Form 10-K
period 1993-10-30
NOVELL INC
filed 1994-01-27
CIK 758004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED OCTOBER 30, 1993

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             FOR THE TRANSITION PERIOD FROM --------------------
                                                          TO
             -----------------------------------------------------------------

                        Commission File Number: 0-13351

                                  NOVELL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                                         87-0393339
       (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                              122 East 1700 South
                               Provo, Utah 84606

             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (801) 429-7000

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                        Preferred Share Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the registrant's common stock held by nonaffiliates on January 11, 1994 (based on the last reported price of the Common Stock on the NASDAQ National Market System on such date) was $6,084,873,630.

     As of January 11, 1994 there were 308,833,023 shares of the registrant's common stock outstanding.

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 30, 1993, are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 9, 1994, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Novell, Inc. ("Novell" or the "Company") is an information system software company, which develops, markets and services specialized and general purpose operating system products and application programming tools. Novell's NetWare(R), UnixWare(TM) and AppWare(TM) families of products provide matched software components for distributing information resources within local, wide area and internetworked information systems.

     The Company was incorporated in Delaware on January 25, 1983. Novell's executive offices are located at 122 East 1700 South, Provo, Utah 84606. Its telephone number at that address is (801) 429-7000.

     The Company sells its products domestically and internationally through 33 U.S. sales offices and 31 foreign offices. The Company sells its products primarily through distributors and national retail chains, who in turn sell the Company's products to retail dealers. The Company also sells its products through OEMs, system integrators, and VARs.

     The Company conducts product development activities in Cupertino, Monterey, San Jose, Sunnyvale, and Walnut Creek, California; Boulder, Colorado; Natick, Massachusetts; Summit, New Jersey; Austin, Texas; Provo, Salt Lake City, and Sandy, Utah; Toronto, Canada; and Hungerford, U.K. It also contracts out some product development activities to other third-party developers.

     In December 1990, the Company announced that Canon, Fujitsu, NEC, Sony, and Toshiba, five major Japanese computer companies, joined SOFTBANK Corporation and Novell as investment partners in Novell Japan, Ltd., a Tokyo-based joint venture inaugurated in April 1990. Novell has a 54% ownership interest, and accordingly, the financial statements of Novell Japan, Ltd. are consolidated in the financial statements of the Company, with the minority interest in profit or loss offset within other income and expense.

     In April 1991, the Company invested $15.0 million in UNIX System Laboratories, Inc. (USL), a subsidiary of AT&T that develops and licenses the UNIX operating system and other standards-based software to customers worldwide. In December 1991, the Company announced the formation of Univel, a joint venture with USL, formed to accelerate the expanded use of the UNIX operating system in the personal computer and network computing marketplace. Novell and USL contributed cash and technology rights to Univel. Then in June 1993, the Company acquired the remaining portion of USL by issuing approximately 11.1 million shares of Novell common stock valued at $321.8 million in exchange for all of the outstanding stock of USL not previously owned by Novell and assumed additional liabilities of $9.4 million. The transaction was accounted for as a purchase and, on this basis, resulted in a one-time write-off of $268.7 million for purchased research and development in the third quarter of fiscal 1993.

     On October 28, 1991, the Company completed a merger with Digital Research Inc. (DRI), a producer of personal computer operating software, whereby DRI became a wholly owned subsidiary of Novell. There were 6.0 million shares of Novell common stock exchanged for all of the outstanding stock of DRI. This transaction was accounted for as a pooling of interests; however, prior year financial statements have not been restated due to immateriality.

     In April 1992, the Company purchased all of the outstanding stock of International Business Software, Ltd. (IBS), a developer of distributed computing technology for Apple Macintosh computers, for $5.2 million cash, whereby IBS became a wholly owned subsidiary of Novell.

     In June 1992, the Company purchased all of the outstanding stock of Annatek Systems, Inc. (Annatek), a developer of software distribution products, for $10.0 million cash, whereby Annatek became a wholly owned subsidiary of Novell.

     In June 1993, the company purchased all of the outstanding stock not previously owned by Novell of Serius Corporation (Serius), a developer of object-based application tools, for $17.0 million cash and assumed liabilities of $5.0 million, whereby Serius became a wholly owned subsidiary of Novell. Novell previously had invested cash of $1.1 million in Serius. This transaction was accounted for as a purchase and, on this basis, resulted in a one-time write-off of $22.1 million for purchased research and development in the third quarter of fiscal 1993.

     In June 1993, the Company acquired all of the outstanding stock of Software Transformation, Inc. (STI), a developer of software development tools, by issuing approximately 800,000 shares of Novell common stock in exchange for all of the outstanding stock of STI. The transaction was accounted for as a pooling of interests; however, prior periods were not restated due to immateriality.

     In July 1993, the Company acquired all of the outstanding stock of Fluent, Inc. (Fluent), a developer of multimedia software for personal computers, for $18.5 million cash and assumed liabilities of $3.0 million, whereby Fluent became a wholly owned subsidiary of Novell. The transaction was accounted for as a purchase and, on this basis, resulted in a one-time write-off of $20.7 million for purchased research and development in the third quarter of fiscal 1993.

     The Company will continue to look for similar acquisitions, investments, or strategic alliances which it believes complement its overall business strategy.

BUSINESS STRATEGY

     Novell's business strategy is to be a leading supplier of software products for the network computing industry. Over the past several years the Company has issued common stock or paid cash to acquire technology companies, invested cash in other technology companies, and formed strategic alliances with still other technology companies. Novell undertook all of these transactions to promote the growth of the network computing industry, and in many cases to also broaden the Company's business as a system software supplier.

     Novell believes that companies implement technologies to meet business needs. People use technology to help them to be more productive in their jobs. As a result of these motivations, customers have made the NetWare operating system the most popular network solution in the industry. This is a direct result of Novell's delivery of a networking environment that contributes to the success of individuals and companies. Novell is focused on meeting customer needs.

     To meet the needs of its customers, over the past year Novell has embarked on a strategy to combine the industry's most proven network operating system with the industry's most proven application platform -- UNIX. This "matched pair" combines the best network services with the best application services to deliver to customers the best computing platform on which to run their businesses. These strong operating systems combine with Novell's innovative client/server application platform to deliver a total system software solution.

     Novell's mission is to accelerate the growth of the network computing industry through responsible leadership. The Company accomplishes this by delivering an overall networking environment which includes industry leading product technology, programs, and partnerships. The key elements of the Company's overall business strategy are:

Technological Leadership.

     Integration Platform. Novell's NetWare network operating system provides a platform for the integration of multiple technologies. This includes the seamless integration of multiple desktop systems and host environments. Novell believes that the customer environments are inherently heterogeneous and therefore require an information system that integrates dissimilar technologies. The goal of Novell's strategy of integrating various desktop systems is to allow IBM and IBM-compatible, Apple Macintosh, and UNIX-based PCs and workstations to access and share simultaneously a common set of network resources and information. This gives customers the freedom to choose the desktop and application server systems that best fit their application requirements. In addition to the integration of desktops, host environments from vendors such as IBM, DEC, HP and Olivetti are integrated into the NetWare network so that users can access host-based resources and information from their desktops across the network. Novell continues to extend this hardware and infrastructure integration to other communication devices such as PBXs and imbedded systems such as cash registers and process control devices. The overall objective is to seamlessly connect users by shielding them from the underlying network technology used to share resources and information across heterogenous systems.

     Network Services. Novell delivers advanced network services on top of the integration platform. These services enhance the functionality available to users on the network. In the first release of NetWare eleven years ago, those services were file and print only. While Novell has continued to enhance NetWare file and print services, the services provided by Novell and third parties have expanded significantly to include communications, network and systems management, messaging, directory, software licensing and distribution, imaging and document management, and telephony services. Novell continues to add network services through internal development efforts, partnerships, and acquisitions.

     Application Framework: AppWare. In addition to the programming interfaces that Novell provides for application developers, Novell has begun delivering AppWare -- a set of development tools that significantly eases the development of true client/server applications. AppWare allows application developers and internal IS development teams to deliver distributed applications that integrate and take advantage of all of the network services available in NetWare and UnixWare.

     Directory Services. With the introduction of NetWare 4 in March 1993, Novell began to deliver an industry leading distributed naming service -- NetWare Directory Services (NDS). NDS allows administrators and users to view the information and resources on the network in a simple and integrated way. It provides for one common view of the network rather than having to track resources by knowing on which server the resource resides. NDS allows the user to login once into the network and access information and resources independent of physical location. While this simplifies both the administration and use of the network, NDS also improves the security of network information with the use of encryption technology. The NetWare Directory Service will continue to become the centerpiece of network services and client/server applications for the next several years.

Programs

     Technical Support Alliance. In May 1991 Novell announced the formation of the Technical Support Alliance (TSA), with 37 current members including Apple, Compaq, Hewlett-Packard, Intel, IBM, Lotus, Microsoft, Oracle and WordPerfect. The TSA was organized to provide one-stop multivendor support.

     Certified NetWare Engineer Program.  Through the Certified NetWare Engineer
     (CNE) program, Novell is strengthening the networking industry's Level I support self-sufficiency. CNEs are individuals who receive high-level training, information, and advanced technical telephone support (Level II) from Novell. CNEs may be employed by resellers, independent support organizations, or Novell Support Organizations (NSOs). The NSO program pools the capabilities of the industry's best support providers. NSOs have contractual agreements with Novell that are designed to ensure quality service on a national or global level.

     National Authorized Education Centers. Novell offers education to end users through more than 1,200 established Novell Authorized Education Centers (NAECs) worldwide, which use Novell-developed courses to instruct more than 30,000 students per month in the use and maintenance of Novell products. Novell also offers self-paced training products.

     Novell Labs. Through its Independent Manufacturer Support Program (IMSP), Novell works with third-party manufacturers to test and certify hardware components designed to interoperate with the NetWare operating system. Novell distributes these tests results to inform NetWare customers about products that have formally demonstrated NetWare compatibility. In effect, IMSP certification programs help vendors to market their products through Novell's distribution channels. The primary goal of IMSP is to foster working relationships between Novell and strategic third-party hardware manufacturers. Secondary goals include promoting certified hardware to industry resellers, anticipating industry hardware directions through comarketing efforts, and working with vendors to codevelop critical network hardware components.

     Client-Server NetWare Loadable Module (NLM) Testing Program. Novell is committed to ensuring the highest quality customer solutions by raising the level of importance that quality assurance and testing hold in the software development cycle. The NLM testing program is a result of that commitment; it allows developers to submit client-server NLM applications for testing.

Partnerships

     Development Partners. When customers request a new network service be added to the NetWare operating system, Novell investigates the most effective way to deliver that functionality to the user. Very often the best way is for Novell to partner with a company who has expertise in that specific area. By partnering, the combination of Novell's expertise in networks and the partner's expertise in the given product area combine to deliver a better solution faster than if Novell would have attempted to develop it alone.

     Systems Partners. Novell partners with companies who have complimentary software and hardware. The resulting solution is a powerful combination of products that deliver enterprise-wide connectivity solutions. These partners include system suppliers like IBM, DEC and HP, as well as system integration experts like Memorex Telex, Arthur Andersen, EDS, etc.

     Application Partners. Novell works very closely with application developers to provide integrated software support for end users. Because Novell does not market applications, relationships with software developers can be very synergistic.

     Multiple Channel Distribution Network. The Company markets a broad line of the NetWare operating system and the UnixWare operating system through distributors, dealers, value added resellers, systems integrators, and OEMs as well as to major end users.

     Worldwide Service and Support. The Company is committed to providing service and support on a worldwide basis to its resellers and to their end-user customers. The Company has established agreements with third party service vendors to expand and complement the service provided directly by the Company's service personnel and the Company's resellers.

PRODUCTS

     The Company's products fall within three operating groups: NetWare Systems Group (NSG), UNIX Systems Group (USG), and AppWare Systems Group (ASG).

     NETWARE SYSTEMS GROUP. NSG develops operating systems products to meet customer demands and include the following features.

     Open Architecture. Novell maintains an open architecture in all of its networking products. Application interfaces to all of the NetWare services have been developed and published, allowing developers to take advantage of NetWare functionality. NetWare applications interfaces provide access to all NetWare services, including file and print, database, communications, and messaging services.

          The NetWare Directory Service will be the foundation for network services and client/server applications for the next several years. Besides enhanced NetWare file and print services, the services provided by Novell and third parties will also include communications, network and systems management, messaging, directory, software licensing and distribution, imaging and document management, and telephony services.

     Ease of Use. NetWare 4 reduces administrative costs by allowing network supervisors to manage and administer their networks easily. A new graphical utility called the NetWare Administrator consolidates all network administration tools into a single console, giving intuitive control of the entire network.

     Reliability. NetWare contains a wide variety of features that ensure system reliability and data integrity. These features protect everything from the storage medium to critical application files, allowing Novell to provide the highest levels of network reliability in the industry.

          Novell pioneered system fault tolerance in PC-based networks and continues to lead the industry in this area. Novell's introduction of mirrored server technology in 1992 provides the highest level of fault tolerance for PC based networks.

     Manageability. Through NetWare Distributed Management Services (NDMS), Novell delivers industry leading products that provide network and systems management capabilities. NetWare manages all of a customers critical assets -- information, infrastructure, hardware, and software -- through delivery of storage management, device, and software licensing and distribution services.

     Security. Throughout its history, the NetWare product line has provided the tightest security features in the industry. Novell introduced the concept of usernames, passwords, and user profiles to the network market in NetWare as early as 1983. These user profiles list the resources to which a user has access, and the rights he or she has while using that resource. With version 2.15 of the NetWare operating system, network managers have been able to specify the date, time, and location from which a user can login to the network. Intruder detection and lockout features notify supervisors of any unauthorized access attempt. NetWare 3 incorporates additional security features including encrypted passwords over the wire. NetWare 4 network operating system adds new security auditing capabilities required in many security conscious network environments.

     Workstation Independence. NetWare currently supports DOS, MS Windows, OS/2, Macintosh, and UNIX workstations. By providing a network operating system that can integrate all the standard workstation operating systems, Novell gives users the freedom to choose their workstation environment while ensuring them full network participation.

     Hardware Independence. NetWare is hardware-independent and the Company has close working relationships with more than 350 strategic third-party hardware manufacturers. This independence and these relationships provide the Company with a broad market for its networking software and the ability to support new hardware as it is developed.

     High Performance. When Novell introduced the Advanced NetWare network operating system to the market in 1985, it represented a major improvement in network operating system performance, and NetWare network operating systems still lead the market in performance today. The NetWare 3 network operating system extends Novell's performance leadership by providing end users the potential of up to three times the performance of the NetWare 2 network computing products. The NetWare 4 network operating system allows users and applications to gain access to network-wide information and services transparently through technologies such as NetWare Directory Services, new security capabilities, wide-area networking improvements, and enhanced administration and management tools.

     NETWARE OPERATING SYSTEMS PRODUCT LINE. The NetWare family of network operating systems provides solutions to a wide variety of needs ranging from small, simple networks to enterprise-wide networks and include the following products.

     NetWare 4. In March 1993, Novell introduced the NetWare 4 operating system. An elaborate demonstration showed the ability of how one network server can support 1,000 clients or how one client can access 1,000 servers.

          Novell sees itself and NetWare at the center of the converging market forces reshaping business computing on to downsized, or rightsized information systems. Cohesively managed computer networks are taking on computing responsibilities held by mainframe computers over the last three decades.

          NetWare has increasingly defined a system services environment that supports this world-wide shift away from mainframe and mid-range computing solutions to computer networks.

          Novell's NetWare 4 operating system is designed to deliver the power and technology to meet downsizing requirements.

     All Encompassing Environment. Delivering a manageable, global, directory framework that provides connectivity to other computing platforms enables users to access applications and system services regardless of their physical location on the network.

     System Fault Tolerance. Providing robust business-critical reliability to a network using the concept of server mirroring allows the workflow of the business to be uninterrupted even in the event of a hardware failure.

     Large Scale Configurations. NetWare 4 supports single server configurations up to 1,000 concurrent users, or clients, on each server.

     NetWare 3. NetWare 3 is a proven, sophisticated connectivity tool for businesses, departments, and workgroups of various sizes. NetWare 3 is a full-featured, 32-bit network operating system that supports all key desktop operating systems -- DOS, MS Windows, OS/2, UNIX, and
     Macintosh -- as well as the IBM SAA environment. NetWare 3 provides a high-performance integration platform for businesses requiring a sophisticated network computing solution in a multivendor environment. NetWare 3 offers centralized network management and is available in 5-,10-, 20-, 50-, 100-and 250-user versions, allowing organizations to standardize on a high-performance networking solution regardless of their size.

     NetWare Clients. As new desktop operating systems become available Novell has continued its Open Desktop Strategy by offering NetWare clients and redirectors for connection into NetWare through fulfillment and 1-800 numbers. This allows existing users of NetWare to update client network components while maintaining their investment in NetWare servers. In 1992 Novell released Workstation kits for MS DOS, DR DOS, MS Windows 3.1 and OS/2 2.0. These kits provide users and administrators with the ability to get the latest desktop client support available and allows Novell the flexibility to enhance the desktop support independently of NetWare Operating System releases.

     Messaging Services. Messaging technology provides communications capabilities that allow messages to be sent between people, between processes, or between a person and a process without using real-time links. Novell also provides products with these capabilities.

          NetWare MHS is a "store-and-forward" message handling service for the Novell distributed computing platform. NetWare MHS platform supports a wide range of services including Electronic mail (E-mail), workflow automation, calendar and scheduling, and fax services.

          Applications from more than 900 developers (including more than 150 commercial applications) operate on this foundation and support the NetWare MHS platform.

          For example, Indisy provides connectivity between mainframe, minicomputer, and PC-based network users. Indisy's software provides for the exchange of mail transparently across IBM SNA networks. In addition to electronic mail, Indisy also provides software for the exchange of single mail parcels containing spreadsheets, graphics and text, batch report distribution, remote job submission, document translation, and other functions.

     NetWare for Macintosh. When used in conjunction with a NetWare environment, NetWare for Macintosh brings the comprehensive networking features of NetWare, such as enhanced security, resource accounting, and fault tolerance, to the Apple Macintosh environment. NetWare for Macintosh allows Macintosh, DOS, and OS/2 workstations to share data and resources in a high-performance, secure network environment. This product is of special interest to large-and medium-sized companies that have heterogeneous computing environments.

          NetWare for Macintosh comes in two versions: NetWare for Macintosh
     4.01 and NetWare for Macintosh 3.12.

          NetWare for Macintosh 4.01 is the premier solution for integrating Macintosh computers into the NetWare environment. It provides file services, print services, administrative utilities, and AppleTalk routing for Macintosh users on a NetWare 4 network. NetWare for Macintosh 4.01 also allows fast and secure CD-ROM access and DOS-to-Macintosh application mapping.

          NetWare for Macintosh 3.12 provides NetWare file, print, routing, and administrative utilities to Macintosh users and integrates them into the NetWare 3 environment.

     Personal NetWare. As the networking industry continues to grow, new users are interested in simple and inexpensive entry level networking solutions to connect small groups of users together in workgroups. In September 1991 Novell introduced a new peer-to-peer desktop networking product aimed at this market called NetWare Lite 1.0. In July 1992 Novell released an updated NetWare Lite 1.1 that improved the performance of NetWare Lite 1.0 by adding a full network caching and also improved the reliability and Windows support.

          Novell continued to enhance its desktop networking solutions with the release of Personal NetWare in 1993. Personal NetWare is the ideal solution for small businesses and for workgroups in larger businesses and enterprise-wide NetWare networks. Personal NetWare allows users to connect as many as 50 PCs running DOS or MS Windows so they can share hard disks, printers, CD-ROM drives and other resources. In addition to tighter integration with NetWare, Personal NetWare will include support for mobile users and network management at the desktop.

          Other features of Personal NetWare include a single-network view, single login, full compatibility with other versions of the NetWare network operating system, easy management and administration, security, autoreconnect, and a flexible configuration to maximize memory use.

     Novell DOS. In September 1991, the Company introduced DR DOS 6.0, a major upgrade of its advanced DR DOS operating system. DR DOS 6.0 represents a significant advance over DR DOS 5.0 and other competing products with respect to features such as memory management, disk caching and task-switching. The latest addition to Novell's desktop operating system products is Novell DOS 7.

          Novell DOS 7 is the first DOS that fully integrates advanced DOS technology with networking. Novell DOS 7 advances the DOS standard by providing state-of-the-art network and client management utilities, workstation security, disk compression, and NetWare, with all inherent peer-to-peer networking capabilities. Fully integrated networking makes Novell DOS 7 the best DOS client operating system for the Novell NetWare network operating system. It is also fully compatible with the installed base of DOS and MS Windows applications.

     COMMUNICATIONS AND CONNECTIVITY PRODUCTS. As the leader in local area network technology, the Company has made a significant commitment to implementing communications and connectivity services within the NetWare environment.

     Remote PC Access to Networks. The company provides two types of dial-in services for remote PCs:

        NetWare for SAA. NetWare for SAA 1.3B, which runs on both NetWare 3 and NetWare 4 platforms, integrates the NetWare network operating system with traditional IBM SNA mainframe and AS/400 environments. With NetWare for SAA, NetWare clients can access host data and applications while simultaneously accessing files and data on NetWare servers. Built as a set of NetWare Loadable Modules (NLMs), NetWare for SAA capitalizes on the high performance, security, name services, and administration features on the NetWare operating system.

        NetWare SNA Links. NetWare SNA Links 2.0 is an NLM that works with NetWare for SAA to provide LAN-to-LAN communications over existing SNA networks. With NetWare SNA Links, users in geographically dispersed branch offices can access remote LAN and host resources over SDLC and Token-Ring backbones without requiring specialized software on the host. Network supervisors can administer branch office servers from a central location using standard NetWare utilities and management products.

          When installed on a NetWare 3 server or a NetWare MultiProtocol Router 2.0, NetWare SNA Links can route IPX, IP, AppleTalk, and OSI over leased lines using the Point-to-Point Protocol or using X.25 private or public data networks.

INTERNETWORKING PRODUCTS. Novell's internetworking products connect NetWare services at headquarters with services at branch offices, providing access to information and NetWare resources.

NetWare MultiProtocol Router. The NetWare MultiProtocol Router v2.11 and NetWare MultiProtocol Router Plus v2.11 are software-based bridge/routers that run on 80386, 80486, and Pentium PCs. These bridge/routers enable users to connect to remote offices using familiar NetWare and PC technology. NetWare MultiProtocol Router is ideal for connecting local area networks by routing the IPX, IP, AppleTalk, and OSI protocols over a wide range of LAN types, and source-route bridging over Token-Ring. NetWare MultiProtocol Router Plus provides remote routing and source-bridge routing over leased lines, Frame Relay, and x.25.

UNIX SYSTEMS GROUP. USG provides a full suite of UNIX operating system and UNIX connectivity products. Key products include:

Operating System Products. Novell's UnixWare operating system provides a powerful application server and client for today's distributed computing environments. The current product offerings are the UnixWare Application Server
1.1 and the UnixWare Personal Edition 1.1. UnixWare uses the network services available from NetWare and the cross-platform development tools available from AppWare to make applications available throughout the entire enterprise. UnixWare is easy to use, enabling users to be productive right away. Its fully graphical user interface gives users access to all the enterprise-wide information and services available in the corporate computing environment with simple point-and-click mouse functions. UnixWare also supports a variety of international languages.

     Optional products for the Application Server systems include: UnixWare Server Merge for Windows, which provides UnixWare users with multiuser DOS access and limited multiuser MS Windows access; UnixWare Online Data Manager 1.1, a UNIX System V, industry-standard, robust file system designed to maximize system and data availability and improve I/O performance; and OracleWare System-UnixWare Edition, a powerful applications data server platform which integrates the UnixWare Application Server 1.1 operating system with Oracle 7 cooperative database server on a single CD-ROM disk.

     Optional add-on products for UnixWare Personal Edition include UnixWare NFS, which enables resource-sharing with other UNIX systems; UnixWare C2 Auditing, which records security-related events to help detect attempts to breach security; and UnixWare Encryption Utilities, which provide support for DES encryption and decryption.

     Novell also supplies the UNIX operating system source code to other UNIX system vendors. The latest version, UNIX System V Release 4.2 (SVR4.2), unifies several earlier versions and offers greatly enhanced ease of use and ease of administration features.

UNIX Connectivity Products. Novell provides several product families designed to integrate NetWare into the UNIX and TCP/IP environments.

     NetWare NFS provides UNIX workstations with transparent access to the NetWare 3 and NetWare 4 file systems. Once NetWare NFS is installed, workstations with NFS client services can share files with other NetWare clients-such as DOS, Macintosh and OS/2 workstations. NetWare NFS enables UNIX and NetWare clients to share all network printing devices. It also provides an X Window System application that enables UNIX network supervisors to remotely manage NetWare servers. NetWare FLeX/IP provides all the services delivered in the NetWare NFS product except the transparent access to the NFS distributed file system.

     The NetWare NFS Gateway enables DOS and MS Windows users on NetWare to transparently access files on NFS servers. It extends the users' reach into the UNIX world yet preserves the familiar NetWare look and feel. The NetWare NFS Gateway provides easy-to-use, server-based installation, administration and management.

     Novell's popular LAN WorkPlace family of products provides users with fast, direct access to enterprise-wide TCP/IP resources, including the Internet, from a variety of desktop workstations. LAN WorkPlace for DOS offers unsurpassed flexibility by including both DOS and MS Windows TCP/IP applications, as well as new native language versions in French, German, Spanish, Portuguese and Japanese. LAN WorkGroup provides the same versatile connectivity to DOS and MS Windows users of large NetWare networks; its server-based installation, maintenance and management greatly reduce administration time and costs. LAN WorkPlace products are also available for such users of Macintosh and OS/2 systems. Mobile WorkPlace is the newest member of the family, enabling users to access TCP/IP resources when they're on the road just as if they were in the office.

     NetWare/IP is another way for customers to tightly integrate NetWare services into their TCP/IP environments. By installing NetWare/IP on existing NetWare 3 and NetWare 4 servers, customers can create an environment that supports both the TCP/IP and IPX transport protocols, or one that uses TCP/IP only.

     Novell also offers a solution for integrating Open Systems Interconnection
(OSI) with NetWare. NetWare FTAM from Firefox is a fully FOSIP-compliant FTAM server that enables a variety of FTAM clients to access the NetWare 3 file system. This standard protocol-based product provides a key to enabling multivendor interoperability with NetWare systems.

APPWARE SYSTEMS GROUP. ASG provides tools and technologies for the development of network-aware applications. Four key requirements are the focus of ASG's product line: (1) object based tools and systems for use by corporate and consulting developers for rapid network application development, (2) libraries for use by commercial software vendors for writing portable source code, covering dominant desktop and network system services, (3) transaction processing monitor technology for the creation and management of mission-critical corporate transaction applications, and (4) operating systems and network access technologies for office, commercial, and industrial devices to connect into local area networks.

AppWare Bus and AppWare Loadable Modules. The AppWare Bus and ALMs provide a model for software components from separate vendors to work together in custom applications. The AppWare Bus is a sophisticated engine for managing the interactions between the ALM components. Novell and many third parties provide high-level, easy to use ALMs covering network, DBMS, communications, multimedia, and other application fields. When accessed by a development tool such as Novell's Visual AppBuilder, the AppWare Bus allows all ALMs to be used rapidly in any combination to create powerful applications. The AppWare Bus and ALMs are usually bundled with other Novell products, and several OEM agreements are in place for building within other vendors' development tools.

Visual AppBuilder. Visual AppBuilder is Novell's rapid development tool for corporate and consulting developers. It provides an intuitive, visual interface to application construction, empowering developers who need not necessarily be fluent with traditional languages such as C and C++. Visual AppBuilder accesses the AppWare Bus and ALMs to provide the component engine and component set for developers to visually assemble into custom applications. Visual AppBuilder, when combined with network ALMs, is one of the most effective tools for building network-aware applications. Visual AppBuilder is targeted for sale through a variety of distribution channels, and will be bundled with several other Novell products.

ALM SDK. The ALM SDK is a tool for C and C++ programmers to use to create new ALMs. The interface to the AppWare Bus is provided, allowing any third party programmer or vendor to create ALMs that interoperate with Novell's ALMs. The ALM SDK is bundled with Visual AppBuilder.

AppWare Foundation. AppWare Foundation is a set of libraries which provide an application programming interface (API) for C and C++ developers to write portable source code. The problem of portability which is addressed by the AppWare Foundation is perhaps one of the most important issues facing software vendors today. Using the AppWare Foundation, a programmer may write code once for a new application or software component, and simply recompile the code to run on any of the dominant desktop computing systems, including MS Windows, MacIntosh, UnixWare and other versions of UNIX, and soon OS/2 and Windows NT. The Foundation offers such portable APIs covering graphical interfaces, operating systems, network systems, and network services. AppWare Foundation is targeted for sale through a variety of distribution channels, and several OEM relationships have been formed to distribute the Foundation libraries as a part of third party development tools.

Tuxedo. Derived from Novell's 1993 acquisition of USL, Tuxedo is a sophisticated transaction processing manager for mission critical transaction-oriented applications. Tuxedo provides both client and server software for connecting client applications and server services together with a highly reliable, high-performance, secure, managed transaction connection. In use today in mission critical applications within Fortune 500 companies, Tuxedo is well recognized as a leading offering in its field. Its integration with NetWare, via NLMs, and AppWare, via ALMs, provides those key Novell products with effective transaction processing facilities. Tuxedo is sold largely through OEM agreements with major system software vendors, and directly to large corporate customers.

Extended Networks Group products. The Extended Networks Group is developing and providing system software and application technologies for integrating office, commercial, and industrial devices into NetWare networks. While its products are not yet announced, they will include technology components such as:

     FlexOS. Novell's FlexOS is a 32-bit real time operating system which is most often embedded in business, commercial, and industrial devices to make such devices "intelligent". Widely used today in point-of-sale and industrial hardware systems, Flex OS will play an important role in the extension of NetWare LANs into emerging device markets.

     Device-centric ALMs. AppWare Loadable Modules which control devices through NetWare networks will offer complete system control to application developers. Given the other ALMs described above, applications will be able to be created quickly integrating control over desktop computer functions, network functions, and device functions.

PRODUCT DEVELOPMENT

     Due to the rapid pace of technological change in its industry, the Company believes that its future success will depend, in part, on its ability to enhance and develop its network and communications software products to satisfactorily meet specific market needs.

     The Company's current product development activities include the enhancement of existing products and the development of products that will support (1) further integration of NetWare and UNIX environments and the establishment of UnixWare as an industry-leading UNIX platform; (2) network management services; (3) global naming services; (4) international networking standards; (5) integrated peer services in NetWare clients; (6) integration of current and future desktop operating systems into the overall networking environment; (7) host-based versions of NetWare, such as NetWare for UNIX and NetWare for OS/2; (8) processor independent versions of NetWare; (9) additional network services; (10) technologies for distributed applications development and operation; (11) AppWare ALMs for a broad range of Novell and UNIX services; and
(12) multiplatform and multivendor APIs for major network services.

     During fiscal 1993, 1992, and 1991, product development expenses were approximately $164.9 million, $120.8 million, and $77.9 million, respectively. The Company's product development effort consists primarily of work performed by employees; however, the Company also utilizes third-party technology partners to assist with product development.

SALES AND MARKETING

     Novell markets its NetWare family of network products and the UnixWare operating system through distributors, dealers, vertical market resellers, systems integrators, and OEMs who meet the Company's criteria, as well as to major end users. In addition, the Company provides technical support, training, and field service to its customers from its field offices and corporate headquarters. The Company also conducts sales and marketing activities from its offices in Cupertino, Monterey, San Jose, and Sunnyvale, California; Summit, New Jersey; Austin, Texas; Provo and Sandy, Utah; and from its 33 U.S. domestic and 31 foreign field offices.

Distributors. Novell has established a network of independent distributors, which resell the Company's products to dealers, smaller VARs, and computer retail outlets. As of December 31, 1993, there were approximately 21 domestic distributors and approximately 113 foreign distributors.

Dealers. The Company also markets its products to large-volume dealers and regional and national computer retail chains.

VARs and Systems Integrators. Novell also sells directly to value added resellers and systems integrators who market data processing systems to vertical markets, and whose volume of purchases warrants buying directly from the Company.

OEMs. The Company licenses its network software to domestic and international OEMs for integration with their products. With the acquisitions of USL and DRI, the number of OEM agreements the Company has increased significantly as USL and DRI have marketed their products quite extensively through OEMs, both domestically and internationally.

End Users. Generally, the Company refers prospective end-user customers to its resellers. However, the Company has the internal resources to work directly with major end users and has developed master license agreements with approximately 150 of them to date. Additionally, some upgrade products are sold directly to end users.

Export Sales. In fiscal 1993, 1992, and 1991, approximately 48%, 47%, and 44%, respectively, of the Company's net sales were to customers outside the U.S.--primarily distributors. (See Note L of Notes to Consolidated Financial Statements.) To date, substantially all international sales except Japanese sales have been invoiced by the Company in U.S. dollars, and in fiscal 1994 the Company anticipates that substantially all foreign revenues except Japanese sales, will continue to be invoiced in U.S. dollars. Except for Germany, which accounted for 11% of revenue in fiscal 1993, 13% of revenue in fiscal 1992 and 10% of revenue in fiscal 1991, no one foreign country accounted for more than 10% of net sales in any period. Except for one multi-national distributor which accounted for 12% of revenue in fiscal 1993, no customer accounted for more than 10% of revenue in any period.

Marketing. The Company's marketing activities include distribution of sales literature and press releases, advertising, periodic product announcements, support of NetWare user groups, publication of technical and other articles in the trade press, and participation in industry seminars, conferences, and trade shows. The marketing departments of the Company employ many technical laboratories of networked computer equipment and individual device testing and evaluation. The knowledge derived from these laboratories is the basis for the technical publications published by the Company. These activities are designed to educate the market about local area networks in general, as well as to promote the Company's products. Through the Professional Developers Program, the Company strongly supports independent software and hardware vendors in developing products that work on NetWare networks. Thousands of multiuser application software packages are now compatible with the NetWare operating system. In March 1993, the ninth annual BrainShare Conference (formerly Developers' Conference) was held to inform and educate developers about NetWare product strategy, NetWare open architecture programming interfaces, and NetWare third-party product certification programs.

SERVICE, SUPPORT, AND EDUCATION

     The purpose of any service program is to help users get the most out of the products they buy. Novell offers a variety of support alternatives and encourages users to select the services that meet their own needs. These include the worldwide service and support organization, the Technical Support Alliance, the CNE program, NAECs, IMSP and the ClientServer NLM Testing Program.

MANUFACTURING SUPPLIERS

     The Company's products, which consist primarily of software diskettes and manuals, are duplicated by outside vendors. This allows the Company to minimize the need for expensive capital equipment in an industry in which multiple high-volume manufacturers are available.

BACKLOG

     Lead times for the Company's products are typically short. Consequently, the Company does not believe that backlog is a reliable indicator of future sales or earnings. The absence of significant backlog may contribute to unpredictability in the Company's net income and to fluctuations in the Company's stock price. See "Factors Affecting Earnings and Stock Price." The Company's backlog of orders at January 21, 1994, was approximately $35.3 million, compared with $35.7 million at January 22, 1993.

COMPETITION

     Novell competes in the highly competitive market for computer software, including in particular, network operating systems, desktop operating systems and related systems software. In the market for network operating systems, Novell believes that the principal competitive factors are hardware independence and compatibility, availability of application software, marketing strength in desktop operating systems, system/performance, customer service and support, reliability, ease of use, price/performance, and connectivity with minicomputer and mainframe hosts.

     The market for operating systems software, including network operating systems and client operating systems, has become increasingly problematic due to Microsoft's growing dominance in all sectors of the software business. The Company does not have the product breadth and market power of Microsoft. Microsoft's dominant position provides it with enormous competitive advantages, including the ability to unilaterally determine the direction of future operating systems and to leverage its strength in one or more product areas to achieve a dominant position in new markets. This position may enable Microsoft to increase its dominance even if the Company succeeds in continuing to introduce products with superior performance and features to those offered by Microsoft.

     Microsoft's ability to offer networking functionality in future versions of MS Windows and Windows NT, or to provide incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products, may significantly inhibit the Company's ability to maintain its business. Moreover, Microsoft's ability to offer products on a bundled basis can be expected to impair the Company's competitive position with respect to particular products. Novell may be unable to maintain compatibility with Microsoft's key products, although Novell will continue to seek to do so.

     The Company has not succeeded in establishing significant sales from DR DOS following its acquisition of Digital Research Inc. in October 1991. The Company believes that it will continue to be at a substantial competitive disadvantage in selling its client operating systems due in part to Microsoft's dominance and certain of Microsoft's pricing and licensing practices. Such competitive position and practices may prevent the Company from successfully offering products to a broad variety of customers or from maintaining demand for these products. There can be no assurance that the Company will be successful in competing against Microsoft in any market or market segment in the future.

     The application software development tools market in which Novell now operates is also highly competitive. There can be no assurance that Novell will be successful in competing in this market or any other market in the future.

LICENSES, PATENTS AND TRADEMARKS

     The Company currently relies on copyright, patent, trade secret and trademark law, as well as provisions in its license, distribution and other agreements in order to protect its intellectual property rights. The Company currently holds six United States patents and has numerous United States patents pending. Additionally, the Company has a number of patents pending in foreign jurisdictions. No assurance can be given that such patents pending will be issued or, if issued, will provide protection for the Company's competitive position. Although the company intends to protect its patent rights vigorously, there can be no assurance that these measures will be successful. Additionally, no assurance can be given that the claims on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the Company's technology or the circumvention of its patent protection by competitors could have a material adverse effect on the Company's ability to compete successfully in its products business.

     The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. There can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third party technology. In the event of litigation to determine the validity of any third party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company.

     In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. In addition, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

EMPLOYEES

     As of December 31, 1993, the Company had 4,335 employees. The functional distribution of its employees was: sales and marketing -- 939; product development and marketing-1,817; general and administrative -- 487; service, support and education -- 807; operations -- 146; and joint ventures -- 139. Of these, 349 employees are located in U.S. field offices, and 755 employees are in offices outside the U.S. All other Company personnel are based at the Company's facilities in Utah, California, Colorado, Massachusetts, New Jersey, or Texas. None of the employees is represented by a labor union, and the Company considers its employee relations to be excellent.

     Competition for qualified personnel in the computer industry is intense. To make a long-term relationship with the Company rewarding, Novell endeavors to give its employees and consultants challenging work, educational opportunities, competitive wages, and, through sales commission plans, bonuses, and stock option and purchase plans, opportunities to participate financially in the Company.

FACTORS AFFECTING EARNINGS AND STOCK PRICE

     In addition to factors described above under "Competition" which may adversely affect the Company's earnings and stock price, other factors may also adversely affect the Company's earnings and stock price. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries. There can be no assurance that Novell will be successful in integrating acquired businesses into its own, that it will retain their key technical and management personnel or that Novell will realize any of the other anticipated benefits of the acquisitions.

     The computer software industry has experienced delays in its product development and "debugging" efforts, and the Company could experience such delays in the future. Significant delays in developing, completing or shipping new or enhanced products would adversely affect the Company. Furthermore, it can be expected that as products become more complex, development cycles will become longer and more expensive. There can be no assurance that Novell will be able to respond effectively to technological changes or new product announcements by others, or the Novell's research and development efforts will be successful.

     The Company's industry is characterized by rapid technological change, resulting in continuing pressure for price/performance improvements in response to advances in computer software and hardware technology. The Company believes that its future success will depend on its ability to continue to enhance its current products and to develop and introduce new products that maintain its technological leadership and achieve market acceptance.

     In particular, the Company has recently introduced the NetWare 4 operating system, a new version of the NetWare operating system which provides increased functionality as compared to prior releases of the NetWare product, including the ability to support a substantial increase in the number of clients connected on a single network. As with the introduction of any major new product or upgrade, the introduction of the product may cause a deferral in orders or reduction in demand for prior versions of the NetWare operating system, as customers and value-added resellers evaluate the functionality of the new product. Moreover, because the new product addresses new market segments and is offered at a higher price than prior NetWare product releases, the Company is unable to predict the level of demand for the NetWare 4 operating system which will actually occur. Should orders and sales for either the NetWare 4 operating system or prior versions of the NetWare product fall short of the Company's objectives, the Company could experience excess inventories and unexpected costs. As a result, the Company's future sales and earnings may be subject to substantial fluctuations, particularly in the near term.

     The introduction of new products also involves material marketing risks due to the possibility of errors or shortfalls in product performance. Should any new product experience a high rate of bugs or performance difficulties, the Company could experience product returns, unexpected warranty expenses and lower than expected sales. No assurance can be given as to the Company's financial results during such periods.

     The Company's future earnings and stock price could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and earnings may be unpredictable due to the Company's shipment patterns. As is typical in the software industry, a high percentage of Novell's revenues are earned in the third month of each fiscal quarter and tend to be concentrated in the latter half of that month. Accordingly, quarterly financial results are difficult to predict and quarterly financial results may fall short of anticipated levels. Because the Company's backlog early in a quarter is not generally large enough to assure that it will meet its revenue targets for any particular quarter, quarterly results may be difficult to predict until the end of the quarter. A shortfall in shipments at the end of any particular quarter may cause the results of that quarter to fall significantly short of anticipated levels. Due to analysts' expectations of continued growth and the high price/earnings ratio at which the Company's common stock trades, any such shortfall in earnings could have an immediate and very significant adverse effect on the trading price of the Company's common stock in any given period.

     As a result of the foregoing factors and other factors that may arise in the future, the market price of the Company's common stock may be subject to significant fluctuations over a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer industry or the securities markets in general.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, titles with Novell, and present and past positions of the persons currently serving as executive officers of Novell.

                                            HAS BEEN
                                            OFFICER
                NAME                  AGE    SINCE                POSITION OR OFFICE
- ------------------------------------  ---   --------   ----------------------------------------
Raymond J. Noorda...................   69   1983       Chairman of the Board, President, and
                                                       Chief Executive Officer
Mary M. Burnside....................   46   1989       Office of the President and Chief
                                                       Operating Officer
James R. Tolonen....................   44   1989       Office of the President and Chief
                                                       Financial Officer
Michael J. DeFazio..................   47   1994       Executive Vice President, UNIX Systems
                                                         Group
John W. Edwards.....................   38   1992       Executive Vice President, AppWare
                                                       Systems Group
Richard W. King.....................   37   1993       Executive Vice President, NetWare
                                                       Systems Group
Kanwal S. Rekhi.....................   47   1989       Executive Vice President, Corporate
                                                       Technology and Director
David R. Bradford...................   43   1986       Senior Vice President, General Counsel,
                                                       and Corporate Secretary
Robert W. Davis.....................   36   1994       Senior Vice President, Corporate
                                                       Marketing
Ernest J. Harris....................   46   1994       Senior Vice President, Human Resources
Joseph A. Marengi...................   40   1993       Senior Vice President, Worldwide Sales
Jan E. Newman.......................   33   1992       Senior Vice President, Service and
                                                       Support and Novell Labs
Stephen C. Wise.....................   39   1990       Senior Vice President, Finance
Darcy G. Mott.......................   41   1989       Treasurer

     Raymond J. Noorda, a founder of the Company, has been President, Chief Executive Officer, and a director of the Company since March 1983, and Chairman of the Board since January 1986.

     Mary M. Burnside joined the Company in January 1988 as Materials Manager. In November 1988, she was promoted to Vice President, Operations. In January 1989 she became Senior Vice President, Operations and was elected a corporate officer. In November 1991 she became Executive Vice President, Corporate Services Group. In August 1993 she joined the Office of the President as Chief Operating Officer.

     James R. Tolonen became a Senior Vice President and Chief Financial Officer of Novell in August 1989 and was elected a corporate officer. In August 1993 he joined the Office of the President as Chief Financial Officer. He served as Vice President, Finance, Chief Financial Officer, and Treasurer of Excelan since 1983. A Certified Public Accountant, he also served as Excelan's acting President from April through August 1985.

     John W. Edwards joined the Company in August 1988 as a Senior Marketing Manager. In November 1989 he became a Product Line Manager and in April 1991 he became a Director of Product Marketing. In November 1991 he was promoted to Director of Marketing and in February 1992 he became Vice President, Marketing. In April 1992 he became Executive Vice President, Desktop Systems Group and was elected a corporate officer. In August 1993 he became Executive Vice President, AppWare Systems Group.

     Michael J. DeFazio joined the Company as Vice President, UNIX Systems Group, when it acquired USL in June 1993. In January 1994 he became Executive Vice President, UNIX Systems Group and was elected a corporate officer. Previous to the acquisition, he was USL's Executive Vice President, UNIX System V Software. Prior to the formation of USL in 1989 he was with AT&T, responsible for business planning, product management, marketing and licensing for UNIX System V and associated system software.

     Richard W. King joined the Company in 1985 as Manager of Software Development and was promoted to Vice President, Software Development in April 1986. In September 1987 he became Vice President, NetWare Products Division and in September 1991 he became Vice President, Service and Support. Then in August 1993 he was promoted to Executive Vice President, NetWare Systems Group and was elected a corporate officer.

     Darrell L. Miller joined the Company in November 1987 as Vice President of Corporate Marketing. In June 1988 he became Vice President and General Manager of the Communications Products Division. In March 1989, he was promoted to Executive Vice President, Software Group and was elected a corporate officer. In March 1990, he became Executive Vice President, Strategic Relations. In November 1993, he resigned from the Company.

     Kanwal S. Rekhi has been an Executive Vice President from June 1989 to the present, and is currently Executive Vice President, Corporate Technology and a director of the Company. Mr. Rekhi, a founder and executive officer of Excelan, Inc., a company acquired by Novell in June 1989, served as Excelan's President and Chief Executive Officer from 1988 to June 1989 and as Executive Vice President of Business Development from 1986 to 1988. Mr. Rekhi was also Secretary of Excelan from 1982 to 1988 and a member of its Board of Directors from 1986 to June 1989.

     David R. Bradford joined the Company in October 1985 as Corporate Counsel. He became Corporate Secretary in January 1986, Senior Corporate Counsel in April 1986, and Senior Vice President, General Counsel, and Corporate Secretary in April 1989.

     Robert W. Davis joined the Company when it acquired Excelan in June 1989 where he had held various marketing positions since 1986. In November 1992 he became Vice President, Connectivity Products and then in August 1993 he became Vice President Marketing, UNIX Systems Group. In January 1994 he became Senior Vice President, Corporate Marketing and was elected a corporate officer.

     Ernest J. Harris joined the Company when it acquired Excelan in June 1989 as Vice President, Human Resources. He had served in the same capacity at Excelan since 1984. In May 1990 he became Senior Vice President, Human Resources and in January 1994 was elected a corporate officer.

     Joseph A. Marengi joined the Company when it acquired Excelan in June 1989 where he had been National Sales Manager since January 1989. He served in various sales positions with the Company until October 1992 when he became Senior Vice President, Worldwide Sales. In August 1993 he was elected a corporate officer.

     Jan E. Newman joined the Company in June 1986 as a Programmer. In July 1988 he became Manager of Documentation and Testing, followed by a promotion to Director of Software Services in November 1988. In March 1991 he became Vice President, Support and Services and was made Vice President, NetWare Products in November 1991. In April 1992 he became Executive Vice President, NetWare Systems Group and was elected as a corporate officer. In August 1993 he became Senior Vice President, Service and Support and Novell Labs.

     Stephen C. Wise became Vice President, Accounting and Planning in January 1990 and was elected a corporate officer. In January 1991, he became Vice President and Corporate Controller. In December 1993 he became Senior Vice President, Finance. He had served previously as Corporate Controller and Assistant Treasurer of Excelan since July 1984.

     Darcy G. Mott, a Certified Public Accountant, joined the Company in September 1986 as Manager, Financial Reporting and Taxes. He became Corporate Controller in February 1989, was elected an officer in November 1989, and became Treasurer in January 1991.

ITEM 2.  PROPERTIES

     The Company owns and occupies a 542,000 square-foot office complex in Provo, Utah, which is used as corporate headquarters and a product development center. In March 1993, the Company purchased a 52,000 square foot building in San Jose, California, which it had previously leased. It is used primarily for product development. The Company also owns a 175,000 square-foot office complex in Austin, Texas. Approximately 80,000 square-feet of this complex is used as a product development center and the remainder is leased to tenants. Additionally, the Company owns a 100,000 square-foot office building in Herndon, Virginia. The Company occupies approximately 1/2 of the space in this building and leases the remainder to tenants. Additionally, the Company owns approximately 48 acres of undeveloped land in San Jose, California and an additional 17 acres of undeveloped land in Provo, Utah, for future expansion.

     The Company has subsidiaries in Australia, Belgium, Brazil, Canada, France, Germany, India, Italy, Japan, Korea, Mexico, South Africa, Spain, Sweden, Switzerland, and the United Kingdom--each of which leases its facilities.

     The Company leases offices for product development in Cupertino, Monterey, San Jose, Sunnyvale, and Walnut Creek, California; Boulder, Colorado; Natick, Massachusetts; Summit, New Jersey; Salt Lake City and Sandy, Utah; Toronto, Canada; and Hungerford, U.K.; and a distribution facility in San Jose, California. The Company also leases sales and support offices in Arizona, California (6), Colorado, Connecticut, Florida (2), Georgia, Illinois, Massachusetts (2), Michigan, Minnesota, Missouri, New Jersey, New York (2), North Carolina, Ohio (2), Oregon, Pennsylvania (2), Tennessee, Texas (3), Utah, Washington, Hong Kong, Singapore and Taiwan.

     The terms of such leases vary from month to month to up to ten years.

ITEM 3.  LEGAL PROCEEDINGS

     On November 10, 1993, a suit was filed against Novell and certain of its officers and directors alleging violation of federal securities laws. The lawsuit was brought as a purported class action on behalf of purchasers of Novell common stock from June 23, 1993 through July 26, 1993. Although the case is in its earliest stages, Novell does not believe that the resolution of this legal matter will have a material adverse effect on its financial position or results of operations.

     In December of 1991, Roger Billings and his International Academy of Science, (the "Academy") filed suit against Novell alleging that the Company infringes on a patent allegedly owned by the Academy. The case is still in its pretrial phase. The Company believes that the ultimate resolution of this legal proceeding will not have a material adverse effect on its financial position or results of operations.

     The Company is a party to a number of additional legal proceedings arising in the ordinary course of its business. The Company believes the ultimate resolution of these claims will not have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Novell, Inc. Common Stock" on page 38 of the Company's Annual Report to Shareholders for the fiscal year ended October 30, 1993.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by Item 6 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Selected Consolidated Financial Data" on page 20 of the Company's Annual Report to Shareholders for the fiscal year ended October 30, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 24 of the Company's Annual Report to Shareholders for the fiscal year ended October 30, 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 of Form 10-K is incorporated herein by reference to the Company's consolidated financial statements and related notes thereto, together with the report of the independent auditors presented on pages 25 through 36 of the Company's Annual Report to Shareholders for the fiscal year ended October 30, 1993, and to the information contained in the section captioned "Selected Consolidated Quarterly Financial Data" on page 37 of the Company's Annual Report to Shareholders for the fiscal year ended October 30, 1993.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required with respect to identification of directors is incorporated herein by reference to the information contained in the section captioned "Election of Directors" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held March 9, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. Information regarding executive officers of Novell is set forth under the caption "Executive Officers" in Item 1a hereof.

     Each director and each officer of the Company who is subject to Section 16 of the Securities Exchange Act of 1934 (the "Act") is required by Section 16(a) of the Act to report to the Securities and Exchange Commission by a specified date his or her transactions in the Company's securities. During the period from November 1, 1992 to fiscal 1993 year end, Director Elaine R. Bond filed her Form 3 upon joining the Board of Directors in a timely manner but inadvertently omitted a derivative security that she beneficially owned. She subsequently amended such Form 3 to reflect such ownership, which amendment was filed late.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Executive Compensation" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held March 9, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Securities Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held March 9, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Compensation Committee Interlocks and Insider Participation" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 9, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934, as amended.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this annual report on Form 10-K for Novell, Inc.:

          1. The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Ernst & Young, Independent Auditors, listed below are incorporated herein by reference to pages 25 through 36 of the Company's Annual Report to Shareholders for the fiscal year ended October 30, 1993.

           Consolidated Statements of Operations for the fiscal years ended October 30, 1993, October 31, 1992, and October 26, 1991.

           Consolidated Balance Sheets at October 30, 1993 and October 31, 1992.

           Consolidated Statements of Shareholders' Equity for the fiscal years ended October 30, 1993, October 31, 1992, and October 26, 1991.

           Consolidated Statements of Cash Flows for the fiscal years ended October 30, 1993, October 31, 1992, and October 26, 1991.

           Notes to Consolidated Financial Statements.

           Report of Ernst & Young, Independent Auditors.

                                                                                          PAGE
                                                                                          ----
          2.   Financial Statement Schedules:
               Schedule I -- Marketable Securities......................................    22
               Schedule VIII -- Valuation and Qualifying Accounts.......................    24
               Schedule X -- Supplementary Income Statement Information.................    25
               Schedules other than those listed above are omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.
          3.   Exhibits:
               A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits, and
                              is incorporated herein by this reference thereto..........    26

     (b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended October 30, 1993.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            NOVELL, INC.
                                            (Registrant)

Date: January 24, 1994                      By     /s/ RAYMOND J. NOORDA
                                             (Raymond J. Noorda, Chairman of the
                                                            Board,
                                                President and Chief Executive
                                                           Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   NAME                                   TITLE                     DATE
- ------------------------------------------
             /s/ RAYMOND J. NOORDA            Chairman of the Board,             January 24, 1994
           (Raymond J. Noorda)                  President, Chief Executive
                                                Officer and Director
                                                (Principal Executive
                                                Officer)
               /s/ JAMES R. TOLONEN           Office of the President            January 24, 1994
            (James R. Tolonen)                  and Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)
               /s/ KANWAL S. REKHI            Executive Vice President           January 24, 1994
            (Kanwal S. Rekhi)                   Corporate Technology
                                                and Director
                 /s/ ELAINE R. BOND           Director                           January 24, 1994
             (Elaine R. Bond)
               /s/ JACK L. MESSMAN            Director                           January 24, 1994
            (Jack L. Messman)
               /s/ LARRY W. SONSINI           Director                           January 24, 1994
            (Larry W. Sonsini)
                  /s/ IAN R. WILSON           Director                           January 24, 1994
             (Ian R. Wilson)

                                  NOVELL, INC.

                      SCHEDULE I -- MARKETABLE SECURITIES

                                             NUMBER OF                                   CARRYING
                                             SHARES OR                      MARKET        AMOUNT
                                             UNITS --                       VALUE         IN THE
                                             PRINCIPAL                     OF EACH       10/30/93
            NAME OF ISSUER AND               OF BONDS       COST OF        ISSUE AT       BALANCE
              TITLE OF ISSUE                 OR NOTES      EACH ISSUE      10/30/93        SHEET
- -------------------------------------------  ---------    ------------   ------------
TAX-EXEMPT MUNICIPAL
    INSTRUMENTS:(1)
  Arapahoe, CO Capital Improvement Trust
     Fund..................................  2,300,000    $  2,300,000   $  2,300,000   $ 2,300,000
  Arapahoe, CO Capital Improvement Trust
     Fund..................................  1,500,000    $  1,500,000   $  1,500,000   $ 1,500,000
  Blackrock Insured Series T-28............       100     $  4,993,200   $  5,000,000   $ 4,993,200
  Blackrock Insured Series T-28............        24     $  1,199,760   $  1,200,000   $ 1,199,760
  Brazos Higher Education Series A.........  1,500,000    $  1,500,000   $  1,500,000   $ 1,500,000
  Connecticut Special TO Revenue Bonds.....  3,880,000    $  3,880,000   $  3,880,000   $ 3,880,000
  Connecticut General Obligation Bonds.....  3,000,000    $  3,000,000   $  3,000,000   $ 3,000,000
  Dallas Fort Worth Regional Airport
     Bond..................................  5,000,000    $  5,000,000   $  5,000,000   $ 5,000,000
  Hawaii State Housing & Finance Corp......  5,000,000    $  5,000,000   $  5,000,000   $ 5,000,000
  Homestead, FL Spec Insur Assess Rev C1...  2,000,000    $  2,000,000   $  2,000,000   $ 2,000,000
  Homestead, FL Spec Insur Assess Rev D9...  1,900,000    $  1,900,000   $  1,900,000   $ 1,900,000
  Illinois HDA Series A....................  3,000,000    $  3,000,000   $  3,000,000   $ 3,000,000
  Illinois HDA Series 86A..................  1,765,000    $  1,765,000   $  1,765,000   $ 1,765,000
  Intercapital Insured Income Trust 2......        60     $  3,000,000   $  3,000,000   $ 3,000,000
  Intercapital Insured Income Trust Series
     4.....................................        60     $  3,000,000   $  3,000,000   $ 3,000,000
  Intercaptial Insured AMP Series
     Thursday..............................        80     $  4,000,000   $  4,000,000   $ 4,000,000
  Intercapital Insured Income Trust Series
     W.....................................       100     $  5,000,000   $  5,000,000   $ 5,000,000
  Intercapital Quality Muni Income Series
     1.....................................        45     $  2,250,000   $  2,250,000   $ 2,250,000
  Intercapital Quality Muni Trust Series
     A.....................................        66     $  3,300,000   $  3,300,000   $ 3,300,000
  Intercapital Quality Income Series 5.....        60     $  3,000,000   $  3,000,000   $ 3,000,000
  Joliet Regional Port District, IL ADJ
     IBR...................................  2,400,000    $  2,400,000   $  2,400,000   $ 2,400,000
  Kentucky HC Revenue Bonds................  1,000,000    $  1,000,000   $  1,000,000   $ 1,000,000
  Lee County, FL School Board CTF Series
     A.....................................  2,000,000    $  2,000,000   $  2,000,000   $ 2,000,000
  Lone Star Airport Series B-1.............  1,700,000    $  1,700,000   $  1,700,000   $ 1,700,000
  St Francis, Louisiana PFA................  3,000,000    $  3,000,000   $  3,000,000   $ 3,000,000
  Maine State Educational Loan Marketing
     Corp..................................  4,000,000    $  4,000,000   $  4,000,000   $ 4,000,000
  Maine State Housing Authority............  4,500,000    $  4,500,000   $  4,500,000   $ 4,500,000
  Maryland State CDA DHCD SFM..............  2,545,000    $  2,545,000   $  2,545,000   $ 2,545,000
  Massachusetts State HFA..................  4,000,000    $  4,000,000   $  4,000,000   $ 4,000,000
  Massachusetts HFA SFMR Series 7..........  2,685,000    $  2,685,000   $  2,685,000   $ 2,685,000
  Michigan State BAE Series A..............  2,500,000    $  2,500,000   $  2,500,000   $ 2,500,000
  Minnesota HFA SFMR.......................  4,000,000    $  4,000,000   $  4,000,000   $ 4,000,000
  Missouri State EI & ERA Series A.........  1,800,000    $  1,791,018   $  1,800,000   $ 1,791,018
  Montana Board of Housing SFMR C-2........  2,055,000    $  2,055,000   $  2,055,000   $ 2,055,000
  Muniyield Florida Insured Fund...........        60     $  3,000,000   $  3,000,000   $ 3,000,000
  Muniyield Insured Fund IB................       100     $  5,000,000   $  5,000,000   $ 5,000,000
  Muniyield Insured Fund IE................        60     $  3,000,000   $  3,000,000   $ 3,000,000
  Muniyield New Jersey Fund................        60     $  3,000,000   $  3,000,000   $ 3,000,000
  Muniyield Qual Fund II-B Series B........       100     $  4,987,650   $  5,000,000   $ 4,987,650
  Muniyield Quality I-A Fund...............       100     $  5,000,000   $  5,000,000   $ 5,000,000
  Nuveen Insured Cal Prem Inc Muni Fund....        69     $  3,450,000   $  3,450,000   $ 3,450,000
  Nuveen Pennsylvania Quality Income
     Thursday..............................        80     $  4,000,000   $  4,000,000   $ 4,000,000
  Nuveen Premium Income Muni Fund..........  3,000,000    $  2,997,120   $  3,000,000   $ 2,997,120
  Nuveen Quality Inc Series M..............        60     $  3,000,000   $  3,000,000   $ 3,000,000
  Ohio State Highway GO Series R...........  4,500,000    $  4,598,955   $  4,500,000   $ 4,598,955
  Orange County, CA Apt. Development
     Corp..................................  3,000,000    $  3,000,000   $  3,000,000   $ 3,000,000
  Orlando, FL UCW&E Revenue Refunding......  3,065,000    $  3,065,000   $  3,065,000   $ 3,065,000
  Palm Beach County, FL School District
     GO....................................  3,435,000    $  3,437,301   $  3,435,000   $ 3,437,301
  Panhandle Plains, TX HEW Series 92-A
     SLRB..................................  3,000,000    $  3,000,000   $  3,000,000   $ 3,000,000
  Pennsylvania Housing Finance Agency......  3,250,000    $  3,250,000   $  3,250,000   $ 3,250,000
  Pittsburgh PA URAHI 92-A.................  2,000,000    $  2,000,000   $  2,000,000   $ 2,000,000

                                             NUMBER OF                                   CARRYING
                                             SHARES OR                      MARKET        AMOUNT
                                             UNITS --                       VALUE         IN THE
                                             PRINCIPAL                     OF EACH       10/30/93
            NAME OF ISSUER AND               OF BONDS       COST OF        ISSUE AT       BALANCE
              TITLE OF ISSUE                 OR NOTES      EACH ISSUE      10/30/93        SHEET
- -------------------------------------------  ---------    ------------   ------------
  Rhode Island H&MFC Ser 86-A..............  1,500,000    $  1,500,000   $  1,500,000   $ 1,500,000
  Sisters of Charity Health Facility.......  1,300,000    $  1,300,000   $  1,300,000   $ 1,300,000
  Tooele County, UT Series 1992-A WTRB.....  2,700,000    $  2,700,000   $  2,700,000   $ 2,700,000
  Tooele County, UT Series 1992-A WTRB.....  4,000,000    $  4,000,000   $  4,000,000   $ 4,000,000
  Tooele County, UT Series 1992-A WTRB.....  2,000,000    $  2,000,000   $  2,000,000   $ 2,000,000
  Utah State General Obligation Series
     92-C..................................  2,500,000    $  2,500,000   $  2,500,000   $ 2,500,000
  Van Kampen Merritt Muni Trust Series D...        60     $  3,000,000   $  3,000,000   $ 3,000,000
  Van Kampen Merritt Pennsylvania..........        75     $  3,750,000   $  3,750,000   $ 3,750,000
  Van Kampen Merritt Trust Inv Grade A.....        70     $  3,500,000   $  3,500,000   $ 3,500,000
  Van Kampen Merritt Trust Inv Grade
     Florida...............................        60     $  3,000,000   $  3,000,000   $ 3,000,000
  Vermont HFA Series 88-A..................  3,085,000    $  3,085,000   $  3,085,000   $ 3,085,000
  Wake County, NC Industrial Facilities
     PCR...................................  3,000,000    $  3,000,000   $  3,000,000   $ 3,000,000
  Washington State HF SFMR Series 92.......  2,260,000    $  2,260,000   $  2,260,000   $ 2,260,000
  Wisconsin State GO Refunding Series 1....  3,880,000    $  3,880,000   $  3,880,000   $ 3,880,000
  Wisconsin State GO Refunding.............  2,000,000    $  2,000,000   $  2,000,000   $ 2,000,000
                                                          ------------   ------------   -----------
          SUBTOTAL.........................               $200,025,004   $199,955,000   $200,025,004
MONEY MARKET FUNDS American Bond Fund......  7,898,556    $  7,898,556   $  7,898,556   $ 7,898,556
  American Capital-High Yield
     Tax-Exempt-A..........................  4,494,241    $  4,494,241   $  4,494,241   $ 4,494,241
  Fidelity Spartan Money Market Fund.......  6,907,372    $  6,907,372   $  6,907,372   $ 6,907,372
  Fidelity Tax-Exempt Money Market Trust...  3,811,922    $  3,811,922   $  3,811,922   $ 3,811,922
  Kemper High Yield Money Market Fund......  17,711,225   $ 17,711,225   $ 17,711,225   $17,711,225
  Putnum Daily Dividend Trust MM Fund......  4,523,528    $  4,523,528   $  4,523,528   $ 4,523,528
  Sentra Prime Cash Money Market Fund......  4,549,797    $  4,549,797   $  4,549,797   $ 4,549,797
  Stein Roe Cash Reserve Money Market
     Fund..................................  1,273,546    $  1,273,546   $  1,273,546   $ 1,273,546
                                                          ------------   ------------   -----------
          SUBTOTAL.........................               $ 51,170,187   $ 51,170,187   $51,170,187
MUTUAL FUNDS
  American High Income.....................    90,760     $  1,382,389   $  1,406,785   $ 1,382,389
  Calvert Tax Free Reserves................  1,177,578    $ 12,572,876   $ 12,623,631   $12,572,876
  Fidelity Advisor High Yield..............   478,461     $  5,665,358   $  5,746,319   $ 5,665,358
  Kemper US Government Securities..........   527,401     $  4,894,280   $  4,899,554   $ 4,894,280
  Kemper Diversified Income................   551,040     $  4,601,185   $  4,628,737   $ 4,601,185
  Liberty High Income Bond Fund............   451,618     $  5,039,908   $  5,103,278   $ 5,039,908
  Putnam High Yield Adv-Bbct...............  1,127,643    $ 11,693,655   $ 11,693,655   $11,693,655
  Putnam Income Fund.......................   654,265     $  4,815,392   $  4,815,392   $ 4,815,392
  Putnam High Yield-BBBA...................   882,251     $ 11,601,601   $ 11,601,601   $11,601,601
                                                          ------------   ------------   -----------
          SUBTOTAL.........................               $ 62,266,644   $ 62,518,952   $62,266,644
OTHER
  Kansas City Power & Light A..............  5,000,000    $  5,000,000   $  5,000,000   $ 5,000,000
  Lasmo Funding A..........................         3     $  3,000,000   $  3,000,000   $ 3,000,000
  Lasmo Funding C..........................         4     $  4,000,000   $  4,000,000   $ 4,000,000
  Gupta Common Stock.......................  1,535,000    $  9,593,750   $ 23,025,000   $ 9,593,750
  Hummer Winblad Venture Partners II.......   200,000     $    200,000   $    200,000   $   200,000
  West One Time Deposit....................   345,000     $    345,000   $    345,000   $   345,000
                                                          ------------   ------------   -----------
          SUBTOTAL.........................               $ 22,138,750   $ 35,570,000   $22,138,750
          TOTAL............................               $335,600,585   $349,214,139   $335,600,585
                                                          ------------   ------------   -----------
                                                          ------------   ------------   -----------

- ------------

(1) The portfolio includes tax exempt municipal bonds with put features and interest rates that are reset periodically as specified with no fluctuation. It also includes tax exempt commercial paper, and tax exempt auction rate instruments.

                                  NOVELL, INC.

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                                                      ACCOUNTS RECEIVABLE ALLOWANCE
                                           ----------------------------------------------------
                                           BALANCE AT   ADDITIONS                    BALANCE AT
                                           BEGINNING    CHARGED TO                     END OF
                                           OF PERIOD    OPERATIONS   DEDUCTIONS(1)     PERIOD
                                           ----------   ----------   -------------   ----------
Fiscal year ended October 26, 1991.......  $14,212,000  $8,737,000     $1,976,000    $20,973,000
Fiscal year ended October 31, 1992.......  $20,973,000  $14,353,000    $ 584,000     $34,742,000
Fiscal year ended October 30, 1993.......  $34,742,000  $18,868,000    $9,344,000    $44,266,000

- ------------

(1) Write-off of uncollectible accounts

                                  NOVELL, INC.

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                     CHARGES TO COSTS AND EXPENSES
                                   -----------------------------------------------------------------
                                   FISCAL YEAR ENDED       FISCAL YEAR ENDED       FISCAL YEAR ENDED
                                      OCTOBER 26,             OCTOBER 31,             OCTOBER 30,
                                         1991                    1992                    1993
                                   -----------------       -----------------       -----------------
Royalties........................     $ 7,906,000             $11,726,000             $16,441,000
Advertising costs................     $27,980,000             $35,652,000             $38,719,000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION
- ------
  3.1    Restated Certificate of Incorporation.(4) (Exhibit 3.1)............................
  3.2    By-Laws. (1)(Exhibit 3.1)..........................................................
  4.1    Reference is made to Exhibit 3.1...................................................
  4.2    Form of certificate representing the shares of Novell Common Stock.(1)(Exhibit
         4.3)...............................................................................
  4.3    Rights Agreement dated December 7, 1988, between Novell, Inc. and Mellon Bank
         (East) N.A., as Rights Agent, relating to the Shareholder Rights Plan.(3)(Exhibit
         1)
 10.1    Novell, Inc. Stock Option Plan.(8)(Exhibit 10.15)..................................
 10.2    Novell, Inc., Employee Retirement and Savings Plan dated December 8, 1986.
         (2)(Exhibit 10.9)..................................................................
 10.3    Agreement and Plan of Reorganization dated March 23, 1989, among Novell, Inc.;
         LansubCorporation; and Excelan, Inc.(5)(Appendix A)................................
 10.4    Novell/Excelan Stock Option Plan. (6)(Exhibit 4.3).................................
 10.5    Novell, Inc. 1989 Employee Stock Purchase Plan.(7)(Exhibit 4.1)....................
 10.6    Agreement and Plan of Reorganization dated July 16, 1991, among Novell, Inc.; MDAC
         Corp.; and Digital Research Inc. (9) (Appendix A)..................................
 10.7    Novell, Inc. 1991 Stock Plan.(10)(Exhibit 10.1)....................................
 10.8    Agreement and Plan of Reorganization and Merger dated February 12, 1993, among
         Novell, Inc.; Novell Acquisition Corp.; UNIX System Laboratories, Inc.; and
         American Telephone and Telegraph Company. (11)(Appendix A).........................
 10.9    UNIX System Laboratories, Inc. Stock Option Plan.(12) (Exhibit 4.3)
   11    Statement regarding computation of per-share earnings.(13).........................
   13    Company's Annual Report to Shareholders for the fiscal year ended October 30,
         1993.(13)..........................................................................
   22    Subsidiaries of the Registrant.(13)................................................
   24    Consent of Ernst & Young, independent auditors.(13)................................

- ----------

 (1) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-1, filed November 30, 1984, and amendments thereto (File No. 2-94613).

 (2) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K, filed for the fiscal year ended October 25, 1986 (File No. 0-13351).

 (3) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Current Report on Form 8-K, dated December 7, 1988 (File No. 0-13351).

 (4) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K, filed for the fiscal year ended October 29, 1988 (File No. 0-13351).

 (5) Incorporated by reference to the Appendix identified in parentheses, filed as an appendix in the Registrant's Registration Statement on Form S-4, filed May 9, 1989 (File No. 33-28470).

 (6) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-8, filed on July 27, 1989 (File No. 33-29798).

 (7) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-8, filed September 28, 1989 (File No. 33-31299).

 (8) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-8, filed on September 4, 1990 (File No. 33-36673).

 (9) Incorporated by reference to the Appendix identified in parentheses, filed as an appendix in the Registrant's Registration Statement on Form S-4, filed September 24, 1991 (File No. 33-42254).

(10) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-8, filed June 5, 1992 (File No. 33-48395).

(11) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement of Form S-4, filed May 13, 1993 (File No. 33-60120).

(12) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-8, filed July 2, 1993 (File No. 33-65440).

(13) Filed herewith.