Form 10-Q
period 1994-01-29
NOVELL INC
filed 1994-03-14
CIK 758004

                          SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                           Form 10-Q


[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the Fiscal Quarter Ended January 29, 1994
                                           or
[ ]            Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                           For the transition period from

                                           to


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                           YES  X  NO ___

As of February 26, 1994 there were 309,668,991 shares of the registrant's common stock outstanding.




Part I.  Financial Information,   Item 1.  Financial Statements

                NOVELL, INC.
                CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
Dollars in thousands,except per share data         Jan. 29, 1994 Oct. 30, 1993
ASSETS

Current assets
  Cash and cash equivalents                           $  430,556  $  328,469
  Short-term investments                                 335,028     335,601
  Receivables, less allowances
        ($50,410 - January; $44,266 - October)           301,947     331,662
  Other                                                   67,048      56,474
Total current assets                                   1,134,579   1,052,206

Property, plant and equipment, net                       216,121     216,849
Other assets                                              88,255      74,800

Total assets                                          $1,438,955  $1,343,855

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                        31,088      38,794
  Accrued salaries and wages                              40,781      53,756
  Accrued marketing liabilities                           28,784      29,892
  Other accrued liabilities                               41,609      41,566
  Income taxes payable                                    58,877      50,588
  Deferred revenue                                        16,685      15,839
Total current liabilities                                217,824     230,435

Deferred income taxes                                     23,992         --

Minority interests                                        11,629      10,205

Put warrants                                                 --      106,716

Shareholders' equity
  Common stock, par value $.10 a share
        Authorized - 400,000,000 shares
        Issued -  309,021,297 shares-January
              308,050,977 shares-October                  30,902      30,805
  Additional paid-in capital                             525,430     411,064
  Retained earnings                                      635,052     562,238
  Unearned stock compensation                             (7,800)     (9,814)
  Cumulative translation adjustment                        1,926       2,206

Total shareholders' equity                             1,185,510     996,499






Total liabilities and shareholders' equity            $1,438,955  $1,343,855

See notes to consolidated unaudited condensed financial statements.















                                NOVELL, INC.
             CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                 Fiscal Quarter Ended
Amounts in thousands,                            Jan. 29,       Jan. 30,
except per share data                                1994           1993

Net sales                                        $311,384        $260,174
Cost of sales                                      64,140          50,451
Gross profit                                      247,244         209,723


Operating expenses
  Sales and marketing                              69,219          53,585
  Product development                              56,530          34,245
  General and administrative                       22,814          21,047
                                                  148,563         108,877

Income from operations                             98,681         100,846

Other income (expense)
  Investment income                                10,949           6,902
  Other, net                                         (136)           (351)
                                                   10,813           6,551

Income before taxes                               109,494         107,397
Income taxes                                       36,680          36,515

Net income                                      $  72,814         $70,882

Net income per share                               $ 0.23           $0.23

Weighted average shares outstanding               313,937         310,858



See notes to consolidated unaudited condensed financial statements.


                                 NOVELL, INC.
           CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS




                                Fiscal Quarter Ended
                                                Jan. 29,         Jan. 30,
Amounts in thousands                                1994             1993

Cash flows from operating activities

   Net income                                    $72,814          $70,882

Adjustments to reconcile net income to net cash
provided (used) by operating activities
   Depreciation and amortization                  12,793            8,934
   Stock plans income tax benefits                 7,012           26,979
   Minority interest in earnings                     651              467
   Decrease in receivables                        29,715            2,605
   Decrease (increase) in other current assets   (10,574)           2,552
   (Decrease) in accounts payable                 (7,706)         (10,521)
   (Decrease) in accrued salaries and wages      (12,975)          (8,556)
   (Decrease) increase in accrued
      marketing liabilities                       (1,108)          10,067
   Increase (decrease) in other accrued
      liabilities                                     43           (1,886)
   Increase in income taxes payable                8,289            6,029
   Increase in deferred revenue                      846              638
                                                  99,800          108,190

Cash flows from financing activities
   Issuance of common stock, net                   4,281           12,260
   Settlement of put warrants                     (2,278)              -
   Proceeds from minority interests investment       773              392
                                                   2,776           12,652

Cash flows from investing activities
   Expenditures for property, plant
       and equipment                             (11,319)         (13,247)
   Decrease (increase) in short-term investments     573          (75,478)
   Other                                          10,257           (1,931)
                                                    (489)         (90,656)






Summary
   Increase in cash and cash equivalents         102,087           30,186
   Cash and cash equivalents -
        beginning of period                      328,469          259,933
   Cash and cash equivalents - end of period    $430,556         $290,119

See notes to consolidated unaudited condensed financial statements.














                                 NOVELL, INC.
        NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

A. Quarterly Financial Statements

   The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company's fiscal 1993 Annual Report to Shareholders. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

B. Mergers, Acquisitions, and Strategic Investments

   In April 1991, the Company purchased a minority equity position in UNIX System Laboratories, Inc., (USL) a subsidiary of AT&T that develops and licenses the UNIX operating system and other standards-based software to vendors worldwide. This cash investment of $15.0 million was accounted for using the cost method. Later, in December 1991, the Company announced the formation of Univel, a 55% owned joint venture with USL, formed to accelerate the expanded use of the UNIX operating system in the personal computer and network computing marketplace. Novell and USL contributed cash and technology rights to Univel. In June 1993, the Company acquired the remaining unowned portion of USL by issuing approximately 11.1 million shares of Novell common stock valued at $321.8 million in exchange for all of the outstanding stock of USL not previously owned by Novell and assumed additional liabilities of $9.4 million. The transaction was accounted for as a purchase and, on this basis a one-time write-off of $268.7 million for purchased research and development was incurred.

   Univel has been included in the consolidated financial statements of Novell since December 1991 by virtue of Novell's 55% ownership interest. That ownership interest is now 100% since the June 1993 acquisition of USL, whereby both USL and Univel are now included in the consolidated financial statements of Novell.

   In June 1993, the Company purchased all of the outstanding stock not previously owned by Novell of Serius Corporation (Serius), a developer of object-based application tools, for $17.0 million cash and assumed liabilities of $5.0 million, whereby Serius became a wholly owned subsidiary of Novell. Novell's previous ownership was a $1.1 million cash investment. The transaction was accounted for as a purchase and on this basis, resulted in a one-time write-off of $22.1 million in the third quarter of fiscal 1993.

   In June 1993, the Company acquired all of the outstanding stock of Software

   Transformation, Inc. (STI), a developer of software development tools, by issuing approximately 800,000 shares of Novell Common stock in exchange for all of the outstanding stock of STI. The transaction was accounted for as a pooling of interests, however, prior periods were not restated due to immateriality.




   In July 1993, the Company acquired all of the outstanding stock of Fluent, Inc. (Fluent), a developer of multimedia software for personal computers, for $18.5 million cash and assumed liabilities of $3.0 million, whereby Fluent became a wholly owned subsidiary of Novell. The transaction was accounted for as a purchase and, on this basis, resulted in a one-time write-off of $20.7 million in the third quarter of fiscal 1993.

C. Income Taxes

   The Company's estimated effective tax rate for the  first quarter of fiscal
   1994 was 33.5%.   The estimated tax  rate for fiscal 1994  is equal to  the
   fiscal 1993 rate, excluding the one-time charge related to purchased research and development in the third quarter of fiscal 1993, which was not
   deductible for  income tax  purposes.   The Company  paid cash  amounts for
   income taxes of $14.5 million and $5.6 million, in the first quarter of fiscal 1994 and 1993, respectively.

   In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The Company adopted the provisions of SFAS No. 109 effective October 31, 1993 for fiscal year 1994. As permitted under the new rules, prior years financial statements have not been restated.

   SFAS No. 109, requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   Prior to the adoption of SFAS No. 109, income tax expense was determined using the deferred method (APB 11). Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. Adoption of SFAS No. 109 had no material impact on the financial statements of the Company.

   At the beginning of fiscal 1994, deferred tax asset and liabilities under SFAS No. 109 were comprised of the following (in thousands):

          Deferred tax assets:
            Receivable valuation accounts         $14,767
            Inventory reserves                      4,101
            Advertising accruals                    2,557

            Compensation and benefits accruals      4,160
            Loss carryforwards                     17,831
            Other, net                              3,797
              Total deferred tax assets            47,213

            Valuation allowance                    (9,017)
            Deferred tax assets                   $38,196

          Deferred tax liabilities:
            Difference in book and tax bases of
              intangible assets                   $25,157
              Total deferred tax liabilities      $25,157

            Net deferred tax assets               $13,039


D. Commitments and Contingencies

   The Company currently has a $10.0 million unsecured revolving bank line of credit, with interest at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At January 29, 1994, there were no borrowings, letter of credit acceptances, or commitments under such line.

   The Company has an additional $10.0 million credit facility with another bank which is not subject to a loan agreement. At January 29, 1994, standby letters of credit of $275,000 were outstanding under this agreement.

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

   In December of 1991, Roger Billings and his International Academy of Science, (the Academy) filed suit against Novell alleging that the Company infringes on a patent allegedly owned by the Academy. The case is still in its pretrial phase. The Company believes that the ultimate resolution of this legal proceeding will not have a material adverse effect on its financial position or results of operations.

   The Company is a party to a number of additional legal proceedings arising in the ordinary course of its business. The Company believes the ultimate resolution of these claims will not have a material adverse effect on its financial position or results of operations.

E. Put Warrants

   During fiscal 1993, the Company sold put warrants on 5.0 million shares of its stock, callable on specific dates in the first quarter of fiscal 1994, giving third parties the right to sell shares of Novell common stock to the Company at contractually specified prices. The put warrant balance on the balance sheet at October 30, 1993 is the amount the Company would have been obligated to pay if all the put warrants were exercised at the strike price without a cash-out settlement. During the first quarter of fiscal 1994, the Company settled all of its put warrant obligations for cash of $2.3 million and therefore reversed the put warrant obligation back to paid-in capital.


F. Export Sales

   The Company markets internationally through distributors who sell to dealers and end users. For the fiscal quarters ended January 29, 1994 and January 30, 1993, export sales to foreign customers were approximately $146.6 million and $130.4 million, respectively. In the first quarters of fiscal 1994 and fiscal 1993, 62% and 67%, respectively, of export sales were to European countries. Except for Germany, which accounted for 18% of revenue in the first quarter of fiscal 1993, no one foreign country accounted for 10% or more of total sales in either period. Except for one multi-national distributor, which accounted for 10% of revenue in the first quarter of 1994 and 12% of revenue in the first quarter of fiscal 1993, no customer accounted for more than 10% of revenue in any period.

G. Net Income Per Share

   Net income per share is computed using the weighted average number of common shares outstanding during the periods, including common stock equivalents (unless antidilutive). Common stock equivalents consist of outstanding stock options.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Novell's business strategy is to be a leading supplier of software products for the network computing industry. Over the past several years, in addition to its internal growth, the Company has issued common stock or paid cash to acquire technology companies, invested cash in other technology companies, and formed strategic alliances with still other technology companies. Novell undertook all of these transactions to promote the growth of the network computing industry, and in many cases to also broaden the Company's business as a system software supplier.

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

      In June 1993, the Company acquired all of the outstanding stock of Software Transformation, Inc. (STI), a developer of software development tools, by issuing approximately 800,000 shares of Novell common stock in exchange for all of the outstanding stock of STI. The transaction was accounted for as a pooling of interests, however, prior periods were not restated due to immateriality.

      In July 1993, the Company acquired all of the outstanding stock of Fluent, Inc. (Fluent), a developer of multimedia software for personal computers, for $18.5 million cash and assumed liabilities of $3.0 whereby Fluent became a wholly owned subsidiary of Novell. The transaction was accounted for as a purchase and, on this basis resulted in a one-time write-off of $20.7 million for purchased research and development in the third quarter of fiscal 1993.


      The Company will continue to look for similar acquisitions, investments, or strategic alliances which it believes complement its overall business strategy.


Results of Operations

Net Sales
                                                   Q1                       Q1
                                                 1994        Change       1993

Net sales (millions)                            $311.4        20%       $260.2

   The growth in net sales in the first quarter fiscal 1994 compared to the first quarter of fiscal 1993 is the result of volume increases in the
Company's  NetWare  4,  NetWare  3,  NetWare  J,  software
royalties, training, and connectivity products, offset by volume decreases in NetWare 2, NetWare SFT III, network management products, hardware royalties and UnixWare. The shift to high-end networking products has occurred as customers shift to network-based computing solutions that rely on NetWare network services. In addition, approximately 8% of the growth in the first quarter of fiscal 1994 compared to the first quarter of fiscal 1993 is attributable to the acquisition of USL in mid-June 1993 as its revenue was not included in the first quarter of fiscal 1993.

   Net sales were also favorably affected by growth in both domestic and international sales in the first quarter of fiscal 1994 compared to the first quarter of fiscal 1993. Domestic sales grew more rapidly than international sales in the first quarter of fiscal 1994 compared to the first quarter of 1993 due to the strength of the U.S. economy. Export sales were approximately 47% of net sales in the first quarter of fiscal 1994 compared to 50% the first quarter of 1993, however, they still grew at a rate of 12%. The rate of export sales growth began to slow down in late fiscal 1992, primarily due to an economic slowdown in Europe. However, despite this slowdown in Europe, the Company expects that total export sales will continue to grow during the remainder of fiscal 1994 because of growth in non-European markets.

Gross Profit                                             Q1                Q1
                                                       1994   Change     1993

Gross profit (millions)                              $247.2     18%    $209.7
Percentage of net sales                                79.4%             80.6%

   The gross margin percentage decreased in the first quarter of fiscal 1994 compared to the first quarter of fiscal 1993. The slight decrease between years is attributable to higher costs related to product transitions and to the amortization of purchased software acquired in the USL acquisition. Future fluctuations in the gross profit margin will be primarily attributable to price changes, changes in sales mix by product or distribution channel, and special product promotions. The Company expects the gross profit margin in fiscal 1994 to be down slightly compared to the gross profit margin in fiscal 1993 due to the continued amortization of the purchased software described above.

Operating Expenses
                                                      Q1                  Q1
                                                    1994     Change     1993

Sales and marketing (millions)                     $69.2       29%     $53.6
Percentage of net sales                             22.2%               20.6%

Product development (millions)                     $56.5       65%     $34.2
Percentage of net sales                             18.2%               13.1%
General and administrative (millions)              $22.8        8%     $21.1
Percentage of net sales                              7.3%                8.1%
Total operating expenses (millions)               $148.6       36%    $108.9
Percentage of net sales                             47.7%               41.8%


   Sales and marketing expenses increased slightly as a percentage of net sales in the first quarter of fiscal 1994 compared to the first quarter of fiscal 1993. The increase is attributable to relatively higher international selling expenses and higher marketing expenses. Sales and marketing expenses may increase due to product promotions.

   Product development expenses increased as a percentage of net sales in the first quarter of fiscal 1994 compared to the first quarter of fiscal 1993 as a result of the acquisitions in fiscal 1993 and from planned headcount increases in an effort to increase the Company's investment in new products. The acquisitions have relatively higher product development expenses as a percentage of net sales.

   General and administrative expenses remained flat as a percentage of net sales in the first quarter of fiscal 1993 compared to the first quarter of fiscal 1993. Even though these expenses were flat between years, the first quarter of fiscal 1994 had relatively higher legal fees and lower bad debt expense compared to the first quarter of fiscal 1993. These changes tended to offset each other.

   Overall, operating expenses have grown more rapidly than revenues in the first quarter of fiscal 1994 compared to the first quarter of fiscal 1993 due to the acquisitions in fiscal 1993. Headcount growth has remained consistent with revenue growth as the Company took steps to make the organization more efficient subsequent to the acquisitions.
                                                   Q1                    Q1
                                                 1994      Change      1993
Employees                                       4,372        18%      3,709
Annualized revenue per employee (000's)          $283         -        $283

Other Income (Expense)


                                                   Q1                   Q1
                                                 1994       Change    1993
Other income (expense), net (millions)          $10.8         64%     $6.6
Percentage of net sales                           3.5%                 2.5%

    The primary component of other income (expense) is investment income, which was $10.9 million in the first quarter of fiscal 1994 compared to $6.9 million in the first quarter of fiscal 1993. The increases are the result of a larger investment portfolio and capital gains related to the sale of some of the Company's holdings in Gupta Technologies, Inc. In order to achieve potentially higher returns, a limited portion of the Company's investment portfolio is invested in mutual funds which incur some market risk. The Company believes that the market risk has been limited by diversification and by use of a funds management timing service which switches funds out of mutual funds and into money market funds when preset signals occur.


Income Taxes
                                             Q1                            Q1
                                           1994            Change        1993
Income taxes (millions)                    $36.7             1%         $36.5
Percentage of net sales                     11.8%                        14.0%
Effective tax rate                          33.5                         34.0%

    The Company's estimated effective tax rate for fiscal 1994 remained at 33.5% which is equal to the fiscal 1993 rate, excluding the effect of the one-time write-off of purchased research and development in fiscal 1993, which was not tax deductible.

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, in the first quarter of fiscal 1994. Adoption of SFAS No. 109 had no material effect on the financial statements of the Company.

Liquidity and Capital Resources

Cash and short-term investments increased to $765.6 million at January 29, 1994 from $664.1 million at October 30, 1993. The major reasons for this increase were the $99.8 million of cash provided by operating activities and the $2.8 million provided by financing activities, offset by the $500,000 used by investing activities. The investment portfolio is diversified among security types, industry groups, and individual issuers. The Company's principal sources of liquidity have been derived from product sales, sales of the Company's securities, and available lines of credit. At January 29, 1994, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $19.7 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, acquisitions and strategic investments and to have flexibility in a dynamic and competitive operating environment.

    During fiscal 1994 the Company has continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. Borrowings under the Company's credit facilities, or public offerings of equity or debt securities are available if the need arises. As the Company grows, investments will continue in product development in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 1994 are anticipated to be approximately $80 million, but could be reduced if the growth of the Company is less than presently anticipated.

Part II. Other Information

All information required by items in Part II is omitted because the items are inapplicable, the answer is negative or substantially the same information has been previously reported by the registrant.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Novell, Inc.
                                          Registrant



Date     March 10, 1993                   /s/ Raymond J.  Noorda

                                          Raymond J. Noorda
                                          Chairman of the Board,
                                          President, and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



Date     March 10, 1993                   /s/ James R. Tolonen

                                          James R. Tolonen
                                          Office  of  the President  and Chief
                                          Financial Officer
                                          (Principal Financial
                                          and Accounting Executive Officer)