Form 10-Q
period 1994-04-30
NOVELL INC
filed 1994-06-10
CIK 758004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



        [X]             Quarterly Report Pursuant to Section 13 or 15(d)
                            of the Securities Exchange Act of 1934
                          For the Fiscal Quarter Ended April 30, 1994

                                       or

       [   ]           Transition Report Pursuant to Section 13 or 15(d)
                             of the Securities Exchange Act of 1934
                        For the transition period from ________________
                                                    to _____________

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


                                 YES  X   NO ___


As of May 27, 1994 there were 310,849,064 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION,   ITEM 1.  FINANCIAL STATEMENTS

                                  NOVELL, INC.
                CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

Dollars in thousands, except per share data                                   Apr. 30, 1994    Oct. 30, 1993
- - -------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                   $    427,396       $  328,469
   Short-term investments                                                           502,158          335,601
   Receivables, less allowances ($47,971 - April; $44,266 - October)                290,797          331,662
   Other                                                                             72,460           56,474
                                                                               -----------------------------
Total current assets                                                              1,292,811        1,052,206

Property, plant and equipment, net                                                  225,799          216,849
Other assets                                                                         60,619           74,800
                                                                               -----------------------------

Total assets                                                                     $1,579,229       $1,343,855
                                                                                 ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                  34,357           38,794
   Accrued salaries and wages                                                        43,692           53,756
   Accrued marketing liabilities                                                     32,959           29,892
   Other accrued liabilities                                                         46,431           41,566
   Income taxes payable                                                              67,081           50,588
   Deferred revenue                                                                  16,152           15,839
                                                                               -----------------------------
Total current liabilities                                                           240,672          230,435

Deferred income taxes                                                                11,711             --

Minority interests                                                                   12,759           10,205

Put warrants                                                                            --           106,716

SHAREHOLDERS' EQUITY
   Common stock, par value $.10 a share
    Authorized - 400,000,000 shares
    Issued -       310,598,991 shares-April
             308,050,977 shares-October                                              31,060           30,805
   Additional paid-in capital                                                       545,963          411,064
   Retained earnings                                                                739,964          562,238
   Unearned stock compensation                                                       (7,007)          (9,814)
   Cumulative translation adjustment                                                  4,107            2,206
                                                                             -------------------------------

Total shareholders' equity                                                        1,314,087          996,499
                                                                             -------------------------------

Total liabilities and shareholders' equity                                       $1,579,229       $1,343,855
                                                                                 ===========================

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
             CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME


                                           Fiscal Quarter Ended                   Six Months Ended
                                      -----------------------------      -------------------------------
Amounts in thousands,                  Apr. 30,            May 1,          Apr. 30,               May 1,
except per share data                     1994              1993              1994                 1993
- - --------------------------------------------------------------------------------------------------------

Net sales                               $406,591          $280,720          $717,975           $540,894
Cost of sales                            107,861            49,438           172,001             99,889
                                         -------------------------           --------------------------
Gross profit                             298,730           231,282           545,974            441,005
                                         -------------------------           --------------------------


OPERATING EXPENSES
  Sales and marketing                    72,233             61,466           141,452            115,051
  Product development                    53,820             37,123           110,350             71,368
  General and administrative             22,568             18,395            45,382             39,442
                                        --------------------------          ---------------------------

                                        148,621            116,984           297,184            225,861
                                        --------------------------           --------------------------

Income from operations                  150,109            114,298           248,790            215,144

OTHER INCOME (EXPENSE)
  Investment income                       7,912              6,289            18,861             13,191
  Other, net                               (258)             1,316              (394)               965
                                       ---------------------------          ---------------------------
                                          7,654              7,605           18,467              14,156
                                       ---------------------------          ---------------------------

Income before taxes                     157,763            121,903           267,257            229,300
Income taxes                             52,851             41,447            89,531             77,962
                                       ---------------------------          ---------------------------

Net income                             $104,912            $80,456          $177,726           $151,338
                                       ===========================          ===========================

Net income per share                      $0.33              $0.26            $ 0.57              $0.49
                                       ============================         ===========================

Weighted average shares outstanding     314,371             311,940          314,154            311,399
                                        ===========================          ==========================



See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
           CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                            Six Months Ended
                                                                    ----------------------------------
                                                                       Apr. 30,                 May 1,
Amounts in thousands                                                      1994                    1993
- - -------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                          $177,726               $151,338

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED (USED) BY OPERATING ACTIVITIES
    Costs associated with sale of license                                 35,000                   --
    Depreciation and amortization                                         26,325                18,576
    Stock plans income tax benefits                                       14,278                37,859
    Minority interest in earnings (loss)                                     952                  (508)
    Decrease (increase) in receivables                                    40,865                (6,654)
    (Increase) decrease in other current assets                          (15,986)                 1,207
    (Decrease) in accounts payable                                        (4,437)              (11,370)
    (Decrease) in accrued salaries and wages                             (10,064)               (4,217)
    Increase in accrued marketing liabilities                              3,067                  5,325
    Increase in other accrued liabilities                                  4,865                    114
    Increase in income taxes payable                                      16,493                 18,356
    Increase (decrease) in deferred revenue                                  313                 (2,606)
                                                                        -------------------------------
                                                                         289,397                207,420
                                                                        -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock, net                                         17,473                 25,491
    Settlement of put warrants                                            (2,278)                    -
    Proceeds from minority interests investment                            1,602                  1,561
                                                                          -----------------------------
                                                                          16,797                 27,052
                                                                          -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant and equipment                       (33,503)               (36,865)
    (Increase) in short-term investments                                (166,557)              (137,142)
    Other                                                                 (7,207)                (2,083)
                                                                       --------------------------------
                                                                        (207,267)              (176,090)
                                                                       --------------------------------

SUMMARY
    Increase in cash and cash equivalents                                 98,927                 58,382
    Cash and cash equivalents - beginning of period                      328,469                259,933
                                                                        -------------------------------
    Cash and cash equivalents - end of period                           $427,396               $318,315
                                                                        ===============================

See notes to consolidated unaudited condensed financial statements.

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

    In March 1994, the Company signed a definitive merger agreement to acquire all of the outstanding stock of WordPerfect Corporation (WordPerfect), a developer of application software for personal computers, by issuing 51.4 million shares of Novell common stock in exchange for all of the outstanding shares of WordPerfect common stock and assuming the 7.8 million WordPerfect stock options outstanding. This transaction would be accounted for as a pooling of interests. Additionally in March 1994, the Company signed an agreement with Borland International, Inc. to purchase its QuattroPro spreadsheet product line for approximately $110 million of cash and a three-year license to reproduce and distribute up to one million copies of current and future versions of Borland's Paradox relational database product for approximately $35 million of cash. These transactions are all expected to be completed during the third quarter of fiscal 1994.

C.  INCOME TAXES

    The Company's estimated effective tax rate for the first six months of fiscal 1994 was 33.5%. The estimated tax rate for fiscal 1994 is equal to the fiscal 1993 rate, excluding the one-time charge related to purchased research and development in the third quarter of fiscal 1993, which was not deductible for income tax purposes. The Company paid cash amounts for income taxes of $66.1 million and $25.1 million, in the first six months of fiscal 1994 and 1993, respectively.

    The Company adopted the provisions of SFAS No. 109 effective October 31, 1993 for fiscal year 1994. As permitted under the new rules, prior years financial statements have not been restated.


D.  COMMITMENTS AND CONTINGENCIES

    The Company currently has a $10.0 million unsecured revolving bank line of credit, with interest at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At April 30, 1994, there were no borrowings, letter of credit acceptances, or commitments under such line.

    The Company has an additional $10.0 million credit facility with another bank which is not subject to a loan agreement. At April 30, 1994, standby letters of credit of $207,000 were outstanding under this agreement.

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

    In December of 1991, Roger Billings and his International Academy of Science, (the Academy) filed suit against Novell alleging that the Company infringes on a patent allegedly owned by the Academy. The case is still in its pretrial phase. On June 6, 1994, Novell filed a petition with the U.S. Patent and Trademark office requesting that it invalidate the patent. The Company believes that the ultimate resolution of this legal proceeding will not have a material adverse effect on its financial position or results of operations.

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

F.  EXPORT SALES

    The Company markets internationally through distributors who sell to dealers and end users. For the six months ended April 30, 1994 and May 1, 1993, export sales to international customers were approximately $308.8 million and $260.9 million, respectively. In the first six months of fiscal 1994 and fiscal 1993, 58% and 63%, respectively, of export sales were to European countries. Except for Germany, which accounted for 13% of revenue in the first six months of fiscal 1993, no one foreign country accounted for 10% or more of total sales in either period. Except for one multi-national distributor, which accounted for 10% of revenue in the first six months of 1994 and 11% of revenue in the first six months of fiscal 1993, no customer accounted for more than 10% of revenue in any period.

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

    In March 1994, the Company signed a definitive merger agreement to acquire all of the outstanding stock of WordPerfect Corporation (WordPerfect), a developer of application software for personal computers, by issuing 51.4 million shares of Novell common stock in exchange for all of the outstanding shares of WordPerfect common stock and assuming the 7.8 million WordPerfect stock options outstanding. This transaction would be accounted for as a pooling of interests. Additionally, the Company signed an agreement with Borland International, Inc. to purchase its Quattro Pro spreadsheet product line for approximately $110 million of cash, and to purchase a three year license to reproduce and distribute up to one million copies of current and future versions of Borland's Paradox relational database product for approximately $35 million of cash. These transactions are all expected to be completed during the third quarter of fiscal 1994.

    The Company will continue to look for acquisitions, investments, or strategic alliances which it believes complement its overall business strategy.

RESULTS OF OPERATIONS

NET SALES

                                  Q2                           Q2            YTD                         YTD
                                1994        Change           1993            1994       Change          1993
- - ------------------------------------------------------------------------------------------------------------

Net sales (millions)          $406.6           45%         $280.7          $718.0           33%       $540.9
- - ------------------------------------------------------------------------------------------------------------

    During the second quarter of fiscal 1994, the Company sold a one time fully paid license for UNIX technology to Sun Microsystems for $80.5 million. This transaction accounted for 29% growth in net sales for the second quarter of fiscal 1994 compared to the second quarter of fiscal 1993 and 15% growth in the first six months of fiscal 1994 compared to the first six months of fiscal 1993. The analysis of net sales that follows excludes the Sun Microsystems transaction.

    The remaining growth in net sales in both the second quarter and the first six months of fiscal 1994 compared to the same periods of fiscal 1993 is the result of increases in the Company's NetWare 3, NetWare J, software royalties, Personal NetWare, connectivity products, and training, offset by decreases in NetWare 4, NetWare 2, NetWare SFT III, communication products, and hardware royalties. In addition, approximately 7% of the growth in both the second quarter and first six months of fiscal 1994 compared to the same periods of fiscal 1993 is attributable to the acquisition of USL in mid-June 1993 as its revenue was not included in the first six months of fiscal 1993.

    Net sales were also favorably affected by growth in both domestic and international sales in the first six months of fiscal 1994 compared to the first six months of fiscal 1993. International sales grew 18% while domestic sales grew 17% in the first six months of fiscal 1994 compared to the first six months of 1993. Export sales were approximately 48% of net sales in both the first six months of fiscal 1994 and the first six months of 1993. The rate of export sales growth began to slow down in late fiscal 1992, primarily due to an economic slowdown in central Europe. However, despite this slowdown in central Europe, the Company expects that total export sales will continue to grow during the remainder of fiscal 1994 because of growth in non-central European markets.

GROSS PROFIT                             Q2                       Q2            YTD                      YTD
                                       1994       Change        1993           1994       Change        1993
- - ------------------------------------------------------------------------------------------------------------

Gross profit (millions)              $298.7         29%        $231.3          $546.0        24%      $441.0

Percentage of net sales                73.5%                     82.4            76.0%                  81.5%
- - -------------------------------------------------------------------------------------------------------------

    In connection with the Sun Microsystems transaction, the Company revalued the software and other intangibles remaining on the balance sheet related to the USL acquisition in fiscal 1993. Accordingly, $35 million of costs associated with the sale of the license to Sun Microsystems were charged to cost of sales during the second quarter of fiscal 1994. Excluding the Sun Microsystems revenue and the related costs, the gross profit percentage would have been 4.2 percentage points higher in the second quarter of fiscal 1994 and 2.5 percentage points higher in the first six months of fiscal 1994.

    The remaining decreases of 4.7 percentage points in the second quarter of fiscal 1994 compared to the second quarter of fiscal 1993 and of 3.0 percentage points in the first six months of fiscal 1994 compared to the first six months of fiscal 1993 are attributable to relatively higher costs related to product transitions, the amortization of purchased software acquired in the USL acquisition, and an upgrade program during the second quarter of fiscal 1994. Future fluctuations in the gross profit margin will be primarily attributable to price changes, changes in sales mix by product or distribution channel, and special product promotions. The Company expects the gross profit margin in fiscal 1994 to be down slightly compared to the gross profit margin in fiscal 1993 due to the items described above.

OPERATING EXPENSES

                                                 Q2                     Q2           YTD                 YTD
                                               1994       Change      1993          1994      Change    1993
- - ------------------------------------------------------------------------------------------------------------

Sales and marketing (millions)                 72.2         18%       61.5        $141.5       23%    $115.1
Percentage of net sales                        17.8%                  21.9%         19.7%               21.3%
- - ------------------------------------------------------------------------------------------------------------
Product development (millions)                 53.8         45%      $37.1        $110.4       55%     $71.4
Percentage of net sales                        13.2%                  13.2%         15.4%               13.2%
- - ------------------------------------------------------------------------------------------------------------
General and administrative (millions)          22.6         23%      $18.4         $45.4       15%     $39.4
Percentage of net sales                         5.6%                   6.6%          6.3%                7.3%
- - ------------------------------------------------------------------------------------------------------------
Total operating expenses (millions)          $148.6         27%     $117.0        $297.2       32%    $225.9
Percentage of net sales                        36.6%                  41.7%         41.4%               41.8%
- - ------------------------------------------------------------------------------------------------------------

    Excluding the Sun Microsystems revenue, sales and marketing expenses were fairly flat at 22% of net sales in both the second quarter and first six months of fiscal 1994 compared to the same periods of fiscal 1993. However, sales and marketing expenses may fluctuate as a percentage of net sales in any given period due to product promotions, advertising, or other discretionary expenses.

    Excluding the Sun Microsystems revenue, product development expenses increased as a percentage of net sales in the second quarter to 16.5% and in the first six months of fiscal 1994 to 17.3% compared to the same periods of fiscal 1993. The increase is a result of the acquisitions in fiscal 1993 and from planned headcount increases in an effort to increase the Company's investment in new products. The acquisitions had relatively higher product development expenses as a percentage of net sales.

    Excluding the Sun Microsystems revenue, general and administrative expenses remained flat at 7% of net sales in both the second quarter and first six months of fiscal 1994 compared to the same periods of fiscal 1993. Even though these expenses were flat between years, the comparative periods of fiscal 1994 had relatively higher legal fees and lower bad debt expense compared to the same periods of fiscal 1993. These changes tended to offset each other.

    Overall, headcount and operating expenses have grown more rapidly than revenues in both the second quarter and first six months of fiscal 1994 compared to the same periods of fiscal 1993 due to the acquisitions, which occurred in the third quarter of fiscal 1993.


                                                                  YTD                                     YTD
                                                                 1994              Change                1993
- - -------------------------------------------------------------------------------------------------------------
Employees                                                       4,336                 21%               3,571
Annualized revenue per employee (000's)                          $291                 -3%                $300
- - -------------------------------------------------------------------------------------------------------------


Annualized revenue per employee in fiscal 1994 excludes the $80.5 million of net sales from the Sun Microsystems transaction.


OTHER INCOME (EXPENSE)

                                              Q2                     Q2         YTD                    YTD
                                            1994       Change      1993        1994        Change     1993
- - ----------------------------------------------------------------------------------------------------------
Other income (expense), net (millions)      $7.7          1%       $7.6        $18.5         31%     $14.2
Percentage of net sales                      1.9%                   2.7%         2.6%                  2.6%
- - -----------------------------------------------------------------------------------------------------------


      The increases in other income (expense) are primarily the result of a larger investment portfolio in fiscal 1994 and the timing of capital gains generated from the portfolio. In order to achieve potentially higher returns, a limited portion of the Company's investment portfolio is invested in mutual funds which incur some market risk. The Company believes that the market risk has been limited by diversification and by use of a funds management timing service which switches funds out of mutual funds and into money market funds when preset signals occur.

INCOME TAXES
                                Q2                           Q2             YTD                        YTD
                              1994         Change          1993            1994       Change          1993
- - ----------------------------------------------------------------------------------------------------------
Income taxes (millions)       $52.9           27%         $41.4           $89.5          15%         $78.0
Percentage of net sales        13.0%                       14.8%           12.5%                      14.4%
Effective tax rate             33.5%                       34.0%           33.5%                      34.0%
- - -----------------------------------------------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased to $929.6 million at April 30, 1994 from $664.1 million at October 30, 1993. The major reasons for this increase were the $289.4 million of cash provided by operating activities and the $16.8 million provided by financing activities, offset by the $40.7 million used by investing activities. The investment portfolio is diversified among security types, industry groups, and individual issuers. The Company's principal source of liquidity has been from operations. At April 30, 1994, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $19.8 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, acquisitions and strategic investments and to have flexibility in a dynamic and competitive operating environment.

         During fiscal 1994 the Company has continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds.
Borrowings under the Company's credit facilities, or public offerings of equity or debt securities are available if the need arises. As the Company grows, investments will continue in product development in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. It is anticipated that during the third quarter of fiscal 1994, the Company will use $145 million of its cash to acquire the QuattroPro spreadsheet product line and one million Paradox licenses from Borland International, Inc. Additionally, it is anticipated that the Company will pay approximately $120 million to retire all of the short and long- term debt of WordPerfect Corporation, once the merger is completed. Capital expenditures in fiscal 1994 are anticipated to be approximately $80 million, but could be reduced if the growth of the Company is less than presently anticipated.

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



                                                            Novell, Inc.
                                                            ------------
                                                            Registrant



Date     June 7, 1994                                       /s/ Robert J. Frankenberg
     --------------------                                   ---------------------------------------------
                                                            Robert J. Frankenberg
                                                            President, and Chief Executive Officer
                                                            (Principal Executive Officer)



Date     June 7, 1994                                       /s/ James R. Tolonen
     --------------------                                   ---------------------------------------------
                                                            James R. Tolonen
                                                            Chief Financial Officer (Principal Financial
                                                            and Accounting Executive Officer)