Form 10-Q
period 1994-07-30
NOVELL INC
filed 1994-09-13
CIK 758004

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the Fiscal Quarter Ended July 30, 1994

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

                           YES  X  NO ___


As of August 26, 1994 there were 363,047,498 shares of the registrant's common stock outstanding.

/PAGE


Part I.
Financial Information,   Item 1.  Financial Statements

NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

Dollars in thousands, except per share data                                  Jul. 30, 1994    Oct. 30, 1993
ASSETS

Current assets
   Cash and cash equivalents                                                  $    167,155      $   383,596
   Short-term investments                                                          590,931          335,601
   Receivables, less allowances ($80,020 - July; $50,202 - October)                384,197          395,334
   Inventories                                                                      30,468           29,833
   Prepaid expenses                                                                 72,476           40,076
   Deferred taxes                                                                   86,872           72,969
Total current assets                                                             1,332,009        1,257,409

Property, plant and equipment, net                                                 406,840          403,752
Other assets                                                                       124,538           84,176

Total assets                                                                    $1,863,387       $1,745,337

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Short-term debt                                                          $        2,254    $       9,436
   Accounts payable                                                                 57,745           75,470
   Accrued salaries and wages                                                       62,930           69,061
   Accrued marketing liabilities                                                    63,966           51,553
   Other accrued liabilities                                                       106,370          103,204
   Income taxes payable                                                             61,837           55,589
   Deferred revenue                                                                 40,514           33,788
Total current liabilities                                                          395,616          398,101

Long-term debt                                                                        --             84,289

Deferred income taxes                                                               10,814             --

Minority interests                                                                  13,215           10,205

Put warrants                                                                           --           106,716

Shareholders' equity
   Common stock, par value $.10 a share
    Authorized - 400,000,000 shares
    Issued -       362,740,872 shares-July
             359,431,077 shares-October                                             36,274           35,943
   Additional paid-in capital                                                      626,559          485,253
   Retained earnings                                                               781,989          635,551
   Unearned stock compensation                                                      (5,867)          (9,814)
    Cumulative translation adjustment                                                4,787             (907)

Total shareholders' equity                                                       1,443,742        1,146,026

Total liabilities and shareholders' equity                                      $1,863,387       $1,745,337

See notes to consolidated unaudited condensed financial statements.


NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                             Fiscal Quarter Ended                  Nine Months Ended
Amounts in thousands,                      Jul. 30,         Jul. 31,           Jul. 30,            Jul. 31,
except per share data                          1994             1993               1994                1993

Net sales                                  $488,924         $433,872         $1,512,132          $1,321,194
Cost of sales                               105,504          101,462            354,678             284,843
Gross profit                                383,420          332,410          1,157,454           1,036,351


Operating expenses
    Sales and marketing                     145,713           142,452            398,594             369,307

    Product development                      90,619            75,490            257,079             209,554

    General and administrative               37,191            38,177            123,582             118,402

    Write-off of purchased research
        and development                     114,420           314,501            129,389             314,501

    Restructuring charges                        --            42,000              --                 42,000

                                            387,943           612,620            908,644          1,053,764

Income (loss) from operations               (4,523)         (280,210)           248,810             (17,413)

Other income (expense)
    Investment income                         7,062             6,615             25,923              19,806
    Merger expenses                          (5,778)             --               (5,778)               --

Other, net                                   (1,501)            1,063             (2,440)              3,225

                                               (217)            7,678             17,705              23,031

Income (loss) before taxes                  (4,740)         (272,532)           266,515                5,618
Income taxes                                  (275)          (15,111)            80,156               67,681


Net income (loss)                          $(4,465)        $(257,421)          $186,359             $(62,063)
Net income (loss) per share                 $(0.01)           $(0.69)            $ 0.51               $(0.17)
Weighted average shares outstanding        368,313           372,379            368,290              366,923



Pro forma data:

    Income (loss) before taxes              $(4,740)        $(272,532)          $266,515             $ 5,618
    Income taxes                               (275)           13,396             95,704             106,990
    Net income (loss)                       $(4,465)        $(285,928)          $170,811           $(101,372)
    Net income (loss) per share              $(0.01)           $(0.77)              0.46              $(0.28)


See notes to consolidated unaudited condensed financial statements.

/PAGE

NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                          Nine  Months Ended
                                                       Jul. 30,        Jul. 31,
Amounts in thousands                                       1994            1993
Cash flows from operating activities

 Net income (loss)                                     $186,359        $(62,063)

Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities
  Write-off of purchased research & development         129,389         314,501
  Depreciation and amortization                          62,531          55,301
  Restructuring charges                                     --           42,000
  Elimination of duplicate net income from WordPerfect  (39,856)           --
  Stock plans income tax benefits                        16,862          43,141
  Minority interest in earnings (loss)                      974            (781)
  Decrease (increase) in receivables                     11,137         (36,101)
  (Increase) decrease in inventories                       (635)         (4,059)
  (Increase) decrease in prepaid expenses               (32,400)        (10,851)
  (Increase) in deferred taxes                          (50,387)        (50,662)
  (Decrease) in accounts payable                        (17,725)        (11,567)
  (Decrease) in accrued salaries and wages               (6,131)         13,726
     Increase in accrued marketing liabilities           12,413           7,970
  Increase in other accrued liabilities                   3,166           8,709
  Increase (decrease) in income taxes payable             6,248           6,608
  Increase (decrease) in deferred revenue                 6,726           2,181
                                                        288,671         318,053

Cash flows from financing activities
  Borrowings                                             26,809             --
  Repayment of debt                                    (118,280)         (8,636)
  Issuance of common stock, net                          21,491          31,624
  Distribution to shareholders                              (65)        (20,211)
  Repurchase of treasury stock                              --          (60,556)
  Sale/settlement of put warrants                        (2,278)          1,975
                                                        (72,323)        (55,804)

Cash flows from investing activities
  Expenditures for property, plant and equipment        (62,826)        (87,801)
  (Increase) in short-term investments                 (255,330)        163,716
  Cash from acquisitions using common stock                 --           37,242
  Cash paid for acquisitions                           (110,000)        (35,500)
  Other                                                  (4,633)         (2,848)
                                                       (432,789)         74,809

Summary
  Increase in cash and cash equivalents                (216,441)        337,058
  Cash and cash equivalents - beginning of period       383,596         346,562
  Cash and cash equivalents - end of period            $167,155        $683,620

See notes to consolidated unaudited condensed financial statements.


NOVELL, INC.
NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

A.   Quarterly Financial Statements

The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the historical consolidated financial statements of Novell, Inc. (Novell) and WordPerfect Corporation (WordPerfect). These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

B.   Mergers, Acquisitions, and Strategic Investments

On June 24, 1994 Novell completed a merger with WordPerfect, a developer of application software for personal computers, whereby WordPerfect was merged directly into Novell. Novell issued common stock in exchange for all of the outstanding common stock of WordPerfect. In addition, outstanding employee stock options to purchase WordPerfect common stock were converted into options to purchase approximately 7.8 million shares of Novell common stock. The transaction was accounted for as pooling of interests and therefore, the consolidated unaudited financial statements for all periods presented herein have been restated to reflect the combination of Novell and WordPerfect.

WordPerfect had a calendar year end and, accordingly the WordPerfect statement of income for the year ended December 31, 1993 has been combined with the Novell statement of operations for the fiscal year ended October 30, 1993. In order to conform WordPerfect's year end to Novell's fiscal year end, the consolidated unaudited condensed statement of operations for the nine months ended July 30, 1994 includes two months (November and
December 1993) for WordPerfect, which are also included in the consolidated statement of operations for the year ended October 30, 1993. Accordingly, an adjustment has been made in the nine months ended July 30, 1994 to retained earnings for the duplication of net income of $39.9 million for such two month period. Other results for such two month period of WordPerfect include net sales of $136.6 million, income before taxes of $34.6 million and an income tax benefit of $5.3 million. The consolidated financial statements for the nine months ended July 31, 1993 combine Novell's financial statements for the nine months ended July 31, 1993 with the WordPerfect's financial statements for the nine months ended September 30, 1993.

Additionally in  June   1994, the Company  acquired Borland  International,
Inc.'s   QuattroPro spreadsheet product  line for $110  million of cash and assumed liabilities of $10 million, and a three-year license to reproduce and distribute up to one million copies of current and future versions of Borland's Paradox relational database product for $35 million of cash.
The transaction was accounted for as a purchase and, on this basis, resulted in a one-time tax deductible write-off of $114.4 million for purchased research and development in the third quarter of fiscal 1994.


In January 1994, WordPerfect acquired all of the outstanding stock of SoftSolutions Technology Corporation (SoftSolutions), a developer of network document management software, for $5.8 million of cash and notes payable of $9.2 million. The transaction was accounted for as a purchase and, on this basis, resulted in a one-time write-off of $15.0 million for purchased research and development in the first quarter of fiscal 1994.

In July 1993, the Company acquired all of the outstanding stock of Fluent, Inc. (Fluent), a developer of multimedia software for personal computers, for $18.5 million of cash and assumed liabilities of $3.0 million, whereby Fluent became a wholly owned subsidiary of Novell. The transaction was accounted for as a purchase and, on this basis, resulted in a one-time write-off of $20.7 million for purchased research and development in the third quarter of fiscal 1993.

In June 1993, the Company acquired all of the outstanding stock of Software Transformation, Inc. (STI), a developer of software development tools, by issuing approximately 800,000 shares of Novell Common stock in exchange for all of the outstanding stock of STI. The transaction was accounted for as a pooling of interests, however, prior periods were not restated due to immateriality.

In June 1993, the Company purchased all of the outstanding stock not previously owned by Novell of Serius Corporation (Serius), a developer of object-based application tools, for $17.0 million of cash and assumed liabilities of $5.0 million, whereby Serius became a wholly owned subsidiary of Novell. Novell's previous ownership was a $1.1 million cash investment. The transaction was accounted for as a purchase and on this basis, resulted in a one-time write-off of $22.1 million for purchased research and development in the third quarter of fiscal 1993.

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

/PAGE

C.   Income Taxes

Effective January 1, 1993, WordPerfect adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.
Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Prior to September 30, 1993, WordPerfect elected to be taxed as an S corporation whereby the income tax effects of WordPerfect's activities accrued directly to its shareholders; therefore, adoption of SFAS 109 required no establishment of corporate deferred income taxes. WordPerfect and its affilitated entities terminated their S corporation elections on either September 30, 1993 or December 31, 1993. As a result, deferred income taxes under the provisions of SFAS 109 were established on the dates the S corporation elections were terminated.

Novell adopted the provisions of SFAS 109 effective October 31, 1993 for fiscal year 1994. As permitted under the new rules, prior years financial statements have not been restated. Adoption of SFAS 109 had no material effect on the financial statements of Novell.

The Company's estimated effective tax rate for the first nine months of fiscal 1994 is 30%. Excluding non-tax deductible one-time charges related to the write-off of purchased research and development of $15.0 million in fiscal 1994 and $314.5 million in fiscal 1993 and adjusting both periods to reflect a provision for income taxes as if WordPerfect and its S corporation subsidiaries had been C corporations, the Company's estimated effective tax rate for the first nine months of fiscal 1994 would be 34% compared to 33.4% for the first nine months of fiscal 1993. The increase is attributable to non-tax deductible merger expenses. The Company paid cash amounts for income taxes of $108.5 million and $60.2 million, in the first nine months of fiscal 1994 and 1993, respectively.

D.   Debt

At the time of the merger, WordPerfect had long-term notes payable to shareholders of $78 million and other short and long-term debt of $40 million, all of which was paid before July 30, 1994.

E.   Commitments and Contingencies

On November 10, 1993, a suit was filed against Novell and certain of its officers and directors alleging violation of federal securities laws. Another lawsuit alleging similar claims was filed August 26, 1994. Both lawsuits were brought as purported class actions on behalf of purchasers of Novell common stock. Novell does not believe that the resolution of these legal matters will have a material adverse effect on its financial position or results of operations.

In December 1991, Roger Billings and his International Academy of Science, (the Academy) filed suit against Novell alleging that the Company infringes on a patent allegedly owned by the Academy. On June 6, 1994, Novell filed a petition with the U.S. Patent and Trademark office requesting that it invalidate the patent. In August 1994, the Patent Office granted Novell's request for re-examination of the patent, finding a "substantial new question of patentability". Also, in August of 1994, the trial court issued a ruling, which among other things, vacated the trial date which had been previously set in the action. The Company believes that the ultimate resolution of this legal proceeding will not have a material adverse effect on its financial position or results of operations.

The Company is a party to a number of additional legal proceedings arising in the ordinary course of its business. The Company believes the ultimate resolution of these claims will not have a material adverse effect on its financial position or results of operations.
F.   Put Warrants

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

G.   Export Sales

The Company markets internationally through distributors who sell to dealers and end users. For the nine months ended July 30, 1994 and July 31, 1993, sales to international customers were approximately $632.6 million and $535.4 million, respectively. In the first nine months of fiscal 1994 and fiscal 1993, 64% and 67%, respectively, of interntional sales were to European countries. No one foreign country accounted for 10% or more of total sales in either period. Except for one multi-national distributor, which accounted for 13% of revenue in the first nine months of 1994 and 14% of revenue in the first nine months of fiscal 1993, no customer accounted for more than 10% of revenue in any period.

H.    Restructuring Charges

In the third quarter of fiscal 1993, the Company recorded a $42.0 million nonrecurring charge to restructure and streamline its operations. This provision includes employee severance costs, the write down of assets to estimated realizable values, outside professional fees and other expenses associated with the restructuring plan.

I.   Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods, including common stock equivalents (unless antidilutive). Common stock equivalents consist of outstanding stock options.

J.   Pro Forma Data

The consolidated unaudited condensed statement of operations include a pro forma presentation for income taxes which would have been recorded if WordPerfect had been a C corporation for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Novell is a leading developer of network services, specialized and general purpose operating system products, both standalone and network applications, and programming tools. Over the past several years, in addition to its internal growth, the Company has issued common stock or paid cash to acquire technology companies, invested cash in other technology companies, and formed strategic alliances with still other technology companies. Novell undertook all of these transactions to promote the growth of the network computing industry and to also broaden the Company's business as a system software supplier.

  On June 24, 1994 Novell, Inc. (Novell) completed a merger with WordPerfect, a developer of application software for personal computers, whereby WordPerfect was merged directly into Novell. Novell issued common stock in exchange for all of the outstanding common stock of WordPerfect. In addition, outstanding employee stock options to purchase WordPerfect common stock were converted into options to purchase approximately 7.8 million shares of Novell common stock. The transaction was accounted for as pooling of interests and therefore, the consolidated unaudited financial statements for all periods presented herein have been restated to reflect the combination of Novell and WordPerfect.

  Additionally, in June 1994, the Company acquired from Borland International, Inc. its Quattro Pro spreadsheet product line for $110 million of cash and assumed liabilities of $10 million, and purchased a three year license to reproduce and distribute up to one million copies of current and future versions of Borland's Paradox relational database product for $35 million of cash. The transaction was accounted for as a purchase and, on this basis, resulted in a one-time write-off of $114.4 million for purchased research and development in the third quarter of fiscal 1994.

  In January 1994, WordPerfect acquired all of the outstanding stock of SoftSolutions Technology Corporation (SoftSolutions), a developer of network document management software, for $5.8 million of cash and notes payable of $9.2 million. The transaction was accounted for as a purchase and, on this basis, resulted in a one-time write-off of $15.0 million for purchased research and development in the first quarter of fiscal 1994.

  In July 1993, the Company acquired all of the outstanding stock of Fluent, Inc. (Fluent), a developer of multimedia software for personal computers, for $18.5 million of cash and assumed liabilities of $3.0, whereby Fluent became a wholly owned subsidiary of Novell. The transaction was accounted for as a purchase and, on this basis resulted in a one-time write-off of $20.7 million for purchased research and development in the third quarter of fiscal 1993.

  In June 1993, the Company acquired all of the outstanding stock of Software Transformation, Inc. (STI), a developer of software development tools, by issuing approximately 800,000 shares of Novell common stock in exchange for all of the outstanding stock of STI. The transaction was accounted for as a pooling of interests, however, prior periods were not restated due to immateriality.

  In June 1993, the Company purchased all of the outstanding stock not previously owned by Novell of Serius Corporation (Serius), a developer of object-based application tools, for $17.0 million of cash and assumed liabilities of $5.0 million, whereby Serius became a wholly owned subsidiary of Novell. Novell previously had invested cash of $1.1 million in Serius. This transaction was accounted for as a purchase and, on this basis, resulted in a one-time write-off of $22.1 million for purchased research and development in the third quarter of fiscal 1993.

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

  The Company will continue to look for acquisitions, investments, or strategic alliances which it believes will complement its overall business strategy.

Results of Operations

Net Sales
                                    Q3                  Q3        YTD                 YTD
                                  1994    Change      1993        1994    Change     1993

Net sales (millions)            $488.9       13%    $433.9    $1,512.1      14%  $1,321.2


  During the second quarter of fiscal 1994, the Company sold a one time fully paid license for UNIX technology to Sun Microsystems for $80.5 million. This transaction accounted for 6% growth in net sales for the first nine months of fiscal 1994 compared to the first nine months of fiscal 1993. In addition, approximately 2% and 3% of the growth in the third quarter and first nine months of fiscal 1994 respectively, compared to the same periods of fiscal 1993 is attributable to the acquisition of USL in mid-June 1993, as its revenue was not included in the first six months of fiscal 1993.

     The remaining growth in net sales in the third quarter and in the first nine months of fiscal 1994 compared to the same periods in fiscal 1993 is the result of increases in the Company's NetWare 3, NetWare J, software royalties, USL products, connectivity products, WordPerfect for Windows, Suite products, and training, offset by decreases in other NetWare products, other application group products, and WordPerfect for DOS.

     Net sales were also favorably affected by growth in both domestic and international sales in the first nine months of fiscal 1994 compared to the first nine months of fiscal 1993. Excluding the Sun Microsystems transaction described above, international sales grew 18% while domestic sales grew 2% in the first nine months of fiscal 1994 compared to the first nine months of 1993. International sales were appproximately 42% of net sales in the first nine months of fiscal 1994 and 41% in first nine months of 1993. The Company expects that total international sales will continue to grow during the remainder of fiscal 1994.


Gross Profit                  Q3                Q3        YTD                YTD
                            1994    Change    1993       1994   Change      1993

Gross profit (millions)   $383.4       15%  $332.4   $1,157.5      12%  $1,036.4
Percentage of net sales     78.4%             76.6%      76.5%              78.4%


     In connection with the Sun Microsystems transaction described above, the Company revalued the software and other intangibles remaining on the balance sheet related to the USL acquisition in fiscal 1993. Accordingly, $35 million of costs associated with the sale of the license to Sun Microsystems were charged to cost of sales during the second quarter of fiscal 1994. Excluding the Sun Microsystems revenue and the related costs, the gross profit percentage would have been 77.7% in first nine months of fiscal 1994.

     The increase of 1.8 percentage points in the third quarter of fiscal 1994 compared to the third quarter of fiscal 1993 is attributable to relatively lower per unit material costs. Excluding the Sun Microsystems revenue and related costs impact, the gross profit margin is fairly flat for the first nine months of fiscal 1994 and fiscal 1993. The Company expects the gross profit margin in fiscal 1994 to be down slightly compared to the gross profit margin in fiscal 1993 primarily due to the Paradox license amortization, price changes, changes in sales mix by product or distribution channel, and special product promotions.


Operating Expenses
                                             Q3               Q3       YTD              YTD
                                           1994    Change    1993      1994   Change    1993

Sales and marketing (millions)           $145.7      2%    $142.5    $398.6     8%    $369.3
Percentage of net sales                    29.8%             32.8%     27.8%*           27.9%
Product development (millions)           $ 90.6      20%    $75.5    $257.1    23%    $209.6
Percentage of net sales                    18.5%             17.4%     18.0%*           15.9%
General and administrative (millions)    $ 37.2     (3)%    $38.2    $123.6    4%     $118.4
Percentage of net sales                     7.6%              8.8%      8.6%*            9.0%
Write-off of purchased R&D               $114.4    (64)%   $314.5     129.4    (59)%  $314.5
Percentage of net sales                    23.4%             72.5%      9.0%*           23.8%
Restructuring charges                       --       NA     $42.0       --      NA    $ 42.0
Percentage of net sales                     --                9.7%      --               3.2%
Total operating expenses (millions)      $387.9    (37)%   $612.6    $908.6   (14)% $1,053.8
Percentage of net sales                    79.3%            141.2%     63.4 %*          79.8%

*Excludes the Sun Microsystems revenue of $80.5 million in the second quarter of fiscal 1994.


     Sales  and marketing expenses were fairly  flat at 28% of net  sales in the first nine  months of fiscal  1994 compared to the  same period in  fiscal 1993.
Total  sales  and  marketing  expenses  in  the third  quarter  of  fiscal  1994 decreased as a percentage of sales from 33% to 30% as compared to the same period in fiscal 1993. Sales and marketing expenses fluctuate as a percentage of net sales in any given period due to product promotions, advertising, or other discretionary expenses.

     Product development expenses increased as a percentage of net sales from 16% in the first nine months of fiscal 1993 to 18% in the first nine months of fiscal 1994. They also increased from 17% in the third quarter of fiscal 1993 to 19% in the third quarter of fiscal 1994. These increases are a result of the acquisitions in fiscal 1993 and 1994 and from planned headcount increases in an effort to increase the Company's investment in new products. The acquisitions had relatively higher product development expenses as a percentage of net sales.

     General and administrative expenses remained flat at 9% of net sales for both the first nine months of fiscal 1994 and fiscal 1993. Even though these expenses were flat between years, the comparative periods of fiscal 1994 had relatively higher legal fees and lower bad debt expense compared to the same periods of fiscal 1993, which tended to offset each other. General and administrative expenses decreased as a percentage of net sales from 9% in the third quarter of fiscal 1993 to 8% in the third quarter of fiscal 1994 due to lower legal expenses on a comparative basis.

     During the third quarter of fiscal 1994, the Company wrote off $114.4 million of tax deductible purchased research and development in connection with the acquisition of the Quattro Pro spreadsheet product line from Borland, International, Inc. During the first quarter of fiscal 1994, the Company also wrote off $15.0 million of non-tax deductible purchased research and development in connection with the acquisition of SoftSolutions. During the third quarter of fiscal 1993, the Company wrote off $314.5 million of non-tax deductible purchased research and development in connection with the acquisitions of USL, Serius, Fluent, and a personal information manager software product. An additional $42.0 million tax deductible charge was incurred related to restructuring of operations.

     Overall, excluding nonrecurring items, operating expenses have grown more rapidly than revenues in both the third quarter and first nine months of fiscal 1994 compared to the same periods of fiscal 1993 due to the higher product development expenses related to acquisitions.

                                             YTD                            YTD
                                            1994          Change           1993
Employees                                  9,402           (10)%         10,451
Annualized revenue per employee (000's)     $192              2%           $189


Annualized revenue per employee in fiscal 1994 excludes the $80.5 million of net sales from the Sun Microsystems transaction.

Other Income (Expense)
                                                Q3              Q3      YTD              YTD
                                              1994    Change  1993     1994   Change    1993

Other income (expense), net (millions)       $(0.2)      NA     $7.7    $17.7   (23)%   $23.0
Percentage of net sales                          0%             1.8%     1.2%            1.7%


  The decrease in other income (expense) is primarily the result of merger expenses in the third quarter of fiscal 1994 of $5.8 million related to the WordPerfect acquisition.

       In order to achieve potentially higher returns, a limited portion of the Company's investment portfolio is invested in mutual funds which incur some market risk. The Company believes that the market risk has been limited by diversification and by use of a funds management timing service which switches funds out of mutual funds and into money market funds when preset signals occur.

Income Taxes
                             Q3                 Q3          YTD                  YTD
                           1994     Change     1993        1994     Change      1993
Income taxes (millions)   $(0.3)     27%    $(15.1)       $80.2      18%       $67.7
Percentage of net sales      NA                  NA         5.3%                 5.1%
Effective tax rate           NA                  NA        30.1%                 NA


       The Company's estimated effective tax rate for the first nine months of fiscal 1994 is 30%. Excluding non-tax deductible one-time charges related to the write-off of purchased research and development of $15.0 million in fiscal 1994 and $314.5 million in fiscal 1993 and adjusting both periods to reflect a provision for income taxes as if WordPerfect and its S corporation subsidiaries had never been S corporations, the Company's estimated effective tax rate for the first nine months of fiscal 1994 would be 34% compared to 33.4% for the first nine months of fiscal 1993. The increase is attributable to non-tax deductible merger expenses. The Company paid cash amounts for income taxes of $108.5 million and $60.2 million, in the first nine months of fiscal 1994 and 1993, respectively.

Net Income (Loss) and
Net Income (Loss) Per Share

                                  Q3                  Q3       YTD             YTD
                                1994     Change     1993      1994   Change   1993
Net income (loss) (millions)    $4.5        NA   $(257.4)   $186.4      NA   $(62.1)
Percentage of net sales          0.9%              (59.3)%    12.3%            (4.7)%
Net income (loss) per share   $(0.01)             $(0.69)    $0.51           $(0.17)


      Excluding the impact of nonrecurring items and adjusting all periods to reflect a provision for income taxes as if WordPerfect and its S corporation subsidiaries had been C corporations, pro forma net income for the first nine months of fiscal 1994 would have been $236.9 million or 16.5% of net sales compared to $240.9 million or 18.2% of net sales in the first nine months of fiscal 1993.

Liquidity and Capital Resources

    Cash and short-term investments increased to $758.1 million at July 30, 1994 from $719.2 million at October 30, 1993. The major reasons for this increase were the $288.7 million of cash provided by operating activities and the $26.8 million provided by borrowings and the $21.5 million provided from the issuance of common stock for stock option exercises, offset by the $118.3 million used to retire all of the short and long-term debt of WordPerfect, the $62.8 million used for capital asset purchases and the $110.0 million used for acquisitions. The investment portfolio is diversified among security types, industry groups, and individual issuers. The Company's principal source of liquidity has been from operations. At July 30, 1994, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $19.8 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, acquisitions and strategic investments and to have flexibility in a dynamic and competitive operating environment.

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


                                                      Novell, Inc.
                                                      Registrant



Date     September 9, 1994                  /s/ Robert J. Frankenberg
                                                President, and Chief Executive
                                                Officer
                                                (Principal Executive Officer)



Date     September 9, 1994                  /s/ James R. Tolonen
                                                Chief Financial  Officer
                                                (Principal Financial
                                                and Accounting Executive
                                                Officer)