Form 10-Q/A
period 1994-07-30
NOVELL INC
filed 1995-01-10
CIK 758004

[TYPE]    ART. 5 FDS FOR 3RD QUARTER 10-Q
[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          OCT-29-1994
[PERIOD-END]                               JUL-30-1994
[CASH]                                         167,155
[SECURITIES]                                   590,931
[RECEIVABLES]                                  384,197
[ALLOWANCES]                                  (80,020)
[INVENTORY]                                     30,468
[CURRENT-ASSETS]                             1,332,009
[PP&E]                                         697,367
[DEPRECIATION]                               (290,527)
[TOTAL-ASSETS]                               1,863,387
[CURRENT-LIABILITIES]                          395,616
[BONDS]                                              0
[COMMON]                                        36,274
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                   1,407,468
[TOTAL-LIABILITY-AND-EQUITY]                 1,863,387
[SALES]                                      1,512,132
[TOTAL-REVENUES]                             1,512,132
[CGS]                                          354,678
[TOTAL-COSTS]                                  354,678
[OTHER-EXPENSES]                               908,644
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                266,515
[INCOME-TAX]                                    80,156
[INCOME-CONTINUING]                            186,359
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   186,359
[EPS-PRIMARY]                                      .51
[EPS-DILUTED]                                      .51