Form 10-K
period 1994-10-29
NOVELL INC
filed 1995-01-25
CIK 758004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

         /X/       Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 (Fee Required)
                   For the Fiscal Year Ended October 29, 1994
                                       or
         / /   Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (No Fee Required)
              For the transition period from ____________________
                                          to ____________________

                        Commission File Number:  0-13351

                                  NOVELL, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                          87-0393339
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification No.)

                             1555 N. Technology Way
                                Orem, Utah 84057
             (Address of principal executive offices and zip code)

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

                                YES  X    NO
                                    ---      ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the registrant's common stock held by nonaffiliates on December 31, 1994 (based on the last reported price of the Common Stock on the NASDAQ National Market System on such date) was $5,356,907,418.

   As of December 31, 1994 there were 365,308,188 shares of the registrant's common stock outstanding.

   Portions of Registrant's Annual Report to Shareholders for the fiscal year ended October 29, 1994, are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 12, 1995, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Novell, Inc. ("Novell" or the "Company") is a leading provider of networking and application software. The Company's products provide the distributed infrastructure, network services, advanced network access, and network applications required to make networked information and computing an integral part of daily life.

     The Company was incorporated in Delaware on January 25, 1983. Novell's executive offices are located at 1555 North Technology Way, Orem, Utah 84057. Its telephone number at that address is (801) 429-7000.

     The Company markets its products through 40 U.S. and 56 international sales offices. The Company sells its products primarily to distributors and national retail chains, who in turn sell the Company's products to retail dealers. The Company also sells its products to OEMs, system integrators, and VARs as well as direct to large corporations.

     The Company primarily conducts product development activities in San Jose, California; Summit, New Jersey; and Orem and Provo, Utah. It also contracts out some product development activities to third-party developers.

     The Company has issued common stock or paid cash to acquire or merge with technology companies, invested cash in other technology companies, and formed strategic alliances with still other technology companies. Novell undertook these transactions to broaden the Company's business as a system and application software supplier as well as to promote a pervasive computing environment.

     In June 1994, the Company completed a merger with WordPerfect Corporation (WordPerfect) whereby WordPerfect was merged into Novell. Approximately 51 million shares of Novell common stock were exchanged for all of the outstanding common stock of WordPerfect. In addition, the outstanding employee stock options to purchase WordPerfect common stock were converted into options to purchase approximately 8 million shares of Novell common stock. The transaction was accounted for as a pooling of interests and therefore, all prior period financial statements incorporated by reference herein have been restated as if the merger took place at the beginning of such periods.

     Additionally, in June 1994, the Company acquired the Quattro Pro spreadsheet product line from Borland International, Inc. for $110 million of
cash and assumed liabilities of $10 million.   This transaction was accounted
for as a purchase and, on this basis, resulted in a one-time write-off of $114 million for purchased research and development. At the same time, the Company purchased a three year license to reproduce and distribute up to one million copies of current and future versions of Borland's Paradox relational database product for $35 million of cash.

     In June 1993, the Company acquired UNIX System Laboratories, Inc. (USL) by issuing approximately 11 million shares Novell common stock valued at $332 million in exchange for all of the outstanding stock of USL, not previously owned by Novell, and assumed liabilities of $9 million. The transaction was accounted for as a purchase and, on this basis, resulted in a one-time write-off of $269 million for purchased research and development in the third quarter of fiscal 1993.

     The Company will continue to look for similar acquisitions, investments or strategic alliances which it believes complement its overall business strategy.

BUSINESS STRATEGY

     Novell believes that computer networks are expanding as traditional stand-alone computer resources and new categories of computing devices increasingly become integrated across networks to become network resources. The Company sees its business opportunity as making networks easier to access, simpler to use and more effective through operating systems, network services, access software and network applications that create useful information from the data available through networks.

     Novell's strategy over recent periods has been to broaden its product offerings and strengthen its competitive position as the leading supplier of network software. It has expanded its business beyond NetWare network operating system products to include UNIX system software valued as an application platform and used for integrating applications with computer networks. Most recently, the Company expanded into application software products to develop new network applications that take advantage of the network to increase user productivity.

     The Company believes that the capabilities of computer networks are leading to a pervasive computing future that will change the definition of networks from connecting information systems and computing devices to connecting people with other people and the information they need, giving them the power to act on it anytime, anyplace.

TECHNOLOGIES

     Network Infrastructure. Novell's NetWare network operating system provides a platform for the integration of multiple technologies. This includes the seamless integration of multiple desktop systems and host environments. Novell believes that customer environments are inherently heterogeneous and therefore require an information system that integrates dissimilar technologies. The goal of Novell's strategy of integrating various desktop systems is to allow IBM, IBM-compatible, Apple Macintosh, and UNIX-based PCs and workstations to access and share simultaneously a common set of network resources and information. This gives customers the freedom to choose the desktop and application server systems that best fit their application requirements. In addition to the integration of desktops, host environments from vendors such as IBM, DEC, HP and Olivetti and numerous other UNIX system vendors are integrated into the NetWare network so that users can access host-based resources and information from their desktops across the network. Novell continues to extend this hardware and infrastructure integration to other communication devices such as PBXs and embedded systems such as cash registers and process control devices. The overall objective is to seamlessly connect users by easily allowing them to use the underlying network technology to share resources and information across heterogenous systems.

     Network Services. Novell delivers advanced network services on top of the NetWare integration platform. These services enhance the functionality available to users on the network. In the first release of NetWare eleven years ago, those services were file and print only. Over the past decade the services provided by Novell and third parties have expanded significantly to include communications, network and systems management, messaging, multiprotocol routing, software licensing and distribution, imaging and document management, and telephony services. The Company's latest additions to its services offerings include: a distributed directory that maintains a network wide "yellow pages" of users, network equipment, computer systems, data and network resources; and advanced disk compression capabilities that lower the hardware requirements of networks.

     Network Access. Novell network access products connect desktop PC and Macintosh users with applications and services that run on UNIX host computers and the Internet through TCP/IP communications protocols. The company also provides dial-in network access products for remote access of network resources. Novell is developing mobile NetWare client technology for synchronizing data used by mobile users with network data when the users reconnect to a network. A three dimensional network browser is also in development to provide point-and-click access to network services, electronic publishing that simplifies creation and access to network-based information, and intelligent browsing capabilities for accessing distributed network resources. Novell system software is also being developed to support next-generation public data networks that significantly expand commercial and interpersonal network use. Novell, in partnership with AT&T and other telecommunications providers, is working to deploy a worldwide business-to-business internetwork, a secure commercial information highway.


           Network Applications. Novell application technology spans from secure on-line transaction processing for client server networks and legacy systems to business applications and consumer applications. Novell delivers a business application development and run-time framework for enterprise transaction systems that scale from PCs, to network servers, to mainframe computing systems. The Company's personal and group productivity business applications are available as network applications which take advantage of network services to support the productivity needs of businesses as well as individuals. Novell applications address words, numbers, graphics and electronic publishing to make useful information from data. Novell applications also include a family of workgroup collaboration products for electronic mail, calendaring and scheduling, document management and forms processing. The Company is increasing the network orientation of its applications by integrating them with network directories, management and other services.

PROGRAMS

     Technical Support Alliance. In May 1991 Novell announced the formation of the Technical Support Alliance (TSA), with 41 current members including Apple, Compaq, Hewlett-Packard, Intel, IBM, Lotus, Microsoft, and Oracle. The TSA was organized to provide one-stop multivendor support. Member companies provide cooperative efforts to support their customers.

     Certified Novell Engineer Program.  Through the Certified Novell Engineer
(CNE) program, Novell is strengthening the networking industry's Level I support self-sufficiency. CNEs are individuals who receive high-level training, information, and advanced technical telephone support (Level II) from Novell. CNEs may be employed by resellers, independent support organizations, or Novell Support Organizations (NSOs). The NSO program pools the capabilities of the industry's best support providers. NSOs have contractual agreements with Novell that are designed to ensure quality service on a national or global level for NetWare, UnixWare, and other Novell products.

     Novell Authorized Education Centers. Novell offers education to end users through more than 1,300 independent Novell Authorized Education Centers (NAECs) worldwide, which use Novell-developed courses to instruct students in the use and maintenance of Novell products. Novell also offers self-paced training products.

     Novell Labs. Through its Independent Manufacturer Support Program (IMSP), Novell works with third-party manufacturers to test and certify hardware and software components designed to interoperate with the NetWare and UnixWare operating systems. Novell distributes these test results to inform customers about products that have formally demonstrated NetWare and UnixWare compatibility. In effect, IMSP certification programs help vendors to market their products through Novell's distribution channels. The primary goal of IMSP is to foster working relationships between Novell and third-party hardware and software suppliers. Secondary goals include promoting certified products to industry resellers, anticipating industry products' direction through comarketing efforts, and working with vendors to codevelop critical network components.

     Client-Server NetWare Loadable Module (NLM) Testing Program. Novell is committed to ensuring the highest quality customer solutions by raising the level of importance that quality assurance and testing hold in the software development cycle. The NLM testing program is a result of that commitment; it allows developers to submit client-server NLM applications for testing.

PARTNERSHIPS

     Development Partners. When customers request a new service or function be added to Novell products, Novell investigates the most effective way to deliver that functionality to the user. Very often the best way is for Novell to partner with a company who has expertise in that specific area. By partnering, the combination of Novell's core expertise in networks and the partner's expertise in the given product area combine to deliver a better solution faster than if Novell would have attempted to develop it alone.

     Systems Partners. Novell partners with companies who have complimentary software and hardware. The resulting solution is a powerful combination of products that deliver enterprise-wide connectivity solutions. These partners include system suppliers like IBM, DEC and HP, as well as system integration experts like Memorex Telex, Arthur Andersen, EDS, etc.

     Application Partners. Novell works very closely with application developers to provide integrated software products and support for end users. As network applications grow in importance, this program will help assure broad availability of well integrated multivendor applications.

     Multiple Channel Distribution Network. The Company markets its products through a broad range of distributors, dealers, value added resellers, systems integrators, and OEMs as well as to major end users.

     Worldwide Service and Support. The Company is committed to providing service and support on a worldwide basis to its resellers and to their end-user customers. The Company has established agreements with third party service vendors to expand and complement the service provided directly by the Company's service personnel and the Company's resellers.

PRODUCT GROUPS

     The Company's products fall within four operating groups: NetWare Systems Group (NSG), Novell Applications Group (NAG), Information Access and Management Group (IAMG), and UNIX Systems Group (USG).

     NetWare Systems Group.   NSG, with headquarters in Provo, Utah, is
chartered to extend the capabilities of NetWare, continuing Novell's industry leadership in network operating systems and services. NSG provides the operating system software and network services products for the users of NetWare networks. NSG includes three divisions: the NetWare Products Division, the Extended Networks Division and the AppWare Division.

     The NetWare Products Division develops and markets NetWare, the core network operating system, including key network services such as directory, security, data storage/retrieval, and print services. The division provides integrated client support for all industry standard desktops: DOS, MS Windows, Macintosh, OS/2 and UNIX.

     The Extended Networks Division provides software for manufacturers of office equipment, industrial controls and consumer devices to create NetWare ready products. The division's first product is Novell Embedded Systems Technology (NEST). NEST software development kits enable printers, copiers, fax machines, cellular telephones, pagers, set-top cable television boxes and utility meters to be networked using NetWare networks.

     The AppWare Division provides AppWare software development tools that are used to easily link applications with NetWare network services and UnixWare application servers. AppWare and AppWare Loadable Module software components from Novell and numerous industry partners enable customers to create custom network applications.

     Novell Applications Group.   NAG, with headquarters in Orem, Utah,
develops personal and group productivity products and consumer applications. The product group has three divisions: the Business Applications Division, the GroupWare Division and the Consumer Products Division.

     The Business Applications Division has responsibility for the PerfectOffice suite as well as individual MS Windows applications including WordPerfect, Quattro Pro and Presentations. In addition, the division supports WordPerfect on the Macintosh, UNIX and DOS platforms and delivers electronic publishing solutions through the Envoy electronic document publisher and viewer. The division's objective is to deliver leading network applications that enhance business and personal productivity.

     The GroupWare Division is responsible for workgroup collaboration applications including GroupWise electronic mail, calendaring and scheduling; SoftSolutions document management; Informs forms processing and database access software. Novell's NetWare MHS messaging infrastructure software is also the responsibility of this division. Among other efforts, the division is developing electronic conferencing and integrated voicemail capabilities to add to GroupWise solutions.

     The Consumer Products Division is delivering Main Street, an expanding product line of consumer education, entertainment and productivity software that includes the essential tools to run a small or home business.

     Information Access and Management Group. IAMG, with headquarters in San Jose, California, brings together communications, connectivity and management software in five business divisions. The group is responsible for Novell's LAN WorkPlace TCP/IP software product line. It provides NetWare for SAA, the defacto market standard software for connecting desktop computers with IBM system 370 and AS/400 host computers. IAMG also provides the Novell Distributed Management Services software for end-to-end management of enterprise information systems. IAMG is pursuing new initiatives aimed at establishing a secure commercial public data network with tools to publish information and browse network resources.

     IAMG's five divisions are the Advanced Access Applications Division, Network Management Division, Network Infrastructure Division, Host Connectivity Division and Telephony Services Division. IAMG is also responsible for the common protocol technology used across Novell and by many industry partners, including the market standard TCP/IP communications protocol and the Novell NLSP wide-area network routing protocol.

     UNIX System Group. USG, with headquarters in Summit, New Jersey, is extending the value of UNIX from its status as today's preferred platform for line-of-business applications on mid-range and larger systems to a leadership role on industry standard computers. USG has two divisions, the UnixWare Division and the TUXEDO Division.

     The UnixWare Division's charter is to establish UnixWare as a highly scalable network application server platform with exceptionally fast access and processing capabilities on eight, sixteen, and ultimately 32 bit processor symmetrical multiprocessing systems that use industry standard Intel processors. Key products include UnixWare and UNIX source products.

     The TUXEDO Division provides secure on-line transaction processing software for client server networks and legacy systems. TUXEDO is a business application development and run-time framework for enterprise transaction systems that scale from PCs, to network servers, to mainframe computing systems.

PRODUCT DEVELOPMENT

     Due to the rapid pace of technological change in its industry, the Company believes that its future success will depend, in part, on its ability to enhance and develop its network and applications software products to satisfactorily meet dynamic market needs.

     During fiscal 1994, 1993, and 1992, product development expenses were approximately $347 million, $290 million, and $227 million, respectively. The Company's product development effort consists primarily of work performed by employees; however, the Company also utilizes third-party technology partners to assist with product development.

SALES AND MARKETING

     Novell markets its NetWare family of network products, the UnixWare operating system and WordPerfect application products through distributors, dealers, vertical market resellers, systems integrators, and OEMs who meet the Company's criteria, as well as to major end users. In addition, the Company conducts sales and marketing activities and provides technical support, training, and field service to its customers from its offices in San Jose and Sunnyvale, California; Summit, New Jersey; Provo and Orem, Utah; and from its 40 U.S. and 56 international sales offices.

Distributors. Novell has established a network of independent distributors, which resell the Company's products to dealers, VARs, and computer retail outlets. As of December 31, 1994, there were approximately 10 U.S. distributors and approximately 80 international distributors.

Dealers. The Company also markets its products to large-volume dealers and regional and national computer retail chains.

VARs and Systems Integrators. Novell also sells directly to value added resellers and systems integrators who market data processing systems to vertical markets, and whose volume of purchases warrants buying directly from the Company.

OEMs. The Company licenses its systems software to domestic and international OEMs for integration with their products. With the acquisition of USL, the number of OEM agreements has increased significantly, both domestically and internationally.

End Users. Generally, the Company refers prospective end-user customers to its resellers. However, the Company has the internal resources to work directly with major end users and has developed U.S. and international master license agreements with approximately 250 of them to date. Additionally, some upgrade products are sold directly to end users.

International Sales. In fiscal 1994, 1993, and 1992, approximately 43%, 43%, and 46%, respectively, of the Company's net sales were to customers outside the U.S.--primarily distributors. To date, substantially all international sales except Japanese sales and WordPerfect international sales have been invoiced by the Company in U.S. dollars. In fiscal 1995 the Company anticipates that a substantial portion of international revenues will continue to be invoiced in U.S. dollars. The exceptions to the U.S. dollar invoicing will be Japanese sales through the Company's joint venture in Japan and certain European sales to non-multinational distributors that will be shipped from a new distribution center in Dublin, Ireland. No one foreign country accounted for more than 10% of net sales in any period. In fiscal 1994 the Company had one multinational distributor which accounted for 12% of revenue. The Company had two multinational distributors, which accounted for 15% and 11% of revenue in fiscal 1993 and 12% and 13% of revenue in fiscal 1992, respectively.
Otherwise, no one customer accounted for more than 10% of revenue in any period.

Marketing. The Company's marketing activities include distribution of sales literature and press releases, advertising, periodic product announcements, support of NetWare user groups, publication of technical and other articles in the trade press, and participation in industry seminars, conferences, and trade shows. The marketing departments of the Company employ many technical laboratories which test and evaluate networked computer equipment and individual devices. The knowledge derived from these laboratories is the basis for the technical publications published by the Company. These activities are designed to educate the market about local area networks in general, as well as to promote the Company's products. Through the Professional Developers Program, the Company strongly supports independent software and hardware vendors in developing products that work on Novell networks. Thousands of multiuser application software packages are now compatible with the NetWare operating system. In March 1994, the tenth annual BrainShare Conference (formerly Developers' Conference) was held to inform and educate developers about Novell product strategy, Novell open architecture programming interfaces, and Novell third-party product certification programs.

SERVICE, SUPPORT, AND EDUCATION

     The purpose of any service program is to help users get the most out of the products they buy. Novell offers a variety of support alternatives and encourages users to select the services that best meet their needs. These include the worldwide service and support organization, the Technical Support Alliance, the Certified Novell Engineer program, Novell Authorized Education Centers, the Independent Manaufacturer Support Program, and the Client-Server Testing Program.

MANUFACTURING SUPPLIERS

     The Company's products, which consist primarily of software diskettes and manuals, are duplicated by outside vendors. This allows the Company to minimize the need for expensive capital equipment in an industry in which multiple high-volume manufacturers are available.

BACKLOG

     Lead times for the Company's products are typically short. Consequently, the Company does not believe that backlog is a reliable indicator of future sales or earnings. The absence of significant backlog may contribute to unpredictability in the Company's net income and to fluctuations in the Company's stock price. See "Factors Affecting Earnings and Stock Price." The Company's backlog of orders at January 20, 1995, was approximately $51 million, compared with $35 million at January 21, 1994.

COMPETITION

     Novell competes in the highly competitive market for computer software, including in particular, network and general purpose operating systems, network services, desktop operating systems and application software. Novell believes that the principal competitive factors are technical innovation to meet dynamic market needs, hardware independence and compatibility, marketing strength in operating systems and applications, system/performance, customer service and support, reliability, ease of use, price/performance, and connectivity with minicomputer and mainframe hosts.

     The market for operating systems software, including network and general purpose operating systems, client operating systems and application software, has become increasingly problematic due to Microsoft's growing dominance in all sectors of the software business. The Company does not have the product breadth and market power of Microsoft. Microsoft's dominant position provides it with enormous competitive advantages, including the ability to unilaterally determine the direction of future operating systems and to leverage its strength in one or more product areas to achieve a dominant position in new markets. This position may enable Microsoft to increase its market position even if the Company succeeds in introducing products with performance and features superior to those offered by Microsoft.

     Microsoft's ability to offer networking functionality in future versions of MS Windows and MS Windows NT and in any other Microsoft operating systems and application software, or to provide incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products, may significantly inhibit the Company's ability to maintain its business. Moreover, Microsoft's ability to offer products on a bundled basis can be expected to impair the Company's competitive position with respect to particular products. In addition, as Microsoft creates new operating systems and applications, there can be no assurance that Novell will be able to ensure that its products will be compatible with those of Microsoft.

     The Company is aware of several new competitive operating systems currently under development and scheduled for introduction within the next year and beyond. If any of these operating systems achieves market acceptance for use with the types of applications sold by Novell and Novell does not introduce application programs for them in a timely manner, Novell's business and results of operations could be materially adversely affected.

     In the market for MS Windows word processing applications, WordPerfect for MS Windows competes with, among others, Microsoft's Word and Lotus' Ami Pro. Novell believes that the Company's share of the Windows word processing market will be a critical factor in its future success. Although the Company has increased its share of this market during the past year, it remains second to Microsoft which has achieved a dominant position in sales of application software in the MS Windows market. The market for MS Windows applications is currently characterized by severe competitive pressure, and attempts by major participants to maintain or increase market can be expected to continue to result in rapid reductions in product prices. In addition, the Company's principal competitors, including Microsoft, are combining a number of application programs in a "bundle" or "suite" for sale as one unit or arranging with hardware manufacturers to preload application programs on new computers. The price for a bundle or suite is typically significantly less than the price for separately purchased applications, and many end users are likely to prefer the bundle or suite over a more expensive combination of other individually purchased applications, even if the latter applications offer superior performance or features. Microsoft, Lotus and the Company offer bundles or suites of their respective products at prices significantly discounted from the prices of stand alone products. In the past, Microsoft and Lotus have each achieved a significantly greater market share in sales of software suites. There can be no assurance that the new PerfectOffice suite offered by the Company will result in a significant increase in market share or that any such success will be sustained. To the extent that bundling, suites and preloading arrangements by competitors are more successful than those of the Company, the Company's business and results of operations could be materially adversely affected.

LICENSES, PATENTS AND TRADEMARKS

     The Company relies on copyright, patent, trade secret and trademark law, as well as provisions in its license, distribution and other agreements in order to protect its intellectual property rights. Additionally, the Company has numerous patents pending in foreign countries. No assurance can be given that such patents pending will be issued or, if issued, will provide protection for the Company's competitive position. Although Novell intends to protect its patent rights vigorously, there can be no assurance that these measures will be successful. Additionally, no assurance can be given that the claims on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the Company's technology or the circumvention of its patent protection by competitors could have a material adverse effect on the Company's ability to compete successfully in its products business.

     The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. The Company has from time to time had infringement claims asserted by third parties against it and its products. While there are no known or pending threatened claims against the Company, the unsatisfactory resolution of which would have a material adverse effect on the Company's results of operations and financial condition, there can be no assurance that such third party claims will not be asserted, or if asserted, will be resolved in a satisfactory manner. In addition, there can be no assurance that third parties will not assert other claims against the Company with respect to any third-party technology. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company.

     In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. In addition, the laws of certain countries in which Novell's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

EMPLOYEES

     As of December 31, 1994, the Company had 7,914 employees. The functional distribution of its employees was: sales and marketing--2,097; product development and marketing--2,723; general and administrative--937; service, support and education--1,866; and operations--291. Of these, 375 employees are located in U.S. field offices, and 1,586 employees are in offices outside the U.S. All other Company personnel are based at the Company's facilities in Utah, California, and New Jersey. None of the employees is represented by a labor union, and the Company considers its employee relations to be excellent.

     Competition for qualified personnel in the computer industry is intense. To make a long-term relationship with the Company rewarding, Novell endeavors to give its employees and consultants challenging work, educational opportunities, competitive wages, sales commission plans, bonuses, and through stock option and purchase plans, opportunities to participate financially in the ownership and success of the Company.

FACTORS AFFECTING EARNINGS AND STOCK PRICE

     In addition to factors described above under "Competition" which may adversely affect the Company's earnings and stock price, other factors may also adversely affect the Company's earnings and stock price. The successful combination of companies is difficult and in the high technology industry may be more difficult to accomplish than in other industries. There can be no assurance that Novell will be successful in integrating acquired businesses into its own, that it will retain their key technical and management personnel or that Novell will realize any other anticipated benefits of the acquisitions.

     The ability of the Company to maintain its competitive technological position will depend, in large part, on its ability to attract and retain highly qualified development and managerial personnel. Competition for such personnel is intense. While the acquisitions in fiscal 1993 and 1994 have increased the Company's human resources in these areas, there is a risk of departure of key employees due to the competitive environment in the software industry. The loss of a significant group of key personnel would adversely affect the Company's product development efforts.

     Approximately 80% and 86% of WordPerfect's revenues during 1993 and 1992, respectively, were derived from sales of various versions of WordPerfect's flagship document processing product, WordPerfect. Although additional products are currently being sold or developed, Novell believes that WordPerfect in its various forms will continue to be the Company's primary application product for the foreseeable future.

     As is common in the computer software industry, the Company has experienced delays in its product development and "debugging" efforts, and the Company can be expected to experience similar delays from time to time in the future. Significant delays in developing, completing or shipping new or enhanced products would adversely affect the Company. There can be no assurance that the Company will be able to respond effectively to technological changes or new product announcements by others, or that the Company's research and development efforts will be successful. In the past, Novell has experienced delays in the introduction of new products, due to the complexity of software products, the need for extensive testing of software to ensure compatibility of new releases with a wide variety of application software and hardware devices and the need to "debug" products prior to extensive distribution. Moreover, the Company may experience delays in market acceptance of new releases of its products as the Company engages in marketing and education of the user base regarding the advantages and system requirements for the new products and as customers evaluate the advantages and disadvantages of upgrading. The Company has encountered these issues on each major new release of its products, and expects that it will encounter such issues in the future. Novell's ability to achieve desired levels of sales growth depends at least in part on the successful completion, introduction and sale of new versions of its products. Should Novell experience material delays or sales shortfalls with respect to these product releases, the Company's sales and net income could be adversely affected.

     A fundamental goal of the Company will be the delivery of workgroup application solutions combining networking services and workgroup applications. The future success of this strategy will depend in part on the Company's ability to develop and market new competitive products for workgroup productivity and information processing. Development of these products has already required and will continue to require a substantial investment in research and development, particularly as a result of the decision to offer products across multiple operating environments. Although Novell's existing network of distributors should assist in this transition, marketing and distribution of these products may require developing new marketing and sales strategies and will entail significant expense. The Company has had only limited experience in the market for these products, and there can be no assurance that the Company will be successful in developing and marketing these new products.

     The Company's future earnings and stock price could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and earnings may be unpredictable due to its anticipated shipment patterns. As is typical in the software industry, a high percentage of the Company's revenues are expected to be earned in the third month of each fiscal quarter and will tend to be concentrated in the latter half of that month. Accordingly, quarterly financial results will be difficult to predict and quarterly financial results may fall short of anticipated levels. Because the Company's backlog early in a quarter will not generally be large enough to assure that it will meet its revenue targets for any particular quarter, quarterly results may be difficult to predict until the end of the quarter. A shortfall in shipments at the end of any particular quarter may cause the results of that quarter to fall significantly short of anticipated levels. Due to analysts' expectations of continued growth and the historically high price/earnings ratio at which Novell's Common Stock trades, any such shortfall in earnings can be expected to have an immediate and very significant adverse effect on the trading price of Novell's Common Stock in any given period. The past pattern of new application and operating system product introductions has caused revenues to fluctuate, sometimes significantly, on a quarter-by-quarter basis. Such revenue fluctuations may contribute to the volatility of the trading price of Novell Common Stock in any given period.

     The acquisitions in fiscal 1994 have resulted in greater involvement by Novell in the market for applications software. To compete successfully in the applications market, Novell anticipates incurring significantly higher expenditures in sales, marketing and customer support as a percent of net sales than is typically incurred in the sale of operating systems. Accordingly, the Company can be expected to incur greater operating expenses, both in aggregate dollars and as a percentage of total net sales, than Novell has incurred in the past. Although the Company will seek to offset such higher operating costs through higher sales levels derived from a broader product offering and continued cost controls, there can be no assurance that the Company will be successful in such efforts.

     In addition, the market prices for securities of software companies have generally been volatile in recent years. The market price of Novell Common Stock, in particular, has been subject to wide fluctuations in the past. As a result of the foregoing factors and other factors that may arise in the future, the market price of Novell's Common Stock may be subject to significant fluctuations within a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer industry or the securities markets in general.

ITEM 1a. Executive Officers of the Registrant

     Set forth below are the names, ages, titles with Novell, and present and past positions of the persons currently serving as executive officers of Novell.


                                  HAS BEEN
                                   OFFICER
NAME                       AGE      SINCE                            POSITION OR OFFICE
- ----                       ---      -----                            ------------------
Robert J. Frankenberg       47       1994             Chairman of the Board, President,
                                                        and Chief Executive Officer
Mary M. Burnside            47       1989             Executive Vice President and Chief Operating Officer
Michael J. DeFazio          48       1994             Executive Vice President, UNIX Systems Group
Richard W. King             38       1993             Executive Vice President, NetWare Systems Group
Joseph A. Marengi           41       1993             Executive Vice President, Worldwide Sales
Steven Markman              49       1994             Executive Vice President, Information Access &
                                                        Management Group
Adrian Rietveld             40       1994             Executive Vice President, Novell Applications Group
James R. Tolonen            45       1989             Executive Vice President and Chief Financial Officer
David R. Bradford           44       1986             Senior Vice President, General Counsel,
                                                        and Corporate Secretary
Ernest J. Harris            47       1994             Senior Vice President, Human Resources
Christine G. Hughes         48       1994             Senior Vice President, Corporate Marketing
John C. Lewis               40       1994             Senior Vice President, Services and Support
David C. Moon               36       1994             Senior Vice President, Development, Applications Group
R. Duff  Thompson           43       1994             Senior Vice President, Corporate Development
Stephen C. Wise             40       1990             Senior Vice President, Finance
Darcy G. Mott               42       1989             Treasurer


       Raymond J. Noorda, a founder of the Company, was President, Chief Executive Officer, and a director of the Company since March 1983, and Chairman of the Board since January 1986. In April 1994 he resigned as President and Chief Executive Officer, in August 1994 as Chairman of the Board, and in October as a Member of the Board of Directors.

       Robert J. Frankenberg joined the Company in April 1994 as President and Chief Executive Officer. In August 1994 he became Chairman of the Board of Directors. Prior to joining Novell, he was with Hewlett Packard, an international computation and measurement company, for 25 years in various engineering, management and marketing positions. Most recently he served as Vice President and General Manager of the Personal Information Products Group.

       Mary M. Burnside joined the Company in January 1988 and in January 1989 she became Senior Vice President, Operations and was elected a corporate officer. In November 1991 she became Executive Vice President, Corporate Services Group. In August 1993 she joined the Office of the President as Chief Operating Officer. In April 1994 she became Executive Vice President and Chief Operating Officer.

       Michael J. DeFazio joined the Company as Vice President, UNIX Systems Group, when the Company acquired USL in June 1993. In January 1994 he became Executive Vice President, UNIX Systems Group and was elected a corporate officer. Prior to the USL acquisition, he had been with USL since its formation in 1989, most recently as Executive Vice President, UNIX System V Software since 1989.

       John W. Edwards joined the Company in August 1988 and held various marketing positions until April 1992 when he became Executive Vice President, Desktop Systems Group and was elected a corporate officer. In August 1993 he became Executive Vice President, AppWare Systems Group. In October 1994 he became Senior Vice President, Customer Relations and resigned as a corporate officer.

       Richard W. King joined the Company in 1985 and became Vice President, Software Development in April 1986. In September 1987 he became Vice President, NetWare Products Division and in September 1991 he became Vice President, Service and Support. In August 1993 he was promoted to Executive Vice President, NetWare Systems Group and was elected a corporate officer.

       Joseph A. Marengi joined the Company in June 1989 through the Excelan merger and held various sales positions with the Company until October 1992 when he became Senior Vice President, Worldwide Sales. In August 1993 he was elected a corporate officer. In April 1994 he became Executive Vice President, Worldwide Sales.

       Kanwal S. Rekhi joined the Company in June 1989 through the Excelan merger and became an Executive Vice President and Director of the Company. He served in this capacity until January 1995, when he resigned from the Company. He continues to serve as a consultant to the Company and as a member of the Board of Directors.

       Steven Markman joined the Company in August 1994 as Executive Vice President, Information Access & Management Group. From March 1994 to August 1994 he was with First Pacific Networks, Inc., a cable telephony company as Vice President of Engineering. From April 1991 to February 1994 he was with Network Equipment Technologies, Inc., a network systems company as Senior Vice President and General Manager. From June 1988 to April 1991 he was with Hewlett Packard, an international computation and measurement company, where he served most recently as General Manager for the Information Networks Division.

       Adrian Rietveld joined the Company in June 1994 through the WordPerfect merger as Executive Vice President, Novell Applications Group and was elected a corporate officer. He joined WordPerfect in 1988 and served in various positions until November 1992 when he became Senior Vice President, Sales and Marketing. In January 1994 he was promoted to President and Chief Executive Officer of WordPerfect.

       James R. Tolonen, a Certified Public Accountant, joined the Company in June 1989 through the Excelan merger and became a Senior Vice President and Chief Financial Officer in August 1989 and was elected a corporate officer. In August 1993 he joined the Office of the President as Chief Financial Officer. In April 1994 he became Executive Vice President and Chief Financial Officer.

       David R. Bradford joined the Company in October 1985 as Corporate Counsel. He became Corporate Secretary in January 1986, Senior Corporate Counsel in April 1986, and Senior Vice President, General Counsel, and Corporate Secretary in April 1989.

       Robert W. Davis joined the Company in June 1989 through the Excelan merger and held various marketing positions until November 1992 when he became Vice President, Connectivity Products. In August 1993 he became Vice
President Marketing, UNIX Systems Group. In January 1994 he became Senior Vice President, Corporate Marketing and was elected a corporate officer. In September 1994 he resigned from the Company.

       Ernest J. Harris joined the Company in June 1989 through the Excelan merger and became Vice President, Human Resources in August 1989. In May 1990 he became Senior Vice President, Human Resources and in January 1994 was elected a corporate officer.

       Christine G. Hughes joined the Company in December 1994 as Senior Vice President, Corporate Marketing. From July 1991 to November 1994 she was with Xerox Corporation, a worldwide provider of document services, in various positions, most recently as Vice President, Integrated Marketing -- U.S. Operations. From January 1990 to July 1991 she was President of Myriad Technologies, a market research and consulting company. From 1983 to 1989 she was with Gartner Group, a technology market research company, as Vice President, Office Technology Group.

       John C. Lewis joined the Company in June 1994 through the WordPerfect merger and became Senior Vice President, Services and Support in October 1994 and was elected a corporate officer. He joined WordPerfect in February 1985 and served in various positions prior to the merger, most recently as Executive Vice President in the Office of the President.

       David C. Moon joined the Company in June 1994 through the WordPerfect merger and became Senior Vice President, Development, Applications Group in October 1994 and was elected a corporate officer. He joined WordPerfect in December 1982 and served in various positions prior to the merger, most recently as Senior Vice President and Chief Technology Officer.

       Jan E. Newman joined the Company in June 1986 and held various positions until March 1991 when he became Vice President, Support and Services. He was made Vice President, NetWare Products in November 1991. In April 1992 he became Executive Vice President, NetWare Systems Group and was elected as a corporate officer. In August 1993 he became Senior Vice President, Service and Support and Novell Labs. In October 1994 he became Vice President, Services and Support and resigned as a corporate officer.

       R. Duff Thompson joined the Company in June 1994 through the WordPerfect merger and became Senior Vice President, Corporate Development in October 1994 and was elected a corporate officer. He joined WordPerfect in December 1986 and served most recently as Executive Vice President in the Office of the President and General Counsel.

       Stephen C. Wise joined the Company in June 1989 through the Excelan merger and became Vice President, Accounting and Planning in January 1990 and was elected a corporate officer. In January 1991 he became Vice President and Corporate Controller and in December 1993 he became Senior Vice President, Finance.

       Darcy G. Mott, a Certified Public Accountant, joined the Company in September 1986. He served in various finance positions and became Corporate Controller in February 1989. He was elected a corporate officer in November 1989 and became Treasurer in January 1991.

ITEM 2.  Properties

       The Company owns and occupies a 1,000,000 square-foot office complex on 99 acres in Orem, Utah, which is used as corporate headquarters and a product development center. It also owns and occupies a 550,000 square-foot office complex on 46 acres in Provo, Utah, which is used as a product development center. It also owns a 380,000 square-foot manufacturing and distribution facility on 23 acres in Lindon, Utah, all but 40,000 square-feet of which is leased to a third party manufacturer. The Company also owns a 175,000 square-foot office complex in Austin, Texas. During 1991 through 1994, approximately 80,000 square-feet of this complex was used as a product development center however, the facility is now leased to tenants. Additionally, the Company owns a 100,000 square-foot office building in Herndon, Virginia. The Company occupies approximately 1/2 of the space in this building and leases the remainder to tenants. The Company also owns a 52,000 square foot building in San Jose, California, which it had previously leased. It is used primarily for product development. Additionally, the Company owns approximately 48 acres of undeveloped land in San Jose, California and has capacity to expand on its land in Orem and Provo, Utah.

       The Company has subsidiaries in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Commonwealth of Independent States, Czech Republic, Denmark, Finland, France, Germany, India, Italy, Japan, Korea, Mexico, Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, and the United Kingdom--each of which leases its facilities.

       The Company leases offices for product development in San Jose, Scotts Valley, Sunnyvale, and Walnut Creek, California; Boulder, Colorado; Summit, New Jersey; Salt Lake City and Sandy, Utah; Toronto, Canada; and Hungerford, U.K.; and a distribution facility in San Jose, California. The Company also leases sales and support offices in Arizona, California (6), Colorado, Connecticut, Florida (2), Georgia, Illinois (2), Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York (2), North Carolina, Ohio (2), Oregon, Pennsylvania (2), Tennessee, Texas (2), Utah, Washington, Hong Kong, Taiwan, and United Arab Emirates.

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

       In December of 1991, Roger Billings and his International Academy of Science, (the Academy) filed suit against Novell alleging that the Company infringes on a patent allegedly owned by the Academy. On June 6, 1994, Novell filed a petition with the U.S. Patent and Trademark Office requesting it invalidate the patent. In August 1994, the Patent Office granted Novell's request for re-examination of the patent, finding a "substantial new question of patentability." Also, in August of 1994, the trial court issued a ruling, which among other things, vacated the trial date which had been previously set in the action. The Company believes that the ultimate resolution of this legal proceeding will not have a material adverse effect on its financial position or results of operation.

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

                                    PART II


ITEM 5.  Market for Registrant's Common Stock and Related Stockholder Matters

       The information required by Item 5 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Selected Consolidated Quarterly Financial Data" on page 41 of the Company's Annual Report to Shareholders for the fiscal year ended October 29, 1994.


ITEM 6.  Selected Financial Data

       The information required by Item 6 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Selected Consolidated Financial Data" on page 22 of the Company's Annual Report to Shareholders for the fiscal year ended October 29, 1994.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information required by Item 7 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 27 of the Company's Annual Report to Shareholders for the fiscal year ended October 29, 1994.

ITEM 8.  Financial Statements and Supplementary Data

       The information required by Item 8 of Form 10-K is incorporated herein by reference to the Company's consolidated financial statements and related notes thereto, together with the report of the independent auditors presented on pages 28 through 40 of the Company's Annual Report to Shareholders for the fiscal year ended October 29, 1994, and to the information contained in the section captioned "Selected Consolidated Quarterly Financial Data" on page 41 of the Company's Annual Report to Shareholders for the fiscal year ended October 29, 1994.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Not applicable.

                                    PART III


ITEM 10.  Directors and Executive Officers of Registrant

       The information required with respect to identification of directors is incorporated herein by reference to the information contained in the section captioned "Election of Directors" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 12, 1995, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. Information regarding executive officers of Novell is set forth under the caption "Executive Officers" in Item 1a hereof.

       Each director and each officer of the Company who is subject to Section 16 of the Securities Exchange Act of 1934 (the "Act") is required by Section 16(a) of the Act to report to the Securities and Exchange Commission by a specified date his or her transactions in the Company's securities. In fiscal 1994, there were no compliance exceptions to this requirement.

ITEM 11.  Executive Compensation

       The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Executive Compensation" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 12, 1995, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

       The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Securities Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 12, 1995, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.  Certain Relationships and Related Transactions

       The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Certain Transactions" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 12, 1995, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934, as amended.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a) The following documents are filed as a part of this annual report on Form 10-K for Novell, Inc.:

           1. The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Ernst & Young LLP, Independent Auditors, listed below are incorporated herein by reference to pages 28 through 40 of the Company's Annual Report to Shareholders for the fiscal year ended October 29, 1994.

                       Consolidated Statements of Income for the fiscal years ended October 29, 1994, October 30, 1993, and October 31, 1992.

                       Consolidated Balance Sheets at October 29, 1994 and October 30, 1993.

                       Consolidated Statements of Shareholders' Equity for the fiscal years ended October 29, 1994, October 30, 1993, and October 31, 1992.

                       Consolidated Statements of Cash Flows for the fiscal years ended October 29, 1994, October 30, 1993, and October 31, 1992.

                       Notes to Consolidated Financial Statements.

                       Report of Ernst & Young LLP, Independent Auditors.

                       _______________________________________________________

                                                                                             Page
                                                                                             ----
                    Report of Price Waterhouse LLP, Independent Accountants                   20

           2.       Financial Statement Schedules:

                         Schedule VIII -- Valuation and Qualifying Accounts                   21

                    Schedules other than that listed above are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

           3.       Exhibits:

                    A list of the exhibits required to be filed as
                    part of this report is set forth in the Exhibit
                    Index, which immediately precedes such exhibits, and
                    is incorporated herein by this reference thereto.                         22

       (b) Reports on Form 8-K

                    No reports on Form 8-K were filed by the Registrant during the quarter ended October 29, 1994.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Novell, Inc.
                                                  (Registrant)

Date:  January 23, 1995                           By /s/ Robert J. Frankenberg
                                                     -------------------------
                                                     (Robert J. Frankenberg
                                                      Chairman of the Board,
                                                      President and Chief
                                                      Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                                     Title                           Date
           ----                                     -----                           ----

/s/ Robert J. Frankenberg                  Chairman of the Board,              January 23, 1995
- ---------------------------------          President, Chief Executive
(Robert J. Frankenberg)                    Officer and Director
                                           (Principal Executive Officer)

/s/ James R. Tolonen                       Executive Vice President            January 23, 1995
- ---------------------------------          and Chief Financial Officer
(James R. Tolonen)                         (Principal Financial Officer)


/s/ Stephen C. Wise                        Senior Vice President, Finance      January 23, 1995
- ---------------------------------          (Principal Accounting Officer)
(Stephen C. Wise)


/s/ Alan C. Ashton                                  Director                   January 23, 1995
- ---------------------------------
(Alan C. Ashton, Ph.D.)


/s/ Bruce W. Bastian                                Director                   January 23, 1995
- ---------------------------------
(Bruce W. Bastian)


/s/ Elaine R. Bond                                  Director                   January 23, 1995
- ---------------------------------
(Elaine R. Bond)


/s/ Jack L. Messman                                 Director                   January 23, 1995
- ---------------------------------
(Jack L. Messman)


/s/ Kanwal S. Rekhi                                 Director                   January 23, 1995
- ---------------------------------
(Kanwal S. Rekhi)


/s/ Larry W. Sonsini                                Director                   January 23, 1995
- ---------------------------------
(Larry W. Sonsini)


/s/ Ian R. Wilson                                   Director                   January 23, 1995
- ---------------------------------
(Ian R. Wilson)

            REPORT OF PRICE WATERHOUSE LLP, INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of WordPerfect Corporation



         In our opinion, the consolidated balance sheet and the related consolidated statements of income, shareholders' equity and of cash flows (not presented separately herein) of WordPerfect Corporation present fairly, in all material respects, the financial position of WordPerfect Corporation and its subsidiaries at December 31, 1993 and the results of their operations and their cash flows for the years ended December 31, 1993 and 1992, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ Price Waterhouse LLP

Salt Lake City, Utah
March 22, 1994

                                  NOVELL, INC.

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS





                                                   Accounts Receivable Allowance
                                 ---------------------------------------------------------------------
                                                          (In thousands)

                                 Balance at             Additions                           Balance at
                                  Beginning            Charged to                               End of
                                  of Period            Operations       Deductions(1)           Period
                                 ----------            ----------       -------------           ------
Fiscal year ended
October 31, 1992                    $23,300               $15,983                $784          $38,499

Fiscal year ended
October 30, 1993                    $38,499               $22,047             $10,344          $50,202

Fiscal year ended
October 29, 1994                    $50,202               $43,037             $10,305          $82,934



(1) Write-off of uncollectible accounts

                                 EXHIBIT INDEX

Exhibit
Number     Description
- ------     -----------
  3.1      Restated Certificate of Incorporation.(4) (Exhibit 3.1)
  3.2      By-Laws.(1) (Exhibit 3.1)
  4.1      Reference is made to Exhibit 3.1.
  4.2      Form of certificate representing the shares of Novell Common Stock.(1) (Exhibit 4.3)
  4.3      Rights Agreement dated December 7, 1988, between Novell, Inc. and Mellon Bank (East) N.A., as Rights Agent,
           relating to the Shareholder Rights Plan.(3) (Exhibit 1)
 10.1      Novell, Inc., Employee Retirement and Savings Plan dated December 8, 1986.(2) (Exhibit 10.9)
 10.2      Agreement and Plan of Reorganization dated March 23, 1989, among Novell, Inc.; Lansub Corporation; and
           Excelan, Inc.(5) (Appendix A)
 10.3      Novell, Inc. 1989 Employee Stock Purchase Plan.(6) (Exhibit 4.1)
 10.4      Agreement and Plan of Reorganization dated July 16, 1991, among Novell, Inc.; MDAC Corp.; and Digital Research
           Inc.(7) (Appendix A)
 10.5      Novell, Inc. 1991 Stock Plan.(8) (Exhibit 10.1)
 10.6      Agreement and Plan of Reorganization and Merger dated February 12, 1993, among Novell, Inc.; Novell Acquisition
           Corp.; UNIX System Laboratories, Inc.; and American Telephone and Telegraph Company.(9) (Appendix A).
 10.7      UNIX System Laboratories, Inc. Stock Option Plan.(10) (Exhibit 4.3)
 10.8      Agreement and Plan of Reorganization dated March 21, 1994 and amended May 31, 1994, among Novell, Inc.;
           Novell Acquisition Corp.; WordPerfect Corporation, Alan C. Ashton, Bruce W. Bastian, and Melanie L. Bastian.(11)
           (Appendix A & Exhibit 1.1)
 10.9      Novell, Inc. Novell/WordPerfect Stock Plan.(12)(Exhibit 10.1)
 11        Statement regarding computation of per share earnings.(13)
 13        Company's Annual Report to Shareholders for the fiscal year ended October 29, 1994.(13)
 21        Subsidiaries of the Registrant.(13)
 23.1      Consent of Ernst & Young LLP, independent auditors.(13)
 23.2      Consent of Price Waterhouse LLP, independent accountants.(13)
 27        Financial Data Schedule(13)

 (1)       Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's
           Registration Statement on Form S-1, filed November 30, 1984, and amendments thereto (File No. 2-94613).
 (2)       Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's
           Annual Report on Form 10-K, filed for the fiscal year ended October 25, 1986 (File No. 0-13351).
 (3)       Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's
           Current Report on Form 8-K, dated December 7, 1988 (File No. 0-13351).
 (4)       Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's
           Annual Report on Form 10-K, filed for the fiscal year ended October 29, 1988 (File No. 0-13351).
 (5)       Incorporated by reference to the Appendix identified in parentheses, filed as an appendix in the Registrant's
           Registration Statement on Form S-4, filed May 9, 1989 (File No. 33-28470).
 (6)       Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's
           Registration Statement on Form S-8, filed September 28, 1989 (File No. 33-31299).
 (7)       Incorporated by reference to the Appendix identified in parentheses, filed as an appendix in the Registrant's
           Registration Statement on Form S-4, filed September 24, 1991 (File No. 33-42254).
 (8)       Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's
           Registration Statement on Form S-8, filed June 5, 1992 (File No. 33-48395).
 (9)       Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's
           Registration Statement of Form S-4, filed May 13, 1993 (File No. 33-60120).
(10)       Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's
           Registration Statement on Form S-8, filed July 2, 1993 (File No. 33-65440).
(11)       Incorporated by reference to the Appendix and Exhibit identified in parentheses, filed as an appendix and exhibit in the Registrant's Registration Statement on Form S-4, filed June 13, 1994 (File No. 33-53215).
(12)       Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrants'
           Registration Statement of Form S-8, filed July 8, 1994 (File No. 33-54483).
(13)       Filed herewith.