Form 10-Q/A
period 1994-07-30
NOVELL INC
filed 1995-02-07
CIK 758004

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        Form 10-Q/A

[X]    Quarterly Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934
          For the Fiscal Quarter Ended July 30, 1994

                              or

[ ]    Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
               For the transition period from________
                                           to________

               Commission File Number:  0-13351

                          NOVELL, INC.
    (Exact name of registrant as specified in its charter)

        Delaware                             87-0393339
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            Identification)

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

THE PURPOSE OF THIS AMENDMENT IS TO ATTACH THE FINANCIAL DATA SCHEDULE.


                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Novell, Inc.
                                             Registrant



February 2, 1995                      /s/ Robert J. Frankenberg
Date                                      Robert J. Frankenberg
                                          President, and Chief Executive
                                          Officer (Principal Executive
                                          Officer)


February 2, 1995                      /s/ James R. Tolonen
Date                                      James R. Tolonen
                                          Chief Financial Officer
                                          (Principal Financial Officer)


February 2, 1995                      /s/ Stephen C. Wise
Date                                      Stephen C. Wise
                                          Senior Vice President, Finance
                                          (Principal Accounting Officer)

