Form 10-Q
period 1995-01-28
NOVELL INC
filed 1995-03-13
CIK 758004

             SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                       Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Fiscal Quarter Ended January 28, 1995
                            or

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

                          YES  X  NO ___

As of February 25, 1995 there were 366,352,534 shares of the registrant's common stock outstanding.



Part I.  Financial Information, Item 1.  Financial Statements



                            NOVELL, INC.
          CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

                                                Jan. 28,      Oct. 29,
Dollars in thousands, except per share data         1995          1994
- -------------------------------------------    ---------      --------
ASSETS

Current assets
  Cash and short-term investments             $  961,270    $  861,809
  Receivables,  less  allowances
        ($87,585  - January;
         $82,934  - October)                     421,592       391,342
  Inventories                                     26,504        32,221
  Prepaid expenses                                57,472        69,324
  Deferred income taxes                          102,055        98,435

Total current assets                           1,568,893     1,453,131

Property, plant and equipment, net               382,414       394,682
Other assets                                     104,635       115,668

Total assets                                  $2,055,942    $1,963,481

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                            $   94,117    $   67,176
  Accrued compensation                            74,737        81,639
  Accrued marketing liabilities                   63,917        66,800
  Other accrued liabilities                       92,828       121,165
  Income taxes payable                            78,331        78,139
  Deferred revenue                                43,260        47,801

Total current liabilities                        447,190       462,720

Minority interests                                15,268        13,774

Shareholders' equity
  Common stock, par value $.10 a share
      Authorized - 400,000,000 shares
      Issued - 365,575,883 shares-January
           364,354,887 shares-October             36,558       36,436
  Additional paid-in capital                     661,348      645,419
  Retained earnings                              895,578      805,132

Total shareholders' equity                     1,593,484    1,486,987

Total liabilities and shareholders' equity    $2,055,942   $1,963,481

See notes to consolidated unaudited condensed financial statements.



                            NOVELL, INC.
       CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME

                                          Fiscal Quarter Ended
                                          ---------------------



Amounts in thousands,                     Jan. 28,      Jan. 29,
except per share data                         1995          1994
- ---------------------                     ---------------------

Net sales                                 $493,225      $488,278
Cost of sales                              116,875       103,777

Gross profit                               376,350       384,501

Operating expenses
   Sales and marketing                     139,803       126,220
   Product development                      89,817        83,543
   General and administrative               33,970        44,027
   Nonrecurring charges                        --         14,969

Total operating expenses                   263,590       268,759
Income from operations                     112,760       115,742

Other income (expense)
   Investment income                         9,567        10,949
   Other, net                                  258         (247)

Other income, net                            9,825        10,702

Income before taxes                        122,585       126,444
Income taxes                                41,066        31,984
Net income                                $ 81,519      $ 94,460

Weighted average shares outstanding        372,027       368,076

Net income per share                     $    0.22      $   0.26




See notes to consolidated unaudited condensed financial statements.




                            NOVELL, INC.
     CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                                  Fiscal Quarter Ended
                                                  --------------------

                                                 Jan. 28,       Jan. 29,
Amounts in thousands                                1995            1994
- --------------------                             --------       --------

Cash flows from operating activities

  Net income                                     $ 81,519       $ 94,460

Adjustments to reconcile net income to net cash
provided (used) by operating activities
  Write-off of purchased research
    and development                                   --         14,969
  Depreciation and amortization                    23,065        20,073
  WordPerfect fiscal year conversion                  --        (39,856)
  Stock plans income tax benefits                   4,734         7,012
  (Increase) decrease in receivables              (30,250)       47,911
  Decrease (increase) in inventories                5,717        (3,184)
  Decrease in prepaid expenses                     11,852         2,334
  (Increase) in deferred income taxes              (1,505)       (9,248)
  (Decrease) in current liabilities                (15,530)     (37,378)

Net cash provided from operating activities         79,602       97,093

Cash flows from financing activities
  Issuance of common stock, net                      7,669        4,281
  Repayment of debt                                    --           --
  Other                                                --         7,033

Net cash provided from financing activities          7,669       11,314

Cash flows from investing activities
  Expenditures for property, plant and equipment    (9,372)     (17,345)
  (Increase) decrease in short-term investments   (106,021)         573
  Other                                             21,562       10,456

Net cash used by investing activities              (93,831)      (6,316)

Total (decrease) increase in cash and
  cash equivalents                               $  (6,560)    $102,091
Cash and cash equivalents - beginning of period    228,426      383,596

Cash and cash equivalents - end of period          221,866      485,687
Short-term investments - end of period             739,404      335,028

Cash and short-term investments - end of period  $ 961,270    $ 820,715


See notes to consolidated unaudited condensed financial statements.


NOVELL, INC.
NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

A.  Quarterly Financial Statements

    The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company's fiscal 1994 Annual Report to Shareholders. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

B.  Mergers, Acquisitions, and Strategic Investments

    In June 1994, the Company completed a merger with WordPerfect Corporation (WordPerfect) whereby WordPerfect was merged directly into Novell. Approximately 51 million shares of Novell common stock were exchanged for all of the outstanding common stock of WordPerfect. In addition, outstanding employee stock options to purchase WordPerfect common stock were converted into options to purchase approximately 8 million shares of Novell common stock. The transaction was accounted for as a pooling of interests and therefore, all prior period financial statements presented have been restated as if the merger took place at the beginning of such periods.

    In order to conform WordPerfect s year end to Novell s fiscal year end, the consolidated statement of income for fiscal 1994 includes two months (November and December 1993) for WordPerfect which are also included in the consolidated statement of income for the fiscal year ended October 30, 1993. Accordingly, an adjustment has been made in fiscal 1994 to retained earnings for the duplication of net income of $40 million for such two month period. Other results of operations for such two month period of WordPerfect include net sales of $137 million, income before taxes of $35 million, and income tax benefits of $5 million.

    Additionally, in June 1994, the Company acquired from Borland International, Inc. its Quattro Pro spreadsheet product line for $110 million of cash and assumed liabilities of $10 million, and purchased a three year license to reproduce and distribute up to one million copies of current and future versions of Borland s Paradox relational database product for $35 million of cash. The transaction was accounted for as a purchase and, on this basis, resulted in a one-time write-off of $114 million for purchased research and development.

C.  Cash and Short-term Investments

    The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities in the first quarter of fiscal 1995. All marketable debt and equity securities are included in cash and short-term investments and are considered
    available-for-sale and  carried  at  fair   market  value.
    Such   securities  are   anticipated  to be used for current
    operations and are therefore classified as current assets, even though some maturities may extend beyond one year.

    In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect this change in
    accounting  principal.   The opening  balance of  shareholders
    equity was increased by $9 million, net of $4 million of deferred income taxes, to reflect the net unrealized holding gains on securities classified as available-for-sale, which were previously carried at the lower-of-cost-or-market.

    The following is a summary of cash and short-term investments, all of which are considered available-for-sale.



                                               Gross        Gross               Fair
                                Cost at   Unrealized   Unrealized    market value at        Cost at
(Dollars in thousands)     Jan. 28, 1995       Gains       Losses      Jan. 28, 1995   Oct. 29, 1994
- -------------------------  -------------  -----------  ----------    ---------------   -------------
Cash and cash equivalents

  Cash                       $  82,124    $   --         $   --           $ 82,124        $101,331
  Repurchase agreements         26,400                                      26,400          19,309
  Tax exempt money market
   fund                         33,672        --             --             33,672          29,394
  Taxable money market
   investments                  19,270        --             --             19,270          13,357
  Municipal securities          60,400        --             --             60,400          65,035
- --------------------------------------------------------------------------------------------------
Cash and cash equivalents     $221,866    $   --         $   --           $221,866        $228,426
- --------------------------------------------------------------------------------------------------

Short-term investments
    Municipal securities      $206,285    $   --         $ 827             $205,458       $201,491
    Money market mutual funds   41,278        --             --             41,278         104,388
    Money market preferreds    387,350        --             --            387,350         306,700
    Mutual funds                77,771        201            --             77,972          13,017
    Equity securities           13,722      13,624            --             27,346          7,787
- --------------------------------------------------------------------------------------------------
Short-term investments        $726,406     $13,825        $ 827             $739,404      $633,383
- --------------------------------------------------------------------------------------------------
Cash and short-term
 investments                  $948,272     $13,825        $ 827             $961,270      $861,809
- --------------------------------------------------------------------------------------------------


    During the first quarter of fiscal 1995 the Company had no realized gains on the sale of securities compared to realized gains in the first quarter of fiscal 1994 of $7 million and realized losses of $1 million on the sale or disposition of securities.

D.  Income Taxes

    The Company's estimated effective tax rate for the first quarter of fiscal 1995 was 33.5%. Excluding non-tax deductible one-time charges related to the write-off of purchased research and development of $15 million in fiscal 1994 and adjusting fiscal 1994 to reflect a provision for income taxes as if WordPerfect and its S corporation subsidiaries had never been S corporations, the Company s effective tax rate would have been 34% in fiscal 1994. The Company paid cash amounts for income taxes of $27 million and $15 million, in the first quarter of fiscal 1995 and 1994, respectively.

E.   Commitments and Contingencies

     The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company s operations. At January 28, 1995 there were no borrowings, letter of credit acceptances or commitments under such line.

     The Company has an additional $10 million credit facility with another bank which is not subject to a loan agreement.
     At January 28, 1995 standby letters of credit of approximately $100,000 were outstanding under this agreement.

     On November 10, 1993, a suit was filed against Novell and certain of its officers and directors alleging violation of federal securities laws. Another lawsuit alleging similar claims was filed August 26, 1994. Both lawsuits were brought as purported class actions on behalf of purchasers of Novell common stock. On February 22, 1995 the plaintiffs amended November 10, 1993 lawsuit was dismissed with prejudice. Novell does not believe that the resolution of the August 26, 1994 lawsuit will have a material adverse effect on its financial position or results of operations.

     The Company is a party to a number of additional legal proceedings arising in the ordinary course of business. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position or results of operations.

F.   International Sales

     The Company markets internationally through distributors who sell to dealers and end users. For the fiscal quarters ended January 28, 1995 and January 29, 1994, sales to international customers were approximately $222 million and $217 million, respectively. In the first quarters of fiscal 1995 and fiscal 1994, 59% and 64%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total sales in either period. Except for one multi-national distributor, which accounted for 18% of revenue in the first quarter of 1995 and 11% of revenue in the first quarter of fiscal 1994, no customer accounted for more than 10% of revenue in any period.

G.   Net Income Per Share

     Net income per share is computed using the weighted average number of common shares outstanding during the periods, including common stock equivalents (unless antidilutive). Common stock equivalents consist of outstanding stock options.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Novell s business is connecting people with other people and the information they need, enabling them to act on it anytime, anyplace. Novell is a leading provider of networking and application software. The Company s software products provide the distributed infrastructure, network services, advanced network access and network applications required to make networked information and computing an integral part of everyone s daily life.

Over the past several years, the Company has issued common stock or paid cash to acquire technology companies, invested cash in other technology companies, and formed strategic alliances with still other technology companies. Novell undertook all of these transactions to promote a pervasive computing environment, and in many cases to also broaden the Company s business as a system and application software supplier.

In June 1994, the Company completed a merger with WordPerfect Corporation (WordPerfect), whereby WordPerfect was merged directly into Novell. Approximately 51 million shares of Novell common stock were exchanged for all of the outstanding common stock of WordPerfect. In addition, the outstanding employee stock options to purchase WordPerfect common stock were converted into options to purchase approximately 8 million shares of Novell common stock. The transaction was accounted for as a pooling of interests and therefore, all prior financial statements presented herein have been restated as if the merger took place at the beginning of such periods.

Additionally, in June 1994, the Company acquired from Borland International, Inc. its Quattro Pro spreadsheet product line for $110 million of cash and assumed liabilities of $10 million, and purchased a three year license to reproduce and distribute up to one million copies of current and future versions of Borland s Paradox relational database product for $35 million of cash. The transaction was accounted for as a purchase and, on this basis, resulted in a one-time write-off of $114 million for purchased research and development.

The Company will continue to look for similar acquisitions, investments or strategic alliances which it believes complement its overall business strategy.

Results of Operations

Net Sales
                                    Q1                            Q1
                                   1995         Change          1994
- --------------------------------------------------------------------
Net sales (millions)               $493            1%           $488
====================================================================

With the acquisition of WordPerfect in fiscal 1994, Novell has redefined itself into four product groups, all within the software industry. They are the NetWare Systems Group, the Novell Applications Group, the UNIX Systems Group, and the Information Access and Management Group. While revenue increased from the first quarter of 1994 to the first quarter of 1995, analysis of the individual product groups characterizes the changes that have occurred.

NetWare Systems Group (NSG) revenues grew by 19% in the first quarter of 1995 compared to the first quarter of 1994. Most of the growth was in the NetWare 4 product family, slightly offset by a decrease in the NetWare 3 product family.

Novell Applications Group (NAG) revenues decreased by 18% in the first quarter of 1995 compared to the first quarter of 1994. The decrease is the result of decreases in stand alone WordPerfect products, somewhat offset by increases from the PerfectOffice suite as well as GroupWare applications.


UNIX Systems Group (USG) revenues decreased 14% in the first quarter of 1995 compared to the first quarter of 1994. The decrease was attributable to lower source code revenues and to the anticipation of a new UnixWare version to be released in the second quarter of fiscal 1995.

Information Access and Management Group (IAMG) revenues decreased by 13% in the first quarter of 1995 compared to the first quarter of 1994. The decrease was a result of lower shipments of Host Connectivity products as well as a decline in Advanced Access Applications.

International sales represented 45% of total sales in the first quarter of 1995 compared to 44% in the first quarter of 1994. The Company expects that international sales will continue to grow at least at the same rate as domestic sales in fiscal 1995.

Gross Profit
                                      Q1                         Q1
                                    1995        Change         1994
- -------------------------------------------------------------------
Gross profit (millions)             $376           -2%         $385
Percentage of net sales              76%                        79%
===================================================================

The gross margin percentage decreased in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994 due to the introduction and upgrade pricing for PerfectOffice sales and to higher royalty costs related to the Paradox license amortization. Future fluctuations in the gross profit margin will be primarily attributable to price changes, changes in sales mix by product or distribution channel, and special product promotions. The Company expects the gross profit margin in fiscal 1995 to be relatively flat compared to the gross profit margin in fiscal 1994.









Operating Expenses
                                         Q1                         Q1
                                       1995         Change        1994
- ----------------------------------------------------------------------
Sales and marketing (millions)         $140          11%          $126
Percentage of net sales                  28%                        26%
- ----------------------------------------------------------------------
Product development (millions)          $90           7%           $84
Percentage of net sales                  18%                        17%
- ----------------------------------------------------------------------
General and administrative (millions)   $34         -23%           $44
Percentage of net sales                   7%                         9%
- ----------------------------------------------------------------------
Nonrecurring charges (millions)          --          --            $15
Percentage of net sales                  --                          3%
- ----------------------------------------------------------------------
Total operating expenses (millions)    $264          -2%          $269
Percentage of net sales                  53%                        55%
======================================================================


Sales and marketing expenses increased as a percentage of net sales in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994. The increase is attributable to relatively higher corporate and product marketing expenses somewhat offset by lower domestic and international selling expenses. Sales and marketing expenses fluctuate as a percentage of net sales in any given period due to product promotions, advertising or other discretionary expenses.

Product development expenses increased as a percentage of net sales in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994 as a result of an effort to increase the Company's investment in new products.


General and administrative expenses decreased as a percentage of net sales in the first quarter of fiscal 1994 compared to the first quarter of fiscal 1994. The decrease is attributable to lower legal expenses and a reduction in headcount.

During the first quarter of 1994, the Company wrote off $15 million
of  non-tax  deductible  purchased  research and    development  in
connection with the acquisition of SoftSolutions.

Overall, operating expenses, excluding nonrecurring charges, have grown more rapidly than revenues in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994 due to higher sales and marketing expenses as well as higher product development costs.



                                            Q1                         Q1
                                          1995         Change        1994
- ---------------------------------------------------------------------------
Employees                                7,808          -16%        9,350
Annualized revenue per employee (000's)   $243           23%         $197
===========================================================================


Early in fiscal 1994 WordPerfect reduced its workforce by approximately 1,000 employees. Subsequent to the merger between Novell and WordPerfect, there was an additional reduction in force of approximately 1,100. In the first quarter of 1995 an additional 650 employees functions were outsourced as part of the restructuring. As a result of these reductions, annualized revenue per employee increased 23% in the first quarter of 1995 compared to the same period in 1994.



Other Income (Expense)
                                            Q1                            Q1
                                          1995          Change          1994
- ----------------------------------------------------------------------------
Other income (expense), net (millions)     $10            -9%            $11
Percentage of net sales                      2%                            2%
============================================================================



The primary component of other income (expense) is investment income, which was $10 million in the first quarter of fiscal 1995 compared to $11 million in the first quarter of fiscal 1994. The decrease is the result of the sale of some of the Company s holdings in Gupta Technologies, Inc. in the first quarter of 1994. In order to achieve potentially higher returns, a limited portion of the Company's investment portfolio is invested in mutual funds which incur some market risk. The Company believes that the market risk has been limited by diversification and by use of a funds management timing service which switches funds out of mutual funds and into money market funds when preset signals occur.


Income Taxes
                                     Q1                            Q1
                                   1995           Change         1994
- ---------------------------------------------------------------------
Income taxes (millions)             $41             28%           $32
Percentage of net sales               8%                            7%
Effective tax rate                   34%                           25%
=====================================================================


The Company s estimated tax rate for fiscal 1995 is 33.5%, which is down slightly from the fiscal 1994 rate of 34%, excluding the effect of the non-tax deductible one-time charges related to the write-off of purchased research and development of $15 million in the first quarter of fiscal 1994 and adjusting to reflect a provision for income taxes as if WordPerfect and its S corporation subsidiaries had never been S corporations.


Net Income and Net Income
  Per Share
                                   Q1                              Q1
                                 1995            Change          1994
- ---------------------------------------------------------------------
Net income (millions)             $82             -13%            $94
Percentage of net sales            17%                            19%
Net income per share             $.22             -15%           $.26
=====================================================================



Liquidity and Capital Resources
                                                Q1                          Q4
                                              1995         Change         1994
- ------------------------------------------------------------------------------
Cash and short-term investments (millions)    $961           11%          $862
Percentage of total assets                      47%                         44%
===============================================================================


Cash and short-term investments increased to $961 million at January 28, 1995 from $862 million at October 29, 1994. The major reasons for this increase were the $80 million of cash provided by operating activities, the $8 million provided by financing activities and the $22 million provided from other investing activities, offset by the $9 million used for capital asset purchases. The investment portfolio is diversified among security types, industry groups, and individual issuers. The Company's principal source of liquidity has been from operations. At January 28, 1995, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $20 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, acquisitions and strategic investments and to have flexibility in a dynamic and competitive operating environment.

During fiscal 1995 the Company has continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. Borrowings under the Company's credit facilities, or public offerings of equity or debt securities are available if the need arises. As the Company grows, investments will continue in product development in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 1995 are anticipated to be approximately $80 million, but could be reduced if the growth of the Company is less than presently anticipated.


Part II. Other Information

Except as listed below, all information required by items in Part
II is omitted because the items are inapplicable or the answer is negative.

Item 1.  Legal Proceedings.

The information required by this item is incorporated herein by reference to Footnote E of the Company s financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K.


(a)                        Exhibits

Exhibit
Number          Description
- -------         -----------
  27*           Financial Data Schedule

(b)             Reports on Form 8-K.

No  reports  on  Form  8-K  were  filed   by  the
Registrant during the quarter ended January 28, 1995.



- -------------------------------
*Filed herewith





                              SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     Novell, Inc.
                                     ------------
                                     (Registrant)



Date:  March 10, 1995                /s/ Robert J. Frankenberg
                                     -------------------------
                                     Robert J. Frankenberg
                                     Chairman of the Board,
                                     President, Chief Executive
                                     Officer and Director
                                     (Principal Executive Officer)



Date:  March 10, 1995                /s/ James R. Tolonen
                                     ------------------------
                                     James R. Tolonen
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)



Date:  March 10, 1995                /s/ Stephen C. Wise
                                     ------------------------
                                     Stephen C. Wise
                                     Senior Vice President, Finance
                                     (Principal Accounting Officer)
