Form 10-Q
period 1995-04-29
NOVELL INC
filed 1995-06-13
CIK 758004

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q


[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Quarter Ended April 29, 1995

                                       or

[  ]           Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                           For the transition period from -------
                                                       to -------

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

                            YES  X  NO ___

As of May 27, 1995 there were 369,087,692 shares of the registrant's common stock outstanding.


Part I.  Financial Information, Item 1.  Financial Statements

NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

                                                     Apr. 29,     Oct. 29,
Dollars in thousands, except per share data              1995         1994
- --------------------------------------------------------------------------
ASSETS
Current assets
  Cash and short-term investments                  $1,118,887   $  861,809
  Receivables, less allowances
    ($95,548 - April; $82,934 - October)              399,353      391,342
  Inventories                                          29,542       32,221
  Prepaid expenses                                     57,912       69,324
  Deferred income taxes                                96,145       98,435
- --------------------------------------------------------------------------

Total current assets                                1,701,839    1,453,131

Property, plant and equipment, net                    383,700      394,682
Other assets                                          120,865      115,668
- --------------------------------------------------------------------------

Total assets                                       $2,206,404   $1,963,481
==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                 $   88,297   $   67,176
  Accrued compensation                                 87,918       81,639
  Accrued marketing liabilities                        73,606       66,800
  Other accrued liabilities                            97,168      121,165
  Income taxes payable                                 66,372       78,139
  Deferred revenue                                     49,598       47,801
- --------------------------------------------------------------------------

Total current liabilities                             462,959      462,720

Minority interests                                     16,925       13,774

Shareholders' equity
 Common stock, par value $.10 a share
      Authorized -  600,000,000 shares
   Issued -    368,580,439 shares-April
               364,354,887 shares-October              36,858       36,436
 Additional paid-in capital                           699,176      645,419
 Retained earnings                                    990,486      805,132
- --------------------------------------------------------------------------

Total shareholders' equity                          1,726,520    1,486,987
- --------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                            $2,206,404   $1,963,481
==========================================================================


See notes to consolidated unaudited condensed financial statements.




NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME

                                   Fiscal Quarter Ended          Six Months Ended
                                   --------------------      --------------------

Amounts in thousands,                Apr. 29,   Apr. 30,     Apr. 29,     Apr. 30,
except per share data                    1995       1994         1995         1994
- ----------------------------------------------------------------------------------
Net sales                            $529,508   $534,930   $1,022,733   $1,023,208
Cost of sales                         124,455    145,397      241,330      249,174
- ----------------------------------------------------------------------------------
Gross profit                          405,053    389,533      781,403      774,034

Operating expenses
   Sales and marketing                148,374    126,661      288,177      252,881
   Product development                 93,000     82,917      182,817      166,460
   General and administrative          35,794     42,364       69,764       86,391
   Nonrecurring charges                   --         --           --        14,969
- ----------------------------------------------------------------------------------

Total operating expenses              277,168    251,942      540,758      520,701

Income from operations                127,885    137,591      240,645      253,333

Other income (expense)
   Investment income                   15,037      7,912       24,604       18,861
   Other, net                           1,240      (692)        1,498        (939)
- ----------------------------------------------------------------------------------

Other income, net                      16,277      7,220       26,102       17,922
- ----------------------------------------------------------------------------------

Income before taxes                   144,162    144,811      266,747      271,255
Income taxes                           48,294     48,447       89,360       80,431
- ----------------------------------------------------------------------------------

Net income                           $ 95,868    $96,364     $177,387     $190,824
==================================================================================

Weighted average shares outstanding   374,383    368,482      373,205      368,279
==================================================================================
Net income per share                 $    0.26  $   0.26        $0.48        $0.52
==================================================================================


See notes to consolidated unaudited condensed financial statements.



NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                     ----------------------
                                                     Apr. 29,      Apr. 30,
Amounts in thousands                                     1995          1994
- ---------------------------------------------------------------------------
Cash flows from operating activities

Net income                                         $  177,387     $ 190,824

Adjustments to reconcile net income to net cash
provided (used) by operating activities
  Write-off of purchased research and development         --         14,969
  Depreciation and amortization                        46,211        40,898
  WordPerfect fiscal year conversion                      --        (39,856)
  Stock plans  income tax benefits                     15,409        14,278
  (Increase) decrease in receivables                   (8,011)       48,479
  Decrease (increase) in inventories                    2,679        (2,303)
  Decrease (increase) in prepaid expenses              11,412        (1,841)
  Decrease (increase) in deferred income taxes          3,523       (19,004)
  Increase in current liabilities                         239        11,404
- ----------------------------------------------------------------------------

Net cash provided from operating activities           248,849       257,848
- ----------------------------------------------------------------------------

Cash flows from financing activities
  Issuance of common stock, net                        35,909        17,473
  Borrowings                                              --         24,531
- ----------------------------------------------------------------------------

Net cash provided from financing activities            35,909        42,004

- ----------------------------------------------------------------------------
Cash flows from investing activities
  Expenditures for property, plant and equipment      (32,532)     (41,417)
  (Increase) in short-term investments               (145,429)    (166,557)
  Other                                                 4,852        3,116
- ----------------------------------------------------------------------------
Net cash used by investing activities                (173,109)    (204,858)
- ----------------------------------------------------------------------------

Total increase in cash and cash equivalents         $ 111,649      $94,994
Cash and cash equivalents - beginning of period       228,426      383,596
- ----------------------------------------------------------------------------

Cash and cash equivalents - end of period             340,075      478,590
Short-term investments - end of period                778,812      502,158
- ----------------------------------------------------------------------------

Cash and short-term investments - end of period    $1,118,887     $980,748
============================================================================

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

    In order to conform WordPerfect's year end to Novell's fiscal year end, the consolidated statement of income for fiscal 1994 includes two months (November and December 1993) for WordPerfect which are also included in the consolidated statement of income for the fiscal year ended October 30, 1993. Accordingly, an adjustment has been made in fiscal 1994 to retained earnings for the duplication of net income of $40 million for such two month period. Other results of operations for such two month period of WordPerfect include net sales of $137 million, income before taxes of $35 million, and income tax benefits of $5 million.

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



The following is a summary of cash and short-term investments, all of which are considered available-for-sale.

                                                     Gross        Gross         Fair
                                    Cost  at         Unrealized   Unrealized    Market Value at    Cost at
(Dollars in thousands)              Apr. 29, 1995    Gains        Losses        Apr. 29, 1995      Oct. 29, 1994
- ----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
  Cash                              $   106,289      $ --         $--           $  106,289         $101,331
  Repurchase agreements                  18,904                                     18,904           19,309
  Tax exempt money market fund           61,989        --          --               61,989           29,394
  Taxable money market investments       56,818        --          --               56,818           13,357
  Municipal securities                   96,075        --          --               96,075           65,035
- ----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents           $   340,075      $ --         $--           $  340,075         $228,426
- ----------------------------------------------------------------------------------------------------------------
Short-term investments
  Municipal securities               $  178,155      $ 295        $--           $  178,450         $201,491
  Money market mutual funds              45,291        --          --               45,291          104,388
  Money market preferreds               446,000        67          --              446,067          306,700
  Mutual funds                           78,658        --          32               78,626           13,017
  Equity securities                      14,039     16,339         --               30,378            7,787
- ---------------------------------------------------------------------------------------------------------------
  Short-term investments             $  762,143    $16,701        $32           $  778,812         $633,383
- ---------------------------------------------------------------------------------------------------------------
  Cash and short-term investments    $1,102,218    $16,701        $32           $1,118,887         $861,809
- ---------------------------------------------------------------------------------------------------------------


    During the first six months of fiscal 1995 the Company had realized gains of $3 million on the sale of securities compared to realized gains in the first six months of fiscal 1994 of $7 million.

D.  Income Taxes

    The Company's estimated effective tax rate for the first six months of fiscal 1995 was 33.5%. Excluding non-tax deductible one-time charges related to the write-off of purchased research and development of $15 million in fiscal 1994 and adjusting fiscal 1994 to reflect a provision for income taxes as if WordPerfect and its S corporation subsidiaries had never been S corporations, the Company's effective tax rate would have been 34% in fiscal 1994. The Company paid cash amounts for income taxes of $76 million and $66 million, in the first six months of fiscal 1995 and 1994, respectively.

E.   Commitments and Contingencies

     The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At April 29, 1995 there were no borrowings, letter of credit acceptances or commitments under such line.

     The Company has an additional $10 million credit facility with another bank which is not subject to a loan agreement.
     At April 29, 1995 standby letters of credit of approximately $100,000 were outstanding under this agreement.

     On November 10, 1993, a suit was filed against Novell and certain of its officers and directors alleging violation of federal securities laws. Another lawsuit alleging similar claims was filed August 26, 1994. Both lawsuits were brought as purported class actions on behalf of purchasers of Novell common stock. On February 22, 1995 the plaintiffs amended November 10, 1993 lawsuit was dismissed with prejudice and the plaintiffs have appealed that ruling. Novell does not believe that the resolution of the either lawsuit will have a material adverse effect on its financial position or results of operations.

     The Company is a party to a number of additional legal proceedings arising in the ordinary course of business. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position or results of operations.

F.   International Sales

     The Company markets internationally through distributors who sell to dealers and end users. For the six months ended April 29, 1995 and April 30, 1994, sales to international customers were approximately $470 million and $439 million, respectively. In the first six months of fiscal 1995 and fiscal 1994, 56% and 61%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total sales in either period. Except for one multi-national distributor, which accounted for 18% of revenue in the first six months of 1995 and 11% of revenue in the first six months of fiscal 1994, no customer accounted for more than 10% of revenue in any period.

G.   Net Income Per Share

     Net income per share is computed using the weighted average number of common shares outstanding during the periods, including common stock equivalents (unless antidilutive). Common stock equivalents consist of outstanding stock options.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
Novell's business is connecting people with other people and the information they need, enabling them to act on it anytime, anyplace. Novell is a leading provider of networking and application software. The Company's software products provide the distributed infrastructure, network services, advanced network access and network applications required to make networked information and computing an integral part of everyone's daily life.

Over the past several years, the Company has issued common stock or paid cash to acquire technology companies, invested cash in other technology companies, and formed strategic alliances with still other technology companies. Novell undertook all of these transactions to promote a pervasive computing environment, and in many cases to also broaden the Company's business as a system and application software supplier.

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

The  Company   will  continue  to  look   for  similar  acquisitions,
investments or strategic alliances which it believes complement its overall business strategy.


Results of Operations

Net Sales
                                     Q2                Q2       YTD                YTD
                                     1995    Change    1994     1995    Change    1994
- --------------------------------------------------------------------------------------
Net sales (millions)                 $530     -1%      $535   $1,023      --    $1,023
======================================================================================


During the second quarter of fiscal 1994, the Company sold a one time fully paid license for UNIX technology to Sun Microsystems for $81 million. Excluding this transaction, net sales grew by 17% in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994 and by 8% in the first six months of fiscal 1995 compared to the first six months of fiscal 1994.

With the acquisition of WordPerfect in fiscal 1994, Novell redefined itself into four product groups, all within the software industry. They are the NetWare Systems Group (NSG), the Novell Applications Group (NAG), the UNIX Systems Group (USG), and the Information Access and Management Group (IAMG). While revenue decreased slightly from the second quarter of fiscal 1994 to the second quarter of fiscal 1995 and remained flat in the first six months of fiscal 1995 compared to the first six months of fiscal 1994, analysis of the individual product groups characterizes the changes that have occurred.

NSG revenues grew by 7% in the second quarter of fiscal 1995 compared to the like period in fiscal 1994 and by 12% in the first six months of
fiscal 1995 compared to the  first six months of fiscal 1994.   Most
of the growth was in the NetWare 4 product family, partially offset by a decrease in the NetWare 3 product family.

NAG revenues increased by 25% in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994 and remained flat during the first six months of fiscal 1995 compared to the first six months of fiscal 1994. The increase in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994 is the result of revenue increases in the PerfectOffice suite as well as GroupWare applications, partially offset by a decrease in standalone WordPerfect products. Even thought NAG revenue remained flat for the first six months of fiscal 1995 compared to the first six months of fiscal 1994, the first six months of fiscal 1995 had higher PerfectOffice suite and GroupWare applications revenues, offset by lower standalone WordPerfect product revenues compared to the first six months of fiscal 1994.

USG revenues decreased by 74% in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994 and decreased by 64% in the first six months of fiscal 1995 compared to the first six months of fiscal 1994. The decreases were attributable to a one time fully paid license for UNIX technology to Sun Microsystems for $81 million during the second quarter of fiscal 1994. Excluding this one-time license in fiscal 1994, USG revenues grew by 8% in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994 and decreased by 2% in the first six months of fiscal 1995 compared to the first six months of fiscal 1994.

IAMG revenues increased by 26% in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994. The increase was a result of increases across all IAMG product lines. IAMG revenues also increased by 6% in the first six months of fiscal 1995 compared to the first six
months of fiscal 1994.   The increase  is a result  of higher shipments of
network management products.

Excluding the one-time license fee in fiscal 1994, international sales represented 46% of total sales in the first six months of fiscal 1995 compared to 47% in the first six months of fiscal 1994.


Gross Profit

                                Q2               Q2       YTD               YTD
                                1995    Change   1994     1995     Change   1994
- --------------------------------------------------------------------------------
Gross profit (millions)         $405      4%     $390     $781       1%     $774
Percentage of net sales          76%              73%      76%               76%
================================================================================

In connection with the Sun Microsystems transaction described above, the Company revalued the software and other intangibles remaining on the balance sheet related to the USL acquisition in fiscal 1993. Accordingly, $35 million of costs associated with the sale of the license to Sun Microsystems were charged to cost of sales during the second quarter of fiscal 1994.

Excluding the Sun Microsystems revenue and the related costs, the gross profit percentage would have been 76% in the second quarter of fiscal 1994 and 77% in the first six months of fiscal 1994.

Excluding the Sun Microsystems revenue and related costs impact in fiscal 1994, the gross profit margin is flat for the second quarters of fiscal 1995 and fiscal 1994 and slightly down for the first six months of fiscal 1995 compared to the first six months in fiscal 1994. Future fluctuations in the gross profit margin will be primarily attributable to price changes, changes in sales mix by product or distribution channel, and special product promotions. The Company expects the gross profit margin in fiscal 1995 to not vary significantly from the gross profit margin in fiscal
1994.

Operating Expenses


                                          Q2                Q2      YTD               YTD
                                        1995    Change    1994     1995    Change    1994
- ------------------------------------------------------------------------------------------
Sales and marketing (millions)         $ 148      17%     $127     $288    14%       $ 253
Percentage of net sale                   28%               24%      28%                25%
- ------------------------------------------------------------------------------------------
Product development (millions)           $93      12%     $ 83     $183    10%       $ 166
Percentage of net sales                  18%               16%      18%                16%
- ------------------------------------------------------------------------------------------
General and administrative (millions)   $ 36     -16%     $ 42     $ 70   -19%       $  86
Percentage of net sales                   7%                8%       7%                 8%
- ------------------------------------------------------------------------------------------
Nonrecurring charges (millions)           --       --       --       --    --        $  15
Percentage of net sales                   --                --       --                 1%
- ------------------------------------------------------------------------------------------
Total operating expenses (millions)     $277      10%     $252     $541    4%         $521
Percentage of net sales                  52%               47%      53%                51%
==========================================================================================


Excluding the Sun Microsystems revenues in fiscal 1994, sales and marketing expenses were flat at 28% of net sales in the second quarter of both fiscal 1994 and 1995. On the same basis, sales and marketing expenses increased from 27% of net sales in the first six months of fiscal 1994 to 28% of net sales in the first six months of fiscal 1995. This increase is attributable to relatively higher corporate and product marketing expenses, partially offset by lower domestic and international selling expenses. Sales and marketing expenses fluctuate as a percentage of net sales in any given period due to product promotions, advertising or other discretionary expenses.

Excluding the Sun Microsystems revenue in fiscal 1994, product development expenses remained flat at 18% of net sales in both the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994 as well as in the first six months of fiscal 1995 compared to the first six months of fiscal 1994.


Excluding the Sun Microsystems revenue in fiscal 1994, general and administrative expenses decreased from 9% to 7% of net sales in both the second quarter of fiscal 1995 compared to the second quarter in fiscal 1994 as well as in the first six months of fiscal 1995 compared to the first six months of fiscal 1994. The decrease is attributable to lower legal expenses and a reduction in headcount since the merger with WordPerfect.

During the first quarter of 1994, the Company wrote off $15 million of non-tax deductible purchased research and development in connection with the acquisition of SoftSolutions.

Excluding the Sun Microsystems revenue in fiscal 1994, total operating expenses, excluding nonrecurring charges, have grown less rapidly than revenues in both the second quarter of fiscal 1995 compared to the second quarter in fiscal 1994 as well as in the first six months of fiscal 1995 compared to the first six months of fiscal 1994 due primarily to headcount reductions.
                                            YTD                       YTD
                                           1995         Change       1994
- -------------------------------------------------------------------------
Employees                                 7,572          -19%       9,350
Annualized revenue per employee (000's)    $255           34%        $191
=========================================================================

Early in fiscal 1994 WordPerfect reduced its workforce by approximately 1,000 employees. Subsequent to the merger between Novell and WordPerfect, there was an additional reduction in force of approximately 1,100. In the first quarter of 1995 an additional 650 employees functions were outsourced as part of the restructuring. As a result of these reductions, annualized revenue per employee increased 34% in the first six months of fiscal 1995 compared to the same period in fiscal 1994.


Other Income (Expense)

                                          Q2               Q2      YTD             YTD
                                          1995    Change   1994    1995   Change   1994
- ---------------------------------------------------------------------------------------
Other income (expense), net (millions)    $16      129%    $7      $26    44%      $18
Percentage of net sales                    3%              $1%       3%             2%
=======================================================================================



The primary component of other income (expense) is investment income, which was $15 million in the second quarter of fiscal 1995 compared to $8 million the second quarter of fiscal 1994. During first six months of fiscal 1995, investment income was $25 million compared to $19 million in the first six months of fiscal 1994. The increase is the result of higher average yields on the Company's higher cash balances as well as increased
capital   gains  on  its  investment  portfolio.    In  order  to  achieve
potentially higher returns, a limited portion of the Company's investment portfolio is invested in mutual funds which incur some market risk. The Company believes that the market risk has been limited by diversification and by use of a funds management timing service which switches funds out of mutual funds and into money market funds when preset signals occur.


Income Taxes

                                    Q2               Q2      YTD            YTD
                                  1995    Change   1994     1995   Change  1994
- --------------------------------------------------------------------------------
Income taxes (millions)            $48      --      $48      $89     11%    $80
Percentage of net sales             9%               9%       9%             8%
Effective tax rate                 34%              34%      33%            30%
================================================================================


The Company's estimated tax rate for fiscal 1995 is 33.5%, which is down slightly from the fiscal 1994 rate of 34%, excluding the effect of the non-tax deductible one-time charges related to the write-off of purchased research and development of $15 million in the first quarter of fiscal 1994 and adjusting to reflect a provision for income taxes as if WordPerfect and its S corporation subsidiaries had never been S corporations. The higher effective rate in fiscal 1994 was attributable to non-tax deductible merger expenses.


Net Income and Net Income Per Share


                                     Q2               Q2       YTD              YTD
                                     1995    Change   1994     1995    Change   1994
- ------------------------------------------------------------------------------------
Net income (millions)                $96       --     $96      $177      -7%    $191
Percentage of net sales              18%              18%      17%              19%
Net income per share                 $.26      --     $.26     $.48      -8%    $.52
====================================================================================


Excluding the impact of nonrecurring items and normalizing income taxes, net income for the second quarter of fiscal 1995 would remain at $96 million or 18% of net sales compared to $66 million or 15% of net sales in the second quarter of fiscal 1994. In the first six months of fiscal 1995, net income would remain at $177 million or 17% of net sales while in the first six months of fiscal 1994 net income would have been $160 million or 17% of net sales.


Liquidity and Capital Resources

                                              YTD                        Q4
                                              1995         Change        1994
- -----------------------------------------------------------------------------
Cash and short-term investments (millions)    $1,119         30%         $862
Percentage of total assets                       51%                      44%
==============================================================================


Cash and short-term investments increased to $1,119 million from April 29, 1995 from $862 million at October 29, 1994. The major reasons for this increase were the $249 million of cash provided by operating activities, the $36 million provided by financing activities and the $5 million provided from other investing activities, partially offset by the $33 million used for capital asset purchases. The Company's principal source of liquidity has been from operations. At April 29, 1995, the Company's principal unused sources of liquidity consisted of cash and short-term ents and available borrowing capacity of approximately $20 million under its credit facilities. The investment portfolio is diversified among security types, industry groups, and individual issuers. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, acquisitions and strategic investments and to have flexibility in a dynamic and competitive operating environment.

During fiscal 1995 the Company has continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. Borrowings under the Company's credit facilities, or public offerings of equity or debt securities are available if the need arises. As the Company grows, investments will continue in product development in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 1995 are anticipated to be approximately $80 million, but could be reduced if the growth of the Company is less than presently anticipated.
/PAGE

Part II.  Other Information

Except as listed below, all information required by items in Part II is omitted because the items are inapplicable or the answer is negative.

Item 1.  Legal Proceedings.

The information required by this item is incorporated herein by reference to Footnote E of the Company's financial statements contained in Part I,
Item 1 of this Form 10-Q.


Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on April 12, 1995 for the following purposes:

1.  To elect nine directors;

2. To approve the adoption of an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue to 600,000,000 from 400,000,000; and
3. To approve and ratify the adoption of an amendment to the Novell, Inc. 1989 Employee Stock Purchase Plan to increase the shares reserved for issuance thereunder from 4,000,000 to 8,000,000.


The following tables set forth the outcome of the matters voted upon at the meeting and the number of votes cast for, against or withheld.


                                      Votes                Votes
Proposal 1                            For                  Withheld
- --------------------------------------------------------------------------
Election of Directors

   Robert J. Frankenberg              283,958,049          23,052,974
   Alan C. Ashton                     284,321,454          22,689,569
   Bruce W. Bastian                   284,150,865          22,866,158
   Elaine R. Bond                     283,638,514          23,372,709
   Jack L. Messman                    284,720,973          22,290,050
   Kanwal S. Rekhi                    282,308,421          24,702,602
   Larry W. Sonsini                   282,624,166          24,386,857
   Ian R. Wilson                      276,391,515          30,619,508
   John A. Young                      284,432,981          22,578,042
=========================================================================


                                     Votes                Votes             Votes
Proposal 2                           For                  Against           Withheld/Abstained
- -------------------------------------------------------------------------------------------
Approval of the Adoption of
an Amendment to the Company's
Certificate of Incorporation          286,599,869         12,838,687         3,051,272
===========================================================================================

                                     Votes                Votes             Votes
Proposal 3                           For                  Against           Withheld/Abstained
- -------------------------------------------------------------------------------------------
Approval and Ratification of
the Adoption of an Amendment
to the Company's 1989 Employee
Stock Purchase Plan                  284,334,591         15,802,100          3,296,193
===========================================================================================


Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit
Number            Description
- -------           -----------

  27*        Financial Data Schedule

  (b)        Reports on Form 8-K.





No reports on Form 8-K were filed by the Registrant during the quarter ended April 29, 1995.





- -----------------------------
*Filed herewith



/PAGE

                                     SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             Novell,Inc.
                                             -----------
                                             (Registrant)



Date: June 9, 1995                           /s/ Robert J. Frankenberg
                                             -----------------------------
                                             Robert J. Frankenberg
                                             Chairman of the Board,
                                             President, Chief Executive
                                             Officer and Director
                                             (Principal Executive Officer)



Date: June 9, 1995                           /s/ James R. Tolonen
                                             ---------------------------
                                             James R. Tolonen
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



Date: June 9, 1995                           /s/ Stephen C. Wise
                                             --------------------------
                                             Stephen C. Wise
                                             Senior Vice President, Finance
                                             (Principal Accounting Officer)






