Form 10-Q
period 1995-07-29
NOVELL INC
filed 1995-09-08
CIK 758004

           SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        Form 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d)
          of the Securities Exchange Act of 1934
       For the Fiscal Quarter Ended July 29, 1995

                           or

[ ]   Transition Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934
                 For the transition period from _________
                                             to _________

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

                          YES  X  NO ___

As of August 26, 1995 there were 370,387,385 shares of the registrant's common stock outstanding.


Part I.  Financial Information, Item 1.  Financial Statements


NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

                                                    Jul. 29,     Oct. 29,
Dollars in thousands, except per share data             1995         1994
-------------------------------------------------------------------------
ASSETS

Current assets
  Cash and short-term investments                  $1,230,344   $  861,809
  Receivables, less allowances ($98,304 - July;
                             $82,934 - October)
                                                      467,315      391,342
  Inventories                                          35,134       32,221
  Prepaid expenses                                     51,528       69,324
  Deferred income taxes                                93,723       98,435

Total current assets                                1,878,044    1,453,131

Property, plant and equipment, net                    377,432      394,682
Other assets                                          113,572      115,668

Total assets                                       $2,369,048   $1,963,481

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                $   101,692    $  67,176
  Accrued compensation                                 88,872       81,639
  Accrued marketing liabilities                        79,327       66,800
  Other accrued liabilities                           102,253      121,165
  Income taxes payable                                 76,144       78,139
  Deferred revenue                                     47,126       47,801

Total current liabilities                             495,414      462,720

Minority interests                                     16,531       13,774

Shareholders' equity
 Common stock, par value $.10 a share
      Authorized - 600,000,000 shares
   Issued - 370,156,267 shares-July
        364,354,887 shares-October                     37,016       36,436
 Additional paid-in capital                           720,252      645,419
 Retained earnings                                  1,099,835      805,132

Total shareholders' equity                          1,857,103    1,486,987

Total liabilities and shareholders' equity         $2,369,048   $1,963,481


See notes to consolidated unaudited condensed financial statements.


NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME


                                 Fiscal Quarter Ended      Nine Months Ended
                                 --------------------      -----------------

Amounts in thousands,             Jul. 29,   Jul. 30,     Jul. 29,     Jul. 30,
except per share data                 1995       1994         1995         1994
-------------------------------------------------------------------------------

Net sales                        $ 537,922   $488,924   $1,560,655   $1,512,132
Cost of sales                      125,600    105,504      366,930      354,678

Gross profit                       412,322    383,420    1,193,725    1,157,454

Operating expenses
   Sales and marketing             149,010    145,713      437,187      398,594
   Product development              89,788     90,619      272,605      257,079
   General and administrative       39,368     37,191      109,132      123,582
   Nonrecurring charges                --     114,420          --       129,389
-------------------------------------------------------------------------------
Total operating expenses           278,166    387,943      818,924      908,644

Income (loss) from operations      134,156    (4,523)      374,801      248,810

Other income (expense)
   Investment income                14,572      7,062       39,176       25,923
   Merger expenses                     --     (5,778)          --       (5,778)
   Other, net                        4,604    (1,501)        6,102      (2,440)
-------------------------------------------------------------------------------
Other income (expense), net         19,176      (217)       45,278       17,705
-------------------------------------------------------------------------------
Income (loss) before taxes         153,332    (4,740)      420,079      266,515
Income taxes                        51,366      (275)      140,726       80,156
-------------------------------------------------------------------------------
Net income (loss)                 $101,966   $(4,465)     $279,353     $186,359
===============================================================================
Weighted average shares
outstanding                        376,494    368,313      374,302      368,290
===============================================================================
Net income (loss) per share        $  0.27   $ (0.01)       $ 0.75       $ 0.51
===============================================================================




See notes to consolidated unaudited condensed financial statements.


NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                        -----------------
                                                     Jul. 29,      Jul. 30,
Amounts in thousands                                     1995          1994
---------------------------------------------------------------------------
Cash flows from operating activities

  Net income                                         $279,353      $186,359

Adjustments to reconcile net income to net cash
provided (used) by operating activities
  Write-off of purchased research and development         --        129,389

  Depreciation and amortization                        69,398        62,531
  WordPerfect fiscal year conversion                      --       (39,856)
  Stock plans  income tax benefits                     22,954        16,862
  (Increase) decrease in receivables                 (75,973)        11,137
  (Increase) in inventories                           (2,913)         (635)
  Decrease (increase) in prepaid expenses              17,796      (32,400)
  Decrease (increase) in deferred income taxes          7,046      (50,387)
  Increase in current liabilities                      32,694         4,697
---------------------------------------------------------------------------
Net cash provided by operating activities             350,355       287,697
---------------------------------------------------------------------------
Cash flows from financing activities
  Issuance of common stock, net                        48,974        21,491
  Repayment of debt                                       --      (118,280)
  Borrowings                                              --         24,466
---------------------------------------------------------------------------
Net cash provided (used) by financing activities       48,974      (72,323)
---------------------------------------------------------------------------
Cash flows from investing activities
  Expenditures for property, plant and equipment     (48,131)      (62,826)
  (Increase) in short-term investments              (241,083)     (255,330)
  Acquisition of Quattro Pro product line                --       (110,000)
  Other                                                17,337       (3,659)
---------------------------------------------------------------------------
Net cash used by investing activities               (271,877)     (431,815)
---------------------------------------------------------------------------
Total increase (decrease) in cash and cash
   equivalents                                      $127,452     $(216,441)
Cash and cash equivalents - beginning of period      228,426        383,596
---------------------------------------------------------------------------
Cash and cash equivalents - end of period            355,878        167,155
Short-term investments - end of period               874,466        590,931
---------------------------------------------------------------------------
Cash and short-term investments - end of period   $1,230,344       $758,086
===========================================================================

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

                                                 Gross         Gross               Fair
                                   Cost at   Unrealized    Unrealized    Market Value at          Cost at
(Dollars in thousands)       Jul. 29, 1995        Gains        Losses      Jul. 29, 1995    Oct. 29, 1994
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents
  Cash                            $123,194        $ --          $ --       $123,194              $101,331
  Repurchase agreements             11,300          --            --         11,300                19,309
  Tax exempt money market fund      73,858          --            --         73,858                29,394
  Taxable money market
     investments                    84,594          --            --         84,594                13,357
  Municipal securities              62,985          --            --         62,985                65,035
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents         $355,931        $ --          $ --       $355,931              $228,426
---------------------------------------------------------------------------------------------------------
Short-term investments
  Municipal securities            $266,326       $ 3,414        $ --       $269,740              $201,491
  Money market mutual funds         27,371          --            --         27,371               104,388
  Money market preferreds          433,200           150          --        433,350               306,700
  Mutual funds                     100,117          --           (7)        100,110                13,017
  Equity securities                 18,389        25,453          --         43,842                 7,787
---------------------------------------------------------------------------------------------------------
Short-term investments            $845,403       $29,017        $(7)       $874,413              $633,383
---------------------------------------------------------------------------------------------------------
Cash and short-term
     investments                $1,201,334      $29,017         $(7)       $1,230,344            $861,809
---------------------------------------------------------------------------------------------------------

    During the first nine months of fiscal 1995 the Company had net realized gains of $4 million on the sale of securities compared to net realized gains in the first nine months of fiscal 1994 of $5 million.

D.  Income Taxes

    The Company's estimated effective tax rate for the first nine months of fiscal 1995 was 33.5%. Excluding non-tax deductible one-time charges related to the write-off of purchased research and development of $15 million in fiscal 1994 and adjusting fiscal 1994 to reflect a provision for income taxes as if WordPerfect and its S corporation subsidiaries had never been S corporations, the Company's effective tax rate would have been 34% in fiscal 1994. The Company paid cash amounts for income taxes of $105 million and $109 million, in the first nine months of fiscal 1995 and 1994, respectively.

E.  Commitments and Contingencies

    The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At July 29, 1995 there were no borrowings, letter of credit acceptances or commitments under such line.

    The Company has an additional $10 million credit facility with another bank which is not subject to a loan agreement.
    At July 29, 1995 standby letters of credit of approximately $100,000 were outstanding under this agreement.

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

F.  International Sales

     The Company markets internationally directly to end users and through distributors and OEM's who sell to dealers and end users. For the nine months ended July 29, 1995 and July 30, 1994, sales to international customers were approximately $712 million and $658 million, respectively. In the first nine months of fiscal 1995 and fiscal 1994, 57% and 59%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total sales in either period. Except for one multi-national distributor, which accounted for 17% of revenue in the first nine months of 1995 and 13% of revenue in the first nine months of fiscal 1994, no customer accounted for more than 10% of revenue in any period.

G.   Net Income (Loss) Per Share

     Net income per share is computed using the weighted average number of common shares outstanding during the periods, including common stock equivalents (unless antidilutive). Common stock equivalents consist of outstanding stock options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction

Novell is a leading provider of networking and application software. The Company's software products provide the distributed infrastructure, network services, advanced network access and network applications to connect people with other people and the information they need, enabling them to act on it anytime, anyplace.

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

In June  1994,  the  Company  completed  a  merger  with  WordPerfect
Corporation (WordPerfect), whereby WordPerfect was merged into Novell. Approximately 51 million shares of Novell common stock were exchanged for all of the outstanding common stock of WordPerfect. In addition, the outstanding employee stock options to purchase WordPerfect common stock were converted into options to purchase approximately 8 million shares of Novell common stock. The

transaction was accounted for as a pooling of interests and therefore, all prior financial statements presented herein have been restated as if the merger took place at the beginning of such periods.

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

The Company will continue to look for acquisitions, investments or strategic alliances which it believes complement its overall business strategy.

Results of Operations

Net Sales
                                 Q3               Q3      YTD             YTD
                               1995    Change   1994     1995   Change   1994
-----------------------------------------------------------------------------
Net sales (millions)           $538     10%     $489   $1,561     3%   $1,512
=============================================================================


During the second quarter of fiscal 1994, the Company sold a one time fully paid license for UNIX technology to Sun Microsystems for $81 million. Excluding this transaction, net sales grew by 9% in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994.

With the acquisition of WordPerfect in fiscal 1994, Novell organized itself into four product groups, all within the software industry. They are the NetWare Systems Group (NSG), the Novell Applications Group (NAG) , the UNIX Systems Group (USG), and the Information Access and Management Group
(IAMG). While revenue increased in both the third quarter of fiscal 1994 to the third quarter of fiscal 1995 and in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994, analysis of the individual product groups characterizes the changes that have occurred.

NSG revenues grew by 26% in the third quarter of fiscal 1995 compared to the like period in fiscal 1994 and by 17% in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994. Strong growth was experienced in the NetWare 4 product family, partially offset by decreases in the NetWare 3 product family as well as other NSG products.

NAG revenues decreased sharply by 27% in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 and declined by 9% during the
first nine months of fiscal 1995 compared to the first nine months of fiscal 1994. The decrease in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994, as well as the first nine months of fiscal 1995 compared to the like period in fiscal 1994, is the result of revenue decreases in standalone personal productivity application products. NAG revenues were clearly impacted by the MS Windows application market slowdown in anticipation of Microsoft's Windows 95. Novell's standalone and suite applications run on Microsoft's Windows 95 today, however, versions of these applications that take advantage of the new operating system features are expected to ship in early fiscal 1996. Microsoft currently offers a bundled suite of its products for Microsoft's Windows
95. To the extent that Microsoft and other competitors are more successful in gaining market share for Miscrosoft's Windows 95 applications, the Company's business and results of operations could be materially adversely affected.

USG revenues increased by 18% in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 and decreased by 52% in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994. The increase in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 was due to increases in UnixWare and Tuxedo. The decrease from the first nine months of fiscal 1994 to the like period in fiscal 1995 was attributable to a one time fully paid license for UNIX technology to Sun Microsystems for $81 million during the second quarter of fiscal 1994. Excluding this one-time license in fiscal 1994, USG revenues grew by 4% in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994.

IAMG revenues increased by 23% in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 and by 11% in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994. The increase was a result of increases across all IAMG product lines excepting the newly transitioned Consumer Products Division.

Other revenues, made up largely of service and training, increased by 44% in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 and by 43% in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994.

Excluding the one-time license fee in fiscal 1994, international sales represented 46% of total sales in both the first nine months of fiscal 1995 and the first nine months of fiscal 1994.


Gross Profit

                               Q3               Q3      YTD             YTD
                             1995    Change   1994     1995   Change   1994
---------------------------------------------------------------------------
Gross profit (millions)      $412      8%     $383   $1,194     3%   $1,157
Percentage of net sales       77%              78%      76%             77%
===========================================================================


In connection with the Sun Microsystems transaction described above, the Company revalued the software and other intangibles remaining on the balance sheet related to the USL acquisition in fiscal 1993. Accordingly, $35 million of costs associated with the sale of the license to Sun Microsystems were charged to cost of sales during the second quarter of fiscal 1994. Excluding the Sun Microsystems revenue and the related costs, the gross profit percentage would have been 78% in the first nine months of fiscal 1994.

The gross profit percentage was down for the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994 and, excluding the Sun Microsystems revenue and related costs impact in fiscal 1994, was down for the first nine months of fiscal 1995 compared to the first nine months in fiscal 1994 mainly as a result of higher royalties and training and education expenses. Future fluctuations in the gross profit percentage will be primarily attributable to price changes, changes in sales  mix by product or  distribution channel,  and  special product
promotions.   The Company expects the gross profit percentage in fiscal
1995 to not vary significantly from the gross profit percentage in fiscal 1994.


Operating Expenses
                                    Q3               Q3     YTD              YTD
                                  1995    Change   1994    1995    Change   1994
--------------------------------------------------------------------------------
Sales and marketing (millions)    $149      2%     $146    $437      10%    $399
Percentage of net sales            28%              30%     28%              26%
--------------------------------------------------------------------------------
Product development (millions)     $90     -1%      $91    $273       6%    $257
Percentage of net sales            17%              19%     17%              17%
--------------------------------------------------------------------------------
General and
   administrative (millions)       $39      5%      $37   $109      -12%    $124
Percentage of net sales             7%               8%     7%                8%
--------------------------------------------------------------------------------
Nonrecurring charges (millions)    --       --     $114     --       --     $129
Percentage of net sales            --               23%     --                9%
--------------------------------------------------------------------------------
Total operating
   expenses (millions)           $278     -28%     $388   $819     -10%     $909
Percentage of net sales           52%               79%    52%               60%


Sales and marketing expenses decreased from 30% of net sales in the third quarter of fiscal 1994 to 28% of net sales in the third quarter of fiscal 1995. The decrease is attributable to relatively lower domestic and international selling expenses as a result of reduced headcount, partially offset by higher corporate and product marketing expenses. Excluding the Sun Microsystems revenues in fiscal 1994, sales and marketing expenses remained flat at 28% of net sales in the first nine months of fiscal 1994
and in the first nine months of fiscal 1995. Sales and marketing expenses fluctuate as a percentage of net sales in any given period due to product promotions, advertising or other discretionary expenses.

Product development expenses decreased from 19% of net sales in the third quarter of 1994 to 17% of net sales in the third quarter of fiscal 1995. Excluding the Sun Microsystems revenue in fiscal 1994, product development expenses decreased to 17% of net sales as compared to 18% of net sales in the first nine months of fiscal 1994. The decrease relates primarily to lower headcount on higher revenues in fiscal 1995 compared to fiscal 1994.

General and administrative expenses decreased from 8% to 7% of net sales in the third quarter of fiscal 1995 compared to the third quarter in fiscal 1994 and, excluding the Sun Microsystems revenue in fiscal 1994, decreased from 9% to 7% of net sales in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994. The decreases are attributable to lower legal expenses and a reduction in administrative headcount subsequent to the merger with WordPerfect.

During the first quarter of 1994, the Company wrote off $15 million of non-tax deductible purchased research and development in connection with the acquisition of SoftSolutions. During the third quarter of 1994, the Company also wrote off $114 million of tax deductible purchased research and development in connection with the acquisition of the Quattro Pro spreadsheet product line from Borland, International, Inc.

Total operating expenses have grown less rapidly than revenues in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994. Total operating expenses, excluding nonrecurring charges, have grown less rapidly than revenues in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994. The slower growth is due primarily to headcount reductions.

                                               YTD                     YTD
                                              1995        Change      1994
--------------------------------------------------------------------------
Employees                                    7,599        (19)%      9,402
Annualized revenue per employee (000's)       $259          35%       $192
==========================================================================


Early in fiscal 1994 WordPerfect reduced its workforce by approximately 1,000 employees. Subsequent to the merger between Novell and WordPerfect, there was an additional reduction in force of approximately 1,100. In the first quarter of 1995 an additional 650 employees functions were outsourced as part of the restructuring. As a result of these reductions, annualized revenue per employee increased 35% in the first nine months of fiscal 1995 compared to the same period in fiscal 1994.



Other Income (Expense)


                              Q3               Q3       YTD             YTD
                              1995    Change   1994     1995   Change  1994
---------------------------------------------------------------------------
Other income (expense),
   net (millions)              $19      --      $       $45     150%   $18
Percentage of net sales         4%              $        3%             1%
===========================================================================


The primary component of other income (expense) is investment income, which was $15 million in the third quarter of fiscal 1995 compared to $7 million in the third quarter of fiscal 1994. During first nine months of fiscal 1995, investment income was $39 million compared to $26 million in the first nine months of fiscal 1994. The increase is the result of higher average yields on the Company's higher cash balances somewhat offset by lower capital gains on its investment portfolio. In order to achieve potentially higher returns, a limited portion of the Company's investment portfolio is invested in mutual funds which incur some market risk. The Company believes that the market risk has been limited by diversification and by use of a funds management timing service which switches funds out of mutual funds and into money market funds when preset signals occur.

In addition to the investment income, both the third quarter and the first nine months of fiscal 1995 included a $4 million gain on the sale of the Company's facility in Austin, Texas. Additionally as an offset to the investment income in the third quarter and first nine months of fiscal 1994, the Company incurred merger expenses of $6 million in connection with the WordPerfect merger.


Income Taxes
                                Q3               Q3      YTD            YTD
                              1995    Change   1994     1995   Change  1994
---------------------------------------------------------------------------
Income taxes (millions)        $51      --      --      $141     76%    $80
Percentage of net sales         9%              --        9%             5%
Effective tax rate             34%                       34%            30%
===========================================================================

The Company's estimated tax rate for fiscal 1995 is 33.5%, which is down slightly from the fiscal 1994 rate of 34%, excluding the effect of the non-tax deductible one-time charges related to the write-off of purchased research and development of $15 million in the first quarter of fiscal 1994 and adjusting to reflect a provision for income taxes as if WordPerfect and
its S corporation subsidiaries had never been S corporations. The higher effective rate in fiscal 1994 was attributable to non-tax deductible merger expenses.


Net Income and Net Income Per Share


                               Q3               Q3      YTD           YTD
                             1995    Change   1994     1995   Change 1994
-------------------------------------------------------------------------
Net income (millions)        $102      --     $(4)     $279    50%   $186
Percentage of net sales       19%             (1)%      18%           12%
Net income per share         $.27      --    $(.01)    $.75    47%   $.51
=========================================================================


Excluding the impact of nonrecurring items and normalizing income taxes, net income for the third quarter of fiscal 1995 would remain at $102 million or 19% of net sales compared to $77 million or 16% of net sales in the third quarter of fiscal 1994. In the first nine months of fiscal 1995, net income would remain at $279 million or 18% of net sales while in the first nine months of fiscal 1994 net income would have been $237 million or 17% of net sales.


Liquidity and Capital Resources

                                       YTD                              Q4
                                      1995              Change        1994
--------------------------------------------------------------------------
Cash and short-term
   investments (millions)           $1,230                43%         $862
Percentage of total assets             52%                             44%
==========================================================================


Cash and short-term investments increased to $1,230 million at July 29, 1995 from $862 million at October 29, 1994. The major reasons for this increase were the $350 million of cash provided by operating activities, the $49 million provided by financing activities and the $17 million provided from other investing activities, partially offset by the $48 million used for capital asset purchases. The Company's principal source of liquidity has been from operations. At July 29, 1995, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $20 million under its credit facilities. The investment portfolio is diversified among security types, industry groups, and individual issuers. The Company's liquidity needs are principally for the Company's financing of
accounts receivable, capital assets, acquisitions and strategic investments and to have flexibility in a dynamic and competitive operating environment. During fiscal 1995 the Company has continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. Borrowings under the Company's credit facilities, or public offerings of equity or debt securities are available if the need arises. As the Company grows, investments will continue in product development in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 1995 are anticipated to be approximately $80 million, but could be reduced if the growth of the Company is less than presently anticipated.


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


Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit

     Number            Description

       27*   Financial Data Schedule

       (b)   Reports on Form 8-K.

       No reports on Form 8-K were filed by the Registrant during the quarter ended July 29, 1995.








-------------------------
     *Filed herewith


                                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Novell,Inc.
                                             ------------
                                             (Registrant)



Date:  September 8, 1995                 /s/ Robert J. Frankenberg
                                         -----------------------------
                                             Robert J. Frankenberg
                                             Chairman of the Board,
                                             President, Chief Executive
                                             Officer and Director
                                             (Principal Executive Officer)



Date:  September 8, 1995                 /s/ James R. Tolonen
                                         ----------------------------
                                             James R. Tolonen
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



Date:  September 8, 1995                 /s/ Stephen C. Wise
                                         ----------------------------
                                             Stephen C. Wise
                                             Senior Vice President, Finance
                                             (Principal Accounting Officer)
