Form 10-K
period 1995-10-28
NOVELL INC
filed 1996-01-26
CIK 758004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     /X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                          FOR THE FISCAL YEAR ENDED OCTOBER 28, 1995
                                              OR
     / /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM             TO

                                COMMISSION FILE NUMBER 0-13351

                                  NOVELL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   87-0393339
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                             1555 N. TECHNOLOGY WAY
                                OREM, UTAH 84057
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (801) 222-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                  YES X  NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the registrant's common stock held by nonaffiliates on December 31, 1995 (based on the last reported price of the Common Stock on the NASDAQ National Market System on such date) was $5,001,667,863.

     As of December 31, 1995 there were 367,868,618 shares of the registrant's common stock outstanding.

     Portions of Registrant's Annual Report to Shareholders for the fiscal year ended October 28, 1995, are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 10, 1996, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Novell, Inc. ("Novell" or the "Company") is a leading provider of network software. Novell software products provide the infrastructure for a networked world, enabling customers to connect with other people and the information they need, anytime and anyplace. Novell partners with other technology and market leaders to make networks an integral part of everyday life.

     The Company was incorporated in Delaware on January 25, 1983. Novell's executive offices are located at 1555 North Technology Way, Orem, Utah 84057. Its telephone number at that address is (801) 222-6000.

     The Company markets its products through 40 U.S. and 60 international sales offices. The Company sells its products primarily to distributors and national retail chains, who in turn sell the Company's products to retail dealers. The Company also sells its products to OEMs, system integrators, and VARs as well as direct to large corporations.

     The Company primarily conducts product development activities in San Jose, California; Summit, New Jersey; and Orem and Provo, Utah. It also contracts out some product development activities to third-party developers.

     Over the past several years, the Company has issued common stock or paid cash to acquire technology companies, invested cash in other technology companies, and formed strategic alliances with still other technology companies. Novell undertook these transactions to promote a pervasive computing environment, and in many cases to also broaden the Company's business as a system and application software supplier.

     In June 1993, the Company acquired UNIX System Laboratories, Inc. (USL) by issuing approximately 11 million shares Novell common stock valued at $332 million in exchange for all of the outstanding stock of USL not previously owned by Novell and assumed liabilities of $9 million. The transaction was accounted for as a purchase and, on this basis, resulted in a one-time write-off of $269 million for purchased research and development in the third quarter of fiscal 1993.

     In June 1994, the Company completed a merger with WordPerfect Corporation (WordPerfect), whereby WordPerfect was merged into Novell. Approximately 51 million shares of Novell common stock were exchanged for all of the outstanding common stock of WordPerfect. In addition, the outstanding employee stock options to purchase WordPerfect common stock were converted into options to purchase approximately 8 million shares of Novell common stock. The transaction was accounted for as a pooling of interests and therefore all prior financial statements incorporated by reference herein have been restated as if the merger took place at the beginning of such periods.

     Additionally, in June 1994, the Company acquired from Borland International, Inc. (Borland) its Quattro Pro spreadsheet product line for $110 million of cash and assumed liabilities of $10 million, and purchased a three-year license to reproduce and distribute up to one million copies of current and future versions of Borland's Paradox relational database product for $35 million of cash. The transaction was accounted for as a purchase and, on this basis, resulted in a one-time write-off of $114 million for purchased research and development.

     On October 30, 1995, the Company announced its intention to sell its personal productivity applications product line. Novell's personal productivity applications product line was acquired in the WordPerfect and Quattro Pro transactions. Certain other acquired product lines such as GroupWise are not being sold. The Company is actively negotiating with several parties regarding the sale of the personal productivity applications product line and anticipates that it will announce a sale in early 1996.

     On December 6, 1995, Novell completed the sale of its UnixWare product line to the Santa Cruz Operation, Inc. (SCO). The Company expects to report a gain on this transaction in the first quarter of fiscal 1996. Under the agreement, Novell received approximately 6.1 million shares of SCO common stock, resulting in an ownership position of approximately 17% of the outstanding SCO common stock. The agreement also calls for Novell to receive a revenue stream from SCO based on revenue performance of the purchased UnixWare product line. This revenue stream is not to exceed $84 million net present value, and will end by the year 2002. In addition, Novell will continue to receive revenue from existing licenses for older versions of UNIX System source code.

BUSINESS STRATEGY

     Novell believes that the definition of computer networks is changing as traditional stand-alone computer resources and new categories of computing devices increasingly become integrated across networks. Networks are expanding into every area of life, providing access to valuable information wherever people work, live, or travel. In the process, the boundaries of geography and technology that once separated private and public data networks are falling away to create a single information resource for businesses and consumers.

     The Company sees its business opportunity in providing software to enable this convergence of networks into a managed Internet or Smart Global Network providing access to information anytime, anyplace. It has enhanced its NetWare network operating system products to make networks smart -- affordable to own and operate, easy to manage and use, and capable of connecting heterogeneous systems. It has also expanded its product line beyond NetWare to include products for accessing, managing, and interconnecting smart networks, and for extending networks beyond personal computer workgroups to connect office equipment such as printers and fax machines, industrial controls, utility meters, cable TV set-top boxes, and other intelligent devices.

     The Company believes that the convergence of information resources in the Smart Global Network is shifting the value of information technology from the power of stand-alone systems to the ability of systems to connect into the network. Together with its partners, the Company intends to be a driving force in expanding the value of networks for customers worldwide.

TECHNOLOGIES

     Making Networks Smart. Novell delivers advanced network services in the NetWare network operating system and in compatible products that add functionality for administrators and end users. These services add intelligence to the network to reduce costs of ownership and administration, simplify management tasks for administrators, and make access to network-based information easier for end users. In the first release of NetWare eleven years ago, those services were file and print only. Over the past decade the services provided by Novell and third parties have expanded significantly to include directory, network and systems management, messaging, multiprotocol routing, and security. The Company's NetWare 4 operating system includes NetWare Directory Services (NDS), a distributed database of users, network equipment, computer systems, and other network resources. NDS provides centralized network management, security, and information access capabilities to enable organizations to efficiently maintain and expand complex networks. The capabilities of NDS are also integrated with compatible Novell network software products and over 140 third-party solutions. An additional Novell product, the TUXEDO System, provides tools to help customers develop and deploy transaction-intensive client/server applications for distribution across networks. The Company shipped its first product integrating TUXEDO with NetWare and NDS in 1995.

     Interconnecting Smart Networks. Novell is developing network software to support NetWare Connect Services (NCS), a managed class of wide-area networking and Internet services made available to customers through major telecommunications carriers. These services enable organizations to out-source the complexity and some of the cost of maintaining wide-area networks, to make Internet access more manageable, reliable, and secure, and to extend local-area-networks beyond the immediate enterprise to support communication and collaboration with customers, partners, and suppliers. Novell in partnership with AT&T made the service available in the U.S. in 1995. International partners Deutsche Telecom, Telstra, NTT, and UniSource will be among the first to make the service widely available in Europe and the Pacific Rim in 1996. NCS partners worldwide are cooperating to provide interoperability among their networks and maintain a common directory for the service based on NetWare Directory Services.

     Extending Networks Beyond Personal Computer Workgroups. The NetWare network operating system and related Novell products provide a platform for extending networks beyond traditional personal computer local-area networks
(LANs) and integrating diverse technologies. This includes the seamless integration of multiple desktop systems and host environments. Novell believes that customer environments are inherently heterogeneous and therefore require an information system that integrates dissimilar technologies. The goal of Novell's strategy of integrating various desktop systems is to allow IBM, IBM-compatible, Apple Macintosh, and UNIX-based PCs and workstations to access and share simultaneously a common set of network resources and information. This gives customers the freedom to choose the desktop and application server systems that best fit their application requirements. In addition to the integration of desktops, host environments from vendors such as IBM, DEC, HP and Olivetti and numerous other UNIX system vendors are integrated into the NetWare network so that users can access host-based resources and information from their desktops across the network. Through Novell Embedded Systems Technology (NEST), the Company continues to extend NetWare services to connect office and industrial equipment, TV cable set-top boxes, electric utility energy management equipment, and a broad range of other intelligent devices. In addition, Novell is working with leading software developers and manufacturers to network computers and telephone PBX switches in a new class of integrated solutions.

     Providing Network Access. Novell network access products connect desktop PC and Macintosh users with applications and services that run on UNIX host computers and the Internet through TCP/IP communications protocols. The company also provides dial-in client and server products for remote access to network resources. Novell mobile NetWare client technology allows users to maintain a virtual network on their portable computers, even when disconnected, and then synchronize files when they reconnect to the network. NetWare Web Server provides a complete add-on solution for NetWare 4 servers to support both internal communication and external publishing on the Internet's World Wide Web. A three dimensional network browser is also in development to provide point-and-click access to network services, electronic publishing that simplifies creation and access to network-based information, and intelligent browsing capabilities for accessing distributed network resources. Novell products also include the GroupWise family of workgroup collaboration products for electronic mail, calendaring and scheduling, document management and forms processing. The Company is expanding the functionality of GroupWise in 1996 for greater integration with network directories, management and Internet access applications.

PROGRAMS

     Technical Support Alliance. In May 1991 Novell announced the formation of the Technical Support Alliance (TSA), with 40 current members including Apple, Compaq, Hewlett-Packard, Intel, IBM, Lotus, Microsoft, and Oracle. The TSA was organized to provide one-stop multivendor support. Member companies provide cooperative efforts to support their customers.

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

     Novell Authorized Education Centers. Novell offers education to end users through nearly 1,300 independent Novell Authorized Education Centers (NAECs) worldwide, which use Novell-developed courses to instruct students in the use and maintenance of Novell products. Novell also offers self-paced training products.

     Novell Labs. Through its Independent Manufacturer Support Program (IMSP), Novell works with third-party manufacturers to test and certify hardware and software components designed to interoperate with the NetWare and UnixWare operating systems. Novell distributes these test results to inform customers about products that have formally demonstrated NetWare and UnixWare compatibility. In effect, IMSP certifica-tion programs help vendors to market their products through Novell's distribution channels. The primary goal of IMSP is to foster working relationships between Novell and third-party hardware and software suppliers. Secondary goals include promoting certified products to industry resellers, anticipating industry products' direction through comarketing efforts, and working with vendors to codevelop critical network components.

     DeveloperNet Novell delivers products, software development kits, information, and support services to software developers through the DeveloperNet subscription program, its primary communications channel to the developer community. Over 1,000 independent software vendors and corporate developers now subscribe to the program. Novell launched DeveloperNet in September 1995 as part of its renewed network focus and initiative code-named Net2000 to provide developers with common interfaces to a rich set of network services.

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

     Systems Partners. Novell partners with companies who have complimentary software and hardware. The resulting solution is a powerful combination of products that deliver enterprise-wide connectivity solutions. These partners include system suppliers like IBM, DEC and HP, as well as system integration experts like Memorex Telex, Arthur Andersen, and EDS.

     Application Partners. Novell works very closely with application developers to provide integrated software products and support for end users. As network applications grow in importance, this program will help assure broad availability of well integrated multivendor applications.

     Enterprise Consulting Partners. This select group of the industry's leading systems integrators and consulting organizations work with Novell to deliver distributed client/server solutions for customers with large enterprise-wide networks.

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

NOVELL PRODUCTS

     The Company's products fall within three categories: systems software, information access and management products, and groupware. Novell products work together, interoperate with thousands of third-party solutions, and span data networks from workgroup LANs to the Internet.

     Systems Products provide a foundation of network services that can be extended across heterogeneous computing platforms and intelligent devices in the Smart Global Network. These products include the NetWare 3 network operating system, which provides users with access to data and resources controlled by a single server, and the more advanced NetWare 4, which features NetWare Directory Services and provides the user with access to the resources of the entire enterprise or wide-area network. The Company also offers NetWare Symmetrical Processing for use on cost-effective multiprocessor hardware that can be readily scaled to meet the requirements of large and complex networks. Novell system software also includes development kits to enable manufacturers to embed Novell Embedded Systems Technology in microprocessor-based products. In addition, the Company develops and markets the TUXEDO System for the development and deployment of distributed client/server applications.

     Information Access and Management Products extend and leverage NetWare services to enable customers to access and manage data, applications and resources distributed across enterprise networks and the Internet. These products include the LAN Workplace TCP/IP solution for connecting personal computer users to UNIX systems and the Internet ; the ManageWise strategic management solution for end-to-end management of the Novell environment; the LANalyzer monitoring and analysis tool for troubleshooting NetWare networks; the NetWare Connect server product and NetWare Mobile client product for remote access to network resources; the NetWare Navigator for centralized, automated software and data distribution for Novell networks; the NetWare for SAA solution for connecting NetWare and IBM mainframe environments, and other host connectivity products. In addition, the Company's NetWare Telephony Services platform and Telephony Services API (TSAPI) enable customers to connect computer and telephone PBX systems in integrated network solutions.

     Novell information access and management products are also integral to the NetWare Connect Service, the secure business Internet made available in the U.S. by AT&T. The Company also offers PerfectWorks products that combine network access technology with PC applications and thus bring networking to small-office and home-office users.

     Groupware Products utilize NetWare network services to provide rich access to network-based information. The Company's GroupWise family of groupware products now serves over 5 million users with integrated E-Mail, group calendaring, scheduling, online conferencing, forms and document management. GroupWise integrates these capabilities along with Internet E-mail, fax and voice messages in a "Universal In-Box" for network-based communication and collaboration.

PRODUCT DEVELOPMENT

     Due to the rapid pace of technological change in its industry, the Company believes that its future success will depend, in part, on its ability to enhance and develop its software products to satisfactorily meet dynamic market needs.

     During fiscal 1995, 1994, and 1993, product development expenses were approximately $368 million, $347 million, and $290 million, respectively. The Company's product development effort consists primarily of work performed by employees; however, the Company also utilizes third-party technology partners to assist with product development.

SALES AND MARKETING

     Novell markets its NetWare family of network products, the UnixWare operating system and its personal productivity applications products through distributors, dealers, vertical market resellers, systems integrators, and OEMs who meet the Company's criteria, as well as to major end users. In addition, the Company conducts sales and marketing activities and provides technical support, training, and field service to its customers from its offices in San Jose, California; Summit, New Jersey; Provo and Orem, Utah; and from its 40 U.S. and 60 international sales offices.

     Distributors. Novell has established a network of independent distributors, which resell the Company's products to dealers, VARs, and computer retail outlets. As of December 31, 1995, there were approximately 15 U.S. distributors and approximately 80 international distributors.

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

     End Users. Generally, the Company refers prospective end-user customers to its resellers. However, the Company has the internal resources to work directly with major end users and has developed U.S. and international master license agreements with approximately 450 of them to date. Additionally, some upgrade products are sold directly to end users.

     International Sales. In fiscal 1995, 1994, and 1993, approximately 47%, 43%, and 43%, respectively, of the Company's net sales were to customers outside the U.S. -- primarily distributors. To date, substantially all international sales except Japanese sales, Indian sales, and certain European sales to non-multinational distributors that were shipped from a new distribution center in Dublin, Ireland have been invoiced by the Company in U.S. dollars. In fiscal 1996 the Company anticipates that a substantial portion of international revenues will continue to be invoiced in U.S. dollars. The exceptions to the U.S. dollar invoicing will be Japanese sales through the Company's joint venture in Japan, Indian sales through the Company's joint venture in India and its distribution center in Dublin, Ireland. No one foreign country accounted for more than 10% of net sales in any period. In fiscal 1995 and 1994, the Company had one multinational distributor, which accounted for 15% and 12% of revenue, respectively. The Company had two multinational distributors, which accounted for 15% and 11% of revenue in fiscal 1993. Otherwise, no customer accounted for more than 10% of revenue in any period.

     Marketing. The Company's marketing activities include distribution of sales literature and press releases, advertising, periodic product announcements, support of NetWare user groups, publication of technical and other articles in the trade press, and participation in industry seminars, conferences, and trade shows. The marketing departments of the Company employ many technical laboratories which test and evaluate networked computer equipment and individual devices. The knowledge derived from these laboratories is the basis for the technical publications published by the Company. These activities are designed to educate the market about local area networks in general, as well as to promote the Company's products. Through the Professional Developers Program, the Company strongly supports independent software and hardware vendors in developing products that work on Novell networks. Thousands of multiuser application software packages are now compatible with the NetWare operating system. In March 1995, the eleventh annual BrainShare Conference (formerly Developers' Conference) was held to inform and educate developers about Novell product strategy, Novell open architecture programming interfaces, and Novell third-party product certification programs.

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

BACKLOG

     Lead times for the Company's products are typically short. Consequently, the Company does not believe that backlog is a reliable indicator of future sales or earnings. The absence of significant backlog may contribute to unpredictability in the Company's net income and to fluctuations in the Company's stock price. See "Factors Affecting Earnings and Stock Price." The Company's backlog of orders at January 20, 1996, was approximately $112 million, compared with $51 million at January 20, 1995.

COMPETITION

     Novell competes in the highly competitive market for computer software. Novell believes that the principal competitive factors are technical innovation to meet dynamic market needs, hardware independence and compatibility, marketing strength, system/performance, customer service and support, reliability, ease of use, price/performance, and connectivity with minicomputer and mainframe hosts.

     The market for computer software, has become increasingly competitive due to Microsoft's growing presence in all sectors of the software business. The Company does not have the product breadth and market power of Microsoft. Microsoft's dominant position provides it with competitive advantages, including the ability to unilaterally determine the direction of future operating systems and to leverage its strength in one or more product areas to achieve a dominant position in new markets. This position may enable Microsoft to increase its market position even if the Company succeeds in introducing products with performance and features superior to those offered by Microsoft.

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

     As the Company sharpened its focus, it decided to sell two lines of business -- UnixWare and the WordPerfect personal productivity applications, which did not contribute to Novell's network focus. Even with a sharpened focus, the Company is aware of several new competitive operating systems currently under development and scheduled for introduction within the next year and beyond. If any of these competing products achieves market acceptance, Novell's business and results of operations could be materially adversely affected.

LICENSES, PATENTS AND TRADEMARKS

     The Company relies on copyright, trade secret and trademark law, as well as provisions in its license, distribution and other agreements in order to protect its intellectual property rights. Additionally, the Company has numerous patents pending. No assurance can be given that such patents pending will be issued or, if issued, will provide protection for the Company's competitive position. Although Novell intends to protect its patent rights vigorously, there can be no assurance that these measures will be successful. Additionally, no assurance can be given that the claims on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the Company's technology or the circumvention of its patent protection by competitors could have a material adverse effect on the Company's ability to compete successfully in its products business.

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

EMPLOYEES

     As of December 31, 1995, the Company had 7,272 employees. The functional distribution of its employees was: sales and marketing -- 2,004; product development -- 2,556; general and administrative -- 972; service, support, education, and operations -- 1,740. Of these, 404 employees are located in U.S. field offices, and 1,733 employees are in offices outside the U.S. All other Company personnel are based at the Company's facilities in Utah, California, and New Jersey. None of the employees is represented by a labor union, and the Company considers its employee relations to be excellent.

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

FACTORS AFFECTING EARNINGS AND STOCK PRICE

     In addition to factors described above under "Competition" which may adversely affect the Company's earnings and stock price, other factors may also adversely affect the Company's earnings and stock price. The ability of the Company to maintain its competitive technological position will depend, in large part, on its ability to attract and retain highly qualified development and managerial personnel. Competition for such personnel is intense and there is a risk of departure due to the competitive environment in the software industry. The loss of a significant group of key personnel would adversely affect the Company's product development efforts.

     The Company recently announced the sale of its UnixWare product line and its intention to sell its personal productivity application product line. The Company's ability to successfully transition out of these product lines in fiscal 1996 is important to the success of the Company. The extent that management can quickly devote most of its attention on its core business is important to the ongoing success of the Company.

     A reason the Company is seeking to sell its personal productivity applications product line is to reduce non-leveraged sales, marketing, and customer support expenditures. Nevertheless, the Company will retain the Groupware applications line and may incur relatively higher expenditures than are incurred in the sale of network operating systems.

     As is common in the computer software industry, Novell has experienced delays in the introduction of new products, due to the complexity of software products, the need for extensive testing of software to ensure compatibility of new releases with a wide variety of application software and hardware devices and the need to "debug" products prior to extensive distribution. Significant delays in developing, completing or shipping new or enhanced products would adversely affect the Company.

     Moreover, the Company may experience delays in market acceptance of new releases of its products as the Company engages in marketing and education of the user base regarding the advantages and system requirements for the new products and as customers evaluate the advantages and disadvantages of upgrading. The Company has encountered these issues on each major new release of its products, and expects that it will encounter such issues in the future. Novell's ability to achieve desired levels of sales growth depends at least in part on the successful completion, introduction and sale of new versions of its products. There can be no assurance that the Company will be able to respond effectively to technological changes or new product announcements by others, or that the Company's research and development efforts will be successful. Should

Novell experience material delays or sales shortfalls with respect to new product releases, the Company's sales and net income could be adversely affected.

     A fundamental goal of the Company will be the delivery of groupware application solutions combining network services and workgroup applications. The future success of this strategy will depend in part on the Company's ability to develop and market new competitive products for workgroup productivity and information processing. Development of these products has already required and will continue to require a substantial investment in research and development, particularly as a result of the decision to offer products across multiple operating environments. Although Novell's existing network of distributors should assist in this transition, marketing and distribution of these products may require developing new marketing and sales strategies and will entail significant expense. The Company has had only limited experience in the market for these products, and there can be no assurance that the Company will be successful in developing and marketing these new products.

     The Company's future earnings and stock price could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and earnings may be unpredictable due to its shipment patterns. As is typical in the software industry, a high percentage of the Company's revenues are expected to be earned in the third month of each fiscal quarter and will tend to be concentrated in the latter half of that month. Accordingly, quarterly financial results will be difficult to predict and quarterly financial results may fall short of anticipated levels. Because the Company's backlog early in a quarter will not generally be large enough to assure that it will meet its revenue targets for any particular quarter, quarterly results may be difficult to predict until the end of the quarter. A shortfall in shipments at the end of any particular quarter may cause the results of that quarter to fall significantly short of anticipated levels. Due to analysts' expectations of continued growth and the historically high price/earnings ratio at which Novell's Common Stock trades, any such shortfall in earnings can be expected to have an immediate and very significant adverse effect on the trading price of Novell's Common Stock in any given period. The past pattern of new application and operating system product introductions has caused revenues to fluctuate, sometimes significantly, on a quarter-by-quarter basis. Such revenue fluctuations may contribute to the volatility of the trading price of Novell Common Stock in any given period.

     In addition, the market prices for securities of software companies have been volatile in recent years. The market price of Novell Common Stock, in particular, has been subject to wide fluctuations in the past. As a result of the foregoing factors and other factors that may arise in the future, the market price of Novell's Common Stock may be subject to significant fluctuations within a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer industry or the securities markets in general.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, titles with Novell, and present and past positions of the persons currently serving as executive officers of Novell.

                                       HAS BEEN
                                       OFFICER
             NAME                AGE    SINCE                   POSITION OR OFFICE
-------------------------------  ---   --------   ----------------------------------------------
Robert J. Frankenberg..........  48      1994     Chairman of the Board, President, and Chief
                                                    Executive Officer
Mary M. Burnside...............  48      1989     Executive Vice President and Chief Operating
                                                  Officer
Richard W. King................  39      1993     Executive Vice President, NetWare Systems
                                                  Group
Joseph A. Marengi..............  42      1993     Executive Vice President, Worldwide Sales
Steven Markman.................  50      1994     Executive Vice President, Information Access &
                                                    Management Group
James R. Tolonen...............  46      1989     Executive Vice President and Chief Financial
                                                  Officer
Jeffrey H. Waxman..............  49      1995     Executive Vice President, Applications Group
David R. Bradford..............  45      1986     Senior Vice President, General Counsel, and
                                                    Corporate Secretary
Christine G. Hughes............  49      1994     Senior Vice President, Corporate Marketing
R. Duff Thompson...............  44      1994     Senior Vice President, Corporate Development
Stephen C. Wise................  41      1990     Senior Vice President, Finance
Darcy G. Mott..................  43      1989     Vice President and Treasurer

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

     Jeffrey H. Waxman joined the Company in June 1995 as Executive Vice President, Applications Group. From December 1992 to June 1995 he was President and Chief Executive Officer of ServiceSoft Corporation, a developer of customer service software and hardware. From January 1992 to November 1992 he was an independent consultant in the software industry. From June 1988 to January 1992 he was President and CEO of Uniplex, Inc. a developer and publisher of core office technology for Open Systems.

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

     Darcy G. Mott, a Certified Public Accountant, joined the Company in September 1986. He served in various finance positions and became Corporate Controller in February 1989. He was elected a corporate officer in November 1989 and became Treasurer in January 1991. In December 1995 he became Vice President and Treasurer.

ITEM 2.  PROPERTIES

     The Company owns and occupies a 1,000,000 square-foot office complex on 99 acres in Orem, Utah, which is used as corporate headquarters and a product development center. It also owns and occupies a 550,000 square-foot office complex on 46 acres in Provo, Utah, which is used as a product development center. It also owns a 380,000 square-foot manufacturing and distribution facility on 23 acres in Lindon, Utah, all of which is leased to a third party manufacturer. The Company also owns a 100,000 square-foot office building in Herndon, Virginia. The Company occupies approximately 1/3 of the space in this building and leases the remainder to tenants. The Company also owns a 52,000 square foot building in San Jose, California, which it had previously leased. It is used primarily for product development. Additionally, the Company owns approximately 48 acres of undeveloped land in San Jose, California and has capacity to expand on its land in Orem and Provo, Utah.

     The Company has subsidiaries in Argentina, Australia, Austria, Belgium, Brazil, Canada, Colombia, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Ireland, Italy, Japan, Korea, Mexico, Netherlands, Norway, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, United Kingdom, and Venezuela -- each of which leases its facilities.

     The Company leases offices for product development in San Jose and Scotts Valley, California; Summit, New Jersey; and Hungerford, U.K.; and a distribution facility in San Jose, California. The Company also leases sales and support offices in Arizona, California (7), Colorado, Connecticut, District of Columbia, Florida (2), Georgia, Illinois (2), Massachusetts, Michigan, Minnesota, Missouri
(2), New Jersey, New York (2), North Carolina, Ohio (3), Oregon, Pennsylvania
(2), Tennessee, Texas (2), Utah, Washington, Chile, China, New Zealand, Russia, Taiwan, and United Arab Emirates.

     The terms of such leases vary from month to month to up to ten years.

ITEM 3.  LEGAL PROCEEDINGS

     In December of 1991, Roger Billings and his International Academy of Science, (the Academy) filed suit against Novell alleging that the Company infringes on a patent allegedly owned by the Academy. In June 1994, Novell filed a petition with the U.S. Patent and Trademark Office (Patent Office) requesting it invalidate the patent. In August 1994, the Patent Office granted Novell's request for re-examination of the patent, finding a "substantial new question of patentability." Also, in August 1994, the trial court issued a ruling, which among other things, vacated the trial date which had been previously set in the action. In June 1995, the Patent Office, upon re-examiniation, overturned the Academy patent, stating that there was no patentable subject matter. In December 1995, the Academy filed a petition with the Patent Office seeking to amend its patent. The Company believes that the ultimate resolution of this legal proceeding will not have a material adverse effect on its financial position, results of operation, or cash flows.

     The Company is a party to a number of additional legal claims arising in the ordinary course of its business. The Company believes the ultimate resolution of these claims will not have a material adverse effect on its financial position, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Selected Consolidated Quarterly Financial Data" on page 39 of the Company's Annual Report to Shareholders for the fiscal year ended October 28, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by Item 6 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Selected Consolidated Financial Data" on page 20 of the Company's Annual Report to Shareholders for the fiscal year ended October 28, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 25 of the Company's Annual Report to Shareholders for the fiscal year ended October 28, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 of Form 10-K is incorporated herein by reference to the Company's consolidated financial statements and related notes thereto, together with the report of the independent auditors presented on pages 26 through 38 of the Company's Annual Report to Shareholders for the fiscal year ended October 28, 1995, and to the information contained in the section captioned "Selected Consolidated Quarterly Financial Data" on page 39 of the Company's Annual Report to Shareholders for the fiscal year ended October 28, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required with respect to identification of directors is incorporated herein by reference to the information contained in the section captioned "Election of Directors" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 10, 1996, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. Information regarding executive officers of Novell is set forth under the caption "Executive Officers" in Item 1a hereof.

     Each director and each officer of the Company who is subject to Section 16 of the Securities Exchange Act of 1934 (the "Act") is required by Section 16(a) of the Act to report to the Securities and Exchange Commission by a specified date his or her transactions in the Company's securities. In fiscal 1995, there were no compliance exceptions to this requirement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Executive Compensation" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 10, 1996, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Securities Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 10, 1996, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Certain Transactions" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 10, 1996, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934, as amended.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this annual report on Form 10-K for Novell, Inc.:

        1. The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Ernst & Young LLP, Independent Auditors, listed below are incorporated herein by reference to pages 26 through 38 of the Company's Annual Report to Shareholders for the fiscal year ended October 28, 1995.

           Consolidated Statements of Income for the fiscal years ended October 28, 1995, October 29, 1994, and October 30, 1993.

           Consolidated Balance Sheets at October 28, 1995 and October 29, 1994.

           Consolidated Statements of Shareholders' Equity for the fiscal years ended October 28, 1995, October 29, 1994, and October 30, 1993.

           Consolidated Statements of Cash Flows for the fiscal years ended October 28, 1995, October 29, 1994, and October 30, 1993.

           Notes to Consolidated Financial Statements.

           Report of Ernst & Young LLP, Independent Auditors.

                                                                                            PAGE
                                                                                            ----
              Report of Price Waterhouse LLP, Independent Accountants                        17
        2.    Financial Statement Schedules:
                   Schedule II     Valuation and Qualifying Accounts                         18
              Schedules other than that listed above are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.
        3.    Exhibits:
              A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits, and
              is incorporated herein by this reference thereto.                              19

     (b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended October 28, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Novell, Inc.
                                          (Registrant)

Date: January 22, 1996                    By   /s/  ROBERT J. FRANKENBERG

                                            ------------------------------------
                                                   (Robert J. Frankenberg
                                                   Chairman of the Board,
                                               President and Chief Executive
                                                          Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   NAME                                  TITLE                      DATE
------------------------------------------  --------------------------------  -----------------
        /s/  ROBERT J. FRANKENBERG          Chairman of the Board,            January 22, 1996
------------------------------------------  President, Chief Executive
         (Robert J. Frankenberg)            Officer and Director (Principal
                                            Executive Officer)

          /s/  JAMES R. TOLONEN             Executive Vice President and      January 22, 1996
------------------------------------------  Chief Financial Officer
            (James R. Tolonen)              (Principal Financial Officer)

           /s/  STEPHEN C. WISE             Senior Vice President, Finance    January 22, 1996
------------------------------------------  (Principal Accounting Officer)
            (Stephen C. Wise)

           /s/  ALAN C. ASHTON              Director                          January 22, 1996
------------------------------------------
         (Alan C. Ashton, Ph.D.)

           /s/  ELAINE R. BOND              Director                          January 22, 1996
------------------------------------------
             (Elaine R. Bond)

         /s/  HANS WERNER HECTOR            Director                          January 22, 1996
------------------------------------------
           (Hans Werner Hector)

           /s/  JACK L. MESSMAN             Director                          January 22, 1996
------------------------------------------
            (Jack L. Messman)

          /s/  LARRY W. SONSINI             Director                          January 22, 1996
------------------------------------------
            (Larry W. Sonsini)

            /s/  IAN R. WILSON              Director                          January 22, 1996
------------------------------------------
             (Ian R. Wilson)

            /s/  JOHN A. YOUNG              Director                          January 22, 1996
------------------------------------------
             (John A. Young)

            REPORT OF PRICE WATERHOUSE LLP, INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF WORDPERFECT CORPORATION

     In our opinion, the consolidated balance sheet and the related consolidated statements of income, shareholders' equity and of cash flows (not presented separately herein) of WordPerfect Corporation present fairly, in all material respects, the financial position of WordPerfect Corporation and its subsidiaries at December 31, 1993 and the results of their operations and their cash flows for the year ended December 31, 1993 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Salt Lake City, Utah
March 22, 1994

                                  NOVELL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                               ACCOUNTS RECEIVABLE ALLOWANCE
                                                               -----------------------------
                                                BALANCE AT      ADDITIONS                         BALANCE
                                                BEGINNING      CHARGED TO                         AT END
                                                OF PERIOD      OPERATIONS      DEDUCTIONS(1)     OF PERIOD
                                                ----------     -----------     -------------     ---------
                                                                      (IN THOUSANDS)
Fiscal year ended October 30, 1993............    $38,499        $22,047          $10,344          $50,202
Fiscal year ended October 29, 1994............    $50,202        $43,037          $10,305          $82,934
Fiscal year ended October 28, 1995............    $82,934        $(4,596)         $ 3,481          $74,857

---------------
(1) Write-off of uncollectible accounts

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION
------   ------------------------------------------------------------------------------------
  3.1    Restated Certificate of Incorporation.(4)(Exhibit 3.1)
  3.2    By-Laws.(1)(Exhibit 3.1)
  4.1    Reference is made to Exhibit 3.1.
  4.2    Form of certificate representing the shares of Novell Common Stock.(1)(Exhibit 4.3)
  4.3    Rights Agreement dated December 7, 1988, between Novell, Inc. and Mellon Bank (East)
         N.A., as Rights Agent, relating to the Shareholder Rights Plan.(3)(Exhibit 1)
 10.1    Novell, Inc., Employee Retirement and Savings Plan dated December 8,
         1986.(2)(Exhibit 10.9)
 10.2    Agreement and Plan of Reorganization dated March 23, 1989, among Novell, Inc.;
         Lansub Corporation; and Excelan, Inc.(5)(Appendix A)
 10.3    Novell, Inc. 1989 Employee Stock Purchase Plan.(6)(Exhibit 4.1)
 10.4    Agreement and Plan of Reorganization dated July 16, 1991, among Novell, Inc.; MDAC
         Corp.; and Digital Research Inc.(7)(Appendix A)
 10.5    Novell, Inc. 1991 Stock Plan.(8)(Exhibit 10.1)
 10.6    Agreement and Plan of Reorganization and Merger dated February 12, 1993, among
         Novell, Inc.; Novell Acquisition Corp.; UNIX System Laboratories, Inc.; and American
         Telephone and Telegraph Company.(9)(Appendix A)
 10.7    UNIX System Laboratories, Inc. Stock Option Plan.(10)(Exhibit 4.3)
 10.8    Agreement and Plan of Reorganization dated March 21, 1994 and amended May 31, 1994, among Novell, Inc.; Novell Acquisition Corp.; WordPerfect Corporation, Alan C.
         Ashton, Bruce W. Bastian, and Melanie L. Bastian.(11)(Appendix A & Exhibit 1.1)
 10.9    Novell, Inc. Novell/WordPerfect Stock Plan.(12)(Exhibit 10.1)
 11      Statement regarding computation of per share earnings.(13)
 13      Company's Annual Report to Shareholders for the fiscal year ended October 28,
         1995.(13)
 21      Subsidiaries of the Registrant.(13)
 23.1    Consent of Ernst & Young LLP, independent auditors.(13)
 23.2    Consent of Price Waterhouse LLP, independent accountants.(13)
 27      Financial Data Schedule.(13)

 (1)     Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-1, filed November 30,
         1984, and amendments thereto(File No. 2-94613).
 (2)     Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K, filed for the fiscal year ended October 25, 1986(File No. 0-13351).
 (3)     Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Current Report on Form 8-K, dated December 7, 1988(File
         No. 0-13351).
 (4)     Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K, filed for the fiscal year ended October 29, 1988 (File No. 0-13351).
 (5)     Incorporated by reference to the Appendix identified in parentheses, filed as an appendix in the Registrant's Registration Statement on Form S-4, filed May 9, 1989
         (File No. 33-28470).
 (6)     Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-8, filed September 28,
         1989 (File No. 33-31299).
 (7)     Incorporated by reference to the Appendix identified in parentheses, filed as an appendix in the Registrant's Registration Statement on Form S-4, filed September 24,
         1991 (File No. 33-42254).
 (8)     Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-8, filed June 5, 1992
         (File No. 33-48395).
 (9)     Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement of Form S-4, filed May 13, 1993
         (File No. 33-60120).
(10)     Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-8, filed July 2, 1993
         (File No. 33-65440).
(11)     Incorporated by reference to the Appendix and Exhibit identified in parentheses, filed as an appendix and exhibit in the Registrant's Registration Statement on Form
         S-4, filed June 13, 1994 (File No. 33-53215).
(12)     Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement of Form S-8, filed July 8, 1994
         (File No. 33-54483).
(13)     Filed herewith.