Form 10-Q
period 1996-01-27
NOVELL INC
filed 1996-03-12
CIK 758004

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Fiscal Quarter Ended January 27, 1996

                              or

[  ]   Transition Report Pursuant to Section 13 or 15(d)
       of the Securities Exchange Act of 1934
       For the transition period from _____
                                   to _____

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

                     YES  X   NO

As of February 24, 1996 there were 365,696,078 shares of the registrant's common stock outstanding.


Part I.  Financial Information, Item 1.  Financial Statements

NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

                                                      Jan. 27,     Oct. 28,
Dollars in thousands, except per share data               1996         1995
---------------------------------------------------------------------------
ASSETS

Current assets
  Cash and short-term investments                  $1,247,924    $1,321,231
  Receivables, less  allowances
     ($64,833 -  January;
      $74,857 - October)                              518,027       470,437
  Inventories                                          25,469        23,025
  Prepaid expenses                                     46,641        50,576
  Deferred income taxes                                66,749        59,913
---------------------------------------------------------------------------

Total current assets                                1,904,810     1,925,182

Property, plant and equipment, net                    379,155       390,452
Other assets                                           71,299       101,196
---------------------------------------------------------------------------
Total assets                                       $2,355,264    $2,416,830
===========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                    $78,471      $116,305
  Accrued compensation                                 71,099        97,637
  Accrued marketing liabilities                        76,119        72,339
  Other accrued liabilities                           108,466        90,623
  Income taxes payable                                 44,867        29,942
  Deferred revenue                                     64,877        54,099
---------------------------------------------------------------------------

Total current liabilities                             443,899       460,945

Minority interests                                     16,903        17,623

Shareholders' equity
  Common stock, par value $.10 a share
      Authorized - 600,000,000 shares
      Issued - 365,516,551 shares-January
               371,567,158 shares-October              36,552        37,157
  Additional paid-in capital                          639,622       737,481
  Retained earnings                                 1,218,288     1,163,624
---------------------------------------------------------------------------

Total shareholders' equity                          1,894,462     1,938,262
---------------------------------------------------------------------------

Total liabilities and shareholders' equity         $2,355,264    $2,416,830
===========================================================================


See notes to consolidated unaudited condensed financial statements.



NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
--------------------------------------------------------------------------

                                                     Fiscal Quarter Ended
                                                     --------------------

Amounts in thousands,                              Jan. 27,        Jan. 28,
except per share data                                  1996            1995
---------------------------------------------------------------------------

Net sales                                          $437,919        $493,225
Cost of sales                                        96,011         116,875
---------------------------------------------------------------------------

Gross profit                                        341,908         376,350

Operating expenses
 Sales and marketing                                123,465         139,803
 Product development                                 78,633          89,817
 General and administrative                          38,538          33,970
 Restructuring charges                               18,442            --
---------------------------------------------------------------------------

Total operating expenses                            259,078         263,590
Income from operations                               82,830         112,760

Other income (expense)
 Investment income                                   14,900           9,567
 Other, net                                         (2,150)             258
---------------------------------------------------------------------------

Other income, net                                    12,750           9,825
---------------------------------------------------------------------------

Income before taxes                                  95,580         122,585
Income taxes                                         32,019          41,066
---------------------------------------------------------------------------

Net income                                         $ 63,561        $ 81,519
===========================================================================

Weighted average shares outstanding                 371,585         372,027
===========================================================================

Net income per share                                 $ 0.17          $ 0.22
===========================================================================





See notes to consolidated unaudited condensed financial statements.





NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------

                                                      Fiscal Quarter Ended
                                                      --------------------
                                                     Jan. 27,      Jan. 28,
Amounts in thousands                                     1996          1995
---------------------------------------------------------------------------

Cash flows from operating activities

  Net income                                          $63,561      $81,519

Adjustments to reconcile net income to net cash
provided (used) by operating activities
  Depreciation and amortization                        24,919        23,067
  Stock plans income tax benefits                       2,343         4,734
  (Increase) in receivables                          (47,590)      (30,250)
  (Increase) decrease in inventories                  (2,444)         5,717
  Decrease in prepaid expenses                          3,935        11,852
  (Increase) in deferred income taxes                 (1,122)       (1,505)
  (Decrease) in current liabilities, net             (17,046)      (15,530)
---------------------------------------------------------------------------

Net cash provided from operating activities            26,556        79,604
---------------------------------------------------------------------------

Cash flows from financing activities
  Issuance of common stock, net                         5,597         7,667
  Repurchase of common stock                        (106,117)           --
---------------------------------------------------------------------------

Net cash (used) provided from
  financing activities                              (100,520)         7,667

Cash flows from investing activities
  Expenditures for property, plant
    and equipment                                    (12,784)       (9,372)
  (Increase) in short-term investments               (30,324)      (93,021)
  Other                                                22,590         8,564
---------------------------------------------------------------------------

Net cash used by investing activities                (20,518)      (93,831)
---------------------------------------------------------------------------

Total (decrease) in cash and cash equivalents       $(94,482)      $(6,560)
Cash and cash equivalents - beginning of period       312,164       228,426
---------------------------------------------------------------------------

Cash and cash equivalents - end of period             217,682       221,866
Short-term investments - end of period              1,030,242       739,404
---------------------------------------------------------------------------

Cash and short-term investments - end of period    $1,247,924      $961,270
===========================================================================



See notes to consolidated unaudited condensed financial statements.



NOVELL, INC.
NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

A.  Quarterly Financial Statements

    The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company's fiscal 1995 Annual Report to Shareholders. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

B.  Significant Events

    In December 1995, Novell sold its UnixWare product line to the Santa Cruz Operation, Inc. (SCO). The Company realized a small gain and recorded $19 million of royalty revenue from this transaction in the first quarter of fiscal 1996. Under the agreement, Novell received approximately 6 million shares of SCO common stock, resulting in an ownership position of approximately 17% of the outstanding SCO common stock. The agreement also calls for Novell to receive a revenue stream from SCO based on revenue performance of the purchased UnixWare product line. This revenue stream is not to exceed $84 million net present value, and will end by the year 2002. In addition, Novell will continue to receive revenue from existing licenses for older versions of UNIX System source code.

    In March 1996, the Company completed the sale of its personal productivity applications product line to Corel Corporation (Corel). The Company received approximately 10 million shares of Corel common stock and approximately $11 million in cash. The Company will also be entitled to nominate a candidate for Corel s Board of Directors. The Company expects to report a slight one-time extraordinary gain in its second quarter of fiscal 1996. Additionally, Corel licensed GroupWise Client software, Envoy electronic publishing software, and other technologies from Novell for a minimum royalty obligation of $70 million over the next five years.

C.  Cash and Short-term Investments

    All marketable debt and equity securities are included in cash and short-term investments and are considered available-for-sale and carried at fair market value, with the unrealized gains and losses, net of tax, included in shareholders equity. Such securities are anticipated to be used for current operations and are therefore classified as current assets, even though some maturities may extend beyond one year.


The following is a summary of cash and short-term investments, all of which are considered available-for-sale.


                                                     Gross        Gross         Fair Market
                                   Cost at           Unrealized   Unrealized    Value at
(Dollars in thousands)             Jan. 27, 1996     Gains        Losses        Jan. 27, 1996
-------------------------------------------------------------------------------------------
Cash and cash equivalents
  Cash                             $128,629          $ --         $ --           $128,629
  Repurchase agreements              34,989            --           --             34,989
  Tax exempt money market fund        9,764            --           --              9,764
  Municipal securities               44,300            --           --             44,300
-------------------------------------------------------------------------------------------
Cash and cash equivalents          $217,682          $ --         $ --           $217,682
-------------------------------------------------------------------------------------------
Short-term investments
  Municipal securities             $366,221          $5,236       $ --           $371,457
  Money market mutual funds          46,383            --           --             46,383
  Money market preferreds           425,300               4         --            425,304
  Mutual funds                       87,414              56         --             87,470
  Equity securities                  81,677          17,951         --             99,628
-------------------------------------------------------------------------------------------
Short-term investments           $1,006,995         $23,247       $ --         $1,030,242
-------------------------------------------------------------------------------------------
Cash and short-term
  investments                    $1,224,677         $23,247       $ --         $1,247,924
-------------------------------------------------------------------------------------------


                                                     Gross         Gross         Fair Market
                                  Cost  at           Unrealized    Unrealized    Value at
(Dollars in thousands)            Oct. 28, 1995      Gains         Losses        Oct. 28, 1995
----------------------------------------------------------------------------------------------

Cash and cash equivalents
  Cash                            $152,930           $ --           $ --            $152,930
  Repurchase agreements             23,794             --             --              23,794
  Tax exempt money market fund      63,065             --             --              63,065
  Municipal securities              72,375             --             --              72,375
---------------------------------------------------------------------------------------------
Cash and cash equivalents         $312,164           $ --           $ --            $312,164
---------------------------------------------------------------------------------------------

Short-term investments
  Municipal securities            $375,491          $3,220          $ --            $378,711
  Money market mutual funds         38,475             --             --              38,475
  Money market preferreds          442,500             176            --             442,676
  Mutual funds                      91,423              30            --              91,453
  Equity securities                 23,055          34,697            --              57,752
---------------------------------------------------------------------------------------------
Short-term investments            $970,944         $38,123          $ --          $1,009,067
---------------------------------------------------------------------------------------------
Cash and short-term investments $1,283,108         $38,123          $ --          $1,321,231
---------------------------------------------------------------------------------------------


During the first quarter of fiscal 1996 the Company had realized gains of $4 million on the sale of securities compared to no realized gains in the first quarter of fiscal
1995.


D.  Income Taxes

    The Company's estimated effective tax rate for both the first quarter of fiscal 1996 and 1995 was 33.5%. The Company paid cash amounts for income taxes of $2 million and $27 million, in the first quarter of fiscal 1996 and 1995, respectively.

E.  Commitments and Contingencies

    The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company s operations. At January 27, 1996 there were no borrowings, letter of credit acceptances or commitments under such line.

    The Company has an additional $10 million credit facility with another bank which is not subject to a loan agreement. At January 27, 1996 standby letters of credit of approximately $300,000 were outstanding under this agreement.

    The Company is a party to a number of legal claims arising in the ordinary course of business. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position, results of operations, or cash flows.

F.  International Sales

    The Company markets internationally both directly to end users and through distributors who sell to dealers and end users. For the fiscal quarters ended January 27, 1996 and January 28, 1995, sales to international customers were approximately $218 million and $222 million, respectively. In the first quarters of fiscal 1996 and fiscal 1995, 63% and 59%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total sales in either period. Except for one multi-national distributor, which accounted for 13% of revenue in the first quarter of 1996 and 18% of revenue in the first quarter of fiscal 1995, no customer accounted for more than 10% of revenue in any period.

G.  Net Income Per Share
    Net income per share is computed using the weighted average number of common shares outstanding during the periods, including common stock equivalents (unless antidilutive). Common stock equivalents consist of outstanding stock options.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Novell is the world s leading network software provider. Novell software products provide the infrastructure for a networked world, enabling Novell s customers to connect with other people and the information they need, anytime and anyplace. Novell partners with other technology and market leaders to help customers make networks a part of their everyday lives. Over the past several years, the Company has issued common stock or paid cash to acquire technology companies, and formed strategic alliances with still other technology companies.

In December 1995, Novell sold its UNIX and UnixWare product line to the Santa Cruz Operation, Inc. (SCO). The Company realized a small gain and recorded $19 million of royalty revenue from this transaction in the first quarter of fiscal 1996. Under the agreement, Novell received approximately 6 million shares of SCO common stock, resulting in an ownership position of approximately 17% of the outstanding SCO common stock. The agreement also calls for Novell to receive a revenue stream from SCO based on revenue performance of the purchased UnixWare product line. This revenue stream is not to exceed $84 million net present value, and will end by the year 2002. In addition, Novell will continue to receive revenue from existing licenses for older versions of UNIX System source code.

In March 1996, the Company completed the sale of its personal productivity applications product line to Corel Corporation (Corel). The Company received approximately 10 million shares of Corel common stock and approximately $11 million in cash. The Company will also be entitled to nominate a candidate for Corel s Board of Directors. The Company expects to report a slight one-time extraordinary gain in its second quarter of fiscal 1996. Additionally, Corel licensed GroupWise Client software, Envoy electronic publishing software, and other technologies from Novell for a minimum royalty obligation of $70 million over the next five years.


Results of Operations
-------------------------------------------------------------------
Net Sales
                                    Q1                           Q1
                                  1996         Change          1995
-------------------------------------------------------------------

Net sales (millions)               $438          -11%          $493
===================================================================


Novell has four product groups, all within the software industry. They are the NetWare Systems Group, the Novell Applications Group, the UNIX Systems Group, and the Information Access and Management Group. While revenue decreased from the first quarter of 1995 to the first quarter of 1996, analysis of the individual product groups characterizes the changes that have occurred.

NetWare Systems Group (NSG) revenues declined by 12% or $30 million in the first quarter of 1996 compared to the first quarter of 1995. Growth in the NetWare 4 product family of $58 million or 80% growth from the first quarter of 1995 was more than offset by a decrease in the NetWare 3 product family of $78 million or a 45% decline from the first quarter of 1995.

Novell Applications Group (NAG) revenues decreased by 56% or $78 million in the first quarter of 1996 compared to the first quarter of 1995. The decrease is the result of an $84 million or 67% decrease, quarter over quarter, in personal productivity applications products, due to the Windows application market slowdown as customers migrate to the Windows 95 platform and
Novell s  announced  intention  to  exit  this  line  of  business.
GroupWise, the Company s electronic messaging workgroup application, contribution $21 million in first quarter 1996 revenue, a 39% increase from the year ago quarter.

UNIX Systems Group (USG) revenues increased 98% in the first quarter of 1996 compared to the first quarter of 1995. The increase was attributable to a one-time $19 million paid up royalty recognized in the sale of UNIX and the UnixWare product line to SCO in December 1995.

Information Access and Management Group (IAMG) revenues increased by 40% in the first quarter of 1996 compared to the first quarter of 1995. The increase was a result of higher revenues in most product categories, with a particularly strong increase in the network management products as a result of the release of ManageWise in October 1995.


International sales represented 50% of total sales in the first quarter of 1996 compared to 45% in the first quarter of 1995. This change is a result of a 19% decrease in domestic revenues compared to a 2% decrease in international revenues in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995.


Gross Profit
                                     Q1                         Q1
                                   1996        Change         1995
-------------------------------------------------------------------
Gross profit (millions)            $342           -9%         $376
Percentage of net sales             78%                        76%
===================================================================


The gross margin percentage increased in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 due to lower material costs and variances somewhat offset by higher royalties, training and education costs and service costs as a percentage of revenues. Future fluctuations in the gross profit margin will be primarily attributable to price changes, changes in sales mix by product or distribution channel, and special product promotions.


Operating Expenses
                                        Q1                         Q1
                                        1996         Change        1995
-----------------------------------------------------------------------
Sales and marketing (millions)          $123          -12%         $140
Percentage of net sales                  28%                        28%
-----------------------------------------------------------------------
Product development (millions)          $79           -12%          $90
Percentage of net sales                 18%                         18%
-----------------------------------------------------------------------
General and administrative (millions)   $39           -15%          $34
Percentage of net sales                  9%                          7%
-----------------------------------------------------------------------
Restructuring charges (millions)        $18            --            --
Percentage of net sales                  4%                          --
-----------------------------------------------------------------------
Total operating expenses (millions)    $259            -2%         $264
Percentage of net sales                 59%                         53%
=======================================================================


Sales and marketing expenses remained flat as a percentage of net sales in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. The decrease in absolute dollars is attributable to lower domestic sales expenses and corporate marketing expenses. Sales and marketing expenses fluctuate as a percentage of net sales in any given period due to product promotions, advertising or other discretionary expenses.

Product development expenses remained flat as a percentage of net sales in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 but decreased in absolute dollars as a result of lower headcount and third party development costs.

General and administrative expenses increased as a percentage of net sales in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. The increase is attributable to higher information services and human resources costs.

During the first quarter of 1996, the Company wrote off $18 million of tax deductible restructuring charges for severance and redundant facilities as the Company prepared for the sale of its personal productivity applications business.

Overall, operating expenses, excluding nonrecurring charges, have declined more rapidly than revenues in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 due to company-wide cost controls as the Company took significant actions to refocus Novell to network software.


                                           Q1                          Q1
                                           1996        Change          1995
---------------------------------------------------------------------------
Employees                                 7,137          -6%          7,808
Annualized revenue per employee (000's)    $235          -3%           $243
===========================================================================


In the first quarter of 1995, Novell reduced its employment by 625 employees as the Company prepared for the sale of its personal productivity applications business.



Other Income (Expense)
                                           Q1                         Q1
                                           1996        Change         1995
--------------------------------------------------------------------------
Other income (expense), net (millions)     $13           30%          $10
Percentage of net sales                     3%                         2%
==========================================================================


The primary component of other income (expense) is investment income, which was $15 million in the first quarter of fiscal 1996 compared to $10 million in the first quarter of fiscal 1995. The increase is the result of higher average cash balances as well as higher average yields. In order to achieve potentially higher returns, a limited portion of the Company's investment portfolio is invested in mutual funds which incur some market risk. The Company believes that the market risk has been limited by diversification and by use of a funds management timing service which switches funds out of mutual funds and into money market funds when preset signals occur.


Income Taxes
                                          Q1                          Q1
                                          1996          Change        1995
--------------------------------------------------------------------------
Income taxes (millions)                    $32            -22%         $41
Percentage of net sales                     7%                          8%
Effective tax rate                         34%                         34%
==========================================================================


The Company's estimated tax rate for fiscal 1996 is 33.5%, the same as in fiscal 1995.


Net Income and Net Income Per Share

                                          Q1                            Q1
                                        1996          Change          1995
--------------------------------------------------------------------------
Net income (millions)                    $64           -22%            $82
Percentage of net sales                  15%                           17%
Net income per share                    $.17           -23%           $.22
==========================================================================



Liquidity and Capital Resources

                                               Q1                          Q4
                                               1996        Change          1994
-------------------------------------------------------------------------------
Cash and short-term investments (millions)   $1,248           -6%        $1,321
Percentage of total assets                      53%                         55%
===============================================================================



Cash and short-term investments decreased to $1,248 million at January 27, 1996 from $1,321 million at October 28, 1995. The major reason for this decrease was the $106 million used to repurchase Novell common stock during the quarter, offset by the $27 million of cash provided by operating activities, the $5 million provided by other financing activities, and the $10 million provided by other investing activities. The investment portfolio is diversified among security types, industry groups, and individual issuers. The Company's principal source of liquidity has been from operations. At January 27, 1996, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $20 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, acquisitions and strategic investments and to have flexibility in a dynamic and competitive operating environment.

During the first fiscal quarter of 1996, the Company has continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. Borrowings under the Company's credit facilities, or public offerings of equity or debt securities are available if the need arises. As the Company grows, investments will continue in product development in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 1996 are anticipated to be approximately $60 million, but could be reduced if the growth of the Company is less than presently anticipated. In addition, the Company has announced a share repurchase program whereby the Company is authorized to repurchase up to 37 million shares of its common stock in the open market during fiscal 1996. During the first quarter of 1996, approximately 7 million shares were repurchased and retired at a cost of approximately $106 million.

Forward Looking Information

Looking forward to its second fiscal quarter, Novell decided to implement a change to its traditional distribution stocking policy that will significantly reduce revenue and earnings in that quarter. Because the Company is experiencing rapid growth in revenue from expanding multi-product network software licensing programs, the Company has decided to reduce and rebalance channel inventories to change the mix of product in the channel and better match evolving purchase patterns. The Company intends to reduce product inventories by up to $225 million across its worldwide distribution channels in its second quarter of 1996. This reduction is expected to decrease second quarter revenue by a corresponding amount and will likely result in a moderate loss in the quarter. The resetting of channel inventories is expected to reduce ongoing cost of sales and lessen costs associated with channel promotions and product rotations, thereby leading to improved earnings in the second half of the year.

The above statements relating to Novell s change in distribution stocking policy are forward looking and involve a number of risks and uncertainties. As such, actual results could materially differ from those we are projecting in these forward looking statements. Unanticipated declines in revenue due to competitive, market and general economic factors could limit the Company s ability to gain the benefit of improved earnings resulting from the new channel inventory structure. Novell s projections of increasing licensing revenue are based on historical trends which, should they reverse, would negatively impact growth projections of revenue and earnings. Further uncertainties are associated with any impact to our distribution channel resulting from this change in distribution stocking policy. Novell believes this action is in the best interests of its customers, channel partners and shareholders, but implementing this program may result in some short-term business interruption as the Company, our partners, and customers work through this change.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit
Number            Description
-------           -------------
  27*             Financial Data Schedule

(b)   Reports on Form 8-K.


No reports on Form 8-K were filed by the Registrant during the quarter ended January 27, 1996.

--------------------------
*Filed herewith


                       SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     Novell, Inc.
                                     ------------
                                     (Registrant)



Date:  March 12, 1996                /s/ Robert J. Frankenberg
                                     -------------------------
                                     Robert J. Frankenberg
                                     Chairman of the Board,
                                     President, Chief Executive
                                     Officer and Director
                                     (Principal Executive Officer)



Date:  March 12, 1996                /s/ James R. Tolonen
                                     -------------------------
                                     James R. Tolonen
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)



Date:  March 12, 1996                /s/ Stephen C. Wise
                                     -------------------------
                                     Stephen C. Wise
                                     Senior Vice President, Finance
                                     (Principal Accounting Officer)
