Form 10-Q
period 1996-04-27
NOVELL INC
filed 1996-06-04
CIK 758004

       SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549


                   Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the Fiscal Quarter Ended April 27, 1996

                        or

[ ] Transition Report Pursuant to Section 13 or 15(d)
        of the Securities Exchange Act of 1934
            For the transition period from ______
                                        to ______

         Commission File Number:  0-13351

                    NOVELL, INC.
(Exact name of registrant as specified in its charter)

       Delaware                           87-0393339
(State or other jurisdiction of          (I.R.S.Employer
incorporation or organization)        Identification No.)


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

                     YES  X   NO ____

As of May 25, 1996 there were 353,083,302 shares of the registrant's common stock outstanding.



Part I.  Financial Information, Item 1.  Financial Statements
- -------------------------------------------------------------
                  NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
- -------------------------------------------------------------
                                                     Apr. 27,     Oct. 28,
Dollars in thousands, except per share data              1996         1995
- --------------------------------------------------------------------------
ASSETS

Current assets
Cash and short-term investments                     $1,181,015   $1,321,231
Receivables,  less  allowances  ($43,679  -  April;
                                 $74,857 - October)    357,122      470,437
Inventories                                             16,942       23,025
Prepaid expenses                                        31,784       50,576
Deferred income taxes                                   72,285       59,913
- ---------------------------------------------------------------------------

Total current assets                                 1,659,148    1,925,182

Property, plant and equipment, net                     357,442      390,452
Other assets                                            50,288      101,196
- ---------------------------------------------------------------------------
Total assets                                        $2,066,878   $2,416,830
===========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                     $88,591     $116,305
  Accrued compensation                                  68,319       97,637
  Accrued marketing liabilities                         47,994       72,339
  Other accrued liabilities                            117,488       90,623
  Income taxes payable                                     --        29,942
  Deferred revenue                                      38,810       54,099
- ---------------------------------------------------------------------------

Total current liabilities                              361,202      460,945

Minority interests                                      17,174       17,623
Put warrants                                            90,025          --

Shareholders' equity
  Common stock, par value $.10 a share
      Authorized - 600,000,000 shares
      Issued -     352,146,711 shares-April
                   371,567,158 shares-October           35,215       37,157
   Additional paid-in capital                          381,764      737,481
   Retained earnings                                 1,181,498    1,163,624
- ---------------------------------------------------------------------------
Total shareholders' equity                           1,598,477    1,938,262
- ---------------------------------------------------------------------------
Total liabilities and shareholders' equity          $2,066,878   $2,416,830
===========================================================================

See notes to consolidated unaudited condensed financial statements.


NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                             Fiscal Quarter Ended    Six Months Ended
                             --------------------    ----------------
Amounts in thousands,        Apr. 27,   Apr. 29,     Apr. 27,   Apr. 29,
except per share data        1996       1995         1996       1995
- ------------------------------------------------------------------------

Net sales                    $188,180  $529,508     $626,099  $1,022,733
Cost of sales                  68,614   124,455      164,625     241,330

Gross profit                  119,566   405,053      461,474     781,403

Operating expenses
   Sales and marketing        127,292   148,374      250,757     288,177
   Product development         69,723    93,000      148,356     182,817
   General and administrative  34,731    35,794       73,269      69,764
   Restructuring charges          --        --        18,442         --
- ------------------------------------------------------------------------
Total operating expenses      231,746   277,168      490,824     540,758
- ------------------------------------------------------------------------
Income (loss)
  from operations           (112,180)   127,885     (29,350)    240,645

Other income (expense)
   Investment income           11,257    15,037       26,157      24,604
   Gain on sale of assets      19,815       --        19,815         --
   Other, net                  (2,138)    1,240       (4,288)      1,498
- ------------------------------------------------------------------------
Other income, net              28,934    16,277       41,684      26,102
- ------------------------------------------------------------------------
Income (loss) before taxes    (83,246)  144,162       12,334     266,747
Income taxes                  (27,887)   48,294        4,132      89,360
- ------------------------------------------------------------------------

Net income (loss)            $(55,359)  $95,868       $8,202    $177,387
========================================================================

Weighted average shares
  outstanding                 362,442   374,383      367,013     373,205
========================================================================

Net income (loss) per share    $(0.15)    $0.26        $0.02       $0.48
========================================================================





See notes to consolidated unaudited condensed financial statements.



NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                        ________________
                                                      Apr. 27,      Apr. 29,
Amounts in thousands                                      1996          1995
- ----------------------------------------------------------------------------

Cash flows from operating activities

  Net income                                           $ 8,202     $ 177,387

Adjustments to reconcile net income to net cash
provided (used) by operating activities
  Depreciation and amortization                         51,190        46,211
  Gain on sale of assets                               (19,815)         __
  Stock plans income tax benefits                        4,863        15,409
  Decrease (increase) in receivables                   113,315        (8,011)
  Decrease in inventories                                6,083         2,679
  Decrease in prepaid expenses                          18,792        11,412
  Decrease in deferred income taxes                     17,167         3,523
  (Decrease) increase in current liabilities, net      (99,743)          239
- ----------------------------------------------------------------------------

Net cash provided from operating activities            100,054       248,849
- ----------------------------------------------------------------------------

Cash flows from financing activities
  Issuance of common stock, net                         23,630        35,909
  Repurchase of common stock                          (316,559)          --
  Sale of put warrants                                  10,055           --
- ----------------------------------------------------------------------------

Net cash (used) provided from financing activities    (282,874)       35,909
- ----------------------------------------------------------------------------

Cash flows from investing activities
  Expenditures for property, plant and equipment       (28,997)      (32,532)
  Proceeds from sale of assets                          10,750           --
  Decrease (increase) in short-term investments         38,631      (145,429)
Other                                                   (2,542)        4,852
- -----------------------------------------------------------------------------

Net cash used by investing activities                   17,842      (173,109)
- -----------------------------------------------------------------------------

Total (decrease) increase in cash and
  cash equivalents                                   $(164,978)     $111,649
- -----------------------------------------------------------------------------

Cash and cash equivalents - beginning of period        312,164       228,426

Cash and cash equivalents - end of period              147,186       340,075
Short-term investments - end of period               1,033,829       778,812
- ----------------------------------------------------------------------------

Cash and short-term investments - end of period     $1,181,015    $1,118,887
============================================================================

See notes to consolidated unaudited condensed financial statements.


                    NOVELL, INC.
NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

A.Quarterly Financial Statements

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

B.Significant Events

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

  As previously disclosed, during the second fiscal quarter of fiscal 1996, the Company implemented a change to its traditional distribution stocking policy that significantly reduced revenue and earnings in the quarter. Because the Company has experienced strong growth in revenue from expanding multi-product network software licensing programs, the Company decided to reduce and rebalance channel inventories to change the mix and volume of product in the channel and better match evolving purchase patterns. The Company estimates that it reduced product inventories in the worldwide distribution channels during the second quarter of 1996 by approximately $225 million. This was accomplished primarily by reducing shipments to distributors during the quarter. Additionally, net returns of approximately $20 million were accepted during the quarter related to this policy change. This reduction decreased second quarter revenue which caused the Company to record a loss in the quarter.

  In March 1996, the Company completed the sale of its personal productivity applications product line to Corel Corporation (Corel). The Company received approximately 10 million shares of Corel common stock and approximately $11 million in cash. This resulted in a ownership position of approximately 17% of the outstanding Corel common stock. The Company also is entitled to and has nominated a candidate for Corel s Board of Directors. The Company reported a one-time gain of $20 million in the second quarter of fiscal 1996 related to this transaction. Net of tax, the gain was $13 million, or $0.04 per share. Additionally, Corel licensed GroupWise client software, Envoy electronic publishing software, and other technologies from Novell for a minimum royalty obligation of $70 million over the next five years.

  Pursuant to a share repurchase program whereby the Company is authorized to repurchase 37 million shares of its common stock in fiscal 1996, the Company repurchased and retired approximately 23 million shares at a cost of approximately $317 million in the first six months of fiscal 1996.


C.Cash and Short-term Investments

  All marketable debt and equity securities are included in cash and short-term investments and are considered available-for-sale and carried at fair market value, with the unrealized gains and losses, net of tax, included in shareholders equity. Such securities are anticipated to be used for current operations and are therefore classified as current assets, even though some maturities may extend beyond one year and some equity securities have restrictions on disposition.

  The following is a summary of cash and short-term investments, all of which are considered available-for-sale.

                                                    Gross        Gross        Fair
                                       Cost  at     Unrealized   Unrealized   Market Value at
(Dollars in thousands)              Apr. 27, 1996   Gains        Losses       Apr. 27, 1996
- ----------------------------------------------------------------------------------------------
Cash and cash equivalents
  Cash                                   $ 90,867      $ --         $ --           $ 90,867
  Repurchase agreements                    36,066        --           --             36,066
  Tax exempt money market fund              5,053        --           --              5,053
  Municipal securities                     15,200        --           --             15,200
- ----------------------------------------------------------------------------------------------
Cash and cash equivalents               $ 147,186      $ --         $ --          $ 147,186
- ----------------------------------------------------------------------------------------------
Short-term investments
  Municipal securities                  $ 364,742      $ 2,095      $             $ 366,837
  Money market mutual funds               121,219          --         --            121,219
  Money market preferreds                 294,500           45        --            294,545
  Mutual funds                             13,864           17        --             13,881
  Equity securities                       172,373       64,974        --            237,347
- ---------------------------------------------------------------------------------------------
Short-term investments                  $ 966,698      $67,131      $ --         $1,033,829
- ---------------------------------------------------------------------------------------------
Cash and short-term investments        $1,113,884      $67,131      $ --         $1,181,015
- ---------------------------------------------------------------------------------------------

                                                       Gross        Gross        Fair
                                      Cost  at         Unrealized   Unrealized   Market Value at
(Dollars in thousands)                Oct. 28, 1995    Gains        Losses       Oct. 28, 1995
- ------------------------------------------------------------------------------------------------
Cash and cash equivalents
  Cash                                    $ 152,930      $ --         $ --         $ 152,930
  Repurchase agreements                      23,794        --           --            23,794
  Tax exempt money market fund               63,065        --           --            63,065
  Municipal securities                       72,375        --           --            72,375
- ------------------------------------------------------------------------------------------------
Cash and cash equivalents                 $ 312,164      $ --         $ --         $ 312,164
- ------------------------------------------------------------------------------------------------
Short-term investments
  Municipal securities                    $ 375,491      $ 3,220      $ --         $ 378,711
  Money market mutual funds                  38,475          --         --            38,475
  Money market preferreds                   442,500          176        --           442,676
  Mutual funds                               91,423           30        --            91,453
  Equity securities                          23,055       34,697        --            57,752
- -----------------------------------------------------------------------------------------------
Short-term investments                    $ 970,944     $ 38,123      $ --       $ 1,009,067
- -----------------------------------------------------------------------------------------------
Cash and short-term investments          $1,283,108     $ 38,123      $ --       $ 1,321,231
- -----------------------------------------------------------------------------------------------

During the first six months of fiscal 1996 the Company had realized gains of $4 million on the sale of securities compared to realized gains of $3 million on the sale of securities in the first six months of fiscal 1995.


D.  Income Taxes

    The Company's estimated effective tax rate for both the first six months of fiscal 1996 and 1995 was 33.5%. The Company paid cash amounts for income taxes of $12 million and $76 million, in the first six months of fiscal 1996 and 1995, respectively.

E.  Commitments and Contingencies

    The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At April 27, 1996 there were no borrowings, letter of credit acceptances or commitments under such line.

    The Company has an additional $10 million credit facility with another bank which is not subject to a loan agreement.
    At April  27, 1996 standby letters of credit of approximately
    $300,000 were outstanding under this agreement.

    The Company is a party to a number of legal claims arising in the ordinary course of business. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position, results of operations, or cash flows.

F.  Put Warrants

    During the second quarter of fiscal 1996, the Company sold put warrants on 7 million shares of its stock, callable on specific dates in the third and fourth quarter of fiscal 1996 and in the second quarter of fiscal 1997, giving a third party the right to sell shares of Novell common stock to the Company at contractually specified prices. The put warrant balance on the balance sheet is the amount the Company would be obligated to pay if all the put warrants were exercised. The proceeds from the issuance of the put options were accounted for as additional paid-in capital.

G.  International Sales

    The Company markets internationally both directly to end users and through distributors who sell to dealers and end users. For the six months ended April 27, 1996 and April 29, 1995, sales to international customers were approximately $322 million and $470 million, respectively. In the first six months of fiscal 1996 and fiscal 1995, 54% and 56%, respectively, of international sales were to European countries. Except for Japan, which accounted for 11% of sales in the first six months of fiscal 1996, no one foreign country accounted for 10% or more of total sales in either period. Except for one multi-national distributor, which accounted for 18% of revenue in the first six months of fiscal 1995, no customer accounted for more than 10% of revenue in the first six months of either fiscal 1996 or fiscal 1995.

H.  Net Income (Loss) Per Share

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

As previously disclosed, during the second quarter of fiscal 1996, the Company implemented a change to its traditional distribution stocking policy that significantly reduced revenue and earnings in the quarter. Because the Company had experienced strong growth in revenue from expanding multi-product network software licensing programs, the Company decided to reduce and rebalance channel inventories to change the mix and volume of product in the channel and better match evolving purchase patterns. The Company estimates that it reduced product inventories in the worldwide distribution channels during the second quarter of 1996 by approximately $225 million. This was accomplished primarily by reducing shipments to distributors during the quarter. Additionally, net returns of approximately $20 million were accepted during the quarter related to this policy change. This reduction decreased second quarter revenue which caused the Company to record a loss in the quarter.

In March 1996, the Company completed the sale of its personal productivity applications product line to Corel Corporation (Corel). The Company received approximately 10 million shares of Corel common stock and approximately $11 million in cash. This resulted in an ownership position of approximately 17% of the outstanding Corel common stock. The Company also is entitled to and has nominated a candidate for Corel s Board of Directors. The Company reported a one-time gain of $20 million in its second quarter of fiscal 1996 related to this transaction. Net of tax, the gain was $13 million, or $0.04 per share. Additionally, Corel licensed GroupWise client software, Envoy electronic publishing software, and other technologies from Novell for a minimum royalty obligation of $70 million over the next five years.


Results of Operations

Net Sales
- ---------                   Q2                Q2     YTD                YTD
                          1996    Change    1995    1996    Change     1995
- ----------------------------------------------------------------------------
Net sales (millions)      $188      -65%    $530    $626     -39%    $1,023
============================================================================


With the change in its distribution stocking policy and the sale of its personal productivity applications in the second quarter of fiscal 1996, the components of revenue in fiscal 1996 are significantly different than the components of revenue in fiscal 1995. Specifically, none of the $188 million of revenue in the second quarter of fiscal 1996 came from the normal distribution channel which has provided 50% to 60% of revenue historically. Royalty revenue was $107 million, non-royalty revenue from Japan was $31 million, non-royalty revenue from education and service was $24 million, discontinued product lines revenue was $21 million, and other sources provided $5 million of revenue.

Additionally, the Company has  redefined its product lines.   The
analysis that follows describes the product lines consistent with how the Company views its business currently and in the future.

Continuing product lines can be categorized into server operating environments, network services, UNIX royalties, and education, service and other. Historical revenues also include revenue from product lines that have been sold or discontinued, such as the personal productivity applications product line which was sold to Corel in March 1996.

The server operating environments product line includes NetWare 4 and NetWare 3 products. Server operating environments revenue was $65 million in the second quarter of fiscal 1996 compared to $244 million in the second quarter of fiscal 1995. In the first six months of fiscal 1996 server operating environments revenue was $296 million compared to $501 million in the first six months of fiscal 1995. The decreases between periods is primarily attributable to the reduction in distribution channel inventory. In spite of the distribution stocking policy change, NetWare 4 grew 13% in the first six months of fiscal 1996 compared to the first six months of fiscal 1995 while NetWare 3 declined by 64% in the same comparable periods. The server operating environments product line represented 47% of revenue in the first six months of fiscal 1996 compared to 49% of revenue in the first six months of fiscal 1995.

The network services product line includes distributed network services, application services, and management & administration products. The network services product line had revenue of $49 million in the second quarter of fiscal 1996 compared to $77 million in the second quarter of fiscal 1995. In the first six months of fiscal 1996, network services revenue was $141 million compared to revenue of $140 million in the first six months of fiscal 1995. The decrease from the second quarter of fiscal 1995 to the second quarter of 1996 is primarily attributable to the change in the distribution stocking policy. In spite of the distribution stocking policy change, revenue in the first six months of fiscal 1996 was flat with revenue in the first six months of fiscal 1995 due to strong growth in the application services and management & administration products. Network services revenue represented 23% of total revenue in the first six months of fiscal 1996 compared to 14% of revenue in the first six months of fiscal 1995.

UNIX royalties were $18 million in the second quarter of 1996 compared to $22 million in the second quarter of 1995. In the first six months of fiscal 1996, UNIX royalties were $50 million compared to $36 million in the first six months of fiscal 1995. The increase was attributable to a one-time $19 million paid up royalty recognized in the sale of the UNIX product line to SCO in the first quarter of fiscal 1996. UNIX royalties were 8% of revenues in the first six months of fiscal 1996 compared to 4% of revenues in the first six months of fiscal 1995.

Education, service, and other revenues were $35 million in the second quarter of fiscal 1996 compared to $41 million of revenue in the second quarter of fiscal 1995. In the first six months of fiscal 1996, education, service, and other revenues were $77 million compared to $72 million in the first six months of fiscal 1995. Education, service, and other revenues were 12% of revenue in the first six months of fiscal 1996 compared to 7% of revenue in the first six months of fiscal 1995.


Revenue from discontinued product lines, made up primarily of the personal productivity applications product line which was sold to Corel in March 1996, was $21 million in the second quarter of fiscal 1996 compared to $146 million in the second quarter of fiscal 1995. In the first six months of fiscal 1996, revenue from discontinued product lines was $63 million compared to $274 million in the first six months of fiscal 1995. Discontinued product lines were 10% of revenues in the first six months of fiscal 1996 compared to 27% of revenues in the first six months of fiscal 1995.

International sales accounted for 51% of revenues in the first six months of fiscal 1996 compared to 46% of revenues in the first six months of fiscal 1995. The reason for this increase is that a relatively larger portion of the decrease in distribution channel inventories in the second quarter of fiscal 1996 occurred in the United States.


Gross Profit
- ------------                    Q2               Q2     YTD             YTD
                              1996    Change   1995    1996   Change   1995
- ----------------------------------------------------------------------------
Gross profit (millions)       $120     -70%    $405    $461    -41%    $781
Percentage of net sales        64%              76%     74%             76%
============================================================================


The gross margin percentage decreased in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 and in the first six months of fiscal 1996 compared to the first six months of fiscal 1995 due to the fixed portion of cost of sales being a much higher percentage of the lower revenues in the second quarter of fiscal 1996 due to the change in the distribution stocking policy.


Operating Expenses
- ------------------                 Q2                Q2     YTD              YTD
                                 1996    Change    1995    1996    Change   1995
- --------------------------------------------------------------------------------
Sales and marketing (millions)   $127     -14%     $148    $251      13%    $288
Percentage of net sales           68%               28%     40%              28%
- --------------------------------------------------------------------------------
Product development (millions)   $70      -25%     $93     $148     -19%    $183
Percentage of net sales          37%               18%      24%              18%
- --------------------------------------------------------------------------------
General and
  administrative (millions)      $35      -3%     $36      $73       4%      $70
Percentage of net sales          18%              7%       12%                7%
- --------------------------------------------------------------------------------
Restructuring
  charges (millions)              --      --      --       $18       --      --
Percentage of net sales           --              --        3%               --
- --------------------------------------------------------------------------------
Total operating
  expenses (millions)           $232    -16%    $277      $491      -9%     $541
Percentage of net sales         123%             52%       78%               53%
- --------------------------------------------------------------------------------

Total operating expenses, excluding nonrecurring charges, declined 16% in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 and by 13% in the first six months of fiscal 1996 compared to the first six months of fiscal 1995. These decreases are due to the sale of the UNIXWare product line and the personal productivity applications product line and to company-wide cost controls as the Company took significant actions to refocus on network software.


 On an absolute dollar basis, sales and marketing expenses decreased significantly in both the second quarter of fiscal 1996 and in the first six months of fiscal 1996 compared to the same periods in fiscal 1995. These decreases are primarily attributable to lower corporate marketing and domestic sales expenses. Sales and marketing expenses increased significantly as a percentage of net sales in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 and in the first six months of fiscal 1996 compared to the first six months of fiscal 1995 due to much lower revenues in the second quarter of fiscal 1996 as a result of the change in the distribution stocking policy. Sales and marketing expenses fluctuate as a percentage of net sales in any given period due to product promotions, advertising or other discretionary expenses.

On an absolute dollar basis, product development expenses decreased significantly in the second quarter of fiscal 1996 and in the first six months of fiscal 1996 compared to the same periods in fiscal 1995. These decreases relate to a reduction in expenses due to the sale of the UNIXWare product line to SCO in the first quarter of fiscal 1996 and to the sale of the personal productivity applications product line to Corel in the second quarter of fiscal 1996. Product development expenses increased significantly as a percentage of net sales in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 and in the first six months of fiscal 1996 compared to the first six months of fiscal 1995 due to much lower revenues in the second quarter of fiscal 1996 as a result of the change in the distribution stocking policy.

On an absolute dollar basis, general and administrative expenses were relatively flat for all comparable periods. Reductions in general and administrative expenses as a result of the merger with WordPerfect Corporation were made before the beginning of fiscal 1995 resulting in flat expenses in fiscal 1996 compared to fiscal 1995. General and administrative expenses increased as a percentage of net sales in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 and in the first six months of fiscal 1996 compared to the first six months of fiscal 1995 due to much lower revenues in the second quarter of fiscal 1996 as a result of the change in the distribution stocking policy.

During  the  first quarter  of 1996,  the  Company wrote  off $18
million of   tax  deductible restructuring charges  for severance
and redundant facilities as the Company prepared for the sale of its personal productivity applications product line.

                                                   Q2                      YE
                                                 1996        Change      1995
- ------------------------------------------------------------------------------
Employees                                       5,860         -23%      7,572
Annualized revenue per employee (thousand's)     $184         -28%       $255
==============================================================================


In the first six months of fiscal 1996, Novell reduced its employment by 1,902 employees as the Company prepared for and completed the sale of its personal productivity applications product line and transitioned former UNIX Systems Group employees to SCO and other third parties.

The decline in annualized revenue per employee is due to lower revenue in the second quarter of fiscal 1996 as a result of the change in the distribution stocking policy.

Other Income (Expense)
- ---------------------                     Q2              Q2      YTD             YTD
                                        1996    Change   1995    1996   Change   1995
- -------------------------------------------------------------------------------------
Other income (expense), net (millions)   $29     81%      $16     $42     62%     $26
Percentage of net sales                  15%               3%      7%              3%
=====================================================================================


The primary component of other income (expense) is investment income, which was $11 million in the second quarter of fiscal 1996 compared to $15 million in the second quarter of fiscal 1995 and was $26 million in the first six months of fiscal 1996 compared to $25 million in the first six months of fiscal 1995. The decrease on a quarter to quarter comparison and the relative flatness on a year to date comparison is due to the Company's share repurchase program in fiscal 1996 whereby it has repurchased approximately 23 million shares of its common stock at a cost of $317 million. This has reduced cash available for investment, and therefore, investment income. In order to achieve potentially higher returns, a limited portion of the Company's investment portfolio is invested in mutual funds which incur some market risk. The Company believes that the market risk has been limited by diversification and by use of a funds management timing service which switches funds out of mutual funds and into money market funds when preset signals occur.

Also included in other income (expense), the Company recorded a gain of $20 million on the sale of its personal productivity applications product line in the second quarter of fiscal 1996.


Income Taxes
- ------------                 Q2                Q2     YTD              YTD
                           1996     Change   1995    1996    Change   1995
- --------------------------------------------------------------------------
Income taxes (millions)   $(28)     -158%     $48      $4     -96%     $89
Percentage of net sales    -15%                9%       1%              9%
Effective tax rate          34%               34%      34%             34%
==========================================================================


The Company's estimated tax rate for fiscal 1996 is 33.5%, the same as in fiscal 1995.



Net Income and Net Income Per Share
- -----------------------------------
                                Q2                  Q2     YTD              YTD
                              1996     Change     1995    1996    Change   1995
- -------------------------------------------------------------------------------
Net income (millions)        $(55)     -157%       $96      $8     -95%    $177
Percentage of net sales       -29%                 18%      1%              17%
Net income per share       $(0.15)               $0.26   $0.02            $0.48
===============================================================================


Liquidity and Capital Resources
- -------------------------------                  Q2                         YE
                                               1996         Change        1995
- ------------------------------------------------------------------------------
Cash and short-term investments (millions)   $1,181          -11%       $1,321
Percentage of total assets                      57%                        55%
==============================================================================

Cash and short-term investments decreased to $1,181 million at April 27, 1996 from $1,321 million at October 28, 1995. The major reasons for this decrease were the $317 million used to repurchase Novell common stock and $29 million used for property, plant and equipment expenditures; offset by the $100 million of cash provided by operating activities, $34 million provided by other financing activities, and $72 million from other investing activities. The investment portfolio is diversified among security types, industry groups, and individual issuers. The Company's principal source of liquidity has been from operations. At April 27, 1996, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $20 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, acquisitions and strategic investments and to have flexibility in a dynamic and competitive operating environment.

During fiscal 1996, the Company has continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. Borrowings under the Company's credit facilities, or public offerings of equity or debt securities are available if the need arises. As the Company grows, investments will continue in product development in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 1996 are anticipated to be approximately $60 million, but could be reduced if the growth of the Company is less than presently anticipated. In addition, the Company has announced a share repurchase program whereby the Company is authorized to repurchase up to 37 million shares of its common stock in the open market during fiscal 1996. During the first six months of 1996, approximately 23 million shares were repurchased and retired at a cost of approximately $317 million.

Forward Looking Information

As previously disclosed, during second fiscal quarter of fiscal 1996, Novell implemented a change to its traditional distribution stocking policy that significantly reduced revenue and earnings in the quarter. The Company estimates that it reduced product inventories in its worldwide distribution channels during the second quarter of 1996 by approximately $225 million. The resetting of channel inventories is expected to reduce ongoing cost of sales and lessen costs associated with channel promotions, product rotations, and new product releases, thereby leading to improved earnings in the second half of fiscal 1996.

The above statements relating to Novell s change in distribution stocking policy and possible improved earnings in the second half of fiscal 1996 are forward looking and involve a number of risks and uncertainties. As such, actual results could materially differ from those we are projecting in these forward looking statements. Unanticipated declines in revenue due to competitive, market and general economic factors could limit the Company's ability to gain the benefit of improved earnings resulting from the new channel inventory structure. Novell s projections of increasing licensing revenue are based on historical trends which, should they reverse, would negatively impact growth projections of revenue and earnings. Further uncertainties are associated with any impact to our distribution channel resulting from this change in distribution stocking policy. Novell believes this action is in the best interests of its customers, channel partners and shareholders, but implementing this program may result in some short-term business interruption as the Company, our partners, and customers work through this change.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

The  Company held its Annual Meeting of Shareholders on April 10,
1996 for the following purposes:

1.  To elect eight directors;
2. To approve and ratify the adoption of amendments to the Novell, Inc. Stock Option Plan for Non-Employee Directors, including an increase in the shares reserved for issuance thereunder from 800,000 to 1,500,000 shares.

The following tables set forth the outcome of the matters voted upon at the meeting and the number of votes cast for, against or withheld.

                                           Votes            Votes
Proposal 1                                   For         Withheld
- -----------------------------------------------------------------
Election of Directors
    Robert J. Frankenberg            299,597,082        4,519,514
    Alan C. Ashton                   299,521,136        4,595,460
    Elaine R. Bond                   277,919,725       26,196,871
    Hans-Werner Hector               298,365,654        5,750,942
    Jack L. Messman                  277,965,392       26,151,204
    Larry W. Sonsini                 275,654,218       28,462,378
    Ian R. Wilson                    299,958,864        4,157,732
    John A. Young                    300,056,889        4,059,707


                                          Votes            Votes          Votes
Proposal 2                                  For            Against        Withheld/Abstained
- --------------------------------------------------------------------------------------------
Approval and ratification of the
adoption of amendments to the
Novell, Inc. Stock Option Plan
for Non-Employee Directors          246,572,871       50,019,133          1,866,651
============================================================================================

At the Annual Meeting of Shareholders on April 10, 1996, the following proposal was brought to the floor by a shareholder.


                                                           Votes              Votes
                                                             For            Against
- -----------------------------------------------------------------------------------
Rescind the amendments to the Novell, Inc.
Stock Option Plan for Non-Employee Directors           22,036,169       219,186,724
===================================================================================


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number          Description

  27*           Financial Data Schedule

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended April 27, 1996.



*Filed herewith


                            SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Novell, Inc.
                                   ------------
                                   (Registrant)



Date: May 31, 1996                 /s/ Robert J. Frankenberg
                                   -------------------------
                                   Robert J. Frankenberg
                                   Chairman of the Board,
                                   President, Chief Executive
                                   Officer and Director
                                   (Principal Executive Officer)



Date: May 31, 1996                 /s/ James R. Tolonen
                                   --------------------
                                   James R. Tolonen
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)



Date: May 31, 1996                 /s/ Stephen C. Wise
                                   -------------------
                                   Stephen C. Wise
                                   Senior Vice President,Finance
                                   (Principal Accounting Officer)