Form 10-Q
period 1996-07-27
NOVELL INC
filed 1996-09-10
CIK 758004

          SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549


                     Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Fiscal Quarter Ended July 27, 1996

                        or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from_________
                                  to_________

Commission File Number:  0-13351

                   NOVELL, INC.
(Exact name of registrant as specified in its charter)

       Delaware                           87-0393339
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification No.)


               1555 N. Technology Way
                  Orem, Utah 84097
(Address of principal executive offices and zip code)

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

                YES __X__   NO____

As of August 24, 1996 there were 343,930,347 shares of the registrant's common stock outstanding.



Part I.  Financial Information, Item 1.  Financial Statements

NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
- ----------------------------------------------------------------------
                                                Jul. 27,      Oct. 28,
Dollars in thousands, except per share data         1996          1995
- ----------------------------------------------------------------------
ASSETS

Current assets
  Cash and short-term investments               $993,712    $1,321,231
  Receivables,  less  allowances
    ($55,763 - July; $74,857 - October)          400,977       470,437
  Inventories                                     12,709        23,025
  Prepaid expenses                                31,749        50,576
  Deferred income taxes                           77,539        59,913
- ----------------------------------------------------------------------
Total current assets                           1,516,686     1,925,182

Property, plant and equipment, net               381,405       390,452
Other assets                                      49,350       101,196
- ----------------------------------------------------------------------
Total assets                                  $1,947,441    $2,416,830
======================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                               $74,374      $116,305
  Accrued compensation                            58,315        97,637
  Accrued marketing liabilities                   48,476        72,339
  Other accrued liabilities                      117,398        90,623
  Income taxes payable                               --         29,942
  Deferred revenue                                35,335        54,099
- ----------------------------------------------------------------------
Total current liabilities                        333,898       460,945

Minority interests                                17,034        17,623
Put warrants                                      90,025           --

Shareholders' equity
  Common stock, par value $.10 a share
      Authorized - 600,000,000 shares
      Issued - 343,819,711 shares-July
               371,567,158 shares-October         34,382        37,157
   Additional paid-in capital                    262,185       737,481
   Retained earnings                           1,209,917     1,163,624
- ----------------------------------------------------------------------
   Total shareholders' equity                  1,506,484     1,938,262
- ----------------------------------------------------------------------
Total liabilities and shareholders' equity    $1,947,441    $2,416,830
======================================================================

See notes to consolidated unaudited condensed financial statements.


NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME


                                 Fiscal Quarter Ended         Nine Months Ended
                                 --------------------         -----------------
Amounts in thousands,            Jul. 27,     Jul. 29,     Jul. 27,      Jul. 29,
except per share data                1996         1995         1996          1995
- ---------------------------------------------------------------------------------
  Net sales                      $365,091     $537,922     $991,190    $1,560,655
  Cost of sales                    75,618      125,600      240,243       366,930
- ---------------------------------------------------------------------------------
Gross profit                      289,473      412,322      750,947     1,193,725

Operating expenses
  Sales and marketing             124,853      149,010      375,610       437,187
  Product development              60,345       89,788      208,701       272,605
  General and administrative       34,299       39,368      107,568       109,132
  Restructuring charges               --           --        18,442          --
- ---------------------------------------------------------------------------------
Total operating expenses          219,497      278,166      710,321       818,924
- ---------------------------------------------------------------------------------
Income from operations             69,976      134,156       40,626       374,801

Other income (expense)
  Investment income                15,558       14,572       41,715        39,176
  Gain on sale of assets             --           --         19,815           --
  Other, net                        (822)        4,604      (5,110)         6,102
- ---------------------------------------------------------------------------------
Other income, net                  14,736       19,176       56,420        45,278
- ---------------------------------------------------------------------------------
Income before taxes                84,712      153,332       97,046       420,079
Income taxes                       25,953       51,366       30,085       140,726
- ---------------------------------------------------------------------------------
Net income                        $58,759     $101,966      $66,961      $279,353
=================================================================================
Weighted average
  shares outstanding              352,129      376,494      362,052       374,302
=================================================================================
Net income per share               $ 0.17       $ 0.27       $ 0.18        $ 0.75
=================================================================================






See notes to consolidated unaudited condensed financial statements.



NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                        -----------------
                                                       Jul. 27,    Jul. 29,
Amounts in thousands                                    1996          1995
- ----------------------------------------------------------------------------
Cash flows from operating activities

  Net income                                          $66,961      $279,353

Adjustments to reconcile net income to net cash
provided (used) by operating activities
  Depreciation and amortization                        77,970        69,398
  Gain on sale of assets                              (19,815)          --
  Stock plans income tax benefits                       9,964        22,954
  Decrease (increase) in receivables                   69,460       (75,973)
  Decrease (increase) in inventories                   10,316        (2,913)
  Decrease in prepaid expenses                         18,827        17,796
  Decrease in deferred income taxes                    11,917         7,046
  (Decrease) increase in current liabilities, net    (127,047)       32,694
- ----------------------------------------------------------------------------
Net cash provided from operating activities           118,553       350,355
- ----------------------------------------------------------------------------
Cash flows from financing activities
  Issuance of common stock, net                        35,145        48,974
Repurchase of common stock                           (455,700)          --
  Sale of put warrants                                 12,195           --
- ----------------------------------------------------------------------------
Net cash (used) provided from financing activities   (408,360)       48,974
- ----------------------------------------------------------------------------
Cash flows from investing activities
  Expenditures for property, plant and equipment      (77,249)      (48,131)
  Proceeds from sale of assets                         10,750           --
  Decrease (increase) in short-term investments       209,117      (241,083)
  Other                                                (1,925)       17,337
- ----------------------------------------------------------------------------
Net cash used by investing activities                 140,693      (271,877)

Total (decrease) increase in cash and
  cash equivalents                                  $(149,114)    $ 127,452
Cash and cash equivalents - beginning of period       312,164       228,426
- ----------------------------------------------------------------------------
Cash and cash equivalents - end of period             163,050       355,878
Short-term investments - end of period                830,662       874,466
- ----------------------------------------------------------------------------
Cash and short-term investments - end of period     $ 993,712    $1,230,344
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

    During   the    second  fiscal  quarter  of fiscal  1996,   the
    Company   implemented   a    change  to   its traditional
    distribution  stocking policy  that  significantly reduced
    revenue  and earnings  in that  quarter.   Because the Company
    has  experienced   strong  growth   in  revenue  from expanding
    multi-product  network software  licensing programs, theCompany
    decided   to  reduce   and   rebalance  channelinventories to
    change the  mix and  volume of  product in  the channel  and
    better  match  evolving  purchase patterns.    The Company
    estimates that it reduced product inventories in the worldwide distribution channels during the second quarter of 1996 by
    approximately  $225 million.    This was  accomplished primarily
    by reducing shipments to distributors during the second quarter. Additionally, net returns of approximately $20 million were accepted during the second quarter related to this policy change.

    In March 1996, the Company completed the sale of its personal productivity applications product line to Corel Corporation (Corel). The Company received approximately 10 million shares of Corel common stock and approximately $11 million in cash. This resulted in an ownership position of approximately 17% of the outstanding Corel common stock. The Company also is entitled to and has nominated a candidate for Corel's Board of Directors. The Company reported a one-time gain of $20 million in the second quarter of fiscal 1996 related to this transaction. Net of tax, the gain was $13 million, or $0.04 per share. Additionally, Corel licensed GroupWise client software, Envoy electronic publishing software, and other technologies from Novell for a minimum royalty obligation of $70 million over the next five years.

    On August  29, 1996, the  Company announced  the resignation of
    Robert  J.  Frankenberg   as  Chairman,  President  and   Chief
    Executive Officer.   John A. Young,  a member  of the Companys
    Board of  Directors, was named Chairman  of the  Board.  Joseph
    A.  Marengi,  formerly   Executive  Vice  President,  Worldwide
    Sales, was named President.   The Company also announced it has
    commenced a search for a new Chief Executive Officer. On September 6, 1996, the Company also announced the resignation of Stephen C. Wise as Senior Vice President, Finance, effective September 27, 1996.


    Pursuant to a share repurchase program whereby the Company is authorized to repurchase up to 10 percent of its outstanding common stock in fiscal 1996, the Company repurchased and retired approximately 33 million shares at a cost of approximately $456 million in the first nine months of fiscal 1996.

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


                                                       Gross       Gross        Fair
                                       Cost at    Unrealized  Unrealized   Market Value at
(Dollars in thousands)            Jul. 27, 1996        Gains    Losses       Jul. 27, 1996
- ------------------------------------------------------------------------------------------
Cash and cash equivalents
  Cash                                $ 88,794       $ --        $ --            $ 88,794
  Repurchase agreements                 51,786         --          --              51,786
  Tax exempt money market fund             --          --          --                 --
  Municipal securities                  24,000         --          --              24,000
- -----------------------------------------------------------------------------------------
Cash and cash equivalents            $ 164,580       $ --        $ --           $ 164,580
- -----------------------------------------------------------------------------------------

Short-term investments
  Municipal securities               $ 362,628       $ 1,328     $ --           $ 363,956
  Money market mutual funds             75,551           --        --              75,551
  Money market preferreds              190,500            45       --             190,545
  Mutual funds                          14,010            18       --              14,028
  Equity securities                    172,521        12,531       --             185,052
- -----------------------------------------------------------------------------------------
Short-term investments               $ 815,210       $13,922    $  --           $ 829,132
- -----------------------------------------------------------------------------------------
Cash and short-term investments      $ 979,790       $13,922    $  --           $ 993,712
- -----------------------------------------------------------------------------------------

                                                       Gross       Gross           Fair
                                      Cost  at    Unrealized  Unrealized  Market Value at
(Dollars in thousands)           Oct. 28, 1995         Gains      Losses    Oct. 28, 1995
- -----------------------------------------------------------------------------------------
Cash and cash equivalents
  Cash                               $ 152,930        $ --        $ --          $ 152,930
  Repurchase agreements                 23,794          --          --             23,794
  Tax exempt money market fund          63,065          --          --             63,065
  Municipal securities                  72,375          --          --             72,375
- -----------------------------------------------------------------------------------------
Cash and cash equivalents            $ 312,164        $ --        $ --          $ 312,164
- -----------------------------------------------------------------------------------------

Short-term investments
  Municipal securities               $ 375,491        $ 3,220     $ --          $ 378,711
  Money market mutual funds             38,475            --        --           $ 38,475
  Money market preferreds              442,500            176       --            442,676
  Mutual funds                          91,423             30       --             91,453
  Equity securities                     23,055         34,697       --             57,752
- -----------------------------------------------------------------------------------------
Short-term investments               $ 970,944        $38,123     $ --         $1,009,067
- -----------------------------------------------------------------------------------------
Cash and short-term investments     $1,283,108        $38,123     $ --         $1,321,231
- -----------------------------------------------------------------------------------------


    During the first nine months of fiscal 1996 the Company had realized gains of $8 million on the sale of securities compared to realized gains of $4 million on the sale of securities in the first nine months of fiscal 1995.

D.  Income Taxes

    The Company's estimated effective tax rate for the first nine months of fiscal 1996 was 31% compared to 33.5% in fiscal 1995. The reduction in the effective tax rate is due primarily to revised estimates of earnings for fiscal 1996. The Company paid cash amounts for income taxes of $15 million and $105 million, in the first nine months of fiscal 1996 and 1995, respectively.

E.  Commitments and Contingencies

    The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At July 27, 1996 there were no borrowings, letter of credit acceptances or commitments under such line.

    The Company has an additional $5 million credit facility with another bank which is not subject to a loan agreement. At
    July  27, 1996  standby  letters of  credit  of approximately
    $300,000 were outstanding under this agreement.

    The Company is a party to a number of legal claims arising in the ordinary course of business. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position, results of operations, or cash flows.

F.  Put Warrants

    During the third quarter of fiscal 1996, the Company sold put warrants on 2 million shares of its stock, callable in the first quarter of fiscal 1997, giving a third party the right to sell shares of Novell common stock to the Company at contractually specified prices. Also, during the second quarter of fiscal 1996, the Company sold put warrants on 7 million shares of its stock, callable on specific dates in the third and fourth quarter of fiscal 1996 and in the second quarter of fiscal 1997. During the third quarter of fiscal 1996, the Company settled 2 million of its put warrant obligations. The put warrant balance on the balance sheet is the amount the Company would be obligated to pay if all the outstanding put warrants were exercised. The proceeds from the issuance of the put options were accounted for as additional paid-in capital.

G.  International Sales

    The Company markets internationally both directly to end users and through distributors who sell to dealers and end
    users.   For the nine months ended July 27, 1996 and July 29,
    1995, sales to international customers were approximately $498 million (50% of revenue) and $712 million (46% of revenue), respectively. In the first nine months of fiscal 1996 and
    fiscal  1995, 54%  and 57%, respectively,  of   international
    sales  were  to   European countries.  No one foreign country
    accounted for 10% or more of total sales in either period. Except for one multi-national distributor, which accounted for 17% of revenue in the first nine months of fiscal 1995, no customer accounted for more than 10% of revenue in the first nine months of either fiscal 1996 or fiscal 1995.

H.  Net Income Per Share

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


Item  2.  Management's  Discussion  and  Analysis  of   Financial
Condition and Results of Operations

Introduction

Novell is the world's leading network software provider. The Company offers a wide range of network solutions for distributed network, Internet, intranet and small-business markets.

During the first nine months of fiscal 1996 the Company sold off and discontinued two product lines in order to focus on its network software business.

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

During  the   second   quarter   of   fiscal  1996,  the  Company
implemented a change to its traditional distribution stocking policy that significantly reduced revenue and
earnings  in   that   quarter.       Because    the  Company  had
experienced strong growth in revenue from expanding multi-product network software licensing programs, the Company decided to reduce and rebalance channel inventories to change the mix and volume of product in the channel and better match evolving purchase patterns. The Company estimates that it reduced product inventories in the worldwide distribution channels during the second quarter of 1996 by approximately $225 million. This was accomplished primarily by reducing shipments to distributors during the second quarter. Additionally, net returns of approximately $20 million were accepted during the second quarter related to this policy change.

In March 1996, the Company completed the sale of its personal productivity applications product line to Corel Corporation (Corel). The Company received approximately 10 million shares of Corel common stock and approximately $11 million in cash. This resulted in an ownership position of approximately 17% of the outstanding Corel common stock. The Company also is entitled to and has nominated a candidate for Corel's Board of Directors. The Company reported a one-time gain of $20 million in its second quarter of fiscal 1996 related to this transaction. Net of tax, the gain was $13 million, or $0.04 per share. Additionally, Corel licensed GroupWise client software, Envoy electronic publishing software, and other technologies from Novell for a minimum royalty obligation of $70 million over the next five years.

On August 29, 1996, the Company announced the resignation of Robert J. Frankenberg as Chairman, President and Chief Executive Officer. John A. Young, a member of the Companys Board of Directors, was named Chairman of the Board. Joseph A. Marengi, formerly Executive Vice President, Worldwide Sales, was named President. The Company also announced it has commenced a search for a new Chief Executive Officer. On September 6, 1996, the Company also announced the resignation of Stephen C. Wise as Senior Vice President, Finance, effective September 27, 1996.


Results of Operations
- ---------------------
Net Sales
                                 Q3             Q3     YTD              YTD
                               1996   Change  1995    1996   Change    1995
- ---------------------------------------------------------------------------
Net sales (millions)           $365    -32%   $538    $991    -37%   $1,561
===========================================================================

With the change in its distribution stocking policy and the sale of its personal productivity applications in the second quarter of fiscal 1996, the components of revenue in fiscal 1996 are significantly different than the components of revenue in fiscal 1995.

Additionally, the Company has redefined its product lines. The analysis that follows describes the product lines consistent with how the Company currently views its business.

Continuing product lines can be categorized into server operating environments, network services, UNIX royalties, and education, service and other. Historical revenues also include revenue from product lines that have been sold or discontinued, such as the personal productivity applications product line which was sold to Corel in March 1996.

The server operating environments product line includes NetWare 4 and NetWare 3 products. Server operating environments revenue was $216 million in the third quarter of fiscal 1996 compared to $295 million in the third quarter of fiscal 1995. In the first nine months of fiscal 1996 server operating environments revenue was $512 million compared to $796 million in the first nine months of fiscal 1995. The decrease in the third quarter of fiscal 1996 over the same period in fiscal 1995 is a result of flat NetWare 4 sales combined with declining sales of NetWare 3. The decrease between the first nine months of fiscal 1996 and fiscal 1995 is primarily attributable to the reduction in distribution channel inventory in the second quarter of fiscal 1996 as well as an overall decrease in sales of NetWare 3. In spite of the distribution stocking policy change, NetWare 4 grew 7% in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995 while NetWare 3 declined by 60% in the same comparable periods. The server operating environments product line represented 52% of revenue in the first nine months of fiscal 1996 compared to 51% of revenue in the first nine months of fiscal 1995.

The network services product line includes distributed network services, application services, and management & administration products. The network services product line had revenue of $92 million in the third quarter of fiscal 1996 compared to $93 million in the third quarter of fiscal 1995. In the first nine months of fiscal 1996, network services revenue was $233 million compared to revenue of $232 million in the first nine months of fiscal 1995. Revenue was flat from the third quarter of fiscal 1995 to the third quarter of 1996 with strong growth in management & administrative products offset by decreases in distributed network services and application services. In spite of the distribution stocking policy change, revenue in the first nine months of fiscal 1996 was flat with revenue in the first nine months of fiscal 1995 due to strong growth in management & administration products. Network services revenue represented 24% of total revenue in the first nine months of fiscal 1996 compared to 15% of revenue in the first nine months of fiscal 1995.

UNIX royalties were $18 million in the third quarter of 1996 compared to $20 million in the third quarter of 1995. In the first nine months of fiscal 1996, UNIX royalties were $68 million compared to $59 million in the first nine months of fiscal 1995. The increase was attributable to a one-time $19 million paid up royalty recognized in the sale of the UNIX product line to SCO in the first quarter of fiscal 1996. UNIX royalties were 7% of
revenues in the first nine months of fiscal 1996 compared to 4% of revenues in the first nine months of fiscal 1995.

Education, service, and other revenues were $39 million in the third quarter of fiscal 1996 compared to $41 million of revenue in the third quarter of fiscal 1995. In the first nine months of fiscal 1996, education, service, and other revenues were $116 million compared to $113 million in the first nine months of fiscal 1995. Education, service, and other revenues were 12% of revenue in the first nine months of fiscal 1996 compared to 7% of revenue in the first nine months of fiscal 1995.
Revenue from discontinued product lines, made up primarily of the personal productivity applications product line which was sold to Corel in March 1996, was $63 million in the first nine months of fiscal 1996 compared to $364 million in the first nine months of fiscal 1995. Discontinued product lines were 6% of revenues in the first nine months of fiscal 1996 compared to 23% of revenues in the first nine months of fiscal 1995.

International sales accounted for 50% of revenues in the first nine months of fiscal 1996 compared to 46% of revenues in the first nine months of fiscal 1995. The reason for this increase is that a relatively larger portion of the decrease in distribution channel inventories in the second quarter of fiscal 1996 occurred in the United States.


Gross Profit
- ------------
                                 Q3             Q3     YTD            YTD
                               1996   Change  1995    1996  Change   1995
- -------------------------------------------------------------------------
Gross profit (millions)        $289    -30%   $412    $751   -37%  $1,194
Percentage of net sales         79%            77%     76%            76%
=========================================================================


The gross margin percentage increased in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 due to lower material and service costs. They remained flat in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995.


Operating Expenses
- ------------------
                                         Q3               Q3     YTD             YTD
                                       1996    Change   1995    1996   Change   1995
- ------------------------------------------------------------------------------------
Sales and marketing (millions)         $125     -16%    $149    $376    -14%    $437
Percentage of net sales                 34%              28%     38%             28%
Product development (millions)          $60     -33%     $90    $209    -23%    $273
Percentage of net sales                 16%              17%      21%            17%
General and administrative (millions)   $34     -13%     $39    $108     -1%    $109
Percentage of net sales                  9%               7%     11%              7%
Restructuring charges (millions)         --      --       --     $18      --     --
Percentage of net sales                  --               --      2%             --
Total operating expenses (millions)    $219     -21%    $278    $710     -13%  $819
Percentage of net sales                 60%              52%     72%            52%
====================================================================================


Total   operating   expenses,  excluding   nonrecurring  charges,
declined 21% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 and by 16% in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995. These decreases are due to the sale of the UnixWare product line and the personal productivity applications product line and the associated transfer of employees to the acquiring companies and to company-wide cost controls as the Company took significant actions to refocus on network software.


 On an absolute dollar basis, sales and marketing expenses decreased significantly in both the third quarter of fiscal 1996 and in the first nine months of fiscal 1996 compared to the same periods in fiscal 1995. These decreases are primarily attributable to lower corporate & product marketing and domestic sales expenses as a result of the sale of the personal productivity applications product line. Sales and marketing expenses increased as a percentage of net sales in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995 due to much lower revenues in the second quarter of fiscal 1996 as a result of the change in the distribution stocking policy. Sales and marketing expenses fluctuate as a percentage of net sales in any given period due to product promotions, advertising or other discretionary expenses.

On an absolute dollar basis, product development expenses decreased significantly in the third quarter of fiscal 1996 and in the first nine months of fiscal 1996 compared to the same periods in fiscal 1995. These decreases relate to a reduction in expenses due to the sale of the UnixWare product line to SCO in the first quarter of fiscal 1996 and to the sale of the personal productivity applications product line to Corel in the second quarter of fiscal 1996. Product development expenses increased as a percentage of net sales in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995 due to much lower revenues in the second quarter of fiscal 1996 as a result of the change in the distribution stocking policy.

On an absolute dollar basis, general and administrative expenses decreased in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 and were relatively flat in the first nine months of both fiscal 1996 and fiscal 1995. The decrease in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 was primarily the result of lower information services and finance costs. Reductions in general and administrative expenses as a result of the merger with WordPerfect Corporation were made before the beginning of fiscal 1995 resulting in flat expenses in fiscal 1996 compared to fiscal 1995. General and administrative expenses increased as a percentage of net sales in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995 due to much lower revenues in the second quarter of fiscal 1996 as a result of the change in the distribution stocking policy.

During  the  first quarter  of 1996,  the  Company wrote  off $18
million of   tax  deductible restructuring charges  for severance
and redundant facilities as the Company prepared for the sale of its personal productivity applications product line.

                                                   YTD                YTD
                                                  1996    Change     1995
- -------------------------------------------------------------------------
Employees                                        5,737     -25%     7,599
Annualized revenue per employee (thousand's)      $198     -24%      $259
=========================================================================


In the first nine months of fiscal 1996, Novell reduced its employment by 2,025 employees as the Company prepared for and completed the sale of its UnixWare and personal productivity applications product lines and terminated or transitioned former UNIX Systems Group and personal productivity group employees to SCO, Corel, and other third parties.

The decline in annualized revenue per employee is due to lower revenue in the second quarter of fiscal 1996 as a result of the change in the distribution stocking policy.



Other Income (Expense)
- ----------------------
                                           Q3              Q3     YTD            YTD
                                         1996   Change   1995    1996   Change  1995
- ------------------------------------------------------------------------------------
Other income (expense), net (millions)    $15    -21%     $19     $56     24%    $45
Percentage of net sales                    4%              4%      6%             3%
====================================================================================

The primary component of other income (expense) is investment income, which was $16 million in the third quarter of fiscal 1996 compared to $15 million in the third quarter of fiscal 1995 and was $42 million in the first nine months of fiscal 1996 compared to $39 million in the first nine months of fiscal 1995. The increase on a quarter to quarter comparison as well as on a year to date comparison is due to higher capital gains on the sale of certain equity investments in the third fiscal quarter of fiscal 1996 somewhat offset by lower interest and dividend income due to lower cash balances as the Company repurchased approximately 33 million shares of its common stock at a cost of $456 millon. In order to achieve potentially higher returns, a limited portion of the Company's investment portfolio is invested in mutual funds which incur some market risk. The Company believes that the market risk has been limited by diversification and by use of a funds management timing service which switches funds out of mutual funds and into money market funds when preset signals occur.


Also included in other income (expense), the Company recorded a gain of $20 million on the sale of its personal productivity applications product line in the second quarter of fiscal 1996.


Income Taxes
- ------------
                                     Q3             Q3     YTD             YTD
                                   1996   Change  1995    1996   Change   1995
- ------------------------------------------------------------------------------
Income taxes (millions)             $26    -49%    $51    $30     -79%    $141
Percentage of net sales              7%             9%     3%               9%
Effective tax rate                  31%            34%    31%              34%
==============================================================================


The Company's estimated tax rate for fiscal 1996 is 31% compared to 33.5% for fiscal 1995. The third quarter rate of 30.6% includes an adjustment reflecting the revision from 33.5% used in both the first and second quarter of fiscal 1996. The reduction in the effective tax rate is due primarily to revised estimates of earnings for fiscal 1996.


Net Income and Net Income Per Share
- -----------------------------------

                                   Q3                Q3      YTD             YTD
                                 1996     Change   1995     1996    Change   1995
- ---------------------------------------------------------------------------------
Net income (millions)             $59      -42%    $102      $67     -76%    $279
Percentage of net sales           16%               19%       7%              18%
Net income per share            $0.17             $0.27    $0.18            $0.75
=================================================================================



Liquidity and Capital Resources
- -------------------------------
                                                   Q3                       YE
                                                 1996        Change       1995
- -------------------------------------------------------------------------------
Cash and short-term investments (millions)       $994         -25%      $1,321
Percentage of total assets                        51%                      55%
===============================================================================


Cash and short-term investments decreased to $994 million at July 27, 1996 from $1,321 million at October 28, 1995. The major reasons for this decrease were the $456 million used to repurchase Novell common stock and $77 million used for property, plant and equipment expenditures; offset by the $119 million of cash provided by operating activities, $47 million provided by other financing activities, and $40 million from other investing activities. The investment portfolio is diversified among security types, industry groups, and individual issuers. The Company's principal source of liquidity has been from operations. At July 27, 1996, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $15 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, acquisitions and strategic investments and to have flexibility in a dynamic and competitive operating environment.

During fiscal 1996, the Company has continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. Borrowings under the


Company's credit facilities, or public offerings of equity or debt securities are available if the need arises. As the Company grows, investments will continue in product development in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 1996 are anticipated to be approximately $90 million, up from the original estimate of $60 million, as the Company purchased an office complex to house its United Kingdom subsidiary. Capital expenditures could be reduced if the growth of the Company is less than presently anticipated. In addition, the Company has announced a share repurchase program whereby the Company is authorized to repurchase up to 10 percent of its outstanding common stock in the open market during fiscal 1996. During the first nine months of 1996, approximately 33 million shares were repurchased and retired at a cost of approximately $456 million.

Forward Looking Information

As previously disclosed, during the second fiscal quarter of fiscal 1996, Novell implemented a change to its traditional distribution stocking policy that significantly reduced revenue and earnings in the quarter. The Company estimates that it reduced product inventories in its worldwide distribution channels during the second quarter of 1996 by approximately $225 million. The resetting of channel inventories is expected to reduce ongoing cost of sales and lessen costs associated with channel promotions, product rotations, and new product releases.

The above statements relating to Novell's change in distribution stocking policy and possible improved earnings in the second half of fiscal 1996 are forward looking and involve a number of risks and uncertainties. As such, actual results could materially differ from those we are projecting in these forward looking statements. Unanticipated declines in revenue due to competitive, market and general economic factors could limit the Company's ability to gain the benefit of improved earnings resulting from the new channel inventory structure. Novell's projections of increasing licensing revenue are based on historical trends which, should they reverse, would negatively impact growth projections of revenue and earnings. Further uncertainties are associated with any impact to our distribution channel resulting from this change in distribution stocking policy. Novell believes this action is in the best interests of its customers, channel partners and shareholders, but implementing this program may result in some short-term business interruption as the Company, our partners, and customers work through this change.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number          Description
  27*           Financial Data Schedule

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended July 27, 1996.


- ---------------------
*Filed herewith

                          SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Novell, Inc.
                                   ------------
                                   (Registrant)



Date: September 9, 1996            /s/ Joseph A. Marengi
                                   ---------------------
                                   Joseph A. Marengi
                                   President
                                   (Principal Executive Officer)



Date: September 9, 1996            /s/ James R. Tolonen
                                   --------------------
                                   James R. Tolonen
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)



Date: September 9, 1996            /s/ Stephen C. Wise
                                   --------------------
                                   Stephen C. Wise
                                   Senior Vice President, Finance
                                   (Principal Accounting Officer)







