Form 10-K
period 1996-10-26
NOVELL INC
filed 1997-01-24
CIK 758004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 26, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-13351

                                  NOVELL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                      DELAWARE                                            8700393339
           (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

                              122 EAST 1700 SOUTH
                               PROVO, UTAH 84606
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (801) 861-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.10 per share
                        Preferred Share Purchase Rights

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock held by nonaffiliates on December 31, 1996 (based on the last reported price of the Common Stock on the NASDAQ National Market System on such date) was $3,276,624,587.

     As of December 31, 1996 there were 346,579,445 shares of the registrant's common stock outstanding.

     Portions of Registrant's Annual Report to Shareholders for the fiscal year ended October 26, 1996, are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 9, 1997, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Novell, Inc. ("Novell" or the "Company") is the world's leading network software provider. The Company offers a wide range of network solutions with distributed network, Internet, and intranet products for both large enterprise and small-business markets.

     The Company was incorporated in Delaware on January 25, 1983. Novell's executive offices are located at 122 East 1700 South, Provo, Utah 84606. Its telephone number at that address is (801) 861-7000.

     The Company markets its products through 40 U.S. and 63 international sales offices. The Company sells its products through distributors and national retail chains, who in turn sell the Company's products to retail dealers. The Company also sells its products to OEMs, system integrators, and VARs as well as direct to end users through licensing agreements.

     The Company primarily conducts product development activities in San Jose, California; and Orem and Provo, Utah. It also contracts out some product development activities to third-party developers.

     During fiscal 1996, Novell sold its UnixWare and personal productivity applications product lines in exchange for significant ownership interest in the two acquiring companies. Also, during fiscal 1996, the Company significantly reduced the amount of its product held by distributors by reducing shipments into the distribution channel by approximately $225 million in the second quarter. These actions significantly reduced fiscal 1996 reported revenue compared to fiscal 1995, and make meaningful year-to-year comparisons difficult. After completing these transactions during the first half of fiscal 1996, the Company reported significantly improved profitability in the second half of fiscal 1996.

     In December 1995, Novell sold its UnixWare product line to the Santa Cruz Operation, Inc. (SCO). The Company realized a small gain and recorded $19 million of Unix technology royalty revenue from this transaction in the first quarter of fiscal 1996. Under the agreement, Novell received approximately 6 million shares of SCO common stock, resulting in ownership of approximately 17% of SCO common stock. The agreement also calls for Novell to receive a revenue stream from SCO based on revenue performance of the purchased UnixWare product line. This revenue stream is not to exceed $84 million net present value, and will end by the year 2002. In addition, Novell will continue to receive revenue from existing licenses for older versions of UNIX System source code. Novell acquired this product line as part of its 1993 purchase of UNIX Systems Laboratories, Inc.

     In March 1996, the Company completed the sale of its personal productivity applications product line to Corel Corporation (Corel). The Company received approximately 10 million shares of Corel common stock and approximately $11 million of cash. This resulted in an ownership position of approximately 17% of the outstanding Corel common stock. The Company reported a one-time gain of $20 million in the second quarter of fiscal 1996 related to this transaction. Additionally, Corel licensed GroupWise client software, Envoy electronic publishing software, and other technologies from Novell for a minimum royalty obligation of approximately $50 million over the next five years. The Company originally acquired the personal productivity applications product line as part of its merger with WordPerfect Corporation (WordPerfect) and the related purchase of the Quattro Pro spreadsheet product line from Borland International, Inc. (Borland) in fiscal 1994.

     During the second quarter of fiscal 1996, the Company implemented the change to its traditional distribution stocking policy because the Company had experienced strong growth in revenue from software licensing programs, thereby lowering the need for higher volume of product in the distribution channel.

     In June 1994, the Company completed a merger with WordPerfect, whereby WordPerfect was merged into Novell. Approximately 51 million shares of Novell common stock were exchanged for all of the outstanding common stock of WordPerfect. The transaction was accounted for as a pooling of interests. Additionally, in June 1994, the Company acquired from Borland its Quattro Pro spreadsheet product line for

$110 million of cash and assumed liabilities of $10 million, and purchased a three-year license to reproduce and distribute up to one million copies of current and future versions of Borland's Paradox relational database product for $35 million of cash.

BUSINESS STRATEGY

     Novell provides standards-based network software for intranets and the Internet. The Internet has accelerated the pace at which networks are becoming the center of information technology solutions. Networks have become the primary information asset in business. The value of information resources is shifting from individual applications, operating systems and files to how they are collectively distributed and accessed across networks. Novell provides network software to make these information resources available to network users where and when they are needed. The Company's network solutions enable businesses to protect and expand their investments in information resources in an increasingly networked world.

     Novell's network solutions integrate information resources and provide necessary network management, messaging and groupware capabilities for customers worldwide. Networks are inherently a mix of varied computer systems, applications and other devices. Novell software creates an infrastructure for managing, maintaining and accessing distributed network resources.

     Novell has oriented all of its products to Internet standards, enabling customers to increase the performance of traditional local and wide area networks. Today, businesses are rapidly developing corporate intranets that leverage the rapid and easy file access available on the World Wide Web. Corporate intranets maintain and provide secure access to distributed information assets across networks.

     Novell network software provides customers with choices for significantly enhancing the affordability, management, and ease of use of the changing mix of computer operating systems and applications that are important to information technology solutions. Together with its partners, the Company is a driving force in expanding the value of networks for customers worldwide.

TECHNOLOGIES

     Establishing Novell Directory Services as a de facto industry standard. Novell Directory Services (NDS) is a key part of Novell's strategy for providing infrastructure software for business intranets and the Internet. NDS is a distributed database of users, network equipment, computer systems, applications, files and other network resources. It provides distributed centralized access control, security, management and administration of information resources across computer networks. NDS is integrated with the company's IntranetWare server operating system and in 1997 will be available as a standalone product for single servers that run other leading server operating systems. NDS provides full support for Internet protocols, including the lightweight directory access protocol (LDAP). To establish NDS as the de facto industry standard for all server platforms, Novell will distribute in 1997, single-server NDS royalty-free to computer server OEMs to include with their UNIX server operating systems. Novell will also make a binary version of NDS that runs on the Windows NT server operating system available to manufacturers of Intel servers. With NDS on leading server platforms, Novell and its partners will provide value-added network services software that uses the directory as a foundation. The first of these products from Novell will enable replication and synchronization of the directory between individual servers on the network.

     Providing Novell Directory Services for the Internet. Since 1994, Novell has been partnering with telecommunications carriers and Internet service providers (ISPs) to provide NDS for the Internet. Novell's partners use NDS as the basis for business intranet services that enable their customers to out-source the complexity and lower the cost of maintaining wide-area networks. These services provide managed Internet access that authenticates users and provides secure, reliable communications and access to confidential business information resources over the Internet. AT&T in the United States and NTT in Japan were the first to make NDS for the Internet available. Other carriers and ISPs plan to make the service available in 1997. Novell's partners are cooperating to provide interoperability between their networks and maintain a replicated NDS directory that spans between their different services.

     Providing value-added network services software for business intranets and the Internet. Novell delivers network services that run on the company's IntranetWare/NetWare network operating system for business intranets and the Internet. These network services add intelligence to the network to reduce costs of ownership and administration, simplify management tasks for administrators, and make access to network-based information easier for end users. In the first release of NetWare thirteen years ago, network services encompassed only file and print. Over the past decade, network services provided by Novell have expanded to include host communications, network management, collaboration and messaging, Web services, security, and advanced file and print.

     Providing network applications for network solutions. GroupWise is Novell's leading network application, providing electronic mail, calendaring, scheduling task and document management features. GroupWise can be hosted on servers running the IntranetWare, Windows NT and UNIX operating systems. In 1996, the Company expanded the functionality of GroupWise by including Internet access and greater integration with network directories and management products. ManageWise is the market leading management software offering for managing all network resources from the servers that run IntranetWare and NT server operating systems to the clients, computers, and other devices that access information resources. To provide complete network management solutions, ManageWise integrates with enterprise management products from Hewlett Packard, IBM, Sun and others.

PROGRAMS

     Technical Support Alliance. In May 1991, Novell announced the formation of the Technical Support Alliance (TSA), with 40 current members including Apple, Compaq, Hewlett-Packard, Intel, IBM, Lotus, Microsoft, and Oracle. The TSA was organized to provide one-stop multivendor support. Member companies provide cooperative efforts to support their customers.

     Certified Novell Engineer Program.  Through the Certified Novell Engineer
(CNE) program, Novell is strengthening the networking industry's Level I support self-sufficiency. CNEs are individuals who receive high-level training, information, and advanced technical telephone support (Level II) from Novell. CNEs may be employed by resellers, independent support organizations, or Novell Support Organizations (NSOs). The NSO program pools the capabilities of the industry's best support providers. NSOs have contractual agreements with Novell that are designed to ensure quality service on a national or global level for NetWare and other Novell products.

     Novell Authorized Education Centers. Novell offers education to end users through nearly 1,300 independent Novell Authorized Education Centers (NAECs) worldwide, which use Novell-developed courses to instruct students in the use and maintenance of Novell products. Novell also offers self-paced training products.

     Novell Labs. Novell Labs works with third-party manufacturers to test and certify hardware and software components designed to interoperate with Novell products. Novell distributes these test results to inform customers about products that have formally demonstrated Novell product compatibility. Novell Lab certification programs help vendors to market their products through Novell's distribution channels. The primary goal of Novell Labs is to foster working relationships between Novell and third-party hardware and software suppliers. Secondary goals include promoting certified products to industry resellers, anticipating industry products' direction through co-marketing efforts, and working with vendors to co-develop critical network components.

     DeveloperNet. Novell's DeveloperNet delivers software, tools, training, education, support and partnering opportunities to developers through the global DeveloperNet subscription. This program is the primary communication channel to the developer community, with over 6,000 DeveloperNet subscribers. Novell's development initiative, DeveloperNet 2000 is Novell's initiative to give developers the flexibility to build network-aware applications for the Internet and business intranets by using the development tools of their choice. Through DeveloperNet 2000, Novell is committed to making its network services accessible to developers using Java, Scripting, RAD Components and C/C++.

     Yes Program. Novell developed the Yes program and the Yes logo to help customers identify and purchase third-party hardware and software products that are compatible with Novell products. The program is designed to be the method by which third-party compatible products are branded and recognized by Novell. The Yes logo is recognized around the world as a mark that indicates a specific product's compatibility with Novell products.

PARTNERSHIPS

     Development Partners. When customers request a new service or function be added to Novell products, Novell investigates the most effective way to deliver that functionality to the user. Sometimes the best way is for Novell to partner with a company who has expertise in that specific area. By partnering, the combination of Novell's core expertise in networks and the partner's expertise in the given product area combine to deliver a better solution faster than if Novell would have attempted to develop it alone.

     Systems Partners. Novell partners with companies who have complimentary software and hardware. The resulting solution is a powerful combination of products that deliver enterprise-wide connectivity solutions. These partners include system suppliers like IBM, Compaq, DEC and HP, as well as system integration experts like Memorex Telex, Arthur Andersen, and EDS.

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

NOVELL PRODUCTS

     The Company's products fall within three categories: Internet Access Products, Management Products and Groupware Products. Novell products work together, interoperate with thousands of third-party solutions, and span data networks from workgroup LANs to the Internet.

     Internet Access Products provide the foundation of networking and network services that can be extended throughout an organization's network, intranets and the Internet. These products include: NetWare 3 network operating system, which provides users with access to data and resources controlled by a single server. NetWare 4 network operating system, which features NetWare Directory Services (NDS) and provides the user with access to the resources of the entire enterprise or wide-area network; IntranetWare, which encompasses NetWare 4 and adds Intranet/Internet connectivity and Web site hosting capabilities; and Intranetware for Small Business, a version of IntranetWare that leverages the strengths of NetWare and IntranetWare with ease of installation and administration required by small business.

     Management Products provide reliable management solutions for reducing down time and support costs, for maximizing network efficiency and enabling customers to focus more on their core business. The flagship product, ManageWise, is the only comprehensive, integrated management solution on the market today, enabling customers to manage and optimize their heterogeneous networking environment. It features server management, desktop management, network traffic analysis, automated network inventory, remote control, and virus protection. Administration products allow efficient management of rights and resources for NDS and NT Domains. The Novell Application Launcher and ManageWise significantly reduce the cost of managing networked computers, improve the productivity of network administrators and increase the availability of new and updated software. Ultimately, the family of management solutions helps to improve network efficiency, performance and the bottom line.

     Groupware Products utilize IntranetWare network services to provide rich access to network-based information. The Company's GroupWise family of groupware products now serves over 7 million users with integrated E-Mail, group calendaring, scheduling, online conferencing, forms and document management. GroupWise is the premier collaboration product for intranets and the Internet and integrates these capabilities along with Internet E-mail, fax and voice messages.

PRODUCT DEVELOPMENT

     Due to the rapid pace of technological change in its industry, the Company believes that its future success will depend, in part, on its ability to enhance and develop its software products to satisfactorily meet dynamic market needs.

     During fiscal 1996, 1995, and 1994, product development expenses were approximately $276 million, $368 million, and $347 million, respectively. The Company's product development effort consists primarily of work performed by employees; however, the Company also utilizes third-party technology partners to assist with product development.

SALES AND MARKETING

     Novell markets its NetWare family of network products through distributors, dealers, vertical market resellers, systems integrators, and OEMs who meet the Company's criteria, as well as to major end users. In addition, the Company conducts sales and marketing activities and provides technical support, training, and field service to its customers from its offices in San Jose, California; Provo and Orem, Utah; and from its 40 U.S. and 63 international sales offices.

     Distributors. Novell has established a network of independent distributors, which resell the Company's products to dealers, VARs, and computer retail outlets. As of December 31, 1996, there were approximately 16 U.S. distributors and approximately 140 international distributors.

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

     International Sales. In fiscal 1996, 1995, and 1994, approximately 50%, 47%, and 43%, respectively, of the Company's net sales were to customers outside the U.S. To date, substantially all international sales except Japanese sales, Indian sales, and certain European sales to non-multinational distributors that were shipped from its distribution center in Dublin, Ireland have been invoiced by the Company in U.S. dollars. In fiscal 1997 the Company anticipates that a portion of international revenues will continue to be invoiced in U.S. dollars. The exceptions to the U.S. dollar invoicing will be Japanese sales through the Company's joint venture in Japan, Indian sales through the Company's joint venture in India and certain sales from its distribution center in Dublin, Ireland. No one foreign country accounted for more than 10% of net sales in any period. In fiscal 1995 and 1994, the Company had one multinational distributor, which accounted for 15% and 12% of revenue, respectively. Otherwise, no customer accounted for more than 10% of revenue in any period.

     Marketing. The Company's marketing activities include distribution of sales literature and press releases, advertising, periodic product announcements, support of NetWare user groups, publication of technical and other articles in the trade press, and participation in industry seminars, conferences, and trade shows. The marketing departments of the Company employ many technical laboratories which test and evaluate networked computer equipment and individual devices. The knowledge derived from these laboratories is the basis for the technical publications published by the Company. These activities are designed to educate the market about networks in general, as well as to promote the Company's products. Through the Professional Developers Program, the Company strongly supports independent software and hardware vendors in developing products that work on Novell networks. Thousands of multiuser application software packages are now compatible with the NetWare operating system. In March 1996, the twelfth annual BrainShare Conference was held to inform and educate developers about Novell product strategy, Novell open architecture programming interfaces, and Novell third-party product certification programs.

SERVICE, SUPPORT, AND EDUCATION

     The purpose of any service program is to help users get the most out of the products they buy. Novell offers a variety of support alternatives and encourages users to select the services that best meet their needs. These include the worldwide service and support organization, the Technical Support Alliance, the Certified Novell Engineer program, Novell Authorized Education Centers, the Independent Manufacturer Support Program, and the Client-Server Testing Program.

MANUFACTURING SUPPLIERS

     The Company's products, which consist primarily of software diskettes and manuals, are duplicated by outside vendors. This allows the Company to minimize the need for expensive capital equipment in an industry in which multiple high-volume manufacturers are available.

BACKLOG

     Lead times for the Company's products are typically short. Consequently, the Company does not believe that backlog is a reliable indicator of future sales or earnings. The absence of significant backlog may contribute to unpredictability in the Company's net income and to fluctuations in the Company's stock price. See "Factors Affecting Earnings and Stock Price." The Company's backlog of orders at January 20, 1997, was approximately $66 million, compared with $112 million at January 20, 1996.

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

     The market for computer software, has become increasingly competitive due to Microsoft's growing presence in all sectors of the software business. The Company does not have the product breadth and market power of Microsoft. Microsoft's dominant position provides it with distinct competitive advantages. This position may enable Microsoft to increase its market position even if the Company succeeds in introducing products with performance and features superior to those offered by Microsoft. In addition, Microsoft's ability to offer networking functionality in future versions of its products or to provide incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products, may significantly inhibit the Company's ability to grow its business. In addition, as Microsoft creates new operating systems and applications, there can be no assurance that Novell will be able to ensure that its products will be compatible with those of Microsoft.

     As the Company sharpened its focus, it decided to sell product lines -- UnixWare and the WordPerfect personal productivity applications, which did not contribute to Novell's network focus. Even with a sharpened focus, the Company may face competition from other industry companies which could introduce competitive operating systems. If any of these competing products achieves market acceptance, Novell's business and results of operations could be materially adversely affected.

LICENSES, PATENTS AND TRADEMARKS

     The Company relies on copyright, patent, trade secret and trademark law, as well as provisions in its license, distribution and other agreements in order to protect its intellectual property rights. The Company has been issued what it considers to be valuable patents and has numerous other patents pending. No assurance can be given that the patents pending will be issued or, if issued, will provide protection for the Company's competitive position. Although Novell intends to protect its patent rights vigorously, there can be no assurance that these measures will be successful nor that the claims on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the Company's technology or the circumvention of its patent protection by competitors could have a material adverse effect on the Company's ability to compete successfully in its business.

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

EMPLOYEES

     As of December 31, 1996, the Company had 5,818 employees. The functional distribution of its employees was: sales and marketing -- 1,806; product development -- 1,930; general and administrative -- 886; service, support, education, and operations -- 1,196. Of these, 1,659 employees are in offices outside the U.S. All other Company personnel are based at the Company's facilities in Utah, California, and various U.S. field offices. None of the employees is represented by a labor union, and the Company considers its employee relations to be excellent.

     Competition for qualified personnel in the computer industry is intense. To make a long-term relationship with the Company rewarding, Novell endeavors to give its employees and in some cases its consultants, challenging work, educational opportunities, competitive wages, sales commission plans, bonuses, and through stock option and, stock purchase plans, opportunities to participate financially in the ownership and success of the Company.

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

     A goal of the Company is to deliver groupware application solutions combining network services and workgroup applications. The future success of this strategy will depend in part on the Company's ability to develop and market new competitive products for workgroup productivity and information processing. Development of these products has already required and will continue to require a substantial investment in research and development, particularly as a result of the decision to offer products across multiple operating environments. Although Novell's existing network of distributors should assist in this transition, marketing and distribution of these products may require developing new marketing and sales strategies and will entail significant expense. The Company has had only limited experience in the market for these products, and there can be no assurance that the Company will be successful in developing and marketing these new products.

     The Company's future earnings and stock price could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and earnings may be unpredictable due to its shipment patterns. As is typical in the software industry, a high percentage of the Company's revenues are expected to be earned in the third month of each fiscal quarter and will tend to be concentrated in the latter half of that month. Accordingly, quarterly financial results will be difficult to predict and quarterly financial results may fall short of anticipated levels. Because the Company's backlog early in a quarter will not generally be large enough to assure that it will meet its revenue targets for any particular quarter, quarterly results may be difficult to predict until the end of the quarter. A shortfall in shipments at the end of any particular quarter may cause the results of that quarter to fall significantly short of anticipated levels. Due to analysts' expectations of continued growth, any such shortfall in earnings can be expected to have an immediate and very significant adverse effect on the trading price of Novell's Common Stock in any given period. The past pattern of new product introductions has caused revenues to fluctuate, sometimes significantly, on a quarter-by-quarter basis. Such revenue fluctuations may contribute to the volatility of the trading price of Novell Common Stock in any given period.

     In addition, the market prices for securities of software companies have been historically volatile. The market price of Novell Common Stock, in particular, has been subject to wide fluctuations in the past. As a result of the foregoing factors and other factors that may arise in the future, the market price of Novell's

Common Stock may be subject to significant fluctuations within a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer industry or the securities markets in general.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, titles with Novell, and present and past positions of the persons currently serving as executive officers of Novell.

                                               HAS BEEN
                NAME                   AGE   OFFICER SINCE             POSITION OR OFFICE
-------------------------------------  ---   -------------   --------------------------------------
Joseph A. Marengi....................  43         1993       President and Chief Operating Officer
Mary M. Burnside.....................  49         1989       Executive Vice President, Corporate
                                                               Services
Glenn Ricart.........................  47         1996       Executive Vice President and Chief
                                                               Technology Officer
James R. Tolonen.....................  47         1989       Executive Vice President and Chief
                                                               Financial Officer
David R. Bradford....................  46         1986       Senior Vice President, General
                                                             Counsel, and Corporate Secretary
Denise Y. Gibson.....................  41         1996       Senior Vice President, Internet
                                                             Products
Ronald E. Heinz......................  38         1996       Senior Vice President, Worldwide Sales
Jennifer A. Konecny-Costa............  50         1996       Senior Vice President, Human Resources
Victor C. Langford...................  44         1996       Senior Vice President, Internet
                                                             Strategies
Darcy G. Mott........................  44         1989       Vice President and Treasurer

     Joseph A. Marengi joined the Company in 1989 through the Excelan merger and held various sales positions with the Company until October 1992 when he became Senior Vice President, Worldwide Sales. In August 1993 he was elected a corporate officer. In April 1994 he became Executive Vice President, Worldwide Sales and in August 1996 he became President and Chief Operating Officer.

     Mary M. Burnside joined the Company in 1988 and in January 1989 she became Senior Vice President, Operations and was elected a corporate officer. In November 1991 she became Executive Vice President, Corporate Services Group. In August 1993 she joined the Office of the President as Chief Operating Officer. In April 1994 she became Executive Vice President and Chief Operating Officer. In August 1996 she became Executive Vice President, Corporate Services.

     Glenn Ricart joined the Company in August 1995 as Senior Vice President, Corporate Research and Development. In February 1996 he became the Chief Technology Officer and was elected a corporate officer. Prior to joining Novell, he served at the University of Maryland since 1982 in various capacities including, Director of the Computer Science Center, Affiliate Associate Professor of the Computer Science Department and as the Assistant Vice Chancellor for Academic Information Technology. In September 1994 he began a sabbatical at the Advanced Research Projects Agency, a branch of the United States Department of Defense.

     James R. Tolonen, a Certified Public Accountant, joined the Company in 1989 through the Excelan merger and became a Senior Vice President and Chief Financial Officer in August 1989 and was elected a corporate officer. In August 1993 he joined the Office of the President as Chief Financial Officer. In April 1994 he became Executive Vice President and Chief Financial Officer.

     David R. Bradford joined the Company in October 1985 as Corporate Counsel. He became Corporate Secretary in January 1986, Senior Corporate Counsel in April 1986, and Senior Vice President, General Counsel, and Corporate Secretary in April 1989.

     Denise Y. Gibson joined the Company in May 1996 and has served in various positions including Senior Vice President and General Manager of the Distributed Networks Business Unit. In October 1996, she became Senior Vice President, Internet Products, and was elected a corporate officer. Prior to joining Novell she served since 1990 as Vice President of Developer Services and General Manager of Value Added Services Division of Tandem Computers, a computer hardware and software company.

     Ronald E. Heinz joined the Company in 1987 and has served in various sales and marketing positions including Vice President, North America and Latin America Sales and Marketing. In January 1997 he became Senior Vice President, Worldwide Sales and was elected a corporate officer.

     Jennifer A. Konecny-Costa joined the Company in June 1996 as Senior Vice President, Human Resources and was elected a corporate officer. From 1994 to June 1996, she was Vice President, Human Resources at Wilson, Sonsin, Goodrich & Rosati, a law firm representing high technology companies. Prior to that, she was Vice President, Human Resources from 1988 through 1994 at Silicon Graphics, a software company.

     Victor C. Langford joined the Company in July 1994 and has served in various positions including Senior Vice President and General Manager of the Internet/Intranet Services Business Unit. In October 1996, he became Senior Vice President, Internet Strategies, and was elected a corporate officer. Prior to joining Novell, he served since April 1992 as Vice President of Worldwide Research and Development at Software Publishing Corporation, a software company. Prior to that he served since April 1990 as President of Tymlabs, a software company.

     Darcy G. Mott, a Certified Public Accountant, joined the Company in September 1986. He served in various finance positions and became Corporate Controller in February 1989. He was elected a corporate officer in November 1989 and became Treasurer in January 1991. In December 1995 he became Vice President and Treasurer.

ITEM 2.  PROPERTIES

     The Company owns and occupies a 1,000,000 square-foot office complex on 99 acres in Orem, Utah, which is used as a product development center. It also owns and occupies a 550,000 square-foot office complex on 46 acres in Provo, Utah, which is used as corporate headquarters and a product development center. It also owns a 380,000 square-foot manufacturing and distribution facility on 23 acres in Lindon, Utah, all of which is leased to a third party manufacturer. The Company also owns a 100,000 square-foot office building in Herndon, Virginia. The Company occupies approximately 1/3 of the space in this building and leases the remainder to tenants. The Company also owns two buildings, totaling 87,000 square feet in San Jose, California, which it had previously leased. They are used primarily for product development. The Company also has an Irish subsidiary which owns a 72,000 square foot office building in the United Kingdom and leases the building to the Company's United Kingdom subsidiary. Additionally, the Company owns approximately 48 acres of undeveloped land in San Jose, California and has capacity to expand on its land in Orem and Provo, Utah.

     The Company has subsidiaries in Argentina, Australia, Austria, Belgium, Brazil, Canada, Colombia, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Ireland, Italy, Japan, Korea, Mexico, Netherlands, Norway, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, United Kingdom, and Venezuela -- each of which leases its facilities.

     The Company leases offices for product development in San Jose, California; Berkeley Heights, New Jersey; and Hungerford, U.K.; and a distribution facility in San Jose, California. The Company also leases sales and support offices in Arizona, California (5), Colorado, Connecticut, District of Columbia, Florida
(3), Georgia, Illinois, Massachusetts, Michigan, Minnesota, Missouri (2), New Jersey, New York (2), North Carolina, Ohio (3), Oregon, Pennsylvania (2), Tennessee, Texas (3), Utah, Virginia, Washington, Chile, China, Malaysia, New Zealand, Russia, Taiwan, Thailand, and United Arab Emirates.

     The terms of such leases vary from month to month to up to ten years.

ITEM 3.  LEGAL PROCEEDINGS

     In 1993, a suit was filed due to a failed contract against a company that Novell subsequently acquired. The plaintiff obtained a jury verdict against the acquired company in 1996. The acquired company is seeking to have the verdict overturned. Novell does not believe the resolution of this legal matter will have a material adverse effect on its financial position, results of operations, or cash flows.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Selected Consolidated Quarterly Financial Data" on page 33 of the Company's Annual Report to Shareholders for the fiscal year ended October 26, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by Item 6 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Selected Consolidated Financial Data" on page 14 of the Company's Annual Report to Shareholders for the fiscal year ended October 26, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 19 of the Company's Annual Report to Shareholders for the fiscal year ended October 26, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 of Form 10-K is incorporated herein by reference to the Company's consolidated financial statements and related notes thereto, together with the report of the independent auditors presented on pages 20 through 32 of the Company's Annual Report to Shareholders for the fiscal year ended October 26, 1996, and to the information contained in the section captioned "Selected Consolidated Quarterly Financial Data" on page 33 of the Company's Annual Report to Shareholders for the fiscal year ended October 26, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required with respect to identification of directors is incorporated herein by reference to the information contained in the section captioned "Election of Directors" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 9, 1997, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. Information regarding executive officers of Novell is set forth under the caption "Executive Officers" in Item 1a hereof.

     Each director and each officer of the Company who is subject to Section 16 of the Securities Exchange Act of 1934 (the "Act") is required by Section 16(a) of the Act to report to the Securities and Exchange Commission by a specified date his or her transactions in the Company's securities. In fiscal 1996, the Company believes that all Forms 3, 4 and 5 were filed on time except for Director Hector, whose Form 4 for the purchase of 5,000 shares was filed one week late. Mr. Frankenberg, whose Form 4 for the purchase of 1,000 shares was filed two months late.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Executive Compensation" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 9, 1997, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Securities Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 9, 1997, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Certain Transactions" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 9, 1997, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934, as amended.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this annual report on Form 10-K for Novell, Inc.:

      1. The Consolidated Financial Statements, the Notes to Consolidated Financial
           Statements and the Report of Ernst & Young LLP, Independent Auditors, listed below are incorporated herein by reference to pages 20 through 32 of the
           Company's Annual Report to Shareholders for the fiscal year ended October 26,
           1996.
         Consolidated Statements of Income for the fiscal years ended October 26, 1996,
           October 28, 1995, and October 29, 1994.
         Consolidated Balance Sheets at October 26, 1996 and October 28, 1995.
         Consolidated Statements of Shareholders' Equity for the fiscal years ended
           October 26, 1996, October 28, 1995, and October 29, 1994.
         Consolidated Statements of Cash Flows for the fiscal years ended October 26,
           1996, October 28, 1995, and October 29, 1994.
         Notes to Consolidated Financial Statements.
         Report of Ernst & Young LLP, Independent Auditors.

                                                                                           PAGE
                                                                                           ----
      2. Financial Statement Schedules:
         Schedule II Valuation and Qualifying Accounts...................................    15
         Schedules other than that listed above are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.
      3. Exhibits:
         A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits, and is
           incorporated herein by this reference thereto.................................    16

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended October 26, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Novell, Inc.
                                          (Registrant)

                                          By        /s/ JOHN A. YOUNG
                                            ------------------------------------
                                              (John A. Young, Chairman of the
                                                           Board)

Date: January 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   NAME                                  TITLE                      DATE
------------------------------------------  --------------------------------  -----------------
          /s/ JOSEPH A. MARENGI             President and Chief Operating      January 21, 1997
------------------------------------------    Officer (Principal Executive
           (Joseph A. Marengi)                Officer)

           /s/ JAMES R. TOLONEN             Executive Vice President and       January 21, 1997
------------------------------------------    Chief Financial Officer
            (James R. Tolonen)                (Principal Financial and
                                              Accounting Officer)
            /s/ ELAINE R. BOND              Director                           January 21, 1997
------------------------------------------
             (Elaine R. Bond)

          /s/ HANS-WERNER HECTOR            Director                           January 21, 1997
------------------------------------------
           (Hans-Werner Hector)

           /s/ JACK L. MESSMAN              Director                           January 21, 1997
------------------------------------------
            (Jack L. Messman)

           /s/ LARRY W. SONSINI             Director                           January 21, 1997
------------------------------------------
            (Larry W. Sonsini)

            /s/ IAN R. WILSON               Director                           January 21, 1997
------------------------------------------
             (Ian R. Wilson)

                                  NOVELL, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                 ACCOUNTS RECEIVABLE ALLOWANCE
                                           --------------------------------------------------------------------------
                                                        ADDITIONS    ADDITIONS    DEDUCTIONS   DEDUCTIONS
                                           BALANCE AT   CHARGED TO   CHARGED TO      FROM       FROM BAD     BALANCE
                                           BEGINNING      RETURN      BAD DEBT      RETURN        DEBT       AT END
                                           OF PERIOD     RESERVES     RESERVES     RESERVES     RESERVES    OF PERIOD
                                           ----------   ----------   ----------   ----------   ----------   ---------
                                                                         (IN THOUSANDS)
Fiscal year ended October 29, 1994.......   $ 50,202     $228,295     $  8,293     $194,101     $  9,755     $82,934

Fiscal year ended October 28, 1995.......   $ 82,934     $290,613     $ 10,470     $305,679     $  3,481     $74,857

Fiscal year ended October 26, 1996.......   $ 74,857     $314,979     $  6,481     $323,438     $ 11,939     $60,940

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION
------   ------------------------------------------------------------------------------------
  3.1    Restated Certificate of Incorporation.(4)(Exhibit 3.1)
  3.2    By-Laws.(1)(Exhibit 3.1)
  4.1    Reference is made to Exhibit 3.1.
  4.2    Form of certificate representing the shares of Novell Common Stock.(1)(Exhibit 4.3)
  4.3    Rights Agreement dated December 7, 1988, between Novell, Inc. and Mellon Bank (East)
         N.A., as Rights Agent, relating to the Shareholder Rights Plan.(3)(Exhibit 1)
 10.1    Novell, Inc., Employee Retirement and Savings Plan dated December 8, 1996(2)(Exhibit
         10.9)
 10.2    Agreement and Plan of Reorganization dated March 23, 1989, among Novell, Inc.;
         Lansub Corporation; and Excelan, Inc.(5)(Appendix A)
 10.3    Novell, Inc. 1989 Employee Stock Purchase Plan.(6)(Exhibit 4.1)
 10.4    Agreement and Plan of Reorganization dated July 16, 1991, among Novell, Inc.; MDAC
         Corp.; and Digital Research Inc.(7)(Appendix A)
 10.5    Novell, Inc. 1991 Stock Plan.(8)(Exhibit 10.1)
 10.6    Agreement and Plan of Reorganization and Merger dated February 12, 1993, among
         Novell, Inc.; Novell Acquisition Corp.; UNIX System Laboratories, Inc.; and American
         Telephone and Telegraph Company(9)(Appendix A)
 10.7    UNIX System Laboratories, Inc. Stock Option Plan.(10)(Exhibit 4.3)
 10.8    Agreement and Plan of Reorganization dated March 21, 1994 and amended May 31, 1994, among Novell, Inc.; Novell Acquisition Corp.; WordPerfect Corporation, Alan C.
         Ashton, Bruce W. Bastian, and Melanie L. Bastian.(11)(Appendix A and Exhibit 1.1)
 10.9    Novell, Inc. Novell/WordPerfect Stock Plan.(12)(Exhibit 10.1)
 11      Statement regarding computation of per share earnings.(13)
 13      Company's Annual Report to Shareholders for the fiscal year ended October 26,
         1996.(13)
 21      Subsidiaries of the Registrant.(13)
 23.1    Consent of Ernst & Young LLP, independent auditors.(13)
 27      Financial Data Schedule.(13)

---------------
 (1) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-1, filed November 30, 1984, and amendments thereto (File No. 2-94613).

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

 (9) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-4, filed May 13, 1993 (File No. 33-60120).

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

(12) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-8, filed July 8, 1994 (File No. 33-54483)

(13) Filed herewith.