Form 10-Q
period 1997-01-31
NOVELL INC
filed 1997-03-17
CIK 758004

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              Form 10-Q



[X]          Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
              For the Fiscal Quarter Ended January 31, 1997

                                 or

[ ]         Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                      For the transition period from______
                                                  to______


                   Commission File Number:  0-13351


                             NOVELL, INC.
     (Exact name of registrant as specified in its charter)

             Delaware                             87-0393339
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               dentification No.)


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

                            YES  X   NO

As of February 28, 1997 there were 346,876,410 shares of the registrant's common stock outstanding.

Part I.  Financial Information, Item 1.  Financial Statements


NOVELL, INC.
CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                                  Jan. 31,         Oct. 26,
Dollars in thousands, except per share data          1997             1996
---------------------------------------------------------------------------
ASSETS

Current assets
  Cash and short-term investments             $ 1,102,321      $ 1,024,755
  Receivables, less allowances
       ($58,669 - January;
        $60,940 - October)                        393,490          452,327
  Inventories                                      20,201           16,837
  Prepaid expenses                                 53,578           59,009
  Deferred income taxes                            51,085           37,831
---------------------------------------------------------------------------

Total current assets                            1,620,675        1,590,759

Property, plant and equipment, net                400,516          394,684
Other assets                                       61,812           64,023
---------------------------------------------------------------------------

Total assets                                  $ 2,083,003      $ 2,049,466
===========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                            $    73,518      $    96,933
  Accrued compensation                             50,207           54,731
  Accrued marketing liabilities                    50,999           48,402
  Other accrued liabilities                        94,651          118,133
  Income taxes payable                             34,231
  Deferred revenue                                 49,976           46,573
---------------------------------------------------------------------------

Total current liabilities                         353,582          364,772

Minority interests                                 16,540           17,035
Put Warrants                                       46,650           52,150

Shareholders' equity
  Common stock, par value $.10 a share
      Authorized -  600,000,000 shares
      Issued - 346,742,970 shares-January
               346,059,050 shares-October          34,674           34,606
  Additional paid-in capital                      316,004          309,831
  Retained earnings                             1,317,469        1,266,657
  Unearned stock compensation                      (2,239)          (4,141)
  Cumulative translation adjustment                   679            1,183
  Unrealized gain (loss) on investments              (356)           7,373
---------------------------------------------------------------------------

Total shareholders' equity                      1,666,231        1,615,509
---------------------------------------------------------------------------

Total liabilities and shareholders' equity    $ 2,083,003     $  2,049,466
===========================================================================

See notes to consolidated unaudited condensed financial statements.


                             NOVELL, INC.
         CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME


                                                 Fiscal Quarter Ended
                                          ---------------------------------
Amounts in thousands,                         Jan. 31,             Jan. 27,
except per share data                            1997                 1996
---------------------------------------------------------------------------

Net sales                                    $374,847             $437,919
Cost of sales                                  75,971               96,011
---------------------------------------------------------------------------

Gross profit                                  298,876              341,908

Operating expenses
 Sales and marketing                          127,890              123,465
 Product development                           71,755               78,633
 General and administrative                    37,731               38,538
    Restructuring charges                          __               18,442
---------------------------------------------------------------------------

Total operating expenses                      237,376              259,078
Income from operations                         61,500               82,830

Other income (expense)
 Investment income                             16,614               14,900
 Other, net                                    (2,837)              (2,150)
---------------------------------------------------------------------------

Other income, net                              13,777               12,750
---------------------------------------------------------------------------

Income before taxes                            75,277               95,580
Income taxes                                   24,465               32,019
---------------------------------------------------------------------------

Net income                                   $ 50,812             $ 63,561
===========================================================================

Weighted average shares outstanding           347,095              371,585
===========================================================================

Net income per share                         $   0.15             $   0.17
===========================================================================


See notes to consolidated unaudited condensed financial statements.


                           NOVELL, INC.
    CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                             Fiscal Quarter Ended
                                                          ------------------------

                                                           Jan. 31,       Jan. 27,
Amounts in thousands                                          1997           1996
-----------------------------------------------------------------------------------

Cash flows from operating activities

  Net income                                            $   50,812      $  63,561

Adjustments to reconcile net income to net cash
provided (used) by operating activities
  Depreciation and amortization                             23,816         24,919
  Stock plans  income tax benefits                           1,803          2,343
  Decrease (increase) in receivables                        58,837        (47,590)
  (Increase) in inventories                                 (3,364)        (2,444)
  Decrease in prepaid expenses                               5,431          3,935
  (Increase) in deferred income taxes                      (13,049)        (1,122)
  (Decrease) in current liabilities, net                   (11,190)        (17,046)
-----------------------------------------------------------------------------------

Net cash provided from operating activities                113,096          26,556
-----------------------------------------------------------------------------------

Cash flows from financing activities
  Issuance of common stock, net                              2,685           5,597
  Repurchases of common stock                                   --        (106,117)
  Sale of put warrants                                       2,300              --
  Settlement of put warrants                                (6,250)             --
-----------------------------------------------------------------------------------

Net cash (used) from financing activities                   (1,265)       (100,520)
-----------------------------------------------------------------------------------


Cash flows from investing activities
  Expenditures for property, plant and equipment           (27,543)        (12,784)
  Purchases of short-term investments                     (714,467)     (1,062,216)
  Maturities of short-term investments                     506,110         889,193
  Sales of short-term investments                          166,868         161,820
  Other                                                      1,007           3,469
-----------------------------------------------------------------------------------

Net cash (used) by investing activities                    (68,025)        (20,518)
-----------------------------------------------------------------------------------


Total Increase (decrease) in cash and cash equivalents  $   43,806      $  (94,482)
Cash and cash equivalents - beginning of period            145,521         312,164
-----------------------------------------------------------------------------------

Cash and cash equivalents - end of period                  189,327         217,682
Short-term investments - end of period                     912,994       1,030,242
-----------------------------------------------------------------------------------


Cash and short-term investments - end of period         $1,102,321      $1,247,924
===================================================================================

See notes to consolidated unaudited condensed financial statements.


                           NOVELL, INC.
   NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

A.  Quarterly Financial Statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
    Actual    results   could   differ   from   those   estimates.
    The  accompanying  consolidated unaudited  condensed  financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company's fiscal 1996 Annual Report to Shareholders. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

    In the first quarter of fiscal 1997, the Company implemented a change to its fiscal year and month ending dates. The Company will now recognize its fiscal year end on the last calendar day of October, as opposed to prior years on the last Saturday in October. Likewise, each fiscal month end will now end on the last calendar day of each month, and each fiscal quarter will have a unique number of days as opposed to the consistent 13 weeks in prior years. Implementing this change, resulted in an extra five days in the first fiscal quarter of 1997 which the Company believes did not have a material impact on its financial position, results of operations, or cash flows.

  B.Significant Events

    In December 1995, Novell sold its UnixWare product line to the Santa Cruz Operation, Inc. (SCO). The Company realized a small gain and recorded $19 million of UNIX technology royalty revenue from this transaction in the first quarter of fiscal 1996. Under the agreement, Novell received approximately 6 million shares of SCO common stock, resulting in ownership of approximately 17% of the outstanding SCO common stock. The agreement also calls for Novell to receive a revenue stream from SCO based on revenue performance of the purchased UnixWare product line. This revenue stream is not to exceed $84 million net present value, and will end by the year 2002. In addition, Novell will continue to receive revenue from existing licenses for older versions of UNIX System source code.

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

    During the second quarter of fiscal 1996, the Company implemented a change to its traditional distribution stocking policy that significantly reduced revenue and earnings in that quarter. Because the Company has experienced strong growth in revenue from software licensing programs, the Company decided to reduce channel inventories to better match evolving purchase patters. The Company estimates that it reduced product inventories in the worldwide distribution channel during the second fiscal quarter of 1996 by approximately $225 million. This was accomplished primarily by reducing shipments to distributors during the second quarter.
    Additionally, net returns of approximately $20 million were accepted during the second quarter related to this policy change.

C.  Cash and Short-term Investments

    All  marketable debt and equity securities are included in cash and short-term  investments and  are considered  available-for-
    sale  and carried  at fair  market value,  with  the unrealized gains  and  losses,  net  of  tax,  included  in  shareholders
    equity.      Municipal   securities   included  in   short-term
    investments have contractual maturities from 1-5  years.  Money market preferreds have  contractual maturities of less than  90
    days.    No  other  short-term  investments   have  contractual
    maturities.   The  cost of  securities  sold  is based  on  the
    specific   identification   method.     Such   securities   are
    anticipated  to  be   used  for  current  operations  and   are
    therefore  classified  as  current  assets,  even  though  some maturities may extend beyond one year.

    The following  is a summary of cash and short-term investments, all of which are considered available-for-sale.
                                                           Gross         Gross               Fair
                                          Cost  at    Unrealized    Unrealized    Market Value at
(Dollars in thousands)               Jan. 31, 1997         Gains        Losses      Jan. 31, 1997
-------------------------------------------------------------------------------------------------


Cash and cash equivalents
    Cash                               $   98,985      $     --     $      --          $   98,985
    Repurchase agreements                  19,740                          --              19,740
    Taxable money market fund              40,590                          --              40,590
    Municipal securities                   31,565                          --              31,565
-------------------------------------------------------------------------------------------------
Cash and cash equivalents              $  190,880      $            $      --          $  190,880
-------------------------------------------------------------------------------------------------

Short-term investments
    Municipal securities               $  408,805      $  2,481     $      --          $  411,286
    Money market preferreds               237,800            --            --             237,800
    Mutual funds                           95,682            30            (3)             95,709
    Equity securities                     169,734        33,617       (36,705)            166,646
-------------------------------------------------------------------------------------------------
Short-term investments                 $  912,021      $ 36,128     $ (36,708)         $  911,441
-------------------------------------------------------------------------------------------------
Cash and short-term investments        $1,102,901      $ 36,128     $ (36,708)         $1,102,321
-------------------------------------------------------------------------------------------------


                                                          Gross         Gross                Fair
                                         Cost  at    Unrealized    Unrealized     Market Value at
(Dollars in thousands)              Oct. 26, 1996         Gains        Losses       Oct. 26, 1996
-------------------------------------------------------------------------------------------------
Cash and cash equivalents
    Cash                               $   77,374      $     --     $      --          $   77,374
    Repurchase agreements                   4,526            --            --               4,526
    Tax exempt money market fund           36,821            --            --              36,821
    Municipal securities                   26,800            --            --              26,800
-------------------------------------------------------------------------------------------------
Cash and cash equivalents              $  145,521      $     --     $      --          $  145,521
-------------------------------------------------------------------------------------------------

Short-term investments
    Municipal securities               $  376,510      $  1,524     $     (12)         $  378,022
    Money market mutual funds              78,514            --            --              78,514
    Money market preferreds               224,000            --            --             224,000
    Mutual funds                           14,151            14           (10)             14,155
    Equity securities                     174,054        35,432       (24,943)            184,543
-------------------------------------------------------------------------------------------------
Short-term investments                 $  867,229       $36,970$      (24,965)         $  879,234
-------------------------------------------------------------------------------------------------
Cash and short-term investments        $1,012,750       $36,970     $ (24,965)         $1,024,755
-------------------------------------------------------------------------------------------------

During the first quarter of fiscal 1997 the Company had realized gains of $6 million on the sale of securities compared to realized gains of $4 million in the first quarter of fiscal 1996.

D. Income Taxes

   The Company's estimated effective tax rate for the first quarter of fiscal 1997 was 32.5% compared to 33.5% in the first quarter of fiscal 1996. The Company paid cash amounts for income taxes of $3 million and $2 million, in the first quarter of fiscal 1997 and 1996, respectively.

E.  Commitments and Contingencies

    The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company s operations. At January 31, 1997 there were no borrowings, letter of credit acceptances or commitments under such line.

    The Company has an additional $5 million credit facility with another bank which is not subject to a loan agreement. At January 31, 1997 standby letters of credit of approximately $300,000 were outstanding under this agreement.

    The Company is a party to a number of legal claims arising in the ordinary course of business. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position, results of operations, or cash flows.

F.  Put Warrants

    In the first quarter of fiscal 1997, the Company sold put warrants on 2 million shares of its common stock for $2 million, callable on specific dates in the third quarter of fiscal 1997, giving a third party the right to sell shares of Novell common stock to the Company at contractually specified prices. During the first quarter of fiscal 1997, the Company settled put warrants obligations on 2 million shares for cash of $6 million. During fiscal 1996, the Company sold put warrants on 9 million shares of its common stock for $12 million, callable on specific dates in the third and fourth quarters of fiscal 1996 and the first and second quarters of fiscal 1997. During fiscal 1996, the Company settled put warrant obligations on 5 million shares for cash of $6 million. The put warrant liability is the amount the Company would be obligated to pay if all the outstanding put warrants were exercised at the strike price without a cash settlement. The proceeds from the issuance of the put options were accounted for as additional paid-in-capital. The Company expects to settle the put warrant obligations with cash and thereby eliminate the liability. As of the end of the first quarter of fiscal 1997, the cash settlement would be approximately $2 million.

G.  International Sales

    The Company markets internationally both directly to end users and through distributors who sell to dealers and end users. For the fiscal quarters ended January 31, 1997 and January 27, 1996, sales to international customers were approximately $172 million and $218 million, respectively. In the first quarters of fiscal 1997 and fiscal 1996, 62% and 63%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total sales in either period. Except for one multi-national distributor, which accounted for 18% of revenue in the first quarter of 1997 and 13% of revenue in the first quarter of fiscal 1996, no customer accounted for more than 10% of revenue in any period.

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

During fiscal 1996, Novell sold its UnixWare and personal productivity applications product lines in exchange for significant ownership interests in the two acquiring companies. Also during fiscal 1996, the Company significantly reduced the amount of its product held by distributors by reducing shipments into the distribution channel by approximately $225 million in the second quarter. These actions significantly reduced fiscal 1996 reported revenue and make meaningful year-to-year comparisons difficult.

In the first quarter of fiscal 1997, the Company implemented a change to its fiscal year and month ending dates. The Company will now recognize its fiscal year end on the last calendar day of October, as opposed to prior years on the last Saturday in October. Likewise, each fiscal month end will now end on the last calendar day of each month, and each fiscal quarter will have a unique number of days as opposed to the consistent 13 weeks in prior years. Implementing this change, resulted in an extra five days in the first fiscal quarter of 1997 which the Company believes did not have a material impact on its financial position, results of operations, or cash flows

Results of Operations

Net Sales
                                    Q1                          Q1
                                  1997       Change           1996
-------------------------------------------------------------------

Net sales (millions)              $375          -14%          $438
===================================================================

Novell s product lines can be categorized into three areas, all within the software industry. They are server operating environments; network services; UNIX royalties, and education, service and other. While revenue decreased from the first quarter of 1996 to the first quarter of 1997, analysis of the individual product categories characterizes the changes that have occurred.

Server operating environments revenues increased by 10% or $23 million in the first quarter of 1997 compared to the first quarter of 1996. Growth in the IntranetWare product family of $54 million or 41% growth from the first quarter of 1996 was somewhat offset by a decrease in the NetWare 3 product family of $31 million or a 32% decline from the first quarter of 1996.

Network services revenues decreased by 14% or $13 million in the first quarter of 1997 compared to the first quarter of 1996. The decrease is mainly the result of decreases in TCP/IP access products of $13 million, Host Connectivity products of $3 million and NetWare multi-protocol router of $2 million, somewhat offset by 34% growth or a $7 million increase in GroupWise, the Company s electronic messaging workgroup application.

UNIX royalties revenue decreased 68% or $21 million in the first quarter of 1997 compared to the first quarter of 1996. The decrease was attributable to a one-time $19 million paid up royalty recognized in the sale of UNIX and the UnixWare product line to SCO in the first quarter of 1996.

Education, service and other revenues decreased by 21% or $9 million in the first quarter of 1997 compared to the first quarter of 1996. The decrease was a result of lower revenues in training and other product categories, with an increase in service related revenue.

International sales represented 46% of total sales in the first quarter of 1997 compared to 50% in the first quarter of 1996. This change is a result of a 8% decrease in domestic revenues compared to a 21% decrease in international revenues in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996.

Gross Profit
                                            Q1                  Q1
                                          1997     Change     1996
------------------------------------------------------------------
Gross profit (millions)                   $299        -13%    $342
Percentage of net sales                     80%                 78%
==================================================================

The gross margin percentage increased in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 due to lower material costs due to an increase in licensing revenue and the decrease in sales from the lower margin personal productivity applications product line.

Operating Expenses
                                            Q1                 Q1
                                          1997     Change    1996
-----------------------------------------------------------------
Sales and marketing (millions)            $128          4%   $123
Percentage of net sales                     34%                28%
-----------------------------------------------------------------
Product development (millions)             $72         -9%     $79
Percentage of net sales                     19%                 18%
------------------------------------------------------------------
General and administrative (millions)      $38         -3%     $39
Percentage of net sales                     10%                  9%
------------------------------------------------------------------
Restructuring charges (millions)            --          --     $18
Percentage of net sales                     --                   4%
------------------------------------------------------------------
Total operating expenses (millions)       $237          -8%   $259
Percentage of net sales                     63%                 59%
==================================================================

Sales and marketing expenses increased as a percentage of net sales in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The increase as a percentage of net sales and in absolute dollars is attributable to higher corporate marketing expenses. Sales and marketing expenses fluctuate as a percentage of net sales in any given period due to product promotions, advertising or other discretionary expenses.

Product development expenses increased as a percentage of net sales in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 but decreased in absolute dollars primarily due to the sale of the UnixWare and personal productivity application product lines.

General and administrative expenses increased as a percentage of net sales in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996, while decreasing slightly in absolute dollars.

During the first quarter of fiscal 1996 the Company incurred 18 million of tax deductible restructuring charges for redundant facilities and excess personnel as the Company prepared for the sale of its personal productivity applications product line.

Overall, operating expenses, excluding nonrecurring charges, have declined less rapidly than revenues in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 due to sales and marketing expenses associated with new product releases.

                                            Q1                  Q1
                                          1997     Change     1996
------------------------------------------------------------------
Employees                                5,796        -19%   7,137
Annualized revenue per employee (000's)   $257          9%    $235
==================================================================

In fiscal 1996, the Company reduced its employment by 1,725 employees as the Company completed the sale of it s UnixWare and personal productivity applications product lines and terminated or transitioned former UnixWare and personal productivity group employees to Corel, SCO, and other third parties.

Other Income (Expense)
                                            Q1                  Q1
                                          1997     Change     1996
------------------------------------------------------------------
Other income (expense), net (millions)     $14          8%     $13
Percentage of net sales                      4%                  3%
==================================================================

The primary component of other income (expense) is investment income, which was $17 million in the first quarter of fiscal 1997 compared to $15 million in the first quarter of fiscal 1996. The increase is the result of higher realized capital gains as well as higher average yields on lower average cash balances. In order to achieve potentially higher returns, a limited portion of the Company's investment portfolio is invested in mutual funds which incur some market risk. The Company believes that the market risk has been limited by diversification and by use of a funds management timing service which switches funds out of mutual funds and into money market funds when preset signals occur.

Income Taxes
                                              Q1                 Q1
                                            1997    Change     1996
-------------------------------------------------------------------
Income taxes (millions)                      $24       -25%     $32
Percentage of net sales                        6%                 7%
Effective tax rate                            33%                34%
===================================================================

The Company's estimated tax rate for fiscal 1997 is 32.5%, compared to 30.0% in fiscal 1996. The effective tax rate for fiscal 1997 is higher than the effective tax rate for fiscal 1996 as a result of higher anticipated earnings in fiscal 1997.

Net Income and Net Income Per Share
                                              Q1                 Q1
                                            1997    Change     1996
-------------------------------------------------------------------
Net income (millions)                        $51       -20%     $64
Percentage of net sales                       14%                 15%
Net income per share                        $.15       -12%    $.17
===================================================================

Liquidity and Capital Resources
                                               Q1                Q4
                                             1997   Change     1996
-------------------------------------------------------------------
Cash and short-term investments (millions) $1,102        8%  $1,025
Percentage of total assets                     53%               50%
===================================================================

Cash and short-term investments increased to $1,102 million at January 31, 1997 from $1,025 million at October 26, 1996. The major reason for this increase was the $113 million provided by operation activities, offset by the $28 million of cash used for expenditures on property, plant and equipment, and the $8 million used by other investing activities. The investment portfolio is diversified among security types, industry groups, and individual issuers. The Company's principal source of liquidity has been from operations. At January 31, 1997, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $15 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, strategic investments and flexibility in a dynamic and competitive operating environment.

During the first fiscal quarter of 1997, the Company has continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. Borrowings under the Company's credit facilities, or public offerings of equity or debt securities are available if the need arises. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 1997 are anticipated to be approximately $80 million, but could be reduced if the growth of the Company is less than presently anticipated.

Future Results

The Company s future results of operations involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from historical results are the following: business conditions and the general economy; competitive factors, such as rival operating systems, acceptance of new products and price pressures; availability of third-party compatible products of reasonable prices; risk of nonpayment of accounts or notes receivable; risks associated with foreign operations; risk of inventory obsolescence due to shifts in technologies or market demand; timing of software product introductions; and litigation.

Novell believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, product mix, and profits are all influenced by a number of factors, as discussed above.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number           Description
------           -----------
 27*             Financial Data Schedule

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended January 31, 1997.

-----------------------------
*Filed herewith

                      SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            Novell, Inc.
                            ------------
                            (Registrant)



Date:  March 12, 1997       /s/ Joseph A. Marengi
                            ---------------------
                            Joseph A. Marengi
                            President and Chief Operating Officer
                            Principal Executive Officer)



Date:  March 12, 1997       /s/ James R. Tolonen
                            --------------------
                            James R. Tolonen
                            Executive Vice President and
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)