Form 10-Q
period 1997-04-30
NOVELL INC
filed 1997-06-16
CIK 758004

                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               Form 10-Q



[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the Fiscal Quarter Ended April 30, 1997

                                     or

[ ]           Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the transition period from__________
                                                   to__________


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

                            YES  X   NO

As of May 31, 1997 there were 349,084,897 shares of the registrant's common stock outstanding.

Part I.  Financial Information, Item 1.  Financial Statements


                            NOVELL, INC.
          CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS


Dollars in thousands,                         Apr. 30,      Oct. 26,
except per share data                             1997          1996
--------------------------------------------------------------------

ASSETS

Current assets
 Cash and short-term investments           $ 1,044,106   $ 1,024,755
 Receivables, less allowances
 ($48,278 - April; $60,940 - October)          332,507       452,327
 Inventories                                    18,400        16,837
 Prepaid expenses                               70,914        59,009
 Deferred income taxes                          72,223        37,831
--------------------------------------------------------------------

Total current assets                         1,538,150     1,590,759

Property, plant and equipment, net             399,598       394,684
Other assets                                    57,152        64,023
--------------------------------------------------------------------

Total assets                               $ 1,994,900   $ 2,049,466
====================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable                          $    71,570   $    96,933
 Accrued compensation                           41,554        54,731
 Accrued marketing liabilities                  45,045        48,402
 Other accrued liabilities                      84,750       118,133
 Income taxes payable                           21,872            --
 Deferred revenue                               52,117        46,573
--------------------------------------------------------------------

Total current liabilities                      316,908       364,772

Minority interests                              16,171        17,035
Put warrants                                    19,750        52,150
Shareholders' equity
 Common stock, par value $.10 a share
     Authorized - 600,000,000 shares
     Issued - 348,777,827 shares-April
              346,059,050 shares-October        34,878        34,606
 Additional paid-in capital                    347,694        309,831
 Retained earnings                           1,302,835      1,266,657
 Unearned stock compensation                    (8,599)        (4,141)
 Cumulative translation adjustment              (1,303)         1,183
 Unrealized gain (loss) on investments         (33,434)         7,373
---------------------------------------------------------------------

Total shareholders' equity                   1,642,071      1,615,509
---------------------------------------------------------------------

Total liabilities and shareholders' equity $ 1,994,900   $  2,049,466
=====================================================================

See notes to consolidated unaudited condensed financial statements.



                            NOVELL, INC.
     CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                            Fiscal Quarter Ended     Six Months Ended
                            --------------------    ------------------

Amounts in thousands,         Apr. 30,   Apr. 27,   Apr. 30,  Apr. 27,
except per share data             1997       1996       1997      1996
----------------------------------------------------------------------

Net sales                     $273,107   $188,180   $647,954  $626,099
Cost of sales                   77,175     68,614    153,146   164,625
----------------------------------------------------------------------

Gross profit                   195,932    119,566    494,808   461,474

Operating expenses
  Sales and marketing          116,068    127,292    243,958   250,757
  Product development           68,442     69,723    140,197   148,356
  General and administrative    39,517     34,731     77,248    73,269
  Restructuring charges             --         --         --    18,442
----------------------------------------------------------------------

Total operating expenses       224,027    231,746    461,403   490,824

Income (loss) from operations  (28,095)  (112,180)    33,405   (29,350)

Other income (expense)
  Investment income              9,921     11,257     26,535    26,157
  Gain on sale of assets            --     19,815         --    19,815
  Other, net                    (3,506)    (2,138)    (6,343)   (4,288)
----------------------------------------------------------------------

Other income, net                6,415     28,934     20,192    41,684
----------------------------------------------------------------------

Income (loss) before taxes     (21,680)   (83,246)    53,597    12,334
Income taxes                    (7,046)   (27,887)    17,419     4,132
Net income (loss)            $ (14,634) $ (55,359)  $ 36,178  $  8,202
======================================================================

Weighted average
shares outstanding             347,904    362,442    347,499   367,013
======================================================================

Net income (loss) per share   $  (0.04)  $ ( 0.15)  $   0.10  $   0.02
======================================================================

See notes to consolidated unaudited condensed financial statements.



                           NOVELL, INC.
     CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                        ----------------------
                                                         Apr. 30,     Apr. 27,
Amounts in thousands                                         1997         1996
------------------------------------------------------------------------------

Cash flows from operating activities

 Net income                                            $   36,178   $    8,202

Adjustments to reconcile net income to net cash
provided (used) by operating activities
   Depreciation and amortization                           46,266       51,190
   Gain on sale of assets                                      --      (19,815)
   Stock plans  income tax benefits                         2,356        4,863
   Decrease in receivables                                119,820      113,315
   (Increase) decrease in inventories                      (1,563)       6,083
   (Increase) decrease in prepaid expenses                (11,905)      18,792
   (Increase) decrease in deferred income taxes           (34,532)      17,167
   (Decrease) in current liabilities, net                 (47,864)     (99,743)
------------------------------------------------------------------------------

Net cash provided from operating activities               108,756      100,054
------------------------------------------------------------------------------

Cash flows from financing activities
   Issuance of common stock, net                            7,673       23,630
   Repurchases of common stock                                 --     (316,559)
   Sale of put warrants                                     2,300       10,055
   Settlement of put warrants                             (14,494)          --
------------------------------------------------------------------------------

Net cash (used) from financing activities                  (4,521)    (282,874)
------------------------------------------------------------------------------

Cash flows from investing activities
  Expenditures for property, plant and equipment          (47,738)     (28,997)
  Purchases of short-term investments                  (1,271,326)  (1,895,848)
  Maturities of short-term investments                    951,279    1,605,453
  Sales of short-term investments                         303,908      329,026
  Proceeds from sale of assets                                 --       10,750
  Other                                                     3,661       (2,542)
------------------------------------------------------------------------------

Net cash (used) provided by investing activities          (60,216)      17,842
------------------------------------------------------------------------------

Total increase (decrease) in cash and cash equivalents $   44,019    $(164,978)
Cash and cash equivalents - beginning of period           145,521      312,164
------------------------------------------------------------------------------

Cash and cash equivalents - end of period                 189,540      147,186
Short-term investments - end of period                    854,566    1,033,829
------------------------------------------------------------------------------

Cash and short-term investments - end of period        $1,044,106   $1,181,015
==============================================================================

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

     In the first quarter of fiscal 1997, the Company implemented a change to its fiscal year and month ending dates. The Company will now recognize its fiscal year end on the last calendar day of October, as opposed to prior years on the last Saturday in October. Likewise, each fiscal month end will now end on the last calendar day of each month, and each fiscal quarter will have a unique number of days as opposed to the consistent 13 weeks in prior years. The Company believes that implementing this change did not have a material impact on its financial position, results of operations, or cash flows.

B. Significant Events

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

     During the second quarter of fiscal 1996, the Company implemented a change to its traditional distribution stocking policy that significantly reduced revenue and earnings in that quarter. The change in the Company s traditional distribution stocking policy was to respond to changing market conditions. Over the past two years, direct customer and OEM licensing programs have grown from less than 5% of revenue to more than 40% of revenue. Such licensing revenues do not flow through the Company s historical distribution channel. This change, along with the evolution that is taking place in the method of software distribution to permit eventual electronic distribution of products changes the Company s reliance on boxed product flowing through a distribution channel. In order to deal with this changing environment the Company responded by not shipping product to distributors during the second quarter of fiscal 1996 which had the effect of reducing inventories within the distribution channel. The Company estimates that it reduced product inventories in the worldwide distribution channel during the second fiscal quarter of 1996 by approximately $225 million. Additionally, net returns of approximately $20 million were accepted during the second quarter related to this policy change.

     Due to disappointing sales of boxed products by distributors and lower licensed revenue of certain older products to original equipment manufacturers (OEM s) as well as competitive pressures in the small network market, Novell will take corrective measures to realign its resources and better manage and control its business. The Company plans to reduce its workforce by approximately 18% or 1,000 employees in the third quarter of fiscal 1997. In addition, the Company intends to reduce product inventories in its distribution channel in the third quarter of fiscal 1997. Current levels of product inventories are no longer appropriate as the
     Company's   business continues  to   experience   competitive
     pressures and to shift from a high reliance on boxed software distribution to a changing mix of boxed products and multi-product licenses. The Company will implement this reduction in channel inventory held by distributors by not shipping additional products to distributors in its third fiscal quarter of 1997, thus decreasing revenue by a corresponding amount. In the second quarter of fiscal 1997, this distribution channel accounted for approximately $100 million of revenue. The Company will assist resellers to meet customer needs by appropriately matching existing inventory in the channel to specific product demand around the globe.

     The decision to withhold shipments to distributors is expected to result in an operating loss in the third fiscal quarter of 1997. The workforce reduction is estimated to yield a one-time restructuring charge ranging from $25 million to $35 million in the third fiscal quarter of 1997, principally comprised of severance and excess facilities costs.


C. Cash and Short-term Investments

     All  marketable debt and equity securities are included in cash and short-term  investments and  are considered  available-for-
     sale  and carried  at fair  market value,  with  the unrealized gains  and  losses,  net  of  tax,  included  in  shareholders
     equity.     All  equity   securities  included  as  short  term
     investments are investments the Company has  made in technology companies or equity securities received by  the Company through its dispositions  of certain product lines  to Corel and  Santa
     Cruz  Operation, Inc.  in fiscal  1996.   Municipal  securities
     included in short-term investments have  contractual maturities
     from  1-5 years.    Money  market preferreds  have  contractual
     maturities  of  less  than  90   days.    No  other  short-term
     investments  have   contractual  maturities.     The  cost   of
     securities  sold   is  based  on  the  specific  identification
     method.    Such  securities  are  anticipated  to  be used  for
     current  operations and  are  therefore  classified as  current assets,  even though  some  maturities  may extend  beyond  one year.

     The following is a summary of cash and short-term investments, all of which are considered available-for-sale.

                                                    Gross        Gross              Fair
                                     Cost at   Unrealized   Unrealized   Market Value at
(Dollars in thousands)         Apr. 30, 1997        Gains       Losses     Apr. 30, 1997
----------------------------------------------------------------------------------------
Cash and cash equivalents
 Cash                             $  107,671     $     --    $      --        $  107,671
 Repurchase agreements                 2,081           --           --             2,081
 Taxable money market fund            39,383           --           --            39,383
 Municipal securities                 40,405           --           --            40,405
----------------------------------------------------------------------------------------
Cash and cash equivalents         $  189,540     $     --    $      --        $  189,540
----------------------------------------------------------------------------------------

Short-term investments
 Municipal securities             $  462,131     $    567    $    (989)       $  461,709
 Money market mutual funds            82,036           --          --             82,026
 Money market preferreds             177,901           --          --            177,901
 Mutual funds                         14,436            1         (23)            14,414
 Equity securities                   172,507       14,594     (68,585)           118,516
----------------------------------------------------------------------------------------
Short-term investments            $  909,001     $ 15,162   $ (69,597)        $  854,566
----------------------------------------------------------------------------------------
Cash and short-term investments   $1,098,541     $ 15,162   $ (69,597)        $1,044,106
----------------------------------------------------------------------------------------


                                                    Gross         Gross               Fair
                                     Cost at   Unrealized    Unrealized    Market Value at
(Dollars in thousands)         Oct. 26, 1996        Gains        Losses      Oct. 26, 1996
------------------------------------------------------------------------------------------
Cash and cash equivalents
 Cash                             $   77,374      $           $                 $   77,374
 Repurchase agreements                 4,526                                         4,526
 Tax exempt money market fund         36,821                                        36,821
 Municipal securities                 26,800                                        26,800
------------------------------------------------------------------------------------------
Cash and cash equivalents         $  145,521      $           $                 $  145,521
------------------------------------------------------------------------------------------

Short-term investments
 Municipal securities             $  376,510      $ 1,524$          (12)        $  378,022
 Money market mutual funds            78,514                                        78,514
 Money market preferreds             224,000                                       224,000
 Mutual funds                         14,151           14           (10)            14,155
 Equity securities                   174,054       35,432       (24,943)           184,543
------------------------------------------------------------------------------------------
Short-term investments            $  867,229      $36,970     $ (24,965)        $  879,234
------------------------------------------------------------------------------------------
Cash and short-term investments   $1,012,750      $36,970     $ (24,965)        $1,024,755
------------------------------------------------------------------------------------------

     During the first six months of fiscal 1997 the Company had realized gains of $5 million on the sale of securities compared to realized gains of $4 million in the first six months of fiscal 1996.

D. Income Taxes

     The Company's estimated  effective tax rate  for the  first six months of fiscal 1997 was 32.5% compared to 33.5%  in the first
     six months of fiscal 1996.   The Company paid cash amounts  for
     income taxes of  $7 million and  $12 million, in the  first six months of fiscal 1997 and 1996, respectively.

E. Commitments and Contingencies

     The Company  currently has  a $10  million unsecured  revolving
     bank line  of credit,  with interest  at the  prime rate.   The
     line  can  be used  for  either  letter  of  credit or  working
     capital purposes.   The line is subject to  the terms of a loan
     agreement  containing  financial  covenants  and  restrictions,
     none  of   which  are  expected  to  significantly  affect  the
     Company s  operations.    At  April  30,  1997  there  were  no
     borrowings, letter of  credit acceptances or commitments  under such line.

     The Company has an additional $5 million credit facility with another bank which is not subject to a loan agreement. At
     April  30, 1997  standby  letters  of credit  of  approximately
     $300,000 were outstanding under this agreement.

     The Company is  a party to a number  of legal claims arising in
     the  ordinary course  of business.   The  Company believes  the
     ultimate resolution  of  the claims  will not  have a  material
     adverse   effect   on  its   financial  position,   results  of
     operations, or cash flows.

F. Put Warrants

     In the first six  months of fiscal  1997, the Company sold  put warrants  on  2 million  shares  of  its  common  stock for  $2 million,  callable on specific  dates in  the third  quarter of fiscal 1997, giving a  third party the right to sell  shares of
     Novell common stock to  the Company at  contractually specified prices.  In the  first six months  of fiscal 1997, the  Company settled put  warrant obligations on  4 million  shares for cash
     of $14 million.   During the first six  months of fiscal  1996,
     the Company  sold  put warrants  on  9  million shares  of  its common stock  for $12  million, callable  on specific dates  in the  third and fourth quarters of fiscal 1996 and the first and
     second quarters  of fiscal 1997.   During the  first six months
     of fiscal  1996, put  warrant obligations on  2 million  shares expired with no cash settlement required.

     The put warrant liability is the amount the Company would be obligated to pay if all the outstanding put warrants were exercised at the strike price without a cash settlement. The
     Company expects to settle the put warrant obligations with cash and thereby eliminate the liability. As of the end of the second quarter of fiscal 1997, the cash settlement would be approximately $5 million. The proceeds from the issuance of the put options were accounted for as additional paid-in-capital.


G. International Sales

     The Company markets internationally both directly to end users and through distributors who sell to dealers and end users. For the six months ended April 30, 1997 and April 27, 1996, sales to international customers were approximately $302 million and $322 million, respectively. In the first six months of fiscal 1997 and fiscal 1996, 57% and 54%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total sales in either period. Except for one multi-national distributor, which accounted for 14% of revenue in the first six months of 1997, no customer accounted for more than 10% of revenue in any period.

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

Results of Operations

Net Sales
                        Q2             Q2        YTD            YTD
                      1997   Change    1996     1997  Change   1996
-------------------------------------------------------------------

Net sales (millions)  $273       45%   $188     $648       4%  $626
===================================================================

Novell s  product lines can  be categorized  into three  areas, all
within  the   software  industry.     They  are   server  operating
environments;  network  services;  and UNIX  royalties,  education, service  and other.  While  revenue increased from  both the second quarter of 1996  to the second  quarter of 1997  and the first  six months of fiscal 1996 to the  first six months of 1997, analysis of the individual product  categories characterizes  the changes  that have occurred.  Additionally,  none of the $188 million  of revenue in  the  second  quarter  of  fiscal  1996  came  from  the  normal distribution channel  which  has provided  50%  to 60%  of  revenue historically.  The decision to not ship to the distribution channel in the second  quarter of  fiscal 1996 accounts  for a  significant portion of the computed growth between the second quarter of fiscal
1996 and the second quarter of fiscal 1997.

Server operating  environments revenues  increased by 164%  or $104 million  in the  second  quarter of  1997  compared to  the  second quarter of  1996.  Growth in the IntranetWare product family of $96 million or 267% growth from the second quarter of 1996 was somewhat augmented by  an increase  in the  NetWare 3 product  family of  $7 million or a 26% increase from the second quarter of 1996.

Network services revenues increased by 28% or $14 million in the second quarter of 1997 compared to the second quarter of 1996. The increase is mainly the result of increases in network management products of $8 million or 140% and an increase in GroupWise, the Company s electronic messaging workgroup application, of $5 million or 25%.

UNIX royalties revenue decreased 49% or $9 million in the second quarter of 1997 compared to the second quarter of 1996.

Education, service and other revenues decreased by $3 million or 7%
in the  second quarter of  1997 compared to  the second quarter  of
1996.   The decrease  was a result  of lower revenues  in training, with an increase in service related revenue.

International sales represented 47% of total sales in the first six months of 1997 compared to 51% in the first six months of 1996.
This change is a result of a 13% increase in domestic revenues compared to a 5% decrease in international revenues in the first six months of fiscal 1997 compared to the first six months of fiscal 1996.


Gross Profit

                                         Q2                 Q2      YTD             YTD
                                       1997    Change     1996     1997   Change   1996
---------------------------------------------------------------------------------------
Gross profit (millions)                $196        63%    $120     $495       7%   $461
Percentage of net sales                  72%                64%      76%             74%
=======================================================================================

The gross margin percentage increased in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996 and in the first six months of fiscal 1997 compared to the first six months of fiscal 1996 due to the fixed portion of cost of sales being a higher percentage of the lower revenues in the second quarter of fiscal 1996 due to the change in the distribution stocking policy as well as to lower material costs due to an increase in licensing revenue and the decrease in sales from the lower margin personal productivity applications product line.

Operating Expenses
                                         Q2                 Q2      YTD             YTD
                                       1997    Change     1996     1997   Change   1996
---------------------------------------------------------------------------------------
Sales and marketing (millions)         $116        -9%    $127     $244      -3%   $251
Percentage of net sales                  42%                68%      38%             40%
Product development (millions)         $ 68        -3%    $ 70     $140      -5%   $148
Percentage of net sales                  25%                37%      22%             24%
General and administrative (millions)  $ 40        14%    $ 35     $ 77       5%    $73
Percentage of net sales                  15%                18%      12%             12%
Restructuring charges (millions)         --        --       --       --      --     $18
Percentage of net sales                  --        --       --       --               3%
Total operating expenses (millions)    $224        -3%    $232     $461      -6%   $491
Percentage of net sales                  82%               123%      71%             78%
=======================================================================================

Sales and marketing expenses decreased as a percentage of net sales in both  the second quarter  of fiscal 1997 compared  to the second quarter of fiscal 1996 as well as in the first six months of fiscal
1997 compared to the first six months of fiscal 1996.  The decrease
as  a  percentage  of   net  sales  and  in  absolute   dollars  is
attributable  to lower  marketing  expenses.   Sales  and marketing
expenses fluctuate as a percentage of net sales in any given period due  to  product  promotions, advertising  or  other  discretionary expenses.

Product development expenses decreased as a percentage of net sales in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996 as  well as in the first  six months of fiscal  1997 compared to the first  six months of  fiscal 1996 but decreased  in absolute dollars  primarily due  to the  sale of  the UnixWare  and personal productivity  application product lines  in the  first six months of fiscal 1996.

General and  administrative expenses decreased  as a  percentage of net  sales in  the second  quarter of fiscal  1997 compared  to the second  quarter  of  fiscal  1996,  while  increasing  in  absolute
dollars.   General and  administrative expenses remained  flat as a
percentage of net sales while increasing in absolute dollars in the first six months of fiscal 1997 compared to the first six months of fiscal 1996.

During the first  quarter of fiscal  1996 the Company incurred  $18 million of  tax  deductible  restructuring  charges  for  redundant facilities and  excess personnel  as the  Company prepared  for the sale of its personal productivity applications product line.

Overall, operating expenses, excluding nonrecurring charges, have declined while revenues have increased in both the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996 as well as in the first six months of fiscal 1997 compared to the first six months of fiscal 1996.

                                            YTD                 YTD
                                           1997    Change      1996
-------------------------------------------------------------------
Employees                                 5,746        -2%    5,860
Annualized revenue per employee (000's)    $223        21%     $184
===================================================================

In  fiscal  1996,  the  Company  reduced  its  employment by  1,725 employees as the  Company completed the  sale of it s UnixWare  and personal productivity applications product  lines and terminated or
transitioned  former  UnixWare  and  personal  productivity   group
employees to Corel, SCO, and other third parties.


Other Income (Expense)
                                           Q2               Q2      YTD              YTD
                                         1997   Change    1996     1997    Change   1996
----------------------------------------------------------------------------------------
Other income (expense), net (millions)     $6      -79%    $29      $20       -52%   $42
Percentage of net sales                     2%              15%       3%               7%
========================================================================================

The primary component of other income (expense) is investment income, which was $10 million in the second quarter of fiscal 1997 compared to $11 million in the second quarter of fiscal 1996 and was $27 million in the first six months of fiscal 1997 compared to $26 million in the first six months of fiscal 1996. The relative flatness is the result of higher realized capital gains as well as higher average yields on lower average cash balances. In order to achieve potentially higher returns, a limited portion of the Company's investment portfolio is invested in mutual funds which incur some market risk. The Company believes that the market risk has been limited by diversification and by use of a funds management timing service which switches funds out of mutual funds and into money market funds when preset signals occur.

Also included in other income (expenses), the Company recorded a gain of $20 million on the sale of its personal productivity applications product line in the second quarter of fiscal 1996.

Income Taxes
                                           Q2               Q2      YTD              YTD
                                         1997   Change    1996     1997   Change    1996
----------------------------------------------------------------------------------------
Income taxes (millions)                   $(7)     -75%   $(28)     $17      325%     $4
Percentage of net sales                    -3%             -15%       3%               1%
Effective tax rate                         33%              34%      33%              34%
========================================================================================

Net Income (Loss) and Net Income (Loss) Per Share
                                           Q2               Q2      YTD               YTD
                                         1997   Change    1996     1997   Change     1996
-----------------------------------------------------------------------------------------
Net income (loss) (millions)            $ (15)     -73%  $ (55)    $ 36      -20%      $8
Percentage of net sales                    -5%             -29%       6%                1%
Net income (loss) per share             $(.04)           $(.15)    $.10      -12%    $.02
=========================================================================================

Liquidity and Capital Resources
                                                    Q2                                 Q4
                                                  1997             Change            1996
-----------------------------------------------------------------------------------------
Cash and short-term investments (millions)      $1,044                  2%         $1,025
Percentage of total assets                          52%                                50%
=========================================================================================

Cash  and  short-term investments  increased  to $1,044  million at
April 30, 1997 from $1,025 million at October 26, 1996.   The major
reason for this increase was the $109 million provided by operating activities, offset by the $48 million of cash used for expenditures on property, plant  and equipment, the  $14 million used to  settle
put  warrants,  and   the  $28  million  used  by  other  investing
activities.  The investment portfolio is diversified among security
types,  industry  groups, and  individual  issuers.   The Company's
principal source of liquidity  has been from operations.   At April
30,  1997,  the  Company's principal  unused  sources  of liquidity
consisted  of   cash  and  short-term  investments   and  available
borrowing capacity of  approximately $15  million under its  credit facilities.  The Company's liquidity needs are principally for  the
Company's  financing   of  accounts  receivable,   capital  assets,
strategic investments and flexibility in  a dynamic and competitive operating environment.

During  the first six months of 1997,  the Company has continued to generate cash from  operations.  The Company anticipates being able to fund its current operations and capital expenditures planned for
the  foreseeable   future  with   existing   cash  and   short-term
investments together with  internally generated funds.   Borrowings
under  the  Company's  credit facilities,  or  public  offerings of equity  or  debt  securities  are available  if  the  need  arises.
Investments will continue  in product  development and  in new  and
existing areas  of technology.   Cash may also  be used  to acquire
technology through  purchases and strategic acquisitions.   Capital
expenditures in fiscal 1997 are anticipated to be approximately $60 million, down from  the original  estimate of $80  million, as  the
Company  experienced  less  than previously  estimated  growth, and could be further reduced if the growth  of the Company is less than presently anticipated.


Forward Looking Information

Due to disappointing sales of boxed products by distributors and lower licensed revenue of certain older products to original equipment manufacturers (OEM s) as well as competitive pressures in the small network market, Novell will take corrective measures to realign its resources and better manage and control its business. In the second quarter of fiscal 1997, these distribution channels accounted for approximately $140 million of revenue. The Company intends to reduce product inventories in its distribution
channel  in the  third quarter of  fiscal 1997.   Current levels of
product inventories are no longer appropriate as the Company's business continues to experience competitive pressures and to shift from a high reliance on boxed software distribution to a changing mix of boxed products and multi-product licenses. The Company will implement this reduction in channel inventory held by distributors by not shipping additional products to distributors in its third fiscal quarter of 1997, thus decreasing revenue by a corresponding amount. The Company will assist resellers to meet customer needs by appropriately matching existing inventory in the channel to specific product demand around the globe. In addition, the Company plans to reduce its workforce by approximately 18% or 1,000 employees in the third quarter fo fiscal 1997.

The decision to withhold shipments to distributors is expected to result in an operating loss in the third quarter of fiscal 1997.
The  workforce   reduction  is   estimated  to  yield   a  one-time
restructuring charge ranging from $25 million to $35 million in the third quarter of fiscal 1997, principally comprised of severance and excess facilities costs.

Future Results

The Company s future results of operations involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from historical results are the following: business conditions and the general economy; competitive factors, such as rival operating systems, acceptance of new products and price pressures; availability of third-party compatible products at reasonable prices; risk of nonpayment of accounts or notes receivable; risks associated with foreign operations; risk of inventory obsolescence due to shifts in technologies or market demand; timing of software product introductions; and litigation.

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

Item 1.  Legal Proceedings.

The information required by this item is incorporated herein by reference to Footnote E of the Company s financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 2, 1997 for the following purposes:

1.    To elect seven directors:

2. To approve and ratify the adoption of an amendment to the Novell, Inc. 1989 Employee Stock Purchase Plan to increase the shares reserved for issuance thereunder from 8,000,000 to 12,000,000.

3. To ratify the selection of Ernst & Young, LLP as independent auditors for Novell, Inc.

The following tables set forth the outcome of the matters voted upon at the meeting and the number of votes cast for, against or withheld.


                                          Votes                                  Votes
Proposal 1                                  For                               Withheld
--------------------------------------------------------------------------------------
Election of Directors
       Eric E. Schmidt              283,827,522                              8,556,903
       Elaine R. Bond               282,924,981                              9,459,444
       Hans-Werner Hector           283,309,269                              9,084,739
       Jack L. Messman              282,968,469                              9,415,956
       Larry W. Sonsini             281,360,993                             11,023,432
       Ian R. Wilson                282,800,799                              9,583,626
       John A. Young                283,299,686                              9,084,739
--------------------------------------------------------------------------------------


                                          Votes         Votes                   Votes
Proposal 2                                  For       Against      Withheld/Abstained
-------------------------------------------------------------------------------------
Approval and ratification of the
adoption of an amendment to the
Novell, Inc. 1989 Employee
Stock Purchase Plan                 271,753,215    19,195,071               1,436,139
-------------------------------------------------------------------------------------


                                         Votes         Votes                    Votes
Proposal 3                                 For       Against       Withheld/Abstained
-------------------------------------------------------------------------------------
Ratify the selection of
Ernst & Young, LLP
as Independent Auditors            287,912,713     3,543,404                  928,308
-------------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number            Description
  27*             Financial Data Schedule

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended April 30, 1997.


-------------------------------
*Filed herewith


                             SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             Novell, Inc.
                                             ------------
                                             (Registrant)



        Date: June 13, 1997                  /s/ Dr. Eric E. Schmidt
                                             -----------------------------
                                             Dr. Eric E. Schmidt
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



        Date: June 13, 1997                  /s/ James R. Tolonen
                                             -----------------------------
                                             James R. Tolonen
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)