Form 10-Q
period 1997-07-31
NOVELL INC
filed 1997-09-15
CIK 758004

             SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                            Form 10-Q



 [X]             Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                   For the Fiscal Quarter Ended July 31, 1997

                                  or

 [  ]           Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                         For the transition period from ___________
                                                     to ___________


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

                           YES  X   NO

As of August 31, 1997 there were 349,569,231 shares of the registrant's common stock outstanding.
/TABLE

Part I.  Financial Information, Item 1.  Financial Statements

                                     NOVELL, INC.
                   CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                                       Jul. 31,
Oct. 26,
Dollars in thousands, except per share data            1997
   1996
-----------------------------------------------------------------
-----------------
ASSETS

Current assets
  Cash and short-term investments                     $ 1,055,867
      $1,024,755
  Receivables,  less  allowances
    ($48,288  -  July;  $60,940  - October)

                                                          177,058
         452,327
  Inventories                                              15,668
          16,837
  Prepaid expenses                                         61,602
          59,009
  Deferred & refundable income taxes                      142,880
          37,831
-----------------------------------------------------------------
------------------
Total current assets                                    1,453,075
       1,590,759

Property, plant and equipment, net                        386,144
         394,684
Other assets                                               48,297
          64,023
-----------------------------------------------------------------
------------------
Total assets                                          $ 1,887,516
      $2,049,466
=================================================================
==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                   $     64,522
$         96,933
  Accrued compensation                                     50,227
          54,731
  Accrued marketing liabilities                            28,639
          48,402
  Other accrued liabilities                               102,614
         118,133
  Income taxes payable                                         --
            --
  Deferred revenue                                         63,688
          46,573
-----------------------------------------------------------------
------------------

Total current liabilities                                 309,690
         364,772

Minority interests                                         24,311
          17,035
Put warrants                                                   --
          52,150

Shareholders' equity
  Common stock, par value $.10 a share
      Authorized - 600,000,000 shares
      Issued -     349,205,124 shares-July
                   346,059,050 shares-October              34,921
          34,606
  Additional paid-in capital                              363,951
         309,831
  Retained earnings                                     1,181,190
       1,266,657
  Unearned stock compensation                              (7,470)
        (4,141)
  Cumulative translation adjustment                          (110)
         1,183
  Unrealized gain (loss) on investments                   (18,967)
         7,373
-----------------------------------------------------------------
------------------

Total shareholders' equity                              1,553,515
       1,615,509
-----------------------------------------------------------------
------------------

Total liabilities and shareholders' equity            $ 1,887,516
      $2,049,466
=================================================================
==============

See notes to consolidated unaudited condensed financial statements.

/PAGE

                           NOVELL, INC.
    CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                               Fiscal Quarter Ended      Nine
Months Ended
Amounts in thousands,            Jul. 31,    Jul. 27,      Jul. 31,

Jul. 27,
except per share data              1997        1996          1997
    1996
-----------------------------------------------------------------
------------------
Net sales                         $ 90,074    $365,091
$738,028  $991,190
Cost of sales                       61,671      75,618
214,817   240,243
-----------------------------------------------------------------
------------------
Gross profit                        28,403     289,473
523,211   750,947

Operating expenses
 Sales and marketing                97,769     124,853
341,727   375,610
 Product development                69,428      60,345
209,625   208,701
 General and administrative         33,711      34,299
110,959   107,568
 Restructuring charges              55,335          --
55,335    18,442
-----------------------------------------------------------------
------------------
Total operating expenses           256,243     219,497
717,646   710,321

Income (loss) from operations     (227,840)     69,976
(194,435)   40,626

Other income (expense)
 Investment income                  14,619      15,558
41,154    41,715
 Gain on sale of assets                 --          --
--    19,815
 Other, net                         (4,736)       (822)
(11,079)   (5,110)
-----------------------------------------------------------------
------------------
Other income, net                    9,883      14,736
30,075    56,420
-----------------------------------------------------------------
------------------
Income (loss) before taxes        (217,957)     84,712
(164,360)   97,046
Income taxes                       (96,312)     25,953
(78,893)   30,085
-----------------------------------------------------------------
-----------------
Net income (loss)               $ (121,645) $   58,759     $
(85,467) $ 66,961
=================================================================
==============
Weighted average shares
    outstanding                    349,381     352,129
348,127   362,052
=================================================================
==============
Net income (loss) per share        $ (0.35)    $  0.17    $
(0.25)  $   0.18
=================================================================
==============

See notes to consolidated unaudited condensed financial statements.

/PAGE

                                           NOVELL, INC.
                     CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF
CASH FLOWS

                                                             Nine
Months Ended
                                                             Jul.
31,   Jul. 27,
Amounts in thousands                                         1997
     1996
-----------------------------------------------------------------
---------------
Cash flows from operating activities

  Net (loss) income                                      $
(85,467)   $ 66,961

Adjustments to reconcile net income to net cash
provided (used) by operating activities
  Depreciation and amortization                              66,582

    77,970
  Gain on sale of assets                                         --

   (19,815)
  Stock plans  income tax benefits                            2,970

     9,964
  Decrease in receivables                                   275,269

    69,460
  Decrease in inventories                                     1,169

    10,316
  (Increase) decrease in prepaid expenses
(2,593)     18,827
  (Increase) decrease in deferred & refundable income
taxes(105,661)     11,917
  (Decrease) in current liabilities, net
(55,082)   (127,047)
-----------------------------------------------------------------
-----------------
Net cash provided by operating activities                    97,187

   118,553
-----------------------------------------------------------------
-----------------
 Cash flows from financing activities
  Issuance of common stock, net                               9,875

    35,145
  Repurchases of common stock                                    --
  (455,700)
  Sale of put warrants                                        2,300

    12,195
  Settlement of put warrants
(20,760)         --
-----------------------------------------------------------------
-----------------
Net cash (used) by financing activities
(8,585)   (408,360)
-----------------------------------------------------------------
-----------------
Cash flows from investing activities
  Expenditures for property, plant and equipment
(53,471)    (77,249)
  Purchases of short-term investments
(1,911,290) (2,437,316)
  Maturities of short-term investments                    1,425,255

 2,204,944
  Sales of short-term investments                           465,559

   441,489
  Proceeds from sale of assets                                   --

    10,750
  Other                                                      22,321

    (1,925)
-----------------------------------------------------------------
------------------
Net cash (used) provided by investing activities
(51,626)    140,693
-----------------------------------------------------------------
------------------
Total increase (decrease) in cash and cash equivalents      $36,976

 $(149,114)
Cash and cash equivalents - beginning of period             145,521

   312,164
-----------------------------------------------------------------
-----------------
Cash and cash equivalents - end of period                   182,497

   163,050
Short-term investments - end of period                      873,370

   830,662
-----------------------------------------------------------------
----------------
Cash and short-term investments - end of period          $1,055,867

  $993,712
=================================================================
==============

See notes to consolidated unaudited condensed financial statements.

/PAGE

                                 NOVELL, INC.
  NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

B.Significant Events

  In December 1995, Novell  sold its UnixWare product line to the
  Santa  Cruz Operation,  Inc. (SCO).    The  Company realized  a
  small gain and recorded $19 million of UNIX technology royalty revenue from this transaction in the first quarter of fiscal
  1996.   Under the  agreement, Novell  received approximately  6
  million shares of SCO common  stock, resulting in  ownership of
  approximately 17%  of the outstanding  SCO common  stock.   The
  agreement also  calls for  Novell to receive  a revenue  stream
  from  SCO  based  on  revenue  performance   of  the  purchased
  UnixWare product line. This revenue stream is not to exceed $84 million net present value, and will end by the year 2002. In addition, Novell will continue to receive revenue from existing licenses for older versions of UNIX Systems source code.


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

  During the second quarter of fiscal 1996, the Company implemented a change to its traditional distribution stocking policy that significantly reduced revenue and earnings in that quarter. The change in the Company's traditional distribution stocking policy was to respond to changing market conditions. Over the previous two years, direct customer and OEM licensing programs had grown from less than 5% of revenue to more than 40% of revenue. Such licensing revenues do not flow through the Company's historical indirect distribution channel. This change, along with the evolution that is taking place in the method of software distribution to permit eventual electronic distribution of products, changes the Company's reliance on boxed product flowing through an indirect distribution channel. In order to deal with this changing environment, the Company did not ship to its indirect distribution channel customers, except to accommodate product exchanges and returns during the second quarter of fiscal 1996, which had the effect of reducing inventories within the indirect distribution channel.

  In response to a further decline in sales of boxed products through the indirect distribution channel customers and lower
  licensed  revenue  of   certain  older  products   to  original
  equipment  manufacturers  (OEM s),  as   well  as   competitive
  pressures in the small network market, Novell took corrective measures during the third quarter of fiscal 1997 to realign its resources and better manage and control its business. Specifically, during the third quarter of fiscal 1997, the Company did not ship products to its indirect distribution channel customers, except to accommodate product exchanges and
  returns.    Indirect  distribution  channel  inventory  at  the
  already reduced  1996 levels was no  longer appropriate as  the
  Company's   business   continued  to   experience   competitive
  pressures and a continuing shift from reliance on boxed software distribution to a changing mix of boxed products and
  multi-product  licenses.  The   Company  believes  this  action
  brought  indirect  distribution channel  inventories  of  boxed
  software  products  in  line with  current  market demand.   In
  addition,  the Company reduced  its workforce  by approximately
  18%  or   1,000  employees   and  consolidated   a  number   of
  facilities. The decision  to withhold shipments  to the Company's indirect distributor channel resulted in an operating loss in the third fiscal quarter of 1997. In addition, a one-time restructuring charge of $55 million was incurred, principally comprised of severance and excess facilities costs. The restructuring charge contributed ($0.10) per share, net of tax, to the reported loss in the third quarter of fiscal 1997.

  The  workforce  reduction  and   associated  consolidation   of
  facilities, is  expected to  lower operating  expenses by  $100 million annually.

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

                                                       Gross
Gross          Fair
                                      Cost at          Unrealized
Unrealized   Market Value at
  (Dollars in thousands)              Jul. 31, 1997    Gains
Losses       Jul. 31, 1997
-----------------------------------------------------------------
-------------------------------------
Cash and cash equivalents
    Cash                              $  94,237       $  --      $
 --       $    94,237
    Repurchase agreements                 2,859          --
  --             2,859
    Taxable money market fund            20,981          --
  --            20,981
    Municipal securities                 64,420          --
  --            64,420
-----------------------------------------------------------------
-------------------------------------------
  Cash and cash equivalents         $   182,497       $  --      $
 --       $   182,497
-----------------------------------------------------------------
--------------------------------------------
 Short-term investments
   Municipal securities             $   463,103       $ 5,135    $
(67)      $   468,171
   Money market mutual funds              6,790            --
  --             6,790
   Money market preferreds              170,917            --
 (17)          170,900
   Mutual funds                          95,089            45
  --            95,134
   Equity securities                    168,353        25,487
(61,465)         132,375
-----------------------------------------------------------------
----------------------------------------------------------
 Short-term investments             $   904,252      $ 30,667  $
(61,549)     $   873,370
-----------------------------------------------------------------
------------------------------------------------
 Cash and short-term investments     $1,086,749      $ 30,667  $
(61,549)      $1,055,867
-----------------------------------------------------------------
--------------------------------------------------

                                                       Gross
Gross           Fair
                                      Cost at          Unrealized
Unrealized      Market Value at
  (Dollars in thousands)              Oct. 26, 1996    Gains
Losses          Oct. 26, 1996
-----------------------------------------------------------------
----------------------------------------------
 Cash and cash equivalents
    Cash                               $  77,374       $  --
$  --           $  77,374
    Repurchase agreements                  4,526          --
   --               4,526
    Tax exempt money market fund          36,821          --
   --              36,821
    Municipal securities                  26,800          --
   --              26,800
-----------------------------------------------------------------
-----------------------------------------------------------------
----------
Cash and cash equivalents             $  145,521       $  --
$  --          $  145,521
-----------------------------------------------------------------
-----------------------------------------------------------------
  Short-term investments
    Municipal securities              $  376,510       $1,524
$(12)         $   378,022
    Money market mutual funds             78,514           --
  --               78,514
    Money market preferreds              224,000           --
  --              224,000
    Mutual funds                          14,151           14
 (10)              14,155
    Equity securities                    174,054       35,432
(24,943)             184,543
-----------------------------------------------------------------
-----------------------------------------------------------------
------
  Short-term investments              $  867,229      $36,970 $
(24,965)         $   879,234
-----------------------------------------------------------------
-----------------------------------------------------------------
---------
  Cash and short-term investments     $1,012,750      $36,970  $
(24,965)         $1,024,755
-----------------------------------------------------------------
--------------------------------------------------------------

    During the first nine months of fiscal 1997 the Company had realized gains of $8 million on the sale of securities compared to realized gains of
    $8 million in the first nine months of fiscal 1996.

D.  Income Taxes

    The Company's estimated effective tax rate for the first nine months of fiscal 1997 was 48.0% compared to 31.0% in the first nine months of fiscal 1996. The Company paid cash amounts for income taxes of $9 million and $15 million, in the first nine months of fiscal 1997 and 1996, respectively.
E.  Commitments and Contingencies

    The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At July 31, 1997 there were no borrows, letter of credit acceptances or commitments under such line.

    The Company has an additional $5 million credit facility with another bank which is not subject to a loan agreement. At July 31, 1997 standby letters of credit of approximately $300,000 were outstanding under this agreement.

    In August 1997, the Company entered into an agreement to lease 5 buildings being constructed on land owned by the Company in San Jose, California. The lessor of the building has committed to fund up to $157 million for construction of the buildings, with the portion of the committed amount actually utilized to be determined by the Company. Rent obligations for the buildings will commence upon the Company's occupation of the buildings in fiscal 1999. The Company may, at its option, purchase the buildings during the term of the lease at approximately the amount expended by the lessor to construct and improve the buildings. If the Company does not purchase the buildings, or arrange for the sale of the buildings, at the end of the lease, the Company will guarantee the lessor no more than 85% of the residual value of the buildings as determined at the inception of the lease. In addition, the agreement requires the Company to maintain a specific level of restricted cash to serve as collateral for the leases and maintain compliance with certain financial covenants.

    The Company is a party to a number of legal claims arising in the ordinary course of business. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position, results of operations, or cash flows.

F.  Put Warrants

    In the first nine months of fiscal 1997, the Company sold put warrants on 2 million shares of its common stock for $2 million, callable on specific dates in the third quarter of fiscal 1997, giving a third party the right to sell shares of Novell common stock to the Company at contractually specified prices. The put warrant liability is the amount the Company would be obligated to pay if all the outstanding put warrants were exercised at the strike price without a cash settlement. In the first nine months of fiscal 1997, the Company settled all of its remaining put warrant obligations on 6 million shares for cash of $21 million and therefore reversed the put warrant obligation back to additional paid-in capital. During the first nine months of fiscal 1996, the Company sold put warrants on 9 million shares of its common stock for $12 million, callable on specific dates in the third and fourth quarters of fiscal 1996 and the first and second quarters of fiscal 1997. During the first nine months of fiscal 1996, put warrant obligations on 2 million shares expired with no cash settlement required.

G.  International Sales

    The Company markets internationally both directly to end users and through distributors who sell to dealers and end users. For the nine months ended July 31, 1997 and July 27, 1996, sales to international customers were approximately $330 million and $498 million, respectively. In the first nine months of fiscal 1997 and fiscal 1996, 53% and 54%, respectively, of international sales were to European countries. Except for Japan, which accounted for 14% of total sales in the third quarter of fiscal 1997, no one foreign country accounted for 10% or more of total sales in any period. No customer accounted for more than 10% of revenue in any period.
H.  Net Income (Loss) Per Share

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

In December 1995, Novell sold its UnixWare product line to the Santa Cruz Operation, Inc. (SCO). The Company realized a small gain and recorded $19 million of UNIX technology royalty revenue from this transaction in the first quarter of fiscal 1996. Under the agreement, Novell received approximately 6 million shares of SCO common stock, resulting in ownership of approximately 17% of the outstanding SCO common stock. The agreement also calls for Novell to receive a revenue stream from SCO based on revenue performance of the purchased UnixWare product line. This revenue stream is not to exceed $84 million net present value, and will end by the year 2002. In addition, Novell will continue to receive revenue from existing licenses for older versions of UNIX Systems source code.

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

During the second quarter of fiscal 1996, the Company implemented
a
change to its traditional distribution stocking policy that significantly reduced revenue and earnings in that quarter. The change in the Company's traditional distribution stocking policy was to respond to changing market conditions. Over the past two years, direct customer and OEM licensing programs have grown from less than 5% of revenue to more than 40% of revenue. Such licensing revenues do not flow through the Company's historical indirect distribution channel. This change, along with the evolution that is taking place in the method of software distribution to permit eventual electronic distribution of products changes the Company's reliance on boxed product flowing through an indirect distribution channel. In order to deal with this changing environment, the Company did not ship to its indirect distribution channel customers, except to accommodate product exchanges and returns during the second quarter of fiscal 1996, which had the effect of reducing inventories within the indirect distribution channel.

In response to a further decline in sales of boxed products through the indirect distribution channel customers and lower licensed revenue of certain older products to original equipment manufacturers (OEM s) as well as competitive pressures in the small network market, Novell took corrective measures during the third quarter of fiscal 1997 to realign its resources and better manage and control its business. Specifically, the Company did not ship products to its indirect distribution channel customers, except to accommodate product exchanges and returns. Indirect distribution channel inventory at the already reduced 1996 levels was no longer appropriate as the Company's business continued to experience competitive pressures and a continuing shift from reliance on boxed software distribution to a changing mix of boxed products and multi-product licenses. The Company believes this action brought indirect distribution channel inventories of boxed software products in line with current market demand. In addition, the Company reduced its workforce by approximately 18% or 1,000 employees and consolidated a number of facilities. The decision to withhold shipments to the Company's indirect distributor channel resulted in an operating loss in the third fiscal quarter of 1997. In addition, a one-time restructuring charge of $55 million was incurred, principally comprised of severance and excess facilities costs. The restructuring charge contributed ($0.10) per share, net of tax, to the reported loss in the third quarter of fiscal 1997. The workforce reduction and associated consolidation of facilities, is expected to lower operating expenses by $100 million annually.

Results of Operations

Net Sales
                       Q3             Q3        YTD             YTD
                     1997  Change    1996      1997    Change  1996
-----------------------------------------------------------------
----------
Net sales (millions)  $90  -75%     $365       $738    -26%    $991
=================================================================
===========

Novell s third quarter of fiscal 1997 revenue was reduced from recent periods primarily due to the indirect distribution channel actions described above, which the Company took in response to changing market conditions. Third quarter revenue was principally from sales to large network users through the Company's major account, corporate and volume license programs. Additionally, none of the $188 million of revenue in the second quarter of fiscal 1996 came from the indirect distribution channel. The decision to not ship to the indirect distribution channel in both the third quarter of fiscal 1997 and the second quarter of fiscal 1996 makes quarter over quarter and year over years comparisons difficult.

Novell s product lines can be categorized into server operating environments; network services; UNIX royalties; and education, service and other. While revenue decreased from both the third quarter of 1996 to the third quarter of 1997 and the first nine months of fiscal 1996 to the first nine months of 1997, analysis of the individual product categories characterizes the changes that have occurred.

Server operating environments revenues decreased by 82% or $177 million in the third quarter of 1997 compared to the third quarter
of 1996.   Both the  IntranetWare product family and  the NetWare
3
product family revenue decreased significantly as the Company withheld shipments to its indirect distribution channel in the third quarter of fiscal 1997. In the first nine months of fiscal 1997, server operating environments revenues decreased by 10% or $50 million over the same period in fiscal 1996. While NetWare
3
product family revenue decreased by $97 million, IntranetWare product family revenues grew by $47 million or 16% in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996.

Network services revenues decreased by 74% or $68 million in the third quarter of 1997 compared to the third quarter of 1996. The decrease encompassed all product lines as the Company withheld shipments to its indirect distribution channel in the third quarter of fiscal 1997. In the first nine months of fiscal 1997, network services revenues decreased by 29% or $68 million over the same period in fiscal 1996. The decrease encompassed all product lines.

UNIX royalties revenue decreased 59% or $10 million in the third quarter of 1997 compared to the third quarter of 1996. In the first nine months of fiscal 1997, UNIX royalties revenues decreased by 61% or $41 million over the same period in fiscal 1996.

Education, service and other revenues decreased by $19 million or 49% in the third quarter of 1997 compared to the third quarter of 1996. The decrease was a result of lower revenues in both service related and training revenue as the Company withheld shipments to its indirect distribution channel in the third quarter of fiscal 1997. In the first nine months of fiscal 1997, education, service and other revenues decreased by 26% or $31 million over the same period in fiscal 1996.

International sales represented 45% of total sales in the first nine months of 1997 compared to 50% in the first nine months of 1996. This change is a result of a 17% decrease in domestic revenues compared to a 34% decrease in international revenues in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996.

Gross Profit

                             Q3                Q3      YTD
       YTD
                             1997 Change       1996    1997
Change    1996
-----------------------------------------------------------------
-----------------
Gross profit (millions)       $28  -90%     $289      $523     -30%

    $751
Percentage of net sales        31%            79%       71%
        76%
=================================================================
=====================

The gross margin percentage decreased in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 and in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996 due to the fixed portion of cost of sales being a higher percentage of the lower revenues in the third quarter of fiscal 1997 as the Company withheld shipments to its indirect distribution channel in the third quarter of fiscal 1997.

Operating Expenses
                                          Q3             Q3
YTD            YTD
                                         1997  Change   1996
1997   Change   1996
-----------------------------------------------------------------
--------------------------------
Sales and marketing (millions)          $ 98    -22%    $125
$342     -9%    $376
Percentage of net sales                  109%            34%
46%            38%
-----------------------------------------------------------------
---------------------------------
Product development (millions)          $ 69     15%    $ 60
$210      --    $209
Percentage of net sales                   77%            16%
28%            21%
-----------------------------------------------------------------
---------------------------------
General and administrative (millions)   $ 34            $ 34
$111      3%    $108
Percentage of net sales                   38%     --      9%
15%            11%
-----------------------------------------------------------------
---------------------------------
Restructuring charges (millions)        $ 55      --      --
$55    205%    $18
Percentage of net sales                   61%             --
7%             2%
-----------------------------------------------------------------
---------------------------------
Total operating expenses (millions)     $ 256     17%    $219
$718      1%    $710
Percentage of net sales                   284%             60%
97%            72%
=================================================================
=================================

Sales and marketing expenses increased as a percentage of net sales in both the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 as well as in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996 as the Company withheld shipments to its indirect distribution channel in the third quarter of fiscal 1997. The decrease in absolute dollars is attributable to lower domestic sales expenses as well as lower corporate and product marketing expenses. Sales and marketing expenses fluctuate as a percentage of net sales in any given period due to product promotions, advertising or other discretionary expenses.

Product development expenses increased as a percentage of net sales in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 as well as in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996 as the Company withheld shipments to its indirect distribution channel in the third quarter of fiscal 1997. Product development expenses increased in absolute dollars in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 while remaining flat in absolute dollars in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996.

General and administrative expenses increased as a percentage of net sales in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996, while remaining flat in absolute dollars. General and administrative expenses increased as a percentage of net sales while increasing slightly in absolute dollars in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996.

During the third quarter of fiscal 1997 the Company incurred $55 million of tax deductible restructuring charges for redundant facilities and excess personnel as the Company realigned its resources to better manage and control its business. During the first quarter of fiscal 1996 the Company incurred $18 million of tax deductible restructuring charges for redundant facilities and excess personnel as the Company prepared for the sale of its personal productivity applications product line.

Overall, operating expenses, excluding nonrecurring charges, have declined as revenues have decreased in both the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 as well as in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996.

                                                YTD
           YTD
                                               1997          Change

         1996
-----------------------------------------------------------------
---------------------------
Employees                                     4,831           -16%
          5,737
Annualized revenue per employee (000's)        $184            -7%
           $198
=================================================================
=============================

In the third quarter of fiscal 1997, the Company reduced its employment by approximately 1,000 employees as the Company realigned its resources to better manage and control its business. In fiscal 1996, the Company reduced its employment by 1,725 employees as the Company completed the sale of it s UnixWare and personal productivity applications product lines and terminated or transitioned former UnixWare and personal productivity group employees to Corel, SCO, and other third parties.

Other Income (Expense)

                                        Q3                Q3
YTD                YTD
                                        1997    Change    1996
1997    Change    1996
-----------------------------------------------------------------
-----------------------------------------
Other income (expense), net (millions)  $10      -33%      $15
$30     -46%       $56
Percentage of net sales                  11%       --       4%
 4%                 6%
=================================================================
=====================================

The primary component of other income (expense) is investment income, which was $15 million in the third quarter of fiscal 1997 compared to $16 million in the third quarter of fiscal 1996 and was $41 million in the first nine months of fiscal 1997 compared to $42 million in the first nine months of fiscal 1996. The relative flatness is the result of higher average yields on lower average cash balances. In order to achieve potentially higher returns, a limited portion of the Company's investment portfolio is invested in mutual funds which incur some market risk. The Company believes that the market risk has been limited by diversification and by use of a funds management timing service which switches funds out of mutual funds and into money market funds when preset signals occur.


Also included in other income (expenses), the Company recorded a gain of $20 million on the sale of its personal productivity applications product line in the second quarter of fiscal 1996.

Income Taxes
                                 Q3                  Q3       YTD
            YTD
                                1997      Change    1996     1997
   Change   1996
-----------------------------------------------------------------
----------------------------------------
Income taxes (millions)         $(96)      -469%     $26    $ (79)
  -363%     $30
Percentage of net sales         -106%                 7%      -11%
             3%
Effective tax rate                44%                31%       48%
            31%
=================================================================
=======================================

The effective tax rate increased from 31% in fiscal 1996 to 48% in fiscal 1997 due to the loss from operations in fiscal 1997.

Net Income (Loss) and Net Income (Loss) Per Share
                                  Q3                 Q3        YTD
           YTD
                                  1997     Change    1996      1997

 Change    1996
-----------------------------------------------------------------
-----------------------------------
Net income (loss) (millions)      $(122)    -307%    $59
$(85)   -227%    $67
Percentage of net sales           -136%               16%
-12%              7%
Net income (loss) per share       $(.35)    -306%    $  .17
$(.25)  -239%    $.18
=================================================================
====================================

Liquidity and Capital Resources

                                               Q3
    Q4
                                               1997          Change

  1996
-----------------------------------------------------------------
---------------------------------------
Cash and short-term investments (millions)    $1,056          3%
   $1,025
Percentage of total assets                       56%
       50
=================================================================
=======================================

Cash and short-term investments increased to $1,056 million at July 31, 1997 from $1,025 million at October 26, 1996. The major reason for this increase was the $97 million provided by operating activities, offset primarily by the $53 million of cash used for expenditures on property, plant and equipment, and the $9 million used by financing activities. The investment portfolio is diversified among security types, industry groups, and individual issuers. The Company's principal source of liquidity has been from operations. At July 31, 1997, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $15 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, strategic investments and flexibility in a dynamic and competitive operating environment.

During the first nine months of 1997, the Company has continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. Borrows under the Company's credit facilities, or public offerings of equity or debt securities are available if the need arises. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 1997 are anticipated to be approximately $60 million, down from the original estimate of $80 million, as the Company experienced less than previously estimated growth, and could be further reduced if the growth of the Company is less than presently anticipated.

Future Results

The Company's future results of operations involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from historical results are the following: business conditions and the general economy; competitive factors, such as rival operating systems, acceptance of new products and price pressures; availability of third-party compatible products at reasonable prices; risk of nonpayment of accounts or notes receivable; risks associated with foreign operations; risk of inventory obsolescence due to shifts in technologies or market demand; timing of software product introductions; and litigation.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                Exhibits

Exhibit
Number            Description
  27*             Financial Data Schedule

(b)               Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended July 31, 1997.

        *Filed herewith

                             SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     Novell, Inc.
                                     (Registrant)



Date: September 11, 1997             /s/ Dr. Eric Schmidt
                                     Dr. Eric Schmidt
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



Date: September 11, 1997             /s/ James R. Tolonen
                                     James R. Tolonen
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and
Accounting Officer)