Form 10-K
period 1997-10-31
NOVELL INC
filed 1998-01-29
CIK 758004

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 0-13351

                                  NOVELL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                    87-00393339
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

                               YES [X]     NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock held by nonaffiliates on December 31, 1997 (based on the last reported price of the Common Stock on the NASDAQ National Market System on such date) was $2,600,886,744.

     As of December 31, 1997 there were 351,058,686 shares of the registrant's common stock outstanding.

     Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997, are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 7, 1998, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.
================================================================================

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Novell, Inc. ("Novell" or the "Company") is the world's leading provider of network software. The Company offers a wide range of network solutions, education, and support for distributed network, Internet, and small-business markets.

     The Company was incorporated in Delaware on January 25, 1983. Novell's executive offices are located at 122 East 1700 South, Provo, Utah 84606. Its telephone number at that address is (801) 861-7000

     The Company markets its products through 36 U.S. and 60 international sales offices. The Company sells its products through distributors and national retail chains, who in turn sell the Company's products to retail dealers. The Company also sells its products to OEMs, system integrators, and VARs as well as direct to end users through licensing agreements.

     The Company primarily conducts product development activities in San Jose, California; and Provo and Orem, Utah. It also contracts out some product development activities to third-party developers.

     During the third quarter of fiscal 1997, Novell took measures to reduce and realign its resources and better manage and control its business. These measures were in response to declines in sales of boxed products through the indirect distribution channel customers, controlled shifts to multi-product licenses, lower licensed revenue of certain older products to OEM's, as well as competitive pressures in the small network market. Specifically, the Company did not ship boxed products to its indirect distribution channel customers except to accommodate product exchanges and returns. The Company believes this action, which significantly reduced reported revenue in the quarter, brought indirect distribution channel inventories of boxed software products in line with current market demand. The decision to withhold shipments to the Company's indirect distributor channel resulted in an operating loss in the third quarter of fiscal 1997. In addition, the Company reduced its workforce by approximately 1,000 employees or 17%, and consolidated a number of facilities. This resulted in a one-time restructuring charge of $55 million, principally comprised of severance and excess facilities costs. The restructuring charge contributed a loss of $0.10 per share, net of tax, to the reported loss in fiscal 1997. The workforce reduction and associated consolidation of facilities returned the Company to break even for the fourth quarter of fiscal 1997 and is expected to lower future operating expenses by approximately $100 million annually.

     During the second quarter of fiscal 1996, the Company implemented a change to its traditional distribution stocking policy that significantly reduced revenue and earnings in that quarter. The change in the Company's traditional distribution stocking policy was to respond to changing market conditions over the prior two years. Direct customer and OEM licensing programs grew from less than 5% of revenue to more than 40% of revenue. This shift in customer buying preferences changed the Company's reliance on boxed product flowing through an indirect distribution channel. In order to deal with this changing environment, the Company did not ship boxed product to its indirect distribution channel customers except to accommodate product exchanges and returns during the second quarter of fiscal 1996, which had the effect of reducing inventories within the indirect distribution channel, as well as significantly reducing revenue in the quarter.

     In March 1996, the Company completed the sale of its personal productivity applications product line to Corel Corporation (Corel). The Company received approximately 10 million shares of Corel common stock and approximately $11 million of cash. This resulted in an ownership position of approximately 17% of the outstanding Corel common stock. The Company reported a one-time gain of $20 million in the second quarter of fiscal 1996 related to this transaction. Net of tax, the gain was $13 million, or $0.04 per share. Additionally, Corel licensed GroupWise client software, Envoy electronic publishing software, and other technologies from Novell for a minimum royalty obligation of approximately $50 million over the next five years. During fiscal 1997, Novell sold approximately one million shares of Corel common stock at a loss of approximately $6 million which was more than offset by gains on the sales of other equity securities.

     In December 1995, Novell sold its UnixWare product line to the Santa Cruz Operation, Inc. (SCO). The Company realized a small gain and recorded $19 million of Unix technology royalty revenue from this transaction in the first quarter of fiscal 1996. Under the agreement, Novell received approximately six million shares of SCO common stock, resulting in ownership of approximately 17% of the outstanding SCO common stock. In addition, Novell continues to receive revenue from previously existing licenses for certain versions of UNIX System source code shipped prior to the sale to SCO.

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

     Through Novell's Open Solutions Architecture, Novell has oriented all of its products to Internet standards, enabling customers to increase the performance of traditional local and wide area networks. Today, businesses are rapidly developing corporate intranets that leverage the rapid and easy file access available on the World Wide Web. Corporate intranets maintain and provide secure access to distributed information assets across networks.

     Novell network software provides customers with choices for significantly enhancing the affordability, management, and ease of use of the changing mix of computer operating systems and applications that are important to information technology solutions. Together with its partners, the Company is a driving force in expanding the value of networks for customers worldwide.

  TECHNOLOGIES

     Establishing Novell Directory Services as a de facto industry standard. Novell Directory Services (NDS) is a key part of Novell's strategy for providing infrastructure software for business intranets and the Internet. NDS is a distributed database of users, network equipment, computer systems, applications, files and other network resources. It provides distributed centralized access control, security, management and administration of information resources across computer networks. NDS is integrated with the company's NetWare server operating system and in 1997 became available as a standalone product for single servers that run other leading server operating systems. NDS provides full support for Internet protocols, including the lightweight directory access protocol (LDAP). To establish NDS as the de facto industry standard for all server platforms, Novell distributed in 1997, single-server NDS royalty-free to computer server OEMs to include with their UNIX server operating systems. Novell will also make a binary version of NDS that runs on the Windows NT server operating system available to manufacturers of Intel servers. With NDS on leading server platforms, Novell and its partners will provide value-added network services software that uses the directory as a foundation. The first of these products from Novell will enable replication and synchronization of the directory between individual servers on the network.

     Providing Novell Directory Services for the Internet. Since 1994, Novell has been partnering with telecommunications carriers and Internet service providers (ISPs) to provide NDS for the Internet. Novell's partners use NDS as the basis for business intranet services that enable their customers to out-source the complexity and lower the cost of maintaining wide-area networks. These services provide managed Internet access that authenticates users and provides secure, reliable communications and access to confidential business information resources over the Internet. AT&T in the United States and NTT in Japan were the first to make NDS for the Internet available. Other carriers and ISPs plan to make the service available in 1998.

Novell's partners are cooperating to provide interoperability between their networks and maintain a replicated NDS directory that spans between their different services.

     Providing value-added network services software for business intranets and the Internet. Novell delivers network services that run on the company's NetWare network operating system for business intranets and the Internet. These network services add intelligence to the network to reduce costs of ownership and administration, simplify management tasks for administrators, and make access to network-based information easier for end users. In the first release of NetWare, network services encompassed only file and print. Over the past decade, network services provided by Novell have expanded to include host communications, network management, collaboration and messaging, Web services, security, and advanced file and print.

     Providing network applications for network solutions. GroupWise is Novell's leading network application, providing electronic mail, calendaring, scheduling, and task and document management features. GroupWise can be hosted on servers running the NetWare, Windows NT and UNIX operating systems. In 1996, the Company expanded the functionality of GroupWise by including Internet access and greater integration with network directories and management products. ManageWise is the market leading management software offering for managing all network resources from the servers that run NetWare and NT server operating systems to the clients, computers, and other devices that access information resources. To provide complete network management solutions, ManageWise integrates with enterprise management products from Hewlett Packard, IBM, Sun and others.

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

     DeveloperNet. Novell's DeveloperNet delivers software, tools, training, education, support and partnering opportunities to developers through the global DeveloperNet subscription. This program is the primary communication channel to the developer community, with over 15,000 DeveloperNet subscribers. Novell's development initiative gives developers the flexibility to build network-aware applications for the Internet and business intranets by using the development tools of their choice. Through Novell's Open Solution Architecture, Novell is committed to making its network services accessible to developers using Java, Scripting, RAD Components and C/C++.

     DeveloperNet Labs. DeveloperNet Labs works with third-party manufacturers to test and certify hardware and software components designed to interoperate with Novell products. Novell distributes these test results to inform customers about products that have formally demonstrated Novell product compatibility. DeveloperNet Lab certification programs help vendors to market their products through Novell's distribution channels. The primary goal of DeveloperNet Labs is to foster working relationships between Novell and third-party hardware and software suppliers. Secondary goals include promoting certified products to industry resellers, anticipating industry products' direction through co-marketing efforts, and working with vendors to co-develop critical network components.

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

     Worldwide Service and Support. The Company is committed to providing service and support on a worldwide basis to its resellers and to their end-user customers. The Company has established agreements with service vendors to expand and complement the service provided directly by the Company's service personnel and the Company's resellers.

  NOVELL PRODUCTS

     The Company's products fall within three categories: Server Operating Environments, Network Services, and Collaboration Products. Novell products work together, interoperate with thousands of third-party solutions, and span data networks from workgroup LANs to the Internet.

     Server Operating Environments provide the foundation of networking and network services that can be extended throughout an organization's network, intranets and the Internet. These products include: NetWare 3 network operating system, which provides users with access to data and resources controlled by a single server; NetWare 4 network operating system, which features NetWare Directory Services (NDS) and provides the user with access to the resources of the entire enterprise or wide-area network and adds Intranet/Internet connectivity and Web site hosting capabilities; and NetWare for Small Business, a version of NetWare that leverages the strengths of NetWare and GroupWise with ease of installation and administration required by small business. NetWare 5, the latest version of the NetWare product line, is currently in beta testing.

     Network Services improve the manageability and productivity of the network and increase network efficiency. Products include: NDS, NDS for NT, Border Manager, Border Manager Fast Cache, Novell Application Launcher, Novell Replication Services, NetWare for SAA, NetWare Host Publisher, and ManageWise.

     Collaboration Products utilize NetWare network services to provide rich access to network-based information. The Company's GroupWise family of groupware products now serves over 8 million users with integrated E-Mail, group calendaring, scheduling, online conferencing, and forms and document management. GroupWise is the premier collaboration product for intranets and the Internet and integrates these capabilities along with Internet E-mail, fax and voice messages.

PRODUCT DEVELOPMENT

     Due to the rapid pace of technological change in its industry, the Company believes that its future success will depend, in part, on its ability to enhance and develop its software products to satisfactorily meet dynamic market needs.

     During fiscal 1997, 1996, and 1995, product development expenses were approximately $283 million, $276 million, and $368 million, respectively. The Company's product development effort consists primarily of work performed by employees; however, the Company also utilizes third-party technology partners to assist with product development.

SALES AND MARKETING

     Novell markets its NetWare family of network products through distributors, dealers, vertical market resellers, systems integrators, and OEMs who meet the Company's criteria, as well as to major end users. In addition, the Company conducts sales and marketing activities and provides technical support, training, and field service to its customers from its offices in San Jose, California; Provo and Orem, Utah; and from its 36 U.S. and 60 international sales offices.

     Distributors. Novell has established a network of independent distributors, which resell the Company's products to dealers, VARs, and computer retail outlets. As of December 31, 1997, there were approximately 10 U.S. distributors and approximately 100 international distributors.

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

     End Users. Generally, the Company refers prospective end-user customers to its resellers. However, the Company has the internal resources to work directly with major end users and has developed U.S. and international master license agreements with approximately 800 of them to date. Additionally, some upgrade products are sold directly to end users.

     International Sales. In fiscal 1997, 1996, and 1995, approximately 45%, 50%, and 47%, respectively, of the Company's net sales were to customers outside the U.S. To date, substantially all international sales except Japanese sales, Indian sales, and certain European sales to non-multinational distributors that were shipped from its distribution center in Dublin, Ireland have been invoiced by the Company in U.S. dollars. In fiscal 1998 the Company anticipates that a portion of international revenues will continue to be invoiced in U.S. dollars. The exceptions to the U.S. dollar invoicing will be Japanese sales through the Company's joint venture in Japan, Indian sales through the Company's joint venture in India and certain sales from its distribution center in Dublin, Ireland. No one foreign country accounted for more than 10% of net sales in any period. In fiscal 1997 and 1995, the Company had one multinational distributor which accounted for 11% and 15% of revenue, respectively. Otherwise, no customer accounted for more than 10% of revenue in any period.

     Marketing. The Company's marketing activities include distribution of sales literature and press releases, advertising, periodic product announcements, support of NetWare user groups, publication of technical and other articles in the trade press, and participation in industry seminars, conferences, and trade shows. The marketing departments of the Company employ many technical laboratories which test and evaluate networked computer equipment and individual devices. The knowledge derived from these laboratories is the basis for the technical literature published by the Company. These activities are designed to educate the market about networks in general, as well as to promote the Company's products. Through the Professional Developers Program, the Company strongly supports independent software and hardware vendors in developing products that work on Novell networks. Thousands of multiuser application software packages are now compatible with the NetWare operating system. In March 1997, the thirteenth annual BrainShare Conference was held to inform and educate developers about Novell product strategy, Novell open architecture programming interfaces, and Novell third-party product certification programs.

TECHNICAL SERVICES AND EDUCATION

     Novell's Customer Services is composed of Technical Services and Education. The Technical Services Group has an established infrastructure worldwide with support centers in the United States, Europe and Asia. These centers are World Class and have established quality standards with ISO 9001 certification around the world. Novell Technical Services offers a wide variety of flexible support offerings.

     Novell Education is the pioneer in the networking certification arena. Novell Education has certified over 120,000 CNE and 250,000 Certified Novell Administrators (CNAs) at its customer and partner sites around the world. Novell education continues to pioneer the certification process with its newest program, "Certified Internet Professional."

MANUFACTURING SUPPLIERS

     The Company's products, which consist primarily of software diskettes and manuals, are duplicated by outside vendors. This allows the Company to minimize the need for expensive capital equipment in an industry in which multiple high-volume manufacturers are available.

BACKLOG

     Lead times for the Company's products are typically short. Consequently, the Company does not believe that backlog is a reliable indicator of future sales or earnings. The Company's practice is to ship its products promptly upon the receipt of purchase orders from its customers and, therefore, backlog is not significant.

COMPETITION

     Novell competes in the highly competitive market for computer software. Novell believes that the principal competitive factors are technical innovation to meet dynamic market needs, marketing strength, system/performance, customer service and support, reliability, ease of use, and price/performance.

     The market for computer software, has become increasingly competitive due to Microsoft's growing presence in all sectors of the software business. The Company does not have the product breadth and market power of Microsoft. Microsoft's dominant position provides it with distinct competitive advantages. This position may enable Microsoft to increase its market position even if the Company succeeds in introducing products with performance and features superior to those offered by Microsoft. Microsoft's increasing ability to ship networking products with features and functionality which are competitive with Novell, together with its ability to offer incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products, may significantly inhibit the Company's ability to grow its business. In addition, as Microsoft creates new operating systems and applications, there can be no assurance that Novell will be able to ensure that its products will be compatible with those of Microsoft.

     Additionally, the Company may face competition from other industry companies which could introduce competitive operating systems. If any of these competing products achieves market acceptance, Novell's business and results of operations could be materially adversely affected.

COPYRIGHT, LICENSES, PATENTS AND TRADEMARKS

     The Company relies on copyright, patent, trade secret and trademark law, as well as provisions in its license, distribution and other agreements in order to protect its intellectual property rights. The Company has been issued what it considers to be valuable patents and has numerous other patents pending. No assurance can be given that the patents pending will be issued or, if issued, will provide protection for the Company's competitive position. The Company has an increasing concern that Computer industry companies that have huge financial resources and patent portfolios such as Lucent, AT&T, Microsoft, and IBM, will increasingly assert patent infringement claims against smaller companies such as Novell. While Novell has no reason to think it would not have defensible claims, the cost and time of defending such claims can be enormous. Although Novell intends to protect its patent rights vigorously, there can be no assurance that these measures will be successful nor that the claims on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the Company's technology or the circumvention of its patent protection by competitors could have a material adverse effect on the Company's ability to compete successfully in its business.

     The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. The Company has from time to time had infringement claims asserted by third parties against it and its products. While there are no known or pending threatened claims against the Company, the unsatisfactory resolution of which would have a material adverse effect on the Company's results of operations and financial condition, there can be no assurance that such third-party claims will not be asserted, or if asserted, will be resolved in a satisfactory manner. In addition, there can be no assurance that third parties will not assert other claims against the Company with respect to any third-party technology. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company.

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

EMPLOYEES

     As of December 31, 1997, the Company had 4,797 employees. The functional distribution of its employees was: sales and marketing -- 1,426; product development -- 1,643; general and administrative -- 763; service, support, education, and operations -- 965. Of these, 1,546 employees are in offices outside the U.S. All other Company personnel are based at the Company's facilities in Utah, California, and various U.S. field offices. None of the employees is represented by a labor union, and the Company considers its employee relations to be excellent.

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

                                      HAS BEEN
                                      OFFICER
           NAME               AGE      SINCE                      POSITION OR OFFICE
--------------------------    ---     --------      -----------------------------------------------
Eric E. Schmidt               42        1997        Chairman of the Board and Chief Executive
                                                    Officer
David R. Bradford             47        1986        Senior Vice President, General Counsel, and
                                                    Corporate Secretary
Ronald E. Heinz, Jr.          39        1996        Senior Vice President, Worldwide Sales
Jennifer A. Konecny-Costa     51        1996        Senior Vice President, Human Resources
Stewart G. Nelson             37        1997        Vice President, Product Development
Darcy G. Mott                 45        1989        Vice President and Treasurer
Richard A. Nortz              53        1997        Senior Vice President, Customer Services
Glenn Ricart                  48        1996        Senior Vice President and Chief Technology
                                                    Officer
John F. Slitz, Jr.            48        1997        Senior Vice President, Marketing
Christopher M. Stone          41        1997        Senior Vice President, Strategic Business
                                                    Development
James R. Tolonen              48        1989        Senior Vice President and Chief Financial
                                                    Officer

     ERIC E. SCHMIDT joined the Company in March 1997 and became Chairman of the Board and Chief Executive Officer in April 1997. Prior to joining Novell, he served as Chief Technology Officer and Corporate Executive Officer at Sun Microsystems, Inc. (Sun). In his 14 years at Sun, he held a range of progressively more responsible executive positions.

     DAVID R. BRADFORD joined the Company in October 1985 as Corporate Counsel. He became Corporate Secretary in January 1986, Senior Corporate Counsel in April 1986, and Senior Vice President, General Counsel, and Corporate Secretary in April 1989.

     RONALD E. HEINZ, JR. joined the Company in February 1989 and has served in various sales and marketing positions including Vice President, North America and Latin America Sales and Marketing. In January 1997 he became Senior Vice President, Worldwide Sales and was elected a corporate officer.

     JENNIFER A. KONECNY-COSTA joined the Company in June 1996 as Senior Vice President, Human Resources and was elected a corporate officer. From 1994 to June 1996, she was Vice President, Human Resources at Wilson, Sonsini, Goodrich & Rosati, a law firm representing high technology companies. Prior to that, she was Vice President, Human Resources from 1988 through 1994 at Silicon Graphics, a software company.

     DARCY G. MOTT, a Certified Public Accountant, joined the Company in September 1986. He served in various finance positions and became Corporate Controller in February 1989. He was elected a corporate officer in November 1989 and became Treasurer in January 1991. In December 1995 he became Vice President and Treasurer.

     STEWART G. NELSON joined the Company in June 1994 through the WordPerfect merger and has served in various product development positions including Vice President and General Manger, Applications. In October 1997, he became Vice President, Product Development and was elected a corporate officer. Prior to joining Novell, he held various product development positions at WordPerfect from 1987 to 1994.

     RICHARD A. NORTZ joined the Company in October 1995 as Senior Vice President, Technical Services. In February 1997, he became Senior Vice President, Customer Services and was elected a corporate officer. Prior to joining Novell, he was Senior Vice President for Wang Laboratories' worldwide customer service business, and also spent time as acting General Manager of Wang's European Operations from 1991-1995.

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

     JOHN F. SLITZ, JR. joined the Company in August 1997 as Senior Vice President, Marketing and was elected a corporate officer. From 1995 to July 1997, he was Vice President of Object Technology/Application Development Marketing at International Business Machines (IBM). Prior to joining IBM, he was Vice President of Marketing at Object Management Group, Inc. from 1990 to 1995.

     CHRISTOPHER M. STONE joined the Company in September 1997 as Senior Vice President, Strategic Business Development and was elected a corporate officer. Prior to joining Novell, he founded and was Chairman of the Board and Chief Executive Officer of the Object Management Group from 1989 to August 1997.

     JAMES R. TOLONEN, a Certified Public Accountant, joined the Company in 1989 through the Excelan merger and became a Senior Vice President and Chief Financial Officer in August 1989 and was elected a corporate officer.

ITEM 2. PROPERTIES

     The Company owns and occupies a 1,000,000 square-foot office complex on 99 acres in Orem, Utah, which is used as a product development center and administrative offices, of which, approximately 250,000 square-feet is subleased to various tenants. It also owns and occupies a 550,000 square-foot office complex, with plans to expand the complex by up to 580,000 square-feet in fiscal 2000, on 46 acres in Provo, Utah, which is used as corporate headquarters and a product development center. It also owns a 380,000 square-foot manufacturing and distribution facility on 23 acres in Lindon, Utah, all of which is leased to a third party manufacturer. The Company also owns a 100,000 square-foot office building in Herndon, Virginia. The Company occupies approximately 1/3 of the space in this building and leases the remainder to tenants. The Company also owns two buildings, totaling 90,000 square feet in San Jose, California, which are used primarily for product development. The Company also has an Irish subsidiary which owns a 72,000 square-foot office building in the United Kingdom and leases the building to the Company's United Kingdom subsidiary. Additionally, the Company owns approximately 48 acres of land in San Jose, California on which it is currently constructing a 530,000 square-foot office complex to replace the buildings it currently owns and leases in San Jose, California. The campus is expected to be complete and occupied in fiscal 1999. The Company also has the capacity to expand on its land in Provo and Orem, Utah.

     The Company has subsidiaries in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Colombia, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Mexico, Netherlands, New Zealand, Norway, Poland, Singapore, South Africa, Spain, Sweden, Switzerland, United Kingdom, Uruguay, and Venezuela -- each of which leases its facilities.

     The Company leases offices for product development in San Jose, California and Berkeley Heights, New Jersey; and a distribution facility in San Jose, California. The Company also leases sales and support offices in Arizona, California (6), Colorado, Connecticut, Florida (2), Georgia, Illinois, Massachusetts, Michigan, Minnesota, Missouri (2), New York (2), North Carolina, Ohio (3), Oregon, Pennsylvania (2), Tennessee, Texas (3), Utah, Washington, China, Malaysia, Russia, Taiwan, Thailand, and United Arab Emirates.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Selected Consolidated Quarterly Financial Data" on page 26 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1997.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by Item 6 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Selected Consolidated Financial Data" on page 5 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 10 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 of Form 10-K is incorporated herein by reference to the Company's consolidated financial statements and related notes thereto, together with the report of the independent auditors presented on pages 11 through 25 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1997, and to the information contained in the section captioned "Selected Consolidated Quarterly Financial Data" on page 26 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required with respect to identification of directors is incorporated herein by reference to the information contained in the section captioned "Election of Directors" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 7, 1998, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. Information regarding executive officers of Novell is set forth under the caption "Executive Officers" in Item 1a hereof.

     Each director and each officer of the Company who is subject to Section 16 of the Securities Exchange Act of 1934 (the "Act") is required by Section 16(a) of the Act to report to the Securities and Exchange Commission by a specified date his or her transactions in the Company's securities. In fiscal 1997, there were no compliance exceptions to this requirement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Executive Compensation" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 7, 1998, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Securities Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 7, 1998, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Certain Transactions" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 7, 1998, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934, as amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this annual report on Form 10-K for Novell, Inc.:

      1. The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Ernst & Young LLP, Independent Auditors, listed below are incorporated herein by reference to pages 11 through 25 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1997.

        Consolidated Statements of Operations for the fiscal years ended October 31, 1997, October 26, 1996, and October 28, 1995.

        Consolidated Balance Sheets at October 31, 1997 and October 26, 1996.

        Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 1997, October 26, 1996, and October 28, 1995.

        Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1997, October 26, 1996, and October 28, 1995.

        Notes to Consolidated Financial Statements.

        Report of Ernst & Young LLP, Independent Auditors.

      2. Financial Statement Schedules:

                                                                                        PAGE
                                                                                        ----
          Schedule II -- Valuation and Qualifying Accounts............................   16
          Schedules other than that listed above are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

      3. Exhibits:

          A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits, and is
        incorporated herein by this reference thereto.................................   17

     (b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended October 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NOVELL, INC.
                                          (Registrant)

Date: January 26, 1998                    By         /S/ DR. ERIC SCHMIDT
                                            ------------------------------------
                                                      Dr. Eric Schmidt
                                                   Chairman of the Board,
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     NAME                                   TITLE                    DATE
-----------------------------------------------  ----------------------------  -----------------

             /S/ DR. ERIC SCHMIDT                Chairman of the Board,         January 26, 1998
-----------------------------------------------  Chief Executive Officer
               (Dr. Eric Schmidt                 and Director
                                                 (Principal Executive
                                                 Officer)

             /S/ JAMES R. TOLONEN                Senior Vice President and      January 26, 1998
-----------------------------------------------  Chief Financial Officer
              (James R. Tolonen)                 (Principal Financial and
                                                 Accounting Officer)

              /S/ ELAINE R. BOND                 Director                       January 26, 1998
-----------------------------------------------
               (Elaine R. Bond)

            /S/ HANS-WERNER HECTOR               Director                       January 26, 1998
-----------------------------------------------
             (Hans-Werner Hector)

              /S/ JACK L. MESSMAN                Director                       January 26, 1998
-----------------------------------------------
               (Jack L. Messman)

             /S/ LARRY W. SONSINI                Director                       January 26, 1998
-----------------------------------------------
              (Larry W. Sonsini)

               /S/ IAN R. WILSON                 Director                       January 26, 1998
-----------------------------------------------
                (Ian R. Wilson)

               /S/ JOHN A. YOUNG                 Director                       January 26, 1998
-----------------------------------------------
                (John A. Young)

                                  NOVELL, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         ACCOUNTS RECEIVABLE ALLOWANCE
                                 (IN THOUSANDS)

                                                  ADDITIONS    ADDITIONS    DEDUCTIONS   DEDUCTIONS
                                     BALANCE AT   CHARGED TO   CHARGED TO      FROM       FROM BAD     BALANCE
                                     BEGINNING      RETURN      BAD DEBT      RETURN        DEBT       AT END
                                     OF PERIOD     RESERVES     RESERVES     RESERVES     RESERVES    OF PERIOD
                                     ----------   ----------   ----------   ----------   ----------   ---------
Fiscal year ended
  October 28, 1995.................   $ 82,934     $290,613     $ 10,470     $305,679     $  3,481     $ 74,857
Fiscal year ended
  October 26, 1996.................   $ 74,857     $314,979     $  6,481     $323,438     $ 11,939     $ 60,940
Fiscal year ended
  October 31, 1997.................   $ 60,940     $185,545     $  4,437     $210,205     $  7,664     $ 33,053

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION
------   ------------------------------------------------------------------------------------
  3.1    Restated Certificate of Incorporation.(4)(Exhibit 3.1)
  3.2    By-Laws.(1)(Exhibit 3.1)
  4.1    Reference is made to Exhibit 3.1.
  4.2    Form of certificate representing the shares of Novell Common Stock.(1)(Exhibit 4.3)
  4.3    Rights Agreement dated December 7, 1988, between Novell, Inc. and Mellon Bank (East)
         N.A., as Rights Agent, relating to the Shareholder Rights Plan.(3)(Exhibit 1)
 10.1    Novell, Inc., Employee Retirement and Savings Plan dated December 8,
         1996.(2)(Exhibit 10.9)
 10.2    Agreement and Plan of Reorganization dated March 23, 1989, among Novell, Inc.;
         Lansub Corporation; and Excelan, Inc.(5)(Appendix A)
 10.3    Novell, Inc. 1989 Employee Stock Purchase Plan.(6)(Exhibit 4.1)
 10.4    Agreement and Plan of Reorganization dated July 16, 1991, among Novell, Inc.; MDAC
         Corp.; and Digital Research Inc.(7)(Appendix A)
 10.5    Novell, Inc. 1991 Stock Plan.(8)(Exhibit 4.1)
 10.6    Agreement and Plan of Reorganization and Merger dated February 12, 1993, among
         Novell, Inc.; Novell Acquisition Corp.; UNIX System Laboratories, Inc.; and American
         Telephone and Telegraph Company.(9)(Appendix A)
 10.7    UNIX System Laboratories, Inc. Stock Option Plan.(10)(Exhibit 4.3)
 10.8    Agreement and Plan of Reorganization dated March 21, 1994 and amended May 31, 1994, among Novell, Inc.; Novell Acquisition Corp.; WordPerfect Corporation, Alan C.
         Ashton, Bruce W. Bastian, and Melanie L. Bastian.(11)(Appendix A & Exhibit 1.1)
 10.9    Novell, Inc. Novell/WordPerfect Stock Plan.(12)(Exhibit 10.1)
 10.10   Novell, Inc. Stock Option Plan for Non-Employee Directors.(13)(Exhibit 4.1)
 11      Statement regarding computation of per share earnings.(14)
 13      Company's Annual Report to Shareholders for the fiscal year ended October 26,
         1996.(14)
 21      Subsidiaries of the Registrant.(14)
 23.1    Consent of Ernst & Young LLP, independent auditors.(14)
 27      Financial Data Schedule.(14)

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

 (6) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-8, filed October 22, 1997 (File No. 333-38435).

 (7) Incorporated by reference to the Appendix identified in parentheses, filed as an appendix in the Registrant's Registration Statement on Form S-4, filed September 24, 1991 (File No. 33-42254).

 (8) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-8, filed May 29, 1996 (File No. 333-04775).

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

(13) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement of Form S-8, filed May 30, 1996 (File No. 333-04823).

(14) Filed herewith.