Form 10-Q
period 1998-01-31
NOVELL INC
filed 1998-03-17
CIK 758004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Quarter Ended January 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to suchfiling requirements for the past 90 days.

                                YES  X   NO ___

As of February 27, 1998 there were 351,627,630 shares of the registrant's common stock outstanding.




Part I.  Financial Information, Item 1.  Financial Statements

                                NOVELL, INC.
               CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                               Jan. 31,           Oct. 31,
Dollars in thousands, except per share data        1998               1997
---------------------------------------------------------------------------
ASSETS

Current assets
  Cash and short-term investments           $ 1,045,144        $ 1,033,473
  Receivables, less allowances                  225,039            234,358
  ($45,457  -  January;  $33,053 - October)
  Inventories                                     9,178             10,656
  Prepaid expenses                               66,205             57,685
  Deferred and refundable income taxes          119,833            134,210
--------------------------------------------------------------------------
Total current assets                          1,465,399          1,470,382

Property, plant and equipment, net              363,508            373,865
Other assets                                     73,754             66,402
---------------------------------------------------------------------------
Total assets                                $ 1,902,661        $ 1,910,649
===========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                          $    66,490        $    82,759
  Accrued compensation                           48,041             51,397
  Accrued marketing liabilities                  24,059             27,728
  Other accrued liabilities                      83,336             85,157
  Income taxes payable                            4,831                 --
  Deferred revenue                               83,586             74,915
---------------------------------------------------------------------------
Total current liabilities                       310,343            321,956

Minority  interests                              20,711             23,276

Shareholders' equity
  Common stock, par value $.10 a share
   Authorized - 600,000,000 shares
   Issued     - 351,145,781 shares-January
                350,937,812  shares-October      35,115             35,094
  Additional paid-in capital                    380,117            378,582
  Retained earnings                           1,202,455          1,188,361
  Unearned stock compensation                    (6,351)            (7,189)
  Cumulative translation adjustment                (552)              (666)
  Unrealized (loss) on investments              (39,177            (28,765)
---------------------------------------------------------------------------
Total shareholders' equity                    1,571,607          1,565,417
-----------------------------------------------------------------------------
See notes to consolidated unaudited condensed financial statements.


                               NOVELL, INC.
           CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                 Fiscal Quarter Ended
Amounts in thousands,                       Jan. 31,               Jan. 31,
except per share data                          1998                   1997
---------------------------------------------------------------------------
Net sales                                  $252,042               $374,847
Cost of sales                                55,139                 75,971
---------------------------------------------------------------------------
Gross profit                                196,903                298,876

Operating expenses
  Sales and marketing                       101,735                127,890
  Product development                        57,786                 71,755
  General and administrative                 32,450                 37,731
----------------------------------------------------------------------------
Total operating expenses                    191,971                237,376

Income from operations                        4,932                 61,500

Other income (expense)
  Investment income                          14,399                 16,614
  Other, net                                    244                 (2,837)
----------------------------------------------------------------------------
Other income, net                            14,643                 13,777
----------------------------------------------------------------------------
Income before taxes                          19,575                 75,277
Income taxes                                  5,481                 24,465
----------------------------------------------------------------------------
Net income                                 $ 14,094               $ 50,812
============================================================================
Weighted average shares outstanding
  Basic                                     351,031                346,506
  Diluted                                   352,971                347,095
============================================================================
Net income per share
  Basic                                    $   0.04               $   0.15
  Diluted                                  $   0.04               $   0.15
=============================================================================

See notes to consolidated unaudited condensed financial statements.


                                   NOVELL, INC.
           CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                               Fiscal Quarter Ended
                                          Jan. 31,               Jan. 31,
Amounts in thousands                         1998                   1997
----------------------------------------------------------------------------
Cash flows from operating activities

  Net income                           $    14,094               $   50,812

Adjustments to reconcile net income to net cash
provided (used) by operating activities
  Depreciation and amortization               19,889                 23,816
  Stock plans income tax benefits                132                  1,803
  Decrease in receivables                      9,319                 58,837
  Decrease (increase) in inventories           1,478                 (3,364)
  (Increase) decrease in prepaid expenses     (8,520)                 5,431
  Decrease (increase) in deferred
  and refundable incometaxes                  14,378                (13,049)
  (Decrease) in current liabilities, net     (11,613)               (11,190)
----------------------------------------------------------------------------
Net cash provided from operating activities   39,157                113,096
-----------------------------------------------------------------------------
Cash flows from financing activities
  Issuance of common stock, net                1,424                  2,685
  Sale of put warrants                            --                  2,300
  Settlement of put warrants                      --                 (6,250)
-----------------------------------------------------------------------------
Net cash provided (used) from
financing activities                           1,424                 (1,265)
-----------------------------------------------------------------------------
Cash flows from investing activities
  Expenditures for property, plant
  and equipment                               (8,694)               (27,543)
  Purchases of short-term investments       (484,596)              (714,467)
  Maturities of short-term investments       342,605                507,663
  Sales of short-term investments            145,517                166,868
  Other                                       (9,804)                 1,007
-----------------------------------------------------------------------------
Net cash (used) by investing activities      (14,972)               (66,472)
-----------------------------------------------------------------------------
Total increase in cash and cash equivalents $ 25,609             $   45,359
Cash and cash equivalents
- beginning of period                        208,543                145,521
----------------------------------------------------------------------------
Short-term investments - end of period       810,992                911,441
----------------------------------------------------------------------------
Cash and short-term investments
- end of period                           $1,045,144             $1,102,321

See notes to consolidated unaudited condensed financial statements.

                                NOVELL, INC.
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

A. Quarterly Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's fiscal 1997 Annual Report to Shareholders. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.
Certain reclassifications, none of which affected net income, have been made to the prior years' amounts in order to conform to the current year's presentation.

In the first quarter of fiscal 1997, the Company implemented a change to itsfiscal year and month ending dates. The Company now recognizes its fiscalyear end on the last calendar day of October, as opposed to prior years on thelast Saturday in October. Likewise, each fiscal month now ends on the last calendar day of each month, and each fiscal quarter will have a unique number of days as opposed to the consistent 13 weeks in prior years. Implementing this change resulted in an extra five days in the first fiscal quarter of 1997 which the Company believes did not have a material impact on its financial position, results of operations, or cash flows.

B.  Significant Events

During the third quarter of fiscal 1997, Novell took measures to reduce and realign its resources and better manage and control its business.
These measures were in response to declines in sales of boxed products through indirect distribution channel customers, controlled shifts to multi-product licenses, lower licensing revenue of certain older products to OEM's, as well as competitive pressures in the small network market. Specifically, the Company did not ship boxed products to its indirect distribution channel customers except to accommodate product exchanges and returns. In addition,the Company reduced its workforce by approximately 1,000 employees, or 17% and consolidated a number of facilities. This resulted in a one-time restructuring charge of $55 million, principally comprised of severance and excess facilities costs. The restructuring charge contributed a loss of $0.10 per share, net of tax, to the reported loss in fiscal 1997.

On March 12, 1998, the Company announced the resignation of James R. Tolonen as Senior Vice President and Chief Financial Officer. The Company also announced that Dennis R. Raney has joined the Company as interim Chief Financial Officer while the Company continues to actively recruit a Chief Operating Officer.

C. Cash and Short-term Investments are carried at fair market value, with the unrealized gains and losses, net of tax, included in shareholders equity. Municipal securities included in short-term investments have contractual maturities from 1-5 years. Money market preferreds have contractual maturities of less than 90 days. No other short-term investments have contractual maturities. The cost of securities sold is based on the specific identification method. Such securities are available to be used forcurrent operations and are therefore classified as current assets, even though some maturities may extend beyond one year.

The following is  a summary of cash and short-term investments, all of which are considered available-for-sale.
                                        Gross         Gross              Fair
                         Cost at   Unrealized    Unrealized   Market Value at
                      Jan. 31, 1998     Gains        Losses     Jan. 31, 1998
(Dollars in thousands)
----------------------------------------------------------------------------
Cash and cash equivalents
  Cash                    $   75,555   $   --      $     --       $   75,555
  Repurchase agreements          770       --            --              770
  Taxable money market fund   39,362       --            --           39,362
  Municipal securities       118,465       --            --          118,465
-----------------------------------------------------------------------------
Cash and cash equivalents $  234,152   $   --      $     --       $  234,152
-----------------------------------------------------------------------------
Short-term investments
  Municipal securities    $  468,883   $ 6,073     $    (99)     $  474,857
  Money market mutual funds       48        --           --               48
  Money market preferreds    146,065         2          (17)         146,050
  Mutual funds               106,226        46           --          106,272
  Equity securities          153,555    24,878      (94,668)          83,765
-----------------------------------------------------------------------------
Short-term investments    $  874,777   $ 30,999    $ (94,784)      $ 810,992
-----------------------------------------------------------------------------
Cash and short-term
investments               $1,108,929   $ 30,999    $ (94,784)      $1,045,144
-----------------------------------------------------------------------------
                                          Gross         Gross            Fair
                        Cost at      Unrealized    Unrealized Market Value at
                      Oct. 31, 1997       Gains        Losses   Oct. 31, 1997
(Dollars in thousands)
-----------------------------------------------------------------------------
Cash and cash equivalents
  Cash                    $  84,151    $    --      $     --       $   84,151
  Repurchase agreements       4,932         --            --            4,932
  Money market fund          42,581         --            --           42,581
  Municipal securities       76,879         --            --           76,879
------------------------------------------------------------------------------
Short-term investments
  Municipal securities    $  463,443   $ 4,551      $    (84)      $  467,910
  Money market mutual funds   88,999        --            --           88,999
  Money market preferreds    150,817        --           (17)         150,800
  Mutual funds                14,721        33            (1)          14,753
  Equity securities          153,785    25,829       (77,146)         102,468
-----------------------------------------------------------------------------
Short-term investments   $   871,765   $30,413      $(77,248)      $  824,930
-----------------------------------------------------------------------------
Cash and short-term
investments               $1,080,308   $30,413      $(77,248)      $1,033,473
-----------------------------------------------------------------------------

During the first quarter of fiscal 1998 the Company had realized gains of $3 million on the sale of securities compared to realized gains of $6 million in the first quarter of fiscal 1997, while realizing losses on sales of securities of $1 million in the first quarter of fiscal 1998.

D.  Income Taxes

The Company's estimated effective tax rate for the first quarter of fiscal
1998 was 28.0% compared to 32.5% in the first quarter of fiscal 1997.  The
Company paid cash amounts for income taxes of $1 million and $3 million, in the first quarter of fiscal 1998 and 1997, respectively.


E.  Commitments and Contingencies

The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At January 31, 1998 there were no borrowings, letter of credit acceptances or commitments under such line.

The Company has an additional $5 million line of credit with another bank which is not subject to a loan agreement. At January 31, 1998 standby letters of credit of approximately $200,000 were outstanding under this line ofcredit.

In fiscal 1997, the Company entered into agreements to lease buildings being constructed on land owned by the Company in San Jose, California and in Provo, Utah. The lessor has committed to fund up to $272 million for construction ofthe buildings. The leases are for a period of seven years and can be renewed for two additional five year periods, subject to the approval of the lender and the Company, at the sole discretion of each party. Rent obligations will commence upon the Company's occupation of the buildings in fiscal 1999 and fiscal 2000. If the Company does not purchase the buildings, or arrange for the sale of the buildings, at the end of the lease, the Company will guarantee approximately $272 million) as determined at the inception of the leases. Inaddition, the agreement calls for the Company to maintain a specific level of restricted cash to serve as collateral for the leases and maintain compliance with certain financial covenants. The value of restricted cash held as collateral at January 31, 1998 was approximately $ 28 million, and is included in other assets.

In 1993, a suit was filed due to a failed contract against a company that Novell subsequently acquired. The plaintiff obtained a jury verdict against the acquired company in 1996. Novell does not believe that the resolution ofthis legal matter will have a material adverse effect on its financial position, results of operations, or cash flows.

The Company is a party to a number of legal claims arising in the ordinary course of business. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position, results of operations, or cash flows.

F.  Put Warrants

In fiscal 1997, the Company sold put warrants on 2 million shares of its common stock for $2 million, callable on specific dates in the third quarter of fiscal 1997, giving a third party the right to sell shares of Novell common stock to the Company at contractually specified prices. The put warrant liability is the amount the Company would be obligated to pay if all the outstanding put warrants were exercised at the strike price without a cash settlement. During fiscal 1997, the Company also settled all of its remaining put warrants obligations on 6 million shares for cash of $21 million and therefore reversed the put warrant obligation back to additional paid-in capital.

G.   International Sales

The Company markets internationally both directly to end users and through distributors who sell to dealers and end users.  For the fiscal quarters ended January 31, 1998 and January 31, 1997, sales to international customers were approximately $109 million and $172 million, respectively.
In the first quarters of fiscal 1998 and fiscal 1997, 65% and 62%, respectively,
 of international sales were to European countries.   No one foreign
country accounted for 10% or more of total sales in either period. Except for one multi-national distributor, which accounted for 15% of revenue in the first quarter of 1998 and 18% of revenue in the first quarter of fiscal 1997, no customer accounted for more than 10% of revenue in any period.
H.  Net Income Per Share

In 1997, the Financial Accounting Standards Board issued Statement No.
128, Earnings Per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.
Diluted earnings per share is what the Company previously reported as earnings per share. Earnings per share amounts for all periods have been presented and where appropriate, restated to conform to the Statement No. 128 requirements.

Item 2. Management's Discussion and Analysis of Financial Condition andResults of Operations

Introduction

Novell is the world's leading provider of network software. The Company offers a wide range of network solutions, education, and support for distributed network, Internet, and small-business markets.

During the third quarter of fiscal 1997, Novell took measures to reduce and realign its resources and better manage and control its business.
The measures were in response to declines in sales of boxed products through indirect distribution channel customers, controlled shifts to multi-product licenses, lower licensing revenue of certain older products to
OEM's, as well as competitive pressures in the small network market.
Specifically, the Company did not ship boxed products to its indirect distribution channel customers except to accommodate product exchanges and returns.  The Company believes this action, which significantly reduced reported revenue in the quarter, brought indirect distribution channel inventories of
boxed software products in line with current market demand.   The decision to
withhold shipments to the Company's indirect distributor channel resulted in an operating loss in the third quarter of fiscal 1997.  The Company will continue to monitor channel inventory levels to keep them in line with estimated market demand.  In addition, the Company reduced its workforce by approximately
1,000 employees, or 17%, and consolidated a number of facilities.   This
resulted in a one-time restructuring charge of $55  million, principally comprised ofseverance and excess facilities costs.  The restructuring charge contributed a loss of $0.10 per share, net of tax, to the reported loss in fiscal 1997.
The workforce reduction and associated consolidation of facilities returned the
Company to break even for the fourth quarter of fiscal 1997 and is expected to lower future operating expenses by appproximately $100 million annually.

In the first quarter of fiscal 1997, the Company implemented a change to its fiscal year and month ending dates. The Company now recognizes its fiscal year end on the last calendar day of October, as opposed to prior years which ended on the last Saturday in October. Likewise, each fiscal month end now ends on the last calendar day of each month, and each fiscal quarter has a unique number of days as opposed to the consistent 13 weeks in prior years.
quarter of 1997, which the Company believes did not have a material impact on its financial position, results of operations, or cash flows.

Results of Operations
Net Sales
                                    Q1                                    Q1
                                  1998             Change               1997
-----------------------------------------------------------------------------
Net sales (millions)              $252               -33%               $375
=============================================================================

In general, the Company has experience continued competitive pressures in the marketplace, resulting in the action taken in the third quarter of fiscal 1997 described above. These competitive pressures also resulted in lower overall revenues in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997.

Novell's product lines can be categorized into server operating environments;
network services; UNIX royalties; and education, service and other.
While revenue decreased from the first quarter of 1997 to the first quarter of 1998, analysis of the individual product categories characterizes the changes that have occurred.

Server operating environments revenues decreased by $103 million or 41% in the first quarter of 1998 compared to the first quarter of 1997.
Decreases occurred in both the NetWare 4 product family of $60 million or a 32% decline from the first quarter of 1997 and in the NetWare 3 product family of $43 million or a 66% decline from the first quarter of 1997.


Network services revenues decreased by $13 million or 16% in the first quarter of 1998 compared to the first quarter of 1997. The decrease is mainly the result of decreases in TCP/IP access products of $9 million, GroupWare application products of $6 million, Host Connectivity products of $5 million and Network management products of $4 million, somewhat offset by a $7 million increase in Tuxedo, and the Company's border manager product of $5 million.

UNIX royalties revenues decreased $3 million or 29% in the first quarter of 1998 compared to the first quarter of 1997. The decrease was attributable to declining sales of UNIX licenses.

Education, service and other revenues decreased by $5 million or 14% in the first quarter of 1998 compared to the first quarter of 1997. The decrease was a result of lower revenues in training and other product categories, partially offset by an increase in service related revenue.

International sales represented 43% of total sales in the first quarter of 1998 compared to 46% in the first quarter of 1997. This change is a result ofa 30% decrease in domestic revenues compared to a 36% decrease in international revenues in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997.

Gross Profit
                                      Q1                                  Q1
                                    1998             Change             1997
-----------------------------------------------------------------------------
Gross profit (millions)             $197              -34%              $299
Percentage of net sales              78%                                  80%
==============================================================================
The gross margin percentage decreased in the first quarter of fiscal
1998 compared to the first quarter of fiscal 1997 due to the fixed portion of cost of sales being a higher percentage of the lower revenue in the first quarter of fiscal 1998 notwithstanding the substantial cost reductions in absolute dollars.

Operating Expenses
                                      Q1                                  Q1
                                    1998             Change             1997
-----------------------------------------------------------------------------
Sales and marketing (millions)      $102              -20%              $128
Percentage of net sales               40%                                 34%
------------------------------------------------------------------------------
Product development (millions)       $58              -19%               $72
Percentage of net sales               23%                                 19%
-----------------------------------------------------------------------------
General and administrative (millions)$32              -14%               $37
Percentage of net sales               13%                                 10%
-----------------------------------------------------------------------------
Total operating expenses (millions) $192              -19%              $237
Percentage of net sales               76%                                 63%
==============================================================================
Sales and marketing expenses decreased by $26 million in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 primarily due to workforce reductions and lower facilities costs as a result of the Company's restructuring in the third quarter of fiscal 1997.  Sales and marketing expenses increased as a percentage of net sales in the first quarter of fiscal
1998 compared to the first quarter of fiscal 1997 due to a lower revenue base. Sales and marketing expenses fluctuate as a percentage of net sales in any given period due to product promotions, advertising or other discretionary expenses.

Product development expenses decreased by $14 million in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 primarily due to workforce reductions in fiscal 1997, but decreased in absolute dollars due to a lower revenue base.

General and administrative expenses decreased by $5 million in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 primarily due to workforce reductions in fiscal 1997, while increasing as a percentage of net sales due to a lower revenue base.

Overall, operating expenses have declined less rapidly than revenues in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997, but as a percentage of net sales as compared to the fourth quarter of fiscal
1997.


                                     Q1                                   Q1
                                   1998            Change               1997
-----------------------------------------------------------------------------
Employees                         4,638              -20%              5,796
Annualized revenue per
employee (000's)                   $214              -17%               $257
==============================================================================

In fiscal 1997, the Company reduced its workforce by approximately
1,000 employees as the Company realigned its resources to better manage and control its business.

Other Income, Net
                                    Q1                                    Q1
                                  1998             Change               1997
-----------------------------------------------------------------------------
Other income, net (millions)       $15              7%                   $14
Percentage of net sales              6%                                    4%
==============================================================================

The primary component of other income, net is investment income, which was $14 million in the first quarter of fiscal 1998 compared to $17 million in the first quarter of fiscal 1997. The decrease is the result of higher realized capital gains in the first quarter of fiscal 1997. In order to achieve potentially higher returns, a limited portion of the Company's investment portfolio is invested in mutual funds which incur some market risk.
The Company believes that the market risk has been limited by diversification and by use of a funds management timing service which switches funds out of mutual funds and into money market funds when preset signals occur.

Income Taxes
                                     Q1                                  Q1
                                   1998             Change             1997
-----------------------------------------------------------------------------
Income taxes (millions)              $5               -79%              $24
Percentage of net sales               2%                                  6%
Effective tax rate                   28%                                 33%
==============================================================================

The effective tax rate for fiscal 1998 is estimated to be 28% compared to a tax benefit of 48% in fiscal 1997 due to a loss before taxes in fiscal
1997 compared to anticipated earnings in fiscal 1998.

Net Income and Net Income Per Share
                                     Q1                                    Q1
                                   1998               Change             1997
-----------------------------------------------------------------------------
Net income (millions)               $14                -73%              $51
Percentage of net sales               6%                                  14%
Net income per share
- basic and diluted                $.04                -73%              $.15
==============================================================================
In 1997, the Financial Accounting Standards Board issued Statement No.
128, Earnings Per Share.  Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.
Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is what the Company previously reported as earnings per share. Earnings per share amounts for all periods have been presented and where appropriate, restated to conform to the Statement No. 128 requirements.

Liquidity and Capital Resources
                                       Q1                                 Q4
                                     1998            Change             1997
-----------------------------------------------------------------------------
Cash and short-term
investments (millions)             $1,045              1%              $1,033
Percentage of total assets             55%                                 54%
==============================================================================

Cash and  short-term investments increased to $1,045 million at January
31, 1998 from $1,033 million at October 31, 1997.   The major reason for
this increase was the $39 million provided by operating activities, offset by the $9 million of cash used for expenditures on property, plant and equipment, and the $10 million used by other investing activities.  The investment portfolio is diversified among security types, industry groups, and individual issuers.


The Company's principal source of liquidity has been from operations.
At January 31, 1998, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $15 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, strategic investments and flexibility in a dynamic and competitive operating environment.

During the first fiscal quarter of 1998, the Company has continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. The Company believes that borrowings under the Company's credit facilities, or public offerings of equity or debt securities are available if the need arises. Investments will continue in product development
and in new and existing areas of technology.   Cash may also be used to
acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 1998 are anticipated to be approximately $45 million, but could be reduced if the growth of the Company is less than presently anticipated.
The Company's future results of operations involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from historical results are the following: business conditions and the general economy; competitive factors, such as rival operating systems, acceptance of new products and price pressures; availability of third-party compatible products at reasonable prices; risk of nonpayment of accounts or notes receivable; risks associated with foreign operations; risk of product line or inventory obsolescence due to shifts in technologies or market demand; timing of software product introductions; market fluctuations of investment securities; and litigation.

The Company is addressing the issues associated with the year 2000.
The Company is utilizing resources to identify, correct, reprogram and test both its systems used internally as well as the products it sells for year 2000 compliance. It is anticipated that all reprogramming efforts will be completed during fiscal 1998. Novell believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, product mix, and profits are all influenced by a number of factors, such as those discussed above, as well as risks described in detail in the Company's fiscal 1997 report on Form 10K.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number            Description
--------         ------------
 27*              Financial Data Schedule

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended January 31, 1998.


______________________
*Filed herewith.
                               SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         Novell, Inc.
                                                         ------------------
                                                         (Registrant)




Date:  March 16, 1998                              /s/ Dr. Eric Schmidt
                                                   ----------------------
                                                   Dr. Eric Schmidt
                                                   Chairman of the Board
                                                   and Chief Executive
                                                   Officer
                                                   (Principal Executive
                                                   Officer)



Date:  March 16, 1998                              /s/ Dennis R. Raney
                                                   ---------------------
                                                   Dennis R. Raney
                                                   Chief Financial Officer
                                                   (Principal Financial
                                                   Officer)



Date:  March 16, 1998                              /s/ Cliff Simpson
                                                   --------------------
                                                   Cliff Simpson
                                                   Vice President Finance and
                                                   Corporate Controller
                                                   (Principal Accounting
                                                    Officer)