Form 10-Q
period 1998-04-30
NOVELL INC
filed 1998-06-12
CIK 758004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-Q



     [X]             Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                     For the Fiscal Quarter Ended April 30, 1998

                                      or

     [ ]           Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934
                            For the transition period from ________
                                                        to ________


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

                               YES  X   NO

As of May 31, 1998 there were 353,436,064 shares of the registrant's common stock outstanding.



Part I.  Financial Information, Item 1.  Financial Statements

                                NOVELL, INC.
               CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                                    Apr. 30,         Oct. 31,
Dollars in thousands, except per share data            1998             1997
------------------------------------------------------------------------------
ASSETS

Current assets
  Cash and short-term investments               $ 1,084,635       $ 1,033,473
  Receivables, less  allowances
    ($34,841 - April; $33,053 - October)            220,128           234,358
  Inventories                                         6,316            10,656
  Prepaid expenses                                   62,152            57,685
  Deferred and refundable income taxes              117,849           134,210
------------------------------------------------------------------------------
Total current assets                              1,491,080         1,470,382
==============================================================================
Property, plant and equipment, net                  340,708           373,865
Other assets                                         83,397            66,402
------------------------------------------------------------------------------
Total assets                                    $ 1,915,185       $ 1,910,649
==============================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                            $      60,875      $     82,759
  Accrued compensation                               47,344            51,397
  Accrued marketing liabilities                      17,741            27,728
  Other accrued liabilities                          71,453            85,157
  Income taxes payable                                3,839                --
  Deferred revenue                                   83,251            74,915
------------------------------------------------------------------------------
Total current liabilities                           284,503           321,956

Minority interests                                   18,681            23,276

Shareholders' equity
  Common stock, par value $.10 a share
  Authorized - 600,000,000 shares
  Issued -     353,037,548 shares-April
               350,937,812 shares-October            35,304            35,094

  Additional paid-in capital                        393,952           378,582
  Retained earnings                               1,221,762         1,188,361
  Unearned stock compensation                        (6,157)           (7,189)
  Cumulative translation adjustment                    (498)             (666)
  Unrealized (loss) on investments                  (32,362)          (28,765)
------------------------------------------------------------------------------
Total shareholders' equity                        1,612,001         1,565,417
------------------------------------------------------------------------------
Total liabilities and shareholders' equity      $ 1,915,185       $ 1,910,649
==============================================================================

See notes to consolidated unaudited condensed financial statements.


                            NOVELL, INC.
           CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                 Fiscal Quarter Ended       Six Months Ended
                               ------------------------   --------------------
Amounts in thousands,          Apr. 30,     Apr. 30,     Apr. 30,     Apr. 30,
except per share data             1998         1997         1998         1997
------------------------------------------------------------------------------
Net sales                     $262,250     $273,107     $514,292     $647,954
Cost of sales                   57,021       77,175      112,160      153,146
------------------------------------------------------------------------------
Gross profit                   205,229      195,932      402,132      494,808

Operating expenses
  Sales and marketing           98,253      116,068      199,988      243,958
  Product development           58,046       68,442      115,832      140,197
  General and administrative    34,582       39,517       67,032       77,248
------------------------------------------------------------------------------
Total operating expenses       190,881      224,027      382,852      461,403
------------------------------------------------------------------------------
Income (loss) from operations   14,348      (28,095)      19,280       33,405

Other income (expense)
  Investment income             15,456        9,921       29,855       26,535
  Other, net                    (2,989)      (3,506)      (2,745)      (6,343)
------------------------------------------------------------------------------
Other income, net               12,467        6,415       27,110       20,192
------------------------------------------------------------------------------
Income (loss) before taxes      26,815      (21,680)      46,390       53,597
Income tax expense (benefit)     7,508       (7,046)      12,989       17,419
------------------------------------------------------------------------------
Net income (loss)            $  19,307    $ (14,634)   $  33,401    $  36,178
==============================================================================
Weighted average shares outstanding
  Basic                        351,762      347,320      351,396      346,913
  Diluted                      356,586      347,904      354,779      347,499
==============================================================================
Net income (loss) per share
  Basic                    $     0.05     $   (0.04)   $    0.10    $    0.10
  Diluted                  $     0.05     $   (0.04)   $    0.09    $    0.10
==============================================================================

See notes to consolidated unaudited condensed financial statements.


                                 NOVELL, INC.
          CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                       Six Months Ended
                                                 ----------------------------
                                                 Apr. 30,            Apr. 30,
Amounts in thousands                                1998                1997
------------------------------------------------------------------------------
Cash flows from operating activities

  Net income                                $     33,401          $    36,178

Adjustments to reconcile net income to net cash
provided (used) by operating activities
  Depreciation and amortization                   40,227               46,266
  Stock plans income tax benefits                  1,150                2,356
  Decrease in receivables                         14,230              119,820
  Decrease (increase) in inventories               4,340               (1,563)
  (Increase) in prepaid expenses                  (4,467)             (11,905)
  Decrease (increase) in deferred
  and refundable income taxes                     17,860              (34,532)
  (Decrease) in current liabilities, net         (37,453)             (47,864)
------------------------------------------------------------------------------
Net cash provided by operating activities         69,288              108,756
------------------------------------------------------------------------------
Cash flows from financing activities
  Issuance of common stock, net                   13,923                7,673
  Sale of put warrants                                --                2,300
  Settlement of put warrants                          --              (14,494)
------------------------------------------------------------------------------
Net cash provided (used) by financing activities  13,923               (4,521)
------------------------------------------------------------------------------
Cash flows from investing activities
  Expenditures for property, plant and equipment (17,231)             (47,738)
  Purchases of short-term investments         (1,037,871)          (1,271,326)
  Maturities of short-term investments           552,398              951,279
  Sales of short-term investments                379,014              303,908
  Other                                          (11,221)               3,661
------------------------------------------------------------------------------
Net cash (used) by investing activities         (134,911)             (60,216)
------------------------------------------------------------------------------
Total (decrease) increase in cash
 and cash equivalents                         $  (51,700)        $     44,019
Cash and cash equivalents - beginning of period  208,543              145,521
------------------------------------------------------------------------------
Cash and cash equivalents - end of period        156,843              189,540
Short-term investments - end of period           927,792              854,566
------------------------------------------------------------------------------
Cash and short-term investments
 - end of period                              $1,084,635           $1,044,106
==============================================================================

See notes to consolidated unaudited condensed financial statements.


                                 NOVELL, INC.
        NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

A. Quarterly Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's fiscal 1997 Annual Report to Shareholders. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Certain reclassifications, none of which affected net income, have been made to the prior years amounts in order to conform to the current year's presentation.

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

B. Significant Events

During the third quarter of fiscal 1997, Novell took measures to reduce and realign its resources and better manage and control its business. These measures were in response to declines in sales of boxed products through indirect distribution channel customers, controlled shifts to multi-product licenses, lower licensing revenue of certain older products to OEM s, as well as competitive pressures in the small network market. Specifically, the Company did not ship boxed products to its indirect distribution channel customers except to accommodate product exchanges and returns. In addition, the Company reduced its workforce by 17%, or approximately 1,000 employees, and consolidated a number of facilities. This resulted in a one-time restructuring charge of $55 million, principally comprised of severance and excess facilities costs. The restructuring charge contributed a loss of $0.10 per share, net of tax, to the reported loss in fiscal 1997.

C. Cash and Short-term Investments

All marketable debt and equity securities are included in cash and short-term investments and are considered available-for-sale and carried at fair market value, with the unrealized gains and losses, net of tax, included in shareholders equity. Municipal securities included in short-term investments have contractual maturities from 1-5 years. Money market preferreds have contractual maturities of less than 180 days. No other short-term investments have contractual maturities. The cost of securities sold is based on the specific identification method. Such securities are anticipated to be used for current operations and are therefore classified as current assets, even though some maturities may extend beyond one year.



The following is a summary of cash and short-term investments, all of which are considered available-for-sale.
                                           Gross       Gross             Fair
                             Cost at  Unrealized  Unrealized  Market Value at
(Dollars in thousands) Apr. 30, 1998       Gains      Losses    Apr. 30, 1998
------------------------------------------------------------------------------
Cash and cash equivalents
  Cash                   $   70,712    $     --    $      --      $    70,712
  Repurchase agreements       4,610          --           --            4,610
  Taxable money market fund  19,796          --           --           19,796
  Municipal securities       61,725          --           --           61,725
------------------------------------------------------------------------------
Cash and cash equivalents $ 156,843    $     --    $      --      $   156,843
------------------------------------------------------------------------------
Short-term investments
  Municipal securities   $  485,683    $  2,901    $     (82)     $   488,502
  Money market mutual funds  93,311          --           --           93,311
  Money market preferreds   235,743          --          (43)         235,700
  Mutual funds               14,999          14          (10)          15,003
  Equity securities         150,746      26,254      (81,724)          95,276
------------------------------------------------------------------------------
Short-term investments   $  980,482    $ 29,169    $ (81,859)     $   927,792
------------------------------------------------------------------------------
Cash and short-term
 investments             $1,137,325    $ 29,169    $ (81,859)     $ 1,084,635
------------------------------------------------------------------------------

                                          Gross        Gross             Fair
                            Cost at  Unrealized   Unrealized  Market Value at
                      Oct. 31, 1997       Gains       Losses    Oct. 31, 1997
(Dollars in thousands)
------------------------------------------------------------------------------
Cash and cash equivalents
  Cash                  $    84,151   $     --   $        --      $    84,151
  Repurchase agreements       4,932         --            --            4,932
  Money market fund          42,581         --            --           42,581
  Municipal securities       76,879         --            --           76,879
-----------------------------------------------------------------------------
Cash and cash equivalents $ 208,543   $     --   $        --      $   208,543
------------------------------------------------------------------------------
Short-term investments
  Municipal securities   $  463,443   $  4,551    $      (84)     $   467,910
  Money market mutual funds  88,999         --            --           88,999
  Money market preferreds   150,817         --           (17)         150,800
  Mutual funds               14,721         33            (1)          14,753
  Equity securities         153,785     25,829       (77,146)         102,468
------------------------------------------------------------------------------
Short-term investments   $  871,765   $ 30,413     $ (77,248)     $   824,930
------------------------------------------------------------------------------
Cash and short-term
 investments             $1,080,308   $ 30,413     $ (77,248)     $ 1,033,473
------------------------------------------------------------------------------
During the first six months of fiscal 1998 the Company had realized gains of
$5 million on the sale of securities compared to realized gains of $5 million in the first six months of fiscal 1997, while realizing losses on sales of securities of $2 million in the first six months of fiscal 1998.

D. Income Taxes

The Company's estimated effective tax rate for the first six months of fiscal
1998 was 28.0% compared to 32.5% in the first six months of fiscal 1997.  The
Company paid cash amounts for income taxes of $10 million and $7 million, in the first six months of fiscal 1998 and 1997, respectively.


E. Commitments and Contingencies

The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At April 30, 1998 there were no borrowings, letter of credit acceptances or commitments under such line.

The Company has an additional $5 million credit facility with another bank which is not subject to a loan agreement. At April 30, 1998 standby letters of credit of approximately $200,000 were outstanding under this facility.

In fiscal 1997, the Company entered into agreements to lease buildings being constructed on land owned by the Company in San Jose, California and in Provo, Utah. The lessor has committed to fund up to $272 million for construction of the buildings. The leases are for a period of seven years and can be renewed for two additional five year periods, subject to the approval of the lender and the Company, at the sole discretion of each party. Rent obligations will commence upon the Company's occupation of the buildings in fiscal 1999 and fiscal 2000. If the Company does not purchase the buildings, or arrange for the sale of the buildings, at the end of the lease, the Company will guarantee the lessor no more than 85% of the residual value of the buildings (approximately $272 million) as determined at the inception of the leases. In addition, the agreement calls for the Company to maintain a specific level of restricted cash to serve as collateral for the leases and maintain compliance with certain financial covenants. The value of restricted cash held as collateral at April 30, 1998 was approximately $41 million, and is included in other assets.

In 1993, a suit was filed due to a failed contract against a company that
Novell subsequently acquired.   The plaintiff obtained a jury verdict against
the acquired company in 1996. Novell does not believe that the resolution of this legal matter will have a material adverse effect on its financial position, results of operations, or cash flows.

In February 1998, a suit was filed against Novell and certain of its officers and directors, alleging violation of federal securities laws. The lawsuit was broght as a purported class action on behalf of purchasers of Novell common stock from November 1, 1996 through April 22, 1997. The case is in its preliminary stages. Novell believes that the case is without merit, and intends to vigorously defend against the allegations. While there can be no assurance as to the ultimate disposition of the case, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

The Company is a party to a number of legal claims arising in the ordinary course of business. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position, results of operations, or cash flows.

F. Put Warrants

In the first six months of fiscal 1997, the Company sold put warrants on 2 million shares of its common stock for $2 million, callable on specific dates in the third quarter of fiscal 1997, giving a third party the right to sell shares of Novell common stock to the Company at contractually specified prices. During the first six months of fiscal 1997, the Company also settled put warrant obligations on 4 million shares for $14 million in cash.

G. International Sales

The Company markets internationally both directly to end users and through distributors who sell to dealers and end users. For the six months of fiscal 1998 and fiscal 1997, sales to international customers were approximately $223 million and $302 million, respectively. In the first six months of fiscal 1998 and fiscal 1997, 67% and 57%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total sales in either period. Except for one multinational distributor, which accounted for 13% of revenue in the first six months of fiscal 1998 and 14% of revenue in the first six months of 1997, no customer accounted for more than 10% of revenue in any period.

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

During the third quarter of fiscal 1997, Novell took measures to reduce and realign its resources and better manage and control its business. The measures were in response to declines in sales of boxed products through indirect distribution channel customers, controlled shifts to multi-product licenses, lower licensing revenue of certain older products to OEM's, as well as competitive pressures in the small network market. Specifically, the Company did not ship boxed products to its indirect distribution channel customers except to accommodate product exchanges and returns. The Company believes this action, which significantly reduced reported revenue in the quarter, brought indirect distribution channel inventories of boxed software products in line with current market demand. The decision to withhold shipments to the Company's indirect distributor channel resulted in an operating loss in the third quarter of fiscal 1997. The Company will continue to monitor channel inventory levels to keep them in line with estimated market demand. In addition, the Company reduced its workforce by 17%, or approximately 1,000 employees, and consolidated a number of facilities. This resulted in a one-time restructuring charge of $55 million, principally comprised of severance and excess facilities costs. The restructuring charge contributed a loss of $0.10 per share, net of tax, to the reported loss in fiscal 1997. The workforce reduction and associated consolidation of facilities returned the Company to break even for the fourth quarter of fiscal 1997 and is expected to lower future operating expenses by approximately $100 million annually.

In the first quarter of fiscal 1997, the Company implemented a change to its fiscal year and month ending dates. The Company now recognizes its fiscal year end on the last calendar day of October, as opposed to prior years which ended on the last Saturday in October. Likewise, each fiscal month end now ends on the last calendar day of each month, and each fiscal quarter has a unique number of days as opposed to the consistent 13 weeks in prior years.
Implementing this change resulted in an extra five days in the first fiscal quarter of 1997, which the Company believes did not have a material impact on its financial position, results of operations, or cash flows.

Results of Operations

Net sales
                            Q2               Q2       YTD               YTD
                          1998   Change    1997      1998    Change    1997
------------------------------------------------------------------------------
Net sales (millions)      $262     -4%     $273      $514     -21%     $648
==============================================================================

In general, the Company has experienced continued competitive pressures in the marketplace, resulting in the action taken in the third quarter of fiscal 1997
described above.   These competitive pressures also resulted in lower overall revenues in the second quarter and the first six months of fiscal 1998 compared to the second quarter and the first six months of fiscal 1997.

Novell's product lines can be categorized into three areas, all within the software industry. They are server operating environments; network services;
and other. While revenue decreased from the second quarter of 1997 to the second quarter of 1998, and from the first six months of fiscal 1997 to the first six months of fiscal 1998, analysis of the individual product categories characterizes the changes that have occurred.

Server operating environments revenues decreased by 7% or $18 million in the second quarter of 1998 compared to the second quarter of 1997 and by 29% or $121 million in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. Generally, such decreases occurred due to lower unit sales in both the NetWare 3 and NetWare 4 product lines due to competitive pressures in the marketplace.


Network services revenues increased by 9% or $8 million in the second quarter of 1998 compared to the second quarter of 1997 and decreased by 4% or $5 million in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. The $8 million increase between the second quarter of fiscal 1997 and the second quarter of fiscal 1998 is mainly the result of an increase in unit sales of network management products, and from the newly released Border Manager product. The $5 million decrease in the first six months of fiscal 1998 from the first six months of 1997 is due to decreases in TCP/IP Access products, Host Connectivity products, and GroupWare Applications, somewhat offset by increases in Tuxedo revenue and the newly released Border Manager product.

Other revenue, which is made up of UNIX royalties, education, service, and other, decreased by 2% or $1 million from the second quarter of fiscal 1997 to the second quarter of fiscal 1998 and decreased by 10% or $8 million in the first six months of fiscal 1998 compared to the first six months of fiscal
1997.   The decreases relate primarily to lower UNIX royalties in fiscal 1998 compared to fiscal 1997.

International sales represented 43% of total sales in the first six months of 1998 compared to 47% in the first six months of 1997. This change is a result of a 16% decrease in domestic revenues compared to a 26% decrease in international revenues in the first six months of fiscal 1998 compared to the first six months of fiscal 1997.

In the second quarter of fiscal 1998, the Company gave contractual notice to distributors of a change in its channel discount policy effective May 1, 1998.
The change reduced its channel discount from 40 percent to 30 percent off published list prices.  Published list prices for Novell products have not been affected by this change.
Gross profit
                             Q2              Q2        YTD                YTD
                           1998     Change  1997       1998     Change   1997
------------------------------------------------------------------------------
Gross profit (millions)    $205       5%    $196       $402      -19%    $495
Percentage of net sales      78%              72%        78%               76%
==============================================================================

The gross margin percentage increased in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 due to lower material costs as licensing revenues grew to a larger percentage of total revenues.  Likewise, services and training related costs as well as lower inventory management costs contributed to the increase in gross margin percentage.  The gross margin percentage also increased in the first six months of fiscal 1998 compared to the first six months of fiscal 1997 due to a reduction in material costs as licensing revenues grew to a larger percentage of total revenues and inventory management costs were reduced.
Operating expenses
                                Q2                Q2      YTD             YTD
                              1998    Change    1997     1998   Change   1997
------------------------------------------------------------------------------
Sales and marketing (millions)$ 98     -16%     $116      $200    -18%   $244
Percentage of net sales         38%               42%       39%            38%
------------------------------------------------------------------------------
Product development (millions)$ 58     -15%     $ 68      $116    -17%   $140
Percentage of net sales         22%               25%       23%            21%
------------------------------------------------------------------------------
General and administrative
 (millions)                   $ 35     -13%     $ 40      $ 67    -13%    $77
Percentage of net sales         13%               15%       13%            12%
------------------------------------------------------------------------------
Total operating expenses
 (millions)                   $191     -15%     $224      $383    -17%   $461
Percentage of net sales         73%               82%       75%            71%
==============================================================================

Sales and marketing expenses decreased as a percentage of net sales in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 and increased slightly in the first six months of fiscal 1998 compared to the first six months of fiscal 1997, but decreased in absolute dollars in both comparative periods due to lower marketing expenses. Sales and marketing expenses fluctuate as a percentage of net sales in any given period due to product promotions, advertising or other discretionary expenses.

Product development expenses decreased as a percentage of net sales in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 and increased slightly in the first six months of fiscal 1998 compared to the first six months of fiscal 1997, but decreased in absolute dollars in both comparative periods primarily due to work force reductions in fiscal
1997.



General and administrative expenses decreased as a percentage of net sales in the second quarter of fiscal 1998 compared to the second quarter of fiscal
1997, and increased slightly as a percentage of net sales in the first six months of fiscal 1998 compared to the first six months of fiscal 1997, but decreased in absolute dollars in both comparative periods, primarily due to work force reductions in fiscal 1997.

Overall, operating expenses declined more rapidly than revenues in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997, but less rapidly than revenues in the first six months of fiscal 1998 compared to the first six months of fiscal 1997.
                                           YTD                             YTD
                                          1998            Change          1997
------------------------------------------------------------------------------
Employees                                4,570             -20%          5,746
Annualized revenue per employee (000's)   $220              -1%           $223
==============================================================================

In fiscal 1997, the Company reduced its workforce by approximately 1,000 employees as the Company realigned its resources to better manage and control its business.
Other income, net
                                 Q2              Q2     YTD               YTD
                               1998   Change   1997    1998    Change    1997
------------------------------------------------------------------------------
Other income, net (millions)   $12     100%      $6     $27     35%       $20
Percentage of net sales          5%               2%      5%                3%
==============================================================================

The primary component of other income, net is investment income, which was $15 million in the second quarter of fiscal 1998 compared to $10 million in the second quarter of fiscal 1997 and was $30 million in the first six months of fiscal 1998 compared to $27 million in the first six months of fiscal 1997.
The increase is the result of higher realized capital gains as well as higher average yields on investments held. In order to achieve potentially higher returns, a limited portion of the Company's investment portfolio is invested in mutual funds which incur some market risk. The Company believes that the market risk has been limited by diversification and by use of a funds management timing service which switches funds out of mutual funds and into money market funds when preset thresholds are reached.

The Company's investment portfolio includes certain equity securities with gross unrealized losses of $56 million as of April 30, 1998.  The securities with unrealized losses are Corel Corporation common stock, which was obtained in March 1996 upon the Company's sale of its personal productivity applications product line and Santa Cruz Operation, Inc. common stock, which was obtained in December 1995 upon the sale of the Company's UnixWare product line.  It is the Company's intention to dispose of such shares over the coming periods.
Income tax expense (benefit)
                                        Q2            Q2   YTD           YTD
                                      1998  Change  1997  1998  Change  1997
------------------------------------------------------------------------------
Income tax expense (benefit) (millions) $8    214%   $(7)  $13   -24%    $17
Percentage of net sales                  3%           -3%    3%            3%
Effective tax rate                      28%           33%   28%           33%
------------------------------------------------------------------------------

At April 30, 1998 the Company had deferred tax assets of $102 million before a valuation allowance of $7 million. A portion of this asset is realizable based on the ability to offset existing deferred tax liabilities. Realization of the remaining asset is dependent on the Company's ability to generate approximately $233 million of taxable income. Of this, approximately $111 million must be earned outside the United States. Management believes that sufficient income will be earned in the future to realize this asset.
Management will evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowances.
The estimated effective tax rate for fiscal 1998 is lower than the effective tax rate for fiscal 1997 as a result of the loss from operations in fiscal
1997.


Net income (loss) and net income (loss) per share
                                       Q2            Q2    YTD            YTD
                                     1998  Change  1997   1998   Change  1997
------------------------------------------------------------------------------
Net income (loss) (millions)          $19   227%  $(15)    $33    -8%     $36
Percentage of net sales                 7%          -5%      6%             6%
Net income (loss) per share - basic  $.05        $(.04)   $.10    --     $.10
Net income (loss) per share - diluted$.05        $(.04)   $.09   -10%    $.10
==============================================================================

In 1997, the Financial Accounting Standards Board issued Statement No. 128,
Earnings Per Share.  Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.
Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Diluted earnings per share is what the Company previously reported as earnings per share.  Earnings per share amounts for all periods have been presented and where appropriate, restated to conform to the Statement No. 128 requirements.
Liquidity and Capital Resources
                                                     Q2                    Q4
                                                   1998        Change    1997
------------------------------------------------------------------------------
Cash and short-term investments (millions)       $1,085          5%    $1,033
Percentage of total assets                           57%                   54%
==============================================================================

Cash and short-term investments increased to $1,085 million at April 30, 1998 from $1,033 million at October 31, 1997. This increase can be attributed to $69 million provided by operating activities and $14 million provided by financing activities, somewhat offset by $17 million of cash used for expenditures on property, plant and equipment, and $14 million used for other investing activities. The investment portfolio is diversified among security types, industry groups, and individual issuers. The Company's principal source of liquidity has been from operations. At April 30, 1998, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $15 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, strategic investments and flexibility in a dynamic and competitive operating environment.
During the first six months of 1998, the Company has continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. The Company believes that borrowings under the Company's credit facilities, or public offerings of equity or debt securities are available if the need arises. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal
1998 are anticipated to be approximately $45 million, but could be reduced if the growth of the Company is less than presently anticipated.

In June 1998, the Company announced its intent to repurchase and retire up to 10 percent, or approximately 35 million shares of Novell common stock over the next twelve months.

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


The Company is addressing the issues associated with the "year 2000."   The
Company is utilizing resources to identify, correct, reprogram and test both its systems used internally as well as the products it sells for year 2000 compliance. It is anticipated that all reprogramming efforts will be completed during fiscal 1998 with additional testing continuing through fiscal 1999.

Novell believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, product mix, and profits are all influenced by a number of factors, such as those discussed above, as well as risks described in detail in the Company's fiscal 1997 report on Form 10-K.

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


Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 7, 1998 for the following purposes:

1.     To elect six directors.

2.     To approve and ratify the adoption of an amendment to the Novell, Inc.

       1989 Employee Stock Purchase Plan to increase the shares reserved for issuance thereunder from 12,000,000 to 18,000,000.

3.     To ratify the selection of Ernst & Young LLP as independent auditors for Novell, Inc.

The following tables set forth the outcome of the matters voted upon at the meeting and the number of votes cast for, against or withheld.
                                         Votes                        Votes
Proposal 1                                 For                     Withheld
------------------------------------------------------------------------------

Election of Directors
              Eric E. Schmidt      305,236,289                      4,840,691
              John A. Young        302,773,827                      7,303,153
              Elaine R. Bond       262,576,579                     47,500,401
              Hans-Werner Hector   262,801,106                     47,275,874
              Jack L. Messman      260,610,914                     49,466,066
              Larry W. Sonsini     257,957,034                     52,119,946
------------------------------------------------------------------------------

                                         Votes     Votes                Votes
Proposal 2                                 For   Against   Withheld/Abstained
------------------------------------------------------------------------------
Approval and ratification of the
adoption of an amendment to the
Novell, Inc. 1989 Employee
Stock Purchase Plan                298,799,558  9,382,798           1,894,624
------------------------------------------------------------------------------

                                         Votes     Votes                Votes
Proposal 3                                 For   Against   Withheld/Abstained
------------------------------------------------------------------------------
Ratify the selection of
Ernst & Young LLP
as Independent Auditors            306,561,404  2,451,198           1,064,378
------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number            Description
-------           -----------
 27*              Financial Data Schedule
(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended
April 30, 1998.


______________________________
*Filed herewith.


                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   Novell, Inc.
                                   ------------
                                   (Registrant)



Date: June 10, 1998                /s/ Dr. Eric Schmidt
                                   -------------------------
                                   Dr. Eric Schmidt
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



Date: June 10, 1998                 /s/ Dennis R. Raney
                                    -------------------------
                                    Dennis R. Raney
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)



Date: June 10, 1998                  /s/ Cliff Simpson
                                     --------------------------
                                     Cliff Simpson
                                     Vice President Finance and
                                     Corporate Controller
                                     (Principal Accounting Officer)