Form 10-Q
period 1998-07-31
NOVELL INC
filed 1998-09-14
CIK 758004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q

       [X]        Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                    For the Fiscal Quarter Ended July 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the prededing 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X    NO

As of August 31, 1998 there were 352,091,255 shares of the registrant's common stock outstanding.


Part I.  Financial Information, Item 1. Financial Statements

                                 NOVELL, INC.
                CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                                   Jul. 31,        Oct. 31,
Dollars in thousands, except per share data           1998            1997
-----------------------------------------------------------------------------
ASSETS

Current assets
  Cash and short-term investments              $ 1,147,925     $ 1,033,473
  Receivables, less allowances
  ($36,798 - July; $33,053 - October)              231,221         234,358
  Inventories                                        4,274          10,656
  Prepaid expenses                                  68,168          57,685
  Deferred and refundable income taxes              99,879         134,210
-----------------------------------------------------------------------------
Total current assets                             1,551,467       1,470,382

Property, plant and equipment, net                 347,624         373,865
Other assets                                       108,543          66,402
-----------------------------------------------------------------------------
Total assets                                   $ 2,007,634     $ 1,910,649
=============================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                             $    66,498     $    82,759
  Accrued compensation                              51,334          51,397
  Accrued marketing liabilities                     18,281          27,728
  Other accrued liabilities                         63,943          85,157
  Income taxes payable                              52,786              --
  Deferred revenue                                 102,632          74,915
-----------------------------------------------------------------------------
Total current liabilities                          355,474         321,956

Minority interests                                  16,969          23,276

Shareholders' equity
  Common stock, par value $.10 a share
   Authorized - 600,000,000 shares
   Issued -     353,708,126 shares-July
                350,937,812 shares-October          35,371          35,094
  Additional paid-in capital                       396,667         378,582
  Retained earnings                              1,248,318       1,188,361
  Unearned stock compensation                       (6,026)         (7,189)
  Cumulative translation adjustment                 (1,341)           (666)
  Unrealized (loss) on investments                 (37,798)        (28,765)
-----------------------------------------------------------------------------
Total shareholders' equity                       1,635,191       1,565,417
-----------------------------------------------------------------------------
Total liabilities and shareholders' equity     $ 2,007,634     $ 1,910,649
=============================================================================
See notes to consolidated unaudited condensed financial statements.


                                  NOVELL, INC.
           CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                  Fiscal Quarter Ended     Nine Months Ended
                                ------------------------ ---------------------
Amounts in thousands,          Jul. 31,     Jul. 31,     Jul. 31,     Jul. 31,
except per share data             1998         1997         1998         1997
------------------------------------------------------------------------------
Net sales                     $272,016     $ 90,074     $786,308     $738,028
Cost of sales                   60,839       61,671      172,999      214,817
------------------------------------------------------------------------------

Gross profit                   211,177       28,403      613,309      523,211

Operating expenses
  Sales and marketing           93,669       97,769      293,657      341,727
  Product development           54,452       69,428      170,284      209,625
  General and administrative    32,970       33,711      100,002      110,959
  Restructuring charges             --       55,335           --       55,335
------------------------------------------------------------------------------
Total operating expenses       181,091      256,243      563,943      717,646
------------------------------------------------------------------------------
Income (loss) from operations   30,086     (227,840)      49,366     (194,435)

Other income (expense)
  Investment income              7,390       14,619       37,245       41,154
  Other, net                      (592)      (4,736)      (3,337)     (11,079)
------------------------------------------------------------------------------
Other income, net                6,798        9,883       33,908       30,075
------------------------------------------------------------------------------
Income (loss) before taxes      36,884     (217,957)      83,274     (164,360)
Income tax expense (benefit)    10,328      (96,312)      23,317      (78,893)
------------------------------------------------------------------------------
Net income (loss)             $ 26,556    $(121,645)    $ 59,957    $ (85,467)
==============================================================================
Weighted average shares outstanding
  Basic                        353,436      349,082      352,076      347,636
  Diluted                      362,083      349,381      357,213      348,127
==============================================================================
Net income (loss) per share
  Basic                       $   0.08    $   (0.35)     $  0.17    $   (0.25)
  Diluted                     $   0.07    $   (0.35)     $  0.17    $   (0.25)
==============================================================================
See notes to consolidated unaudited condensed financial statements.


                                 NOVELL, INC.
           CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                     Nine Months Ended
                                               ------------------------------
                                                Jul. 31,             Jul. 31,
Amounts in thousands                               1998                 1997
------------------------------------------------------------------------------
Cash flows from operating activities

  Net income                                   $     59,957     $    (85,467)

Adjustments to reconcile net income to net cash
provided (used) by operating activities
  Depreciation and amortization                      59,353           66,582
  Stock plans' income tax benefits                    3,408            2,970
  Decrease in receivables                             3,137          275,269
  Decrease in inventories                             6,382            1,169
  (Increase) in prepaid expenses                    (10,483)          (2,593)
  Decrease (increase) in deferred
   and refundable income taxes                       39,522         (105,661)
  Increase (decrease) in current liabilities, net    33,518          (55,082)
------------------------------------------------------------------------------
Net cash provided by operating activities           194,794           97,187
------------------------------------------------------------------------------
Cash flows from financing activities
  Issuance of common stock, net                      26,349            9,875
  Repurchase of common stock                        (12,427)              --
  Sale of put warrants                                   --            2,300
  Settlement of put warrants                             --          (20,760)
------------------------------------------------------------------------------
Net cash provided (used) by financing activities     13,922           (8,585)
------------------------------------------------------------------------------
Cash flows from investing activities
  Expenditures for property, plant and equipment    (42,617)         (53,471)
  Purchases of short-term investments            (1,574,104)      (1,911,290)
  Maturities of short-term investments              964,366        1,425,255
  Sales of short-term investments                   456,464          465,559
  Other                                             (42,614)          22,321
------------------------------------------------------------------------------
Net cash (used) by investing activities            (238,505)         (51,626)
------------------------------------------------------------------------------
Total (decrease) increase in cash
 and cash equivalents                          $    (29,789)    $     36,976
Cash and cash equivalents - beginning of period     208,543          145,521
------------------------------------------------------------------------------
Cash and cash equivalents - end of period           178,754          182,497
Short-term investments - end of period              969,171          873,370
------------------------------------------------------------------------------
Cash and short-term investments - end of period$  1,147,925     $  1,055,867
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



The following is a summary of cash and short-term investments, all of which are considered available-for-sale.
                                           Gross       Gross             Fair
                             Cost at  Unrealized  Unrealized  Market Value at
(Dollars in thousands) Jul. 31, 1998       Gains      Losses    Jul. 31, 1998
-----------------------------------------------------------------------------
Cash and cash equivalents
  Cash                    $   83,535 $       --   $       --     $   83,535
  Repurchase agreements        4,365         --           --          4,365
  Taxable money market fund   26,394         --           --         26,394
  Municipal securities        64,460         --           --         64,460
-----------------------------------------------------------------------------
  Cash and cash equivalents$ 178,754 $       --   $       --     $  178,754
-----------------------------------------------------------------------------
Short-term investments
  Municipal securities     $ 472,437 $    4,505   $      (65)    $  476,877
  Money market mutual funds   94,459         --           --         94,459
  Money market preferreds    307,310          7          (17)       307,300
  Mutual funds                15,143         22           (4)        15,161
  Equity securities          141,363     32,550      (98,539)        75,374
-----------------------------------------------------------------------------
Short-term investments    $1,030,712 $   37,084  $   (98,625)    $  969,171
-----------------------------------------------------------------------------
Cash and short-term
 investments              $1,209,466 $   37,084  $  (98,625)     $1,147,925

                                           Gross       Gross             Fair
                             Cost at  Unrealized  Unrealized  Market Value at
(Dollars in thousands) Oct. 31, 1997       Gains      Losses    Oct. 31, 1997
Cash and cash equivalents
  Cash                    $   84,151  $       --  $       --     $   84,151
  Repurchase agreements        4,932          --          --          4,932
  Money market fund           42,581          --          --         42,581
  Municipal securities        76,879          --          --         76,879
------------------------------------------------------------------------------
Cash and cash equivalents $  208,543  $       --  $       --     $  208,543
------------------------------------------------------------------------------
Short-term investments
  Municipal securities    $  463,443  $    4,551  $      (84)    $  467,910
  Money market mutual funds   88,999          --          --         88,999
  Money market preferreds    150,817          --         (17)       150,800
  Mutual funds                14,721          33          (1)        14,753
  Equity securities          153,785      25,829     (77,146)       102,468
Short-term investments    $  871,765  $   30,413  $  (77,248)    $  824,930
------------------------------------------------------------------------------
Cash and short-term
 investments              $1,080,308  $   30,413  $  (77,248)    $1,033,473
------------------------------------------------------------------------------
During the first nine months of fiscal 1998 the Company had realized gains of
$11 million on the sale of securities compared to realized gains of $8 million in the first nine months of fiscal 1997, while realizing losses on sales of securities of $9 million in the first nine months of fiscal 1998.

D. Income Taxes

The Company's estimated effective tax rate for the first nine months of fiscal
1998 was 28.0% compared to 48.0% in the first nine months of fiscal 1997.  The
Company paid cash amounts for income taxes of $11 million and $9 million, in the first nine months of fiscal 1998 and 1997, respectively.


E. Commitments and Contingencies

The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At July 31, 1998 there were no borrowings, letter of credit acceptances or commitments under such line.

The Company has an additional $5 million credit facility with another bank which is not subject to a loan agreement. At July 31, 1998 standby letters of credit of approximately $200,000 were outstanding under this facility.

In fiscal 1997, the Company entered into agreements to lease buildings being constructed on land owned by the Company in San Jose, California and in Provo,
Utah.   The lessor has committed to fund up to $272 million for construction of the buildings. The leases are for a period of seven years and can be renewed for two additional five year periods, subject to the approval of the lender and the Company, at the sole discretion of each party. Rent obligations will commence upon the Company's occupation of the buildings in fiscal 1999 and fiscal 2000. If the Company does not purchase the buildings, or arrange for the sale of the buildings, at the end of the lease, the Company will guarantee the lessor no more than 85% of the residual value of the buildings (approximately $272 million) as determined at the inception of the leases. In addition, the agreement calls for the Company to maintain a specific level of restricted cash to serve as collateral for the leases and maintain compliance with certain financial covenants. The value of restricted cash held as collateral at July 31, 1998 was approximately $67 million, and is included in other assets.

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

F. Shareholders  Equity

In connection with the Company's stock repurchase program, the Company sold put warrants on 15 million shares of its common stock during the third quarter of fiscal 1998, giving a third party the right to sell shares of Novell common stock to the Company at contractually specified prices. The put warrants are exercisable only at maturity, expire at various dates between December 1998 and July 1999, and can only be settled in shares.

Additionally, during the third quarter of fiscal 1998, the Company purchased call options on 10 million shares of its common stock, giving the Company the right to purchase shares of Novell common stock at contractually specified prices. The call options are exercisable only at maturity and expire at various dates between December 1998 and July 1999. The premiums received from the sale of the put warrants offset in full the cost of the call options.


In the first nine months of fiscal 1997, the Company sold put warrants on 2 million shares of its common stock for $2 million, callable on specific dates in the third quarter of fiscal 1997, giving a third party the right to sell shares of Novell common stock to the Company at contractually specified prices. During the first nine months of fiscal 1997, the Company settled all of its remaining put warrant obligations on 6 million shares for $21 million in cash.

G. International Sales

The Company markets internationally both directly to end users and through distributors who sell to dealers and end users. For the nine months of fiscal 1998 and fiscal 1997, sales to international customers were approximately $333 million and $330 million, respectively. In the first nine months of fiscal 1998 and fiscal 1997, 66% and 53%, respectively, of international sales were to European countries. Except for Japan, which accounted for 14% of total sales in the third quarter of fiscal 1997, no one foreign country accounted for 10% or more of total sales in either period. Except for one multinational distributor, which accounted for 13% of revenue in the first nine months of fiscal 1998, no customer accounted for more than 10% of revenue in any period.

H. Net Income (Loss) Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of options, warrants and convertible securities, and therefore, is comparable to the earnings per share the Company previously reported as earnings per share. Earnings per share amounts for all periods have been presented and where appropriate, restated to conform to the Statement No. 128 requirements.

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

Results of Operations

Net sales
                          Q3                  Q3      YTD                 YTD
                        1998     Change     1997     1998     Change     1997
-----------------------------------------------------------------------------
Net sales (millions)    $272      202%       $90     $786       7%       $738
==============================================================================
Novell's third quarter of fiscal 1997 revenue was reduced from recent periods primarily due to the indirect distribution channel actions described above. Third quarter revenue in fiscal 1997 was principally from sales to large network users through the Company's major account, corporate and volume license programs. The decision to not ship to the indirect distribution channel in the third quarter of fiscal 1997 makes quarter over quarter and year over year comparisons difficult.

Novell's product lines can be categorized into three areas, all within the software industry. They are server operating environments; network services; and other. While revenue increased from the third quarter of 1997 to the third quarter of 1998, and from the first nine months of fiscal 1997 to the first nine months of fiscal 1998, analysis of the individual product categories characterizes the changes that have occurred.

Server operating environments revenues increased by 318% or $122 million in the third quarter of 1998 compared to the third quarter of 1997. Both the NetWare 3 and NetWare 4 product line revenues increased significantly as the Company withheld shipments to its indirect distribution channel in the third quarter of fiscal 1997. In the first nine months of fiscal 1998, server operating environments revenues were flat over the same period in fiscal 1997. Increases of $37 million in the NetWare 4 product lines were offset by decreases of $37 million in the NetWare 3 product lines.



Network services revenues increased by 187% or $45 million in the third quarter of 1998 compared to the third quarter of 1997 and increased by 23% or $40 million in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. The $45 million increase between the third quarter of fiscal 1997 and the third quarter of fiscal 1998 is mainly the result of the Company's decision to withhold shipments to its indirect distribution channel in the third quarter of fiscal 1997. The $40 million increase in the first nine months of fiscal 1998 from the first nine months of 1997 is also due to the Company's decision to withhold shipments to its indirect distribution channel in the third quarter of fiscal 1997 as well as new product sales of Z.E.N. Works.

Other revenue, which is made up of UNIX royalties, education, service, and other, increased by 56% or $15 million from the third quarter of fiscal 1997 to the third quarter of fiscal 1998 and increased by 7% or $8 million in the first nine months of fiscal 1998 compared to the first nine months of fiscal
1997. The increases relate primarily to higher service revenue in fiscal 1998 compared to fiscal 1997.

International sales represented 42% of total sales in the first nine months of
1998 compared to 45% in the first nine months of 1997.  This change is a result of a 11% increase in domestic revenues compared to a 1% increase in international revenues in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997.
Gross profit
                          Q3                  Q3      YTD                 YTD
                        1998     Change     1997     1998     Change     1997
-----------------------------------------------------------------------------
 Gross profit (millions)$211      654%       $28     $613       17%      $523
Percentage of net sales   78%                 31%      78%                 71%
==============================================================================

The gross margin percentage increased in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 and in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 due to the fixed portion of cost of sales being a higher percentage of the lower revenues in the third quarter of fiscal 1997 as the Company withheld shipments to its indirect distribution channel.  Additionally, lower inventory management costs contributed to the increase in gross margin percentage.
Operating expenses
                          Q3                  Q3      YTD                 YTD
                        1998     Change     1997     1998     Change     1997
------------------------------------------------------------------------------
Sales and marketing
(millions)              $ 94        -4%      $98     $294     -14%       $342
Percentage of net sales   34%                109%      37%                 46%
------------------------------------------------------------------------------
Product development
(millions)              $ 54       -22%     $ 69     $170     -19%       $210
Percentage of net sales   20%                 77%      22%                 28%
General and administrative
(millions)              $ 33        -3%     $ 34     $100     -10%       $111
Percentage of net sales   12%                 38%      13%                 15%
------------------------------------------------------------------------------
Restructuring charges
(millions)              $ --         --     $ 55     $ --       --        $55
Percentage of net sales   --                  61%      --                   7%
------------------------------------------------------------------------------
Total operating expenses
(millions)              $181        -29%    $256     $564      -21%      $718
Percentage of net sales   67%                284%      72%                 97%
==============================================================================
Sales and marketing expenses decreased as a percentage of net sales in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 as well as in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 as the Company withheld shipments to its indirect distribution channel in the third quarter of fiscal 1997.  The decrease in absolute dollars in both comparative periods is due to lower domestic and international sales expenses as well as lower product marketing expenses.
Sales and marketing expenses fluctuate as a percentage of net sales in any given period due to product promotions, advertising or other discretionary expenses.



Product development expenses decreased as a percentage of net sales in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 as well as in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 as the Company withheld shipments to its indirect distribution channel in the third quarter of fiscal 1997. The decrease in absolute dollars in both comparative periods is primarily due to work force reductions in fiscal 1997.

General and administrative expenses decreased as a percentage of net sales in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 as well as in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 as the Company withheld shipments to its indirect distribution channel in the third quarter of fiscal 1997. The decrease in absolute dollars in both comparative periods is primarily due to work force reductions in fiscal 1997.

During the third quarter of fiscal 1997 the Company incurred $55 million of tax deductible restructuring charges for redundant facilities and excess personnel as the Company realigned its resources to better manage and control its business.

Overall, operating expenses, excluding restructuring  charges, have declined as revenues have increased in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997, as well as in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997.
                                             YTD                          YTD
                                            1998         Change          1997
------------------------------------------------------------------------------
Employees                                  4,502          -7%           4,831
Annualized revenue per employee (000's)     $226          23%            $184
==============================================================================

In fiscal 1997, the Company reduced its workforce by approximately 1,000 employees as the Company realigned its resources to better manage and control its business.
Other income, net
                          Q3                  Q3      YTD                 YTD
                        1998     Change     1997     1998     Change     1997
------------------------------------------------------------------------------
Other income, net
(millions)                $7      -30%       $10      $34      13%        $30
Percentage of net sales    3%                 11%       4%                  4%
==============================================================================
The primary component of other income, net is investment income, which was $7 million in the third quarter of fiscal 1998 compared to $15 million in the third quarter of fiscal 1997 and was $37 million in the first nine months of fiscal 1998 compared to $41 million in the first nine months of fiscal 1997.
The decrease is the result of realized capital losses as the Company disposed of certain equity securities as discussed below.  In order to achieve potentially higher returns, a limited portion of the Company's investment portfolio is invested in mutual funds which incur some market risk.  The
Company believes that the market risk has been limited by diversification and by use of a funds management timing service which switches funds out of mutual funds and into money market funds when preset thresholds are reached.

The Company's investment portfolio includes certain equity securities with gross unrealized losses of $67 million as of July 31, 1998.  The securities with unrealized losses are Corel Corporation common stock, which was obtained in March 1996 upon the Company's sale of its personal productivity applications product line and Santa Cruz Operation, Inc. common stock, which was obtained in December 1995 upon the sale of the Company's UnixWare product line.  It is the Company's intention to continue to dispose of such shares over the coming periods.
Income tax expense (benefit)
                          Q3                  Q3      YTD                YTD
                        1998     Change     1997     1998     Change     1997
------------------------------------------------------------------------------
Income tax expense
(benefit) (millions)     $10      110%      $(96)     $23       129%     $(79)
Percentage of net sales    4%               -107%       3%                -11%
Effective tax rate        28%                 44%      28%                 48%
=============================================================================

At July 31, 1998 the Company had deferred tax assets of $109 million before a valuation allowance of $7 million. A portion of this asset is realizable based on the ability to offset existing deferred tax liabilities. Realization of the remaining asset is dependent on the Company's ability to generate approximately $247 million of taxable income. Of



this, approximately $117 million must be earned outside the United States.
Management believes that sufficient income will be earned in the future to realize this asset. Management will evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowances.

The estimated effective tax rate for fiscal 1998 is lower than the effective tax rate for fiscal 1997 as a result of the loss from operations in fiscal
1997.
Net income (loss) and net income (loss) per share
                          Q3                  Q3      YTD                 YTD
                        1998     Change     1997     1998     Change     1997
------------------------------------------------------------------------------
Net income
(loss) (millions)        $27      122%     $(122)     $60      171%     $(85)
Percentage of net sales   10%               -136%       8%               -12%
Net income (loss)
per share - basic       $.08      123%     $(.35)    $.17      168%    $(.25)
Net income (loss)
per share - diluted     $.07      120%     $(.35)    $.17      168%    $(.25)
==============================================================================
In 1997, the Financial Accounting Standards Board issued Statement No. 128,
Earnings Per Share.  Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.
Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Diluted earnings per share includes the dilutive effects of options, warrants and convertible securities, and therefore, is comparable to the earnings per share the Company previously reported as earnings per share.  Earnings per share amounts for all periods have been presented and where appropriate, restated to conform to the Statement No. 128 requirements.
Liquidity and Capital Resources
                                                       Q3                  Q4
                                                     1998     Change     1997
------------------------------------------------------------------------------
Cash and short-term investments (millions)         $1,148       11%    $1,033
Percentage of total assets                             57%                 54%
==============================================================================
Cash and short-term investments increased to $1,148 million at July 31, 1998 from $1,033 million at October 31, 1997.  This increase can be attributed to
$195 million provided by operating activities and $26 million provided by issuances of common stock, somewhat offset by $43 million of cash used for expenditures on property, plant and equipment, $12 million used to repurchase common stock, and $51 million used for other investing activities.  The investment portfolio is diversified among security types, industry groups, and individual issuers.  The Company's principal source of liquidity has been from operations.  At July 31, 1998, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $15 million under its credit facilities.  The
Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, strategic investments and flexibility in a dynamic and competitive operating environment.

During the first nine months of 1998, the Company has continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. The Company believes that borrowings under the Company's credit facilities, or public offerings of equity or debt securities are available if the need arises. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 1998 are anticipated to be approximately $45 million, but could be reduced if the growth of the Company is less than presently anticipated.

In June 1998, the Company announced its intent to repurchase and retire up to 10 percent, or approximately 35 million shares of Novell common stock over the next twelve months. During the third fiscal quarter of fiscal 1998, the Company repurchased and retired approximately 1 million shares at a cost of approximately $12 million.


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

In the past, many information technology products were designed with two digit year codes that did not recognize century and millennium fields. As a result, these hardware and software products may not function or may give incorrect results beginning in the year 2000. The year 2000 issue is faced by substantially every company in the computer industry, as well as every company which relies on computer systems. In order to address this issue, such hardware and software products must be upgraded or replaced in order to correctly process dates beginning in the year 2000.

The Company has created a company-wide Year 2000 team to identify and resolve Year 2000 issues associated either with the Company's internal systems or the products and services sold by the company. As part of this effort, the Company is communicating with its main suppliers of technology products and services regarding the Year 2000 status of such products or services. The Company has identified and is testing its main internal systems and expects to complete testing by mid 1999. Throughout 1998 and 1999 the Company expects to complete implementation of any needed year 2000-related modifications to its information systems. The Company is also currently assessing its internal non-information technology systems, and expects to complete testing and any needed modifications to these systems in 1999.

The Company's total cost relating to these activities has not been and is not expected to be material to the Company's financial position, results of operations, or cash flows. The Company believes that necessary modifications will be made on a timely basis. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation ofsuch modifications, or that the Company's suppliers will adequately prepare for the year 2000 issue. It is possible that any such delays, increased costs, or supplier failures could have a material adverse impact on the Company's operations and financial results, by, for example, impacting the Company's ability to deliver products or services to its customers. The Company expects in mid-1999 to finalize its assessment of and contingency planning for potential operational or performance problems related to year 2000-related issues with its information systems.

The Company's year 2000 effort has included testing products currently or recently on the Company's price list for year 2000 issues. Generally, for products that were identified as needing updates to address year 2000 issues, the Company has prepared or is preparing updates, or has removed or is removing the product from its price list. Some of the Company's customers are using product versions that the Company will not support for year 2000 issues; the Company is encouraging these customers to migrate to current product versions that are year 2000 ready.

For third party products which the Company distributes with its products, the Company has sought information from the product manufacturers regarding the products year 2000 readiness status. Customers who use the third-party products are directed to the product manufacturer for detailed year 2000 status information. On its year 2000 web site at www.novell.com/year2000/, the Company provides information regarding which of its products are year 2000 ready and other general information related to the Company's year 2000 efforts. The Company's total costs relating to these activities has not been and is not expected to be material to the Company's financial position or results of operations.

The Company believes its current products, with any applicable updates, are well-prepared for year 2000 date issues, and the Company plans to support these products for date issues that may arise related to the year 2000. However, there can be no guarantee that one or more current Company products do not contain year 2000 date issues that may result in material costs to the Company. Because it is in the business of selling software products, the Company's risk of being subjected to

lawsuits relating to year 2000 issues with its software products is likely to be greater than that of companies in other industries. Because computer systems may involve different hardware, firmware and software components from different manufacturers, it may be difficult to determine which component in a computer system may cause a year 2000 issue. As a result, the Company may be subjected to year 2000-related lawsuits independent of whether its products and services are year 2000 ready. The outcomes of any such lawsuits and the impact on the Company cannot be determined at this time.

Novell believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, product mix, and profits are all influenced by a number of factors, such as those discussed above, as well as risks described in detail in the Company s fiscal 1997 report on Form 10-K.

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

Item 6. Exhibits and Reports on Form 8-K.


(a) Exhibits

Exhibit
Number            Description
--------          -----------
27*               Financial Data Schedule

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended July 31, 1998.



________________________
*Filed herewith.


                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     Novell, Inc.
                                     -------------
                                     (Registrant)



Date: September 11, 1998             /s/ Dr. Eric Schmidt
                                     ---------------------
                                     Dr. Eric Schmidt
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



Date: September 11, 1998             /s/ Dennis R. Raney
                                     ----------------------
                                     Dennis R. Raney
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)



Date: September 11, 1998             /s/ Cliff Simpson
                                     --------------------
                                     Cliff Simpson
                                     Vice President Finance and
                                     Corporate Controller
                                     (Principal Accounting Officer)
