Form 10-K
period 1998-10-31
NOVELL INC
filed 1999-01-29
CIK 758004

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                TO                .

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the registrant's common stock held by nonaffiliates on December 31, 1998 (based on the last reported price of the Common Stock on the NASDAQ National Market System on such date) was $6,099,717,048.

    As of December 31, 1998 there were 337,790,476 shares of the registrant's common stock outstanding.

    Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998, are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 12, 1999, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Novell is the leading provider of network software enabled by directory services. Novell Internet solutions make networks more manageable and secure, and reduce the total cost of ownership for organizations of every kind and size. Novell's worldwide channel, developer, education and technical support programs are the most extensive in the network computing industry.

     The Company was incorporated in Delaware on January 25, 1983. Novell's executive offices are located at 122 East 1700 South, Provo, Utah 84606. Its telephone number at that address is (801) 861-7000.

     The Company markets its products through 37 U.S. and 64 international sales offices. The Company sells its products to end users through licensing agreements as well as through distributors and national retail chains, who in turn sell the Company's products to retail dealers. The Company also sells its products to OEMs, system integrators, and value added resellers (VARs).

     The Company primarily conducts product development activities in San Jose, California; and Provo and Orem, Utah. It also contracts out some product development activities to third-party developers.

     Changes in the economic and business environment for network software have occurred in the last several years, which have led to strategic and operational changes at Novell. The Company has evolved its business to focus on software applications which leverage network capabilities and capitalize on the growth of the Internet. In fiscal 1998, the Company focused on delivering new products consistent with the Company's strategy and began harvesting the benefits of the lower cost and restructured organization. The results were significant. Benefitting from a more productive product development organization, the Company shipped its NetWare 5 server platform ahead of schedule. This major new product release, based on pure Internet Protocol and Novell's third-generation directory, solidly positions the Company as a networking and Internet leader. The Company, along with NetWare 5, delivered a number of new applications, utilizing directory technology which robustly captures the benefits of networking and the Internet. The Company initiated its technology transition in fiscal 1996 with the sale of its UnixWare product line to Santa Cruz Operation, Inc. (SCO) as well as the sale of its personal productivity applications product line to Corel Corporation (Corel).

     New software delivery technologies have enabled the Company to continue its shift from heavy reliance on physical distribution of product toward lower cost licensing agreements. Distribution channel product shipments dropped to less than one-third of total revenue in 1998. In both the third quarter of fiscal 1997 and the second quarter of fiscal 1996, the Company realigned distribution channel inventory by constraining product shipments to distribution channel partners. The Company believes these actions, which significantly reduced reported revenue in both periods, brought indirect distribution channel inventory in line with current market demand.

     Fiscal 1998 also realized the full benefit of cost restructuring programs which began in fiscal 1996 and 1997. Capitalizing on workforce and facility reductions in fiscal 1997 and 1996, the Company redirected and leveraged its remaining resources to focus on critical objectives with the highest return to the business. The Company grew earnings incrementally every quarter in fiscal 1998. Through operational control, rigorous business practices, and improved internal management systems, expense structures were reduced as a percentage of revenue and moved closer to leading software company benchmarks. A newly integrated marketing team, focused on key initiatives across the Company, reduced redundant promotion and advertising expenditures. These expense controls were complemented by sequential revenue growth each quarter of fiscal 1998. Fiscal 1998 also saw a strengthening of the management team with the addition of Dennis R. Raney, Senior Vice President and Chief Financial Officer, as well as
R. Michael Sheridan, Vice President, Strategic Businesses.

BUSINESS STRATEGY

     Novell provides standards-based network software for intranets and the Internet. The Internet has accelerated the pace at which networks are becoming a strategic asset for business, becoming the primary provider of a vast range of services essential to business including personal communications, publishing of information, supply chain management and electronic transactions. Novell provides network software to make these services available to network users wherever and whenever they are needed, more quickly and at a lower cost than ever before. The Company's network solutions enable businesses to protect and expand their investments in these services in an increasingly networked world.

     Novell's network solutions provide essential network management, messaging and groupware capabilities integrated through Novell's industry leading directory services. Networks are inherently a varied mix of infrastructure, computer systems, applications and other devices. Novell software provides the framework and applications for managing, maintaining and accessing the information and services of these networks.

     Novell has oriented all of its products to Internet standards, enabling customers to increase the performance of traditional local and wide area networks. Today, businesses are rapidly developing corporate intranets that leverage the broad range of capabilities of the Internet.

TECHNOLOGIES

     Establishing Novell Directory Services as a de facto industry standard. Novell Directory Services (NDS) is a key part of Novell's strategy for providing unique value in business intranets and the Internet. NDS can maintain a replicated database of users, network equipment, computer systems, applications, files and other network resources. It provides distributed access control that can be centrally administered, security, management and administration of information resources across computer networks. NDS is integrated with the company's NetWare 4 and 5 server operating systems and Novell provides a version called NDS for NT that integrates with Microsoft's Windows NT. NDS provides full support for Internet protocols, including the lightweight directory access protocol (LDAP). With NDS on leading server platforms, Novell and its partners will provide value-added network services software that uses the directory as a foundation. Novell's Z.E.N.works is an example. Z.E.N.works allows customers to manage desktops throughout their network from Novell's directory. Z.E.N.works has become one of Novell's fastest growing products.

     Netware 5. In 1998, Novell released Netware 5, a major update to its networking platform. Netware 5 includes a new microkernel, support for record-breaking Java server-side execution, a next generation file system, and Novell Distributed Print Services. Netware 5 joined Netware 4.2 and Netware 3.2 as Year 2000 ready solutions for Novell customers.

     Providing Novell Directory Services for the Internet. Novell's BorderManager product leverages NDS to authenticate trusted users and provide them with remote access and Virtual Private Networking (VPN) services across BorderManager's firewall. BorderManager also accelerates web page access across the Internet through its very fast caching technology. By using the cache in reverse mode, in front of a web server, about 10,000 web hits per second can be accommodated.

     Providing value-added network services software for business intranets and the Internet. Novell delivers network services that run on a company's NetWare network operating system for business intranets and the Internet. These network services add value to the network by reducing costs of ownership and administration, simplifying management tasks for administrators, and making access to network-based information easier for end users. In the first release of NetWare, network services encompassed only file and print. Over the past decade, network services provided by Novell have expanded to include host communications, network management, collaboration and messaging, Web services, security, and advanced file and print.

     Providing network applications for network solutions. GroupWise is Novell's leading network application for end users, providing electronic mail, calendaring, scheduling, and task and document management features. In 1998, the Company expanded the functionality of GroupWise by including extended document management capabilities and web publishing features. ManageWise is the leading management software offering for managing all network resources from the servers that run NetWare and NT server operating systems to the clients, computers, and other devices that access information resources. To provide complete network management solutions, ManageWise integrates with leading enterprise management products.

PROGRAMS

     Technical Support Alliance. In May 1991, Novell announced the formation of the Technical Support Alliance (TSA), with 40 current members including Apple, Compaq, Hewlett-Packard, Intel, IBM, Lotus, Microsoft, and Oracle. The TSA was organized to provide one-stop multi-vendor support. Member companies provide cooperative efforts to support their customers.

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

PARTNERSHIPS

     Development Partners. When customers request that a new service or function be added to Novell products, Novell investigates the most effective way to deliver that functionality to the user. Sometimes the best way is for Novell to partner with a company who has expertise in that specific area. By partnering, the combination of Novell's core expertise in networks and the partner's expertise in the given product area combine to deliver a better solution faster than if Novell attempted to develop it alone.

     Systems Partners. Novell partners with companies who have complementary software and hardware. The resulting solution is a powerful combination of products that deliver enterprise-wide connectivity solutions. These partners include system suppliers like IBM, Compaq, DEC and HP, as well as system integration experts like Memorex Telex, Arthur Andersen, and EDS.

     Application Partners. Novell works very closely with application developers to provide integrated software products and support for end users. As network applications grow in importance, this program will help assure broad availability of well integrated, multi-vendor applications.

     Enterprise Consulting Partners. Leading systems integrators and consulting organizations work with Novell to deliver distributed client/server solutions for customers with large enterprise-wide networks.

     Multiple Channel Distribution Network. The Company markets and delivers its products through a broad range of distributors, dealers, value-added resellers, systems integrators, and OEMs as well as to major end users.

     Worldwide Service and Support. The Company is a global corporation, servicing its customers from offices located throughout the world. It is committed to providing service and support on a worldwide basis to its resellers and to their end-user customers. The Company has established agreements with third-party service vendors to expand and complement the service provided directly by the Company's service personnel and the Company's resellers.

NOVELL PRODUCTS

     The Company's products work together, interoperate with thousands of third-party solutions, and span data networks from workgroup LANs to the Internet.

     Directory -- The directory enables businesses to manage their entire heterogeneous network as a single, unified entity -- all from a centralized location. Tasks that used to take hours can now be done in a few minutes. Products include: Novell Directory Services (NDS), NDS for NT, and NDS for Solaris.

     Platform -- Novell is known for delivering proven network reliability, scalability, performance, and security, backed by the largest support infrastructure in the world -- delivering up to 23 days a year more server uptime for users. Products include: NetWare 5, NetWare for Small Business, NetWare 4, and NetWare 3.

     Management -- Novell's management tools allow businesses to control and administer most aspects of their network from one central site. Network administrators can change users, perform routine administration duties, and even roll out software to users. Products include: ManageWise, Z.E.N.works, and ConsoleOne.

     Communicate -- They say a company's best asset is the collective knowledge of its employees. Novell's products leverage that advantage with products designed to allow users to share files, send e-mails, manage documents and publish documents to the Internet. Products include: GroupWise, GroupWise WebPublisher, NetWare NFS Services, Replication Services, and Novell Distributed Print Services.

     Connect -- Novell can help expand networks to branch offices, into intranets, and the Internet to get the most out of networks. But more importantly, Novell products can keep these connections fast and secure. Products include: BorderManager, NetScape Servers for NetWare, intraNetWare HostPublisher, Host Connectivity, and High Availability Servers.

PRODUCT DEVELOPMENT

     Due to the rapid pace of technological change in its industry, the Company believes that its future success will depend, in part, on its ability to enhance and develop its software products to satisfactorily meet dynamic market needs.

     During fiscal 1998, 1997, and 1996, product development expenses were approximately $225 million, $283 million, and $276 million, respectively. The Company's product development effort consists primarily of work performed by employees; however, the Company also utilizes third-party technology partners to assist with product development.

SALES AND MARKETING

     Novell markets its NetWare family of network products through distributors, dealers, vertical market resellers, systems integrators, and OEMs who meet the Company's criteria, as well as to major end users. In addition, the Company conducts sales and marketing activities and provides technical support, training, and field service to its customers from its offices in San Jose, California; Provo and Orem, Utah; and from its 37 U.S. and 64 international sales offices.

     Distributors. Novell has established a network of independent distributors, which resell the Company's products to dealers, VARs, and computer retail outlets. As of December 31, 1998, there were approximately 10 U.S. distributors and approximately 100 international distributors.

     Dealers. The Company also markets its products to large-volume dealers and regional and national computer retail chains.

     VARs and Systems Integrators. Novell also sells directly to VARs and systems integrators who market data processing systems to vertical markets, and whose volume of purchases warrants buying directly from the Company.

     OEMs. The Company licenses its systems software to domestic and international OEMs for integration with their products.

     End Users. Generally, the Company refers prospective end-user customers to its resellers. However, the Company has the internal resources to work directly with major end users and has developed U.S. and international master license agreements with approximately 1,200 of them to date. Additionally, some upgrade products are sold directly to end users.

     International Sales. In fiscal 1998, 1997, and 1996, approximately 42%, 45%, and 50%, respectively, of the Company's net sales were to customers outside the U.S. To date, substantially all international sales except Japanese sales, Indian sales, and certain European sales to non-multinational distributors that were shipped from its distribution center in Dublin, Ireland have been invoiced by the Company in U.S. dollars. In fiscal 1999, the Company anticipates that a portion of international revenues will continue to be invoiced in U.S. dollars. The exceptions to the U.S. dollar invoicing will be Japanese sales through the Company's joint venture in Japan, Indian sales through the Company's joint venture in India and certain sales from its distribution center in Dublin, Ireland. No one foreign country accounted for more than 10% of net sales in any period. In fiscal 1998 and 1997, the Company had one multinational distributor which accounted for 15% and 11% of revenue, respectively. Otherwise, no customer accounted for more than 10% of revenue in any period.

     Marketing. The Company's marketing activities include distribution of sales literature and press releases, advertising, periodic product announcements, support of NetWare user groups, publication of technical and other articles in the trade press, and participation in industry seminars, conferences, and trade shows. The marketing departments of the Company employ many technical laboratories which test and evaluate networked computer equipment and individual devices. The knowledge derived from these laboratories is the basis for the technical literature published by the Company. These activities are designed to educate the market about networks in general, as well as to promote the Company's products. Through the Professional Developers Program, the Company strongly supports independent software and hardware vendors in developing products that work on Novell networks. Thousands of multiuser application software packages are now compatible with the NetWare operating system. In March 1998, the fourteenth annual BrainShare Conference was held to inform and educate developers about Novell product strategy, Novell open architecture programming interfaces, and Novell third-party product certification programs.

CUSTOMER SERVICES

     Novell's Customer Services is composed of Technical Services, Education and Consulting Services. The Technical Services Group has an established infrastructure worldwide with support centers in the United States, Europe and Asia. These centers are World Class and have established quality standards with ISO 9001 certification around the world. Novell Technical Services offers a wide variety of flexible support offerings.

     Novell Education is the pioneer in the networking certification arena. Novell Education has certified over 125,000 CNEs and 250,000 Certified Novell Administrators (CNAs) at its customer and partner sites around the world. Novell education continues to pioneer the certification process with future programs focused on Novell's Directory and on the Internet.

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

     The market for computer software remains competitive due to Microsoft's presence in all sectors of the software business. The Company does not have the product breadth and market power of Microsoft. Microsoft's ability to ship networking products with features and functionality which are competitive with Novell, together with its ability to offer incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products, may significantly inhibit the Company's ability to grow its business. In addition, as Microsoft creates new operating systems and applications, there can be no assurance that Novell will be able to ensure that its products will be compatible with those of Microsoft.

     Additionally, the Company may face competition from other industry companies which could introduce competitive operating systems. If any of these competing products achieves market acceptance, Novell's business and results of operations could be materially adversely affected.

COPYRIGHT, LICENSES, PATENTS AND TRADEMARKS

     The Company relies on copyright, patent, trade secret and trademark law, as well as provisions in its license, distribution and other agreements in order to protect its intellectual property rights. The Company has been issued what it considers to be valuable patents and has numerous other patents pending. No assurance can be given that the patents pending will be issued or, if issued, will provide protection for the Company's competitive position. The Company has an increasing concern that computer industry companies that have huge financial resources and patent portfolios such as Lucent, AT&T, Microsoft, and IBM, will increasingly assert patent infringement claims against smaller companies such as Novell. While Novell has no reason to think it would not have defensible claims, the cost and time of defending such claims can be significant. Although Novell intends to protect its patent rights vigorously, there can be no assurance that these measures will be successful nor that the claims on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the Company's technology or the circumvention of its patent protection by competitors could have a material adverse effect on the Company's ability to compete successfully in its business.

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

EMPLOYEES

     As of December 31, 1998, the Company had 4,510 employees. The functional distribution of its employees was: sales and marketing -- 1,488; product development -- 1,357; general and administrative -- 705; service, support, education, and operations -- 960. Of these, 1,319 employees are in locations outside the U.S. All other Company personnel are based at the Company's facilities in Utah, California, and various

U.S. field offices. None of the employees is represented by a labor union, and the Company considers its employee relations to be excellent.

     Competition for qualified personnel in the computer industry is intense. To make a long-term relationship with the Company rewarding, Novell endeavors to give its employees and in some cases its consultants, challenging work, educational opportunities, competitive wages, sales commission plans, bonuses, and through stock option and stock purchase plans, opportunities to participate financially in the ownership and success of the Company.

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

     Another goal of the Company is to achieve widespread acceptance and adoption of Novell's Directory Services (NDS) and the products and applications that take advantage of directory services. The Company's ability to achieve success with NDS is dependent on a number of factors including but not limited to the following: development of key directory products and upgrades, the acceptance of those products by large industry partners, the marketing of those products through appropriate channels of distribution, and the acceptance of those products in major accounts. The Company has only had limited success in introducing new technologies and there can be no assurance of success with NDS.

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

     There is also a substantial risk that Novell will be sued for issues or problems associated with the Year 2000. While Novell has not yet been sued and has made substantial efforts in assuring its shipping products and the products it is utilizing in-house conform to appropriate Year 2000 design parameters, there can be no assurance that third party claims will not be asserted or, if asserted, would be resolved in a manner satisfactory to Novell. For further discussion of the Company's Year 2000 risks, please refer to the "Future Results" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 15 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1998.

ITEM 1a. EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, titles with Novell, and present and past positions of the persons currently serving as executive officers of Novell.

                                             HAS BEEN
                                             OFFICER
                NAME                  AGE     SINCE               POSITION OR OFFICE
                ----                  ---    --------             ------------------
Eric E. Schmidt.....................  43       1997      Chairman of the Board and Chief
                                                         Executive Officer
David R. Bradford...................  48       1986      Senior Vice President, General
                                                         Counsel, and Corporate Secretary
Ronald E. Heinz, Jr.................  40       1996      Senior Vice President, Worldwide
                                                         Sales
Jennifer A. Konecny-Costa...........  52       1996      Senior Vice President, Human
                                                         Resources
Stewart G. Nelson...................  38       1997      Senior Vice President, Product
                                                         Development
Richard A. Nortz....................  54       1997      Senior Vice President, Customer
                                                         Services
Dennis R. Raney.....................  56       1998      Senior Vice President and Chief
                                                         Financial Officer
Glenn Ricart........................  49       1996      Senior Vice President and Chief
                                                         Technology Officer
John F. Slitz, Jr...................  49       1997      Senior Vice President, Marketing
Christopher M. Stone................  42       1997      Senior Vice President, Strategy and
                                                         Corporate Development

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

     Stewart G. Nelson joined the Company in June 1994 through the WordPerfect merger and has served in various product development positions including Vice President and General Manger, Applications. In October 1997, he was elected a corporate officer and became Senior Vice President, Product Development in June 1998. Prior to joining Novell, he held various product development positions at WordPerfect from 1987 to 1994.

     Richard A. Nortz joined the Company in October 1995 as Senior Vice President, Technical Services. In February 1997, he became Senior Vice President, Customer Services and was elected a corporate officer. Prior to joining Novell, he was Senior Vice President for Wang Laboratories' worldwide customer service business, and also spent time as acting General Manager of Wang's European Operations from 1991 to 1995.

     Dennis R. Raney joined the Company in March 1998 as Chief Financial Officer and was elected a corporate officer. In June 1998, he became Senior Vice President and Chief Financial Officer. Prior to joining Novell, he was the Chief Financial Officer at QAD, Inc., an enterprise planning company. He also held Chief

Financial Officer positions at General Magic and California Microwave. In addition, he was also Senior Vice President and Chief Financial Officer at Bristol-Meyers Squibb Pharmaceutical Group. Prior to this he spent 24 years at Hewlett-Packard in various finance, international and real estate positions.

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

ITEM 2. PROPERTIES

     The Company owns and occupies a 1,000,000 square-foot office complex on 99 acres in Orem, Utah, which is used as a product development center and administrative offices, of which approximately 450,000 square-feet is subleased to various tenants. It also owns and occupies a 550,000 square-foot office complex, with plans to expand the complex by up to 580,000 square-feet in fiscal 2000, on 46 acres in Provo, Utah, which is used as corporate headquarters and a product development center. Additionally, the Company owns approximately 48 acres of land in San Jose, California on which it leases a 530,000 square-foot office complex which is used as a product development center and administrative offices, of which, approximately 245,000 square-feet is to be subleased to various tenants. It also owns a 380,000 square-foot manufacturing and distribution facility on 23 acres in Lindon, Utah, all of which is leased to a third party manufacturer. The Company also owns a 100,000 square-foot office building in Herndon, Virginia. The Company occupies approximately 20,000 square-feet of the space in this building and leases the remainder to tenants. The Company also has an Irish subsidiary which owns a 72,000 square-foot office building in the United Kingdom and leases the building to the Company's United Kingdom subsidiary. The Company also has the capacity to expand on its land in San Jose, California, and in Provo and Orem, Utah.

     The Company has subsidiaries in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Colombia, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Mexico, Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, United Kingdom, Uruguay, and
Venezuela -- each of which leases its facilities.

     The Company leases an office for product development in Berkeley Heights, New Jersey. The Company also leases sales and support offices in Arizona, California (5), Colorado, Connecticut, Florida (2), Georgia, Illinois, Massachusetts, Michigan, Minnesota, Missouri (2), New York (2), North Carolina, Ohio (3), Oregon, Pennsylvania (2), Tennessee, Texas (3), Utah, Washington, China, Malaysia, Russia, Taiwan, Thailand, and United Arab Emirates.

     The terms of such leases vary from month to month to up to ten years.

ITEM 3. LEGAL PROCEEDINGS

     In 1993, a suit was filed, due to a failed contract, against a company that Novell subsequently acquired. The plaintiff obtained a jury verdict against the acquired company in 1996. Novell does not believe the resolution of this legal matter will have a material adverse effect on its financial position, results of operations, or cash flows.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Selected Consolidated Quarterly Financial Data" on page 33 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1998.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by Item 6 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Selected Consolidated Financial Data" on page 9 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 16 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 of Form 10-K is incorporated herein by reference to the Company's consolidated financial statements and related notes thereto, together with the report of the independent auditors presented on pages 17 through 32 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1998, and to the information contained in the section captioned "Selected Consolidated Quarterly Financial Data" on page 33 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required with respect to identification of directors is incorporated herein by reference to the information contained in the section captioned "Election of Directors" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 12, 1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. Information regarding executive officers of Novell is set forth under the caption "Executive Officers" in Item 1a hereof.

     Each director and each officer of the Company who is subject to Section 16 of the Securities Exchange Act of 1934 (the "Act") is required by Section 16(a) of the Act to report to the Securities and Exchange Commission by a specified date his or her transactions in the Company's securities. In fiscal 1998, there were no compliance exceptions to this requirement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Executive Compensation" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 12, 1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Securities Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 12, 1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Certain Transactions" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 12, 1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934, as amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this annual report on Form 10-K for Novell, Inc.:

      1. The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Ernst & Young LLP, Independent Auditors, listed below are incorporated herein by reference to pages 17 through 32 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1998.

          Consolidated Statements of Operations for the fiscal years ended October 31, 1998, October 31, 1997, and October 26, 1996.

          Consolidated Balance Sheets at October 31, 1998 and October 31, 1997.

          Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 1998, October 31, 1997, and October 26, 1996.

          Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1998, October 31, 1997, and October 26, 1996.

          Notes to Consolidated Financial Statements.

          Report of Ernst & Young LLP, Independent Auditors.

                                                                       PAGE
                                                                       ----
     2.  FINANCIAL STATEMENT SCHEDULES:
         Schedule II -- Valuation and Qualifying Accounts............   16
         Schedules other than that listed above are omitted because they are not required, not applicable or because the
         required information is shown in the consolidated financial statements or notes thereto.

     3.  EXHIBITS:
         A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by this
         reference thereto...........................................   17

     (b)REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended October 31, 1998.

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Novell, Inc.
                                          (Registrant)

Date: January 28, 1999                    By      /s/ DR. ERIC SCHMIDT
                                            ------------------------------------
                                            (Dr. Eric Schmidt, Chairman of the
                                             Board,
                                            and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                          NAME                                       TITLE                    DATE
                          ----                                       -----                    ----
                  /s/ DR. ERIC SCHMIDT                    Chairman of the Board, Chief  January 28, 1999
--------------------------------------------------------     Executive Officer and
                   (Dr. Eric Schmidt)                         Director (Principle
                                                               Executive Officer)

                  /s/ DENNIS R. RANEY                      Senior Vice President and    January 28, 1999
--------------------------------------------------------    Chief Financial Officer
                   (Dennis R. Raney)                        (Principal Financial and
                                                              Accounting Officer)

                   /s/ JOHN A. YOUNG                       Vice Chairman of the Board   January 28, 1999
--------------------------------------------------------
                    (John A. Young)

                   /s/ ELAINE R. BOND                               Director            January 28, 1999
--------------------------------------------------------
                    (Elaine R. Bond)

                 /s/ HANS-WERNER HECTOR                             Director            January 28, 1999
--------------------------------------------------------
                  (Hans-Werner Hector)

                   /s/ REED E. HUNDT                                Director            January 28, 1999
--------------------------------------------------------
                    (Reed E. Hundt)

                   /s/ WILLIAM N. JOY                               Director            January 28, 1999
--------------------------------------------------------
                    (William N. Joy)

                  /s/ JACK L. MESSMAN                               Director            January 28, 1999
--------------------------------------------------------
                   (Jack L. Messman)

                  /s/ RICHARD L. NOLAN                              Director            January 28, 1999
--------------------------------------------------------
                   (Richard A. Nolan)

                  /s/ LARRY W. SONSINI                              Director            January 28, 1999
--------------------------------------------------------
                   (Larry W. Sonsini)

                                  NOVELL, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         ACCOUNTS RECEIVABLE ALLOWANCE
                                 (IN THOUSANDS)

                                                  ADDITIONS    ADDITIONS    DEDUCTIONS   DEDUCTIONS
                                     BALANCE AT   CHARGED TO   CHARGED TO      FROM       FROM BAD     BALANCE
                                     BEGINNING      RETURN      BAD DEBT      RETURN        DEBT       AT END
                                     OF PERIOD     RESERVES     RESERVES     RESERVES     RESERVES    OF PERIOD
                                     ----------   ----------   ----------   ----------   ----------   ---------
Fiscal year ended October 26,
  1996.............................   $74,857      $314,979      $6,481      $323,438     $11,939      $60,940
Fiscal year ended October 31,
  1997.............................   $60,940      $185,545      $4,437      $210,205     $ 7,664      $33,053
Fiscal year ended October 31,
  1998.............................   $33,053      $102,513      $1,701      $ 87,342     $ 2,004      $47,921

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.1     Restated Certificate of Incorporation.(4)(Exhibit 3.1)
 3.2     By-Laws.(1)(Exhibit 3.1)
 4.1     Reference is made to Exhibit 3.1.
 4.2     Form of certificate representing the shares of Novell Common
         Stock.(1)(Exhibit 4.3)
 4.3     Rights Agreement dated December 7, 1988, between Novell,
         Inc. and Mellon Bank (East) N.A., as Rights Agent, relating to the Shareholder Rights Plan.(3)(Exhibit 1)
10.1     Novell, Inc., Employee Retirement and Savings Plan dated
         December 8, 1996.(2) (Exhibit 10.9)
10.2     Agreement and Plan of Reorganization dated March 23, 1989, among Novell, Inc.; Lansub Corporation; and Excelan,
         Inc.(5)(Appendix A)
10.3     Novell, Inc. 1989 Employee Stock Purchase Plan.(6)(Exhibit
         4.1)
10.4     Agreement and Plan of Reorganization dated July 16, 1991,
         among Novell, Inc.; MDAC Corp.; and Digital Research
         Inc.(7)(Appendix A)
10.5     Novell, Inc. 1991 Stock Plan.(8)(Exhibit 4.1)
10.6     Agreement and Plan of Reorganization and Merger dated
         February 12, 1993, among Novell, Inc.; Novell Acquisition
         Corp.; UNIX System Laboratories, Inc.; and American
         Telephone and Telegraph Company.(9)(Appendix A)
10.7     UNIX System Laboratories, Inc. Stock Option
         Plan.(10)(Exhibit 4.3)
10.8     Agreement and Plan of Reorganization dated March 21, 1994
         and amended May 31, 1994, among Novell, Inc.; Novell
         Acquisition Corp.; WordPerfect Corporation, Alan C. Ashton,
         Bruce W. Bastian, and Melanie L. Bastian.(11)(Appendix A &
         Exhibit 1.1)
10.9     Novell, Inc. Novell/WordPerfect Stock Plan.(12)(Exhibit
         10.1)
10.10    Novell, Inc. Stock Option Plan for Non-Employee
         Directors.(13) (Exhibit 4.1)
10.11    Novell, Inc. 1997 Non-Statutory Stock Option Plan.(14)
         (Exhibit 4.1)
13       Company's Annual Report to Shareholders for the fiscal year ended October 26, 1996.(14)
21       Subsidiaries of the Registrant.(14)
23.1     Consent of Ernst & Young LLP, independent auditors.(14)
27       Financial Data Schedule.(14)

---------------
 (1) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-1, filed November 30, 1984, and amendments thereto (File No. 2-94613).
 (2) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K, filed for the fiscal year ended October 25, 1986 (File No. 0-13351).
 (3) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Current Report on Form 8-K, dated December 7, 1988 (File No. 0-13351).
 (4) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Annual Report on Form 10-K, filed for the fiscal year ended October 29, 1988 (File No. 0-13351).
 (5) Incorporated by reference to the Appendix identified in parentheses, filed as an appendix in the Registrant's Registration Statement on Form S-4, filed May 9, 1989 (File No. 33-28470).
 (6) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-8, filed August 24, 1998 (File No. 333-62087).
 (7) Incorporated by reference to the Appendix identified in parentheses, filed as an appendix in the Registrant's Registration Statement on Form S-4, filed September 24, 1991 (File No. 33-42254).
 (8) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-8, filed May 29, 1996 (File No. 333-04775).
 (9) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement of Form S-4, filed May 13, 1993 (File No. 33-60120).
(10) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-8, filed July 2, 1993 (File No. 33-65440).
(11) Incorporated by reference to the Appendix and Exhibit identified in parentheses, filed as an appendix and exhibit in the Registrant's Registration Statement on Form S-4, filed June 13, 1994 (File No. 33-53215).
(12) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement of Form S-8, filed July 8, 1994 (File No. 33-55483).
(13) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement of Form S-8, filed May 30, 1996 (File No. 333-04823).
(14) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement of Form S-8, filed August 24, 1998 (File No. 333-62103).
(15) Filed herewith.