Form 10-Q
period 1999-01-31
NOVELL INC
filed 1999-03-17
CIK 758004

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-Q

            [X]    Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                   For the Fiscal Quarter Ended January 31, 1999

                                         or

            [ ]     Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                          For the transition period from _____________
                                                      to _____________

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

                               YES  X   NO

As of February 26, 1999 there were 336,468,842 shares of the registrant's common stock outstanding.


Part I.  Financial Information, Item 1. Financial Statements

                               NOVELL, INC.
              CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                                           Jan. 31,   Oct. 31,
Dollars in thousands, except per share data                   1999       1998
------------------------------------------------------------------------------
ASSETS

Current assets
  Cash and short-term investments                     $ 1,015,422 $ 1,007,167
  Receivables, less allowances
  ($40,913 - January; $47,921 - October)                  206,227     246,577
  Inventories                                               2,737       3,562
  Prepaid expenses                                         63,189      63,165
  Deferred and refundable income taxes                     79,839      95,343
  Other current assets                                     39,514      19,886
-----------------------------------------------------------------------------
Total current assets                                    1,406,928   1,435,700

Property, plant and equipment, ne                         341,172     346,196
Long-term investments                                     156,842     114,815
Other assets                                               25,729      27,401
------------------------------------------------------------------------------
Total assets                                          $ 1,930,671 $ 1,924,112
==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                    $    73,644 $    77,987
  Accrued compensation                                     52,948      52,348
  Accrued marketing liabilities                            17,527      16,383
  Other accrued liabilities                                58,938      62,206
  Income taxes payable                                     61,158      64,057
  Deferred revenue                                        137,421     141,714
-----------------------------------------------------------------------------
Total current liabilities                                 401,636     414,695

Minority interests                                         15,933      15,919

Shareholders' equity
  Common stock, par value $.10 a share
    Authorized - 600,000,000 shares
    Issued -     335,944,700 shares-January
                 337,592,460 shares-October                33,594      33,759
  Additional paid-in capital                              164,859     200,897
  Retained earnings                                     1,319,235   1,290,337
  Unearned stock compensation                              (5,695)     (5,396)
  Cumulative translation adjustment                        (1,877)     (1,753)
  Unrealized gain/(loss) on investments                     2,986     (24,346)
-----------------------------------------------------------------------------
Total shareholders' equity                              1,513,102   1,493,498
-----------------------------------------------------------------------------

Total liabilities and shareholders' equity            $ 1,930,671 $ 1,924,112
=============================================================================

See notes to consolidated unaudited condensed financial statements.
                                  Page 2


                                   NOVELL, INC.
              CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                     Fiscal Quarter Ended

Amounts in thousands,                                  Jan. 31,     Jan. 31,
except per share data                                      1999         1998
-----------------------------------------------------------------------------
Net sales                                              $285,806     $252,042
Cost of sales                                            64,120       57,087
-----------------------------------------------------------------------------
Gross profit                                            221,686      194,955

Operating expenses
  Sales and marketing                                   105,337      104,211
  Product development                                    54,005       60,238
  General and administrative                             25,994       25,574
-----------------------------------------------------------------------------
Total operating expenses                                185,336      190,023

Income from operations                                   36,350        4,932
Other income (expense)
  Investment income                                       9,763       14,399
  Other, net                                             (5,977)         244
-----------------------------------------------------------------------------
Other income, net                                         3,786       14,643
-----------------------------------------------------------------------------
Income before taxes                                      40,136        19,575
Income taxes                                             11,238         5,481
-----------------------------------------------------------------------------
Net income                                             $ 28,898      $ 14,094
=============================================================================
Weighted average shares outstanding
  Basic                                                 337,441       351,031
  Diluted                                               351,522       352,971
=============================================================================
Net income per share
  Basic                                               $    0.09     $    0.04
  Diluted                                             $    0.08     $    0.04
=============================================================================

See notes to consolidated unaudited condensed financial statements.


                               NOVELL, INC.
          CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                    Fiscal Quarter Ended
                                                     Jan. 31,        Jan. 31,
Amounts in thousands                                    1999            1998
-----------------------------------------------------------------------------
Cash flows from operating activities

  Net income                                     $     28,898    $     14,094

Adjustments to reconcile net income to net cash
provided (used) by operating activities
  Depreciation and amortization                        16,940          19,889
  Stock plans  income tax benefits                     13,347             132
  Decrease in receivables                              40,350          13,692
  Decrease (increase) in inventories                      825           1,478
  (Increase) decrease in prepaid expenses                 (24)         (8,520)
  Decrease (increase) in deferred
  and refundable income taxes                          15,499          14,378
  (Increase) in other current assets                  (19,628)         (4,373)
  (Decrease) in current liabilities, net              (13,059)        (11,613)
-----------------------------------------------------------------------------
Net cash provided from operating activities            83,148          39,157
-----------------------------------------------------------------------------
Cash flows from financing activities
  Issuance of common stock, net                        27,293           1,424
  Repurchase of common stock                          (76,843)             --
-----------------------------------------------------------------------------
Net cash provided (used) from financing activities    (49,550)          1,424
-----------------------------------------------------------------------------
Cash flows from investing activities
  Expenditures for property, plant and equipment      (12,215)         (8,694)
  Purchases of short-term investments                (643,484)       (484,596)
  Maturities of short-term investments                492,629         342,605
  Sales of short-term investments                     146,379         145,517
  Other                                               (40,460)         (9,804)
  ----------------------------------------------------------------------------
Net cash (used) by investing activities               (57,151)        (14,972)
------------------------------------------------------------------------------
Total increase in cash and cash equivalents     $     (23,553)    $    25,609
Cash and cash equivalents - beginning of period       177,083         208,543
------------------------------------------------------------------------------
Cash and cash equivalents - end of period             153,530         234,152
Short-term investments - end of period                861,892         810,992
------------------------------------------------------------------------------
Cash and short-term investments - end of period  $  1,015,422      $1,045,144
==============================================================================

See note to consolidated unaudited condensed financial statements.


                                  NOVELL, INC.
       NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS

A.  Quarterly Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's fiscal 1998
Annual Report to Shareholders. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Certain reclassifications, none of which affected net income, have been made to the prior years amounts in order to conform to the current year's presentation.

B.  Cash and Short-term Investments

All marketable debt and equity securities are included in cash and short-term investments and are considered available-for-sale and carried at fair market value, with the unrealized gains and losses, net of tax, included in shareholders equity.  Fair market values are based on quoted market pries where available; if quoted market prices are not available, then fair market values are based on quoted market prices of comparable instruments.  Municipal securities included in short-term investments have contractual maturities from
1-5 years.  Money market preferreds have contractual maturities of less than
180 days.  No other short-term investments have contractual maturities.  The cost of securities sold is based on the specific identification method.  Such securities are anticipated to be used for current operations and are therefore classified as current assets, even though some maturities may extend beyond one year.
The following is a summary of cash and short-term investments, all of which are considered available-for-sale.
                                              Gross       Gross    Fair Market
                               Cost at   Unrealized  Unrealized       Value at
(Dollars in thousands)   Jan. 31, 1999        Gains      Losses  Jan. 31, 1999
------------------------------------------------------------------------------
Cash and cash equivalents
  Cash                    $    114,254      $   --    $     --    $    114,254
  Repurchase agreements          3,719          --          --           3,719
  Taxable money market fund     21,557          --          --          21,557
  Municipal securities          14,000          --          --          14,000
------------------------------------------------------------------------------
Cash and cash equivalents $    153,530      $   --    $     --     $   153,530
------------------------------------------------------------------------------
Short-term investments
  Municipal securities     $   437,518      $ 8,908   $     --     $   446,426
  Money market preferreds      202,703           --         (3)        202,700
  Mutual funds                 116,578           --         --         116,578
  Equity securities            100,229       37,245    (41,286)         96,188
------------------------------------------------------------------------------
Short-term investments     $   857,028     $ 46,153  $ (41,289)    $   861,892
------------------------------------------------------------------------------
Cash and
short-term investments      $1,010,558     $ 46,153  $ (41,289)     $1,015,422
------------------------------------------------------------------------------


                                             Gross       Gross    Fair Market
                               Cost at  Unrealized  Unrealized       Value at
(Dollars in thousands)   Oct. 31, 1998       Gains      Losses  Oct. 31, 1998
------------------------------------------------------------------------------
Cash and cash equivalents
  Cash                     $    98,444   $      --    $     --    $    98,444
  Repurchase agreements          8,092          --          --          8,092
  Money market fund             55,957          --          --         55,957
  Municipal securities          14,590          --          --         14,590
------------------------------------------------------------------------------
Cash and cash equivalents  $   177,083   $      --    $     --     $   177,083
------------------------------------------------------------------------------
Short-term investments
  Municipal securities     $   448,195   $ 8,027      $     --     $   456,222
  Money market mutual funds     95,631        --            --          95,631
  Money market preferreds      181,719        --           (19)        181,700
  Mutual funds                  15,340        --            --          15,340
  Equity securities            128,837    30,159        (77,805)        81,191
------------------------------------------------------------------------------
Short-term investments     $   869,722   $38,186       $(77,824)   $   830,084
------------------------------------------------------------------------------
Cash and
short-term investments     $ 1,046,805   $38,186       $ (77,824)  $ 1,007,167
------------------------------------------------------------------------------
During the first quarter of fiscal 1999 the Company had realized gains of  $13 million on the sale of securities compared to realized gains of $3 million in the first quarter of fiscal 1998, while realizing losses on sales of securities of $15 million in the first quarter  of fiscal 1999 and $1 million in the first quarter of fiscal 1998.

C.  Income Taxes

The Company's estimated effective tax rate for the first quarter of fiscal
1999 was 28.0%, the same as in the first quarter of fiscal 1998. The Company paid cash amounts for income taxes of $2 million and $1 million, in the first quarter of fiscal 1999 and 1998, respectively.

D.  Commitments and Contingencies
The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations.
At January 31, 1999 there were no borrowings, letter of credit acceptances or commitments under such line.

The Company has an additional $5 million line of credit with another bank which is not subject to a loan agreement. At January 31, 1999 standby letters of credit of approximately $1 million were outstanding under this line of credit.

In fiscal 1997, the Company entered into agreements to lease buildings being constructed on land owned by the Company in San Jose, California and in Provo, Utah. The lessor has committed to fund up to $272 million for construction of the buildings. The leases are for a period of seven years and can be renewed for two additional five year periods, subject to the approval of the lender and the Company, at the sole discretion of each party. Rent obligations will commence upon the Company's occupation of the buildings in fiscal 1999 for San Jose and fiscal 2000 for Provo. Annual rent under each agreement is determined by taking the portion of the committed amount actually utilized and associated capitalized interest accrued during the construction period and multiplying this amount by the secured interest rate. If the Company does not purchase the buildings, or arrange for the sale of the buildings, at the end of the lease, the Company will guarantee the lessor no more than 85% of the residual value of the buildings. The guaranteed residual value at January 31, 1999, was approximately $218 million. In addition, the agreement calls for the Company to maintain a specific level of restricted cash to serve as collateral for the leases and maintain compliance with certain financial covenants. The value of restricted cash held as collateral at January 31, 1999 was approximately $135 million, and is included in long-term investments.


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

E.  Put Warrants

In connection with the Company's stock repurchase program, the Company sold put warrants on 15 million shares of its common stock during the third quarter of fiscal 1998, giving a third party the right to sell shares of Novell common stock to the Company at contractually specified prices. The put warrants are exercisable only at maturity, expire at various dates through July 1999, and can only be settled in shares.

Additionally, during the third quarter of fiscal 1998, the Company purchased call options on 10 million shares of its common stock, giving the Company the right to purchase shares of Novell common stock at contractually specified prices. The call options are exercisable only at maturity and expire at various dates through July 1999. The premiums received from the sale of the put warrants offset in full the cost of the call options.

In the first quarter of fiscal 1999, the Company settled 6 million of its put warrant obligations and exercised 4 million call options to purchase 4 million shares of Novell common stock in connection with the Company's stock purchase program.

F.  International Sales

The Company operates in one business segment and markets internationally both directly to end users and through distributors who sell to dealers and end users. For the fiscal quarters ended January 31, 1999 and January 31, 1998, sales to international customers were approximately $130 million and $109 million, respectively. In the first quarters of fiscal 1999 and fiscal 1998, 72% and 65%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total sales in either period. Except for one multi-national distributor, which accounted for 13% of revenue in the first quarter of 1999 and 15% of revenue in the first quarter of fiscal 1998, no customer accounted for more than 10% of revenue in any period.


G.  Net Income Per Share
                                                                 Q1        Q1
Amounts in thousands, except per share data                    1999      1998
-----------------------------------------------------------------------------
Basic net income per share computation
   Net income                                             $  28,898 $  14,094
------------------------------------------------------------------------------
   Weighted average shares outstanding                      337,441   351,031
------------------------------------------------------------------------------
     Basic net income per share                                $.09      $.04
==============================================================================

Diluted net income per share computation
  Net income                                              $  28,898 $  14,094
------------------------------------------------------------------------------
Weighted average shares outstanding                         337,441   351,031
Incremental shares attributable to exercise of outstanding
  options (treasury stock method)                            14,081     1,940
------------------------------------------------------------------------------
Total                                                       351,522   352,971
------------------------------------------------------------------------------
Diluted net income per share                             $      .08 $     .04
============================================================================

H.  Comprehensive Income

In the first quarter of 1999, the Company adopted Statement of Financial
Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income.  SFAS
130 establishes new rules for the reporting and displaying of comprehensive income.  SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, unearned stock compensation and cumulative translation adjustments, which prior to adoption were only reported separately in shareholders equity, to be included in comprehensive income.  The components of comprehensive income, net of tax, for the three months ended
January 31, 1999 and January 31, 1998 were as follows:
                                                               Q1         Q1
Dollars in thousands                                         1999       1998
-----------------------------------------------------------------------------
Net income                                               $ 28,898    $ 14,094
Unrealized gain/(loss) on investments                      27,332     (10,412)
Unearned stock compensation                                  (184)        515
Cumulative translation adjustment                             (76)         70
------------------------------------------------------------------------------
Comprehensive income                                      $ 55,970   $  4,267
==============================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Novell is the leading provider of network software enabled by directory services. Novell Internet solutions make networks more manageable and secure, and reduce the total cost of ownership for organizations of every kind and size. Novell worldwide channel, developer, education and technical support programs are the most extensive in the network computing industry.
Results of Operations

Net Sales
                                            Q1                           Q1
                                          1999         Change          1998
------------------------------------------------------------------------------
Net sales (millions)                      $286           13%           $252
==============================================================================
Novell's product lines can be categorized into three areas, all within the software industry. They are server platforms; network infrastructure and applications; and service, training, consulting and other. While revenue increased from the first quarter of 1998 to the first quarter of 1999, analysis of the individual product categories characterizes the changes that have occurred.

The server platforms product line includes directory-enabled NetWare (NetWare 4 and NetWare 5) and NetWare 3. Server platforms revenue increased by $18 million or 12% in the first quarter of 1999 compared to the first quarter of 1998. Directory-enabled NetWare increased $20 million or 16% following the release of NetWare 5, while NetWare 3 revenue decreased $2 million or 10% from the first quarter 1998 compared to the first quarter of fiscal 1997.

The network infrastructure and applications product line includes NetWare for SAA host connectivity products, BorderManager, NDS integration and high availability service products. Collaboration and management products such as GroupWise, ManageWise, and Z.E.N.works are also included in this product line. The product line had revenue of $75 million in the first quarter of 1999 compared to $68 million in the first quarter of 1998. This 11% increase was driven by new product revenue from Z.E.N.works, as well as strong growth in BorderManager, ManageWise and GroupWise. These increases were somewhat offset by a decrease in Tuxedo royalties, which ended in the fourth quarter of fiscal 1998.

Service, training, consulting, and other includes revenue from customer service, training products and courses, consulting for network solutions, UNIX royalties, and other. These revenues were $45 million and $36 million in the first quarter of 1999 and 1998, respectively. The increase was a result of new consulting revenue, as well as growth in service and training revenue. UNIX royalties decreased by $2 million and represented only 2% of total revenue in the first quarter of 1999 compared to the first quarter of 1998.

International sales represented 45% of total sales in the first quarter of 1999 compared to 43% in the first quarter of 1998. This change is a result of a 9% increase in domestic revenues compared to a 19% increase in international revenues in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998.

Gross Profit
                                             Q1                           Q1
                                           1999        Change           1998
-----------------------------------------------------------------------------
Gross profit (millions)                    $222           14%           $195
Percentage of net sales                      78%                          77%
==============================================================================
The gross margin percentage increased slightly in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 due to lower material costs and a decrease in expenses associated with training and education programs both as a percentage of net sales and in absolute dollars. Somewhat offsetting these reductions was an increase in service related expenses.

                                   Page 9

Operating Expenses
                                             Q1                            Q1
                                             1999       Change           1998
-----------------------------------------------------------------------------
Sales and marketing (millions)               $105          -1%           $104
Percentage of net sales                        37%                         41%
------------------------------------------------------------------------------
Product development (millions)                $54         -10%            $60
Percentage of net sales                        19%                         24%
------------------------------------------------------------------------------
General and administrative (millions)         $26           --            $26
Percentage of net sales                         9%                         10%
------------------------------------------------------------------------------
Total operating expenses (millions)          $185           -3%          $190
Percentage of net sales                        65%                         75%
=============================================================================

Sales and marketing expenses increased slightly by $1 million in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 but decreased as a percentage of net sales. Lower international selling expenses were partially offset by higher marketing expenses. Sales and marketing expenses fluctuate as a percentage of net sales in any given period due to product promotions, advertising or other discretionary expenses.

Product development expenses decreased by $6 million in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 and decreased as a percentage of net sales due to a more productive product development organization focused on delivering new products consistent with its strategy.

General and administrative expenses remained flat at $26 million in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998, while decreasing as a percentage of net sales due to a higher revenue base.
                                             Q1                            Q1
                                           1999          Change          1998
------------------------------------------------------------------------------
Employees                                 4,642             --          4,638
Annualized revenue per employee (000's)    $249             16%          $214
==============================================================================
Other Income, Net
                                             Q1                            Q1
                                           1999          Change          1998
------------------------------------------------------------------------------
Other income, net (millions)                 $4            -73%           $15
Percentage of net sales                       1%                            6%
==============================================================================

The primary component of other income, net is investment income, which was $10 million in the first quarter of fiscal 1999 compared to $14 million in the first quarter of fiscal 1998. The decrease in the first quarter of 1999 compared to the first quarter in 1998 is the result of net realized capital losses as the Company disposed of certain equity securities. In the first quarter of 1999, in addition to investment income, the Company had losses on the disposal of fixed assets, the accrual for certain legal matters and the write-off of certain long-term investments.

Income Taxes
                                             Q1                            Q1
                                           1999          Change          1998
------------------------------------------------------------------------------
Income taxes (millions)                    $11            120%            $5
Percentage of net sales                      4%                            2%
Effective tax rate                          28%                           28%
=============================================================================
The effective tax rate for fiscal 1999 is estimated to be 28%, the same as fiscal 1998.
                                   Page 10


Net Income and Net Income Per Share
                                                             Q1
           Q1
                                           1999          Change          1998
-----------------------------------------------------------------------------
Net income (millions)                       $29            107%           $14
Percentage of net sales                      10%                            6%
Net income per share - basic               $.09            125%          $.04
Net income per share - diluted             $.08            100%          $.04
==============================================================================
Liquidity and Capital Resources
                                               Q1                          Q4
                                             1999         Change         1998
------------------------------------------------------------------------------
Cash and short-term investments (millions) $1,015            1%        $1,007
Percentage of total assets                     53%                         52%
==============================================================================

Cash and short-term investments increased to $1,015 million at January 31, 1999 from $1,007 million at October 31, 1998. The major reason for this increase was the $83 million provided by operating activities, the $27 million from the issuance of common stock, offset by the $77 million of cash used for repurchase of common stock, the $12 million used for expenditures on property, plant and equipment, and the $13 million used by other investing activities.
The investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a limited portion of the Company's investment portfolio is invested in mutual funds which incur market risk. The Company believes that the market risk has been limited by diversification and by use of a funds management timing service which switches funds out of mutual funds and into money market funds when preset signals occur.

The Company's investment portfolio includes securities with gross unrealized gains of $5 million as of January 31, 1999. Certain securities with material unrealized losses are Corel common stock, which was obtained in March 1996 upon the Company's sale of its personal productivity applications product line and SCO common stock, which was obtained in December 1995 upon the sale of the Company's UnixWare product line. It is the Company's intention to continue to dispose of such shares over the coming periods.

The Company's principal source of liquidity has been from operations.  At
January 31, 1999, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $15 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, strategic investments, product development and flexibility in a dynamic and competitive operating environment.

During the first fiscal quarter of 1999, the Company has continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short- term investments together with internally generated funds. The Company believes that borrowings under the Company's credit facilities, or public offerings of equity or debt securities are available if the need arises. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 1999 are anticipated to be approximately $45 million, but could be reduced if the growth of the Company is less than presently anticipated.

In June 1998, the Company announced its intent to repurchase and retire up to 10 percent, or approximately 35 million shares, of Novell common stock over the next twelve months. During the first quarter of 1999, the Company repurchased and retired approximately 5 million shares at a cost of approximately $77 million. During fiscal 1998, the Company repurchased and retired approximately 21 million shares at a cost of approximately $245 million.

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

                                 Page 11


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

The Company has created a company-wide Year 2000 team to identify and resolve Year 2000 issues associated either with the Company's internal systems or the products and services sold by the company. As part of this effort, the Company is communicating with its main suppliers of technology products and services regarding the Year 2000 status of such products or services. The Company has identified and is testing its main internal systems and expects to complete testing by mid 1999. In 1999 the Company expects to complete implementation of any needed year 2000-related modifications to its information systems. The Company is also currently assessing its internal non-information technology systems, and expects to complete testing and any needed modifications to these systems in 1999.

The Company's total cost relating to these activities has not been and is not expected to be material to the Company's financial position, results of operations, or cash flows. The Company believes that necessary modifications will be made on a timely basis. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such modifications, or that the Company s suppliers will adequately prepare for the year 2000 issue. It is possible that any such delays, increased costs, or supplier failures could have a material adverse impact on the Company's operations and financial results, by, for example, impacting the Company's ability to deliver products or services to its customers. The Company has begun contingency planning and expects to finalized in mid-1999 its main assessment of and contingency planning for potential operational or performance problems related to year 2000-related issues with its information systems.

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

The Company believes its current products, with any applicable updates, are well-prepared for year 2000 date issues, and the Company plans to support these products for date issues that may arise related to the year 2000. However, there can be no guarantee that one or more current Company products do not contain year 2000 date issues that may result in material costs to the Company. Because it is in the business of selling software products, the Company's risk of being subjected to lawsuits relating to year 2000 issues with its software products is likely to be greater than that of companies in other industries. Because computer systems may involve different hardware, firmware and software components from different manufacturers, it may be difficult to determine which component in a computer system may cause a year 2000 issue. As a result, the Company may be subjected to year 2000-related lawsuits independent of whether its products and services are year 2000 ready. The outcomes of any such lawsuits and the impact on the Company cannot be determined at this time.

Novell believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, product mix, and profits are all influenced by a number of factors, such as those discussed above, as well as risks described in detail in the Company's fiscal 1998 report on Form 10-K.

                                Page 12

Part II. Other Information

Except as listed below, all information required by items in Part II is omitted because the items are inapplicable or the answer is negative.

Item 1.  Legal Proceedings.

The information required by this item is incorporated herein by reference to Footnote D of the Company's financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number            Description
-------           -----------
  27*             Financial Data Schedule

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended January 31, 1999.

____________________________
*Filed herewith.
                                Page 13


                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Novell, Inc.
                                     -------------
                                     (Registrant)


Date:  March 17, 1999                /s/ Dr. Eric Schmidt
                                     ---------------------------
                                     Dr. Eric Schmidt
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Principal Executive Officer)


Date:  March 17, 1999                /s/ Dennis R. Raney
                                     ----------------------------
                                     Dennis R. Raney
                                     Chief Financial Officer
                                     (Principal Financial Officer)


Date:  March 17, 1999                /s/ Ron Foster
                                     ----------------------------
                                     Ron Foster
                                     Vice President and Corporate Controller
                                     (Principal Accounting Officer)

                               Page 14
