Form 10-Q
period 1999-04-30
NOVELL INC
filed 1999-06-14
CIK 758004

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q

               [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                     For the Fiscal Quarter Ended April 30, 1999

                                       or

               [ ]  Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                        For the transition period from _______
                                                    to _______

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

                              YES  X   NO ___


As of May 28, 1999 there were 334,998,746 shares of the registrant's common stock outstanding.


Part I.  Financial Information, Item 1.  Financial Statements
                               NOVELL, INC.
               CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                                  Apr. 30,           Oct. 31,
Dollars in thousands, except per share data          1999               1998
------------------------------------------------------------------------------

ASSETS

Current assets
  Cash and short-term investments             $   974,440        $ 1,007,167
  Receivables, less allowances
  ($44,215 - April; $47,921 - October)            209,282            246,577
  Inventories                                       3,108              3,562
  Prepaid expenses                                 56,397             63,165
  Deferred and refundable income taxes             88,480             95,343
  Other current assets                             18,489             19,886
------------------------------------------------------------------------------

Total current assets                            1,350,196          1,435,700

Property, plant and equipment, net                344,261            346,196
Long-term investments                             200,302            114,815
Other assets                                       24,334             27,401
------------------------------------------------------------------------------

Total assets                                  $ 1,919,093        $ 1,924,112
==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                          $      61,920        $    77,987
  Accrued compensation                             56,044             52,348
  Accrued marketing liabilities                    19,243             16,383
  Other accrued liabilities                        65,968             62,206
  Income taxes payable                             61,647             64,057
  Deferred revenue                                132,854            141,714
------------------------------------------------------------------------------
Total current liabilities                         397,676            414,695

Minority interests                                 10,573             15,919

Shareholders' equity
  Common stock, par value $.10 a share
  Authorized - 600,000,000 shares
  Issued -     334,558,416 shares-April
               337,592,460 shares-October          33,456              33,759
  Additional paid-in capital                      131,165             200,897
  Retained earnings                             1,357,961           1,290,337
  Unearned stock compensation                      (6,423)             (5,396)
  Cumulative translation adjustment                (1,842)             (1,753)
  Unrealized (loss) on investments                 (3,473)            (24,346)
------------------------------------------------------------------------------

Total shareholders' equity                      1,510,844           1,493,498
------------------------------------------------------------------------------

Total liabilities and shareholders' equity    $ 1,919,093         $ 1,924,112
==============================================================================

See notes to consolidated unaudited condensed financial statements.


                                NOVELL, INC.
              CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME
                            Fiscal Quarter Ended           Six Months Ended
Amounts in thousands,       Apr. 30,     Apr. 30,       Apr. 30,     Apr. 30,
except per share data          1999         1998           1999         1998
------------------------------------------------------------------------------

Net sales                  $315,652     $262,250      $ 601,458     $ 514,292
Cost of sales                76,211       59,278        140,331       116,365
------------------------------------------------------------------------------

Gross profit                239,441      202,972        461,127       397,927

Operating expenses
  Sales and marketing       106,455      101,424        211,792       205,635
  Product development        58,083       60,850        112,088       121,088
  General and administrative 25,411       26,350         51,405        51,924
------------------------------------------------------------------------------
Total operating expenses    189,949      188,624        375,285       378,647
------------------------------------------------------------------------------

Income from operations       49,492       14,348         85,842        19,280

Other income (expense)
  Investment income          10,653       15,456         20,416        29,855
  Other, net                 (6,358)      (2,989)       (12,335)       (2,745)
------------------------------------------------------------------------------

Other income, net             4,295       12,467          8,081        27,110
------------------------------------------------------------------------------
Income before taxes          53,787       26,815         93,923        46,390
Income taxes                 15,061        7,508         26,299        12,989
------------------------------------------------------------------------------
Net income                $  38,726    $  19,307     $   67,624     $  33,401
==============================================================================

Weighted average shares outstanding
  Basic                     335,276      351,762        336,359       351,396
  Diluted                   351,116      356,586        351,319       354,779
==============================================================================

Net income per share
  Basic                  $     0.12   $     0.05     $     0.20     $    0.10
  Diluted                $     0.11   $     0.05     $     0 .19    $    0.09
==============================================================================

See notes to consolidated unaudited condensed financial statements.


                               NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                      Six Months Ended
                                                  ----------------------------
                                                  Apr. 30,            Apr  30,
Dollars in thousands                                 1999                1998
------------------------------------------------------------------------------

Cash flows from operating activities

  Net income                                  $    67,624         $    33,401

Adjustments to reconcile net income to net cash
provided (used) by operating activities
  Depreciation and amortization                    32,585              40,227
  Stock plans income tax benefits                  25,356               1,150
  Decrease in receivables                          37,295              11,987
  Decrease in inventories                             454               4,340
  Decrease (increase) in prepaid expenses           6,768              (4,467)
  Decrease in deferred and refundable income taxes  6,858              17,860
  Decrease in other current assets                  1,397               2,243
  (Decrease) in current liabilities, net          (17,019)            (37,453)
------------------------------------------------------------------------------

Net cash provided from operating activities       161,318              69,288
------------------------------------------------------------------------------
Cash flows from financing activities
  Issuance of common stock, net                    50,804              13,923
  Repurchase of common stock                     (146,195)                  -
------------------------------------------------------------------------------

Net cash (used) provided from
financing activities                              (95,391)             13,923
------------------------------------------------------------------------------

Cash flows from investing activities
  Expenditures for property, plant and equipment  (31,677)            (17,231)
  Purchases of short-term investments          (1,270,979)         (1,037,871)
  Maturities of short-term investments            969,270             552,398
  Sales of short-term investments                 363,271             379,014
  Other                                           (87,850)            (11,221)
------------------------------------------------------------------------------

Net cash (used) by investing activities           (57,965)           (134,911)
------------------------------------------------------------------------------

Total increase (decrease) in cash
and cash equivalents                             $  7,962         $   (51,700)
Cash and cash equivalents - beginning of period   177,083              208,543
------------------------------------------------------------------------------

Cash and cash equivalents - end of period         185,045              156,843
Short-term investments - end of period            789,395              927,792
------------------------------------------------------------------------------

Cash and short-term investments - end of period $ 974,440          $ 1,084,635
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

B.  Cash and Short-term Investments

All marketable debt and equity securities are included in cash and short-term investments and are considered available-for-sale and carried at fair market value, with the unrealized gains and losses, net of tax, included in shareholders equity. Fair market values are based on quoted market prices at end of period, where available; if quoted market prices are not available, then fair market values are based on quoted market prices of comparable instruments. Municipal securities included in short-term investments have contractual maturities from 1-5 years. Money market preferreds have contractual maturities of less than 180 days. No other short-term investments have contractual maturities. The cost of securities sold is based on the specific identification method. Such securities are anticipated to be used for current operations and are therefore classified as current assets, even though some maturities may extend beyond one year.
The following is a summary of cash and short-term investments, all of which are considered available-for-sale.


                                              Gross        Gross   Fair Market
                               Cost at   Unrealized   Unrealized      Value at
                               Apr. 30,       Gains       Losses      Apr. 30,
(Dollars in thousands)            1999                                    1999
------------------------------------------------------------------------------
Cash and cash equivalents
  Cash                      $  146,929   $       -    $         -   $ 146,929
  Taxable money market fund     31,116           -              -      31,116
  Municipal securities           7,000           -              -       7,000
------------------------------------------------------------------------------
Cash and cash equivalents   $  185,045   $       -    $         -   $  185,045
------------------------------------------------------------------------------

Short-term investments
  Municipal securities      $  431,433   $    6,435   $        (2)  $ 437,866
  Money market preferreds      177,900            -             -     177,900
  Mutual funds                 120,098            -           (43)    120,055
  Equity securities             65,619       23,271       (35,316)     53,574
------------------------------------------------------------------------------
Short-term investments      $  795,050   $   29,706      $ (35,361) $ 789,395
------------------------------------------------------------------------------
Cash and short-term
investments                $   980,095   $   29,706      $ (35,361) $ 974,440
------------------------------------------------------------------------------


                                              Gross        Gross   Fair Market
                               Cost at   Unrealized   Unrealized      Value at
                               Oct. 31,       Gains       Losses      Oct. 31,
(Dollars in thousands)            1998                                   1999
------------------------------------------------------------------------------
Cash and cash equivalents
  Cash                       $  98,444     $     -     $       -   $   98,444
  Repurchase agreements          8,092           -             -        8,092
  Money market fund             55,957           -             -       55,957
  Municipal securities          14,590           -             -       14,590
------------------------------------------------------------------------------
Cash and cash equivalents   $  177,083     $     -     $       -   $  177,083
------------------------------------------------------------------------------
Short-term investments
  Municipal securities      $  448,195     $  8,027    $       -   $  456,222
  Money market mutual funds     95,631            -            -       95,631
  Money market preferreds      181,719            -           (19)    181,700
  Mutual funds                  15,340            -             -      15,340
  Equity securities            128,837       30,159       (77,805)     81,191
------------------------------------------------------------------------------
Short-term investments      $  869,722     $ 38,186     $ (77,824) $  830,084
Cash and short-term
investments                 $1,046,805     $ 38,186     $ (77,824) $1,007,167
------------------------------------------------------------------------------

During the first six months of fiscal 1999 the Company had realized gains of $25 million on the sale of securities compared to realized gains of $5 million in the first six months of fiscal 1998, while realizing losses on sales of securities of $29 million in the first six months of fiscal 1999 and $2 million in the first six months of fiscal 1998.

C.  Income Taxes

The Company's estimated effective tax rate for the first six months of fiscal
1999 was 28.0%, the same as in the first six months of fiscal 1998.  The
Company paid cash amounts for income taxes of $4 million and $10 million, in the first six months of fiscal 1999 and 1998, respectively.

D.   Commitments and Contingencies

The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations.
At April 30, 1999 there were no borrowings, letter of credit acceptances or commitments under such line.

The Company has an additional $5 million line of credit with another bank which is not subject to a loan agreement. At April 30, 1999 standby letters of credit of approximately $3 million were outstanding under this line of credit.

In fiscal 1997, the Company entered into agreements to lease buildings being constructed on land owned by the Company in San Jose, California and in Provo, Utah. The lessor has committed to fund up to $272 million for construction of the buildings. The leases are for a period of seven years and can be renewed for two additional five year periods, subject to the approval of the lender and the Company, at the sole discretion of each party. Rent obligations commenced during the second quarter of fiscal 1999 for San Jose and will commence upon the Company's occupation of the Provo building in fiscal 2000.
Annual rent under each agreement is determined by taking the portion of the committed amount actually utilized and associated capitalized interest accrued during the construction period and multiplying this amount by the secured interest rate. If the Company does not purchase the buildings, or arrange for the sale of the buildings, at the end of the lease, the Company will guarantee the lessor no more than 85% of the residual value of the buildings. The guaranteed residual value at April 30, 1999, was approximately $218 million.
In addition, the agreement calls for the Company to maintain a specific level of restricted cash to serve as collateral for the leases and maintain compliance with certain financial covenants. The value of restricted cash held as collateral at April 30, 1999 was approximately $164 million, and is included in long-term investments.


In 1993, a suit was filed due to a failed contract against a company that Novell subsequently acquired. The plaintiff obtained a jury verdict against the acquired company in 1996. In May 1999, the Company settled this legal matter. The resolution of this legal matter did not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

In the first six months of fiscal 1999, 9 million of the Company's put warrant obligations expired worthless and the Company exercised 6 million call options to purchase 6 million shares of Novell common stock in connection with the Company's stock repurchase program.

F.  International Sales

The Company operates in one business segment and markets internationally both directly to end users and through distributors who sell to dealers and end users. For the first six months of fiscal 1999 and fiscal 1998, sales to international customers were approximately $277 million and $223 million, respectively. In the first six months of fiscal 1999 and fiscal 1998, 72% and 67%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total sales in either period. Except for one multi-national distributor, which accounted for 12% of total revenue in the first six months of 1999 and 13% of total revenue in the first six months of fiscal 1998, no customer accounted for more than 10% of total revenue in any period.



G.  Net Income Per Share
                             Fiscal Quarter Ended          Six Months Ended
                             --------------------        ---------------------
                             Apr. 30,     Apr. 30,        Apr. 30,   Apr. 30,
Amounts in thousands,           1999         1998            1999       1998
except per share data
-----------------------------------------------------------------------------
Basic net income per share computation
  Net income               $  38,726    $  19,307       $  67,624    $  33,401
------------------------------------------------------------------------------
  Weighted average
  shares outstanding         335,276      351,762         336,359      351,396
------------------------------------------------------------------------------
    Basic net income
    per share              $    .12     $     .05       $    0.20     $   0.10
==============================================================================
Diluted net income per share computation
  Net income               $ 38,726     $  19,307       $  67,624     $ 33,401
------------------------------------------------------------------------------
Weighted average shares outstanding
                            335,276       351,762         336,359      351,396
Incremental shares attributable to exercise of
  outstanding options (treasury stock method)
                             15,839         4,824          14,960        3,383
------------------------------------------------------------------------------
    Total                   351,116       356,586         351,319      354,779
------------------------------------------------------------------------------
      Diluted net income per share
                          $    0.11   $      0.05        $   0.19      $  0.09
==============================================================================

H.  Comprehensive Income

In the first quarter of 1999, the Company adopted Statement of Financial
Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income.  SFAS
130 establishes new rules for the reporting and displaying of comprehensive income.  SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, unearned stock compensation and cumulative translation adjustments, which prior to adoption were only reported separately in shareholders equity, to be included in comprehensive income.  The components of comprehensive income, net of tax, for the three months and six months ended April 30, 1999 and April 30, 1998 were as follows:
                             Fiscal Quarter Ended          Six Months Ended
                            ---------------------         -------------------
                             Apr. 30,     Apr. 30,        Apr. 30,    Apr. 30,
Dollars in thousands            1999         1998            1999        1998
------------------------------------------------------------------------------
Net income                 $  38,726    $  19,307       $  67,624   $  33,401
Unrealized gain/(loss) on investments
                              (6,459)       6,815          20,873      (3,597)
Unearned stock compensation     (728)         194          (1,027)      1,032
Cumulative translation adjustment 35           54             (89)        168
------------------------------------------------------------------------------
Comprehensive income       $  31,574    $  26,370       $  87,381   $  31,004
==============================================================================



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Introduction

Novell is the world's leading provider of directory-enabled networking software. Novell solutions give businesses total control of their private networks and the Internet, simplifying the management of user access and identity. Novell's worldwide channel, developer, education, and technical support programs are the most extensive in the network computing industry.

Results of Operations
Net Sales                 Q2                  Q2       YTD                YTD
                        1999    Change      1998      1999     Change    1998
------------------------------------------------------------------------------

Net sales (millions)    $316      21%       $262      $601       17%     $514
==============================================================================

Novell's products can be categorized into three areas, all within the software industry. They are server platforms; network infrastructure and applications;
and service, training, consulting and other. While revenue increased from the second quarter of 1998 to the second quarter of 1999, and from the first six months of fiscal 1998 to the first six months of fiscal 1999, analysis of the individual product categories characterizes the changes that have occurred.

The server platforms product category includes directory-enabled NetWare
(NetWare 4 and NetWare 5) and NetWare 3. Server platforms revenue increased by $38 million or 26% in the second quarter of 1999 compared to the second quarter of 1998. Directory-enabled NetWare increased $49 million or 41% following strong acceptance of NetWare 5, while NetWare 3 revenue decreased
$11 million or 36% from the second quarter of fiscal 1998 compared to the second quarter of fiscal 1999. In the first six months of fiscal 1999 compared to the first six months of fiscal 1998, server platforms revenue was up $56 million or 19%. Directory-enabled NetWare increased $69 million or 28%, while NetWare 3 revenue slid $13 million or 25% during the six month comparative periods.

The network infrastructure and applications product category includes NetWare for SAA host connectivity products, BorderManager, NDS integration and high availability service products. Collaboration and management products such as GroupWise, ManageWise, and Z.E.N.works are also included in this product category. The product category had revenue of $75 million in the second quarter of 1999 compared to $72 million in the second quarter of 1998. This
4% increase was driven by new product revenue from Z.E.N.works, as well as strong growth in BorderManager and NDS for NT and Solaris. These increases were somewhat offset by a decrease in host connectivity products and in Tuxedo royalties, which ended in the fourth quarter of fiscal 1998. In the first six months of fiscal 1999 compared to the first six months of fiscal 1998, network infrastructure and applications revenue was up $10 million or 7%. This 7% increase was driven by the same factors driving the quarter over quarter revenue growth.

Service, training, consulting, and other includes revenue from customer service, training products and courses, consulting for network solutions, UNIX royalties, and other. These revenues were $53 million and $41 million in the second quarter of 1999 and 1998, respectively. The increase was a result of new consulting revenue, as well as growth in service and training revenue.
UNIX royalties were flat and represented only 2% of total revenue in the second quarter of 1999 compared to 3% in the second quarter of 1998. In the first six months of fiscal 1999 compared to the first six months of fiscal
1998, service, training, consulting and other revenue increased by $21 million or 27% due to the same factors driving the quarter over quarter revenue growth.

International sales represented 46% of total sales in the first six months of 1999 compared to 43% in the first six months of 1998. This change is a result of a 11% increase in domestic revenues compared to a 24% increase in international revenues in the first six months of fiscal 1999 compared to the first six months of fiscal 1998.


Gross Profit                 Q2                 Q2      YTD               YTD
                           1999     Change    1998     1999    Change    1998
-----------------------------------------------------------------------------
Gross profit (millions)    $239       18%     $203     $461       16%    $398
Percentage of net sales      76%                77%      77%               77%
==============================================================================

The gross margin percentage decreased slightly in the second quarter of fiscal
1999 compared to the second quarter of fiscal 1998 due to higher royalty costs and an increase in expenses associated with ramping up the Company's consulting business, both as a percentage of net sales and in absolute dollars.  In the first six months of fiscal 1999 compared to the first six months of fiscal 1998, the gross margin percentage remained flat.  Higher service, consulting and royalty costs were offset by lower material, inventory and training and education costs.
Operating Expenses         Q2                  Q2      YTD               YTD
                         1999     Change     1998     1999    Change    1998
-----------------------------------------------------------------------------
Sales and marketing (millions)
                         $106       5%       $101     $212       3%     $206
Percentage of net sales    34%                 39%      35%               40%
------------------------------------------------------------------------------
Product development (millions)
                        $  58      -5%      $  61     $112       -7%    $121
Percentage of net sales    18%                 23%      19%               24%
------------------------------------------------------------------------------
General and administrative (millions)
                        $  25      -4%      $  26    $  51       -2%    $ 52
Percentage of net sales     8%                 10%       8%               10%
------------------------------------------------------------------------------
Total operating expenses (millions)
                         $190       1%       $189     $375       -1%     $379
Percentage of net sales    60%                 72%      62%                74%
==============================================================================

Sales and marketing expenses increased by $5 million and $6 million, respectively, in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 and in the first six months of fiscal 1999 compared to the first six months of fiscal 1998, but decreased as a percentage of net sales. Lower international selling expenses were partially offset by higher marketing expenses in both comparative periods. Sales and marketing expenses fluctuate as a percentage of net sales in any given period due to product promotions, advertising or other discretionary expenses.

Product development expenses decreased by $3 million in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 and by $9 million, or 7% in the first six months of fiscal 1999 compared to the first six months of fiscal 1998. Product development expenses decreased as a percentage of net sales, in both comparative periods, due to a more efficient product development organization focused on delivering new products consistent with its strategy.

General and administrative expenses decreased slightly by $1 million in both the second quarter of fiscal 1999 compared to the second quarter of fiscal
1998 and in the six months of fiscal 1999 compared to the first six months of fiscal 1999.  General and administrative expenses also decreased as a percentage of net sales, in both comparative periods, due to a higher revenue base.
                                              YTD                        YTD
                                              1999       Change          1998
------------------------------------------------------------------------------
Employees                                    4,591           -          4,570
Annualized revenue per employee (000's)       $253         15%           $220
==============================================================================


Other Income, Net                  Q2              Q2     YTD             YTD
                                 1999   Change   1998    1999   Change   1998
------------------------------------------------------------------------------
Other income, net (millions)    $  4    -67%   $  12    $  8     -70%   $  27
Percentage of net sales            1%              5%      1%               5%
==============================================================================

The primary component of other income, net is investment income, which was $11 million in the second quarter of fiscal 1999 compared to $15 million in the second quarter of fiscal 1998. The decrease in the second quarter of 1999 compared to the second quarter in 1998 is the result of net realized capital losses as the Company disposed of certain equity securities. In the second quarter of 1999, in addition to investment income, the Company had immaterial losses on foreign currency, the accrual for certain legal matters and the write-off of certain long-term investments. In the first six months of fiscal
1999, net investment income was $20 million compared to $30 million in the first six months of fiscal 1998. The decrease in the period was also the result of net realized capital losses associated with certain equity securities.

Income Taxes
                                   Q2              Q2     YTD             YTD
                                 1999   Change   1998    1999   Change   1998
------------------------------------------------------------------------------
Income taxes (millions)         $  15     88%    $  8   $  26    100%   $  13
Percentage of net sales             5%              3%      4%              3%
Effective tax rate                 28%             28%     28%             28%
==============================================================================

The effective tax rate for fiscal 1999 is estimated to be 28%, the same as fiscal 1998.

Net Income and Net Income Per Share
                                  Q2               Q2     YTD             YTD
                                1999   Change    1998    1999    Change  1998
------------------------------------------------------------------------------
Net income (millions)           $ 39    105%     $ 19    $ 68      106%  $ 33
Percentage of net sales           12%               7%     11%              6%
Net income per share - basic    $.12             $.05     $.20           $.10
Net income per share - diluted  $.11             $.05     $.19           $.09
==============================================================================
Liquidity and Capital Resources
                                              Q2                           Q4
                                            1999         Change          1998
------------------------------------------------------------------------------
Cash and short-term investments (millions)  $974            -3%        $1,007
Percentage of total assets                    51%                          52%
==============================================================================

Cash and short-term investments decreased to $974 million at April 30, 1999 from $1,007 million at October 31, 1998. The major reason for this decrease was the $146 million of cash used for repurchase of common stock, the $32 million used for expenditures on property, plant and equipment, the $66 million used to increase collateral associated with certain long-term investments, partially offset by the $161 million provided by operating activities and the $50 million from the issuance of common stock. The investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a limited portion of the Company's investment portfolio is invested in mutual funds, which incur market risk. The Company believes that the market risk has been limited by diversification and by use of a funds management timing service which switches funds out of mutual funds and into money market funds when preset signals occur.

The Company's investment portfolio includes securities with gross unrealized losses of $6 million as of April 30, 1999. Certain securities with material unrealized losses are Corel common stock, which was obtained in March 1996 upon the Company's sale of its personal productivity applications product line and SCO common stock, which was obtained in December 1995 upon the sale of the Company's UnixWare product line. It is the Company's intention to continue to dispose of such shares over the coming periods.


The Company's principal source of liquidity has been from operations. At April 30, 1999, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $15 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, strategic investments, product development and flexibility in a dynamic and competitive operating environment.

During the first six months of fiscal 1999, the Company has continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. The Company believes that borrowings under the Company's credit facilities or public offerings of equity or debt securities are available if the need arises. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 1999 are anticipated to be approximately $45 million, but could be reduced if the growth of the Company is less than presently anticipated.

In June 1998, the Company announced its intent to repurchase and retire up to 10 percent, or approximately 35 million shares, of Novell common stock over the next twelve months. During the first six months of 1999, the Company repurchased and retired approximately 10 million shares at a cost of approximately $146 million. During fiscal 1998, the Company repurchased and retired approximately 21 million shares at a cost of approximately $245 million.

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

The Company's total cost relating to these activities has not been and is not expected to be material to the Company's financial position, results of operations, or cash flows. The Company believes that necessary modifications will be made on a timely basis. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such modifications, or that the Company's suppliers will adequately prepare for the year 2000 issue. It is possible that any such delays, increased costs, or supplier failures could have a material adverse impact on the Company's operations and financial results, by, for example, impacting the Company's ability to deliver products or services to its customers. The Company has begun contingency planning and finalized in mid-1999 its main assessment of and contingency planning for potential operational or performance problems related to year 2000-related issues with its information systems.


The Company's year 2000 effort has included testing products currently or recently on the Company's price list for year 2000 issues. Generally, for products that were identified as needing updates to address year 2000 issues, the Company has prepared or is preparing updates, or has removed the product from its price list. Some of the Company's customers are using product versions that the Company will not support for year 2000 issues; the Company is encouraging these customers to migrate to current product versions that are year 2000 ready.

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



Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 12,
1999 for the following purposes:

1.  To elect nine directors.

2. To ratify the selection of Ernst & Young LLP as independent auditors for Novell, Inc.

3. To consider a shareholder proposal regarding the Company s shareholder rights plan.

The following tables set forth the outcome of the matters voted upon at the meeting and the number of votes cast for, against or withheld.
                                            Votes                        Votes
Proposal 1                                    For                     Withheld
------------------------------------------------------------------------------
Election of Directors
         Eric E. Schmidt             298,089,204                     1,466,931
         John A. Young               298,034,410                     1,521,725
         Elaine R. Bond              297,891,695                     1,664,440
         Hans-Werner Hector          298,066,275                     1,489,860
         Reed E. Hundt               298,060,103                     1,496,032
         William N. Joy              298,128,243                     1,427,892
         Jack L. Messman             297,853,404                     1,702,731
         Richard L. Nolan            296,835,870                     2,720,265
         Larry W. Sonsini            297,918,041                     1,638,094
------------------------------------------------------------------------------

                                    Votes               Votes           Votes
Proposal 2                            For             Against       Abstained
------------------------------------------------------------------------------
Ratify the selection of
Ernst & Young LLP

as Independent Auditors       298,140,476             627,160         788,339
------------------------------------------------------------------------------

                                Votes         Votes        Votes       Broker
Proposal 3                        For       Against    Abstained     Non-Vote
------------------------------------------------------------------------------
Consider a shareholder proposal
regarding the Company's shareholder
rights plan.              127,255,971    89,074,751    8,834,507    74,390,906
------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number                        Description
-------                       ___________
  27*                         Financial Data Schedule

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended
April 30, 1999.


--------------------------
*Filed herewith.


                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Novell, Inc.
                                         ------------
                                         (Registrant)


Date:  June 11, 1999                     /s/ Dr. Eric Schmidt
                                         ------------------------
                                         Dr. Eric Schmidt
                                         Chairman of the Board and
                                         Chief Executive Officer

                                         (Principal Executive Officer)


Date:  June 11, 1999                     /s/ Dennis R. Raney
                                         --------------------------
                                         Dennis R. Raney
                                         Chief Financial Officer
                                         (Principal Financial Officer)



Date:  June 11, 1999                     /s/ Ron Foster
                                         --------------------------
                                         Ron Foster
                                         Vice President and Corporate

                                         Controller
                                         (Principal Accounting Officer)
