Form 10-Q
period 1999-07-31
NOVELL INC
filed 1999-09-14
CIK 758004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Quarter Ended July 31, 1999

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

                                    YES X NO__

As of August 31, 1999 there were 333,066,484 shares of the Registrant's Common Stock outstanding.

Part I.  Financial Information, Item 1.  Financial Statements


                                  NOVELL, INC.
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS

                                                                                     July 31,              Oct. 31,
Dollars in thousands, except per share data                                            1999                  1998
-------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets
   Cash and short-term investments                                                $   992,201           $ 1,007,167
   Receivables, less allowances ($31,880 - July; $47,921 - October)                   233,302               246,577
   Inventories                                                                          2,945                 3,562
   Prepaid expenses                                                                    48,205                63,165
   Deferred and refundable income taxes                                                75,958                95,343
   Other current assets                                                                18,704                19,886
--------------------------------------------------------------------------------------------------------------------

Total current assets                                                                1,371,315             1,435,700

Property, plant and equipment, net                                                    344,750               346,196
Long-term investments                                                                 210,835               114,815
Other assets                                                                           36,681                27,401
--------------------------------------------------------------------------------------------------------------------

Total assets                                                                      $ 1,963,581           $ 1,924,112
====================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                             $      74,636         $      77,987
   Accrued compensation                                                                61,543                52,348
   Accrued marketing liabilities                                                       16,708                16,383
   Other accrued liabilities                                                           53,226                62,206
   Income taxes payable                                                                45,083                64,057
   Deferred revenue                                                                   149,338               141,714
--------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                             400,534               414,695

Minority interests                                                                     10,108                15,919

Shareholders' equity
   Common stock, par value $.10 a share
   Authorized - 600,000,000 shares
   Issued -     333,995,071 shares-July
                337,592,460 shares-October                                             33,400                33,759
   Additional paid-in capital                                                         124,422               200,897
   Retained earnings                                                                1,407,274             1,290,337
   Unearned stock compensation                                                         (7,664)               (5,396)
   Cumulative translation adjustment                                                   (2,574)               (1,753)
   Unrealized (loss) on investments                                                    (1,919)              (24,346)
--------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                          1,552,939             1,493,498
--------------------------------------------------------------------------------------------------------------------


Total liabilities and shareholders' equity                                        $ 1,963,581           $ 1,924,112
====================================================================================================================

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
              CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                        Fiscal Quarter Ended                Nine Months Ended
Dollars in thousands,                                 July 31,          July 31,         July 31,          July 31,
except per share data                                   1999              1998             1999              1998

Net sales                                            $ 326,808         $ 272,016        $ 928,266         $ 786,308
Cost of sales                                           73,514            63,069          213,845           179,434
-------------------------------------------------------------------------------------------------------------------

Gross profit                                           253,294           208,947          714,421           606,874

Operating expenses
   Sales and marketing                                 108,806            96,986          320,598           302,621
   Product development                                  57,183            57,048          169,271           178,136
   General and administrative                           24,866            24,827           76,271            76,751
-------------------------------------------------------------------------------------------------------------------

Total operating expenses                               190,855           178,861          566,140           557,508
-------------------------------------------------------------------------------------------------------------------

Income from operations                                  62,439            30,086          148,281            49,366

Other income (expense)
   Investment income                                    10,260             7,390           30,676            37,245
   Other, net                                           (4,211)             (592)         (16,546)           (3,337)
-------------------------------------------------------------------------------------------------------------------

Other income, net                                        6,049             6,798           14,130            33,908
-------------------------------------------------------------------------------------------------------------------

Income before taxes                                     68,488            36,884          162,411            83,274
Income taxes                                            19,177            10,328           45,476            23,317
-------------------------------------------------------------------------------------------------------------------
Net income                                          $   49,311         $  26,556        $ 116,935         $  59,957
===================================================================================================================

Weighted average shares outstanding
   Basic                                               334,488           353,436          335,735           352,076
   Diluted                                             350,951           362,083          351,196           357,213
===================================================================================================================

Net income per share
   Basic                                          $      0.15        $      0.08     $       0.35        $     0.17
   Diluted                                        $      0.14        $      0.07     $       0.33        $     0.17
===================================================================================================================

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                         Nine Months Ended
                                                                                     July 31,              July 31,
Dollars in thousands                                                                  1999                  1998
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities

   Net income                                                                   $     116,935         $      59,957

Adjustments to reconcile net income to net cash
provided by operating activities
   Depreciation and amortization                                                       47,519                59,353
   Stock plans' income tax benefits                                                    46,972                 3,408
   Decrease in receivables                                                             13,275                  (711)
   Decrease in inventories                                                                617                 6,382
   Decrease (increase) in prepaid expenses                                             14,960               (10,483)
   Decrease in deferred and refundable income taxes                                    20,711                39,522
   Decrease in other current assets                                                     1,182                 3,848
   (Decrease) increase in current liabilities, net                                    (14,161)               33,518
-------------------------------------------------------------------------------------------------------------------

Net cash provided from operating activities                                           248,010               194,794
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
   Issuance of common stock, net                                                       79,832                26,349
   Repurchase of common stock                                                        (203,638)              (12,427)
-------------------------------------------------------------------------------------------------------------------

Net cash (used) provided from financing activities                                   (123,806)               13,922
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Expenditures for property, plant and equipment                                     (50,988)              (42,617)
   Purchases of short-term investments                                             (1,567,172)           (1,574,104)
   Maturities of short-term investments                                             1,190,733               964,366
   Sales of short-term investments                                                    537,878               456,464
   Expenditures other long-term investments                                           (96,021)              (59,387)
   Other                                                                              (14,588)               16,773
   ----------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                    (158)             (238,505)
-------------------------------------------------------------------------------------------------------------------

Total increase (decrease) in cash and cash equivalents                          $     124,046         $     (29,789)
Cash and cash equivalents - beginning of period                                       177,083               208,543
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents - end of period                                             301,129               178,754
Short-term investments - end of period                                                691,072               969,171
-------------------------------------------------------------------------------------------------------------------

Cash and short-term investments - end of period                                 $     992,201           $ 1,147,925
===================================================================================================================

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

B.   Cash and Short-term Investments

     All marketable debt and equity securities are included in cash and short-term investments and are considered available-for-sale and carried at fair market value, with the unrealized gains and losses, net of tax, included in shareholders' equity. Fair market values are based on quoted market prices at end of period, where available; if quoted market prices are not available, then fair market values are based on quoted market prices of comparable instruments. Municipal securities included in short-term investments have contractual maturities from 1-5 years. Money market preferreds have contractual maturities of less than 180 days. No other short-term investments have contractual maturities. The cost of securities sold is based on the specific identification method. Such securities are anticipated to be used for current operations and are therefore classified as current assets, even though some maturities may extend beyond one year.

     The following is a summary of cash and short-term investments, all of which are considered available-for-sale.

                                                                           Gross            Gross              Fair
                                                       Cost at        Unrealized       Unrealized   Market Value at
 (Dollars in thousands)                          July 31, 1999             Gains           Losses     July 31, 1999
 ------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
     Cash                                           $  224,346      $          -     $         -         $  224,346
     Taxable money market fund                          39,283                 -               -             39,283
     Municipal securities                               37,500                 -               -             37,500
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                           $  301,129      $          -     $         -         $  301,129
---------------------------------------------------------------------------------------------------------------------

Short-term investments
     Municipal securities                           $  417,668      $      1,242     $       (196)       $  418,714
     Money market preferreds                           141,405                 -               (5)          141,400
     Mutual funds                                      120,612                 -           (1,828)          118,784
     Equity securities                                  14,510             4,083           (6,419)           12,174
-------------------------------------------------------------------------------------------------------------------
Short-term investments                              $  694,195      $      5,325     $     (8,448)       $  691,072
---------------------------------------------------------------------------------------------------------------------
Cash and short-term investments                     $  995,324      $      5,325     $     (8,448)       $  992,201
-------------------------------------------------------------------------------------------------------------------

                                                                           Gross            Gross              Fair
                                                       Cost at        Unrealized       Unrealized   Market Value at
(Dollars in thousands)                           Oct. 31, 1998             Gains           Losses     Oct. 31, 1998
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
     Cash                                          $    98,444          $      -        $       -       $    98,444
     Repurchase agreements                               8,092                 -                -             8,092
     Money market fund                                  55,957                 -                -            55,957
     Municipal securities                               14,590                 -                -            14,590
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                          $   177,083          $      -        $       -       $   177,083
-------------------------------------------------------------------------------------------------------------------

Short-term investments
     Municipal securities                          $   448,195          $  8,027        $       -       $   456,222
     Money market mutual funds                          95,631                 -                -            95,631
     Money market preferreds                           181,719                 -              (19)          181,700
     Mutual funds                                       15,340                 -                -            15,340
     Equity securities                                 128,837            30,159          (77,805)           81,191
-------------------------------------------------------------------------------------------------------------------
Short-term investments                             $   869,722          $ 38,186        $ (77,824)      $   830,084
-------------------------------------------------------------------------------------------------------------------
Cash and short-term investments                    $ 1,046,805          $ 38,186        $ (77,824)      $ 1,007,167
-------------------------------------------------------------------------------------------------------------------

     During the first nine months of fiscal 1999 the Company realized gains of $49 million and realized losses of $56 million on the sale of securities compared to realized gains of $11 million and realized losses of $9 million in the first nine months of fiscal 1998.

C.   Income Taxes

     The Company's estimated effective tax rate for the first nine months of fiscal 1999 was 28.0%, the same as in the first nine months of fiscal 1998. The Company paid cash amounts for income taxes of $5.5 million and $11 million, in the first nine months of fiscal 1999 and 1998, respectively.

D.   Commitments and Contingencies

     The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At July 31, 1999 borrowings, letter of credit acceptances or commitments of approximately $1.3 million were outstanding under such line.

     The Company has an additional $5 million line of credit with another bank which is not subject to a loan agreement. At July 31, 1999 standby letters of credit of approximately $400,000 were outstanding under this line of credit.

     In fiscal 1997, the Company entered into agreements to lease buildings being constructed on land owned by the Company in San Jose, California and in Provo, Utah. The lessor has committed to fund up to $272 million for construction of the buildings. The leases are for a period of seven years and can be renewed for two additional five year periods, subject to the approval of the lender and the Company, at the sole discretion of each party. Rent obligations commenced during the second quarter of fiscal 1999 for San Jose and will commence upon the Company's occupation of the Provo building in fiscal 2000. Annual rent under each agreement is determined by taking the portion of the committed amount actually utilized and associated capitalized interest accrued during the construction period and multiplying this amount by the secured interest rate. If the Company does not purchase the buildings, or arrange for the sale of the buildings, at the end of the lease, the Company will guarantee the lessor no more than 85% of the residual value of the buildings. The guaranteed residual value at July 31, 1999, was approximately $218 million. In addition, the agreement calls for the Company to maintain a specific level of restricted cash to serve as collateral for the leases and maintain compliance with certain financial covenants. The value of restricted cash held as collateral at July 31, 1999 was approximately $172 million, and is included in long-term investments.

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

E.   Put Warrants

     In connection with the Company's stock repurchase program, the Company sold put warrants on 15 million shares of its common stock during the third quarter of fiscal 1998, giving a third party the right to sell shares of Novell common stock to the Company at contractually specified prices. The put warrants are exercisable only at maturity, expire at various dates through July 1999, and can only be settled in shares. All 15 million of the Company's put warrant obligations expired worthless in July 1999.

     Additionally, during the third quarter of fiscal 1998, the Company purchased call options on 10 million shares of its common stock, giving the Company the right to purchase shares of Novell common stock at contractually specified prices. The call options are exercisable only at maturity and expire at various dates through July 1999. The premiums received from the sale of the put warrants offset in full the cost of the call options. During the first nine months of 1999, the Company exercised all of its call options to purchase 10 million shares of Novell common stock in connection with the Company's stock repurchase program.

F.   International Sales

     The Company operates in one business segment and markets internationally both directly to end users and through distributors who sell to dealers and end users. For the first nine months of fiscal 1999 and fiscal 1998, sales to international customers were approximately $421 million and $333 million, respectively. In the first nine months of fiscal 1999 and fiscal 1998, 71% and 66%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total sales in either period. Except for one multi-national distributor, which accounted for 11% of total revenue in the first nine months of 1999 and 13% of total revenue in the first nine months of fiscal 1998, no customer accounted for more than 10% of total revenue in any period.

G.   Net Income Per Share

                                                         Fiscal Quarter Ended                Nine Months Ended
                                                       July 31,          July 31,         July 31,         July 31,
Amounts in thousands, except per share data              1999              1998             1999              1998
-------------------------------------------------------------------------------------------------------------------
Basic net income per share computation
     Net income                                     $   49,311         $  26,556        $ 116,935         $  59,957
-------------------------------------------------------------------------------------------------------------------
     Weighted average shares outstanding               334,488           353,436          335,735           352,076
-------------------------------------------------------------------------------------------------------------------
         Basic net income per share                 $     0.15         $    0.08        $    0.35         $    0.17
===================================================================================================================

Diluted net income per share computation
     Net income                                      $  49,311         $  26,556        $ 116,935         $  59,957
-------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                    334,488           353,436          335,735           352,076
Incremental shares attributable to exercise of
     outstanding options (treasury stock method)        16,463             8,647           15,461             5,137
-------------------------------------------------------------------------------------------------------------------
     Total                                             350,951           362,083          351,196           357,213
-------------------------------------------------------------------------------------------------------------------
         Diluted net income per share                $    0.14         $    0.07        $    0.33          $   0.17
===================================================================================================================

H.   Comprehensive Income

     In the first quarter of 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and displaying of comprehensive income. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, unearned stock compensation and cumulative translation adjustments, which prior to adoption were only reported separately in shareholders' equity, to be included in comprehensive income. The components of comprehensive income, net of tax, for the three months and nine months ended July 31, 1999 and July 31, 1998 were as follows:

                                                         Fiscal Quarter Ended                Nine Months Ended
                                                      July 31,          July 31,         July 31,         July 31,
Dollars in thousands                                    1999              1998             1999             1998
------------------------------------------------------------------------------------------------------------------
Net income                                           $  49,311         $  26,556       $  116,935        $  59,957
Unrealized gain/(loss) on investments                    1,554            (5,436)          22,427           (9,033)
Unearned stock compensation                             (1,241)              131           (2,268)           1,163
Cumulative translation adjustment                         (732)             (843)            (821)            (675)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                                 $  48,892         $  20,408       $  136,273        $  51,412
==================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Novell is the world's leading provider of directory-enabled networking software. Novell solutions give businesses total control of their private networks and the Internet, simplifying the management of user access and identity. Novell's worldwide channel, consulting, developer, education, and technical support programs are the most extensive in the network computing industry.

Results of Operations

Net Sales                                                 Q3                    Q3        YTD                   YTD
                                                        1999     Change       1998       1999     Change       1998
-------------------------------------------------------------------------------------------------------------------

Net sales (millions)                                    $327        20%       $272       $928         18%      $786
===================================================================================================================

Novell's products can be categorized into four areas, all within the software industry. They are directory-enabled server platforms; network infrastructure and management applications; service, education and consulting; and pre-directory products. The increase in revenue in the third quarter of 1999 and for the first nine months of fiscal 1999 compared to same periods of 1998, is a result of growth in directory-enabled server platforms; network infrastructure and management applications; and service, education and consulting, slightly offset by decreases in pre-directory products.

Revenue from the directory-enabled server platforms category, which includes NetWare 4 and NetWare 5, increased $37 million or 27% in the third quarter of 1999 compared to the third quarter of 1998, and $106 million or 28% in the first nine months of fiscal 1999 compared to the first nine months of 1998. The third quarter and year-to-date increase in revenue is due to strong customer acceptance of NetWare 5, which is Internet Protocol based.

The network infrastructure and management applications product category includes NetWare for SAA host connectivity products, BorderManager, NDS integration and high availability service products as well as collaboration and management products including GroupWise, ManageWise, and Z.E.N.works. Revenue from this product category was $75 million in the third quarter of 1999 compared to $56 million in the third quarter of 1998. This 34% increase was driven by an increase in sales of management and collaboration products, including new product revenue from Z.E.N.works, and an increase in network infrastructure products including BorderManager and NDS for NT and Solaris, somewhat offset by a decrease in mobile/remote connectivity products. In the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998, network infrastructure and management applications revenue was up $61 million or 39%. This year-to-date increase was driven by strong sales of each of the management and collaboration products, BorderManager, NetWare SAA and NDS for NT and Solaris.

Service, education and consulting, revenue, generated from customer service, educational products and courses, and consulting for network solutions, were $49 million and $34 million in the third quarter of 1999 and 1998, respectively. The increase in the third quarter of 1999 was a result of new directory-related consulting revenue, increased service revenue as a result of increased site licenses, and growth in education. In the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998, service, education, and consulting revenue increased by $38 million or 41% due to the same factors driving the quarter over quarter revenue growth.

Pre-directory products revenue consists of NetWare 3, non directory-enabled infrastructure products and UNIX royalties. Revenue in this category decreased to $28 million in the third quarter of 1999 compared to $44 million in the third quarter of 1998. Revenue in for the first nine months of 1999 decreased to $88 million compared to $151 million for the same period of 1998. These decreases were primarily the result of shrinking NetWare 3 and host connectivity revenue and the elimination of Tuxedo revenue, which ended in the fourth quarter of fiscal 1998. Revenue from this category is expected to continue to decline as sales of directory-enabled products continue to increase and newer versions of non-directory products are introduced.

International sales represented 45% of total sales in the first nine months of 1999 compared to 42% in the first nine months of 1998. This change is the result of stronger sales growth in the international markets where they saw a 27% increase in revenues compared to a 12% increase in domestic revenues in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998.


Gross Profit
                                                          Q3                    Q3        YTD                   YTD
                                                        1999     Change       1998       1999     Change       1998
-------------------------------------------------------------------------------------------------------------------
Gross profit (millions)                                 $253        21%       $209       $714         18%      $607
Percentage of net sales                                   78%                   77%        77%                   77%
===================================================================================================================

Gross profit as a percentage of sales increased slightly in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 due to lower inventory variances and decreased royalties, offset by increased expenses, both as a percentage of net sales and in absolute dollars, associated with the ramping up the Company's consulting business. In the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998, the gross margin percentage remained flat. Improvements in inventory variances and training and education costs were offset by higher service, consulting and royalty costs.

Operating Expenses                                        Q3                    Q3        YTD                   YTD
                                                        1999     Change       1998       1999     Change       1998
-------------------------------------------------------------------------------------------------------------------
Sales and marketing (millions)                          $109        12%        $97       $321          6%      $303
Percentage of net sales                                   33%                   36%        35%                   39%
-------------------------------------------------------------------------------------------------------------------
Product development (millions)                         $  57         0%      $  57       $169         -5%      $178
Percentage of net sales                                   18%                   21%        18%                   23%
-------------------------------------------------------------------------------------------------------------------
General and administrative (millions)                  $  25         0%      $  25      $  76         -1%     $  77
Percentage of net sales                                    8%                    9%         8%                   10%
-------------------------------------------------------------------------------------------------------------------
Total operating expenses (millions)                     $191         7%       $179       $566          1%      $558
Percentage of net sales                                   58%                   66%        61%                   71%
===================================================================================================================

Sales and marketing expenses increased by $12 million, in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 and by $18 million in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. At the same time however, sales and marketing expenses decreased as a percentage of net sales in each period of 1999. Sales and marketing expenses fluctuate as a percentage of net sales in any given period due to product promotions, advertising or other discretionary expenses.

Product development expenses remained flat in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 and decreased by $9 million, or 5% in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. Product development expenses also decreased as a percentage of net sales in both comparative periods due to increased sales levels and a more efficient product development organization focused on delivering new products consistent with the Company's strategy.

General and administrative expenses remained flat in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 and decreased slightly in the first nine months of fiscal 1999 compared to the same period of fiscal 1998. General and administrative expenses decreased as a percentage of net sales in both comparative periods as well, due to a higher revenue base and an increased focus on controlling costs.

                                                                    YTD                                         YTD
                                                                   1999                Change                  1998
-------------------------------------------------------------------------------------------------------------------
Employees                                                         5,204                    -                  4,502
Annualized revenue per employee (000's)                            $253                    7%                  $226
===================================================================================================================

Other Income, Net                                         Q3                    Q3        YTD                   YTD
                                                        1999     Change       1998       1999     Change       1998
-------------------------------------------------------------------------------------------------------------------
Other income, net (millions)                          $    6       -11%       $  7    $    14        -58%     $  34
Percentage of net sales                                    2%                    3%         2%                    4%
===================================================================================================================

The primary component of other income, net is investment income, which was $10 million in the third quarter of fiscal 1999 compared to $7 million in the third quarter of fiscal 1998. The increase is the result of higher net realized capital losses on the disposal of certain equity securities in the third quarter of fiscal 1998. In addition to investment income, the Company incurred immaterial losses on foreign currency and wrote off certain long-term investments in the third quarter of 1999. Year-to-date other income, net decreased primarily due to lower investment income and net realized capital losses associated with certain equity securities disposed of in fiscal 1999. Investment income was $31 million compared to $37 million in the first nine months of fiscal 1999 and 1998, respectively, and net realized capital losses were $7 million compared to net realized gains of $2 million in the first nine months of fiscal 1999 and 1998, respectively.

Income Taxes
                                                          Q3                    Q3        YTD                   YTD
                                                        1999     Change       1998       1999     Change       1998
-------------------------------------------------------------------------------------------------------------------
 Income taxes (millions)                               $  19        86%      $  10      $  45         96%     $  23
 Percentage of net sales                                   6%                    4%         5%                    3%
 Effective tax rate                                       28%                   28%        28%                   28%
 ==================================================================================================================

The effective tax rate for fiscal 1999 is estimated to be 28%, the same as fiscal 1998.

Net Income and Net Income Per Share
                                                          Q3                    Q3        YTD                   YTD
                                                        1999     Change       1998       1999     Change       1998
-------------------------------------------------------------------------------------------------------------------
Net income (millions)                                  $  49        86%       $ 27       $117         95%      $ 60
Percentage of net sales                                   15%                   10%        13%                    8%
Net income per share - basic                           $ .15                  $.08       $.35                  $.17
Net income per share - diluted                         $ .14                  $.07       $.33                  $.17
===================================================================================================================

Liquidity and Capital Resources

                                                                     Q3                                          Q4
                                                                   1999                Change                  1998
-------------------------------------------------------------------------------------------------------------------
Cash and short-term investments (millions)                         $992                 -1%                  $1,007
Percentage of total assets                                           51%                                         52%
===================================================================================================================

Cash and short-term investments decreased by $15 million at July 31, 1999 from $1 billion at October 31, 1998. During the year, the Company spent $204 million of cash for the repurchase of common stock, $72 million to increase collateral associated with certain long-term investments, $51 million to purchase property, plant and equipment, and $14 million for purchases of other assets in the third quarter of 1999. These cash expenditures were offset by the $248 million provided by operating activities and the $80 million from the issuance of common stock.

The Company's investment portfolio includes securities with gross unrealized losses of $3 million as of July 31, 1999. The only remaining security with material unrealized losses is Corel common stock, which was obtained in March 1996 upon the Company's sale of its personal productivity applications product line. It is the Company's intention to continue to dispose of the Corel shares over the coming periods.

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

The Company's principal source of liquidity has been from operations. At July 31, 1999, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $14 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, strategic investments, product development and flexibility in a dynamic and competitive operating environment.

During the first nine months of fiscal 1999, the Company has continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. The Company believes that borrowings under the Company's credit facilities or public offerings of equity or debt securities are available if the need arises. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 1999 are anticipated to be approximately $60 million, but could be reduced if the growth of the Company is less than presently anticipated.

In June 1998, the Company announced its intent to repurchase and retire up to 10 percent, or approximately 35 million shares, of Novell common stock over the next twelve months. During the first nine months of 1999, the Company repurchased and retired approximately 13.5 million shares at a cost of approximately $204 million. During fiscal 1998, the Company repurchased and retired approximately 21 million shares at a cost of approximately $245 million. In July 1999, the Board of Directors authorized up to $500 million for the repurchase of additional outstanding shares of the Company's common stock through October 31, 2000.

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

The Company has created a company-wide Year 2000 team to identify and resolve Year 2000 issues associated either with the Company's internal systems or the products and services sold by the company. As part of this effort, the Company has communicated with its main suppliers of technology products and services regarding the Year 2000 status of such products or services. The Company has identified and tested its main internal systems. Most significant Y2K updates have been installed. In 1999 the Company expects to complete implementation of needed year 2000-related modifications to its information systems. The Company has also assessed its internal non-information technology systems. Most significant Y2K updates have been installed, and the Company expects to complete needed modifications to these systems in 1999.

The Company's total cost relating to these activities has not been and is not expected to be material to the Company's financial position, results of operations, or cash flows. The Company believes that necessary modifications will be made on a timely basis. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such modifications, or that the Company's suppliers will adequately prepare for the year 2000 issue. It is possible that any such delays, increased costs, or supplier failures could have a material adverse impact on the Company's operations and financial results, by, for example, impacting the Company's ability to deliver products or services to its customers. The Company has begun contingency planning and finalized in mid-1999 its main assessment of contingency planning for potential critical operational or performance problems related to year 2000-related issues with its information systems.

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

For third party products, which the Company distributes with its products, the Company has sought information from the product manufacturers regarding the products' year 2000 readiness status. Customers who use the third-party products are directed to the product manufacturer for detailed year 2000 status information. On its year 2000 web site at www.novell.com/year2000/, the Company provides information regarding which of its products are year 2000 ready and other general information related to the Company's year 2000 efforts. The Company's total costs relating to these activities has not been and is not expected to be material to the Company's financial position or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number                         Description
  27*                          Financial Data Schedule

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended July 31, 1999.



*Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Novell, Inc.
                                  (Registrant)



Date:  September 10, 1999                /s/ Dr. Eric Schmidt
                                         -----------------------------------
                                         Dr. Eric Schmidt
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date:  September 10, 1999                /s/ Dennis R. Raney
                                         -----------------------------------
                                         Dennis R. Raney
                                         Chief Financial Officer
                                         (Principal Financial Officer)



Date:  September 10, 1999                /s/ Ron Foster
                                         -----------------------------------
                                         Ron Foster
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)