Form 10-K
period 1999-10-31
NOVELL INC
filed 2000-01-27
CIK 758004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's common stock held by nonaffiliates on December 31, 1999 (based on the last reported price of the Common Stock on the NASDAQ National Market System on such date) was $12,991,771,310.

     As of December 31, 1999 there were 326,533,928 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1999, are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 11, 2000, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     In addition to historical information, this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. The Company's actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause such a difference include but are certainly not limited to, those discussed in the sections below entitled "Competition" and "Additional Factors Affecting Earnings and Stock Price." Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2000. All period references are to the Company's fiscal years ended October 31, 1999, 1998, and 1997, unless otherwise indicated.

ITEM 1. BUSINESS

THE COMPANY

     Novell is a leading provider of network and Internet directory software and services. Novell Internet solutions make networks more manageable and secure, integrating the complete range of computer platforms, applications, services and devices, and they reduce the total cost of ownership for organizations of every kind and size. Novell's worldwide channel, developer, education, consulting and technical support programs are among the most extensive in the network computing industry.

     The Company was incorporated in Delaware on January 25, 1983. Novell's executive offices are located at 122 East 1700 South, Provo, Utah 84606. Its telephone number at that address is (801) 861-7000.

     The Company markets its products through 38 U.S. and 64 international sales offices. The Company sells its products to end users through licensing agreements as well as through distributors and national retail chains, who in turn sell the Company's products to retail dealers. The Company also sells its products to OEMs, system integrators, and value added resellers (VARs).

     The Company primarily conducts product development activities in San Jose, California; Provo and Orem, Utah, and India. It also contracts out some product development activities to third-party developers.

     Changes in the economic and business environment for network software have occurred in the last several years, which have led to strategic and operational changes at Novell. The Company has evolved its business to focus on software applications which leverage network capabilities and capitalize on the growth of the Internet. With products like NetWare 5 and Novell Directory Services (NDS), Novell continues to expand in Internet directory products based on open standards. The Company's education and training, service and support, and consulting areas continued to grow as the Company retained its position of being the leading expert in providing these services.

     In fiscal 1999, the Company continued its focus on delivering new products consistent with its strategy and enjoyed the benefits of a lower cost and restructured organization. The results were significant. The Company delivered a number of new applications, utilizing directory technology, which robustly captures the benefits of networking and the Internet. New software delivery technologies have enabled the Company to continue its shift from heavy reliance on physical distribution of product toward lower cost licensing agreements. Indirect distribution channel product shipments, which includes revenue from individually boxed products sold by computer resellers and systems integrators, education materials, and support and consulting services not included in site-license contracts, accounted for only approximately one-third of total revenue in 1999.

     Fiscal 1999 also saw a continued growth in earnings, incrementally every quarter. Through operational control, rigorous business practices, and improved internal management systems, expense structures were reduced as a percentage of revenue and moved closer to leading software company benchmarks. These expense controls were complemented by sequential revenue growth each quarter of fiscal 1999.

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

TECHNOLOGIES

     Establishing Novell Directory Services as a de facto industry standard. Novell Directory Services (NDS) is a key part of Novell's strategy for providing unique value in business intranets and the Internet. NDS can maintain a replicated database of users, network equipment, computer systems, applications, files and other network resources. It provides distributed access control that can be centrally administered, security, management and administration of information resources across computer networks. NDS is integrated with the company's NetWare 4 and 5 server operating systems and Novell also provides NDS for NT that integrates with Microsoft's Windows NT, and NDS for Solaris and others that integrate with various other operating systems. NDS provides full support for Internet protocols, including the lightweight directory access protocol (LDAP). With NDS on leading server platforms, Novell and its partners will provide value-added network services software that uses the directory as a foundation. Novell's ZENworks is an example. ZENworks allows customers to manage desktops throughout their network from Novell's directory. ZENworks has become one of Novell's fastest growing products.

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

STRATEGIC RELATIONSHIPS

     Development Partners. When customers request that Novell add a new service or function to its products, Novell investigates the most effective way to deliver that functionality to the user. In certain situations, Novell will determine that the best way to add a new service or function to its products is to form a strategic relationship with a company that has expertise in that area. By forming strategic relationships, the combination of Novell's core expertise in networks and the strategic partner's expertise in the given product area combine to deliver a better solution faster than if Novell attempted to develop it alone.

     Systems Partners. Novell forms strategic relationships with companies who have complementary software and hardware. The resulting solution is a powerful combination of products that deliver enterprise-wide connectivity solutions. These strategic partners include system suppliers like IBM, Compaq, DEC and HP, as well as system integration experts like Memorex Telex, Arthur Andersen, and EDS.

     Application Partners. Novell works closely with application developers to provide integrated software products and support for end users. As network applications grow in importance, this program will help assure broad availability of well integrated, multi-vendor applications.

     Enterprise Consulting Partners. Leading systems integrators and consulting organizations work with Novell to deliver distributed client/server solutions for customers with large enterprise-wide networks.

     In November 1999, Novell and Whittman-Hart, Inc., formed a strategic alliance to accelerate the deployment of Novell Directory Services (NDS) in enterprise and e-business solutions. The alliance will enable both companies to satisfy the needs of mid-sized businesses for secure, manageable e-business solutions that span the enterprise and the Internet. In connection with this alliance, Novell invested $100 million in Whittman-Hart in exchange for shares of Whittman-Hart's common stock. In addition, the companies agreed to jointly develop customized NDS solutions for mid-sized businesses. Further, Whittman-Hart agreed to establish a "Solutions Development Center" to train employees in regard to these solutions and demonstrate them to customers, and Whittman-Hart will train over 600 consultants in NDS and other Novell-related solutions, including qualification of these consultants as Novell Certified Directory Engineers(SM).

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

  Directory-Enabled Server Operating Systems, or Net Services Software

     Novell is known for delivering proven network reliability, scalability, performance, and security, backed by the largest support infrastructure in the world -- delivering up to 23 days a year more server uptime for users. Products include: NetWare 5, NetWare for Small Business, and NetWare 4.

  Directory-enabled Applications

     Network Infrastructure -- The directory enables businesses to manage their entire heterogeneous network as a single, unified entity, all from a centralized location. Tasks that used to take hours can now be done in a few minutes. Products include: Novell Directory Services (NDS), NDS for NT, and NDS for Solaris.

     Novell can help expand networks to branch offices, into intranets, and the Internet to get the most out of networks. But more importantly, Novell products can keep these connections fast and secure. Products include: BorderManager, NetScape Servers for NetWare, intraNetWare HostPublisher, Host Connectivity, and High Availability Servers.

     Management -- Novell's management tools allow businesses to control and administer most aspects of their network from one central site. Network administrators can change users, perform routine administration duties, and even roll out software to users. Products include: ManageWise, ZENworks, and ConsoleOne.

     Collaboration -- One of the best assets a company has is the collective knowledge of its employees. Novell's products are designed to allow users to share files, send e-mails, manage documents and publish documents to the Internet so as to enable a company to leverage the collective knowledge of its employees. Products include: GroupWise, GroupWise WebPublisher, NetWare NFS Services, Replication Services, and Novell Distributed Print Services.

PRODUCT DEVELOPMENT

     Due to the rapid pace of technological change in its industry, the Company believes that its future success will depend, in part, on its ability to enhance and develop its software products to satisfactorily meet dynamic market needs.

     During fiscal 1999, 1998, and 1997, product development expenses were approximately $228 million, $236 million and $301 million, respectively. The Company's product development effort consists primarily of work performed by employees; however, the Company also utilizes third-party technology partners to assist with product development.

SALES AND MARKETING

     Novell markets its networking products through distributors, dealers, vertical market resellers, systems integrators, and OEMs who meet the Company's criteria, as well as to major end users. In addition, the Company conducts sales and marketing activities and provides technical support, training, and field service to its customers from its offices in San Jose, California; Provo and Orem, Utah; and from its 37 U.S. and 64 international sales offices.

     Distributors. Novell has established a network of independent distributors, which resell the Company's products to dealers, VARs, and computer retail outlets. As of December 31, 1999, there were approximately 10 U.S. distributors and approximately 120 international distributors.

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

     End Users. Generally, the Company refers prospective end-user customers to its resellers. However, the Company has the internal resources to work directly with major end users and has developed U.S. and international master license agreements with approximately 1,100 of them to date. Additionally, some upgrade products are sold directly to end users. Customers can also purchase a few limited products and services through Novell's commercial website, "Shop Novell", or be directed to a Dealer, and or Reseller near their geographic location.

     International Sales. In fiscal 1999, 1998, and 1997, approximately 45%, 42%, and 44%, respectively, of the Company's net sales were to customers outside the U.S. To date, substantially all international sales except Japanese sales, Indian sales, and certain European sales to non-multinational distributors that were shipped from its distribution center in Dublin, Ireland have been invoiced by the Company in U.S. dollars. In fiscal 2000, the Company anticipates that a large portion of international revenues will continue to be invoiced in U.S. dollars. The exceptions to the U.S. dollar invoicing will be Japanese sales through the Company's joint venture in Japan, Indian sales through the Company's joint venture in India and certain sales from its distribution center in Dublin, Ireland. No one foreign country accounted for more than 10% of net sales in any period. In fiscal 1999, 1998 and 1997, the Company had one multinational distributor, which accounted for 11%, 15% and 11% of revenue, respectively. Otherwise, no customer accounted for more than 10% of revenue in any period.

     Marketing. The Company's marketing activities include distribution of sales literature and press releases, advertising, periodic product announcements, support of NetWare user groups, publication of technical and other articles in the trade press, and participation in industry seminars, conferences, and trade shows. The marketing departments of the Company employ many technical laboratories, which test and evaluate networked computer equipment and individual devices. The knowledge derived from these laboratories is the basis for the technical literature published by the Company. These activities are designed to educate the market about networks in general, as well as to promote the Company's products. Through the Professional Developers Program, the Company strongly supports independent software and hardware vendors in developing products that work on Novell networks. Thousands of multiuser application software packages are now compatible with the NetWare operating system. In March 1999, the fourteenth annual BrainShare Conference was held to inform and educate developers about Novell product strategy, Novell open architecture programming interfaces, and Novell third-party product certification programs.

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

     Novell Education is the pioneer in the networking certification arena. Novell Education has issued over 580,000 certifications at its customer and partner sites around the world. Novell education continues to pioneer the certification process with new programs focused on Novell's Directory and on the Internet, we now offer a Certified Directory Engineer (CDE) certification program. Education has also established quality standards and recently gained ISO 9001 certification.

     Novell consulting is responsible for delivering advanced consultative expertise to Novell's customers and partners throughout the world. Novell Consulting, using proven methodologies, designs and delivers technology-based business solutions focusing on intranet, and e-Business. Consulting also delivers expertise in design, planning, and implementation of the traditional Novell award-winning products.

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

     The market for computer software remains competitive due to such factors as Microsoft's presence in all sectors of the software business. The Company does not have the product breadth and market power of Microsoft. Microsoft's ability to ship networking products with features and functionality that are competitive with Novell, together with its ability to offer incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products, may significantly inhibit the Company's ability to grow its business. In addition, as Microsoft creates new operating systems and applications, there can be no assurance that Novell will be able to ensure that its products will be compatible with those of Microsoft.

     Additionally, the Company may face competition from other industry companies, which could introduce competitive operating systems. If any of these competing products achieves market acceptance, Novell's business and results of operations could be materially adversely affected.

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

     In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology, which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available. In addition, the laws of certain countries in which Novell's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

EMPLOYEES

     As of December 31, 1999, the Company had 5,629 employees. The functional distribution of its employees was: sales and marketing -- 1,755; product development -- 1,676; general and administrative -- 819; service, support, education, and operations -- 1,379. Of these, 1,757 employees are in locations outside the U.S. All other Company personnel are based at the Company's facilities in Utah, California, and various U.S. field offices. None of the employees is represented by a labor union, and the Company considers its employee relations to be excellent.

     Competition for qualified personnel in the computer industry is intense. To make a long-term relationship with the Company rewarding, Novell endeavors to give its employees and in some cases its consultants, challenging work, educational opportunities, competitive wages, sales commission plans, bonuses, and opportunities to participate financially in the ownership and success of the Company through stock option and stock purchase plans.

ADDITIONAL FACTORS AFFECTING EARNINGS AND STOCK PRICE

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

     As is common in the computer software industry, Novell has experienced delays in the introduction of new products due to: the complexity of software products, the need for extensive testing of software to ensure compatibility of new releases with a wide variety of application software and hardware devices, and the need to

"debug" products prior to extensive distribution. Significant delays in developing, completing or shipping new or enhanced products would adversely affect the Company.

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

     The Company's future earnings and stock price could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and earnings may be unpredictable due to its shipment patterns. As is typical in the software industry, a high percentage of the Company's revenues are expected to be earned in the third month of each fiscal quarter and will tend to be concentrated in the latter half of that month. Accordingly, quarterly financial results will be difficult to predict and quarterly financial results may fall short of anticipated levels. Because the Company's backlog early in a quarter will not generally be large enough to assure that it will meet its revenue targets for any particular quarter, quarterly results may be difficult to predict until the end of the quarter. A shortfall in shipments at the end of any particular quarter may cause the results of that quarter to fall significantly short of anticipated levels. Due to analysts' expectations of continued growth, any such shortfall in earnings can be expected to have an immediate and significant adverse effect on the trading price of Novell's Common Stock in any given period. The past pattern of new product introductions has caused revenues to fluctuate, sometimes significantly, on a quarter-by-quarter basis. Such revenue fluctuations may contribute to the volatility of the trading price of Novell Common Stock in any given period.

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

     There is also a substantial risk that Novell will be sued for issues or problems associated with the Year 2000. While Novell has not yet been sued and has made substantial efforts in assuring its shipping products and the products it is currently utilizing internally conform to appropriate Year 2000 design parameters, there can be no assurance that third party claims will not be asserted or, if asserted, would be resolved in a manner satisfactory to Novell. For further discussion of the Company's Year 2000 risks, please refer to the "Future Results" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 17 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999.

ITEM 2. PROPERTIES

     The Company owns and occupies a 1,000,000 square-foot office complex on 99 acres in Orem, Utah, which is used as a product development center and administrative offices, of which approximately 400,000 square-feet is leased to various tenants. It also owns and occupies a 500,000 square-foot office complex, with plans to expand the complex by up to 400,000 square-feet in fiscal 2000, on 46 acres in Provo, Utah, which is used as corporate headquarters and a product development center. Additionally, the Company owns approximately 48 acres of land in San Jose, California on which it leases a 545,000 square-foot office complex which is used as a product development center and administrative offices, of which, approximately 219,000 square-feet is subleased to various tenants. It also owns a 380,000 square-foot manufacturing and distribution facility on 23 acres in Lindon, Utah, all of which is leased to a third party manufacturer. The Company also owns a 100,000 square-foot office building in Herndon, Virginia. The Company occupies approximately 20,000 square-feet of the space in this building and leases the remainder to tenants. The Company also has an Irish subsidiary, which owns a 72,000 square-foot office building in the United Kingdom and leases the building to the Company's United Kingdom subsidiary. The Company also has the capacity to expand on its land in San Jose, California, and in Provo and Orem, Utah.

     The Company has subsidiaries in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Colombia, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Mexico, Netherlands, New Zealand, Norway, Panama, Peru, Poland, Portugal, Puerto Rico, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, United Kingdom, Uruguay, and Venezuela -- each of which leases its facilities.

     The Company leases sales and support offices in Arizona, California (5), Colorado, Connecticut, Florida (2), Georgia, Illinois, Massachusetts, Michigan, Minnesota, Missouri (2), New York (2), Ohio (3), Oregon, Pennsylvania (2), Tennessee, Texas (4), Utah, Washington, China, Malaysia, Russia, Taiwan, Thailand, and United Arab Emirates. The Company also leases an office in Berkeley Heights, New Jersey.

     The terms of such leases vary from month to month to up to ten years. The Company believes that its existing facilities are adequate to meet its current requirements and it anticipates that suitable additional or substitute space will be available, as necessary, pursuant to terms that are favorable to the Company.

ITEM 3. LEGAL PROCEEDINGS

     In February 1998, a suit was filed against Novell and certain of its officers and directors, alleging violation of federal securities laws. The lawsuit was brought as a purported class action on behalf of purchasers of Novell common stock from November 1, 1996, through April 22, 1997. The case is in its preliminary stages. Novell believes that the case is without merit and intends to defend vigorously against the allegations. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

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

                                     HAS BEEN
                                     OFFICER
           NAME               AGE     SINCE                     POSITION OR OFFICE
           ----               ---    --------                   ------------------
Eric E. Schmidt...........    44       1997      Chairman of the Board and Chief Executive Officer
Ronald E. Heinz, Jr. .....    41       1996      Senior Vice President, Worldwide Sales
Stewart G. Nelson.........    39       1997      Senior Vice President, Products & Marketing
Richard A. Nortz..........    55       1997      Senior Vice President, Customer Services
Dennis R. Raney...........    57       1998      Senior Vice President, Chief Financial Officer
                                                 (Chief Accounting Officer)

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

     Stewart G. Nelson joined the Company in June 1994 through the WordPerfect merger and has served in various product development positions. In October 1997, he was elected a corporate officer, in June 1998 he became Senior Vice President of Product Development, and in November 1999 he was named as Senior Vice President, Marketing and Products. Prior to joining Novell, he held various product development positions at WordPerfect from 1987 to 1994.

     Richard A. Nortz joined the Company in October 1995 as Senior Vice President, Technical Services. In February 1997, he became Senior Vice President, Customer Services and was elected a corporate officer. Prior to joining Novell, he was Senior Vice President for Wang Laboratories' worldwide customer service business from 1991 to 1995, and also spent time as acting General Manager of Wang's European Operations.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required by Item 5 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Selected Consolidated Quarterly Financial Data" on page 36 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by Item 6 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Selected Consolidated Financial Data" on page 10 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 18 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 of Form 10-K is incorporated herein by reference to the Company's consolidated financial statements and related notes thereto, together with the report of the independent auditors presented on pages 19 through 35 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999, and to the information contained in the section captioned "Selected Consolidated Quarterly Financial Data" on page 36 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required with respect to identification of directors is incorporated herein by reference to the information contained in the section captioned "Election of Directors" of the Registrant's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held April 11, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. Information regarding the Registrant's executive officers is set forth above following Item 4 in Part I hereof under the heading entitled "Executive Officers."

     Each director and executive officer of the Registrant who is subject to
Section 16 of the Securities Exchange Act of 1934 (the "Act") is required by
Section 16(a) of the Act to report to the Securities and Exchange Commission by a specified date his or her transactions in the Company's securities. In fiscal 1999, there were compliance exceptions to this requirement, as more fully described in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement, and such information is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Executive Compensation" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 11, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Securities Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 11, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Certain Transactions" of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 11, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934, as amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS.

     The following documents are filed as a part of this Annual Report on Form 10-K for Novell, Inc.:

        The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Ernst & Young LLP, Independent Auditors, listed below are incorporated herein by reference to pages 19 through 35 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999.

        Consolidated Statements of Operations for the fiscal years ended October 31, 1999, October 31, 1998, and October 31, 1997.

        Consolidated Balance Sheets at October 31, 1999 and October 31, 1998.

        Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 1999, October 31, 1998, and October 31, 1997.

        Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1999, October 31, 1998, and October 31, 1997.

        Notes to Consolidated Financial Statements.

        Report of Ernst & Young LLP, Independent Auditors.

        2. FINANCIAL STATEMENT SCHEDULES:

                                                                      PAGE
                                                                      ----
        Schedule II -- Valuation and Qualifying Accounts............   16

        Schedules other than that listed above are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto

        3. EXHIBITS:

        A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by this
        reference thereto...........................................   17

     (b) REPORTS ON FORM 8-K

        The following reports on Form 8-K were filed by the Registrant during the quarter ended October 31, 1999.

        Joint press release between Novell, Inc. and Whittman-Hart, Inc. announcing Novell's investment of $100 million in Whittman-Hart, and the formation of an alliance between the two companies to jointly develop Novell Directory Services(R) (NDS(R)) solutions for mid-sized businesses, dated as of September 30, 1999 as filed on October 14, 1999.

        Preferred Shares Rights Agreement, dated as of December 7, 1988, as amended and restated effective September 20, 1999, by and between Novell, Inc. and ChaseMellon Shareholder Services, L.L.C., as filed on December 12, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Novell, Inc.
                                          (Registrant)

Date: January 27, 2000                    By      /s/ DR. ERIC SCHMIDT
                                            ------------------------------------
                                                     (Dr. Eric Schmidt,
                                                   Chairman of the Board,
                                                and Chief Executive Officer)

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

                          NAME                                       TITLE                    DATE
                          ----                                       -----                    ----
                  /s/ DR. ERIC SCHMIDT                    Chairman of the Board, Chief  January 27, 2000
--------------------------------------------------------     Executive Officer and
                   (Dr. Eric Schmidt)                         Director (Principal
                                                               Executive Officer)

                  /s/ DENNIS R. RANEY                     Senior Vice President, Chief  January 27, 2000
--------------------------------------------------------  Financial Officer (Principal
                   (Dennis R. Raney)                        Financial and Accounting
                                                                    Officer)

                   /s/ JOHN A. YOUNG                       Vice Chairman of the Board   January 27, 2000
--------------------------------------------------------
                    (John A. Young)

                   /s/ ELAINE R. BOND                               Director            January 27, 2000
--------------------------------------------------------
                    (Elaine R. Bond)

                 /s/ HANS-WERNER HECTOR                             Director            January 27, 2000
--------------------------------------------------------
                  (Hans-Werner Hector)

                   /s/ REED E. HUNDT                                Director            January 27, 2000
--------------------------------------------------------
                    (Reed E. Hundt)

                                                                    Director            January 27, 2000
--------------------------------------------------------
                    (William N. Joy)

                  /s/ JACK L. MESSMAN                               Director            January 27, 2000
--------------------------------------------------------
                   (Jack L. Messman)

                  /s/ RICHARD L. NOLAN                              Director            January 27, 2000
--------------------------------------------------------
                   (Richard A. Nolan)

                                                                    Director            January 27, 2000
--------------------------------------------------------
                   (Larry W. Sonsini)

                                  NOVELL, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         ACCOUNTS RECEIVABLE ALLOWANCE
                                 (IN THOUSANDS)

                                                  ADDITIONS    ADDITIONS    DEDUCTIONS   DEDUCTIONS
                                     BALANCE AT   CHARGED TO   CHARGED TO      FROM       FROM BAD     BALANCE
                                     BEGINNING      RETURN      BAD DEBT      RETURN        DEBT       AT END
                                     OF PERIOD     RESERVES     RESERVES     RESERVES     RESERVES    OF PERIOD
                                     ----------   ----------   ----------   ----------   ----------   ---------
Fiscal year ended October 31,
  1997.............................   $60,940      $185,545      $4,437      $210,205      $7,664      $33,053
Fiscal year ended October 31,
  1998.............................   $33,053      $102,513      $1,701      $ 87,342      $2,004      $47,921
Fiscal year ended October 31,
  1999.............................   $47,921      $ 69,713      $3,581      $ 80,984      $3,913      $36,318

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.1     Restated Certificate of Incorporation, as amended and
         restated April 23, 1997.(4)(Exhibit 3.1)
 3.2     By-Laws, as amended and restated September 21,
         1998.(3)(Exhibit 3.1)
 4.1     Reference is made to Exhibit 3.1.
 4.2     Form of certificate representing the shares of Novell Common
         Stock.(1)(Exhibit 4.3)
 4.3     Preferred Shares Rights Agreement, dated as of December 7,
         1988, as amended and restated effective September 20, 1999, by and between the Registrant and ChaseMellon Shareholder
         Services, L.L.C, filed on December 12, 1999. (15) (Exhibit
         1)
10.1     Novell, Inc., Employee Retirement and Savings Plan dated
         December 8, 1996.(2) (Exhibit 10.9)
10.2     Agreement and Plan of Reorganization dated March 23, 1989, among Novell, Inc.; Lansub Corporation; and Excelan,
         Inc.(5)(Appendix A)
10.3     Novell, Inc. 1989 Employee Stock Purchase Plan.(6)(Exhibit
         4.1)
10.4     Agreement and Plan of Reorganization dated July 16, 1991,
         among Novell, Inc.; MDAC Corp.; and Digital Research
         Inc.(7)(Appendix A)
10.5     Novell, Inc. 1991 Stock Plan.(8)(Exhibit 4.1)
10.6     Agreement and Plan of Reorganization and Merger dated
         February 12, 1993, among Novell, Inc.; Novell Acquisition
         Corp.; UNIX System Laboratories, Inc.; and American
         Telephone and Telegraph Company.(9)(Appendix A)
10.7     UNIX System Laboratories, Inc. Stock Option
         Plan.(10)(Exhibit 4.3)
10.8     Agreement and Plan of Reorganization dated March 21, 1994
         and amended May 31, 1994, among Novell, Inc.; Novell
         Acquisition Corp.; WordPerfect Corporation, Alan C. Ashton,
         Bruce W. Bastian, and Melanie L. Bastian.(11)(Appendix A &
         Exhibit 1.1)
10.9     Novell, Inc. Novell/WordPerfect Stock Plan.(12)(Exhibit
         10.1)
10.10    Novell, Inc. Stock Option Plan for Non-Employee
         Directors.(13) (Exhibit 4.1)
10.11    Novell, Inc. 1997 Non-Statutory Stock Option Plan.(14)
         (Exhibit 4.1)
13       Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999.(16)
21       Subsidiaries of the Registrant.(16)
23.1     Consent of Ernst & Young LLP, independent auditors.(16)
27       Financial Data Schedule.(16)

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

 (3) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Current Report on Form 8-K, dated November 20, 1998 (File No. 0-13351).

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

(15) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Current Report on Form 8-A12G, dated December 13, 1999 (File No. 0-13351).

(16) Filed herewith.