Form 10-Q
period 2000-01-31
NOVELL INC
filed 2000-03-15
CIK 758004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Quarter Ended January 31, 2000

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

                                    YES X NO

As of February 29, 2000 there were 329,428,357 shares of the Registrant's Common Stock outstanding.

PART I.  FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS


                                  NOVELL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                      Jan. 31,              Oct. 31,
DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA                                    2000                  1999
-------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and short-term investments                                               $    947,515          $    895,404
   Receivables, less allowances ($37,830 - January; $36,318 - October)                236,857               284,510
   Inventories                                                                          4,028                 3,753
   Prepaid expenses                                                                    43,954                47,738
   Deferred and refundable income taxes                                                    --                60,266
   OTHER CURRENT ASSETS                                                                33,465                43,945
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                                1,265,819             1,335,616

Property, plant and equipment, net                                                    341,816               347,012
Long-term investments                                                                 375,752               229,114
OTHER ASSETS                                                                           35,622                30,577
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                      $ 2,019,009           $ 1,942,319
===================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                             $      57,523         $      85,037
   Accrued compensation                                                                61,747                62,778
   Accrued marketing liabilities                                                       11,056                11,449
   Other accrued liabilities                                                           47,395                50,133
   Income taxes payable                                                                37,490                57,085
   Deferred taxes                                                                      10,451                    --
   DEFERRED REVENUE                                                                   180,706               173,150
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                             406,368               439,632

Minority interests                                                                     11,629                10,446

SHAREHOLDERS' EQUITY
   Common stock, par value $.10 per share
   Authorized - 600,000,000 shares
   Issued -     327,700,063 shares-January
                326,593,911 shares-October                                             32,771                32,659
   Additional paid-in capital                                                              --                   --
   Retained earnings                                                                1,468,646             1,432,624
   Accumulated other comprehensive income                                             109,285                35,189
   OTHER                                                                               (9,690)               (8,231)
-------------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                          1,601,012             1,492,241
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                        $ 2,019,009           $ 1,942,319
===================================================================================================================

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
              CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                                                           FISCAL QUARTER ENDED
Dollars in thousands,                                                                 Jan. 31,             Jan. 31,
EXCEPT PER SHARE DATA                                                                   2000                  1999
------------------------------------------------------------------------------------------------------------------

NET SALES                                                                           $ 316,043             $ 285,806
COST OF SALES                                                                          76,921                64,126
-------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                          239,122               221,680

OPERATING EXPENSES
   Sales and marketing                                                                114,130               105,386
   Product development                                                                 58,677                55,604
   GENERAL AND ADMINISTRATIVE                                                          19,785                24,395
-------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                                              192,592               185,385
-------------------------------------------------------------------------------------------------------------------

Income from operations                                                                 46,530                36,295

OTHER INCOME (EXPENSE)
   Investment income                                                                   17,558                 9,763
   OTHER, NET                                                                         (1,817)               (5,922)
-------------------------------------------------------------------------------------------------------------------

OTHER INCOME, NET                                                                      15,741                 3,841
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE TAXES                                                                    62,271                40,136

INCOME TAXES                                                                           17,436                11,238
-------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                         $   44,835            $   28,898
===================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                                              326,906               337,441
   Diluted                                                                            342,105               351,522
===================================================================================================================

NET INCOME PER SHARE
   Basic                                                                         $      0.14            $      0.09
   Diluted                                                                       $      0.13            $      0.08
===================================================================================================================

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         THREE MONTHS ENDED
                                                                                      -----------------------
                                                                                      Jan. 31,              Jan. 31,
DOLLARS IN THOUSANDS                                                                    2000                 1999
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                                    $     44,835          $     28,898

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                                                       18,505                16,940
   Stock plans' income tax benefits                                                    29,677                13,347
   Decrease in receivables                                                             47,653                40,485
   (Increase) decrease in inventories                                                    (275)                  825
   Decrease (increase) in prepaid expenses                                              3,784                   (24)
   Decrease in deferred and refundable income taxes                                    19,442                15,499
   Decrease (increase) in other current assets                                         10,480               (19,763)
   (DECREASE) IN CURRENT LIABILITIES, NET                                             (33,264)              (13,059)
-------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                                           140,837                83,148
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock, net                                                       37,164                27,293
   REPURCHASE OF COMMON STOCK                                                         (88,781)              (76,843)
-------------------------------------------------------------------------------------------------------------------

NET CASH USED BY FINANCING ACTIVITIES                                                 (51,617)              (49,550)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                     (10,674)              (12,215)
   Purchases of short-term investments                                               (294,999)             (643,484)
   Maturities of short-term investments                                               280,750               492,629
   Sales of short-term investments                                                    163,507               153,969
   Expenditures for other long-term investments                                      (130,009)               (1,749)
   Increase in restricted cash                                                        (16,629)              (40,278)
   OTHER                                                                               15,594                 1,567
   ----------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                        7,540               (49,561)
--------------------------------------------------------------------------------------------------------------------

TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 96,760               (15,963)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       274,269               155,493
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                             371,029               139,530

SHORT-TERM INVESTMENTS - END OF PERIOD                                                576,486               875,892
-------------------------------------------------------------------------------------------------------------------

CASH AND SHORT-TERM INVESTMENTS - END OF PERIOD                                 $     947,515           $ 1,015,422
===================================================================================================================

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of restricted stock for acquisitions                                   $      10,656           $        --

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS



A.   QUARTERLY FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's fiscal 1999 Annual Report to Shareholders. These financial statements do include all normal recurring adjustments that the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Certain reclassifications, none of which affected net income, have been made to the prior years' amounts in order to conform to the current years' presentation.


B.   CASH AND SHORT-TERM INVESTMENTS

All marketable debt and equity securities are included in cash and short-term investments and are considered available-for-sale and carried at fair market value, with the unrealized gains and losses, net of tax, included in comprehensive income. Fair market values are based on quoted market prices at the end of the period, where available; if quoted market prices are not available, then fair market values are based on quoted market prices of comparable instruments. Municipal securities included in short-term investments have contractual maturities from 1-7 years. Money market preferreds have contractual maturities of less than 180 days. No other short-term investments have contractual maturities. The cost of securities sold is based on the specific identification method. Such securities are anticipated to be used for current operations and are therefore classified as current assets, even though some maturities may extend beyond one year.

The following is a summary of cash and short-term investments, all of which are considered available-for-sale.

                                                                           Gross            Gross              Fair
                                                       Cost at        Unrealized       Unrealized   Market Value at
 (DOLLARS IN THOUSANDS)                          JAN. 31, 2000             GAINS           LOSSES     JAN. 31, 2000
 ------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
     Cash                                           $  319,807   $             -     $         -         $  319,807
     MONEY MARKET FUND                                  51,222                 -               -             51,222
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS                              371,029                 -               -            371,029
-------------------------------------------------------------------------------------------------------------------
SHORT-TERM INVESTMENTS
     Municipal securities                              289,418                 -           (3,345)          286,073
     Money market mutual funds                           5,173                 -                -             5,173
     Money market preferreds                            31,502                 1               (3)           31,500
     Mutual funds                                       76,872                61             (794)           76,139
     EQUITY SECURITIES                                   7,431           170,170                -           177,601
-------------------------------------------------------------------------------------------------------------------
SHORT-TERM INVESTMENTS                                 410,396           170,232           (4,142)          576,486
-------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS                     $  781,425        $  170,232        $  (4,142)       $  947,515
-------------------------------------------------------------------------------------------------------------------


                                                                           Gross            Gross              Fair
                                                       Cost at        Unrealized       Unrealized   Market Value at
(DOLLARS IN THOUSANDS)                           OCT. 31, 1999             GAINS           LOSSES     OCT. 31, 1999
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
     Cash                                            $ 186,689      $          -      $       -           $ 186,689
     MONEY MARKET FUND                                  87,580                 -              -              87,580
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS                              274,269                 -              -             274,269
-------------------------------------------------------------------------------------------------------------------
SHORT-TERM INVESTMENTS
     Municipal securities                              411,938                 3           (2,393)          409,548
     Money market mutual funds                          93,894                 -              -              93,894
     Money market preferreds                            33,000                 -              -              33,000
     Mutual funds                                       15,873                 -             (102)           15,771
     EQUITY SECURITIES                                   4,949            64,619             (646)           68,922
-------------------------------------------------------------------------------------------------------------------
SHORT-TERM INVESTMENTS                                 559,654            64,622           (3,141)          621,135
-------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS                      $ 833,923          $ 64,622         $ (3,141)        $ 895,404
-------------------------------------------------------------------------------------------------------------------

During the first three months of fiscal 2000 the Company realized gains of $7 million and realized losses of $1 million on the sale of securities compared to realized gains of $13 million and realized losses of $15 million in the first three months of fiscal 1999.


C. INCOME TAXES

The Company's estimated effective tax rate for the first three months of fiscal 2000 was 28.0%, the same as in the first three months of fiscal 1999. The Company paid cash amounts for income taxes of $2 million in the first three months of fiscal 2000 and fiscal 1999.


D. COMMITMENTS AND CONTINGENCIES

The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At January 31, 2000 borrowings, letter of credit acceptances or commitments of approximately $1.3 million were outstanding under such line.

The Company also has a $10 million line of credit with another bank which is not subject to a loan agreement. At January 31, 2000 standby letters of credit of approximately $0.5 million were outstanding under this line of credit.

In fiscal 1997, the Company entered into agreements to lease buildings being constructed on land owned by the Company in San Jose, California and in Provo, Utah. The lessor has committed to fund up to $218 million for construction of the buildings. The leases are for a period of seven years and can be renewed for two additional five year periods, by either the lender or the Company, subject to the approval of the other party. Rent obligations commenced during the second quarter of fiscal 1999 for San Jose and will commence upon the Company's occupation of the Provo building in the second quarter of fiscal 2000. Annual rent under each agreement is determined by taking the portion of the committed amount actually utilized and associated capitalized interest accrued during the construction period multiplied by the secured interest rate. If the Company does not purchase the buildings, or arrange for the sale of the buildings, at the end of the lease, the Company will guarantee the lessor no more than 85% of the residual value of the buildings. The guaranteed residual value at January 31, 2000, was approximately $185 million. In addition, the agreement calls for the Company to maintain a specific level of restricted cash to serve as collateral for the leases and maintain compliance with certain financial covenants. The value of restricted cash held as collateral at January 31, 2000 was approximately $203 million, and is included in long-term investments.

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


E. SEGMENT INFORMATION

The Company operates in one business segment, directory-enabled networking software and services. The Company's products are sold throughout the world. In the United States, products are sold through direct, OEM, reseller, and distributor channels. Internationally, products are marketed through distributors who sell to dealers and end users. Performance of the Company is evaluated by the Company's chief decision makers, the Chief Executive Officer and Executive Council, based on total Company results. Revenue is evaluated based on geographic region and by product category. Separate financial information is not available by product category in regards to asset allocation, expense allocation, or profitability.

Novell's products can be categorized into the following four areas, all within the directory-enabled networking software and services segment.

o Directory-enabled server platforms, which includes NetWare 4 and NetWare 5
o Directory-enabled applications products, which include NetWare for SAA host connectivity products, BorderManager, NDS integration and high availability service products, as well as collaboration and management products including GroupWise, ManageWise, and ZENworks
o Service, education and consulting revenue, which is generated from customer service, educational products and courses, and consulting for network solutions
o Pre-directory product revenue consisting of NetWare 3, non-directory-enabled infrastructure products and UNIX royalties


REVENUE BY PRODUCT CATEGORY

                                                                                 FISCAL QUARTER ENDED
                                                                               --------------------------
                                                                                Jan. 31,          Jan. 31,
DOLLARS IN THOUSANDS                                                                2000              1999
----------------------------------------------------------------------------------------------------------

Directory-enabled server platforms                                             $ 154,321         $ 145,818
Directory-enabled applications                                                    79,740            72,763
Service, education and consulting                                                 50,424            36,859
Other                                                                             31,558            30,366
                                                                               ---------         ---------
  Total net sales                                                              $ 316,043         $ 285,806
                                                                               =========         =========

Sales outside the U.S. are comprised of sales to international customers in Europe, the Middle East, Canada, South America, and Asia Pacific. Other than sales in Ireland, international sales were not material individually in any other international location. Intercompany sales between geographic areas are accounted for at prices representative of unaffiliated party transactions. "U.S. operations" include shipments to customers in the U.S., licensing to OEMs, and exports of finished goods directly to international customers, primarily in Canada, South America, and Asia.
For the first three months of fiscal 2000 and fiscal 1999, sales to international customers were approximately $150 million and $130 million, respectively. In the first three months of fiscal 2000 and fiscal 1999, 66% and 72%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total sales in either period.

Except for one multi-national distributor, which accounted for 10% of total revenue in the first three months of fiscal 2000 and 13% of total revenue in the first three months of fiscal 1999, no customer accounted for more than 10% of total revenue in any period.


F.       NET INCOME PER SHARE

                                                                                  FISCAL QUARTER ENDED
                                                                               ---------------------------
                                                                                Jan. 31,          Jan. 31,
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA                                         2000              1999
----------------------------------------------------------------------------------------------------------
Basic net income per share computation
     NET INCOME                                                               $   44,835         $  28,898
----------------------------------------------------------------------------------------------------------
     WEIGHTED AVERAGE SHARES OUTSTANDING                                         326,906           337,441
----------------------------------------------------------------------------------------------------------
         Basic net income per share                                           $     0.14         $    0.09
==========================================================================================================

Diluted net income per share computation
     NET INCOME                                                               $   44,835         $  28,898
----------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                              326,906           337,441
Incremental shares attributable to exercise of
     OUTSTANDING OPTIONS (TREASURY STOCK METHOD)                                  15,199            14,081
----------------------------------------------------------------------------------------------------------
     TOTAL                                                                       342,105           351,522
----------------------------------------------------------------------------------------------------------
         Diluted net income per share                                         $     0.13         $    0.08
==========================================================================================================


G. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, for the three months ended January 31, 2000 and 1999 were as follows:

                                                                                   FISCAL QUARTER ENDED
                                                                                --------------------------
                                                                                Jan. 31,          Jan. 31,
DOLLARS IN THOUSANDS                                                                2000              1999
----------------------------------------------------------------------------------------------------------
Net income                                                                    $   44,835         $  28,898
Change in net unrealized gain on investments                                      74,646            27,332
CHANGE IN CUMULATIVE TRANSLATION ADJUSTMENT                                         (550)             (124)
-----------------------------------------------------------------------------------------------------------
Comprehensive income                                                          $  118,931         $  56,106
==========================================================================================================

The components of accumulated other comprehensive income, net of related tax, at January 31, 2000 and 1999, are as follows:

                                                                                   FISCAL QUARTER ENDED
                                                                                --------------------------
                                                                                Jan. 31,          Oct. 31,
DOLLARS IN THOUSANDS                                                                2000              1999
----------------------------------------------------------------------------------------------------------
Unrealized gain on investment                                                  $ 112,408         $  62,108
CUMULATIVE TRANSLATION ADJUSTMENT                                                 (3,123)             (820)
-----------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income                                         $ 109,285         $  61,288
==========================================================================================================

H. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after July 1, 2000. The Company is currently assessing the potential impact SFAS 133 will have on the statement of financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially from the results discussed in such forward-looking statements as a result of a number of factors, which include, but are certainly not limited to, those set forth below in the sections entitled "Future Results," "Year 2000," and "Euro Conversion." Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Commission, including the Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q to be filed by the Company in Fiscal 2000.


INTRODUCTION

Novell is the world's leading provider of directory-enabled networking software. Novell solutions give businesses total control of their private networks and the Internet, simplifying the management of user access and identity. Novell's worldwide channel, consulting, developer, education, and technical support programs are the most extensive in the network computing industry.

RESULTS OF OPERATIONS

NET SALES

                                                                     Q1                    Q1
                                                                   2000     CHANGE       1999
         ------------------------------------------------------------------------------------
         Net sales (millions)                                      $316         11%      $286
         ====================================================================================

Novell's products can be categorized into the following four areas, all within the directory-enabled networking software services segment.

oDirectory-enabled server platforms, which includes NetWare 4 and NetWare 5 oDirectory-enabled applications products, or Net Services Software, which include NetWare for SAA host connectivity products, BorderManager, NDS integration and high availability service products, as well as collaboration and management products including GroupWise, ManageWise, and ZENworks
o Service, education and consulting revenue, which is generated from customer service, educational products and courses, and consulting for network solutions
o Pre-directory product revenue consisting of NetWare 3, non-directory-enabled infrastructure products and UNIX royalties

Revenue from the directory-enabled server platforms category increased $8.5 million or 6% in the first quarter of 2000 compared to the first quarter of 1999. This increase in revenue is due to strong customer acceptance of the Internet Protocol based NetWare 5, which more than offset the decline in sales of the older NetWare 4 products .

Revenue from the directory-enabled applications products was $79.7 million in the first quarter of 2000 compared to $72.8 million in the first quarter of 1999. This 10% increase was driven by an increase in sales of ZENworks, BorderManager and NDS for NT and Solaris, somewhat offset by a decrease in NetWare for SAA.

Service, education and consulting revenues were $50.4 million and $36.9 million in the first quarter of 2000 and 1999, respectively. The increase in the first quarter of 2000 was a result of increased directory-related consulting revenue and increased service revenue as a result of increased site licenses, and growth in consulting.

Pre-directory products revenue was $31.6 million in the first quarter of 2000 compared to $30.4 million in the first quarter of 1999. The increase in the first quarter of 2000 was primarily the result of higher royalty revenue related to the UNIX royalties. Without this revenue, pre-directory products revenue would have decreased, as expected, due to increased sales of directory-enabled products and introductions of newer versions of non-directory products.

International sales represented 48% of total sales in the first three months of 2000 compared to 45% in the first three months of 1999 due to stronger sales growth in each of the international regions. International sales increased 16% compared to a 6% increase in domestic revenues in the first three months of fiscal 2000 as compared to the same period of 1999

GROSS PROFIT

                                                                     Q1                    Q1
                                                                   2000     CHANGE       1999
         ------------------------------------------------------------------------------------
         Gross profit (millions)                                  $239           8%      $222
         Percentage of net sales                                    76%                    78%
         =====================================================================================

Gross profit as a percentage of sales decreased slightly in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 due primarily to increased royalty costs, costs for services related to the consulting business, and training and education costs.

OPERATING EXPENSES

                                                                     Q1                    Q1
                                                                   2000     CHANGE       1999
         ------------------------------------------------------------------------------------
        Sales and marketing (millions)                            $114           8%      $105
        PERCENTAGE OF NET SALES                                     36%                    37%
        --------------------------------------------------------------------------------------
        Product development (millions)                           $  59           6%     $  56
        PERCENTAGE OF NET SALES                                     19%                    20%
        --------------------------------------------------------------------------------------
        General and administrative (millions)                    $  20         -19%     $  24
        PERCENTAGE OF NET SALES                                      6%                     9%
        --------------------------------------------------------------------------------------
        Total operating expenses (millions)                       $193           4%      $185
        Percentage of net sales                                     61%                    65%
        ======================================================================================

Sales and marketing expenses increased by $8.7 million, in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. At the same time however, sales and marketing expenses decreased slightly as a percentage of net sales. Sales and marketing expenses fluctuate as a percentage of net sales in any given period due to product promotions, advertising or other discretionary expenses.

Product development expenses increased in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. Product development expenses also decreased slightly as a percentage of net sales in the first quarter of 2000 due to increased sales levels and a more efficient product development organization focused on delivering new products consistent with the Company's strategy.

General and administrative expenses decreased in total and as a percentage of net sales in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. These decreases were primarily due to a continued focus on controlling costs as well as a higher revenue base.


                                                                    YTD                                YTD
                                                                   2000           CHANGE              1999
         -------------------------------------------------------------------------------------------------
         Employees                                                5,338               15%            4,642
         Annualized revenue per average employee (000's)          $ 235               -5%            $ 248
         Annualized net income per average employee (000's)       $  33               33%            $  25
         =================================================================================================

Headcount increased from the first quarter of 1999 to the first quarter of 2000, primarily due to increases in the education, consulting, worldwide sales, and product development areas. Headcount has increased in these areas to support the Company's growth in new product and services revenue.

OTHER INCOME, NET

                                                                    Q1                    Q1
                                                                   2000     CHANGE       1999
         ------------------------------------------------------------------------------------
         Other income, net (millions)                          $    16         310%      $  4
         Percentage of net sales                                     5%                     1%
         =====================================================================================

The primary component of other income, net is investment income, which was $17.6 million in the first quarter of fiscal 2000 compared to $9.8 million in the first quarter of fiscal 1999. In the first quarter of 2000, the Company realized capital losses of $0.9 million and realized capital gains of $6.7 million, compared to realized capital losses of $15.3 million and realized capital gains of $13.0 million in the first quarter of 1999. In addition to investment income, the Company recognized a gain on foreign currency in the first quarter of 2000 compared to a loss in the same period of 1999, and received more sublease income during the first quarter of 2000

 INCOME TAXES

                                                                     Q1                    Q1
                                                                   2000     CHANGE       1999
         ------------------------------------------------------------------------------------
         Income taxes (millions)                                 $  17          55%     $  11
         Percentage of net sales                                     6%                     4%
         Effective tax rate                                         28%                    28%
         =====================================================================================

 The effective tax rate for fiscal 2000 is estimated to be 28%, the same as fiscal 1999.

NET INCOME AND NET INCOME PER SHARE

                                                                     Q1                    Q1
                                                                   2000     CHANGE       1999
         ------------------------------------------------------------------------------------
         Net income (millions)                                   $  45          55%      $ 29
         Percentage of net sales                                    14%                    10%
         Net income per share - basic                             $.14                   $.09
         Net income per share - diluted                           $.13                   $.08
         ====================================================================================


LIQUIDITY AND CAPITAL RESOURCES

                                                                Q1                                      Q4
                                                              2000              CHANGE                1999
         -------------------------------------------------------------------------------------------------
         Cash and short-term investments (millions)           $948                   6%               $895
         Percentage of total assets                             47%                                     46%
         =================================================================================================

Cash and short-term investments increased by $52 million at Jan. 31, 2000 from $895 million at October 31, 1999. During the quarter, cash and short-term investments increased due to $141 million provided from operating activities, $105 million from the sale of short-term investments, and $37 million from the issuance of common stock. These increases were offset by cash outflows of $114 million for purchases of long-term investments and other long term investing activities, $89 million for the repurchase of common stock, $17 million to increase collateral associated with certain long-term investments, and $11 million to purchase property, plant and equipment.
The Company's investment portfolio includes equity securities with gross unrealized losses of $4 million and gross unrealized gains of $187 as of January 31, 2000. There are no individual securities with material unrealized losses at the end of the first quarter of 2000.

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

The Company's principal source of liquidity has been from operations. At January 31, 2000, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $18 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, strategic investments, product development and flexibility in a dynamic and competitive operating environment.

During the first three months of fiscal 2000, the Company has continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. The Company believes that borrowings under the Company's credit facilities or public offerings of equity or debt securities are available if the need arises. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 2000 are anticipated to be approximately $75 million, but could be reduced if the growth of the Company is less than presently anticipated.

In July 1999, the Board of Directors authorized up to $500 million for the repurchase of additional outstanding shares of the Company's common stock through October 31, 2000. As of January 31, 2000, 12.7 million shares had been repurchased under this plan at a total cost of $288 million.

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

Novell believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, product mix, and profits are all influenced by a number of factors, such as those discussed above, as well as risks described in detail in the Company's fiscal 1999 report on Form 10-K.

YEAR 2000
In the past, many information technology products were designed with two digit year codes that did not recognize century and millennium fields. As a result, these hardware and software products may not function or may give incorrect results beginning in the Year 2000. The Year 2000 issue is faced by substantially every company in the computer industry, as well as every company that relies on computer systems. To address this issue, such hardware and software products were upgraded or replaced to correctly process dates beginning in the Year 2000.

The Company has a general contingency plan to address extreme events such as earthquake, flood, or serious equipment failures. The Company's Year 2000 contingency planning is an extension of this effort. Based on the Company's planning efforts, the worst-case Y2K-related scenarios that were identified include:

o temporary loss of power--to address this risk Novell has its own power generation capability in critical locations; o temporary loss of voice and/or data communications or other utility services--to help minimize this risk Novell uses multiple telecommunications providers;
o temporary inability to access key information systems due to a Y2K related failure--to address this risk Novell has identified manual procedures to at least partly facilitate needed processes until systems are restored;
o temporary inability to ship products due to a Y2K issue with the systems of a key business partner--to minimize this risk Novell uses multiple partners.

The Company's Year 2000 effort included Year 2000 testing for Novell products currently on, and some that were previously on, the Company's price list. Generally, for products that were identified as needing updates to address Year 2000 issues, the Company has prepared updates or has removed the product from its price list. Some of the Company's customers are using product versions that the Company will not support for Year 2000 issues; the Company is encouraging these customers to migrate to current product versions that are Year 2000 ready.

The Company's total cost relating to these activities was not material to the Company's financial position, results of operations, or cash flows. The modifications were made on a timely basis. The Company did not experience a delay in, or increased costs associated with, the implementation of such modifications, nor did the Company experience problems due to suppliers inadequately preparing for the Year 2000 issue. The Company also did not experience an inability to deliver products or services to its customers.

The Company's Year 2000 Web site at www.novell.com/year2000/ provides information on its products that are Year 2000 ready and general information on the Company's Year 2000 efforts. For third party products which the Company distributes with its products, the Company has sought Year 2000 readiness status from the product manufacturers. Customers who use these third-party products are directed to the product manufacturers for detailed Year 2000 status information.

The Company believes that its current products, with any applicable updates, are prepared for Year 2000 date issues, and the Company plans to provide support for these products' Year 2000 date-related issues, as described in the Company's support policy statements. However, there can be no guarantee that one or more current Company products do not contain Year 2000 date issues that may result in material costs to the Company. Because it is in the business of selling software products, the Company's risk of being subjected to lawsuits relating to Year 2000 issues with its software products is likely to be greater than that of companies in other industries. Because computer systems may involve hardware, firmware and software components from different manufacturers, it may be difficult to determine which component in a computer system may cause a Year 2000 issue. As a result, the Company may be subjected to Year 2000 related lawsuits independent of whether its products and services are Year 2000 ready. The outcomes of any such lawsuits and the impact on the Company cannot be determined at this time.

EURO CONVERSION
On January 1, 1999, 11 of the 15 members of the European Union established fixed conversion rates among their existing sovereign currencies and adopted the euro as their common legal currency. At the end of a three-year transition period during which companies may choose to operate either in the euro or national currencies the legacy currencies will be eliminated. In June 1998, the Company formed a cross-functional team to assess the impact of the conversion on the Company's operations and to address associated issues.

The Company is currently conducting transactions in the euro and expects to have all affected information systems fully converted by April 2001. Novell does not expect the euro conversion to have a material effect on its competitive position or financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, the Company utilizes currency forward contracts and currency options. The Company does not use derivative financial instruments for speculative or trading purposes, and no derivative financial instruments were outstanding at January 31, 2000.

The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $4 million decrease (approximately 0.6%) in the fair value of the Company's available-for-sale securities.

The Company hedges currency risks of investments denominated in foreign currencies with currency forward contracts. Gains and losses on these foreign currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to the Company. A substantial majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily Japanese yen and certain other Asian and European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, the Company has established balance sheet hedging programs. Currency forward contracts and currency options are utilized in these hedging programs. The
Company's hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If the Company did not hedge against foreign currency exchange rate movement, an adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $10 million.

The Company is exposed to equity price risks on equity securities included in its portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the high-technology industry sector. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in equity prices would result in an approximate $18 million decrease in the fair value of the Company's available-for-sale securities.

All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial position at January 31, 2000. Actual results may differ materially.

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

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit
NUMBER                         DESCRIPTION
  27*                          Financial Data Schedule

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended January 31, 2000.



*Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NOVELL, INC.
                                  (Registrant)



Date:  March 15, 2000           /S/ DR. ERIC SCHMIDT
                                --------------------
                                Dr. Eric Schmidt
                                Chairman of the Board and
                                Chief Executive Officer
                                (Principal Executive Officer)



Date:  March 15, 2000            /S/ DENNIS R. RANEY
                                 -------------------
                                 Dennis R. Raney
                                 Chief Financial Officer
                                 (Principal Financial Officer)



Date:  March 15, 2000              /S/ RON FOSTER
                                   --------------
                                   Ron Foster
                                   Vice President and Corporate Controller
                                   (Principal Accounting Officer)