Form 10-Q
period 2000-04-30
NOVELL INC
filed 2000-06-14
CIK 758004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Quarter Ended April 30, 2000

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


                             1800 South Novell Place
                                Provo, Utah 84606
              (Address of principal executive offices and zip code)

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

                                    YES X NO

As of May 31, 2000 there were 324,783,746 shares of the Registrant's Common Stock outstanding.

PART I.  FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS


                                  NOVELL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                      Apr. 30,              Oct. 31,
DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA                                    2000                  1999
-------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and short-term investments                                                $   646,709          $    895,404
   Receivables, less allowances ($53,039 - April; $36,318 - October)                  239,202               284,510
   Inventories                                                                          3,591                 3,753
   Prepaid expenses                                                                    38,752                47,738
   Deferred and refundable income taxes                                                31,353                60,266
   OTHER CURRENT ASSETS                                                                37,182                43,945
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                                  996,789             1,335,616

Property, plant and equipment, net                                                    341,912               347,012
Long-term investments                                                                 371,319               229,114
OTHER ASSETS                                                                           62,520                30,577
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                       $1,772,540           $ 1,942,319
===================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                              $     73,933         $      85,037
   Accrued compensation                                                                59,097                62,778
   Accrued marketing liabilities                                                       11,369                11,449
   Other accrued liabilities                                                           48,742                50,133
   Income taxes payable                                                                 5,039                57,085
   DEFERRED REVENUE                                                                   168,201               173,150
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                             366,381               439,632

Minority interests                                                                     12,008                10,446

SHAREHOLDERS' EQUITY
   Common stock, par value $.10 per share
   Authorized - 600,000,000 shares
   Issued -     324,546,665 shares-April
                326,593,911 shares-October                                             32,455                32,659
   Retained earnings                                                                1,355,986             1,432,624
   Accumulated other comprehensive income                                              15,331                35,189
   OTHER                                                                               (9,621)               (8,231)
-------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                          1,394,151             1,492,241
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                         $1,772,540           $ 1,942,319
===================================================================================================================

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
              CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME


                                                        FISCAL QUARTER ENDED                SIX MONTHS ENDED
Dollars in thousands,                                  Apr. 30,          Apr. 30,         Apr. 30,          Apr. 30,
EXCEPT PER SHARE DATA                                     2000              1999             2000             1999
------------------------------------------------------------------------------------------------------------------

Net sales                                            $ 302,349         $ 315,652        $ 618,392         $ 601,458
COST OF SALES                                           84,384            79,367          163,598           147,134
-------------------------------------------------------------------------------------------------------------------

Gross profit                                           217,965           236,285          454,794           454,324

OPERATING EXPENSES
   Sales and marketing                                 125,933           106,455          240,063           211,841
   Product development                                  61,360            59,682          120,037           115,286
   GENERAL AND ADMINISTRATIVE                           22,433            20,656           39,925            41,410
-------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                               209,726           186,793          400,025           368,537
-------------------------------------------------------------------------------------------------------------------

Income from operations                                   8,239            49,492           54,769            85,787

OTHER INCOME (EXPENSE)
   Investment income                                    37,020            10,653           54,578            20,416
   OTHER, NET                                           (2,175)           (6,358)          (3,992)          (12,280)
-------------------------------------------------------------------------------------------------------------------

OTHER INCOME, NET                                       34,845             4,295           50,586             8,136
-------------------------------------------------------------------------------------------------------------------

Income before taxes                                     43,084            53,787          105,355            93,923
INCOME TAXES                                            12,064            15,061           29,500            26,299
-------------------------------------------------------------------------------------------------------------------

Net income                                           $  31,020         $  38,726         $ 75,855         $  67,624
===================================================================================================================

Weighted average shares outstanding
   Basic                                               326,788           335,276          326,847           336,359
   Diluted                                             341,546           351,116          341,825           351,319
===================================================================================================================

Net income per share
   Basic                                          $      0.09        $      0.12     $       0.23        $     0.20
   Diluted                                        $      0.09        $      0.11     $       0.22        $     0.19
===================================================================================================================

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            SIX MONTHS ENDED
                                                                                    -------------------------------
                                                                                      Apr. 30,              Apr. 30,
DOLLARS IN THOUSANDS                                                                    2000                 1999
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                                     $    75,855          $     67,624

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                                                       39,961                32,585
   Stock plans' income tax benefits                                                    56,398                25,356
   Decrease in receivables                                                             45,308                36,832
   Decrease in inventories                                                                162                   454
   Decrease in prepaid expenses                                                         8,986                 6,768
   Decrease in deferred and refundable income taxes                                    29,457                 6,858
   Decrease in other current assets                                                     6,763                 1,860
   (DECREASE) IN CURRENT LIABILITIES, NET                                             (73,251)              (17,019)
-------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                                           189,639               161,318
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock, net                                                       70,608                50,804
   REPURCHASE OF COMMON STOCK                                                        (301,011)             (146,195)
-------------------------------------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                                                (230,403)              (95,391)
-------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                     (28,140)              (31,677)
   Purchases of short-term investments                                               (484,530)           (1,270,979)
   Maturities of short-term investments                                               413,654               969,270
   Sales of short-term investments                                                    287,585               363,271
   Expenditures for other long-term investments                                      (150,349)              (16,098)
   Increase in restricted cash                                                        (27,217)              (69,395)
   OTHER                                                                                  444                (2,357)
   -----------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                       11,447               (57,965)
--------------------------------------------------------------------------------------------------------------------

TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (29,317)                7,962

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       274,269               177,083
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                             244,952               185,045

SHORT-TERM INVESTMENTS - END OF PERIOD                                                401,757               789,395
-------------------------------------------------------------------------------------------------------------------

CASH AND SHORT-TERM INVESTMENTS - END OF PERIOD                                     $ 646,709             $ 974,440
===================================================================================================================

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of restricted stock for acquisitions                                       $  17,366     $              --

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


B.   CASH AND SHORT-TERM INVESTMENTS

All marketable debt and equity securities are included in cash and short-term investments and are considered available-for-sale and carried at fair market value, with the unrealized gains and losses, net of tax, included in comprehensive income. Fair market values are based on quoted market prices at the end of the period, where available; if quoted market prices are not available, then fair market values are based on quoted market prices of comparable instruments. Municipal securities and corporate notes and bonds included in short-term investments have contractual maturities from 1-7 years. Money market preferreds have contractual maturities of less than 180 days. No other short-term investments have contractual maturities. The cost of securities sold is based on the specific identification method. Such securities are anticipated to be used for current operations and are therefore classified as current assets, even though some maturities may extend beyond one year.

The following is a summary of cash and short-term investments, all of which are considered available-for-sale.

                                                                           Gross            Gross              Fair
                                                       Cost at        Unrealized       Unrealized   Market Value at
 (DOLLARS IN THOUSANDS)                           APR.30, 2000             GAINS           LOSSES      APR.30, 2000
 ------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
     Cash                                           $  160,921   $             -     $         -         $  160,921
     MONEY MARKET FUND                                  84,031                 -               -             84,031
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS                              244,952                 -               -            244,952
-------------------------------------------------------------------------------------------------------------------
SHORT-TERM INVESTMENTS
     Corporate Notes and Bonds                         100,452                 -              (48)          100,404
     Municipal securities                              179,671                 -           (3,718)          175,953
     Mutual funds                                       51,370                 -           (2,569)           48,801
     EQUITY SECURITIES                                  11,450            65,149                -            76,599
-------------------------------------------------------------------------------------------------------------------
SHORT-TERM INVESTMENTS                                 342,943            65,149           (6,335)          401,757
-------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS                     $  587,895        $   65,149        $  (6,335)       $  646,709
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
-------------------------------------------------------------------------------------------------------------------

During the first six months of fiscal 2000 the Company realized gains of $33.2 million and realized losses of $1.6 million on the sale of securities compared to realized gains of $24.7 million and realized losses of $28.9 million in the first six months of fiscal 1999.


C.   LONG-TERM INVESTMENTS

The Company's long-term investments consist of investments in start-up software and internet companies, venture capital funds, other publicly traded securities and restricted cash held as collateral. These investments in start-up software and internet companies and venture capital funds are recorded at cost as the company does not have controlling interest in any of the respective companies. Investments in publicly traded securities are stated at fair value, based on market quotes. As of April 30, 2000, there were $18.1 million in unrealized gains on long-term investments.


D.   INCOME TAXES

The Company's estimated effective tax rate for the first six months of fiscal 2000 was 28.0%, the same as in the first three months of fiscal 1999. The Company paid cash amounts for income taxes of $19.6 million in the first six months of fiscal 2000 and $4.0 million during the same period of fiscal 1999.


E.   COMMITMENTS AND CONTINGENCIES

The Company currently has a $10 million unsecured revolving bank line of credit, with interest payable at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At April 30, 2000 borrowings, letter of credit acceptances or commitments of approximately $1.4 million were outstanding under this line.

The Company also has a $10 million line of credit with another bank, which is not subject to a loan agreement. At April 30, 2000 standby letters of credit of approximately $0.5 million were outstanding under this line of credit.


In fiscal 1997, the Company entered into agreements to lease buildings being constructed on land owned by the Company in San Jose, California and in Provo, Utah. The lessor has committed to fund up to $223 million for construction of the buildings. The leases are for a period of seven years and can be renewed for two additional five year periods, by either the lender or the Company, subject to the approval of the other party. Rent obligations commenced during the second quarter of fiscal 1999 for the San Jose buildings and during the second quarter of fiscal 2000 for the Provo building. Annual rent under each agreement is determined by taking the portion of the committed amount actually utilized and associated capitalized interest accrued during the construction period multiplied by the secured interest rate. If the Company does not purchase the buildings, or arrange for the sale of the buildings, at the end of the lease, the Company will guarantee the lessor no more than 85% of the residual value of the buildings. The guaranteed residual value at April 30, 2000, was approximately $190 million. In addition, the agreement calls for the Company to maintain a specific level of restricted cash to serve as collateral for the leases and maintain compliance with certain financial covenants. The value of restricted cash held as collateral at April 30, 2000 was approximately $213.4 million, and is included in long-term investments.

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


REVENUE BY PRODUCT CATEGORY                            FISCAL QUARTER ENDED               SIX MONTHS ENDED
---------------------------                      -------------------------------     ---------------------
                                                      Apr. 30,          Apr. 30,         Apr. 30,       Apr. 30,
DOLLARS IN THOUSANDS                                      2000              1999             2000           1999
----------------------------------------------------------------------------------------------------------------

Directory-enabled server platforms                   $ 115,361        $ 168,826         $ 269,681      $ 314,644
Directory-enabled applications                          79,214            72,590          158,954        145,353
Service, education and consulting                       55,956            44,574          106,380         81,433
Pre-directory product revenue                          51,818            29,662            83,377         60,028
                                                  ------------      ------------      -----------     ----------
  Total net sales                                   $ 302,349         $ 315,652         $ 618,392      $ 601,458
                                                    ==========        ==========        =========      =========

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

For the first six months of fiscal 2000 and fiscal 1999, sales to international customers were approximately $276 million and $277 million, respectively. In the first six months of fiscal 2000 and fiscal 1999, 66% and 72%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total sales in either period.

There were no customers accounting for more than 10% of total revenue during the first six months of fiscal 2000. One multi-national distributor accounted for 12% of total revenue during the first six months of fiscal 1999.


G.   NET INCOME PER SHARE

                                                         FISCAL QUARTER ENDED                 SIX MONTHS ENDED
                                                      --------------------------         ---------------------
                                                       Apr. 30,          Apr. 30,         Apr. 30,         Apr. 30,
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA               2000              1999             2000              1999
-------------------------------------------------------------------------------------------------------------------
Basic net income per share computation
     NET INCOME                                     $   31,020        $   38,726       $   75,855        $   67,624
-------------------------------------------------------------------------------------------------------------------
     WEIGHTED AVERAGE SHARES OUTSTANDING               326,788           335,276          326,847           336,359
-------------------------------------------------------------------------------------------------------------------
         Basic net income per share                 $     0.09        $     0.12       $     0.23        $     0.20
===================================================================================================================

Diluted net income per share computation
     NET INCOME                                     $   31,020         $  38,726       $   75,855         $  67,624
-------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                    326,788           335,276          326,847           336,359
Incremental shares attributable to exercise of
     OUTSTANDING OPTIONS (TREASURY STOCK METHOD)        14,758            15,840           14,978            14,960
-------------------------------------------------------------------------------------------------------------------
     TOTAL                                             341,546           351,116          341,825           351,319
-------------------------------------------------------------------------------------------------------------------
         Diluted net income per share               $     0.09         $    0.11       $     0.22         $    0.19
===================================================================================================================

H.   COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of tax, for the quarter and first six months ended April 30, 2000 and 1999 were as follows:

                                                        FISCAL QUARTER ENDED                SIX MONTHS ENDED
                                                     ----------------------------       ---------------------------
                                                      Apr. 30,          Apr. 30,         Apr. 30,          Apr. 30,
DOLLARS IN THOUSANDS                                      2000              1999             2000              1999
-------------------------------------------------------------------------------------------------------------------
Net income                                           $  31,020         $  38,726       $   75,855       $   67,624
Change in net unrealized gain on investments           (94,427)           (6,459)         (19,781)          20,873
CHANGE IN CUMULATIVE TRANSLATION ADJUSTMENT                473                35              (77)             (89)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                          $ (62,934)        $  32,302       $   55,997       $   88,408
==================================================================================================================

The components of accumulated other comprehensive income, net of related tax, at April 30, 2000 and 1999, are as follows:

                                                                        Apr. 30,         Oct. 31,
DOLLARS IN THOUSANDS                                                        2000             1999
-------------------------------------------------------------------------------------------------
Unrealized gain on investment                                           $ 17,981        $  37,762
CUMULATIVE TRANSLATION ADJUSTMENT                                         (2,650)          (2,573)
--------------------------------------------------------------------------------------------------
Accumulated other comprehensive income                                  $ 15,331        $  35,189
=================================================================================================

I.   RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the first quarter of fiscal 2001. Novell is currently evaluating the impact of SAB 101 on the Company's results of operations and financial position.

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


RESULTS OF OPERATIONS

NET SALES

                                                          Q2                    Q2          YTD                 YTD
                                                        2000        CHG       1999         2000      CHG       1999
-------------------------------------------------------------------------------------------------------------------

Net sales (thousands)                              $ 302,349   (4.2)%    $ 315,652    $ 618,392   2.8%    $ 601,458
===================================================================================================================

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

Revenue from the directory-enabled server platforms category decreased $53.5 million or 32% in the second quarter of 2000 compared to the second quarter of 1999. Year-to-date, directory-enabled server platform revenue decreased $45.0 million or 14%. These decreases are due primarily to the decline in the Company's packaged software business, which saw a decline in sales of 83% during the quarter and 49% year-to-date. The decline in packaged software sales resulted from the Company's focus on building a direct sales force and inadequate attention to its channel resellers in generating demand, training and support for Novell products. Additionally, the launch of competitor products shifted reseller efforts to training and promotional activities related to these launches. The Company also believes that a portion of the decline was due to lower demand related to post Y2K purchases. The Company is addressing the channel problem in an effort to improve sales results in future periods.

Revenue from the directory-enabled applications products was $79.2 million in the second quarter of 2000 compared to $72.6 million in the second quarter of 1999. At the end of the second quarter 2000, year-to-date directory-enabled applications product revenue was $159.0 million compared to $145.4 million for the same period of 1999. The 9% increase in second quarter and year-to-date revenue and was driven by an increase in sales of the Company's Management & Collaboration products, Border Manager, and NDS for NT and Solaris, slightly offset by a decrease in NetWare for SAA.

Service, education and consulting revenues were $56.0 million and $44.6 million in the second quarter of 2000 and 1999, respectively. Year-to-date service, education and consulting revenues were $106.4 million and $81.4 million, in 2000 and 1999, respectively. The increase in the second quarter and year-to-date revenue was a result of increased directory-related consulting revenue, increased service revenue as a result of increased site licenses, and an overall growth in consulting.

Pre-directory products revenue was $51.8 million in the second quarter of 2000 compared to $29.7 million in the second quarter of 1999. Pre-directory products revenue year-to-date 2000 was $83.4 million compared to $60.0 million for the same period of 1999. The increase in revenue in the second quarter and year-to-date 2000 was primarily the result of revenue from a $35.5 million royalty payment from Caldera, Inc., the principal portion of which relates to an antitrust settlement between Caldera, Inc. and Microsoft, and higher royalty revenue related to the UNIX royalties. Without the Caldera revenue, pre-directory products revenue would have decreased $13.3 million or 44% during the second quarter of 2000 and $12.1 million or 20% year-to-date 2000 compared to the same periods of 1999, respectively. These decreases were due primarily to the lower sales through channel resellers and the announced discontinuation of the NetWare 3 products.

International sales represented 45% of total sales in the first six months of 2000 compared to 46% in the first six months of 1999 due to the effects of the Caldera settlement recorded in U.S revenue. Without this revenue, international sales represented 47% of total sales in the first six months of 2000. This increase is due to stronger sales growth in the Asia Pacific, Latin America, and Canadian regions. During the first six months of fiscal 2000, international sales remained flat and domestic revenues, excluding Caldera, decreased 5% compared to the same period of 1999

GROSS PROFIT

                                                        Q2                      Q2          YTD                 YTD
                                                      2000      CHG           1999         2000   CHG          1999
-------------------------------------------------------------------------------------------------------------------
Gross profit (thousands)                         $ 217,965     (7.8)%    $ 236,285    $ 454,794   0.1%    $ 454,324
Percentage of net sales                              72.1%                    74.9%        73.5%              75.5%
==================================================================================================================

Gross profit as a percentage of sales decreased in the second quarter and year-to-date 2000 compared to the same periods of fiscal 1999 due primarily to the effects of decreased product sales levels, higher costs for services related to the Company's consulting business, and increased training and education costs. These increases were slightly offset by the effects of the Caldera revenue. Year-to-date cost of sales were also offset by lower royalty expenses and material and variance costs. Excluding Caldera revenue, gross profit as a percentage of sales would have been 68.4% during the second quarter and 71.9% year-to-date 2000.

OPERATING EXPENSES

                                                          Q2                   Q2         YTD                   YTD
                                                        2000      CHG        1999        2000        CHG       1999
-------------------------------------------------------------------------------------------------------------------
Sales and marketing (thousands)                    $ 125,933   18.3%    $ 106,455    $ 240,063   13.3%    $ 211,841
PERCENTAGE OF NET SALES                                 41.7%               33.7%         38.8%               35.2%
------------------------------------------------------------------------------------------------------------------
Product development (thousands)                    $  61,360    2.8%    $  59,682    $ 120,037    4.1%    $ 115,286
PERCENTAGE OF NET SALES                                 20.3%               18.9%         19.4%               19.2%
------------------------------------------------------------------------------------------------------------------
General and administrative (thousands)             $  22,433    8.6%    $  20,656    $  39,925   (3.6)%   $  41,410
PERCENTAGE OF NET SALES                                  7.4%                6.5%          6.5%                6.9%
------------------------------------------------------------------------------------------------------------------
Total operating expenses (thousands)               $ 209,726   12.3%    $ 186,793    $ 400,025    8.5%    $ 368,537
Percentage of net sales                                 69.4%               59.2%         64.7%               61.3%
==================================================================================================================

Sales and marketing expenses increased by $19.5 million, in the second quarter of fiscal 2000 and by $28.2 million year-to-date in fiscal 2000 compared to the same periods of fiscal 1999. Sales and marketing expenses fluctuate in any given period due to timing of product promotions, advertising or other discretionary expenses. Also during fiscal 2000, the Company has increased its sales and marketing expenditures where appropriate in an effort to focus on improving future sales growth. Lower sales in the second quarter of 2000 caused sales and marketing expenses as a percentage of sales to increase.

Product development expenses increased $1.7 million in the second quarter and $4.8 million year-to-date in fiscal 2000 compared to the same periods of fiscal 1999. Product development expenses also increased as a percentage of net sales in the second quarter and year-to-date 2000 due to lower sales levels in the second quarter of fiscal 2000 and increased headcount in the product development organization as the Company continues to invest in developing new products consistent with the Company's strategy.

General and administrative expenses increased in total and as a percentage of net sales in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999, due primarily to increased bad debt expense offset slightly by lower operating costs. Year-to-date general and administrative expenses decreased in total and as a percentage of sales as the Company continued to focus on controlling these types of costs.

                                                                    YTD                                         YTD
                                                                   2000                CHANGE                  1999
-------------------------------------------------------------------------------------------------------------------
Employees                                                         5,373                 8.5%                  4,951
Annualized revenue per average employee (000's)                   $ 229                (9.5)%                  $253
 Annualized net income per average employee (000's)            $   28.1                (1.3)%                $28.4
==================================================================================================================

Headcount increased from the second quarter of 1999 to the second quarter of 2000, primarily due to increases in the education, consulting, worldwide sales, and product development areas. Headcount has increased in these areas to support the Company's growth in the new products and services.

OTHER INCOME, NET

                                                          Q2                    Q2         YTD                  YTD
                                                        2000        CHG       1999        2000       CHG       1999
-------------------------------------------------------------------------------------------------------------------
Other income, net (thousands)                       $ 34,845      711.3%   $ 4,295    $ 50,586    521.8%    $ 8,136
Percentage of net sales                                 11.5%                  1.4%        8.2%                1.4%
==================================================================================================================

The primary component of other income, net is investment income, which was $37.0 million in the second quarter of fiscal 2000 compared to $10.7 million in the second quarter of fiscal 1999. Year-to-date investment income was $54.6 million in 2000 compared to $20.4 million in 1999. Included in investment income during the first half of 2000 were realized capital losses of $1.6 million and realized capital gains of $33.2 million. During the first half of 1999, realized capital losses were $28.9 million and realized capital gains were $24.7 million.

In addition to investment income, the Company recognized a gain on foreign currency and higher sublease income from an increase in subleases in the second quarter and year-to-date 2000 compared to a loss in the same periods of 1999. This additional income was slightly offset by higher losses on fixed asset sales and lower dividend income.

INCOME TAXES

                                                          Q2                    Q2          YTD                 YTD
                                                        2000        CHG       1999         2000      CHG       1999
-------------------------------------------------------------------------------------------------------------------
 Income taxes (thousands)                          $  12,064   (19.9)%    $ 15,061    $  29,500   12.2%    $ 26,299
 Percentage of net sales                                 4.0%                  4.8%         4.8%               4.4%
 Effective tax rate                                     28.0%                 28.0%        28.0%              28.0%
 =================================================================================================================

 The effective tax rate for fiscal 2000 is estimated to be 28%, the same as fiscal 1999.

NET INCOME AND NET INCOME PER SHARE

                                                          Q2                    Q2        YTD                   YTD
                                                        2000        CHG       1999       2000        CHG       1999
-------------------------------------------------------------------------------------------------------------------
Net income (thousands)                              $ 31,020    (19.9)%   $ 38,726    $ 75,855    12.2%   $ 67,624
Percentage of net sales                                 10.3%                 12.3%       12.3%               11.2%
Net income per share - basic                           $0.09                 $0.12       $0.23               $0.20
Net income per share - diluted                         $0.09                 $0.11       $0.22               $0.19
==================================================================================================================



LIQUIDITY AND CAPITAL RESOURCES

                                                                     Q2                                          Q4
                                                                   2000                CHANGE                  1999
-------------------------------------------------------------------------------------------------------------------
Cash and short-term investments (thousands)                   $ 646,709                (27.8)%            $ 895,404
Percentage of total assets                                           37%                                         46%
===================================================================================================================

Cash and short-term investments decreased by $248.7 million at April 30, 2000 from $895.4 million at October 31, 1999. During the first six months of fiscal 2000, cash and short-term investments decreased due to cash outflows of $301.0 million for the repurchase of common stock, $150.3 million for purchases of long-term investments and other long term investing activities, $27.2 million to increase collateral associated with certain long-term investments, $28.1 million to purchase property, plant and equipment, and $2.7 million from the net purchases of short-term investments. These cash outflows were offset by $189.6 million provided from operating activities and $70.6 million from the issuance of common stock.

The Company's investment portfolio includes equity securities with gross unrealized losses of $35.8 million and gross unrealized gains of $65.1 million as of April 30, 2000. Included in the Company's net unrealized gains at April 30, 2000 was the Company's investment in Marchfirst, Inc., which had unrealized net losses of $18.1 million. No other individual security had material unrealized losses as of the end of the second quarter 2000.

The investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a limited portion of the Company's investment portfolio is invested in equity securities and mutual funds, which incur market risk. The Company believes that the market risk has been limited by diversification and by use of a funds management timing service which switches funds out of mutual funds and into money market funds when preset signals occur.

The Company's principal source of liquidity has been from operations. At April 30, 2000, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $18.1 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, strategic investments, product development and flexibility in a dynamic and competitive operating environment.

During the first six months of fiscal 2000, the Company continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. The Company believes that borrowings under the Company's credit facilities or public offerings of equity or debt securities are available if the need arises. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 2000 are anticipated to be approximately $75.0 million, but could be reduced if the growth of the Company is less than presently anticipated.

In July 1999, the Board of Directors authorized up to $500 million for the repurchase of additional outstanding shares of the Company's common stock through October 31, 2000. As of April 30, 2000, 19.9 million shares had been repurchased under this plan at a total cost of $500 million completing this repurchase.

As the Company continues to consolidate its Utah operations to its Provo facility, the properties currently owned and occupied in Orem, Utah become unnecessary. On May 5, 2000, the Company finalized the sale of a portion of these buildings. The remaining buildings are expected to be sold over the next two years.

FUTURE RESULTS

The Company's future results of operations involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from historical results are the following: business conditions and the general economy; competitive factors, such as rival operating systems, acceptance of new products and price pressures; availability of third-party compatible products at below market prices; risk of nonpayment of accounts or notes receivable; risks associated with foreign operations; risk of product line or inventory obsolescence due to shifts in technologies or market demand; timing of software product introductions; market fluctuations of investment securities; and litigation.

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

The Company has a general contingency plan to address extreme events such as earthquake, flood, or serious equipment failures. The Company's Year 2000 contingency planning was an extension of this effort.

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

The Company believes that its current products, with any applicable updates, are prepared for Year 2000 date issues. The Company also plans to continue to provide support for these products' Year 2000 date-related issues, as described in the Company's support policy statements. However, there can be no guarantee that one or more current Company products do not contain Year 2000 date issues that may result in material costs to the Company. Because it is in the business of selling software products, the Company's risk of being subjected to lawsuits relating to Year 2000 issues with its software products is likely to be greater than that of companies in other industries. Because computer systems may involve hardware, firmware and software components from different manufacturers, it may be difficult to determine which component in a computer system may cause a Year 2000 issue. As a result, the Company may be subjected to Year 2000 related lawsuits independent of whether its products and services are Year 2000 ready. The outcomes of any such lawsuits and the impact on the Company cannot be determined at this time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, the Company utilizes currency forward contracts and currency options. The Company does not use derivative financial instruments for speculative or trading purposes, and no derivative financial instruments were outstanding at April 30, 2000.

The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $5 million decrease (approximately 1%) in the fair value of the Company's available-for-sale securities.

The Company hedges currency risks of investments denominated in foreign currencies with currency forward contracts. Gains and losses on these foreign currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to the Company. A substantial majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily Japanese yen, Canadian Dollar, and certain other Asian and European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, the Company has established balance sheet hedging programs. Currency forward contracts and currency options are utilized in these hedging programs. The Company's hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If the Company did not hedge against foreign currency exchange rate movement, an adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $9 million.

The Company is exposed to equity price risks on equity securities included in its portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the high-technology industry sector. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in equity prices would result in an approximate $8 million decrease in the fair value of the Company's available-for-sale securities.

All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial position at April 30, 2000. Actual results may differ materially.

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

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit
NUMBER                         DESCRIPTION
  27*                          Financial Data Schedule

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended April 30, 2000.



*Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   NOVELL, INC.
                                                   ------------
                                                   (Registrant)



Date:  June 13, 2000                     /S/ DR. ERIC SCHMIDT
                                         --------------------
                                         Dr. Eric Schmidt
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date: June 13, 2000                      /S/ DENNIS R. RANEY
                                         -------------------
                                         Dennis R. Raney
                                         Chief Financial Officer
                                         (Principal Financial Officer)



Date: June 13, 2000                      /S/ RON FOSTER
                                         --------------
                                         Ron Foster
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)