Form 10-Q
period 2000-07-31
NOVELL INC
filed 2000-09-13
CIK 758004

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Quarter Ended July 31, 2000

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                         For the transition period from
                                     -------
                                       to
                                   -----------

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

                                    YES X NO

As of August 31, 2000 there were 328,207,679 shares of the Registrant's Common Stock outstanding.

PART I.  FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS


                                  NOVELL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                      Jul. 31,              Oct. 31,
DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA                                    2000                  1999
-------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and short-term investments                                                $   676,642          $    895,404
   Receivables, less allowances ($33,700 - July; $36,318 - October)                   214,003               284,510
   Inventories                                                                          3,215                 3,753
   Prepaid expenses                                                                    30,263                47,738
   Deferred and refundable income taxes                                                53,079                60,266
   OTHER CURRENT ASSETS                                                                36,724                43,945
--------------------------------------------------------------------------------------------------------------------

Total current assets                                                                1,013,926             1,335,616

Property, plant and equipment, net                                                    309,290               347,012
Long-term investments                                                                 413,109               229,114
OTHER ASSETS                                                                           56,389                30,577
--------------------------------------------------------------------------------------------------------------------

Total assets                                                                       $1,792,714           $ 1,942,319
====================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                              $     81,324         $      85,037
   Accrued compensation                                                                62,424                62,778
   Accrued marketing liabilities                                                       14,375                11,449
   Other accrued liabilities                                                           53,954                50,133
   Income taxes payable                                                                     -                57,085
   DEFERRED REVENUE                                                                   184,677               173,150
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                             396,754               439,632

Minority interests                                                                     11,909                10,446

SHAREHOLDERS' EQUITY
   Common stock, par value $.10 per share
   Authorized - 600,000,000 shares
   Issued -     326,159,290 shares-July
                326,593,911 shares-October                                             32,616                32,659
   Additional paid in capital                                                          34,658                     -
   Retained earnings                                                                1,364,558             1,432,624
   Accumulated other comprehensive income                                             (17,174)               35,189
   OTHER                                                                              (30,607)               (8,231)
-------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                          1,384,051             1,492,241
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                         $1,792,714           $ 1,942,319
====================================================================================================================

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
              CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF INCOME


                                                        FISCAL QUARTER ENDED                 NINE MONTHS ENDED
                                                      --------------------------          -----------------------
Dollars in thousands,                                  Jul. 31,          Jul. 31,         Jul. 31,         Jul. 31,
EXCEPT PER SHARE DATA                                     2000              1999             2000          1999
------------------------------------------------------------------------------------------------------------------

Net sales                                            $ 270,019         $ 326,808        $ 888,411         $ 928,266
COST OF SALES                                           85,547            76,089          249,145           223,223
-------------------------------------------------------------------------------------------------------------------
Gross profit                                           184,472           250,719          639,266           705,043

OPERATING EXPENSES
   Sales and marketing                                 123,991           108,806          364,054           320,647
   Product development                                  60,574            58,782          180,611           174,068
   GENERAL AND ADMINISTRATIVE                           18,790            20,692           58,715            62,102
-------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                               203,355           188,280          603,380           556,817
-------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                          (18,883)           62,439           35,886           148,226

OTHER INCOME (EXPENSE)
   Investment income                                    32,892            10,260           87,470            30,676
   OTHER, NET                                           (2,105)           (4,211)          (6,097)          (16,491)
--------------------------------------------------------------------------------------------------------------------

OTHER INCOME, NET                                       30,787             6,049           81,373            14,185
-------------------------------------------------------------------------------------------------------------------

Income before taxes                                     11,904            68,488          117,259           162,411
INCOME TAXES                                             3,332            19,177           32,832            45,476
-------------------------------------------------------------------------------------------------------------------

Net income                                           $   8,572         $  49,311         $ 84,427        $  116,935
===================================================================================================================

Weighted average shares outstanding
   Basic                                               325,315           334,488          326,336           335,735
   Diluted                                             327,259           350,951          336,970           351,196
===================================================================================================================

Net income per share
   Basic                                          $      0.03        $      0.15     $       0.26        $     0.35
   Diluted                                        $      0.03        $      0.14     $       0.25        $     0.33
===================================================================================================================

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         NINE MONTHS ENDED
                                                                                    -------------------------------
                                                                                      Jul. 31,              Jul. 31,
DOLLARS IN THOUSANDS                                                                    2000                 1999
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                     $    84,427         $     116,935

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                                                       61,982                47,517
   Stock plans' income tax benefits                                                    61,453                46,972
   Decrease in receivables                                                             70,507                11,916
   Decrease in inventories                                                                538                   617
   Decrease in prepaid expenses                                                        17,475                14,960
   Decrease in deferred and refundable income taxes                                    31,144                20,711
   Decrease in other current assets                                                     7,221                 2,541
   (DECREASE) IN CURRENT LIABILITIES, NET                                             (42,878)              (14,159)
-------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                                           291,869               248,010
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock, net                                                       74,545                79,832
   REPURCHASE OF COMMON STOCK                                                        (301,011)             (203,638)
-------------------------------------------------------------------------------------------------------------------

NET CASH USED BY FINANCING ACTIVITIES                                                (226,466)             (123,806)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                     (43,359)              (50,988)
   Proceed from sale of property, plant and equipment                                  33,079                     -
   Purchases of short-term investments                                               (701,969)           (1,597,672)
   Maturities of short-term investments                                               626,277             1,190,733
   Sales of short-term investments                                                    330,666               552,468
   Expenditures for other long-term investments                                      (186,780)              (35,022)
   Increase in restricted cash                                                        (36,881)              (77,195)
   OTHER                                                                                  851                 1,608
   ----------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                       21,884               (16,068)
--------------------------------------------------------------------------------------------------------------------

TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 87,287               108,136

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       274,269               155,493
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                             361,556               263,629

SHORT-TERM INVESTMENTS - END OF PERIOD                                                315,086               728,572
--------------------------------------------------------------------------------------------------------------------

CASH AND SHORT-TERM INVESTMENTS - END OF PERIOD                                     $ 676,642             $ 992,201
====================================================================================================================

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of restricted stock for acquisitions                                       $  17,366     $              --

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


B.   CASH AND SHORT-TERM INVESTMENTS

     Marketable debt and equity securities that are included in cash and short-term investments are considered available-for-sale and carried at fair market value, with the unrealized gains and losses, net of tax, included in comprehensive income. Fair market values are based on quoted market prices at the end of the period, where available; if quoted market prices are not available, then fair market values are based on quoted market prices of comparable instruments. Municipal securities and corporate notes and bonds included in short-term investments have contractual maturities from 1-7 years. Money market preferreds have contractual maturities of less than 180 days. No other short-term investments have contractual maturities. The cost of securities sold is based on the specific identification method. Such securities are anticipated to be used for current operations and are therefore classified as current assets, even though some maturities may extend beyond one year.

     The following is a summary of cash and short-term investments, all of which are considered available-for-sale.

                                                                           Gross            Gross              Fair
                                                       Cost at        Unrealized       Unrealized   Market Value at
 (DOLLARS IN THOUSANDS)                          JUL. 31, 2000             GAINS           LOSSES     JUL. 31, 2000
 ------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
     Cash                                          $   100,831   $             -    $          -        $   100,831
     MONEY MARKET FUND                                 260,725                 -               -            260,725
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS                              361,556                 -               -            361,556
--------------------------------------------------------------------------------------------------------------------
SHORT-TERM INVESTMENTS
     Corporate Notes and Bonds                          46,216               104                -            46,320
     Municipal securities                              181,936                 -           (1,936)          180,000
     Mutual funds                                       52,713                 1           (4,128)           48,586
     EQUITY SECURITIES                                  23,815            22,639           (6,274)           40,180
-------------------------------------------------------------------------------------------------------------------
SHORT-TERM INVESTMENTS                                 304,680            22,744          (12,338)          315,086
-------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS                    $   666,236       $    22,744       $  (12,338)      $   676,642
---------------------------------------------------------------------------------------------------------------------


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
-------------------------------------------------------------------------------------------------------------------

     During the first nine months of fiscal 2000 the Company realized gains of $52.7 million and realized losses of $1.6 million on the sale of securities compared to realized gains of $49.4 million and realized losses of $56.3 million in the first nine months of fiscal 1999.


C.   LONG-TERM INVESTMENTS

     The Company's long-term investments consist of investments in start-up software and internet companies, venture capital funds, other publicly traded securities, and restricted cash held as collateral. Investments in start-up software and internet companies and venture capital funds are recorded at cost as the company does not have controlling interest in any of the respective companies. Investments in publicly traded securities are stated at fair value, based on market quotes. As of July 31, 2000, there were $33.8 million in unrealized losses on long-term investments.

D.   INCOME TAXES

     The Company's estimated effective tax rate for the first nine months of fiscal 2000 was 28.0%, the same as in the first nine months of fiscal 1999. The Company paid cash amounts for income taxes of $21.3 million in the first nine months of fiscal 2000 and $5.5 million during the same period of fiscal 1999.


E.   COMMITMENTS AND CONTINGENCIES

     The Company currently has a $10 million unsecured revolving bank line of credit, with interest payable at the prime rate. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At July 31, 2000 borrowings, letter of credit acceptances or commitments of approximately $1.9 million were outstanding under this line. The Company also has a $10 million line of credit with another bank, which is not subject to a loan agreement. At July 31, 2000 there were no standby letters of credit outstanding under this line of credit. In fiscal 1997, the Company entered into agreements to lease buildings being constructed on land owned by the Company in San Jose, California and in Provo, Utah. The lessor has funded $223 million for construction of the buildings. The leases are for a period of seven years and can be renewed for two additional five year periods, by either the lender or the Company, subject to the approval of the other party. Rent obligations commenced during the second quarter of fiscal 1999 for the San Jose buildings and during the second quarter of fiscal 2000 for the Provo building. Annual rent under each agreement is determined by taking the portion of the committed amount actually utilized and associated capitalized interest accrued during the construction period multiplied by the secured interest rate. If the Company does not purchase the buildings, or arrange for the sale of the buildings, at the end of the lease, the Company will guarantee the lessor no more than 85% of the residual value of the buildings. The guaranteed residual value at July 31, 2000, was approximately $190 million. In addition, the agreement calls for the Company to maintain a specific level of restricted cash to serve as collateral for the leases and maintain compliance with certain financial covenants. The value of restricted cash held as collateral at July 31, 2000 was approximately $223.0 million, and is included in long-term investments. In February 1998, a suit was filed against Novell and certain of its officers and directors, alleging violation of federal securities laws. The lawsuit was brought as a purported class action on behalf of purchasers of Novell common stock from November 1, 1996 through April 22, 1997. The case is in its preliminary stages. Novell believes that the case is without merit, and intends to vigorously defend against the allegations. While there can be no assurance as to the ultimate disposition of the case, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows. The Company is a party to a number of legal claims arising in the ordinary course of business. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position, results of operations, or cash flows.


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


REVENUE BY PRODUCT CATEGORY                            FISCAL QUARTER ENDED              NINE MONTHS ENDED
---------------------------                      -------------------------------    ----------------------------
                                                      Jul. 31,          Jul. 31,         Jul. 31,       Jul. 31,
DOLLARS IN THOUSANDS                                      2000              1999             2000           1999
----------------------------------------------------------------------------------------------------------------

Directory-enabled server platforms                   $ 119,966        $ 169,266         $ 389,648      $ 483,910
Directory-enabled applications                          78,144            80,148          237,098        225,501
Service, education and consulting                       55,556            49,054          161,936        130,487
Pre-directory product revenue                          16,353            28,340            99,729         88,368
                                                  ------------      ------------      -----------     ----------
  Total net sales                                   $ 270,019         $ 326,808         $ 888,411      $ 928,266
                                                    ==========        ==========        =========      =========

     Sales outside the U.S. are comprised of sales to international customers in Europe, the Middle East, Canada, South America, and Asia Pacific. Other than sales in Ireland, international sales were not material individually in any other international location. For the first nine months of fiscal 2000 and fiscal 1999, sales to international customers were approximately $385 million and $421 million, respectively. In the first nine months of fiscal 2000 and fiscal 1999, 66% and 71%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total sales in either period. There were no customers accounting for more than 10% of total revenue during the first nine months of fiscal 2000. One multi-national distributor accounted for 11% of total revenue during the first nine months of fiscal 1999.


G.   NET INCOME PER SHARE

                                                         FISCAL QUARTER ENDED                NINE MONTHS ENDED
                                                      --------------------------         -------------------------
                                                       Jul. 31,          Jul. 31,         Jul. 31,         Jul. 31,
AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA               2000              1999             2000              1999
-------------------------------------------------------------------------------------------------------------------
Basic net income per share computation
     NET INCOME                                      $   8,572        $   49,311       $   84,427       $   116,935
-------------------------------------------------------------------------------------------------------------------
     WEIGHTED AVERAGE SHARES OUTSTANDING               325,315           334,488          326,336           335,735
-------------------------------------------------------------------------------------------------------------------
         Basic net income per share                  $    0.03        $     0.15       $     0.26       $      0.35
===================================================================================================================

Diluted net income per share computation
     NET INCOME                                      $   8,572         $  49,311       $   84,427        $  116,935
-------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                    325,315           334,488          326,336           335,735
Incremental shares attributable to exercise of
     OUTSTANDING OPTIONS (TREASURY STOCK METHOD)         1,944            16,463           10,634            15,461
-------------------------------------------------------------------------------------------------------------------
     TOTAL                                             327,259           350,951          336,970           351,196
-------------------------------------------------------------------------------------------------------------------
         Diluted net income per share              $      0.03       $      0.14      $      0.25        $     0.33
===================================================================================================================

H.   COMPREHENSIVE INCOME

     The components of comprehensive income (loss), net of tax, for the quarter and first nine months ended July 31, 2000 and 1999 were as follows:

                                                     FISCAL QUARTER ENDED                   NINE MONTHS ENDED
                                                --------------------------------      -----------------------------
                                                      Jul. 31,          Jul. 31,         Jul. 31,          Jul. 31,
DOLLARS IN THOUSANDS                                      2000              1999             2000              1999
-------------------------------------------------------------------------------------------------------------------
Net income                                           $   8,572         $  49,311       $   84,427      $   116,935
Change in net unrealized gain on investments           (32,329)            1,554          (52,110)          22,427
CHANGE IN CUMULATIVE TRANSLATION ADJUSTMENT               (176)             (732)            (253)            (821)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                          $ (23,933)        $  50,133       $   32,064      $   138,541
==================================================================================================================

     The components of accumulated other comprehensive income, net of related tax, at July 31, 2000 and 1999, are as follows:

                                                                        Jul. 31,         Oct. 31,
DOLLARS IN THOUSANDS                                                        2000             1999
-------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on investment                              $  (14,348)       $  37,762
CUMULATIVE TRANSLATION ADJUSTMENT                                         (2,826)          (2,573)
--------------------------------------------------------------------------------------------------
Accumulated other comprehensive income                                $  (17,174)       $  35,189
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

M.   SUBSEQUENT EVENTS

     On September 6, 2000, the Company announced it was reducing its workforce by approximately 16 percent, writing off certain assets, and implementing cost savings in an effort to improve the Company's business performance and to free up dollars to spend on key sales, marketing and development initiatives. The Company anticipates taking a restructuring charge related to these actions of approximately $40 to $50 million in its fourth fiscal quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially from the results discussed in such forward-looking statements as a result of a number of factors, which include, but are certainly not limited to, those set forth below in the sections entitled "Future Results," and "Euro Conversion." Readers should carefully review the risk factors described in other documents that the Company files from time to time with the Commission, including the Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q to be filed by the Company in Fiscal 2000.


INTRODUCTION

Novell, Inc., is a leading provider of Net services software that delivers services to secure and power all types of networks--the Internet, intranets, and extranets; wired to wireless; corporate and public--across leading operating systems. Novell's Net services software provides the foundation for one Net--a single global network that supports new applications and forms of business. Worldwide channel, consulting, education and technical support programs, along with strategic alliances, combine Novell Net services software with third-party products and services to form complete Net solutions.

RESULTS OF OPERATIONS

NET SALES

                                                          Q3                    Q3          YTD                 YTD
                                                        2000        CHG       1999         2000      CHG       1999
-------------------------------------------------------------------------------------------------------------------

Net sales (thousands)                              $ 270,019  (17.4)%    $ 326,808    $ 888,411  (4.3)%    $928,266
===================================================================================================================

Novell's products can be categorized into the following four areas, all within the directory-enabled networking software services segment.

o  Directory-enabled server platforms, which includes NetWare 4 and NetWare 5
o Directory-enabled applications products, or Net Services Software, which include NetWare for SAA host connectivity products, BorderManager, NDS integration and high availability service products, as well as collaboration and management products including GroupWise, ManageWise, and ZENworks
o Service, education and consulting revenue, which is generated from customer service, educational products and courses, and consulting for network solutions
o Pre-directory product revenue consisting of NetWare 3, non-directory-enabled infrastructure products and UNIX royalties

Revenue from the directory-enabled server platforms category decreased $49.3 million or 29% in the third quarter of 2000 compared to the third quarter of 1999. Year-to-date, directory-enabled server platform revenue decreased $94.3 million or 20%. These decreases are due primarily to the decline in the Company's packaged software business, which saw a decline in sales of 63% from the prior year third quarter and 54% year-to-date compared to the same period of 1999. Lower packaged software sales resulted from: o the Company's focus on building a direct sales force and organizational changes, o inadequate attention by the Company to its channel resellers in generating demand, training and support for Novell products,
   and
o the launch of competitor products, which shifted reseller's training and promoting efforts from Novell's products. In addition, the Company believes that a portion of the decline was due to lower demand related to post Y2K purchases.

Revenue from the directory-enabled applications products was $78.1 million in the third quarter of 2000 compared to $80.1 million in the third quarter of 1999. The 2.5% decrease was mainly due to decreased sales of the Company's management and collaboration products and NetWare for SAA, offset slightly by increased sales of Border Manager. At the end of the third quarter 2000, year-to-date directory-enabled applications product revenue was $237.1 million compared to $225.5 million for the same period of 1999. The increase in year-to-date revenue was driven by increased sales of management & collaboration products, Border Manager, NDS for NT and Solaris, and Single Sign-on, slightly offset by a decrease in NetWare for SAA.

Service, education and consulting revenues were $55.6 million and $49.1 million in the third quarter of 2000 and 1999, respectively. Year-to-date service, education and consulting revenues were $161.9 million and $130.5 million, in 2000 and 1999, respectively. The increase in the third quarter and year-to-date revenue was a result of increased directory-related consulting revenue, increased service revenue as a result of increased site licenses, and an overall growth in consulting.

Pre-directory products revenue was $16.4 million in the third quarter of 2000 compared to $28.3 million in the third quarter of 1999. Pre-directory products revenue year-to-date 2000 was $99.7 million compared to $88.4 million for the same period of 1999. The decrease in revenue from third quarter 1999 to 2000 was primarily due to the discontinuation of NetWare 3 products. The increase in year-to-date revenue was primarily the result of a $35.5 million royalty payment from Caldera, Inc., the principal portion of which relates to an antitrust settlement between Caldera, Inc. and Microsoft recorded in the second quarter of fiscal 2000, and higher royalty revenue related to the UNIX royalties. Without the Caldera revenue, year-to-date pre-directory products revenue would have decreased $24.2 million or 27% year-to-date compared to the same period of 1999. This decrease was due primarily to the lower sales through channel resellers and the announced discontinuation of the NetWare 3 products.

International sales represented 43% of total sales in the first nine months of 2000 compared to 45% in the first nine months of fiscal 1999. Without the effects of the Caldera revenue recorded in the U.S., international sales represented 45% of total sales in the first nine months of 2000. During the first nine months of fiscal 2000, international revenue decreased 8% and domestic revenue, excluding Caldera, decreased 8% compared to the same period of 1999. Internationally, weak sales in Europe more than offset increased sales in Japan and Canada causing the decline.

The Company is currently addressing the decline in sales, particularly the decrease in channel sales, in an effort to improve results in future periods. The Company has reorganized their sales force and product groups to better service its customers and to focus it resources on taking advantage of new opportunities . The Company anticipates these changes will take a couple of quarters to fully implement before realizing the benefits from these changes.

GROSS PROFIT

                                                        Q3                     Q3          YTD                  YTD
                                                      2000      CHG          1999         2000    CHG          1999
-------------------------------------------------------------------------------------------------------------------
Gross profit (thousands)                          $184,472    (26.4)%    $250,719     $639,266   (9.3)%    $705,043
Percentage of net sales                             68.3%                  76.7%        72.0%                 76.0%
==================================================================================================================

Gross profit as a percentage of sales decreased in the third quarter and year-to-date 2000 compared to the same periods of fiscal 1999 due primarily to the effects of decreased product sales levels, higher costs for services related to the Company's consulting business, and increased training and education costs. Year-to-date, these increases were slightly offset by the effects of the Caldera revenue and lower royalty costs. Excluding the Caldera revenue, gross profit as a percentage of sales would have been 70.1% year-to-date 2000.

OPERATING EXPENSES

                                                          Q3                   Q3         YTD                   YTD
                                                        2000      CHG        1999        2000        CHG       1999
-------------------------------------------------------------------------------------------------------------------
Sales and marketing (thousands)                    $ 123,991   14.0%    $ 108,806     $364,054   13.5%     $320,647
PERCENTAGE OF NET SALES                                 45.9%               33.3%         41.0%               34.5%
------------------------------------------------------------------------------------------------------------------
Product development (thousands)                    $  60,574    3.0%    $  58,782     $180,611    3.8%     $174,068
PERCENTAGE OF NET SALES                                 22.4%               18.0%         20.3%               18.8%
------------------------------------------------------------------------------------------------------------------
General and administrative (thousands)             $  18,790   (9.2)%   $  20,692     $ 58,715   (5.5)%    $ 62,102
PERCENTAGE OF NET SALES                                  7.0%                6.3%          6.6%                6.7%
------------------------------------------------------------------------------------------------------------------
Total operating expenses (thousands)               $ 203,355    8.0%    $ 188,280     $603,380    8.4%     $556,817
Percentage of net sales                                 75.3%               57.6%         67.9%               60.0%
==================================================================================================================

Sales and marketing expenses increased by $15.2 million, in the third quarter of fiscal 2000 and by $43.4 million year-to-date in fiscal 2000 compared to the same periods of fiscal 1999. Sales and marketing expenses fluctuate in any given period due to timing of product promotions, advertising or other discretionary expenses. Also during fiscal 2000, the Company increased its sales and marketing expenditures, where appropriate, in an effort to focus on improving future sales growth by reorganizing these groups around new geographies, solution selling, channel support and new product groups. Lower sales during fiscal 2000 caused sales and marketing expenses as a percentage of sales to increase.

Product development expenses increased $1.8 million in the third quarter and $6.5 million year-to-date in fiscal 2000 compared to the same periods of fiscal 1999. Product development expenses also increased as a percentage of net sales in the third quarter and year-to-date 2000 due to lower sales levels.

General and administrative expenses decreased in total during the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999, primarily due to lower operating costs, slightly offset by increased bad debt expense. Decreased sales levels in fiscal 2000 caused general and administrative expenses as a percentage of sales to increase in the third quarter of fiscal 2000 compared to the same period of fiscal 1999. Year-to-date general and administrative expenses decreased in total and as a percentage of sales as the Company continued to focus on controlling these types of costs.

On September 6, 2000, the Company announced it was reducing its workforce by approximately 16 percent, writing off certain assets, and implementing cost savings in an effort to improve the Company's business performance and to free up dollars to spend on key sales, marketing and development initiatives. The Company anticipates taking a restructuring charge related to these actions of approximately $40 to $50 million in its fourth fiscal quarter of 2000.

Workforce reductions are estimated to affect 900 positions and overall quarterly cost of doing business is expected to decrease by approximately $25 million beginning in the first fiscal quarter of 2001. Total quarterly savings from the restructuring are approximately $45 million, but increased spending on Net service related initiatives will offset approximately $20 million of the initial quarterly savings.


                                                                    YTD                                         YTD
                                                                   2000                CHANGE                  1999
-------------------------------------------------------------------------------------------------------------------
Employees                                                         5,479                 5.3%                  5,204
Annualized revenue per average employee (000's)                 $   222               (12.9)%                  $255
 Annualized net income per average employee (000's)             $ 21.0                (34.6)%                $ 32.1
===================================================================================================================

Headcount increased from the third quarter of 1999 to the third quarter of 2000, primarily due to increases in the education, consulting, worldwide sales, and product development areas.


OTHER INCOME, NET

                                                          Q3                    Q3         YTD                  YTD
                                                        2000        CHG       1999        2000       CHG       1999
-------------------------------------------------------------------------------------------------------------------
Other income, net (thousands)                       $ 30,787      409.0%    $6,049    $ 81,373    473.7%    $14,185
Percentage of net sales                                 11.4%                  1.9%        9.2%                 1.5%
===================================================================================================================

The primary component of other income, net is investment income, which was $32.9 million in the third quarter of fiscal 2000 compared to $10.3 million in the third quarter of fiscal 1999. Year-to-date investment income was $87.5 million in 2000 compared to $30.1 million in 1999. Included in investment income during the first nine months of 2000 were realized capital losses of $1.6 million and realized capital gains of $52.7 million. During the first nine months of 1999, realized capital losses were $56.3 million and realized capital gains were $49.4 million.

In addition to investment income, the Company recognized a gain on foreign currency and higher sublease income from an increase in subleases in fiscal 2000. This additional income was slightly offset by higher losses on fixed asset sales during the third quarter of fiscal 2000. During the first nine months of fiscal 1999, the Company incurred a loss on foreign currency and increased miscellaneous expenses related to the write-off of certain long-term investments.

INCOME TAXES

                                                          Q3                    Q3          YTD                 YTD
                                                        2000        CHG       1999         2000      CHG       1999
-------------------------------------------------------------------------------------------------------------------
 Income taxes (thousands)                           $  3,332   (82.6)%     $19,177    $  32,832  (27.8)%    $45,476
 Percentage of net sales                                 1.2%                  5.9%         3.7%               4.9%
 Effective tax rate                                     28.0%                 28.0%        28.0%              28.0%
 =================================================================================================================

The effective tax rate for fiscal 2000 is estimated to be 28%, the same as fiscal 1999.

NET INCOME AND NET INCOME PER SHARE

                                                          Q3                    Q3        YTD                   YTD
                                                        2000        CHG       1999       2000       CHG        1999
-------------------------------------------------------------------------------------------------------------------
Net income (thousands)                                $8,572    (82.6)%    $49,311     $84,427  (27.8)%    $116,935
Percentage of net sales                                  3.2%                 15.1%        9.5%               12.6%
Net income per share - basic                          $0.03                 $0.15       $0.26                $0.35
Net income per share - diluted                        $0.03                 $0.14       $0.25                $0.33
==================================================================================================================



LIQUIDITY AND CAPITAL RESOURCES

                                                                     Q3                                          Q4
                                                                   2000                CHANGE                  1999
-------------------------------------------------------------------------------------------------------------------
Cash and short-term investments (thousands)                    $676,642                (24.4)%             $895,404
Percentage of total assets                                         37.7%                                      46.1%
==================================================================================================================

Cash and short-term investments decreased by $218.8 million at July 31, 2000 from $895.4 million at October 31, 1999. During the first nine months of fiscal 2000, cash and short-term investments decreased due to cash outflows of $301.0 million for the repurchase of common stock, $237.0 million for net purchases of long-term investments and other long term investing activities, $36.9 million to increase collateral associated with certain long-term investments, and $43.4 million to purchase property, plant and equipment. These cash outflows were offset by $291.9 million provided from operating activities, $74.5 million from the issuance of common stock, and $33.1 million cash received from the sale of certain facilities in Orem, Utah.

The Company's investment portfolio includes equity securities with gross unrealized gains of $22.7 million and gross unrealized losses of $46.2 million as of July 31, 2000. Included in the Company's unrealized losses at July 31, 2000 was the Company's investment in marchFIRST, Inc., which had unrealized losses of $33.8 million. No other individual security had material unrealized losses as of the end of the second quarter 2000.

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

The Company's principal source of liquidity has been from operations. At July 31, 2000, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $18.1 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, strategic investments, product development and flexibility in a dynamic and competitive operating environment.

During the first nine months of fiscal 2000, the Company continued to generate cash from operations. The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. The Company believes that borrowings under the Company's credit facilities or public offerings of equity or debt securities are available if the need arises. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 2000 are anticipated to be approximately $65.0 million, but could be reduced if the growth of the Company is less than presently anticipated.

In July 1999, the Board of Directors authorized up to $500 million for the repurchase of outstanding shares of the Company's common stock through October 31, 2000. During the first half of fiscal 2000, 10.6 million shares were repurchased under this plan at a total cost of $301.0 million completing the repurchases under this plan. In August 2000, the Board of Directors authorized up to an additional $500 million for the repurchase of additional outstanding shares.

As the Company continues to consolidate its Utah operations to its Provo facility, the properties currently owned and occupied in Orem, Utah become unnecessary and are being sold. On May 5, 2000, the Company finalized the sale of a portion of these buildings. The remaining buildings are expected to be sold over the next two years.

FUTURE RESULTS

The Company's future results of operations involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from historical results are the following: changes in business conditions and the general economy; competitive factors such as rival operating systems, the Company's ability to respond and correct problems with declining sales through channel distributors, customer acceptance of new products and price pressures; availability of third-party compatible products at below market prices; risk of nonpayment of accounts or notes receivable; risks associated with foreign operations; risk of product line or inventory obsolescence due to shifts in technologies or market demand; timing of software product introductions; market fluctuations of investment securities; and litigation. In addition, there is no certainty that the changes the Company is making to address declining sales and efforts to reduce expenses will result in increased sales, lower overall expenses or increased profitability in future periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, the Company utilizes currency forward contracts and currency options. The Company does not use derivative financial instruments for speculative or trading purposes, and no derivative financial instruments were outstanding at July 31, 2000.

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

The Company is exposed to equity price risks on equity securities included in its portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the high-technology industry sector. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in equity prices would result in an approximate $7 million decrease in the fair value of the Company's available-for-sale securities.

The Company is also exposed to market risk related to certain of its long-term investments. These include investments in start-up software and internet companies, long-term equity securities and venture capital funds. The Company typically does not attempt to reduce or eliminate its market exposure on these investments. If these investments were permanently impaired, a 10% adverse change in the market value of these investments could result in an approximate $19 million decrease in the value of the Company's recorded investments.

All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial position at July 31, 2000. Actual results may differ materially.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on April 11, 2000 for the following purposes:

1.  To elect nine directors.
2.  To approve the adoption of the Novell, Inc. 2000 Stock Plan.
3. To ratify the appointment of Ernst & Young, LLP, as independent auditors for Novell, Inc.

The following tables set forth the outcome of the matters voted upon at the meeting and the number of votes cast for, against or withheld.

    Proposal #1
    Election of Directors
                                             Votes For            Votes Withheld
      Eric. E. Schmidt                      293,659,694              2,045,422
      John A. Young                         293,522,735              2,182,381
      Elaine R. Bond                        293,493,148              2,211,968
      Hans-Warner Hector                    293,609,792              2,095,324
      Reed E. Hundt                         293,572,124              2,132,992
      William N. Joy                        293,650,262              2,054,854
      Jack L. Messman                       293,519,313              2,185,803
      Richard L. Nolan                      293,588,508              2,116,608
      Larry W. Sonsini                      254,405,846             41,299,270

    Proposal #2
    To approve the adoption of the Novell, Inc 2000 Stock Plan

    Votes For             Votes Against          Votes Abstained
   193,301,545             100,392,858              2,011,751

    Proposal #3
    To ratify the appointment of Ernst & Young, LLP, as independent auditors for Novell, Inc.

    Votes For             Votes Against          Votes Abstained
   293,638,940              1,123,079                944,285

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit
NUMBER                         DESCRIPTION
  27*                          Financial Data Schedule

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended July 31, 2000.



*Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NOVELL, INC.
                                  (Registrant)



Date:  September 13, 2000                                     /S/ DR. ERIC SCHMIDT
                                                              -----------------------------------
                                Dr. Eric Schmidt
                                                              Chairman of the Board and
                                                              Chief Executive Officer
                                                              (Principal Executive Officer)



Date:  September 13, 2000                                     /S/ DENNIS R. RANEY
                                                              -----------------------------------
                                 Dennis R. Raney
                                                              Chief Financial Officer
                                                              (Principal Financial Officer)



Date:  September 13, 2000                                     /S/ RON FOSTER
                                                              -----------------------------------
                                   Ron Foster
                                                              Vice President and Corporate Controller
                                                             (Principal Accounting Officer)