Form 10-K
period 2000-10-31
NOVELL INC
filed 2001-01-26
CIK 758004

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

MARK ONE

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ________________ .

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates on December 31, 2000 (based on the last reported price of the Common Stock on the NASDAQ National Market System on such date) was $1,652,513,180. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

     As of December 31, 2001 there were 317,722,033 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2001, are incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  NOVELL, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................      9
Item 3.   Legal Proceedings...........................................     10
Item 4.   Submission of Matters to a Vote of Security Holders.........     10

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     12
Item 6.   Selected Financial Data.....................................     13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     14
Item 7a.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     22
Item 8.   Financial Statements and Supplementary Data.................     24
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     46

PART III
Item 10.  Directors and Executive Officers of the Registrant..........     46
Item 11.  Executive Compensation......................................     46
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     46
Item 13.  Certain Relationships and Related Transactions..............     46

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     47

                                  NOVELL, INC.

                                   FORM 10-K

                                     PART I

     In addition to historical information, this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. The Company's actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause such a difference include, but are certainly not limited to, those discussed in the section in Item I entitled "Competition" and "Additional Factors Affecting Financial Results and Stock Price" and the section in Item 7 entitled "Risk Factors Affecting Future Results of Operation." Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2001. All period references are to the Company's fiscal years ended October 31, 2000, 1999, and 1998, unless otherwise indicated.

ITEM 1. BUSINESS

THE COMPANY

     Novell is a leading provider of Net services software. Novell Net services(R) secure and simplify networks and enable businesses and governments to accelerate their moves to a one Net solution. Net services from Novell make networks more manageable and secure, and integrate a complete range of computer platforms, applications, services and devices. Novell maintains worldwide channel, developer, education, consulting and technical support programs that support network solutions.

     The Company was incorporated in Delaware on January 25, 1983. Novell's executive offices are located at 1800 South Novell Place, Provo, Utah 84606. Its telephone number at that address is (801) 861-7000.

     The Company markets its products through 34 U.S. and 73 international sales offices. The Company licenses its products through site-license agreements that are either sold directly by Novell, or service providers and software distribution channel partners. The Company also distributes licenses as packaged software products that are resold by systems integrators and other value-added resellers. In addition, Novell products are licensed to original equipment manufacturers.

     The Company primarily conducts product development activities in San Jose, California; Provo and Orem, Utah; Ireland, and India. It also contracts out some product development activities to third-party developers.

     Changes in the economic and business environment for network software have occurred in the last several years, which have led to strategic and operational changes at Novell. The Company has evolved its business to focus on Net services software applications, which support highly distributed network solutions and capitalize on the growth of the Internet. Novell has expanded its Net services offerings around open Internet standards and its own eDirectory(TM) network infrastructure products. The Company's education and training, service and support, and consulting business has also been refocused and expanded to provide support for new Net services based solutions.

Novell annual report 2000                                                      1
--------------------------------------------------------------------------------
-------------

     In fiscal 2000, the Company experienced a rapid decline in traditional packaged software license distribution by computer resellers, a post Y2K slowdown in IT-spending, increased competition and lengthened selling cycles for new network solutions. The Company reorganized around four product and services groups effective in fiscal 2000: Net Management Services; Net Directory Services; Net Content Services and Novell Customer Services. As a result of this reorganization, the Company restructured in the fourth quarter of fiscal 2000, reducing its total full-time employee base by 13 percent. In part, the decline in packaged software license delivery reflects the Company's shift away from individual product licenses delivered by resellers to lower cost site-licensing agreements that are more appropriate for Net services solutions deployed across networks of numerous computers.

BUSINESS STRATEGY

     Novell is a leading provider of Net services software that delivers services to secure and power all types of networks -- the Internet, intranets, and extranets; wired to wireless; corporate and public -- across leading operating systems. Novell's Net services software provides the foundation for "one Net" -- a single global network that supports new applications and forms of business. Worldwide channel, consulting, education and technical support programs, along with strategic alliances, combine Novell Net services software with third-party products and services to form complete Net solutions.

     Novell's network solutions provide essential network management, messaging and groupware capabilities integrated through Novell's directory services. Networks are inherently a varied mix of infrastructure, computer systems, applications and other devices. Novell software provides the framework and applications for managing, maintaining and accessing the information and services of these networks.

     Today, businesses are rapidly developing corporate intranets that leverage the broad range of capabilities of the Internet. Novell has oriented all of its products to Internet standards, enabling customers to increase the performance of traditional local and wide area networks.

PRINCIPAL MARKETS AND SEGMENT AND GEOGRAPHIC INFORMATION

     Novell sells its products, technologies and solutions primarily to large-scale corporations, government entities, and educational institutions, resellers and distributors both domestically and internationally. The Company has traditionally operated in one business segment, directory-enabled networking software and services. All products, technologies and solutions were evaluated as a single unit. Segment disclosures and geographical information for fiscal years 2000, 1999, and 1998 are presented in Part II, Item 8, Footnote M. of this report.

PRODUCTS, TECHNOLOGIES AND SOLUTIONS

     As a result of the Company's restructuring during the fourth quarter of fiscal 2000, the Company reorganized operations, including products, technologies and solutions, into four business units. Beginning in fiscal 2001, these business units will be classified as follows:

     Net Directory Services. Novell's Net Directory business includes all of the NDS(R) eDirectory solutions as well as iChain(TM), and DirXML(TM).

     Novell Directory Services(R) (NDS) eDirectory is a key part of Novell's strategy for providing unique value in business intranets and the Internet. NDS eDirectory can maintain a replicated database of users, network equipment, computer systems, applications, files and other network resources. It provides distributed access control that is secure, manageable, can be centrally administered, and allows for information resources to be administered across computer networks. NDS eDirectory is integrated with the Company's NetWare(R) 4.x and 5.x server operating system. Novell also provides NDS eDirectory for NT that integrates with Microsoft's Windows NT*, and NDS eDirectory for Solaris* along with other versions that integrate with

 2                                                     Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------
various other operating systems. NDS eDirectory provides full support for Internet protocols, including the lightweight directory access protocol (LDAP). With NDS eDirectory on leading server platforms, Novell and its partners will provide value-added network services software that use the directory as a foundation. Novell's ZENworks(R) for Desktops and ZENworks for Servers products are examples. Both of these products allow customers to manage desktops and servers throughout their network utilizing Novell's directory.

     iChain is a trusted e-business network providing a common security and management framework for integrating e-business applications. Through its integration with directories, executive reporting program systems, applications, databases and Web servers, iChain provides a bridge between intranets and extranets. iChain utilizes Novell's eDirectory, benefiting from its security, manageability and scalability. With iChain, users can be assigned privileges reflecting their role in business processes and can be provided customized, secure access to information and services based on their identity. Regardless of network platform, iChain integrates enterprise, e-commerce, and extranet directories. iChain integrates more Internet and de facto standards than any other directory, enabling it to easily interoperate with existing technology investments as well as take advantage of current leading edge and future standards-based applications.

     DirXML is a data sharing service flexible enough to accommodate most applications, databases, or directories. DirXML extends the data replication and synchronization capabilities of NDS eDirectory to other data sources, eliminating the isolation of data among various applications. As a data sharing service, DirXML and NDS eDirectory allow the automation of business process data flow. Through rules and policies stored in NDS eDirectory, not only can DirXML manage the flow of data, but the authoritative sources of data are also preserved and enforced. DirXML is event driven, so the changes to data are propagated through a business environment in real-time.

     Net Management Services. Novell's Net Management business includes all NetWare products, collaboration products (GroupWise(R) Novell Internet Messaging System(TM) (NIMS(TM)) and Portal Services), and management products (ZENworks, ManageWise(R) and BorderManager(R)).

     NetWare 5.1 integrates new Web and application server technologies that extend an organization's reach into the worlds of e-business and Web-based network management. Tools such as IBM WebSphere Application Server 3.0, Standard Edition and NetWare Enterprise Web Server simplify the once intricate processes of Web application development, deployment, and management. Support for Microsoft Office 2000, open standards, strong security, and an outstanding developer toolset combine with Internet and intranet technology to make NetWare
5.1 the best platform for deploying powerful, Web-based applications.

     GroupWise is a seamless, cross-platform collaboration and messaging system that is ideal for businesses of all sizes. With GroupWise organizations communicate across intranets and the Internet simply and easily. GroupWise makes it easy for individuals to gather, access, and communicate information.

     Novell's Internet Messaging System (NIMS) leverages NDS eDirectory and provides corporations, Internet Service Providers (ISPs) and Application Service Providers (ASPs) with a highly scalable Internet messaging system for hosting and centrally managing millions, even billions, of user accounts.

     Novell Portal Services (NPS) provides all the right resources to the right person in one simple Web page. Relevant information, resources, tools and applications from any local, remote or Web source can be directly accessed through a standard browser. Portal users get access to everything -- in one place. Using secure identity management, NPS authenticates access and manages connections ensuring that relevant resources are available to the right individuals.

     Novell ZENworks for Desktops is currently one of the only directory-enabled desktop management solution. With NDS eDirectory, it simplifies networking for users, cuts administrative costs, and helps businesses manage change. Novell ZENworks for Servers automates server management so that administrators can focus on the IT issues that really matter. ZENworks for Servers is a comprehensive server management solution that provides policy-based server management, and highly scalable server-to-server

Novell annual report 2000                                                      3
--------------------------------------------------------------------------------
-------------
distribution. ZENworks for Servers increases control of local and remote servers while cutting administrative cost.

     ManageWise manages and remotely controls an entire network and reduces the total cost of ownership. ManageWise allows users to accomplish all management tasks from a single point of administration. Users can also monitor NDS eDirectory, manage NetWare and Windows NT servers, analyze network traffic, and keep track of network inventory and health reporting -- all from a single location. In addition, early-warning alarms help prevent downtime by alerting users to problems before they impact network performance.

     Novell BorderManager is a complete Internet security management suite with which businesses can leverage the power of NDS eDirectory on NetWare, NT, and UNIX* networks. This standards-based suite allows organizations of all sizes to cost-effectively deploy industry leading firewall, authentication, virtual private network (VPN), and caching services for comprehensive security protection. Taking advantage of tight integration with NDS eDirectory, BorderManager is the first security management solution to deliver secure single sign-on for users accessing confidential company information from the Internet, intranet or extranet.

     Net Content Services. Novell's Net Content business provides products and services that improve the web experience by accelerating the delivery of web content.

     Novell Internet Caching System(TM) (ICS) is an appliance technology that empowers Internet-enabled organizations to gain customer loyalty and increase employee productivity by significantly decreasing Internet wait times. Novell Internet Caching System-based appliances continue to demonstrate superior performance at independent caching benchmark events.

     Novell Content Exchange allows web-hosting centers around the world to offer fully-managed services that combine site acceleration, unlimited site scalability, and Internet content transformation and redistribution on-the-fly. Novell has created Novell Content Exchange to address Web site speed and reliability, which directly affect the success of e-businesses. This fully managed, Web-content acceleration service ensures that a site's visitors can access Web pages with speed and consistency, regardless of traffic volumes.

     Novell's Content Exchange technology has resulted in significant business partnerships with Global Center, Akamai, Foundry Networks and Mirror Image Internet.

     Novell Customer Services. Novell Customer Services is composed of Technical Services, Education and Consulting Services. Novell Technical Services has an established infrastructure worldwide with support centers in the United States, Europe and Asia. These centers have established quality standards with ISO 9001 certification around the world. Novell Technical Services offers a wide variety of flexible support offerings, bringing critical network issues to a quick and efficient resolution. Premium Services includes around-the-clock direct access to Novell's most experienced engineers. Dedicated Support Engineer, Primary Support Engineer, and Account Management programs allow customers to build an ongoing support relationship with Novell.

     Novell Education is a pioneer in the networking certification arena. Novell Education has issued over 700,000 certifications to IT professionals around the world. Novell Education continues to demonstrate innovative leadership in the IT certification and training industry with new programs focused on Novell's Directory and on the Internet. In addition to the Certified Novell Engineer(SM) (CNE(R)) certification program, Novell Education offers a Certified Directory Engineer(SM) (CDE(SM)) certification program. Both CNE and CDE students receive advanced technical telephone support (Level II) from Novell. Resellers, independent support organizations, or Novell Support Organizations (NSOs) may employ CNE and CDE certification holders.

     Novell Education also offers education to end users through nearly 700 independent Novell Authorized Education Centers(SM) (NAEC(SM)) and 600 Novell Education Academic Partners(SM) (NEAP(SM)) worldwide,

 4                                                     Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------
which use Novell-developed courses to instruct students in the use and maintenance of Novell products. This year, Novell launched its Professional Education Programs business to deliver an expanded portfolio of training and education assessment services to partners, customers and employees worldwide. The Professional Education Programs business offers both instructor led and e-Learning solutions to customers directly and through Novell's Authorized Education Channel. Education has also established quality standards and recently gained ISO 9001 certification.

     Novell Consulting is responsible for delivering advanced consultative expertise to Novell's customers and partners throughout the world. Novell Consulting, using proven methodologies, designs and delivers technology-based business solutions focusing on Internet, intranet, extranet, and e-Business. Novell Consulting also delivers expertise in design, planning, and implementation of Novell's Net Directory, Net Management, and Net Content products, allowing all types of networks to work together as one Net.

PROGRAMS

     Technical Support Alliance. In May 1991, Novell announced the formation of the Technical Support Alliance (TSA), with 40 current members including Apple, Compaq, Hewlett-Packard, Intel, IBM, Lotus, Microsoft, and Oracle. The TSA was organized to provide one-stop multi-vendor support. Member companies provide cooperative efforts to support their customers.

     Certified Novell Engineer Program. Through the Certified Novell Engineer
(CNE) program, Novell is strengthening the networking industry's Level I support self-sufficiency. CNE certificate holders are individuals who receive high-level training, information, and high-level skills to administer Novell and other networks.

     Certified Directory Engineer Program. Through the CDE program, Novell is strengthening the directory industry's Level II support self-sufficiency. CDE certificate holders are individuals who receive high-level directory training and skills to administer eBusinesses and eDirectories in the Net economy.

STRATEGIC RELATIONSHIPS

     Development Partners. When customers request that Novell add a new service or function to its products, Novell investigates the most effective way to deliver that functionality to the user. In certain situations, Novell will determine that the best way to add a new service or function to its products is to form a strategic relationship with a company that has expertise in that area. By forming strategic relationships, the combination of Novell's core expertise in Net services solutions and the strategic partner's expertise in the given product area combine to deliver a better solution faster than if Novell attempted to develop it alone.

     Systems Partners. Novell forms strategic relationships with companies who have complementary software and hardware. The resulting solution is a powerful combination of products that deliver enterprise-wide connectivity solutions. These strategic partners include system suppliers like IBM, Compaq and HP, as well as system integration experts like Deloitte & Touche, Cap Gemini Ernst & Young, and Perot Systems.

     Application Partners. Novell works closely with application developers to provide integrated software products and support for end users. As Net services and directory solutions grow in importance, this program will help assure broad availability of well integrated, multi-vendor applications.

     Enterprise Consulting Partners. Leading systems integrators and consulting organizations work with Novell to deliver distributed client/server solutions for customers with large enterprise-wide networks.

     In November 1999, Novell and marchFIRST, formerly Whittman-Hart, formed a strategic alliance to accelerate the deployment of Novell Directory Services
(NDS) in enterprise and e-business solutions. The alliance will enable both companies to satisfy the needs of mid-sized businesses for secure, manageable e-business solutions that span the enterprise and the Internet. In connection with this alliance, Novell invested $100 million in marchFIRST in exchange for shares of marchFIRST's common stock. In addition, the

Novell annual report 2000                                                      5
--------------------------------------------------------------------------------
-------------
companies agreed to jointly develop customized NDS solutions for mid-sized businesses. Further, marchFIRST agreed to establish a "Solutions Development Center" to train employees in regard to these solutions and demonstrate them to customers. marchFIRST will train over 600 consultants in NDS and other Novell-related solutions, including qualification of these consultants as Novell Certified Directory Engineers(SM).

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

PRODUCT DEVELOPMENT

     Due to the rapid pace of technological change in its industry, Novell believes that its future success will depend, in part, on its ability to enhance and develop its software products to satisfactorily meet dynamic market needs. Product development expenses for the fiscal years 2000, 1999, and 1998, are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report.

     Novell's move to a business unit environment has resulted in the product development groups having greater direct interaction with customers. It has also led to increased interaction between business groups within Novell resulting in better solutions for customers. Business unit developers work with consulting and support to solve specific customer problems and in the process generate integrated solutions that can be used more broadly.

     Product development activities are placed strategically throughout the world to translate, test and meet the needs of our customers world wide. Novell's commitment to deliver world class products that simplify, secure and accelerate the Net means continued investment in product development.

SALES AND MARKETING

     Novell markets its networking and Net Services products through distributors, dealers, vertical market resellers, systems integrators, and OEMs who meet the Company's criteria, as well as to major end users. In addition, the Company conducts sales and marketing activities and provides technical support, training, and field service to its customers from its offices in San Jose, California; Provo and Orem, Utah; and from its 34 U.S. and 73 international sales offices.

     Distributors. Novell has established a network of independent distributors, which resell the Company's products to dealers, VARs, and computer retail outlets. As of December 31, 2000, there were 2 U.S. distributors and approximately 40 international distributors.

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

 6                                                     Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

     End Users. Generally, the Company refers prospective end-user customers to its resellers. However, the Company has the internal resources to work directly with major end users and has developed U.S. and international master license agreements with approximately 1,800 of them to date. Additionally, some upgrade products are sold directly to end users. Customers can also purchase some products and services through Novell's commercial website, ShopNovell(SM), or be directed to a Dealer or Reseller near their geographic location.

     International Sales. In fiscal 2000, 1999, and 1998, approximately 43%, 45%, and 42%, respectively, of the Company's net sales were to customers outside the U.S. Approximately 45% of all international sales have been invoiced by the Company in U.S. dollars. The exceptions to the U.S. dollar invoicing are Japanese Yen sales through the Company's joint venture in Japan, Indian Rupee sales through the Company's joint venture in India and certain sales from its distribution center in Dublin, Ireland. No one foreign country accounted for more than 10% of net sales in any period. In fiscal 1999 and 1998, the Company had one multinational distributor, which accounted for 11% and 15% of revenue, respectively. Otherwise, no customer accounted for more than 10% of revenue in any of the last three fiscal years. For information regarding risk related to foreign operations, see Part II, Item 7, "Risk Factors Affecting Future Results of Operations."

     Marketing. The Company's marketing activities include distribution of sales literature, press releases, advertising, periodic product announcements, support of NetWare user groups, publication of technical and other articles in the trade press, and participation in industry seminars, conferences, and trade shows. The marketing departments of the Company employ technical laboratories, which test and evaluate networked computer equipment and individual devices. The knowledge derived from these laboratories is the basis for the technical literature published by the Company. These activities are designed to educate the market about Net services solutions in general, as well as to promote the Company's products. Through the Professional Developers Program, the Company strongly supports independent software and hardware vendors in developing products that work with Novell Net services solutions. Thousands of multiuser application software packages are now compatible with Net services. In March 2000, the fifteenth annual BrainShare Conference was held to inform and educate developers about Novell product strategy, Novell open architecture programming interfaces, and Novell third-party product certification programs.

MANUFACTURING SUPPLIERS

     The Company's products, which consist primarily of software diskettes and manuals, are duplicated by outside vendors. This allows the Company to minimize the need for expensive capital equipment in an industry in which multiple high-volume manufacturers are available. The company does not rely on a single provider for its raw materials, nor has it encountered problems with its existing suppliers.

BACKLOG

     Lead times for the Company's products are typically short. Consequently, the Company does not believe that backlog is a reliable indicator of future sales or earnings. The Company's practice is to ship its products promptly upon the receipt of purchase orders from its customers and, therefore, backlog is not significant.

COMPETITION

     Novell competes in the highly competitive market for computer software. Novell believes that the principal competitive factors are technical innovation to meet dynamic market needs, marketing strength, system/performance, customer service and support, reliability, ease of use, security, and price/performance.

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

Novell annual report 2000                                                      7
--------------------------------------------------------------------------------
-------------
obtain favorable sales terms or necessary compatibility or information with respect to other products, may significantly inhibit the Company's ability to grow its business. In addition, as Microsoft creates new operating systems and applications, there can be no assurance that Novell will be able to ensure that its products will be compatible with those of Microsoft.

     Additionally, the Company may face competition from other industry companies, which could introduce competitive products. If any of these competing products achieves market acceptance, Novell's business and results of operations could be materially adversely affected.

COPYRIGHT, LICENSES, PATENTS AND TRADEMARKS

     The Company relies on copyright, patent, trade secret and trademark law, as well as provisions in its license, distribution and other agreements in order to protect its intellectual property rights. The Company has been issued what it considers to be valuable patents and has numerous other patents pending. No assurance can be given that the patents pending will be issued or, if issued, will provide protection for the Company's competitive position. The Company has an increasing concern that computer industry companies that have huge financial resources and patent portfolios such as Lucent, AT&T, Microsoft, and IBM, will increasingly assert patent infringement claims against smaller companies such as Novell. While Novell has no reason to think it would not have defensible claims, the cost and time of defending such claims can be significant. Although Novell intends to protect its patent rights vigorously, there can be no assurance that these measures will be successful or that the claims on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the Company's technology or the circumvention of its patent protection by competitors could have a material adverse effect on the Company's ability to compete successfully in its business.

     The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. The Company has from time to time had infringement claims asserted by third parties against it and its products. While there are no known or pending threatened claims against the Company that are expected to result in unsatisfactory resolution that would have a material adverse effect on the Company's results of operations and financial condition, there can be no assurance that such third party claims will not be asserted, or if asserted, will be resolved in a satisfactory manner. In addition, there can be no assurance that third parties will not assert other claims against the Company with respect to any third-party technology. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company.

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

SEASONALITY

     The Company often experiences a higher volume of sales at the end of each quarter and during the fourth quarter.

EMPLOYEES

     As of December 31, 2000, the Company had 4,893 employees. The functional distribution of its employees was: sales and marketing -- 1,652; product development -- 1,258; general and administrative --

 8                                                     Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

644; service, support, education, and operations -- 1,339. Of these, 1,834 employees are in locations outside the U.S. All other Company personnel are based at the Company's facilities in Utah, California, and various U.S. field offices. None of the employees is represented by a labor union, and the Company considers its employee relations to be excellent.

     Competition for qualified personnel in the computer industry is intense. To make a long-term relationship with the Company rewarding, Novell endeavors to give its employees challenging work, educational opportunities, competitive wages, sales commission plans, bonuses, and opportunities to participate financially in the ownership and success of the Company through stock option and stock purchase plans.

ADDITIONAL FACTORS AFFECTING FINANCIAL RESULTS AND STOCK PRICE

     In addition to factors described above under "Competition" that may adversely affect the Company's earnings and stock price, other factors may also adversely affect the Company's earnings and stock price, including but not limited to:

     - competition for qualified employees

     - delays in the introduction of new products

     - success of new products or technologies

     - stock market fluctuations unrelated to Company performance

For further discussion of risks the Company faces, please refer to the sections entitled "Risk Factors Affecting Future Results of Operations" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part II, Item 7 of this filing.

ITEM 2. PROPERTIES

     The Company owns 218,873 square feet of office space and leases an additional 235,274 square feet of office space in a business complex in Orem, Utah. Approximately 101,000 square feet of the owned property and all of the leased space is used by the Company as a product development center and for administrative offices. The remaining square-feet of the owned property is leased to various tenants.

     The Company also owns and occupies a 500,000 square-foot office complex and leases approximately 437,000 square feet on 46 acres in Provo, Utah, which is used as corporate headquarters and a product development center. Additionally, the Company owns approximately 48 acres of land in San Jose, California on which it leases a 545,000 square-foot office complex, which is used as a product development center and administrative offices, of which approximately 270,000 square-feet is subleased to various tenants.

     The Company also has the capacity to expand on its land in San Jose, California, and in Provo and Orem, Utah.

     In addition, the Company also owns a 380,000 square-foot manufacturing and distribution facility on 23 acres in Lindon, Utah, 338,000 square feet of which is leased to a third party, and a 100,000 square-foot office building in Herndon, Virginia, 80,000 square-feet of which is leased to third party tenants.

     Internationally, the Company owns a 72,000 square-foot office building in the United Kingdom and a 42,000 square foot building in the Netherlands, both of which are used for administrative offices.

     The Company leases sales and support offices in Arizona, California (6), Colorado, Connecticut, Florida (2), Georgia, Illinois, Massachusetts (2), Michigan, Minnesota, Missouri (2), New York (2), Ohio (3), Oregon, Pennsylvania
(2), Tennessee, Texas (4), Utah, and Washington. The Company also leases an office in Berkeley Heights, New Jersey, which is used for certain product development efforts.

Novell annual report 2000                                                      9
--------------------------------------------------------------------------------
-------------

     The Company has subsidiaries in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Colombia, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, New Zealand, Norway, Philippines, Poland, Portugal, Puerto Rico, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, and
Uruguay -- each of which leases its facilities.

     The terms of the above leases vary from month to month to up to ten years. The Company believes that its existing facilities are adequate to meet its current requirements and it anticipates that suitable additional or substitute space will be available, as necessary, pursuant to terms that are favorable to the Company.

ITEM 3. LEGAL PROCEEDINGS

     In February 1998, a suit was filed against Novell and certain of its officers and directors, alleging violation of federal securities laws. The lawsuit was brought as a purported class action on behalf of purchasers of Novell common stock from November 1, 1996, through April 22, 1997. The Federal District Court recently dismissed the original complaint, however, the plaintiffs have filed an amended complaint in the U.S. District Court for the District of Utah in an effort to remedy inadequacies in the original complaint; Novell intends to seek dismissal of the amended complaint and believes that the case is without merit. If the case continues, Novell intends to vigorously defend against the allegations. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

     In January 2001, Novell is scheduled to begin a jury trial in a suit filed against Novell by Lantec, Inc. The suit was filed in January 1995 in the U.S. District Court for the District of Utah claiming alleged anti-trust violations arising from Novell's acquisition of the GroupWise technology. Novell intends to vigorously defend against the claims. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

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

Executive Officers of the Registrant

     Set forth below are the names, ages, and titles of the persons currently serving as executive officers of Novell.

                                     HAS BEEN
                                     OFFICER
            NAME              AGE     SINCE                     POSITION OR OFFICE
            ----              ---    --------                   ------------------
Eric E. Schmidt.............  45       1997      Chairman of the Board and Chief Executive Officer
Stewart G. Nelson...........  40       1997      Executive Vice President, Chief Operating Officer
Dennis R. Raney.............  58       1998      Executive Vice President, Chief Financial Officer
                                                 (Chief Financial and Accounting Officer)
Richard A. Nortz............  56       1997      Senior Vice President, Worldwide Sales

     Eric E. Schmidt joined the Company in March 1997, as chief executive officer and became Chairman of the Board and Chief Executive Officer in April 1997. Prior to joining Novell, he served as Chief Technology

 10                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

Officer from February 1994 to March 1997 at Sun Microsystems, Inc. (Sun), a supplier of network computing solutions. In his 14 years at Sun, he held a range of progressively more responsible executive positions.

     Stewart G. Nelson joined the Company in June 1994 through the WordPerfect merger and has served in various product development positions. From October 1996 to September 1997 he served as Vice President of Applications. In October 1997, he was elected a corporate officer as Senior Vice President of Applications, in June 1998 he became Senior Vice President of Product Development, in November 1999 he was named Senior Vice President, Marketing and Products and in November 2000 he was appointed Executive Vice President and Chief Operating Officer. Prior to joining Novell, he held various product development positions at WordPerfect from 1987 to 1994.

     Dennis R. Raney joined the Company in March 1998 as Chief Financial Officer and was elected a corporate officer. In June 1998, he became Senior Vice President and Chief Financial Officer. In November 2000 he was named Executive Vice President and Chief Financial Officer. Prior to joining Novell, from February 1997 to December 1997 he was the Chief Financial Officer at QAD, Inc., an enterprise software company. From May 1996 to February 1997 he was Executive Vice President, Chief Financial Officer of California Microwave, microwave radio business. He also held positions as Chief Financial Officer position at General Magic and Senior Vice President and Chief Financial Officer at Bristol-Meyers Squibb Pharmaceutical Group. Prior to this he spent 24 years at Hewlett-Packard in various finance, international and real estate positions.

     Richard A. Nortz joined the Company in October 1995 as Senior Vice President, Technical Services. In February 1997, he became Senior Vice President, Customer Services and was elected a corporate officer. In June 2000 he was appointed Senior Vice President Worldwide Sales. Prior to joining Novell, he was Senior Vice President for Wang Laboratories' worldwide customer service business from 1991 to 1995, and also spent time as acting General Manager of Wang's European Operations.

Novell annual report 2000                                                     11
--------------------------------------------------------------------------------
-------------

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The following chart sets forth the high and low closing prices of the Company's Common Stock during each quarter of the last two fiscal years:

                                    FIRST     SECOND      THIRD     FOURTH     FISCAL
                                   QUARTER    QUARTER    QUARTER    QUARTER     YEAR
                                   -------    -------    -------    -------    -------
FISCAL 2000
Common stock price per share
  High...........................  $39.938    $43.063    $18.938    $12.250    $43.063
  Low............................  $18.438    $19.188    $ 7.969    $ 7.719    $ 7.719
FISCAL 1999
Common stock price per share
  High...........................  $20.750    $28.125    $31.188    $27.000    $31.188
  Low............................  $13.938    $17.250    $21.813    $16.063    $13.938

     On December 30, 1999 Novell, Inc. acquired all of the issued and outstanding shares of JustOn, Inc., a California corporation, by a payment of cash and 477,394 shares of unregistered common stock to the shareholders of JustOn, Inc. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

     On February 4, 2000, Novell acquired the assets of PGSoft, Inc., a California corporation, by a payment of cash and 185,627 shares of unregistered common stock to PGSoft, Inc. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

     Novell's common stock trades in the over-the-counter market under the NASDAQ symbol "NOVL." No dividends have been declared on the Company's common stock. The Company has no current plans to pay cash dividends and intends to retain its earnings for use in its business. There were 8,982 shareholders of record at December 31, 2000.

 12                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

ITEM 6. SELECTED FINANCIAL DATA

                                                                FISCAL YEAR ENDED
                                       -------------------------------------------------------------------
                                       OCTOBER 31,   OCTOBER 31,   OCTOBER 31,   OCTOBER 31,   OCTOBER 26,
                                          2000          1999          1998          1997          1996
                                       -----------   -----------   -----------   -----------   -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
Net sales............................  $1,161,735    $1,272,820    $1,083,887    $1,007,311    $1,374,856
Gross profit.........................     834,337       974,979       825,992       726,403     1,065,406
Income (loss) from operations........     (31,582)      223,052        98,446      (200,004)      108,944
Income (loss) from operations before
  restructuring......................      16,310            --            --      (144,669)      127,386
Income (loss) before taxes...........      70,672       243,836       141,634      (150,570)      179,988
Income tax expense (benefit).........      21,202        53,089        39,658       (72,274)       53,997
Net income (loss)....................      49,470       190,747       101,976       (78,296)      125,991
Net income (loss) before
  restructuring......................      85,367            --            --       (44,320)      125,260
Net income (loss) per share
  Basic..............................  $      .15    $      .57    $      .29    $     (.22)   $      .35
  Diluted............................  $      .15    $      .55    $      .29    $     (.22)   $      .35
  Diluted before restructuring.......  $      .25            --            --    $     (.13)   $      .35
BALANCE SHEET
Cash and short-term investments......  $  698,193    $  895,404    $1,007,167    $1,033,473    $1,024,755
Working capital......................     552,281       895,984     1,021,005     1,148,426     1,225,987
Total assets.........................   1,712,346     1,942,319     1,924,112     1,910,649     2,049,466
Shareholders' equity.................   1,245,085     1,492,241     1,493,498     1,565,417     1,615,509

     See the results of operations for discussion of data comparisons.

Novell annual report 2000                                                     13
--------------------------------------------------------------------------------
-------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. All forward-looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially from the results discussed in such forward-looking statements as a result of a number of factors, which include, but are certainly not limited to, those set forth below in the MD&A sections entitled "Risk Factors Affecting Future Results of Operations," "Euro Conversion," "Financial Market Risks," and those factors set forth in sections of Item 1 of this Form 10-K entitled "Competition" and "Additional Factors Affecting Earnings and Stock Price."

INTRODUCTION

     Novell is a leading provider of Net services software. Novell Net services secure and simplify networks and enable businesses and governments to accelerate their moves to a one Net solution. Net services from Novell make networks more manageable and secure, and integrate a complete range of computer platforms, applications, services and devices. Novell maintains worldwide channel, developer, education, consulting and technical support programs that support network solutions.

     The Company markets its products through 34 U.S. and 73 international sales offices. The Company licenses its products through site-license agreements that are either sold directly by Novell, or by service providers and software distribution channel partners. The Company also distributes licenses as packaged software products that are resold by systems integrators and other value-added resellers. In addition, Novell products are licensed to original equipment manufacturers.

     Changes in the economic and business environment for network software have occurred in the last several years, which have led to strategic and operational changes at Novell. The Company has evolved its business to focus on Net services software applications, which support highly distributed network solutions and capitalize on the growth of the Internet. Novell has expanded its Net services offerings around open Internet standards and its own eDirectory network infrastructure products. The Company's education and training, service and support, and consulting business has also been refocused and expanded to provide support for new Net services based solutions.

     In fiscal 2000, the Company experienced a rapid decline in traditional packaged software license distribution by computer resellers, a post Y2K slowdown in IT-spending, increased competition and lengthened selling cycles for new network solutions. The Company reorganized around four product and services groups effective in fiscal 2000: Net Management Services; Net Directory Services; Net Content Services; and Novell Customer Services. The Company restructured in the fourth quarter of fiscal 2000, reducing its total full-time employee base by 13 percent. In part, the decline in packaged software license delivery reflects the Company's shift away from individual product licenses delivered by resellers to lower cost site-licensing agreements that are more appropriate for Net services solutions deployed across networks of numerous computers.

 14                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

RESULTS OF OPERATIONS

Net sales

                                                  2000     CHANGE     1999     CHANGE     1998
                                                 ------    ------    ------    ------    ------
Net sales (millions)...........................  $1,162      (9)%    $1,273      17%     $1,084

     Beginning in fiscal 2001, products will be categorized according to the Company's new business units. Financial information for the new business units is not yet available for fiscal 2000, 1999, and 1998; therefore, discussion of the results for these years will be presented according to the following product categories, all within the directory-enabled networking software services segment.

     - Directory-enabled server platforms, which includes NetWare 4 and NetWare
       5

     - Directory-enabled applications products, or Net Services Software, which include NetWare for SAA* host connectivity products, BorderManager, ICS (Internet Caching System), NDS integration and high availability server products, as well as collaboration and management products including GroupWise, ManageWise, and ZENworks

     - Service, education and consulting revenue, which is generated from customer service, educational products and courses, and consulting for network solutions

     - Pre-directory product revenue consisting of NetWare 3, non-directory-enabled infrastructure products and UNIX royalties

     Directory-enabled server platforms revenue was $501 million in fiscal 2000, compared to $659 million in fiscal 1999 and $534 million in fiscal 1998. The decrease from fiscal 1999 to fiscal 2000 was primarily the result of the decline in sales of the older NetWare 4 products, partially offset by increased sales of NetWare 5. NetWare sales have been affected by lower sales of boxed product through the Company's distribution channel, which decreased significantly year over year, from 27% of total revenue in fiscal 1999 to only 8% of total revenue in fiscal 2000. NetWare licensing revenue has increased slightly to help offset some of this decline. The increase from fiscal 1998 to fiscal 1999 was primarily the result of a full year of NetWare 5 sales in fiscal 1999, which more than offset the early declines in NetWare 4 sales. NetWare 5 was introduced in the fourth quarter of fiscal 1998. The directory-enabled server platforms product line represented 43% of total revenue in fiscal 2000 compared to 52% of total revenue in fiscal 1999 and 49% of total revenue in fiscal 1998.

     Revenue from directory-enabled applications products was $327 million in fiscal 2000 compared to $315 million in fiscal 1999 and $227 million in fiscal 1998. The increase in fiscal 2000 revenue compared to fiscal 1999 is primarily the result of continued unit sales growth in the Company's management and collaboration products, ICS and BorderManager, and NDS for NT. The increase in fiscal 1999 revenue compared to fiscal 1998 was also the result of strong unit sales growth in management and collaboration products, NDS for NT, and BorderManager. Several of the management and collaboration products and BorderManger were introduced in fiscal 1998 and have helped to increase directory-enabled applications revenue each quarter. Directory-enabled applications revenue represented 28% of total revenue in fiscal 2000 compared to 25% of total revenue in fiscal 1999 and 21% of total revenue in fiscal 1998.

     Service, education and consulting revenue was $217 million in fiscal 2000 compared to $181 million in fiscal 1999 and $129 million in fiscal 1998. The increase in fiscal 2000 revenue compared to fiscal 1999 is primarily the result of increased growth in the service and consulting areas as the Company continued to focus its efforts on growing these areas. The increase in fiscal 1999 revenue compared to fiscal 1998 was primarily the result of the Company's continued focus on expanding the service, education and consulting business. Service, education and consulting revenues were 19% of total revenue in fiscal 2000 compared to 14% of total revenue in fiscal 1999 and 12% of total revenue in fiscal 1998.

Novell annual report 2000                                                     15
--------------------------------------------------------------------------------
-------------

     Revenue from pre-directory products was $116 million in fiscal 2000 compared to $118 million in fiscal 1999 and $194 million in 1998. The slight decrease in fiscal 2000 revenue was due primarily to the discontinuation of NetWare 3 offset somewhat by a one-time royalty settlement of $36 million from Caldera, Inc., the principal portion of which relates to an antitrust settlement between Caldera, Inc. and Microsoft. The decrease in fiscal 1999 revenue compared to fiscal 1998 was primarily due to the one-time benefit of $36 million in Tuxedo royalty income in fiscal 1998 and the decline in sales of older, pre-directory products. Pre-directory revenues were 10% of total revenue in fiscal 2000 compared to 9% of total revenue in fiscal 1999 and 18% of total revenue in fiscal 1998.

     Sales outside the U.S., comprised of sales to international customers in Europe, the Middle East, Canada, South America, and Asia Pacific, represented 43% of total revenue in fiscal 2000 compared to 45% of total revenue in fiscal 1999 and 42% of total revenue in fiscal 1998. Sales outside the U.S. decreased in fiscal 2000 from fiscal 1999 primarily due to weak sales in Europe and to the declining value of the Euro and other European currencies. International sales increased as a percentage of total revenue in fiscal 1999 compared to fiscal 1998 due to strong sales in Europe.

Gross profit

                                                     2000    CHANGE    1999    CHANGE    1998
                                                     ----    ------    ----    ------    ----
Gross profit (millions)............................  $834     (14)%    $975      18%     $826
Percentage of net sales............................    72%               77%               76%

     The decrease in gross profit from fiscal 1999 to fiscal 2000 is due primarily to the decrease in overall sales and increased service and consulting costs. In addition, gross profit as a percentage of sales decreased in fiscal 2000 due to a change in the mix of sales as software sales decreased and education and consulting revenues, which typically carry lower margins, increased as a percentage of total revenue. The increase in the gross profit percentage in fiscal 1999 compared to 1998 was primarily attributable to lower inventory management costs as the Company continued to tighten its management of product flowing into its indirect distribution channel. In addition, overhead and material costs as a percentage of revenue were lower in fiscal 1999 compared to 1998 due to increased sales and the shift in mix to multi-product licenses rather than from the inventory-intensive distribution channel.

Operating expenses

                                                     2000    CHANGE    1999    CHANGE    1998
                                                     ----    ------    ----    ------    ----
Sales and marketing (millions).....................  $496      14%     $434       9%     $399
Percentage of net sales............................    43%               34%               37%
Product development (millions).....................  $235      --      $234      (1)%    $236
Percentage of net sales............................    20%               18%               22%
General and administrative (millions)..............  $ 87       5%     $ 84     (10)%    $ 93
Percentage of net sales............................     8%                7%                9%
Restructuring charges (millions)...................  $ 48      --        --      --        --
Percentage of net sales............................     4%               --                --
Total operating expenses (millions)................  $866      15%     $752       3%     $728
Percentage of net sales............................    75%               59%               67%

     Operating expenses increased in absolute dollars in fiscal 2000 compared to fiscal 1999 due primarily to a $48 million restructuring charge and increased advertising and promotional spending to promote Novell brand recognition. Operating expenses also increased as a percentage of net sales in fiscal 2000 compared to fiscal 1999 due to decreased revenue. Operating expenses increased slightly in absolute dollars in fiscal 1999 compared to fiscal 1998 due to additional spending in the sales and marketing areas for new product

 16                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------
introductions and sales force expansion. As a percentage of net sales, operating expenses in fiscal 1999 decreased compared to fiscal 1998 due to a larger increase in revenue and the Company's continued efforts to bring these expenses in line with industry leading benchmarks.

     Sales and marketing expenses increased 14% in fiscal 2000 compared to fiscal 1999 due primarily to costs related to sales force training and development and increased spending for advertising and promotion. In fiscal 2000, the Company began a large-scale marketing promotion, including print and television advertising, which it traditionally had not done. Sales and marketing expenses increased by 9% in fiscal 1999 compared to fiscal 1998 primarily due to increased sales commissions on higher revenues, sales force expansion, and increased corporate marketing expenses related to the launch of new products. Sales and marketing expenses can fluctuate as a percentage of net sales in any given period due to product promotions, advertising, and other discretionary expenses.

     Product development expenses have remained relatively flat over the last three fiscal years. The increase as a percentage of sales from fiscal 1999 to fiscal 2000 is primarily due to lower sales levels. Product development expenses decreased by 1% in fiscal 1999 compared to fiscal 1998 due to continued focus on operational control.

     General and administrative expenses increased 5% from fiscal 1999 to fiscal 2000 primarily due to higher bad debt expense and increased consulting fees. General and administrative expenses decreased in total and as a percentage of sales in fiscal 1999, compared to fiscal 1998 reflecting the Company's efforts to manage these costs as well as benefits from the workforce reductions in 1997 and the consolidation of certain functions in 1998.

     During the fourth quarter of fiscal 2000, the Company incurred $48 million of pre-tax, restructuring charges resulting from the Company's plan to change its business strategy to address changes in the market due to technology changes, customer demands, and methods of distribution. The new business strategy focuses on a Net services business model and on electronic or e-solutions. This included a reorganization of the Company into new business units, refocusing research and development efforts, analyzing profitability of products and discontinuing unprofitable ones, defining sales and marketing efforts to be more customer-oriented and market driven, and adjusting the overall cost structure given current revenue levels. The charge included $17 million of severance for a reduction in workforce of approximately 700 personnel, $5 million for redundant facilities, $23 million for abandonment of technologies that no longer fit with the Company's strategic focus, and $3 million for other related charges. The Company also realigned its remaining resources to better manage and control its business. As a result of this reorganization, the Company estimates that its operating expenses will be reduced by approximately $40 million per quarter through fiscal 2001, before increased strategic expenditures.

     Of the total $48 million charge, cash payments of $13 million was paid out during the year and accruals of $14 million remain as of October 31, 2000, primarily related to severance to be paid during fiscal 2001 and redundant facility charges.

                                                  2000     CHANGE     1999     CHANGE     1998
                                                 ------    ------    ------    ------    ------
Employees......................................   4,893     (10)%     5,430      19%      4,557
Revenue per average employee (000's)...........  $  225              $  254              $  232

     Fiscal 2000 headcount decreased compared to fiscal 1999 due to the restructuring. The Company reduced its headcount by approximately 700 employees as the Company restructured its resources to better align with expected business levels and its new business strategy. In fiscal 1999, headcount increased reflecting the growth in the Company's sales, with the largest increases coming from worldwide sales, product development

Novell annual report 2000                                                     17
--------------------------------------------------------------------------------
-------------
and network and directory consulting areas. The Company continues to monitor headcount to ensure the Company is in line with industry leading benchmarks.

Other income, net

                                                       2000    CHANGE    1999    CHANGE    1998
                                                       ----    ------    ----    ------    ----
Other income, net (millions).........................  $102     392%     $21      (52)%    $43
Percentage of net sales..............................     9%               2%                4%

     The primary component of other income, net, is net investment income, which was $109 million, $41 million, and $45 million in fiscal 2000, 1999, and 1998, respectively. In fiscal 2000, the Company realized higher gains on the sale of equity securities compared to fiscal 1999. Lower average cash balances due to the repurchase of common stock during fiscal 1999 kept investment income flat compared to fiscal 1998. Other income, net, excluding investment income, increased in fiscal 2000 compared to fiscal 1999 primarily due to lower investment write-offs and increased foreign currency translation gains. Other income, net, excluding investment income, decreased in fiscal 1999 compared to fiscal 1998 primarily due to the write-off of certain long-term investments, partially offset by the negative minority interest impact of profit improvements in the Company's Japanese subsidiary.

Income tax expense

                                                        2000    CHANGE    1999    CHANGE    1998
                                                        ----    ------    ----    ------    ----
Income tax expense (millions).........................  $21      (60)%    $53       34%     $40
Percentage of net sales...............................    2%                4%                4%
Effective tax rate....................................   30%               22%               28%

     Absent restructuring charges in 2000 and the Internal Revenue Service ("IRS") settlement in 1999, the effective tax rate for 2000, 1999 and 1998 was 28% which is lower than the federal statutory rate of 35% primarily due to research credits, tax exempt income and low taxed foreign earnings. The overall effective tax rate for fiscal 2000 was higher than the effective tax rate for fiscal 1999 due to a portion of the fiscal 2000 restructuring costs being non-deductible for tax purposes and the settlement with the IRS in fiscal 1999. The effective tax rate for fiscal 1999 was lower than the effective tax rate for fiscal 1998 due to the settlement the Company reached with the IRS.

     At October 31, 2000, the Company had gross deferred tax assets of $120 million. A portion of these assets is realizable based on the Company's ability to offset existing deferred tax liabilities. Realization of the remaining portion of these assets is dependent on the Company's ability to generate approximately $400 million of future taxable income. Management believes that sufficient income will be earned in the future to realize these assets. Management will evaluate the realizability of the deferred tax assets quarterly and assess the need for valuation allowances.

 18                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

Net income and net income per share

                                                      2000    CHANGE    1999    CHANGE    1998
                                                      ----    ------    ----    ------    ----
Net income (millions).............................    $ 49     (74)%    $191      87%     $102
Percentage of net sales...........................       4%               15%                9%
Net income before restructuring (millions)........    $ 85      --        --      --        --
Net income per share
  Basic...........................................    $.15     (74)%    $.57      97%     $.29
  Diluted.........................................    $.15     (73)%    $.55      90%     $.29
  Diluted before restructuring....................    $.25      --        --      --        --

     Net income per share decreased in fiscal 2000 compared to fiscal 1999 due primarily to decreased revenue, a $48 million (pre-tax) restructuring charge, and increased sales and marketing expenses, as discussed above. Net income per share increased in fiscal 1999 compared to fiscal 1998 due to the increased revenue and profitability discussed above, along with the decrease in the number of shares outstanding due to the Company's stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

                                                       OCTOBER 31,              OCTOBER 31,
                                                          2000        CHANGE       1999
                                                       -----------    ------    -----------
Cash and short-term investments (millions)...........     $698         (22)%       $895
Percentage of total assets...........................       41%                      46%

     Cash and short-term investments decreased to $698 million at October 31, 2000 from $895 million at October 31, 1999, and $1,007 million at October 31, 1998. The fiscal 2000 decrease can be attributed to $318 million used to repurchase common stock, $206 million invested in long-term and venture capital funds, $62 million used for other long-term investing activities, $58 million of cash used for expenditures on property, plant and equipment, and $37 million cash used to increase the cash reserved as collateral for building leases. These expenditures were partially offset by $342 million provided by operating activities, $88 million provided by issuances of common stock, and $54 million provided from the sale of buildings on the Company's Orem, Utah campus.

     During the year, the Company continued to consolidate its Utah operations to its Provo facility making the properties currently owned and occupied in Orem, Utah unnecessary. In May and October 2000, the Company finalized the sale of a portion of these buildings. The remaining buildings are expected to be sold during the first half of fiscal 2001.

     The Company's investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of the Company's investment portfolio is invested in equity securities and mutual funds, which incur market risk.

     The Company's combined short and long term investment portfolio includes securities with net unrealized losses of $80 million, before effects of deferred taxes, as of October 31, 2000. The majority of the Company's unrealized losses are due to the Company's investment in marchFIRST, which is carried at fair market value. marchFIRST's earnings and stock price has continued to decline since fiscal year end; however, they have taken steps to address this by restructuring the company and raising $150 million of venture capital in December 2000. The Company will continue to monitor the status of this investment.

     The Company's principal source of liquidity continues to be from operations. At October 31, 2000, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $18 million under its credit facilities. The Company's liquidity needs are principally for financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

Novell annual report 2000                                                     19
--------------------------------------------------------------------------------
-------------

     The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. The Company believes that borrowings under the Company's credit facilities or public offerings of equity or debt securities are available if the need arises. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 2001 are anticipated to be approximately $65 million, but could be reduced if the growth of the Company is less than presently anticipated. The Company also intends to commit an additional $30 million during fiscal 2001 to venture capital funds.

     During the fourth quarter of 2000, the Board of Directors authorized the use of up to $500 million for the repurchase of additional outstanding shares of the Company's common stock through October 31, 2001. As of October 31, 2000, $17 million had been spent to repurchase 1.8 million shares under this plan. In July 1999, the Board of Directors authorized up to $500 million for the repurchase of outstanding shares of the Company's common stock through October 31, 2000. As of October 31, 2000, all $500 million had been used to repurchase outstanding shares at an average price of $25.16 per share.

Euro Conversion

     On January 1, 1999, 11 of the 15 members of the European Union established fixed conversion rates among their existing sovereign currencies and adopted the Euro as their common legal currency. At the end of a three-year transition period during which companies may choose to operate either in the Euro or national currencies, the legacy currencies will be eliminated. In June 1998, the Company formed a cross-functional team to assess the impact of the conversion on the Company's operations and to address associated issues.

     The Company is currently conducting transactions in the Euro and expects to have all affected information systems fully converted by April 2001. Novell does not expect the Euro conversion to have a material effect on its competitive position or financial results.

RISK FACTORS AFFECTING FUTURE RESULTS OF OPERATIONS

     The Company's future results of operations involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from historical results are the following: business conditions and the general economy; competitive factors, such as rival operating systems, directories and applications; acceptance of new products and price pressures; availability of third-party compatible products at below market prices; risk of nonpayment of accounts or notes receivable; risks associated with foreign operations; risk of product line or inventory obsolescence due to shifts in technologies or market demand; timing of software product introductions; market fluctuations of investment securities; and litigation.

  Our Financial Results May Vary

     The Company often experiences a higher volume of sales at the end of the quarter and during the fourth quarter. Because of this, fixed costs that are out of line with sales levels may not be detected until late in any given quarter. As a result, results of operations could be adversely affected, and even produce a loss.

     Operating results have been and may also be affected by other factors including, but not limited to:

     - timing of orders from customers and shipments to customers

     - product mix, a shift from higher margin products, such as licensing, to lower margin products or services, such as boxed products

     - delays or problems with our fulfillment agents

     - impact of foreign currency exchange rates on the price of our products in international locations

 20                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

     - our inability to respond to the decline in sales through the distribution channel

     - our inability to derive benefits from the restructuring and new corporate strategy

  We Face Intense Competition for Attracting and Retaining Qualified Personnel in the Computer Industry

     The ability of the Company to maintain its competitive technological position will depend, in large part, on its ability to attract and retain highly qualified development and managerial personnel. Competition for such personnel is intense and there is a risk of departure due to the competitive environment in the software industry. The loss of a significant group of key personnel would adversely affect the Company's performance. Over the past year, the Company has lost several of its vice presidents. The failure to successfully promote and hire suitable replacements in a timely manner could have a material adverse effect on the Company's business.

  We Have Experienced Delays in the Introduction of New Products Due to Various Factors

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

  We May Not Be Successful at Introducing New Technologies

     Another goal of the Company is to achieve widespread acceptance and adoption of Novell's Net Services and e-solutions products, Directory Services
(NDS), and the products and applications that take advantage of directory services. The Company's ability to achieve success with its Net Services and NDS solutions is dependent on a number of factors including but not limited to the following: development of key Net Services and directory products and upgrades, the acceptance of those products by large industry partners, the marketing of those products through appropriate channels of distribution, and the acceptance of those products in major accounts. The Company has only had limited success in introducing new technologies and there can be no assurance of success with Net Services or NDS solutions.

  Our Existing Product Sales May Deteriorate More Rapidly than Sales of Our New Products Increase

     The Company has several existing products, which it has been selling and upgrading for many years. Technology shifts or competition could occur causing sales of these products to decline at a faster rate than the Company is able to increase sales of new products or technologies.

  We Face Risks from Our International Operations

     The Company has sales offices in countries worldwide. It also has significant operations in Ireland and Japan, and conducts product development in India. International operations are subject to inherent risks

Novell annual report 2000                                                     21
--------------------------------------------------------------------------------
-------------
including, but not limited to: fluctuating currency exchange rates, longer payment cycles, difficulties in managing multiple offshore operations, increased tariffs and duties, price controls, restrictions on foreign currencies, trade barriers, and political unrest. These factors could have a material impact on our financial condition in the future.

  Our Long-term and Venture Capital Fund Investments Could Become Impaired

     Included in the Company's investment portfolio are investments made for strategic business purposes, such as marchFIRST, and investments through the Novell Venture Fund. Novell Venture Fund investments are in private companies, generally small capitalization stocks in the high-technology industry sector, and funds managed by venture capitalists. The value of these investments is dependent on the performance, successful acquisition, and/or initial public offering of the investees. Some or all of these investments could become permanently impaired in the future requiring the Company to record investment losses.

  Our Stock Price Will Fluctuate

     The Company's future earnings and stock price could be subject to significant volatility, particularly on a quarterly basis. Due to analysts' expectations of continued growth, any such shortfall in earnings can be expected to have an immediate and significant adverse effect on the trading price of Novell's Common Stock in any given period. Revenue fluctuations may also contribute to the volatility of the trading price of Novell Common Stock in any given period.

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

     Novell believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, product mix, and profits are all influenced by a number of factors, such as those discussed above.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate some of these risks, the Company utilizes currency forward contracts and currency options. The Company does not use derivative financial instruments for speculative or trading purposes, and no derivative financial instruments were outstanding at October 31, 2000.

  Interest Rate Risk

     The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $6 million decrease (approximately 1%) in the fair value of the Company's available-for-sale securities.

 22                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

  Market Risk

     The Company also holds available-for-sale equity securities in its short-term investment portfolio. A 10% adverse change in prices of these short-term equity securities would result in an approximate $3 million decrease in the fair value of the Company's short-term investments.

     In addition, the Company invests in long-term equity securities, included in its portfolio of investments, for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the high-technology industry sector, both public and private. Because of the nature of these investments, the Company is exposed to equity price risks. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of October 31, unrealized losses on long-term public equity securities totaled $83 million, the majority of which pertains to the Company's investment in marchFIRST. A 10% adverse change in equity prices of long-term equity securities would result in an approximate $14 million decrease in the fair value of the Company's available-for-sale securities.

  Foreign Currency Risk

     The Company hedges currency risks of investments denominated in foreign currencies with currency forward contracts. Gains and losses on these foreign currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to the Company. A substantial majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily Japanese yen and certain other Asian and European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, the Company has established balance sheet hedging programs. Currency forward contracts and currency options are utilized in these hedging programs. The Company's hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If the Company did not hedge against foreign currency exchange rate movement, an adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $11 million.

     All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial position at October 31, 2000. Actual results may differ materially.

Novell annual report 2000                                                     23
--------------------------------------------------------------------------------
-------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOVELL, INC.

                                                              PAGE
                                                              ----
Consolidated Statements of Operations.......................   25
Consolidated Balance Sheets.................................   26
Consolidated Statements of Shareholders' Equity.............   27
Consolidated Statements of Cash Flows.......................   28
Notes to Consolidated Financial Statements..................   29
Report of Ernst & Young LLP, Independent Auditors...........   44

 24                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

                                  NOVELL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FISCAL YEAR ENDED
                                                         -----------------------------------------------
                                                          OCTOBER 31,      OCTOBER 31,      OCTOBER 31,
                                                             2000             1999             1998
                                                         -------------    -------------    -------------
                                                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..............................................    $1,161,735       $1,272,820       $1,083,887
Cost of sales..........................................       327,398          297,841          257,895
                                                           ----------       ----------       ----------
Gross profit...........................................       834,337          974,979          825,992
Operating expenses:
  Sales and marketing..................................       495,985          434,339          398,532
  Product development..................................       234,571          234,032          235,744
  General and administrative...........................        87,471           83,556           93,270
  Restructuring charge.................................        47,892               --               --
                                                           ----------       ----------       ----------
          Total operating expenses.....................       865,919          751,927          727,546
Income (loss) from operations..........................       (31,582)         223,052           98,446
Other income (expense):
  Investment income....................................       109,390           41,472           44,727
  Other, net...........................................        (7,136)         (20,688)          (1,539)
                                                           ----------       ----------       ----------
Other income, net......................................       102,254           20,784           43,188
Income before taxes....................................        70,672          243,836          141,634
Income tax expense.....................................        21,202           53,089           39,658
                                                           ----------       ----------       ----------
Net income.............................................    $   49,470       $  190,747       $  101,976
                                                           ==========       ==========       ==========
Weighted average shares outstanding:
  Basic................................................       326,621          334,460          350,525
  Diluted..............................................       335,034          349,393          356,437
Net income per share:
  Basic................................................    $      .15       $      .57       $      .29
  Diluted..............................................    $      .15       $      .55       $      .29

                See notes to consolidated financial statements.

Novell annual report 2000                                                     25
--------------------------------------------------------------------------------
-------------

                                  NOVELL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               OCTOBER 31,      OCTOBER 31,
                                                                  2000             1999
                                                              -------------    -------------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT
                                                                SHARE AND PER SHARE DATA)
Current assets:
  Cash and short-term investments...........................    $  698,193       $  895,404
  Receivables, less allowances ($33,469 -- 2000,
     $36,318 -- 1999).......................................       196,672          284,510
  Inventories...............................................         2,621            3,753
  Prepaid expenses..........................................        26,120           47,738
  Deferred and refundable income taxes......................        60,109           60,266
  Other current assets......................................        23,644           43,945
                                                                ----------       ----------
          Total current assets..............................     1,007,359        1,335,616
Property, plant, and equipment, net.........................       290,104          347,012
Long-term investments.......................................       383,583          229,114
Other assets................................................        31,300           30,577
                                                                ----------       ----------
          Total assets......................................    $1,712,346       $1,942,319
                                                                ==========       ==========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   85,050       $   85,037
  Accrued compensation......................................        54,546           62,778
  Accrued marketing liabilities.............................        13,632           11,449
  Other accrued liabilities.................................        59,644           50,133
  Income taxes payable......................................        39,043           57,085
  Deferred revenue..........................................       203,163          173,150
                                                                ----------       ----------
          Total current liabilities.........................       455,078          439,632
Minority interests..........................................        12,183           10,446
Shareholders' equity:
  Common stock, par value $.10 per share
     Authorized -- 600,000,000 shares Issued -- 327,618,192
     shares, 2000; 326,593,911 shares, 1999.................        32,762           32,659
  Additional paid-in capital................................            --               --
  Retained earnings.........................................     1,319,853        1,432,624
  Accumulated other comprehensive income (loss).............       (84,427)          35,189
  Other.....................................................       (23,103)          (8,231)
                                                                ----------       ----------
          Total shareholders' equity........................     1,245,085        1,492,241
                                                                ----------       ----------
          Total liabilities and shareholders' equity........    $1,712,346       $1,942,319
                                                                ==========       ==========

                See notes to consolidated financial statements.

 26                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

                                  NOVELL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                     COMMON    COMMON    ADDITIONAL                    OTHER
                                      STOCK     STOCK     PAID-IN      RETAINED    COMPREHENSIVE
                                     SHARES    AMOUNT     CAPITAL      EARNINGS    INCOME (LOSS)    OTHER        TOTAL
                                     -------   -------   ----------   ----------   -------------   --------    ----------
                                                                    (AMOUNTS IN THOUSANDS)
Balance -- October 31, 1997........  350,938   $35,094   $ 378,582    $1,188,361     $ (29,431)    $ (7,189)   $1,565,417

Stock issued from stock plans......    7,675       767      55,130            --            --       (1,032)       54,865
Stock plans' income tax benefits...       --        --      10,261            --            --           --        10,261
Shares cancelled...................      (20)       (2)       (212)           --            --           --          (214)
Shares repurchased and retired.....  (21,000)   (2,100)   (242,864)           --            --           --      (244,964)
Amortization of unearned stock
  compensation.....................       --        --          --            --            --        2,825         2,825
Unrealized gain on investments.....       --        --          --            --         4,419           --         4,419
Cumulative translation
  adjustment.......................       --        --          --            --        (1,087)          --        (1,087)
Net income.........................       --        --          --       101,976            --           --       101,976
                                                                                                               ----------
Comprehensive income...............       --        --          --            --            --           --       105,308
                                     -------   -------   ---------    ----------     ---------     --------    ----------
Balance -- October 31, 1998........  337,593   $33,759   $ 200,897    $1,290,337     $ (26,099)    $ (5,396)   $1,493,498

Stock issued from stock plans......   11,946     1,194     102,690            --            --       (6,251)       97,633
Stock plans' income tax benefits...       --        --      50,659            --            --           --        50,659
Shares cancelled...................      (94)       (9)     (2,409)           --            --           --        (2,418)
Shares repurchased and retired.....  (22,851)   (2,285)   (351,837)      (48,460)           --           --      (402,582)
Amortization of unearned stock
  compensation.....................       --        --          --            --            --        3,416         3,416
Unrealized gain on investments.....       --        --          --            --        62,108           --        62,108
Cumulative translation
  adjustment.......................       --        --          --            --          (820)          --          (820)
Net income.........................       --        --          --       190,747            --           --       190,747
                                                                                                               ----------
Comprehensive income...............       --        --          --            --            --           --       252,035
                                     -------   -------   ---------    ----------     ---------     --------    ----------
Balance -- October 31, 1999........  326,594   $32,659   $      --    $1,432,624     $  35,189     $ (8,231)   $1,492,241

Stock issued from stock plans......   12,997     1,300     119,469            --            --      (29,848)       90,921
Stock plans' income tax benefits...       --        --      22,918            --            --           --        22,918
Stock issued for acquisitions......      645        65      17,301            --            --           --        17,366
Shares cancelled...................     (265)      (27)     (4,690)           --            --        2,156        (2,561)
Shares repurchased and retired.....  (12,353)   (1,235)   (154,998)     (162,241)           --           --      (318,474)
Amortization of unearned stock
  compensation.....................       --        --          --            --            --       12,820        12,820
Unrealized loss on investments.....       --        --          --            --      (118,956)          --      (118,956)
Cumulative translation
  adjustment.......................       --        --          --            --          (660)          --          (660)
Net income.........................       --        --          --        49,470            --           --        49,470
                                                                                                               ----------
Comprehensive loss.................       --        --          --            --            --           --       (70,146)
                                     -------   -------   ---------    ----------     ---------     --------    ----------
Balance -- October 31, 2000........  327,618   $32,762   $      --    $1,319,853     $ (84,427)    $(23,103)   $1,245,085
                                     =======   =======   =========    ==========     =========     ========    ==========

                See notes to consolidated financial statements.

Novell annual report 2000                                                     27
--------------------------------------------------------------------------------
-------------

                                  NOVELL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FISCAL YEAR ENDED
                                                              -----------------------------------------
                                                              OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                                 2000           1999           1998
                                                              -----------    -----------    -----------
                                                                       (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................   $  49,470     $   190,747    $   101,976
Adjustments to reconcile net income to net cash provided by
  operating activities
  Depreciation and amortization.............................      81,909          70,156         76,170
  Stock plans' income tax benefits..........................      22,918          50,659         10,261
  Restructuring charge......................................      22,635              --             --
  Decrease (increase) in receivables........................      87,838         (52,718)       (32,953)
  Decrease (increase) in inventories........................       1,132            (191)         7,094
  Decrease (increase) in prepaid expenses...................      21,618          15,427         (5,480)
  Decrease in deferred and refundable income taxes..........      18,610          38,979         43,662
  Decrease (increase) in other current assets...............      20,301          (9,276)           848
  Increase in current liabilities, net......................      15,446          24,937         92,739
                                                               ---------     -----------    -----------
         Net cash provided by operating activities..........     341,877         328,720        294,317
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net.............................      88,360          95,215         54,650
  Repurchases of common stock...............................    (318,474)       (402,582)      (244,964)
                                                               ---------     -----------    -----------
         Net cash (used) by financing activities............    (230,114)       (307,367)      (190,314)
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant, and equipment...........     (57,811)        (69,181)       (57,375)
  Proceeds from the sale of property, plant and equipment...      53,579              --             --
  Purchases of short-term investments.......................    (839,645)     (1,743,695)    (2,048,391)
  Maturities of short-term investments......................     644,655       1,346,432      1,490,661
  Sales of short-term investments...........................     348,519         689,910        535,405
  Increase in restricted cash...............................     (36,881)        (91,668)       (83,107)
  Purchases of long-term investments........................    (206,272)        (37,358)       (12,498)
  Other.....................................................      (2,639)          2,983         18,252
                                                               ---------     -----------    -----------
         Net cash (used) provided by investing activities...     (96,495)         97,423       (157,053)
Total increase (decrease) in cash and cash equivalents......      15,268         118,776        (53,050)
Cash and cash equivalents -- beginning of period............     274,269         155,493        208,543
                                                               ---------     -----------    -----------
Cash and cash equivalents -- end of period..................     289,537         274,269        155,493
Short-term investments -- end of period.....................     408,656         621,135        851,674
                                                               ---------     -----------    -----------
Cash and short-term investments -- end of period............   $ 698,193     $   895,404    $ 1,007,167
                                                               =========     ===========    ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING
  ACTIVITIES:
Issuance of restricted stock for acquisitions...............   $  17,366     $        --    $        --

                See notes to consolidated financial statements.

 28                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

                                  NOVELL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Novell is a leading provider of Net services software. Novell Net services secure and simplify networks and enable businesses and governments to accelerate their moves to a one Net solution. Net services from Novell make networks more manageable and secure, and integrate a complete range of computer platforms, applications, services and devices. Novell maintains worldwide channel, developer, education, consulting and technical support programs that support network solutions.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

     The following summarizes the significant accounting policies of the
Company:

     - The Company considers all highly liquid debt instruments purchased with a term to maturity of three months or less to be cash equivalents. Short-term investments are widely diversified, consisting primarily of short-term investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. Municipal securities included in short-term investments have contractual maturities ranging from 1 to 7 years. Money market preferreds have contractual maturities of less than 180 days. No other short-term investments have contractual maturities. All marketable debt and equity securities are included in cash and short-term investments and are considered available-for-sale and carried at fair market value, with the unrealized gains and losses, net of tax and after applicable valuation allowances, included in shareholders' equity. Fair market values are based on quoted market prices where available; if quoted market prices are not available, then fair market values are based on quoted market prices of comparable instruments. The cost of securities sold is based on the specific identification method. Such securities are anticipated to be used for current operations and are therefore classified as current assets, even though some maturities may extend beyond one year.

     - Accounts receivable include amounts owed by geographically dispersed end users, distributors, resellers, and OEM customers. No collateral is required. Reserves are provided for sales returns, product exchanges and bad debts.

     - Plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization expense related to plant and equipment totaled $57 million, $66 million, and $76 million, in fiscal 2000, 1999, and 1998, respectively.

     - Provision for depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets, or lease term if shorter, and are as follows:

                              ASSET CLASSIFICATION

                                                          USEFUL LIVES
                                                          ------------
Buildings...............................................      30 years
Furniture and equipment.................................   3 - 5 years
Leasehold improvements and other........................  3 - 20 years
Intangible assets.......................................  3 - 15 years

Novell annual report 2000                                                     29
--------------------------------------------------------------------------------
-------------

                                  NOVELL, INC.

     - Assets and liabilities of the Company's wholly owned subsidiaries, denominated in the local currency of the subsidiary, are remeasured into U.S. dollars (the functional currency) at year-end exchange rates except for equipment and leasehold improvements, which are remeasured at the historical rates of exchange prevailing when acquired. Income and expense items are remeasured at average rates of exchange prevailing during the year, except that depreciation is remeasured at historical rates. Remeasurement gains and losses are included in net income (loss) in the period incurred and were not material for fiscal 2000, 1999, and 1998.

     - For the Company's subsidiaries in Japan and India, the functional currency has been determined to be the local currency, and therefore assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in accumulated comprehensive income (loss).

     - The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," which requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training.

       Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected.

       Revenue on product sales is recognized upon transfer of title to the customer. Revenue on services, such as consulting, is recognized upon completion of services. Certain sales require continuing service, support, and performance by the Company, and accordingly a portion of the revenue is deferred until the future service, support, and performance are provided. Reserves for sales returns and allowances are recorded in the same period as the related revenues.

     - Product development costs are expensed as incurred. Application of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," has not had any material effect on the consolidated financial statements.

     - The cost of advertising is expensed as incurred. Advertising expenses totaled $50 million, $29 million, and $28 million, in fiscal 2000, 1999, and 1998, respectively.

     - Net income per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share includes the dilutive effects of options, warrants, and convertible securities.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, SFAS 133 was amended by SFAS 138, which amended or modified certain issues discussed in SFAS 133. SFAS 138 is also effective for all fiscal quarters of fiscal years beginning after

 30                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

                                  NOVELL, INC.

June 15, 2000. The Company does not believe that SFAS 133 and SFAS 138 will have a material impact on its statement of financial position.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Implementation of SAB 101 is required for fiscal years beginning after December 15, 1999. The Company does not believe that SAB 101 will have a material impact on its statement of operations.

     Certain reclassifications, none of which affect net income, have been made to the prior years' amounts in order to conform to the current year's presentation.

B. CASH AND SHORT-TERM INVESTMENTS

                                                                                               FAIR
                                                                                              MARKET
                                                   COST AT        GROSS         GROSS        VALUE AT
                                                 OCTOBER 31,    UNREALIZED    UNREALIZED    OCTOBER 31,
                                                    2000          GAINS         LOSSES         2000
                                                 -----------    ----------    ----------    -----------
                                                                 (AMOUNTS IN THOUSANDS)
Cash and cash equivalents:
  Cash.........................................   $137,968       $    --       $     --      $137,968
  Corporate debt...............................     54,514             1             --        54,515
  Money market funds...........................     97,054            --             --        97,054
                                                  --------       -------       --------      --------
          Total cash and cash equivalents......    289,536             1             --       289,537
Short-term investments:
  State and local government debt..............    221,565            --         (1,274)      220,291
  Corporate debt...............................     48,257           238             --        48,495
  Money market preferreds......................     57,000            --             --        57,000
  Mutual funds.................................     54,082            --         (8,543)       45,539
  Equity securities............................     25,221        20,267         (8,157)       37,331
                                                  --------       -------       --------      --------
          Total short-term investments.........    406,125        20,505        (17,974)      408,656
          Total cash and short-term
            investments........................   $695,661       $20,506       $(17,974)     $698,193
                                                  ========       =======       ========      ========

Novell annual report 2000                                                     31
--------------------------------------------------------------------------------
-------------

                                  NOVELL, INC.

                                                                                               FAIR
                                                                                              MARKET
                                                   COST AT        GROSS         GROSS        VALUE AT
                                                 OCTOBER 31,    UNREALIZED    UNREALIZED    OCTOBER 31,
                                                    1999          GAINS         LOSSES         1999
                                                 -----------    ----------    ----------    -----------
                                                                 (AMOUNTS IN THOUSANDS)
Cash and cash equivalents:
  Cash.........................................   $186,689       $    --       $     --      $186,689
  Money market funds...........................     87,580            --             --        87,580
                                                  --------       -------       --------      --------
          Total cash and cash equivalents......    274,269            --             --       274,269
Short-term investments:
  State and local government debt..............    411,938             3         (2,393)      409,548
  Money market mutual funds....................     93,894            --             --        93,894
  Money market preferreds......................     33,000            --             --        33,000
  Mutual funds.................................     15,873            --           (102)       15,771
  Equity securities............................      4,949        64,619           (646)       68,922
                                                  --------       -------       --------      --------
          Total short-term investments.........    559,654        64,622         (3,141)      621,135
          Total cash and short-term
            investments........................   $833,923       $64,622       $ (3,141)     $895,404
                                                  ========       =======       ========      ========

     The Company had unrealized gains, net of deferred taxes, of $2 million and $38 million, and net unrealized losses of $24 million, at October 31, 2000, 1999, and 1998, respectively. The Company realized gains on the sales of securities of $60 million, $51 million, and $14 million in fiscal 2000, 1999, and 1998, respectively, while realizing losses on sales of securities of $2 million, $62 million, and $16 million during those same periods, respectively.

C. PROPERTY, PLANT, AND EQUIPMENT

                                                       OCTOBER 31,    OCTOBER 31,
                                                          2000           1999
                                                       -----------    -----------
                                                         (AMOUNTS IN THOUSANDS)
Buildings and land...................................   $ 187,859      $ 257,025
Furniture and equipment..............................     305,759        345,405
Leasehold improvements and other.....................      90,790         87,929
                                                        ---------      ---------
Property, plant, and equipment at cost...............     584,408        690,359
Accumulated depreciation.............................    (294,304)      (343,347)
                                                        ---------      ---------
Property, plant, and equipment, net..................   $ 290,104      $ 347,012
                                                        =========      =========

     In May and October 2000, the Company finalized the sale of a portion of the buildings on its Orem campus facility. The remaining buildings are expected to be sold during the first half of fiscal 2001.

D. OTHER ASSETS

     The primary components of other assets as of October 31, 2000 and 1999 were long-term investments related to restricted cash for the Company's off balance sheet financing of its buildings in San Jose and Provo, investments made through the Novell Venture Fund, and strategic long-term equity investments, including the Company's investment in marchFIRST. Investments made through the Novell Venture Fund generally are in private companies, primarily small capitalization stocks in the high-technology industry sector, and funds

 32                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

                                  NOVELL, INC.

managed by venture capitalists. The value of these investments is dependent on the performance, successful acquisition, and/or initial public offering of the investees.

     As of October 31, 2000, unrealized losses on public long-term equity securities totaled $83 million, the majority of which related to the investment in marchFIRST. The Company routinely reviews its investments in private securities and venture funds for impairment. During fiscal 2000 and 1998, no material impairment losses were recognized. During fiscal 1999, the Company recognized $7 million related to impairment losses on long-term investments.

E. INCOME TAXES

                                                                FISCAL YEAR ENDED
                                                    -----------------------------------------
                                                    OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                       2000           1999           1998
                                                    -----------    -----------    -----------
                                                             (AMOUNTS IN THOUSANDS)
Income tax expense:
  Current:
     Federal......................................    $ 8,512       $ 21,366        $13,783
     State........................................      2,682         11,791          9,934
     Foreign......................................     16,452         30,671         11,399
                                                      -------       --------        -------
          Total current income tax expense........     27,646         63,828         35,116
  Deferred:
     Federal......................................     (8,267)       (15,250)        (2,167)
     State........................................        887            352         (1,878)
     Foreign......................................        936          4,159          8,587
                                                      -------       --------        -------
          Total deferred income tax expense.......     (6,444)       (10,739)         4,542
          Total income tax expense................    $21,202       $ 53,089        $39,658
                                                      =======       ========        =======

     Differences between the U.S. statutory and effective tax rates are as follows:

                                                                        FISCAL YEAR ENDED
                                                            -----------------------------------------
                                                            OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                               2000           1999           1998
                                                            -----------    -----------    -----------
U.S. statutory rate.......................................     35.0%          35.0%          35.0%
State income taxes, net of federal tax effect.............      3.3            3.2            3.9
Research and development tax credits......................     (9.3)          (5.3)          (3.7)
Tax exempt income.........................................     (6.4)          (3.7)          (7.6)
Foreign losses realized...................................       --             --           (3.2)
Foreign income taxed at lower rates than U.S. Statutory
  rate....................................................     (2.8)            --             --
Non-deductible goodwill...................................      5.6             --             --
Acquired tax losses subject to valuation allowance........      2.0             --             --
Other, net................................................      2.6           (1.2)           3.6
IRS settlement............................................       --           (6.2)            --
                                                               ----           ----           ----
Effective tax rate........................................     30.0%          21.8%          28.0%
                                                               ====           ====           ====

     Absent restructuring charges in 2000 and the IRS settlement in 1999, the effective tax rate for 2000, 1999 and 1998 was 28%.

Novell annual report 2000                                                     33
--------------------------------------------------------------------------------
-------------

                                  NOVELL, INC.

     During October 1999, the Company reached a settlement with the Internal Revenue Service (IRS) for years 1994 through 1997. All years prior to 1994 had been settled. This settlement resulted in a 6.2% reduction in the provision for income taxes during the fourth quarter of 1999. The reduction is a result of the favorable settlement of items related to corporate acquisitions, research and development tax credits, and various foreign items including foreign sales corporation benefits, foreign tax credits, and other immaterial items.

     Domestic and foreign components of income before taxes are as follows:

                                                                FISCAL YEAR ENDED
                                                    -----------------------------------------
                                                    OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                       2000           1999           1998
                                                    -----------    -----------    -----------
                                                             (AMOUNTS IN THOUSANDS)
Domestic..........................................    $24,070       $ 81,827       $ 66,892
Foreign...........................................     46,602        162,009         74,742
                                                      -------       --------       --------
Total income before taxes.........................    $70,672       $243,836       $141,634
                                                      =======       ========       ========
Cash paid for income taxes........................    $32,105       $ 17,800       $ 18,735
                                                      =======       ========       ========

                                                              OCTOBER 31,    OCTOBER 31,
                                                                 2000           1999
                                                              -----------    -----------
                                                                (AMOUNTS IN THOUSANDS)
Deferred income taxes:
  Deferred tax assets:
     Accruals...............................................   $  7,231       $  5,967
     Accrued compensation and benefits......................      7,598          8,656
     Credit carryforwards...................................     81,674         48,259
     Depreciation...........................................         --          4,694
     Foreign net operating loss carryforwards...............     12,447         12,425
     Federal and state net operating loss carryforwards.....     38,418         18,669
     Intangibles from acquisitions..........................      2,366             --
     Receivable valuation accounts..........................      8,340          8,794
     Restructuring provision................................      3,946          1,408
     Unrealized loss on investments.........................     31,076             --
     Other individually immaterial items....................         63            668
                                                               --------       --------
       Gross deferred tax assets............................    193,159        109,540
       Valuation allowance..................................    (73,336)            --
                                                               --------       --------
          Total deferred tax assets.........................    119,823        109,540
Deferred tax liabilities:
  Depreciation..............................................     (6,833)            --
  Foreign earnings..........................................    (36,839)       (34,725)
  Intangibles from acquisitions.............................         --         (2,592)
  Unrealized gain on investments............................         --        (23,720)
                                                               --------       --------
          Total deferred tax liabilities....................    (43,672)       (61,037)
                                                               --------       --------
Net deferred tax assets.....................................   $ 76,151       $ 48,503
                                                               ========       ========

     Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of

 34                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

                                  NOVELL, INC.

temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

     As of October 31, 2000, the Company has U.S. net operating loss carryforwards for federal tax purposes of approximately $93 million that expire in 2021, excluding $4 million from acquired companies that expire in years 2010 through 2018. Subject to certain annual limitations, these losses can be used to offset future taxable income. In addition, the Company has approximately $35 million of foreign loss carryforwards, of which $9 million, $14 million, and $1 million are subject to expire in 2002, 2003, and 2004, respectively. The Company also has various credit carryforwards of approximately $73 million that expire between 2003 and 2021. The remaining credits do not expire.

     The Company has provided valuation allowances on certain of its deferred tax assets. As of October 31, 2000, deferred tax assets of approximately $40 million pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. A valuation allowance has been provided for this amount. When recognized, the tax benefit of these credits and losses will be accounted for as a credit to shareholders' equity. In addition, as of October 31, 2000, deferred tax assets of approximately $31 million pertain to unrealized losses on investments. A valuation allowance has been provided for this amount, and any tax benefit will be credited to shareholders' equity when realized.

F. RESTRUCTURING CHARGES

     During the fourth quarter of fiscal 2000, the Company recorded a restructuring charge of approximately $48 million as a result of the Company's plan to change its business strategy to address changes in the market due to technology changes, customer demands, and methods of distribution. This new business strategy focuses on a Net services business model and on e-solutions. The restructuring included a reorganization of the Company into new business units, refocusing research and development efforts, analyzing profitability of products and discontinuing certain products, defining sales and marketing efforts to be more customer-oriented and market driven, and adjusting the overall cost structure given current revenue levels.

     Specific actions taken included reducing the Company's workforce worldwide by approximately 700 employees in September 2000 (approximately 13%), consolidating facilities and disposing of excess fixed assets, abandoning and writing off technologies that no longer fit within the Company's new strategy, discontinuing unprofitable products and closing offices in unprofitable locations. The following table summarizes the restructuring costs and activities during the fourth quarter of fiscal 2000.

                                                     AMOUNT                             BALANCE AT
                                                   CHARGED TO       CASH     NON-CASH   OCTOBER 31,
                                                  RESTRUCTURING   PAYMENTS   CHARGES       2000
                                                  -------------   --------   --------   -----------
                                                               (AMOUNTS IN THOUSANDS)
Severance and benefits..........................     $17,003      $(10,864)  $     --     $ 6,139
Abandoned technology............................      22,755            --    (22,469)        286
Redundant facilities and fixed assets...........       5,106          (229)      (151)      4,726
Other restructuring related costs...............       3,027          (396)       (15)      2,616
                                                     -------      --------   --------     -------
                                                     $47,891      $(11,489)  $(22,635)    $13,767
                                                     =======      ========   ========     =======

     As of October 31, 2000, the remaining portion of the restructuring charge included in accrued liabilities related to severance and benefits, abandoned technology, and other restructuring related costs will be paid during fiscal 2001. Amounts related to redundant facilities will be paid over the respective remaining lease terms.

Novell annual report 2000                                                     35
--------------------------------------------------------------------------------
-------------

                                  NOVELL, INC.

G. LINE OF CREDIT

     The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line of credit expires on February 28, 2001 and can be renewed at the option of the Company. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At October 31, 2000, there were standby letters of credit of $2 million outstanding under this agreement. The Company also has an additional $10 million credit facility with another bank, which is not subject to a loan agreement. At October 31, 2000, there was a minimal amount of standby letters of credit outstanding under this arrangement.

H. COMMITMENTS AND CONTINGENCIES

     The Board of Directors has established the Novell Venture Fund within Novell's investment portfolio for the purpose of making investments in private companies, mainly small capitalization stocks in the high-technology industry sector, and funds managed by venture capitalists for the promotion of the Company's business and strategic objectives. As of October 31, 2000, the Company had contributed $49 million to various venture capital funds and had commitments to contribute an additional $99 million to these funds over the next three to four years, as requested by the fund managers.

     In fiscal 1997, the Company entered into agreements to lease buildings being constructed on land owned by the Company in San Jose, California and in Provo, Utah. The lessor has funded $223 million for construction of the buildings. The leases are for a period of seven years and can be renewed for two additional five-year periods, by either the lender or the Company, subject to the approval of the other party. Rent obligations commenced during the second quarter of fiscal 1999 for the San Jose buildings and during the second quarter of fiscal 2000 for the Provo buildings. Annual rent under each agreement is determined by taking the funded amount multiplied by the secured interest rate. If the Company does not purchase the buildings, or arrange for the sale of the buildings, at the end of the lease, the Company will guarantee the lessor no more than 85% of the residual value of the buildings. The guaranteed residual value at October 31, 2000, was approximately $190 million. In addition, the agreement calls for the Company to maintain a specific level of restricted cash to serve as collateral for the leases and maintain compliance with certain financial covenants. The value of restricted cash held as collateral at October 31, 2000 was approximately $223 million, and is included in long-term investments.

     As of October 31, 2000, the Company has various operating leases related to the Company's facilities with remaining terms of more than one year. These leases have minimum annual lease commitments of $38 million in fiscal 2001, $34 million in fiscal 2002, $32 million in fiscal 2003, $16 million in fiscal 2004, $3 million in fiscal 2005, and $4 million thereafter. Furthermore, the Company has $67 million of minimum rentals to be received in the future from subleases.

     Rent expense for operating and month-to-month leases was $34 million, $25 million, and $18 million, in fiscal 2000, 1999, and 1998, respectively.

     In February 1998, a suit was filed against Novell and certain of its officers and directors, alleging violation of federal securities laws. The lawsuit was brought as a purported class action on behalf of purchasers of Novell common stock from November 1, 1996, through April 22, 1997. The Federal District Court recently dismissed the original complaint; however, the plaintiffs have filed an amended complaint in an effort to remedy inadequacies in the original complaint. Novell intends to seek dismissal of the amended complaint and believes that the case is without merit. If the case continues, Novell intends to vigorously defend against the

 36                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

                                  NOVELL, INC.

allegations. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

     In January 2001, Novell is scheduled to begin a jury trial in a suit filed against Novell by Lantec, Inc. for alleged anti-trust violations arising from Novell's acquisition of the GroupWise technology. Novell intends to vigorously defend against the claim. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

     The Company is a party to a number of additional legal claims arising in the ordinary course of its business. The Company believes the ultimate resolution of these claims will not have a material adverse effect on its financial position, results of operations, or cash flows.

I. PUT WARRANTS AND CALL OPTIONS

     In connection with the Company's stock repurchase program, the Company sold put warrants on 15 million shares of its common stock during the third quarter of fiscal 1998, giving a third party the right to sell shares of Novell common stock to the Company at contractually specified prices. The 15 million put warrant obligations, which could only be settled in shares, expired unexercised in July 1999.

     Additionally, during the third quarter of fiscal 1998, the Company purchased call options on 10 million shares of its common stock, giving the Company the right to purchase shares of Novell common stock at contractually specified prices. The call options were exercisable only at maturity and expired at various dates through July 1999. The premiums received from the sale of the put warrants offset in full the cost of the call options. During fiscal 1999, the Company exercised all of its call options to purchase 10 million shares of Novell common stock in connection with the Company's stock repurchase program.

J. SHAREHOLDERS' EQUITY

     In December 1988, the Board of Directors adopted a Shareholder Rights Plan. This plan was most recently amended in September 1999. The plan provides for a dividend of rights, which cannot be exercised until certain events occur, to purchase shares of preferred stock of the Company. Each shareholder of record receives one right for each share of common stock owned. This plan was adopted to ensure that all shareholders of the Company receive fair value for their common stock in the event of any proposed takeover of the Company and to guard against coercive tactics to gain control of the Company without offering fair value to the Company's shareholders.

     The Company has 500,000 authorized shares of preferred stock with a par value of $0.10 per share, none of which were outstanding at October 31, 2000 or October 31, 1999.

  Stock Option Plans

     The Company currently has five stock option plans. Options under all five plans expire ten years from the date of grant. Three of these plans are broad based plans, the 2000 Stock Plan (the "2000 Plan"), approved by shareholders in April 2000, the 2000 Nonqualified Stock Option Plan (the "2000 NQ Plan"), approved by the Board of Directors in June 2000, and the 1991 Stock Plan (the "1991 Plan"). All the above plans provide for the issuance of nonstatutory stock options and stock purchase rights to employees, consultants and outside directors of the Company. In addition, the 2000 Plan and the 1991 Plan provide for the issuance of incentive stock options to employees. The 1991 Plan also provides for the issuance of stock appreciation rights and long-

Novell annual report 2000                                                     37
--------------------------------------------------------------------------------
-------------

                                  NOVELL, INC.

term performance awards to employees, consultants and outside directors of the Company. The Company grants nonstatutory options to virtually all employees and restricted stock purchase rights to selected members of management. During fiscal 2000, restricted stock purchase rights were also used to retain key employees. Nonstatutory options are granted at the fair market value of the Company's common stock at the date of grant, vest over 30 or 48 months, are exercisable upon vesting and expire ten years from the date of grant. The Company has reserved 16 million shares of common stock for issuance under both the 2000 Plan and the 2000 NQ Plan and 80 million shares of common stock for issuance under the 1991 Plan. This share reserve under the 1991 Plan has increased from 1994 to 1999, based on a calculation of 2.9% of the total common stock outstanding at the previous fiscal year end. There are 3 million shares of outstanding common stock, related to the restricted stock, that were unvested and subject to repurchase at fiscal year end.

     The Company has a Non-Employee Director Stock Option Plan, as amended (the "Director Plan"), under which 1.5 million shares are reserved for issuance. The Director Plan allows for two types of non-discretionary stock option grants: an initial grant of 30,000 options at the time a director is first elected/appointed to the Board, with options vesting over four years and exercisable upon vesting; and an annual grant of 15,000 options upon reelection to the Board, with options vesting over two years and exercisable upon vesting.

     The Company also has the 1997 Stock Plan (the "1997 Plan"), which was approved by the Board of Directors in 1997 to grant options to the Company's Chief Executive Officer, at his time of hire. The options were granted at fair market value on the date of grant and vest over five years. The Company reserved
1.25 million shares of common stock for issuance under the 1997 Stock Plan.

     The Company's 1986 Stock Option Plan and assumed plans due to acquisitions have terminated, and no further options may be granted under these plans. Options previously granted under these plans will continue to be administered under such plans, and any portions that expire or become unexercisable for any reason shall cancel and be unavailable for future issuance.

     A summary of the status of the Company's stock option plans as of October 31, 2000, 1999 and 1998 and changes during the years ended on those dates is presented below.

                                        FISCAL 2000                  FISCAL 1999                  FISCAL 1998
                                 --------------------------   --------------------------   --------------------------
                                               WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                 NUMBER OF      AVERAGE       NUMBER OF      AVERAGE       NUMBER OF      AVERAGE
                                  OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                 ---------   --------------   ---------   --------------   ---------   --------------
                                                           (NUMBER OF OPTIONS IN THOUSANDS)
Outstanding at beginning of
  year.........................    55,277        $14.21         48,401        $ 8.89        41,073         $ 8.19
Granted:
  Price at fair value..........    35,314        $16.99         21,335        $23.04        19,289         $10.14
  Price less than fair value...     2,804        $ 0.10            316        $ 0.10           100         $ 0.10
Exercised......................   (11,453)       $ 6.82        (10,758)       $ 7.64        (5,967)        $ 7.09
Cancelled/expired..............   (14,834)       $18.62         (4,017)       $13.35        (6,094)        $ 9.84
                                  -------        ------        -------        ------        ------         ------
Outstanding at end of year.....    67,108        $15.38         55,277        $14.22        48,401         $ 8.89
                                  =======        ======        =======        ======        ======         ======
Options exercisable at year
  end..........................    21,660        $12.55         17,460        $ 8.78        15,531         $ 7.87

 38                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

                                  NOVELL, INC.

     The following table summarizes information about stock options outstanding at October 31, 2000.

                                      OPTIONS OUTSTANDING
                               ---------------------------------       OPTIONS EXERCISABLE
                                  WEIGHTED-                        ----------------------------
                  NUMBER OF        AVERAGE          WEIGHTED-       NUMBER OF      WEIGHTED-
                   OPTIONS        REMAINING          AVERAGE         OPTIONS        AVERAGE
                 OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                 -----------   ----------------   --------------   -----------   --------------
                                        (NUMBER OF OPTIONS IN THOUSANDS)
$ 0.10 - $ 8.75..   13,212           6.18             $ 7.88         10,370          $ 7.76
$ 9.63 - $ 9.88..   15,744           8.86             $ 9.45          3,471          $ 9.87
$ 9.94 - $10.63..   12,779           9.22             $10.56          1,144          $10.38
$11.00 - $24.07..   16,365           8.42             $21.23          5,980          $21.16
$24.88 - $38.88..    9,008           9.06             $32.93            695          $27.04
                   ------            ----             ------         ------          ------
$ 0.10 - $38.88..   67,108           8.32             $15.38         21,660          $12.55
                   ======            ====             ======         ======          ======

Other information

                                                              FISCAL 2000    FISCAL 1999
                                                              -----------    -----------
                                                                (NUMBER OF SHARES AND
                                                                OPTIONS IN THOUSANDS)
Options available for future grants.........................     17,558          8,690
Shares of common stock outstanding at year end..............    327,618        326,594
Annual option reserve increase based on evergreen
  provision.................................................         --          9,790
Options granted as a percentage of outstanding common stock,
  net of cancellations......................................          7%             5%
Option holders as a percentage of total employees...........        100%           100%

  Employee Stock Purchase Plan

     Under the Company's 1989 Employee Stock Purchase Plan, as amended (the "Purchase Plan"), the Company is authorized to issue up to 18 million shares of common stock to its employees who work at least 20 hours a week and six months a year. Under the terms of the Purchase Plan, there are two six-month offerings per year, and employees can choose to have up to 10% of their salary withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 53% of the eligible employees have participated in the Purchase Plan in fiscal 2000 and 49% in 1999. Under the Purchase Plan, the Company issued 1.5 million, 1.2 million, and 1.7 million shares to employees in fiscal 2000, 1999, and 1998, respectively.

  Stock-based Compensation

     At October 31, 2000, the Company had authorized stock-based compensation plans under which options to purchase shares of Company common stock could be granted to employees, consultants and outside directors. The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense (except compensation expense related to restricted stock purchase grants and grants to non-employees) has been recognized for the Company's stock-based plans. If compensation expense for the Company's stock-based compensation plans had been determined consistent with Statement of Financial Accounting Standards No. 123

Novell annual report 2000                                                     39
--------------------------------------------------------------------------------
-------------

                                  NOVELL, INC.

(SFAS 123), the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below.

                                                                FISCAL YEAR ENDED
                                                    -----------------------------------------
                                                    OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                       2000           1999           1998
                                                    -----------    -----------    -----------
                                                             (AMOUNTS IN THOUSANDS,
                                                            EXCEPT PER SHARE AMOUNTS)
Net income (loss):
  As reported.....................................   $ 49,470       $190,747       $101,976
  Pro forma.......................................   $(49,823)      $118,319       $ 61,991
Net income (loss) per share:
  As reported basic...............................   $   0.15       $   0.57       $   0.29
  Pro forma basic.................................   $  (0.15)      $   0.35       $   0.18
  As reported diluted.............................   $   0.15       $   0.55       $   0.29
  Pro forma diluted...............................   $  (0.15)      $   0.34       $   0.18

     For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998: a risk-free interest rate of approximately 6.3% for fiscal 2000, 5.5% for fiscal 1999 and 5.43% for fiscal 1998; a dividend yield of 0.0% for all years; a weighted-average expected life of five years for all years; and a volatility factor of the expected market price of the Company's common stock of
0.75 for fiscal 2000, 0.58 for fiscal 1999 and 0.51 for fiscal 1998.

     The Company does not recognize compensation expense related to employee purchase rights under the Purchase Plan. Pro forma compensation expense is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for these rights granted in fiscal 2000, 1999, and 1998: a dividend yield of 0.0% for all years; an expected life of 6 months for all years; an expected volatility factor of 0.75 for fiscal 2000, 0.58 for fiscal 1999, and 0.51 in fiscal 1998; and a risk-free interest rate of approximately 5.9% for fiscal 2000 and 5.5% for fiscal 1999 and 1998. The weighted average fair value of the purchase rights granted on April 21, 2000, October 26, 1999, April 26, 1999, October 26, 1998, April 28, 1998 and
October 28,1997 was $6.07, $7.20, $7.11, $3.88, $2.64 and $2.25, respectively.

     Because the method of accounting prescribed by SFAS 123 has not been applied to options and employee purchase rights granted prior to October 28, 1995, the resulting pro forma compensation expense may not be representative of that to be expected in future years. Furthermore, SFAS 123 is applicable only to options and purchase rights granted subsequent to October 28, 1995; therefore, the pro forma effect was not fully reflected until fiscal 2000.

K. EMPLOYEE SAVINGS AND RETIREMENT PLAN

     The Company adopted a 401(k) savings and retirement plan in December 1986. The plan covers all U.S. employees who are 21 years of age or older who are scheduled to complete 1,000 hours of service during any consecutive twelve-month period. The Company's retirement and savings plan allows the Company to contribute an amount equal to 100% of the employee's contribution up to 4% of each employee's compensation.

     The Company also has other retirement plans in certain countries outside of the U.S. in which the Company employs personnel. Each plan is consistent with local laws and business practices.

 40                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

                                  NOVELL, INC.

     Company matching contributions on 401(k) and other retirement plans were $15 million, $14 million, and $13 million in fiscal 2000, 1999, and 1998, respectively.

L. COMPREHENSIVE INCOME

     The Company's other comprehensive income (loss) is comprised of:

                                                                       FISCAL YEAR ENDED
                                                           -----------------------------------------
                                                           OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                              2000           1999           1998
                                                           -----------    -----------    -----------
                                                                    (DOLLARS IN THOUSANDS)
Total gross gain (loss) during the year, net of tax
  expense (benefit) of $(92,552), $44,255, and $5,323,
  respectively...........................................   $(147,344)      $70,454        $ 8,475
Less: adjustment for net realized gains (losses) included
  in net income, net of tax expense (benefit) of $17,832,
  $(5,243), and $(2,548), respectively...................      28,388        (8,346)        (4,056)
                                                            ---------       -------        -------
Net unrealized gain (loss) on investments................    (118,956)       62,108          4,419
Cumulative translation adjustments, net of tax benefit of
  $415, $515, and $683, respectively.....................        (660)         (820)        (1,087)
                                                            ---------       -------        -------
          Other comprehensive income (loss)..............   $(119,616)      $61,288        $ 3,332
                                                            =========       =======        =======

M. RELATED PARTY TRANSACTIONS

     In fiscal 2000, 1999, and 1998, legal fees of approximately $1 million, $2 million, and $1 million, respectively, were paid to Wilson, Sonsini, Goodrich & Rosati, a law firm in which a director of the Company is a senior partner.

N. SEGMENT INFORMATION

     Beginning in fiscal 2001, products will be categorized according to the Company's new business units. Financial information for the new business units is not yet available for fiscal 2000, 1999, and 1998, therefore discussion of the results for these years will be presented according to the product categories described below.

     The Company operated in one business segment, directory-enabled networking software and services. The Company's products are sold throughout the world. In the United States, products are sold through direct, OEM, reseller, and distributor channels. Internationally, products are marketed through distributors who sell to dealers and end users. The Company's chief decision-makers, the Chief Executive Officer and Executive Council evaluate performance of the Company based on total Company results. Revenue is evaluated based on geographic region and by product category. Separate financial information is not available by product category in regards to asset allocation, expense allocation, or profitability.

     Novell categorizes its products into the following four areas, all within the directory-enabled networking software and services segment.

     - Directory-enabled server platforms, which includes NetWare 4.x and NetWare 5.x

     - Directory-enabled applications products, or Net Services Software, which include NetWare for SAA host connectivity products, BorderManager, NDS integration and high availability server products, as well as collaboration and management products including GroupWise, ManageWise, and ZENworks

Novell annual report 2000                                                     41
--------------------------------------------------------------------------------
-------------

                                  NOVELL, INC.

     - Service, education and consulting revenue, which is generated from customer service, educational products and courses, and consulting for network solutions

     - Pre-directory product revenue consisting of NetWare 3, non-directory-enabled infrastructure products and UNIX royalties

REVENUE BY PRODUCT CATEGORY

                                                                     FISCAL YEAR ENDED
                                                         -----------------------------------------
                                                         OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                            2000           1999           1998
                                                         -----------    -----------    -----------
                                                                  (DOLLARS IN THOUSANDS)
Directory-enabled server platforms.....................  $  501,177     $  659,494     $  533,694
Directory-enabled applications.........................     327,064        315,006        226,882
Service, education and consulting......................     217,425        180,710        129,431
Pre-directory products.................................     116,069        117,610        193,880
                                                         ----------     ----------     ----------
          Total net revenue............................  $1,161,735     $1,272,820     $1,083,887
                                                         ==========     ==========     ==========

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

GEOGRAPHIC INFORMATION

                                                                     FISCAL YEAR ENDED
                                                         -----------------------------------------
                                                         OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                            2000           1999           1998
                                                         -----------    -----------    -----------
                                                                  (DOLLARS IN THOUSANDS)
Net sales
  U.S. operations......................................  $  837,399     $  890,533     $  766,548
  Irish operations.....................................     328,991        348,210        296,500
  Other international operations.......................      70,820         59,316         52,548
  Eliminations.........................................     (75,475)       (25,239)       (31,709)
                                                         ----------     ----------     ----------
          Total net sales..............................  $1,161,735     $1,272,820     $1,083,887
                                                         ==========     ==========     ==========
Identifiable assets
  U.S. operations......................................  $  695,506     $  685,188     $  548,820
  Irish operations.....................................     110,327         33,216         29,178
  Other international operations.......................      75,480         48,829         50,196
  Eliminations.........................................    (192,368)      (172,191)      (155,343)
                                                         ----------     ----------     ----------
          Total identifiable assets....................  $  688,945     $  595,042     $  472,851
                                                         ==========     ==========     ==========

 42                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

                                  NOVELL, INC.

RECONCILIATION OF LONG-LIVED ASSETS TO TOTAL ASSETS

                                                                     FISCAL YEAR ENDED
                                                         -----------------------------------------
                                                         OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                            2000           1999           1998
                                                         -----------    -----------    -----------
                                                                  (DOLLARS IN THOUSANDS)
Long-lived assets......................................  $   688,945    $   595,042    $   472,851
Other long term assets.................................       16,042         11,661         15,561
Current assets.........................................    1,007,359      1,335,616      1,435,700
                                                         -----------    -----------    -----------
          Total assets.................................  $ 1,712,346    $ 1,942,319    $ 1,924,112
                                                         ===========    ===========    ===========

     In fiscal 2000, 1999, and 1998, sales to international customers were approximately $504 million, $575 million, and $452 million, respectively. In fiscal 2000, 1999, and 1998, international sales to European countries were 64%, 70%, and 67% of international sales, respectively. No one foreign country accounted for more than 10% of total sales in any period. In fiscal 1999 and 1998, the Company had one multinational distributor, which accounted for 11% and 15% of revenue, respectively. Otherwise, no customer accounted for more than 10% of revenue in any period.

O. NET INCOME PER SHARE

                                                                         FISCAL YEAR ENDED
                                                            --------------------------------------------
                                                            OCTOBER 31,     OCTOBER 31,     OCTOBER 31,
                                                                2000            1999            1998
                                                            ------------    ------------    ------------
                                                            (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Basic net income per share computation:
  Net income..............................................    $ 49,470        $190,747        $101,976
  Weighted average shares outstanding.....................     326,621         334,460         350,525
                                                              ========        ========        ========
  Basic net income per share..............................    $    .15        $    .57        $    .29
                                                              ========        ========        ========
Diluted net income per share computation:
  Net income..............................................    $ 49,470        $190,747        $101,976
  Weighted average shares outstanding.....................     326,621         334,460         350,525
  Incremental shares attributable to the exercise of
     outstanding options (treasury stock method)..........       8,413          14,933           5,912
                                                              --------        --------        --------
          Total...........................................     335,034         349,393         356,437
                                                              ========        ========        ========
  Diluted net income per share............................    $    .15        $    .55        $    .29
                                                              ========        ========        ========

Novell annual report 2000                                                     43
--------------------------------------------------------------------------------
-------------

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders -- Novell, Inc.

     We have audited the accompanying consolidated balance sheets of Novell, Inc. as of October 31, 2000 and October 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novell, Inc. at October 31, 2000 and October 31, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

San Jose, California
November 17, 2000

 44                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

                                  NOVELL, INC.

               SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA --
                                   UNAUDITED

                                   FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER   FISCAL YEAR
                                   -------------   --------------   -------------   --------------   -----------
                                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 2000
Net sales........................    $316,043         $302,349        $270,019         $273,324      $1,161,735
Gross profit.....................     237,316          218,607         184,996          193,418         834,337
Income (loss) before taxes.......      62,271           43,084          11,904          (46,587)         70,672
Net income (loss)................      44,835           31,020           8,572          (34,957)         49,470
Net income (loss) per share
  Basic..........................    $    .14         $    .09        $    .03         $   (.11)     $      .15
  Diluted........................         .13              .09             .03             (.11)            .15

FISCAL 1999
Net sales........................    $285,806         $315,652        $326,808         $344,554      $1,272,820
Gross profit.....................     218,039          236,285         250,719          269,936         974,979
Income before taxes..............      40,136           53,787          68,488           81,425         243,836
Net income.......................      28,898           38,726          49,311           73,812         190,747
Net income per share
  Basic..........................    $    .09         $    .12        $    .15         $    .22      $      .57
  Diluted........................         .08              .11             .14              .21             .55

FISCAL 1998
Net sales........................    $252,042         $262,250        $272,016         $297,579      $1,083,887
Gross profit.....................     193,857          201,509         206,161          224,465         825,992
Income before taxes..............      19,575           26,815          36,884           58,360         141,634
Net income.......................      14,094           19,307          26,556           42,019         101,976
Net income per share
  Basic..........................    $    .04         $    .05        $    .08         $    .12      $      .29
  Diluted........................         .04              .05             .07              .12             .29

Novell annual report 2000                                                     45
--------------------------------------------------------------------------------
-------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required with respect to directors is incorporated herein by reference to the information contained in the section captioned "Election of Directors" of the Registrant's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held April 17, 2001, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended. Information regarding the Registrant's executive officers is set forth above following Item 4 in Part I hereof under the heading entitled "Executive Officers."

     The information regarding filings under Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation" of the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Securities Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Certain Transactions" of the Registrant's Proxy Statement.

 46                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS:

     The following documents are filed as a part of this Annual Report on Form 10-K for Novell, Inc.:

     Consolidated Statements of Operations for the fiscal years ended October 31, 2000, October 31, 1999, and October 31, 1998.

     Consolidated Balance Sheets at October 31, 2000 and October 31, 1999.

     Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 2000, October 31, 1999, and October 31, 1998.

     Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2000, October 31, 1999, and October 31, 1998.

     Notes to Consolidated Financial Statements.

     Report of Ernst & Young LLP, Independent Auditors.

         2. FINANCIAL STATEMENT SCHEDULES:

                                                              PAGE
                                                              ----
Schedule II -- Valuation and Qualifying Accounts............   49
Schedules other than that listed above are omitted because
they are not required, not applicable or because the
required information is shown in the consolidated financial
statements or notes thereto.

         3. EXHIBITS:

A list of the exhibits required to be filed as part of this
report is set forth in the Exhibit Index, which immediately
precedes such exhibits, and is incorporated herein by this
reference thereto...........................................   50

     (b) REPORTS ON FORM 8-K

     The following Reports on Form 8-K were filed by the Registrant during the quarter ended October 31, 2000.

     Notice of Novell's scheduled report of fourth quarter results and related conference call to be held on November 21, 2000, as filed on November 8, 2000.

     Announcement of the formation of Novell's Executive Management Group, as filed on November 13, 2000 under Item 5.

     (c) EXHIBITS

     See Item 14(a)(3)

     (d) FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(2)

Novell annual report 2000                                                     47
--------------------------------------------------------------------------------
-------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Novell, Inc.
                                          (Registrant)

Date: January 26, 2001                    By:    /s/ DR. ERIC E. SCHMIDT
                                            ------------------------------------
                                                   (Dr. Eric E. Schmidt,
                                                 Chairman of the Board, and
                                                  Chief Executive Officer)

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric E. Schmidt and Dennis R. Raney, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                       NAME                                       TITLE                      DATE
                       ----                                       -----                      ----
       /s/  Dr. Eric E. Schmidt                        Chairman of the Board, Chief    January 26, 2001
---------------------------------------------------   Executive Officer and Director
             (Dr. Eric E. Schmidt)                    (Principal Executive Officer)

       /s/  Dennis R. Raney                          Executive Vice President, Chief   January 26, 2001
---------------------------------------------------    Financial Officer (Principal
             (Dennis R. Raney)                           Financial and Accounting
                                                                 Officer)

       /s/  John A. Young                                        Director              January 26, 2001
---------------------------------------------------
             (John A. Young)

       /s/  Elaine R. Bond                                       Director              January 26, 2001
---------------------------------------------------
             (Elaine R. Bond)

       /s/  Reed E. Hundt                                        Director              January 26, 2001
---------------------------------------------------
             (Reed E. Hundt)

       /s/  William N. Joy                                       Director              January 26, 2001
---------------------------------------------------
             (William N. Joy)

       /s/  Jack L. Messman                                      Director              January 26, 2001
---------------------------------------------------
             (Jack L. Messman)

       /s/  Richard L. Nolan                                     Director              January 26, 2001
---------------------------------------------------
             (Richard L. Nolan)

       /s/  Larry W. Sonsini                                     Director              January 26, 2001
---------------------------------------------------
             (Larry W. Sonsini)

 48                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

                                  NOVELL, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         ACCOUNTS RECEIVABLE ALLOWANCE
                                 (IN THOUSANDS)

                                                  ADDITIONS    ADDITIONS    DEDUCTIONS   DEDUCTIONS
                                     BALANCE AT   CHARGED TO   CHARGED TO      FROM       FROM BAD     BALANCE
                                     BEGINNING      RETURN      BAD DEBT      RETURN        DEBT       AT END
                                     OF PERIOD     RESERVES     RESERVES     RESERVES     RESERVES    OF PERIOD
                                     ----------   ----------   ----------   ----------   ----------   ---------
Fiscal year ended October 31,
  1998.............................   $33,053      $102,513      $1,701      $87,342       $2,004      $47,921
Fiscal year ended October 31,
  1999.............................   $47,921      $ 69,713      $3,581      $80,984       $3,913      $36,318
Fiscal year ended October 31,
  2000.............................   $36,318      $ 78,010      $6,508      $81,578       $5,789      $33,469

Novell annual report 2000                                                     49
--------------------------------------------------------------------------------
-------------

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Restated Certificate of Incorporation, as amended and
          restated April 23, 1997.(4) (Exhibit 3.1)
  3.2     By-Laws, as amended and restated September 21, 1998.(3)
          (Exhibit 3.1)
  4.1     Reference is made to Exhibit 3.1.
  4.2     Form of certificate representing the shares of Novell Common
          Stock.(1) (Exhibit 4.3)
  4.3     Preferred Shares Rights Agreement, dated as of December 7,
          1988, as amended and restated effective September 20, 1999, by and between the Registrant and ChaseMellon Shareholder
          Services, L.L.C, filed on December 12, 1999.(11) (Exhibit 1)
 10.1*    Novell, Inc., Employee Retirement and Savings Plan dated
          December 8, 1996.(2) (Exhibit 10.9)
 10.2*    Novell, Inc. 1989 Employee Stock Purchase Plan.(5) (Exhibit
          4.1)
 10.3*    Novell, Inc. 1991 Stock Plan.(6) (Exhibit 4.1)
 10.4*    Novell, Inc. 2000 Stock Plan.(12) (Exhibit 4.2)
 10.5*    Novell, Inc. 2000 Stock Option Plan.(12) (Exhibit 4.1)
 10.6*    UNIX System Laboratories, Inc. Stock Option Plan.(7)
          (Exhibit 4.3)
 10.7*    Novell, Inc. Novell/WordPerfect Stock Plan.(8) (Exhibit
          10.1)
 10.8*    Novell, Inc. Stock Option Plan for Non-Employee
          Directors.(9) (Exhibit 4.1)
 10.9*    Novell, Inc. 1997 Non-Statutory Stock Option Plan.(10)
          (Exhibit 4.1)
 10.10*   Novell, Inc. Senior Management Severance Plan dated April
          11, 2000.(14)
 10.11*   Key Employment Agreement dated March 18, 1997 between
          Novell, Inc. and Eric Schmidt.(14)
 10.12*   Employment Agreement dated November 1, 2000 between Novell,
          Inc. and Stewart G. Nelson.(14)
 10.13    Common stock and warrant agreement between Novell, Inc. and
          marchFIRST (formerly Whittman Hart, Inc.), dated September
          29, 1999.(13) (Exhibit 1).
 21       Subsidiaries of the Registrant.(14)
 23.1     Consent of Ernst & Young LLP, Independent Auditors.(14)
 24.1     Power of Attorney. Contained in the signature page of this
          Annual Report on Form 10-K.

---------------
  *  Indicates management contracts or compensatory plans

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

 (5) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-8, filed August 24, 1998 (File No. 333-62087).

 (6) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement on Form S-8, filed May 29, 1996 (File No. 333-04775).

 50                                                    Novell annual report 2000
--------------------------------------------------------------------------------
                                                                   -------------

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

(11) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Report on Form 8-A, dated December 13, 1999 (File No. 0-13351).

(12) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Registration Statement of Form S-8, filed July 1, 2000 (File No. 333-41328).

(13) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit in the Registrant's Statement on Schedule 13D, filed October 12, 1999.

(14) Filed herewith.




-------------
Copyright (C) 2001, Novell, Inc., All Rights Reserved.

Novell, NetWare, BorderManager, CNE, GroupWise, ManageWise, NDS, Novell Directory Services and ZENworks are registered trademarks or service marks, and Certified Directory Engineer, Certified Novell Engineer, CDE, DirXML, eDirectory, iChain, NAEC, NEAP, NIMS, Novell Authorized Education Center, Novell Education Academic Partner, Novell Internet Caching System, Novell Internet Messaging System and ShopNovell are trademarks or service marks of Novell, Inc. in the United States and other countries.

*IBM and SAA are registered trademarks and WebSphere is a trademark of International Business Machines Corporation. Microsoft and Windows NT are registered trademarks of Microsoft Corporation. Solaris is a registered trademark of Sun Microsystems, Inc. UNIX is a registered trademark of The Open Group. All other third-party trademarks are the property of their respective owners.

Novell annual report 2000                                                     51
--------------------------------------------------------------------------------
-------------