Form 10-Q
period 2001-01-31
NOVELL INC
filed 2001-03-15
CIK 758004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          (Mark one)
              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended January 31, 2001

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

                                    YES X NO
As of February 28, 2001 there were 317,576,897 shares of the Registrant's Common Stock outstanding.

PART I.  FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS


                                  NOVELL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      JANUARY 31, 2001              OCTOBER 31, 2000
                                                                      ----------------              ----------------
Amounts in thousands, except share and per share data                      (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and short-term investments                                           $    655,449                 $    698,193
Receivables,  less allowances ($42,461 - January; $33,469
- October)                                                                     161,095                      196,672
Inventories                                                                      1,898                        2,621
Prepaid expenses                                                                25,458                       26,120
Deferred and refundable income taxes                                            56,996                       60,109
Other current assets                                                            25,179                       23,644
                                                                          ------------                 ------------

Total current assets                                                           926,075                    1,007,359

Property, plant and equipment, net                                             282,937                      290,104
Long-term investments                                                          397,876                      383,583
Other assets                                                                    38,566                       31,300
                                                                          ------------                 ------------

Total assets                                                              $  1,645,454                 $  1,712,346
                                                                          ============                 ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                          $     94,286                 $     85,050
Accrued compensation                                                            56,849                       54,546
Accrued marketing liabilities                                                   12,500                       13,632
Other accrued liabilities                                                       58,786                       59,644
Income taxes payable                                                            26,145                       39,043
Deferred revenue                                                               220,154                      203,163
                                                                          ------------                 ------------

Total current liabilities                                                      468,720                      455,078

Minority interests                                                              11,457                       12,183

SHAREHOLDERS' EQUITY:
Common stock, par value $.10 per share
Authorized - 600,000,000 shares
Issued -  317,653,609 shares-January
         327,618,192 shares-October                                             31,766                       32,762

Retained earnings                                                            1,250,626                    1,319,853
Accumulated other comprehensive income (loss)                                 (101,797)                     (84,427)
Other                                                                          (15,318)                     (23,103)
                                                                          -------------                -------------

Total shareholders' equity                                                   1,165,277                    1,245,085
                                                                          ------------                 ------------

Total liabilities and shareholders' equity                                $  1,645,454                 $  1,712,346
                                                                          ============                 ============

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                           FISCAL QUARTER ENDED
                                                                                -------------------------------------------
                                                                                 JAN. 31, 2001                JAN. 31, 2000
Amounts in thousands, except per share data
NET SALES                                                                         $   245,035                   $   316,043
Cost of sales                                                                          65,862                        78,727
                                                                                  -----------                   -----------
GROSS PROFIT                                                                          179,173                       237,316

OPERATING EXPENSES:
Sales and marketing                                                                   121,747                       113,656
Product development                                                                    49,488                        57,937
General and administrative                                                             21,222                        19,193
                                                                                  -----------                   -----------

Total operating expenses                                                              192,457                       190,786

Income (loss) from operations                                                         (13,284)                       46,530

OTHER INCOME (EXPENSE)
Investment income                                                                      17,287                        17,551
Other, net                                                                                544                        (1,810)
                                                                                  -----------                   ------------

Other income, net                                                                      17,831                        15,741

Income before taxes                                                                     4,547                        62,271

Income taxes                                                                            1,273                        17,436
                                                                                  -----------                   -----------
Net income before cumulative effect of change in accounting
principle                                                                               3,274                        44,835

Cumulative effect of change in accounting principle (Note K)                          (11,048)                           --
                                                                                  ------------                  -----------

NET INCOME (LOSS)                                                                 $    (7,774)                  $    44,835
                                                                                  ============                   ==========

NET INCOME (LOSS) PER SHARE
BASIC:
Before cumulative effect of change in accounting principle                        $     0.01                    $     0.14
Cumulative effect of change in accounting principle (Note K)                           (0.03)                           --
                                                                                  -----------                   ----------
                                                                                  $    (0.02)                   $     0.14
                                                                                  ===========                   ==========
DILUTED:
Before cumulative effect of change in accounting principle                        $     0.01                    $     0.13
Cumulative effect of change in accounting principle (Note K)                           (0.03)                           --
                                                                                  -----------                   ----------
                                                                                  $    (0.02)                   $     0.13
                                                                                  ===========                   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                                                 322,183                       326,906
Diluted                                                                               322,183                       342,105

PRO FORMA AMOUNTS ASSUMING THE ACCOUNTING CHANGE IS APPLIED RETROACTIVELY
Net Income                                                                        $     3,274                   $    37,419
                                                                                  ===========                   ===========
Net income per share (diluted)                                                    $      0.01                   $      0.11
                                                                                  ====+======                   ===========

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       THREE MONTHS ENDED
                                                                            JAN. 31, 2001             JAN. 31, 2000
Dollars in thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $   (7,774)                $   44,835

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization                                                    19,421                     18,505
Stock plans' income tax benefits                                                     --                     29,677
Decrease in receivables                                                          35,577                     47,653
Decrease (increase) in inventories                                                  723                       (275)
Decrease in prepaid expenses                                                        662                      3,784
Decrease in deferred and refundable income taxes                                  4,439                     19,442
(Increase) decrease in other current assets                                      (1,535)                    10,480
Increase (decrease) in current liabilities, net                                  13,642                    (33,264)
                                                                             ----------                 -----------

   Net cash provided from operating activities                                   65,155                    140,837

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net                                                     4,314                     37,164
Repurchase of common stock                                                      (64,910)                   (88,781)
                                                                             -----------                -----------

   Net cash used by financing activities                                        (60,596)                   (51,617)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                   (7,252)                   (10,674)
Purchases of short-term investments                                            (285,812)                  (294,999)
Maturities of short-term investments                                            213,259                    280,750
Sales of short-term investments                                                  58,336                    163,507
Expenditures for other long-term investments                                    (13,712)                  (130,009)
Increase in restricted cash                                                          --                    (16,629)
Other                                                                           (15,505)                    15,594
                                                                             -----------                ----------

   Net cash provided (used) by investing activities                             (50,686)                     7,540

TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (46,127)                    96,760

Cash and cash equivalents - beginning of period                                 289,537                    274,269
                                                                             ----------                 ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       243,410                    371,029

Short-term investments - end of period                                          412,039                    576,486
                                                                             ----------                 ----------

CASH AND SHORT-TERM INVESTMENTS - END OF PERIOD                              $  655,449                 $  947,515
                                                                             ==========                 ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of restricted stock for acquisitions                                $       --                 $   10,656

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS


A.   QUARTERLY FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's fiscal 2000 Annual Report on Form 10-K. These financial statements do include all normal recurring adjustments that the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Certain reclassifications, none of which affected net income, have been made to the prior years' amounts in order to conform to the current year's presentation.

B.   CASH AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid debt instruments purchased with a term to maturity of three months or less to be cash equivalents. Short-term investments are widely diversified, consisting primarily of short-term investment grade securities, substantially all of which either mature within the next 12 months or have characteristics of short-term investments. Municipal securities included in short-term investments have contractual maturities ranging from one to seven years. Money market preferreds have contractual maturities of less than 180 days. No other short-term investments have contractual maturities. All marketable debt and equity securities that are included in cash and short-term investments are considered available-for-sale and are carried at fair market value. The unrealized gains and losses related to these securities are included in shareholders' equity, net of tax and after applicable valuation allowances. Fair market values are based on quoted market prices where available; if quoted market prices are not available, then fair market values are based on quoted market prices of comparable instruments. The cost of securities sold is based on the specific identification method. Such securities are anticipated to be used for current operations and are therefore classified as current assets, even though some maturities may extend beyond one year.

     The following is a summary of cash and short-term investments, all of which are considered available-for-sale.

                                                                        GROSS          GROSS         FAIR MARKET
                                                       COST AT       UNREALIZED      UNREALIZED       VALUE AT
                                                    JAN. 31, 2001       GAINS          LOSSES       JAN. 31, 2001
                                                    -------------       -----          ------       -------------
(Amounts in thousands) Cash and cash equivalents:
  Cash..............................................   $  126,095       $     --      $      --        $  126,095
  Corporate debt....................................       70,165              7             --            70,172
  Money market funds................................       90,512             --             --            90,512
                                                       ----------       --------      ---------        ----------
          Total cash and cash equivalents...........      286,772              7             --           286,779
Short-term investments:
  State and local government debt...................      158,452          2,153             --           160,605
  Corporate debt....................................       34,575            912             --            35,487
  Money market preferreds...........................       98,600             --             --            98,600
  Mutual funds......................................       55,491             --         (8,541)           46,950
  Equity securities.................................       29,861          6,746         (9,579)           27,028
                                                       ----------       --------      ----------       ----------
          Total short-term investments..............      376,979          9,811        (18,120)          368,670
          Total cash and short-term investments.....   $  663,751       $  9,818      $ (18,120)       $  655,449
                                                       ==========       ========      ==========       ==========


                                                                        GROSS          GROSS         FAIR MARKET
                                                       COST AT       UNREALIZED      UNREALIZED       VALUE AT
                                                    OCT. 31, 2000       GAINS          LOSSES       OCT. 31, 2000
                                                    -------------       -----          ------       -------------
(Amounts in thousands) Cash and cash equivalents:
  Cash..............................................$  137,968        $      --     $       --      $  137,968
  Corporate debt....................................    54,514                1             --          54,515
  Money market funds................................    97,054               --             --          97,054
                                                    ----------        ---------     ----------      ----------
          Total cash and cash equivalents...........   289,536                1             --         289,537
Short-term investments:
  State and local government debt...................   221,565               --         (1,274)        220,291
  Corporate debt....................................    48,257              238             --          48,495
  Money market preferreds...........................    57,000               --             --          57,000
  Mutual funds......................................    54,082               --         (8,543)         45,539
  Equity securities.................................    25,221           20,267         (8,157)         37,331
                                                    ----------        ---------     ----------      ----------
          Total short-term investments..............   406,125           20,505        (17,974)        408,656
          Total cash and short-term investments.....$  695,661        $  20,506     $  (17,974)     $  698,193
                                                    ==========        =========     ==========      ==========

     During the first three months of fiscal 2001, the Company realized gains of $6.4 million and realized losses of $2.8 million on the sale of securities compared to realized gains of $6.7 million and realized losses of $0.9 million in the first three months of fiscal 2000. In addition, during the first quarter of fiscal 2001, the Company wrote off $2.6 million related to investments that had become impaired. The Company reviews all of its short-term investments for impairment and recognizes impairment losses as necessary.

C.   OTHER ASSETS

     The primary components of other assets as of January 31, 2001 and October 31, 2000 were long-term investments related to restricted cash for the Company's off-balance-sheet financing of its buildings in San Jose, California and Provo, Utah, investments made through the Novell Venture Fund, and strategic long-term equity investments, including the Company's investment in marchFIRST.

     The Company marks its public equity securities to market each month and records the related unrealized gain or loss as a component of comprehensive income. The Company also reviews its investments in long-term public and private equity securities and venture funds for impairment and recognizes losses as necessary. As of January 31, 2001, unrealized losses on public long-term equity securities totaled $91 million, all of which related to the investment in marchFIRST.

D.   INCOME TAXES

     The Company's estimated effective tax rate, before the effect of the cumulative change in accounting principle, for the first three months of fiscal 2001 was 28.0%, the same as in the first three months of fiscal 2000. The Company paid cash amounts for income taxes of $1.0 million in the first three months of fiscal 2001 and $2.0 million during the same period of fiscal 2000.

E.   LINE OF CREDIT

     The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line of credit expires on February 28, 2002 and can be renewed at the option of the Company. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At January 31, 2001, there were standby letters of credit of $1.5 million outstanding under this agreement. The Company also has an additional $10 million credit facility with another bank, which is not subject to a loan agreement. At January 31, 2001, there was $0.4 million of standby letters of credit outstanding under this arrangement.

F.       RESTRUCTURING

     During the fourth quarter of fiscal 2000, the Company recorded a restructuring charge of approximately $48.0 million as a result of the Company's plan to change its business strategy to address changes in the market due to technology changes, customer demands, and methods of distribution. Specific actions taken included reducing the Company's workforce worldwide by approximately 700 employees (approximately 13%), consolidating facilities and disposing of excess fixed assets, abandoning and writing off technologies that no longer fit within the Company's new strategy, discontinuing unprofitable products and closing offices in unprofitable locations. The following table summarizes the activity related to restructuring costs and activities in the first quarter of fiscal 2001.

                                                   BALANCE AT                                     BALANCE AT
                                                   OCTOBER 31,        CASH          NON-CASH      JANUARY 31,
                                                      2000          PAYMENTS        CHARGES           2001
                                                   ----------       --------        -------        ----------
                                                                     (AMOUNTS IN THOUSANDS)
  Severance and benefits                             $   6,139      $  (3,505)             --       $   2,634
  Abandoned technology                                     286             --              --             286
  Redundant facilities and fixed assets                  4,726           (261)           (474)          3,991
  Other restructuring related costs                      2,616           (671)             --           1,945
                                                     ---------      ----------      ---------       ---------
                                                     $  13,767      $  (4,437)      $    (474)      $   8,856
                                                     =========      ==========      ==========      =========

     As of January 31, 2001, the remaining portion of the restructuring charge included in accrued liabilities related to severance and benefits, abandoned technology, and other restructuring related costs will be paid during fiscal 2001. Amounts related to redundant facilities will be paid over the respective remaining lease terms.

G.       COMMITMENTS AND CONTINGENCIES

     The Board of Directors has established the Novell Venture Fund within Novell's investment portfolio for the purpose of making investments in private companies, mainly small capitalization stocks in the high-technology industry sector, and funds managed by venture capitalists. These investments are intended to promote the Company's business and strategic objectives. As of January 31, 2001, the Company had investments of $53.9 million in various venture capital funds and had commitments to contribute an additional $108.7 million to these funds over the next two to three years, as requested by the fund managers.

     In fiscal 1997, the Company entered into agreements to lease buildings being constructed on land owned by the Company in San Jose, California and in Provo, Utah. The lessor has funded $223 million for construction of the buildings. The leases are for a period of seven years and can be renewed for two additional five-year periods, by either the lender or the Company, subject to the approval of the other party. Rent obligations commenced during the second quarter of fiscal 1999 for the San Jose buildings and during the second quarter of fiscal 2000 for the Provo buildings. Annual rent under each agreement is determined by taking the funded amount multiplied by the secured interest rate. If the Company does not purchase the buildings, or arrange for the sale of the buildings, at the end of the lease, the Company will guarantee the lessor no more than 85% of the residual value of the buildings. The guaranteed residual value at January 31, 2001, was approximately $190 million. In addition, the agreement calls for the Company to maintain a specific level of restricted cash to serve as collateral for the leases and maintain compliance with certain financial covenants. The value of restricted cash held as collateral at January 31, 2001 was approximately $223 million, and is included in long-term investments.

     In February 1998, a suit was filed in the U.S. District Court, District of Utah, against Novell and certain of its officers and directors, alleging violation of federal securities laws by concealing the true nature of Novell's financial condition. The lawsuit was brought as a purported class action on behalf of purchasers of Novell common stock from November 1, 1996, through April 22, 1997. The Federal District Court dismissed the original complaint November 2, 2000; however, the plaintiffs filed an amended complaint November 22, 2000 in an effort to remedy inadequacies in the original complaint. Novell intends to seek dismissal of the amended complaint and believes that the case is without merit. If the case continues, Novell intends to vigorously defend against the allegations. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

     In January 2001, Novell began a jury trial in a suit filed against Novell by Lantec, Inc. in the U.S. District Court, District of Utah, for alleged anti-trust violations arising from Novell's acquisition of the GroupWise technology. The judge ruled in favor of Novell and dismissed the original complaint; however, the plaintiffs have the opportunity to appeal the decision. Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

     The Company is a party to a number of legal claims arising in the ordinary course of business. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position, results of operations, or cash flows.

 H.   SEGMENT INFORMATION

     The Company operates in one business segment, directory-enabled networking software and services. Company's products are sold throughout the world; in the U.S. via direct, OEM, reseller, and distributor channels, and internationally through distributors who sell to dealers and end users. The Company is organized into four business units, based on product or service type. Novell's business units are as follows:

     o Net Management Services, which includes Directory-Enabled OS, management and collaboration products, and UNIX royalties o Net Directory Services, which includes NDS Directory Services and other directory products o Net Content Services, which includes Internet Caching services o Novell Customer Services

     Performance of the Company is evaluated by the Company's chief decision makers, the Chief Executive Officer and Executive Council, based on evaluation of revenue results by business unit and geographic region, and expense results on a total company level. Separate financial information is not available by business unit in regards to asset allocation, expense allocation, or profitability.

     REVENUE BY PRODUCT CATEGORY                                                  FISCAL QUARTER ENDED
     ---------------------------                                       -------------------------------------------
                                                                       JANUARY 31, 2001           JANUARY 31, 2000
                                                                       ----------------           ----------------
     DOLLARS IN THOUSANDS
     Net Management Services                                               $   186,860               $   259,528
     Net Directory Services                                                      7,632                     6,099
     Net Content Services                                                        1,858                     1,265
     Novell Customer Services                                                   48,685                    49,151
                                                                           ------------              -----------
       Total net sales                                                     $   245,035               $   316,043
                                                                           ===========               ===========

     Sales outside the U.S. are comprised of sales to international customers in Europe, the Middle East, Canada, South America, and Asia Pacific. Other than sales in Ireland, international sales were not material individually in any other international location.

     For the first three months of fiscal 2001 and fiscal 2000, sales to international customers were approximately $106.4 million and $150.3 million, respectively. In the first three months of fiscal 2001 and fiscal 2000, 29% and 31%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total net sales in either period.

     There were no customers accounting for more than 10% of total revenue during the first three months of fiscal 2001. During the first quarter of fiscal 2000, one multi-national distributor accounted for 10% of total net revenue.

I.   NET INCOME (LOSS) PER SHARE

                                                                                  FISCAL QUARTER ENDED
                                                                         ----------------------------------------
     AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA                         JAN. 31, 2001             JAN. 31, 2000
     -------------------------------------------                         -------------             -------------
     BASIC NET INCOME PER SHARE COMPUTATION
     Net income (loss)                                                     $    (7,774)              $    44,835
                                                                           ------------              -----------
     Weighted average shares outstanding                                       322,183                   326,906
                                                                           -----------               -----------
     Basic net income (loss) per share                                     $     (0.02)              $      0.14
                                                                           ============              ===========
     DILUTED NET INCOME PER SHARE COMPUTATION
     Net income (loss)                                                     $    (7,774)              $    44,835
                                                                           ------------              -----------
     Weighted average shares outstanding                                       322,183                   326,906
     Incremental shares attributable to exercise of
      outstanding options (treasury stock method)                                   --                    15,199
                                                                           -----------               -----------
     Total                                                                     322,183                   342,105
                                                                           -----------               -----------
     Diluted net income (loss) per share                                   $     (0.02)              $      0.13
                                                                           ============              ===========

J.   COMPREHENSIVE INCOME

     The components of comprehensive income (loss), net of tax, for the quarter ended January 31, 2001 and 2000 were as follows:

                                                                                   FISCAL QUARTER ENDED
                                                                          ----------------------------------------
     DOLLARS IN THOUSANDS                                                 JAN. 31, 2001            JAN. 31, 2000
     --------------------                                                 -------------            -------------
     Net income (loss)                                                     $    (7,774)              $    44,835
     Change in net unrealized gain on investments                              (18,084)                   74,646
     Change in cumulative translation adjustment                                   714                      (550)
                                                                           -----------               ------------
     Comprehensive income (loss)                                           $   (25,144)              $   118,931
                                                                           ============              ===========

     The components of accumulated other comprehensive income, net of related tax, at January 31, 2001 and October 31, 2000, are as follows:

                                                                          JAN. 31, 2001            OCT. 31, 2000
                                                                          -------------            -------------
     DOLLARS IN THOUSANDS
     Net unrealized gain (loss) on investment:                             $   (99,278)              $   (81,194)
     Cumulative translation adjustment                                          (2,519)                   (3,233)
                                                                           ------------              ------------
     Accumulated other comprehensive income (loss)                         $  (101,797)              $   (84,427)
                                                                           ============              ============

K.    RECENT ACCOUNTING PRONOUNCEMENTS

     REVENUE RECOGNITION

     The Company previously recognized revenue related to product sales to distribution channel partners upon shipment to the partner and provided a reserve for contractual return obligations and other estimated product returns. Effective November 1, 2000, the Company changed its method of accounting for revenue related to these product sales to recognize such revenues upon the sell-through of the respective product from the distribution channel partner to the end user. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The $11.0 million ($.03 per share) cumulative effect of the change (after reduction for income taxes of $6.1 million) is included in income of the first quarter of fiscal 2001.

     For the three months ended January 31, 2001, the Company recognized $6.8 million in revenue that was included in the cumulative effect adjustment at November 1, 2000. The effect of that revenue on the first quarter was to increase income by $4.9 million ($0.01 per share). Had the Company reported under its previous method of accounting for revenue recognition, the effect on earnings without consideration of the cumulative effect of the change would be a decrease in earnings of approximately $1.8 million or $.01 per share. The pro forma amounts presented in the unaudited consolidated statements of income were calculated assuming the accounting change was made retroactively to prior periods.

     DERIVATIVE INSTRUMENTS

     During the first quarter of fiscal 2001, the Company adopted Statements of Financial Accounting Standards No. 133 and 138, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133 and SFAS 138). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities requiring all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 138 is an amendment to SFAS 133, which amended or modified certain issues discussed in SFAS 133. Implementation of SFAS 133 and SFAS 138 did not have a material impact on the Company's statement of financial position, results of operations or cash flows.

L. SUBSEQUENT EVENTS

     On March 12, 2001, the Company announced that they had entered into a definitive agreement to acquire Cambridge Technology Partners, Inc., a global information technology services and eSolutions provider. Novell will exchange .668 shares of its common stock for every outstanding share of Cambridge. The transaction is valued at approximately $266 million, based on the March 9,2001 closing price of $6.06 per share. The acquisition will be accounted for as a purchase and is expected to be complete during the third quarter of fiscal 2001.

     Upon closing, Novell Board member Jack Messman, who is also the president and chief executive officer of Cambridge, will assume the role of chief executive officer at Novell. Eric Schmidt will continue as chairman of the board of directors of Novell and will assume the role of chief strategist of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



    This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. All forward-looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially from the results discussed in such forward-looking statements as a result of a number of factors, which include, but are certainly not limited to, those set forth below in the section titled "Risk Factors Affecting Future Results of Operations."


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

RESULTS OF OPERATIONS

NET SALES

                                                            Q1 2001          Change          Q1 2000
                                                    ---------------- --------------- ----------------
   Net sales (thousands)                                  $ 245,035          (22.5)%        $ 316,043

Novell's products are organized around the following four business units, all within the directory-enabled networking software services segment.

     o Net Management Services, which includes Directory-Enabled OS, management and collaboration products, and UNIX royalties o Net Directory Services, which includes NDS Directory Services and other directory products o Net Content Services, which includes Internet Caching services o Novell Customer Services

Revenue from Net Management Services products decreased $72.7 million or 28% in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Sales in the first quarter of fiscal 2001 were lower than the first quarter of fiscal 2000 primarily due to "Year 2000" related sales that occurred in the prior year as companies purchased additional software to become Year 2000 compliant. In addition, sales were also lower in first quarter fiscal 2001 compared to fiscal 2000 due to the continued decline in the Company's packaged software business, which saw a decline in sales of 67% from the prior year first quarter, lower UNIX royalties, and continued weak sales performance in Europe.

Revenue from Net Directory Services products was $7.6 million in the first quarter of fiscal 2001 compared to $6.1 million in the first quarter of fiscal 2000. The 25% increase was mainly due to increased unit sales of products introduced during fiscal 2000, such as Single Sign-on, DirXML, and iChain, slightly offset by a decrease in NDS Directory Services sales.

Revenue from Net Content Services products was $1.9 million in the first quarter of fiscal 2001 compared to $1.3 million in the first quarter of fiscal 2000. The 47% increase was mainly due to growth in the Internet caching market, which resulted in higher unit sales.

Revenue from Novell Customer Services revenues were $48.7 million and $49.2 million in the first quarter of fiscal 2001 and fiscal 2000, respectively. The slight decrease was a result of decreased education revenues, offset by higher consulting and service revenue.

The Company previously recognized revenue related to product sales to distribution channel partners upon shipment to the partner and provided a reserve for contractual return obligations and other estimated product returns. Effective November 1, 2000, the Company changed its method of accounting for revenue related to these product sales to recognize such revenues upon the sell-through of the respective product from the distribution channel partner to the end user. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The $11.0 million ($.03 per share) cumulative effect of the change (after reduction for income taxes of $6.5 million) is included in income of the first quarter of fiscal 2001.

For the three months ended January 31, 2001, the Company recognized $6.8 million in revenue that was included in the cumulative effect adjustment at November 1, 2000. The effect of that revenue on the first quarter was to increase income by $4.9 million ($0.01 per share). Had the Company reported under its previous method of accounting for revenue recognition, the effect on earnings without consideration of the cumulative effect of the change would be a decrease in earnings of approximately $1.8 million or $.01 per share. The pro forma amounts presented in the unaudited consolidated statements of income were calculated assuming the accounting change was made retroactively to prior periods.

International sales represented 43% of total sales in the first three months of fiscal 2001 compared to 48% in the first three months of fiscal 2000. During the first three months of fiscal 2001, international revenue decreased 29% while domestic revenue decreased 16% compared to the same period of fiscal 2000. Internationally, the Company experienced weakened sales in Europe, Japan, Latin America and Canada in fiscal 2001.

The Company is currently addressing the decline in sales, particularly the decrease in channel sales, in an effort to improve results in future periods. During fiscal 2000, the Company reorganized its sales force and product groups to better service its customers and to focus its resources on taking advantage of new opportunities. The Company has continued these efforts in fiscal 2001, and anticipates that it will take a couple of quarters to fully implement these changes and realize the benefits from them.

GROSS PROFIT

                                                            Q1 2001          Change          Q1 2000
                                                    ---------------- --------------- ----------------
   Gross profit (thousands)                                $179,173         (24.5)%          $237,316
   Percentage of net sales                                   73.1%                            75.1%

Gross profit as a percentage of sales decreased in the first quarter 2001 compared to the same period of fiscal 2000 due primarily to the effects of decreased product sales levels and higher costs for services related to the Company's consulting business. The mix between software sales and services, education and consulting revenue continues to shift with software sales becoming a smaller percentage of total sales.

OPERATING EXPENSES

                                                           Q1 2001          Change          Q1 2000
                                                    ---------------- --------------- ----------------
   Sales and marketing (thousands)                        $ 121,747           7.1%         $ 113,656
   Percentage of net sales                                   49.7%                            36.0%
   Product development (thousands)                       $   49,488         (14.6)%       $   57,937
   Percentage of net sales                                   20.2%                            18.3%
   General and administrative (thousands)                $   21,222          10.6%        $   19,193
   Percentage of net sales                                    8.7%                             6.1%
   Total operating expenses (thousands)                   $ 192,457           0.9%         $ 190,786
   Percentage of net sales                                   78.5%                            60.4%

Sales and marketing expenses increased by $8.1 million in the first quarter of fiscal 2001 compared to the same period of fiscal 2000. Sales and marketing expenses fluctuate in any given period due to timing of product promotions, advertising or other discretionary expenses. Also, beginning in the second half of fiscal 2000 and continuing in fiscal 2001, the Company increased its sales and marketing expenditures, where appropriate, in an effort to focus on improving future sales growth. The increased expenditures included costs for advertising and promotion, as well as sales force training. Increased expenditures and lower sales during fiscal 2001 caused sales and marketing expenses as a percentage of sales to increase.

Product development expenses decreased $8.4 million in the first quarter of fiscal 2001 compared to the same period of fiscal 2000 due primarily to decreased headcount as a result of the restructuring in the fourth quarter of fiscal 2000. Product development expenses increased as a percentage of net sales in the first quarter of 2001 due to lower sales levels.

General and administrative expenses increased $2.0 million during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The increase was primarily due to costs incurred for the formation of Volera, the Company's new internet content subsidiary, offset somewhat by lower operating costs from decreased headcount as a result of the restructuring in the fourth quarter of fiscal 2000. Decreased sales levels in fiscal 2001 caused general and administrative expenses as a percentage of sales to increase in the first quarter of fiscal 2001 compared to the same period of fiscal 2000.

RESTRUCTURING
During the fourth quarter of fiscal 2000, the Company recorded a restructuring charge of approximately $48 million as a result of the Company's plan to change its business strategy to address changes in the market due to technology changes, customer demands, and methods of distribution. Specific actions taken included reducing the Company's workforce worldwide by approximately 700 employees (approximately 13%), consolidating facilities and disposing of excess fixed assets, abandoning and writing off technologies that no longer fit within the Company's new strategy, discontinuing unprofitable products and closing offices in unprofitable locations. The following table summarizes the restructuring costs and activities as of the first quarter of fiscal 2001.

                                                   BALANCE AT                                     BALANCE AT
                                                   OCTOBER 31,        CASH          NON-CASH      JANUARY 31,
                                                      2000          PAYMENTS        CHARGES           2001
                                                  -----------       --------        -------      -----------
                                                                     (AMOUNTS IN THOUSANDS)
  Severance and benefits                             $   6,139      $  (3,505)             --       $   2,634
  Abandoned technology                                     286             --              --             286
  Redundant facilities and fixed assets                  4,726           (261)           (474)          3,991
  Other restructuring related costs                      2,616           (671)             --           1,945
                                                     ---------      ----------      ---------       ---------
                                                     $  13,767      $  (4,437)      $    (474)      $   8,856
                                                     =========      ==========      ==========      =========

As of January 31, 2001, the remaining portion of the restructuring charge included in accrued liabilities related to severance and benefits, abandoned technology, and other restructuring related costs will be paid during fiscal 2001. Amounts related to redundant facilities will be paid over the respective remaining lease terms.

                                                              Q1 2001           Change          Q1 2000
                                                      ---------------- ---------------- ----------------
   Employees at end of period                                   4,794          (10.2)%           5,338
   Annualized    revenue   per   average    employee
     (thousands)                                               $  202           (14.0)%          $  235
   Annualized  net  income  per  average   employee,
     before accounting change (thousands)                      $  2.7           (91.9)%          $ 33.3

Headcount decreased from the first quarter of 2000 to the first quarter of 2001, primarily due to the reduction in force that occurred during the fourth quarter of fiscal 2000 as a part of the restructuring.

OTHER INCOME, NET

                                                              Q1 2001           Change          Q1 2000
                                                      ---------------- ---------------- ----------------
   Other income, net (thousands)                              $17,831            13.3%          $15,741
   Percentage of net sales                                       7.3%                            5.0%

The primary component of other income, net is investment income, which was $17.3 million in the first quarter of fiscal 2001 compared to $17.6 million in the first quarter of fiscal 2000. The Company realized capital losses of $2.8 million and realized capital gains of $6.4 million during the first three months of fiscal 2001, compared to realized capital losses of $0.9 million and realized capital gains were $6.7 million during the same period of fiscal 2000. First quarter 2001 realized losses included a $2.6 million impairment loss on one of the Company's short-term investments.

INCOME TAXES

                                                               Q1 2001           Change          Q1 2000
                                                       ---------------- ---------------- ----------------
   Income taxes (thousands)                                     $1,273          (92.7)%       $ 17,436
   Percentage of net sales                                       0.5%                             5.5%
   Effective tax rate                                           28.0%                            28.0%

 The effective tax rate for fiscal 2001, before cumulative effect of accounting change, is estimated to be 28%, the same as fiscal 2000.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

   (dollars in thousands, except per share data)              Q1 2001            Change         Q1 2000
                                                       ---------------- ---------------- ----------------
   Income before accounting change                           $   3,274      (92.7)%            $  44,835
   Percentage of net sales                                        1.3%                             14.2%
   Net income (loss)                                         $  (7,774)    (117.3)%            $  44,835
   Percentage of net sales                                      (3.2)%                             14.2%
   Income per share, before accounting change - basic
                                                             $   0.01                          $   0.14
   Net income (loss) per share - basic                       $  (0.02)                         $   0.14
   Income  per  share,  before  accounting  change  -
   diluted                                                   $   0.01                          $   0.13
   Net income (loss) per share - diluted                     $  (0.02)                         $   0.13

LIQUIDITY AND CAPITAL RESOURCES

                                                               Q1 2001           Change          Q4 2000
                                                       ---------------- ---------------- ----------------
   Cash and short-term investments (thousands)                $655,449         (6.1)%           $698,193
   Percentage of total assets                                   39.8%                              40.8%

Cash and short-term investments decreased by $42.7 million to $655.4 million at January 31, 2001, down from $698.2 million at October 31, 2000. During the first three months of fiscal 2001, cash and short-term investments decreased primarily due to cash outflows of $64.9 million for the repurchase of common stock, $40.0 million for net purchases of long-term investments and other long-term investing activities and $7.3 million to purchase property, plant and equipment. These cash outflows were offset by $65.2 million provided from operating activities and $4.3 million from the issuance of common stock.

The Company's investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of the Company's investment portfolio is invested in equity securities and mutual funds, which incur market risk. The Company's investment portfolio includes equity securities with gross unrealized gains of $9.7 million and gross unrealized losses of $109.0 million as of January 31, 2001. Included in the Company's unrealized losses at January 31, 2001 were the Company's investments in marchFIRST, Inc., which had unrealized losses of $91.0 million, Entrust, which had unrealized losses of $7.6 million, and Caldera, which had unrealized losses of $1.8 million. Because of the decline in the stock price of these investments, the Company is monitoring their status and will record a loss if their decline is other than temporary. No other individual security had material unrealized losses as of the end of the first quarter 2001.

The Company's principal source of liquidity has been from operations. At January 31, 2001, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $18 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, strategic investments, product development and flexibility in a dynamic and competitive operating environment.

During the first three months of fiscal 2001, the Company continued to generate cash from operations. The Company anticipates being able to fund its current operations and planned capital expenditures for the foreseeable future with existing cash and short-term investments together with internally generated funds. The Company believes that borrowings under the Company's credit facilities or public offerings of equity or debt securities are available if the need arises. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 2001 are anticipated to be approximately $65 million, but could be reduced if the growth of the Company is less than presently anticipated. The Company also intends to commit an additional $60 million during fiscal 2001 to venture capital funds.

During the fourth quarter of fiscal 2000, the Board of Directors authorized the use of up to $500 million for the repurchase of additional outstanding shares of the Company's common stock through October 31, 2001. As of January 31, 2001, $82.4 million had been spent to repurchase 12.4 million shares under this plan at an average price of $6.67 per share.

SUBSEQUENT EVENTS

On March 12, 2001, the Company announced that they had entered into a definitive agreement to acquire Cambridge Technology Partners, Inc., a global information technology services and eSolutions provider. Novell will exchange .668 shares of its common stock for every outstanding share of Cambridge. The transaction is valued at approximately $266 million, based on the March 9,2001 closing price of $6.06 per share. The acquisition will be accounted for as a purchase and is expected to be complete during the third quarter of fiscal 2001.

Upon closing, Novell Board member Jack Messman, who is also the president and chief executive officer of Cambridge, will assume the role of chief executive officer at Novell. Eric Schmidt will continue as chairman of the board of directors of Novell and will assume the role of chief strategist of the Company.

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

Other factors may also adversely affect the Company's earnings and stock price, including but not limited to: o competition for qualified employees o competition from competitors o delays in the introduction of new products o success of new products or technologies o stock market fluctuations unrelated to Company performance

Our Financial Results May Vary

The Company often experiences a higher volume of sales at the end of the quarter and during the fourth quarter. Because of this, fixed costs that are out of line with sales levels may not be detected until late in any given quarter. As a result, results of operations could be adversely affected, and even produce a loss.

Operating results have been and may also be affected by other factors including, but not limited to:
o  timing of orders from customers and shipments to customers
o product mix, a shift from higher margin products, such as licensing, to lower margin products or services, such as boxed products
o delays or problems with our fulfillment  agents
o impact of foreign currency exchange rates on the price of our products in international locations
o our inability to respond to the decline in sales through the distribution channel
o our inability to derive benefits from the restructuring and new corporate strategy

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

We compete in the highly competitive market for computer software

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

We Face Productivity and Financial Risks Due To The Power Crisis In California

The Company conducts operations in San Jose, California, which is currently experiencing an energy crisis. If the state of California is not able to remedy this problem, the Company could suffer work stoppages, loss of data, and/or higher operating costs due to significantly higher utility costs.

We Face Risks from Our International Operations

The Company has sales offices in countries worldwide. It also has significant operations in Ireland and Japan, and conducts product development in India. International operations are subject to inherent risks including, but not limited to: fluctuating currency exchange rates, longer payment cycles, difficulties in managing multiple offshore operations, increased tariffs and duties, price controls, restrictions on foreign currencies, trade barriers, and political unrest. These factors could have a material impact on our financial condition in the future.

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

In addition, the market prices for securities of software companies have been very volatile recently and historically they have also shown to be volatile as well. The market price of Novell Common Stock, in particular, has been subject to wide fluctuations in the past. As a result of the foregoing factors and other factors that may arise in the future, the market price of Novell's Common Stock may be subject to significant fluctuations within a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer industry or the securities markets in general.

Novell believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, product mix, and profits are all influenced by a number of factors, such as those discussed above.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate some of these risks, the Company utilizes currency forward contracts and currency options. The Company does not use derivative financial instruments for speculative or trading purposes, and no derivative financial instruments were outstanding at January 31, 2001.

INTEREST RATE RISK
The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next 12 months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $5.1 million decrease (approximately 1%) in the fair value of the Company's available-for-sale securities.

MARKET RISK
The Company also holds available-for-sale equity securities in its short-term investment portfolio. As of January 31, 2001, unrealized losses on short-term public equity securities totaled $8.3 million, which pertained primarily to the Company's investments in Entrust ($7.6 million) and Caldera ($1.8 million). A 10% adverse change in prices of these short-term equity securities would result in an approximate $3 million decrease in the fair value of the Company's short-term investments.

In addition, the Company invests in long-term equity securities and venture capital funds, included in its portfolio of investments, for the promotion of business and strategic objectives. The investments are generally in small capitalization stocks in the high-technology industry sector, both public and private. Because of the nature of these investments, the Company is exposed to equity price risks. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of January 31, 2001, unrealized losses on long-term public equity securities totaled $91.0 million, which pertained to the Company's investment in marchFIRST. A 10% adverse change in equity prices of long-term equity securities, including those held in the venture capital funds, would result in an approximate $14 million decrease in the fair value of the Company's long-term equity security and venture capital investments.

FOREIGN CURRENCY RISK
The Company hedges currency risks of investments denominated in foreign currencies with currency forward contracts. Gains and losses on these foreign currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to the Company. A substantial majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily Japanese yen and certain other Asian and European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, the Company has established balance sheet hedging programs. Currency forward contracts and currency options are utilized in these hedging programs. The
Company's hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If the Company did not hedge against foreign currency exchange rate movement, an adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $6 million.

All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial position at January 31, 2001. Actual results may differ materially.

PART II. OTHER INFORMATION

Except as listed below, all information required by items in Part II is omitted because the items are inapplicable or the answer is negative.

ITEM 1.  LEGAL PROCEEDINGS.

The information required by this item is incorporated herein by reference to Footnote G of the Company's financial statements contained in Part I, Item 1 of this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit
NUMBER                         DESCRIPTION
None

(b)  Reports on Form 8-K.

    Notice of Novell's scheduled report of fourth quarter results and related conference call to be held on November 21, 2000, as filed on November 8, 2000 under Item 5.

    Announcement of the formation of Novell's Executive Management Group, as filed on November 13, 2000 under Item 5.


*Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Novell, Inc.
                                  (Registrant)



Date: March 15, 2001             /S/ DENNIS R. RANEY
                                 -----------------------------------
                                 Dennis R. Raney
                                 Chief Financial Officer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)