Form 10-Q
period 2001-04-30
NOVELL INC
filed 2001-06-14
CIK 758004

27




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


              (Mark one)
              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended April 30, 2001

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

                                    YES X NO

As of May 31, 2001, there were 319,214,379 shares of the Registrant's Common Stock outstanding.

Part I.  Financial Information
Item 1.  Financial Statements


                                  NOVELL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        April 30, 2001              October 31, 2000
                                                           -            --------------              ----------------
Amounts in thousands, except share and per share data                      (Unaudited)
ASSETS
Current assets:
Cash and short-term investments                                           $    638,607                 $    698,193
Receivables, less allowances ($37,177 - April; $33,469 -
October)                                                                       138,882                      196,672
Inventories                                                                      1,465                        2,621
Prepaid expenses                                                                28,091                       26,120
Deferred and refundable income taxes                                            55,473                       60,109
Other current assets                                                            19,303                       23,644
                                                                          ------------                 ------------

Total current assets                                                           881,821                    1,007,359

Property, plant and equipment, net                                             276,291                      290,104
Long-term investments                                                          362,695                      383,583
Other assets                                                                    48,216                       31,300
                                                                          ------------                 ------------

Total assets                                                              $  1,569,023                 $  1,712,346
                                                                          ============                 ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                          $     75,837                 $     85,050
Accrued compensation                                                            63,374                       54,546
Accrued marketing liabilities                                                   12,876                       13,632
Other accrued liabilities                                                       55,887                       59,644
Income taxes payable                                                            15,136                       39,043
Deferred revenue                                                               200,282                      203,163
                                                                          ------------                 ------------

Total current liabilities                                                      423,392                      455,078

Minority interests                                                              27,982                       12,183

Shareholders' equity:
Common stock, par value $.10 per share
Authorized - 600,000,000 shares
Issued -  319,281,283 shares-April
         327,618,192 shares-October                                             38,403                       32,762

Retained earnings                                                            1,099,271                    1,319,853
Accumulated other comprehensive (loss)                                          (8,047)                     (84,427)
Other                                                                          (11,978)                     (23,103)
                                                                          -------------                -------------

Total shareholders' equity                                                   1,117,649                    1,245,085
                                                                          ------------                 ------------

Total liabilities and shareholders' equity                                $  1,569,023                 $  1,712,346
                                                                          ============                 ============

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                           Three Months Ended
                                                                                -------------------------------------------
                                                                                April 30, 2001               April 30, 2000
Amounts in thousands, except per share data
Net sales                                                                         $   240,755                   $   302,349
Cost of sales                                                                          66,192                        83,742
                                                                                  -----------                   -----------
Gross profit                                                                          174,563                       218,607

Operating expenses:
Sales and marketing                                                                   118,206                       125,392
Product development                                                                    54,563                        60,248
General and administrative                                                             23,779                        24,728
                                                                                  -----------                   -----------

Total operating expenses                                                              196,548                       210,368

Income (loss) from operations                                                         (21,985)                        8,239

Other income (expense)
Investment income                                                                      11,414                        37,020
Investment impairment                                                                (142,047)                           --
Other, net                                                                             (1,558)                       (2,175)
                                                                                  ------------                  ------------

Other income (expense), net                                                          (132,191)                       34,845

Income (loss) before taxes                                                           (154,176)                       43,084

Income tax expense (benefit)                                                           (2,865)                       12,064
                                                                                  ------------                  -----------

Net income (loss)                                                                 $  (151,311)                  $    31,020
                                                                                  ============                  ===========

Net income (loss) per share
Basic:                                                                            $    (0.48)                   $     0.09

Diluted:                                                                          $    (0.48)                   $     0.09

Weighted average shares outstanding:
Basic                                                                                 317,873                      326,788
Diluted                                                                               317,873                      341,546

Pro forma amounts assuming the accounting change is applied retroactively
Net income (loss)                                                                 $        --                   $   49,452
                                                                                  ===========                   ==========
Net income (loss) per share (diluted)                                             $        --                   $     0.14
                                                                                  ===========                   ==========

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                             Six Months Ended
                                                                                -------------------------------------------
                                                                                April 30, 2001               April 30, 2000
Amounts in thousands, except per share data
Net sales                                                                         $   485,790                   $   618,392
Cost of sales                                                                         132,054                       162,469
                                                                                  -----------                   -----------
Gross profit                                                                          353,736                       455,923

Operating expenses:
Sales and marketing                                                                   239,953                       239,048
Product development                                                                   104,051                       118,185
General and administrative                                                             45,001                        43,921
                                                                                  -----------                   -----------

Total operating expenses                                                              389,005                       401,154

Income (loss) from operations                                                         (35,269)                       54,769

Other income (expense)
Investment income                                                                      28,701                        54,571
Investment impairment                                                                (142,047)                           --
Other, net                                                                             (1,014)                       (3,985)
                                                                                  ------------                  ------------

Other income (expense), net                                                          (114,360)                       50,586

Income (loss) before taxes                                                           (149,629)                      105,355

Income tax expense (benefit)                                                           (1,592)                       29,500
                                                                                  ------------                  -----------
Net income before cumulative effect of change in accounting
principle                                                                            (148,037)                       75,855

Cumulative effect of change in accounting principle (Note K)                          (11,048)                           --
                                                                                  ------------                  -----------

Net income (loss)                                                                 $  (159,085)                  $    75,855
                                                                                  ============                   ==========

Net income (loss) per share - Basic:
Before cumulative effect of change in accounting principle                        $    (0.46)                   $     0.23
Cumulative effect of change in accounting principle (Note K)                           (0.04)                           --
                                                                                  -----------                   ----------
                                                                                  $    (0.50)                   $     0.23
                                                                                  ===========                   ==========

Net income (loss) per share - Diluted:
Before cumulative effect of change in accounting principle                        $    (0.46)                   $     0.22
Cumulative effect of change in accounting principle (Note K)                           (0.04)                           --
                                                                                  -----------                   ----------
                                                                                  $    (0.50)                   $     0.22
                                                                                  ===========                   ==========

Weighted average shares outstanding:
Basic                                                                                 320,028                      326,847
Diluted                                                                               320,028                      341,826

Pro forma amounts assuming the accounting change is applied retroactively
Net income (loss)                                                                 $        --                   $   86,871
                                                                                  ===========                   ==========
Net income (loss) per share (diluted)                                             $        --                   $     0.25
                                                                                  ===========                   ==========

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                           April 30, 2001            April 30, 2000
Dollars in thousands
Cash flows from operating activities
Net income (loss)                                                          $   (159,085)                $   75,855

Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization                                                    41,869                     39,961
Stock plans' income tax benefits                                                     --                     56,398
Loss on impaired investments and fixed assets                                   147,806                         --
Decrease in receivables                                                          57,790                     45,308
Decrease in inventories                                                           1,156                        162
(Increase) decrease in prepaid expenses                                          (1,971)                     8,986
Decrease in deferred and refundable income taxes                                  6,095                     29,457
Decrease in other current assets                                                  4,341                      6,763
Decrease in current liabilities, net                                            (31,686)                   (73,251)
                                                                             -----------                -----------

   Net cash provided from operating activities                                   66,315                    189,639

Cash flows from financing activities
Issuance of common stock, net                                                     8,391                     70,608
Repurchase of common stock                                                      (64,954)                  (301,011)
                                                                             -----------                -----------

   Net cash used by financing activities                                        (56,563)                  (230,403)

Cash flows from investing activities
Expenditures for property, plant and equipment                                  (18,338)                   (28,140)
Purchases of short-term investments                                            (435,054)                  (484,530)
Maturities of short-term investments                                            415,788                    507,785
Sales of short-term investments                                                  67,330                    287,585
Expenditures for other long-term investments                                    (32,849)                  (150,349)
Increase in restricted cash                                                          --                    (27,217)
Proceeds from Volera minority shareholders                                       25,975                         --
Other                                                                           (15,752)                       444
                                                                             -----------                ----------

   Net cash provided by investing activities                                      7,100                    105,578

Total increase in cash and cash equivalents                                      16,852                     64,814

Cash and cash equivalents - beginning of period                                 289,537                    274,269
                                                                             ----------                 ----------

Cash and cash equivalents - end of period                                       306,389                    339,083

Short-term investments - end of period                                          332,218                    307,626
                                                                             ----------                 ----------

Cash and short-term investments - end of period                            $    638,607                 $  646,709
                                                                           ============                 ==========

Supplemental disclosures of non-cash financing and investing activities:
Issuance of restricted stock for acquisitions                              $         --                 $   17,366

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS


A.   Quarterly Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's fiscal 2000 Annual Report on Form 10-K. These financial statements do include all normal recurring adjustments that the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Certain reclassifications, none of which affected net income (loss), have been made to the prior years' amounts in order to conform to the current year's presentation.

B.   Cash and Short-term Investments

     The Company considers all highly liquid debt instruments purchased with a term to maturity of three months or less to be cash equivalents. Short-term investments are widely diversified, consisting primarily of short-term investment grade securities, substantially all of which either mature within the next 12 months or have characteristics of short-term investments. Municipal securities included in short-term investments have contractual maturities ranging from one to seven years. Money market preferreds have contractual maturities of less than 180 days. No other short-term investments have contractual maturities. All marketable debt and equity securities that are included in cash and short-term investments are considered available-for-sale and are carried at fair market value. The unrealized gains and losses related to these securities are included in shareholders' equity, net of tax and after applicable tax valuation allowances. Fair market values are based on quoted market prices where available; if quoted market prices are not available, then fair market values are based on quoted market prices of comparable instruments. The cost of securities sold is based on the specific identification method. Such securities are anticipated to be used for current operations and are therefore classified as current assets, even though some maturities may extend beyond one year.

     The following is a summary of cash and short-term investments, all of which are considered available-for-sale.

                                                                        Gross          Gross         Fair Market
                                                       Cost at       Unrealized      Unrealized       Value at
                                                    Apr. 31, 2001       Gains          Losses       Apr. 31, 2001
                                                    -------------       -----          ------       -------------
(Amounts in thousands) Cash and cash equivalents:
  Cash..............................................   $   92,157       $     --      $      --        $   92,157
  Corporate debt....................................       64,162             --             --            64,162
  Money market funds................................      150,070             --             --           150,070
                                                       ----------       --------      ---------        ----------
          Total cash and cash equivalents...........      306,389             --             --           306,389
Short-term investments:
  State and local government debt...................      155,202          1,907             --           157,109
  Corporate debt....................................       64,619            990             --            65,609
  Money market preferreds...........................       48,800             --             --            48,800
  Mutual funds......................................       56,825             --        (11,658)           45,167
  Equity securities.................................       16,086          1,926         (2,479)           15,533
                                                       ----------       --------      ----------       ----------
          Total short-term investments..............      341,532          4,823        (14,137)          332,218

          Total cash and short-term investments.....   $  647,921       $  4,823      $ (14,137)       $  638,607
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
                                                    ==========        =========     ==========      ==========

     During the first six months of fiscal 2001, the Company realized gains of $5.3 million and realized losses of $0.1 million on the sale of securities. During the first six months of fiscal 2000, the Company realized gains of $33.2 million and realized losses of $1.6 million from the sale of securities.

     In addition, the Company recorded impairment losses of $142.0 million during the second quarter of fiscal 2001 and $144.7 million year-to-date fiscal 2001 for short and long-term investments whose decline in market value was determined to be other than temporarily. The Company reviews all of its short-term investments for impairment and recognizes impairment losses as appropriate.

C.   Other Assets

     The primary components of other assets as of April 30, 2001 and October 31, 2000 were long-term investments related to restricted cash for the Company's off-balance-sheet financing of its buildings in San Jose, California and Provo, Utah, investments made through the Novell Venture Fund, and strategic long-term equity investments.

     The Company marks its public equity securities to market each month and records the related unrealized gain or loss as a component of comprehensive income. The Company also reviews its long-term investments in public and private equity securities and venture funds for impairment and recognizes losses as appropriate. During the second fiscal quarter of 2001, the Company wrote off its long-term investment in marchFIRST due to the change in its market value, which is believed to be other than temporary. As of April 30, 2001, there were no unrealized losses on public long-term equity securities.

D.   Income Taxes

     The Company's effective tax rate for fiscal 2001, before cumulative effect of change in accounting principle and investment impairment, is estimated to be 21%, compared to 28% in fiscal 2000. The rate differs from the effective tax rate for fiscal 2000 and the first quarter of fiscal 2001 primarily as a result of changes in the forecasted income before taxes for fiscal 2001. The second quarter tax provision includes an adjustment to bring the year-to-date effective rate to 21%. There is no tax benefit for the investment impairment because corporations can only use capital losses to offset capital gains. The Company cannot be assured at this time that it can generate sufficient capital gains during the five-year carry-over period to recognize the tax benefit of this capital loss. Accordingly, a valuation allowance has been established.

     The Company paid cash amounts for income taxes of $2.9 million in the first six months of fiscal 2001 and $19.6 million during the same period of fiscal 2000.

E.   Line of Credit

     The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line of credit expires on February 28, 2002 and can be renewed at the option of the Company. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At April 30, 2001, there were standby letters of credit of $2.7 million outstanding under this agreement. A subsidiary of the Company has a Letter Agreement and stand-by letters of credit valued at $1.2 million at April 30, 2001 with the same bank. The Letter Agreement is subject to financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. The Company also has an additional credit facility with another bank, which is not subject to a loan agreement. At April 30, 2001, there was $0.5 million of standby letters of credit outstanding under this arrangement.

F.   Restructuring

     During the fourth quarter of fiscal 2000, the Company recorded a restructuring charge of approximately $48.0 million as a result of the Company's plan to change its business strategy to address changes in the market due to technology changes, customer demands, and methods of distribution. Specific actions taken included reducing the Company's workforce worldwide by approximately 700 employees (approximately 13%), consolidating facilities and disposing of excess fixed assets, abandoning and writing off technologies that no longer fit within the Company's new strategy, discontinuing unprofitable products and closing offices in unprofitable locations. The following table summarizes the activity related to restructuring costs and activities in the six months of fiscal 2001.

                                                   Balance at                                      Balance at
                                                   October 31,        Cash          Non-Cash       April 30,
                                                      2000          Payments        Charges           2001
                                                      ----          --------        -------           ----
                                                                     (Amounts in thousands)
  Severance and benefits                             $   6,139      $  (5,342)             --       $     797
  Abandoned technology                                     286             --              --             286
  Redundant facilities and fixed assets                  4,726           (233)           (699)          3,794
  Other restructuring related costs                      2,616           (321)             --           2,295
                                                     ---------      ----------      ---------       ---------
                                                     $  13,767      $  (5,896)      $    (699)      $   7,172
                                                     =========      ==========      ==========      =========

     As of April 30, 2001, the remaining portion of the restructuring charge included in accrued liabilities related to severance and benefits, abandoned technology, and other restructuring related costs, which will largely be paid during fiscal 2001. Amounts related to redundant facilities and other fixed contracts will be paid over the respective remaining contract terms.

G.   Commitments and Contingencies

     The Board of Directors has established the Novell Venture Fund within Novell's investment portfolio for the purpose of making investments in private companies, mainly small capitalization stocks in the high-technology industry sector, and funds managed by venture capitalists. These investments are intended to promote the Company's business and strategic objectives. As of April 30, 2001, the Company had investments of $55.1 million in various venture capital funds and had commitments to contribute an additional $105.2 million to these funds over the next two to three years, as requested by the fund managers.

     In fiscal 1997, the Company entered into agreements to lease buildings being constructed on land owned by the Company in San Jose, California and in Provo, Utah. The lessor has funded $223 million for construction of the buildings. The leases are for a period of seven years and can be renewed for two additional five-year periods, by either the lender or the Company, subject to the approval of the other party. Rent obligations commenced during the second quarter of fiscal 1999 for the San Jose buildings and during the second quarter of fiscal 2000 for the Provo buildings. Annual rent under each agreement is determined by taking the funded amount multiplied by the secured interest rate. If the Company does not purchase the buildings, or arrange for the sale of the buildings, at the end of the lease, the Company will guarantee the lessor no more than 85% of the residual value of the buildings. The guaranteed residual value at April 30, 2001, was approximately $190 million. In addition, the agreement calls for the Company to maintain a specific level of restricted cash to serve as collateral for the leases and maintain compliance with certain financial covenants. The value of restricted cash held as collateral at April 30, 2001 was approximately $223 million, and is included in long-term investments.

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

     In January 2001, Novell began a jury trial in a suit filed against Novell by Lantec, Inc. in the U.S. District Court, District of Utah, for alleged anti-trust violations arising from Novell's acquisition of the GroupWise technology. On April 19, 2001, the judge ruled in favor of Novell and dismissed the original complaint; however, the plaintiffs have the opportunity to appeal the decision. Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

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

 H.   Segment Information

     The Company operates in one business segment, directory-enabled networking software and services. Company's products are sold throughout the world; in the U.S. via direct, OEM, reseller, and distributor channels, and internationally through distributors who sell to dealers and end users. The Company is organized into four business units, based on product or service type. Novell's business units are as follows:

     o Net Management Services, which includes Directory-Enabled OS, management and collaboration products, and UNIX royalties o Net Directory Services, which includes NDS Directory Services and other directory products o Net Content Services, which includes Internet Caching services o Novell Customer Services, which includes education, consulting and technical services

     Performance of the Company is evaluated by the Company's chief decision makers, the Chief Executive Officer and Executive Council, based on evaluation of revenue results by business unit and geographic region, and expense results on a total company level. Separate financial information is not available by business unit in regards to asset allocation, expense allocation, or profitability.

     Revenue by product category

                                                        Three Months Ended               Six Months Ended
                                                      -----------------------------------------------------------
     Amounts in thousands                           Apr. 30, 2001  Apr. 30, 2000    Apr. 30, 2001   Apr. 30, 2000
     --------------------                           -------------  -------------    -------------   -------------
     Net Management Services                          $  180,891     $  239,350       $  367,751      $  498,878
     Net Directory Services                                7,983          7,307           15,615          13,406
     Net Content Services                                  1,850            992            3,708           2,257
     Novell Customer Services                             50,031         54,700           98,716         103,851
                                                      ----------     ----------       ----------      ----------
       Total net sales                                $  240,755     $  302,349       $  485,790      $  618,392
                                                      ==========     ==========       ==========      ==========

     Sales outside the U.S. are comprised of sales to international customers in Europe, the Middle East, Canada, South America, and Asia Pacific. Other than sales in Ireland, international sales were not material individually in any other international location.

     For the first six months of fiscal 2001 and fiscal 2000, sales to international customers were approximately $214.3 million and $275.5 million, respectively. In the first six months of fiscal 2001 and fiscal 2000, 66% and 67%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total net sales in either period.

     There were no customers accounting for more than 10% of total revenue during the first six months of fiscal 2001 or fiscal 2000.

I.   Net Income (Loss) Per Share

                                                              Three Months Ended            Six Months Ended
                                                        ------------------------------------------------------------
     Amounts in thousands, except per share data        Apr. 30, 2001 Apr. 30, 2000    Apr. 30, 2001  Apr. 30, 2000
     -------------------------------------------        ------------- -------------    -------------  -------------
     Basic net income per share computation
     Net income (loss)                                  $  (151,311)    $    31,020    $  (159,085)    $     75,855
                                                        ------------    -----------    ------------    ------------
     Weighted average shares outstanding                    317,873         326,788        320,028         326,847
                                                        -----------     -----------    -----------     -----------
     Basic net income (loss) per share                  $     (0.48)    $      0.09    $     (0.50)    $      0.23
                                                        ============    ===========    ============    ===========
     Diluted net income per share computation
     Net income (loss)                                  $  (151,311)    $    31,020    $  (159,085)    $     75,855
                                                        ------------    -----------    ------------    ------------
     Weighted average shares outstanding                    317,873         326,788        320,028         326,847
     Incremental shares attributable to exercise of
      outstanding options (treasury stock method)                --          14,758             --          14,979
                                                        -----------     -----------    -----------     -----------
     Total                                                  317,873         341,546        320,028         341,826
                                                        -----------     -----------    -----------     -----------
     Diluted net income (loss) per share                $     (0.48)    $      0.09    $     (0.50)    $      0.22
                                                        ============    ===========    ============    ===========

J.   Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, for the three and six months ended April 30, 2001 and 2000 were as follows:

                                                              Three Months Ended            Six Months Ended
                                                        -----------------------------------------------------------
     Amounts in thousands                               Apr. 30, 2001 Apr. 30, 2000    Apr. 30, 2001  Apr. 30, 2000
     --------------------                               ------------- -------------    -------------  -------------
     Net income (loss)                                  $  (151,311)    $    31,020     $  (159,085)   $    75,855
     Change in net unrealized gain (loss) on
     investments                                             93,939         (94,427)         75,855        (19,781)
     Change in cumulative translation adjustment               (189)            473             525            (77)
                                                        ------------    -----------     -----------    ------------
     Comprehensive income (loss)                        $   (57,561)    $   (62,934)    $   (82,705)   $    55,997
                                                        ============    ============    ============   ===========

     The components of accumulated other comprehensive income (loss), net of related tax, at April 30, 2001 and October 31, 2000, are as follows:

                                                                          Apr. 30, 2001             Oct. 31, 2000
                                                                          -------------             -------------
     Dollars in thousands
     Net unrealized gain (loss) on investment:                             $    (5,339)              $   (81,194)
     Cumulative translation adjustment                                          (2,708)                   (3,233)
                                                                           ------------              ------------
     Accumulated other comprehensive income (loss)                         $    (8,047)              $   (84,427)
                                                                           ============              ============

K.   Change In Accounting Principle - Revenue Recognition

     The Company previously recognized revenue related to product sales to distribution channel partners upon shipment to the partner and provided a reserve for contractual return obligations and other estimated product returns. Effective November 1, 2000, the Company changed its method of accounting for revenue related to these product sales to recognize such revenues upon the sell-through of the respective product from the distribution channel partner to the reseller or end user. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The $11.0 million ($0.03 per share) cumulative effect of the change (after reduction for income taxes of $6.1 million) was included in income in the first quarter of fiscal 2001. Also, during the three months ended January 31, 2001, the Company recognized $6.8 million in revenue that was included in the cumulative effect adjustment at November 1, 2000. The effect of that revenue on the first quarter was to increase net income by $4.9 million ($0.01 per share).

     Had the Company reported under its previous method of accounting for revenue recognition, the effect on earnings without consideration of the cumulative effect of the change would be a increase in earnings of approximately $5.6 million or $.02 per share during the second quarter of fiscal 2001 and $3.8 million or $0.1 per share during the first six months of fiscal 2001. The pro forma amounts presented in the unaudited consolidated statements of income were calculated assuming the accounting change was made retroactively to prior periods.

L.   Derivative Instruments

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

M.   Joint Venture

     In April 2001, Novell completed the formation of Volera, Inc. a majority owned joint venture between Novell, Inc., Nortel Networks Corp., and Accenture Ltd. The Company contributed cash, fixed assets and products and technologies in exchange for a 89.8% ownership in Volera. Nortel and Accenture contributed $26.0 million in cash for the remaining 10.1% ownership.

N.   Acquisitions

     On March 12, 2001, the Company announced that it had entered into a definitive agreement to acquire Cambridge Technology Partners, Inc., a global information technology services and eSolutions provider. Upon closing, the Company will exchange 0.668 shares of its common stock for every outstanding share of Cambridge. The transaction is valued at approximately $251 million, based on the an average closing price for the seven day period beginning three days before the announcement date, of $5.907 per share. The acquisition will be accounted for as a purchase and is expected to close July 11, 2001.

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


Introduction

Novell, Inc., is a provider of Net services software that delivers services to secure and power all types of networks--the Internet, intranets, and extranets; wired to wireless; corporate and public--across leading operating systems. Novell's Net services software provides the foundation for one Net--a single global network that supports new applications and forms of business. Worldwide channel, consulting, education and technical support programs, along with strategic alliances, help to combine Novell Net services software with third-party products and services to form complete Net solutions.

Results of Operations

Net Sales

                                             Q2 2001      Change      Q2 2000     Ytd 2001       Change     Ytd 2000
                                         ------------ ----------- ------------ ------------ ------------ ------------
Net sales (thousands)                     $ 240,755     (20.4)%   $ 302,349     $  485,790     (21.4)%    $  618,392

Novell's products are organized around the following four business units, all within the directory-enabled networking software services segment.

     o Net Management Services, which includes Directory-Enabled OS, management and collaboration products, and UNIX royalties o Net Directory Services, which includes NDS Directory Services and other directory products o Net Content Services, which includes Internet Caching services o Novell Customer Services, which includes education, consulting, and technical services

Revenue from Net Management Services products decreased $58.5 million or 24% in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 and decreased $131.1 million or 26% year-to-date fiscal 2001 compared to the same period of fiscal 2000. Sales in the second quarter of fiscal 2001 were lower than the second quarter of fiscal 2000 primarily due to a one time $35.5 million royalty from Caldera, Inc. received during the second quarter of fiscal 2000, lower UNIX royalties, and continued weak sales performance internationally. Year-to-date fiscal 2001 sales were also lower than the same period of the prior year due to "Year 2000" related sales that occurred in the first quarter of the prior year as companies purchased additional software to become Year 2000 compliant, and the continued decline in the Company's packaged software business.

Revenue from Net Directory Services products was $0.7 million or 9% higher in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 and $2.2 million or 16% higher year-to-date fiscal 2001 compared to the same period of fiscal 2000. The increases were mainly due to increased unit sales of products introduced during fiscal 2000, such as Single Sign-on, DirXML, and iChain, slightly offset by a decrease in NDS Directory Services sales.

Revenue from Net Content Services products was $0.9 million or 86% higher in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 and $1.5 million or 64% higher year-to-date fiscal 2001 compared to the same period of fiscal 2000. The increases were mainly due to growth in the Internet caching market, which resulted in higher unit sales.

Revenue from Novell Customer Services was $4.7 million or 8% lower in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 and $5.1 million or 5% lower year-to-date fiscal 2001 compared to the same period of fiscal 2000. The decreases were a result of lower education revenues, offset somewhat by higher consulting and service revenue.

The Company previously recognized revenue related to product sales to distribution channel partners upon shipment to the partner and provided a reserve for contractual return obligations and other estimated product returns. Effective November 1, 2000, the Company changed its method of accounting for revenue related to these product sales to recognize such revenues upon the sell-through of the respective product from the distribution channel partner to the reseller or end user. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The $11.0 million ($0.03 per share) cumulative effect of the change (after reduction for income taxes of $6.1 million) was included in income in the first quarter of fiscal 2001. Also, during the three months ended January 31, 2001, the Company recognized $6.8 million in revenue that was included in the cumulative effect adjustment at November 1, 2000. The effect of that revenue on the first quarter was to increase net income by $4.9 million ($0.01 per share).

Had the Company reported under its previous method of accounting for revenue recognition, the effect on earnings without consideration of the cumulative effect of the change would be a increase in earnings of approximately $5.6 million or $.02 per share during the second quarter of fiscal 2001 and $3.8 million or $0.1 per share during the first six months of fiscal 2001. The pro forma amounts presented in the unaudited consolidated statements of income were calculated assuming the accounting change was made retroactively to prior periods.

International sales represented 45% of total sales in the second quarter of fiscal 2001 compared to 41% in the second quarter fiscal 2000 and 44% year-to-date fiscal 2001 compared to 45% during the same period of fiscal 2000. During the second quarter of fiscal 2001, international revenue decreased 14% while domestic revenue decreased 25% compared to the same period of fiscal 2000. The decrease in domestic sales was partially due to the one-time time $35.5 million royalty from Caldera, Inc. received during the second quarter of fiscal 2000. Internationally, the Company has experienced weakened sales in Europe, Japan, Latin America and Canada in fiscal 2001.

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

Gross Profit

                                             Q2 2001      Change      Q2 2000     Ytd 2001       Change     Ytd 2000
                                         ------------ ----------- ------------ ------------ ------------ ------------
Gross profit (thousands)                  $  174,563     (20.1)%   $  218,607   $  353,736     (22.4)%    $  455,923
Percentage of net sales                       72.5%                    72.3%        72.8%                     73.7%

Gross profit as a percentage of sales increased slightly in the second quarter of 2001 and decreased as a percentage of sales year-to-date compared to the same periods of fiscal 2000. The year-to-date decrease is due primarily to the effects of decreased product sales levels and higher costs for services related to the Company's consulting business and the effect of the $35.5 million one-time royalty from Caldera, Inc.. The mix between software sales and services, education and consulting revenue continues to shift with software sales becoming a smaller percentage of total sales.

Operating Expenses

(dollars in thousands)                       Q2 2001      Change      Q2 2000     Ytd 2001       Change     Ytd 2000
----------------------
                                         ------------ ----------- ------------ ------------ ------------ ------------
Sales and marketing                       $ 118,206       (5.7)%   $ 125,392    $ 239,953        0.4%     $ 239,048
Percentage of net sales                       49.1%                    41.5%        49.4%                     38.7%
Product development                      $   54,563       (9.4)%  $   60,248   $   104,051     (12.0)%   $   118,185
Percentage of net sales                       22.7%                    19.9%        21.4%                     19.1%
General and administrative               $   23,779       (3.8)%  $   24,728   $   45,001        2.5%    $   43,921
Percentage of net sales                        9.9%                     8.2%         9.3%                      7.1%
Total operating expenses                  $ 196,548       (6.6)%   $ 210,368    $ 389,005       (3.0)%    $ 401,154
Percentage of net sales                       81.6%                    69.6%        80.1%                     64.9%

Sales and marketing expenses decreased by $7.2 million in the second quarter of fiscal 2001 compared to the same period of fiscal 2000 and remained relatively flat year-to-date 2001 compared to the same period of fiscal 2000. Sales and marketing expenses fluctuate in any given period due to timing of product promotions, advertising or other discretionary expenses. Also, beginning in the second half of fiscal 2000 and continuing through the first quarter of fiscal 2001, the Company increased its sales and marketing expenditures, where appropriate, in an effort to focus on improving future sales growth. These expenditures included costs for advertising and promotion, as well as sales force training. Increased expenditures and lower sales during fiscal 2001 caused sales and marketing expenses as a percentage of sales to increase.

Product development expenses decreased $5.7 million in the second quarter of fiscal 2001 and decreased $14.1 million year-to-date fiscal 2001 compared to the same periods of fiscal 2000 due primarily to decreased headcount as a result of the restructuring in the fourth quarter of fiscal 2000. Product development expenses increased as a percentage of net sales due to lower sales levels.

General and administrative expenses decreased $1.0 million during the second quarter of fiscal 2001 and increased $1.1 million year-to-date 2001 compared to the same periods of fiscal 2000. The decrease in second quarter 2001 expenses was primarily due to reduced headcount as a result of the restructuring in the fourth quarter of fiscal 2000, and lower consulting and bad debt expense, offset by costs related to the formation of Volera, Inc. a majority owned joint venture between Novell, Nortel Networks, Corp. and Accenture Ltd.. The increase year-to-date was primarily due to costs incurred for the formation of Volera, the Company's new internet content subsidiary, offset somewhat by lower operating costs from decreased headcount as a result of the restructuring in the fourth quarter of fiscal 2000. Decreased sales levels in fiscal 2001 caused general and administrative expenses as a percentage of sales to increase in fiscal 2001 compared to the same periods of fiscal 2000.

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


                                                   Balance at                                      Balance at
                                                   October 31,        Cash          Non-Cash       April 30,
                                                      2000          Payments        Charges           2001
                                                      ----          --------        -------           ----
                                                                     (Amounts in thousands)
  Severance and benefits                             $   6,139      $  (5,342)             --       $     797
  Abandoned technology                                     286             --              --             286
  Redundant facilities and fixed assets                  4,726           (233)           (699)          3,794
  Other restructuring related costs                      2,616           (321)             --           2,295
                                                     ---------      ----------      ---------       ---------
                                                     $  13,767      $  (5,896)      $    (699)      $   7,172
                                                     =========      ==========      ==========      =========

As of April 30, 2001, the remaining portion of the restructuring charge included in accrued liabilities related to severance and benefits, abandoned technology, and other restructuring related costs will largely be paid during fiscal 2001. Amounts related to redundant facilities and other fixed contracts will be paid over the respective remaining contract terms.

Employee Headcount

(dollars in thousands)                                Q2 2001              Change             Q2 2000
----------------------
                                              -------------------- ------------------- -------------------
Employees at end of period                               4,790                (10.9)%             5,373
Annualized revenue per average employee
                                                     $     201                (11.0)%         $     226

Headcount decreased from the second quarter of 2000, primarily due to the reduction in force that occurred during the fourth quarter of fiscal 2000 as a part of the restructuring.

Other Income (Expense), Net

(dollars in thousands)                         Q2 2001      Change       Q2 2000      Ytd2001      Change     Ytd 2000
                                           ------------ ----------- ------------- ------------ ----------- ------------
Other income, net                           $(132,191)    (479.4)%   $  34,845     $(114,360)    (326.1)%   $  50,586
Percentage of net sales                       (54.9)%                    11.5%        (23.5)%                    8.2%
Other income, net  w/o impairment           $   9,856      (71.7)%   $  34,845     $  27,687        (45.3)% $  50,586
Percentage of net sales                         4.1%                     11.5%          5.7%                     8.2%

The primary component of other income (expense) is related to investment income or losses. During the second quarter of fiscal 2001, investment income of $11.4 million was offset by investment impairment losses of $142.0 million. Investment income during the second quarter of fiscal 2000 was $37.0 million. Year-to-date 2001, investment income was $28.7 million excluding $144.7 million of investment impairment losses compared to investment income of $54.6 million during the same period of fiscal 2000. The $144.7 million investment impairment relates to certain investments in the Company's portfolio, whose declines in market values was determined to be other than temporary. Included in the impairment loss was the Company's investment in marchFIRST.

During the first six months of fiscal 2001, the Company realized gains of $5.3 million and realized losses of $0.1 million on the sale of securities, excluding impairment losses of $147.3 million. During the first six months of fiscal 2000, the Company realized gains of $33.2 million and realized losses of $1.6 million from the sale of securities.

Income Taxes Expense (Benefit)

                                               Q2 2001      Change       Q2 2000      Ytd2001      Change     Ytd 2000
                                           ------------ ----------- ------------- ------------ ----------- ------------
Income tax expense (benefit) (thousands)      $(2,865)    (123.7)%    $  12,064      $(1,592)    (105.4)%    $  29,500
Percentage of net sales                         (1.2)%                     4.0%        (0.3)%                     4.8%
Effective tax expense (benefit) rate            (1.8)%                    28.0%        (1.1)%                    28.0%
Effective tax expense  (benefit)  rate on
income   before   change  in   accounting
method and asset impairment                    (23.6)%                    28.0%       (21.0)%                    28.0%

The Company's effective tax rate for fiscal 2001, before cumulative effect of change in accounting principle and investment impairment, is estimated to be 21%, compared to 28% in fiscal 2000. The rate differs from the effective tax rate for fiscal 2000 and the first quarter of fiscal 2001 primarily as a result of changes in the forecasted income before taxes for fiscal 2001. The second quarter tax provision includes an adjustment to bring the year-to-date effective rate to 21%. There is no tax benefit for the investment impairment because corporations can only use capital losses to offset capital gains. The Company cannot be assured at this time that it can generate sufficient capital gains during the five-year carry-over period to recognize the tax benefit of this capital loss. Accordingly, a valuation allowance has been established.

Net Income (Loss) and Net Income (Loss) Per Share



(dollars in thousands, except
 per share data)                                 Q2 2001      Change      Q2 2000      Ytd2001      Change     Ytd 2000
                                              ------------- ----------- ------------ ------------ ----------- ----------
Income (loss) before accounting change         $(151,311)     (587.8)%    $31,020     $(148,037)   (295.2)%    $  75,855
Percentage of net sales                           (62.8)%                    10.3%       (30.5)%                   12.3%
Net income (loss)                              $(151,311)     (587.8)%    $ 31,020    $(159,085)   (309.7)%    $  75,855
Percentage of net sales                           (62.8)%                    10.3%       (32.8)%                   12.3%
Income (loss) without impairment charge        $  (9,264)     (129.9)%    $ 31,020    $  (5,990)   (107.9)%    $  75,855
Percentage of net sales                            (3.8)%                    10.3%        (1.2)%                   12.3%
Income (loss) per share, before accounting
change - basic                                 $   (0.48)                 $   0.09    $   (0.46)               $    0.23
Net income (loss) per share - basic            $   (0.48)                 $   0.09    $   (0.50)               $    0.23
Income (loss) per share, before accounting
change - diluted                               $   (0.48)                 $   0.09   $    (0.46)              $     0.22
Net income (loss) per share - basic            $   (0.48)                 $   0.09   $    (0.50)              $     0.22
Net income (loss) per share without
impairment charge - basic and diluted          $   (0.03)                 $   0.09   $    (0.02)              $     0.22


Liquidity and Capital Resources

                                                               Q2 2001           Change          Q4 2000
                                                       ---------------- ---------------- ----------------
   Cash and short-term investments (thousands)                $638,607         (8.5)%           $698,193
   Percentage of total assets                                   40.7%                              40.8%

Cash and short-term investments decreased by $59.6 million to $638.6 million at April 30, 2001, down from $698.2 million at October 31, 2000. During the first six months of fiscal 2001, cash and short-term investments decreased primarily due to cash outflows of $64.9 million for the repurchase of common stock, $74.6 million for net purchases of long-term investments and other long-term investing activities and $18.3 million to purchase property, plant and equipment. These cash outflows were offset by $63.8 million provided from operating activities, $26.0 million received from Volera minority investors, and $8.4 million from the issuance of common stock.

The Company's investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of the Company's investment portfolio is invested in equity securities and mutual funds, which incur market risk. The Company's investment portfolio includes equity securities with gross unrealized gains of $4.8 million and gross unrealized losses of $14.1 million as of April 30, 2001. The majority of the unrealized losses pertained to the Company's investments managed externally. The Company monitors its investments and records losses when a decline in the investment's market value is determined to be other than temporary.

The Company's principal source of liquidity has been from operations. At April 30, 2001, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $7.3 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, strategic investments, product development and flexibility in a dynamic and competitive operating environment.

During the first six months of fiscal 2001, the Company continued to generate cash from operations. The Company anticipates being able to fund its current operations and planned capital expenditures for the foreseeable future with existing cash and short-term investments together with internally generated funds. The Company believes that borrowings under the Company's credit facilities or public offerings of equity or debt securities are available if the need arises. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 2001 are anticipated to be approximately $50 million, but could be reduced if the growth of the Company is less than presently anticipated. The Company also intends to fund an additional $105 million over the next couple of years to venture capital funds.

During the fourth quarter of fiscal 2000, the Board of Directors authorized the use of up to $500 million for the repurchase of additional outstanding shares of the Company's common stock through October 31, 2001. As of April 30, 2001, $82.4 million had been spent to repurchase 12.4 million shares under this plan at an average price of $6.67 per share.

Acquisitions

On March 12, 2001, the Company announced that it had entered into a definitive agreement to acquire Cambridge Technology Partners, Inc., a global information technology services and eSolutions provider. Upon closing, the Company will exchange 0.668 shares of its common stock for every outstanding share of Cambridge. The transaction is valued at approximately $251 million, based on the an average closing price for the seven day period beginning three days before the announcement date, of $5.907 per share. The acquisition will be accounted for as a purchase and is expected to close July 11, 2001.

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

The Company often experiences a higher volume of sales at the end of the quarter and during the fourth quarter. Because of this, fixed costs that are out of line with sales levels may not be detected until late in any given quarter and results of operations could be adversely affected.

Operating results have been and may also be affected by other factors including, but not limited to: o timing of orders from customers and shipments to customers
o product mix, a shift from higher margin products, such as licensing, to lower margin products or services, such as boxed products o delays or problems with our fulfillment agents o impact of foreign currency exchange rates on the price of our products in international locations o our inability to respond to the decline in sales through the distribution channel o our inability to derive benefits from the restructuring and new corporate strategy

The Current Economic Climate and Outlook in the Technology Sector is Very Weak

The weakened economic climate, particularly in the technology sector, has had an effect on Novell's stock price and operations. Future economic projections for this sector do not aticipate a quick recovery. A continuation of the weakened economy could have further negative effects on the Company's stock price and operations in the future.

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

Our Existing Product Sales May Deteriorate More Rapidly than Sales of Our New Products Increase

The Company has several existing products, which it has been selling and upgrading for many years. Technology shifts or competition could occur causing sales of these products to decline at a faster rate than the Company is able to increase sales of new products or technologies. Although revenues from Net Directory Services and Net Content Services increased during the first half of fiscal 2001, revenues from Net Management Services decreased by 26% resulting in overall declines in net sales by 21.4% in the first half of fiscal 2001 compared to the same period of fiscal 2000.

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

Our Long-term and Venture Capital Fund Investments Could Become Impaired

Included in the Company's investment portfolio are investments made for strategic business purposes, and investments through the Novell Venture Fund. Novell Venture Fund investments are in private companies, generally small capitalization stocks in the high-technology industry sector, and funds managed by venture capitalists. The value of these investments is dependent on the performance, successful acquisition, and/or initial public offering of the investees. Some or all of these investments could become other than temporarily impaired in the future requiring the Company to record investment losses. During the first six months of fiscal 2001, the Company had investment impairment losses of $144.7 million, due primarily to the Company's investment in marchFIRST.

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

Risk Factors Associated with the Acquisition of Cambridge Technologies Partners

If the conditions to the merger between Novell and Cambridge Technologies Partners ("merger") are not met, the merger will not occur.

Several conditions must be satisfied or waived to complete the merger. These conditions are described in the Merger Agreement (see Exhibit 2.1). Novell cannot be assured that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the merger will not occur or will be delayed, and Novell may lose some of all of the intended benefits of the merger.

If the merger is not completed, Novell's stock price and future business and operations could be harmed.

If the merger is not completed, Novell may be subject to the following material risks: o the price of Novell common stock may decline o Novell will incur significant costs related to the merger, such as legal, accounting and other financial advisor fees. These costs must be paid even if the merger is not complete, which would affect its operating results

The merger will result in substantial costs whether or not completed.

The merger will result in significant costs including costs associated with combining the operations of the two companies, severance benefits and other costs associated with discontinuing redundant business activities, direct transaction costs, etc. The aggregate amount of these costs may be greater than currently anticipated and a substantial portion will be incurred whether or not the merger is completed.

Although the merger is intended to result in benefits to the combined company, those benefits may not be realized. Additionally, neither Novell nor Cambridge is experienced in organizing an integration of businesses of this scale.

Achieving the benefits of the merger will depend in part on the integration of the two company's personnel, operations and technology. The integration of the two companies will be a complex, time consuming and expensive process and may disrupt Novell's business if not completed in a timely and efficient manner.

Neither Novell nor Cambridge has experience in integrating operations on the scale presented by the merger. The integration process will be complicated and will involve a number of special risks and challenges, including the possibility that management may be distracted from regular business operations. It is not certain that Novell and Cambridge can be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized. Failure to effectively complete the integration could materially harm the business and operating results of the combined company.

Client and employee uncertainty related to the merger could harm the Company.

Novell's customers may, in response to the announcement of the merger, delay, defer or cancel purchasing decisions or terminate their relationship with the Company. Delays, deferrals or cancellations of purchasing decisions or any termination of their relationship with Novell by its customers could seriously harm the business of the Company. Similarly, Novell employees may experience uncertainty about their future role with the combined company. This may adversely affect the Company's ability to attract and retain key management, sales, marketing, technical, services and administrative personnel.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate some of these risks, the Company utilizes currency forward contracts and currency options. The Company does not use derivative financial instruments for speculative or trading purposes, and no derivative financial instruments were outstanding at April 30, 2001.

Interest Rate Risk
The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next 12 months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $6.0 million decrease (approximately 1%) in the fair value of the Company's available-for-sale securities.

Market Risk
The Company also holds available-for-sale equity securities in its short-term investment portfolio. As of April 30, 2001, unrealized losses on short-term public equity securities totaled $0.3 million, which pertained primarily to the Company's external portfolio. A 10% adverse change in prices of these short-term equity securities would result in an approximate $1.6 million decrease in the fair value of the Company's short-term investments.

In addition, the Company invests in long-term equity securities and venture capital funds for the promotion of business and strategic objectives. The investments are generally in small capitalization stocks in the high-technology industry sector, both public and private. Because of the nature of these investments, the Company is exposed to equity price risks. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of April 30, 2001, there were no unrealized losses on long-term public equity securities as the Company had written off its long-term investment in marchFIRST due to a change in its market value believed to be other than temporary. A 10% adverse change in equity prices of long-term equity securities, including those held in the venture capital funds, would result in an approximate $13.7 million decrease in the fair value of the Company's long-term equity security and venture capital investments.

Foreign Currency Risk
The Company hedges currency risks of investments denominated in foreign currencies with currency forward contracts. Gains and losses on these foreign currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to the Company. A substantial majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily Japanese yen and certain other Asian and European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, the Company has established balance sheet hedging programs. Currency forward contracts and currency options are utilized in these hedging programs. The Company's hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If the Company did not hedge against foreign currency exchange rate movement, an adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $6.1 million.

All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial position at April 30, 2001. Actual results may differ materially.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 17, 2001 for the following purposes:

1.  To elect eight directors.
2. To approve a proposal to amend the 1989 Employee Stock Purchase Plan to increase the reserve by 6 million shares.
3. To ratify the appointment of Ernst & Young LLP, as independent auditors for Novell, Inc.
4.  To consider a Shareholder Proposal to amend the by-laws.

The following tables set forth the outcome of the matters voted upon at the meeting:

    Proposal #1
    Election of Directors
                                             Votes For             otes Withheld
      Eric. E. Schmidt                      264,468,562              3,843,340
      John A. Young                         264,404,299              3,907,603
      Elaine R. Bond                        264,379,895              3,932,007
      Reed E. Hundt                         264,470,652              3,841,250
      William N. Joy                        255,940,816             12,371,086
      Jack L. Messman                       264,490,812              3,821,090
      Richard L. Nolan                      264,507,257              3,804,645
      Larry W. Sonsini                      254,680,131             13,631,771

    Proposal #2
    To approve an amendment to the 1989 Employee Stock Purchase Plan

                Votes For                  Votes Against          Votes Abstained         Broker Non-votes
               240,406,381                   26,259,446              1,643,675                 2,400

    Proposal #3
    To ratify the appointment of Ernst & Young LLP, as independent auditors for Novell, Inc.

                Votes For                  Votes Against          Votes Abstained         Broker Non-votes
               258,213,956                   8,790,174               1,307,772                   --

    Proposal #4
    To consider a Shareholder Proposal to amend the by-laws

                Votes For                  Votes Against          Votes Abstained         Broker Non-votes
               42,443,578                   104,543,724              5,047,414              116,277,186


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number                         Description
2.1 Agreement and Plan of Reorganization dated as of March 12, 2001, by and among Novell, Inc., a Delaware corporation, Ceres Neptune Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Novell, Inc., and Cambridge Technology Partners (Massachusetts), Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1, filed as an exhibit in the Registrant's Report on Form 8-K, filed March 16, 2001.

(b)  Reports on Form 8-K.

     Notice of Novell's scheduled report of second quarter results and related conference call to be held on February 15, 2001, as filed on February 6, 2001 under Item 5.

     Agreement and Plan of Reorganization (Merger Agreement) dated as of March 12, 2001, by and among Novell, Inc., a Delaware corporation, Ceres Neptune
     Acquisition   Corp.,  a  Delaware   corporation  and  a  wholly  owned
     subsidiary  of  Novell,   Inc.,  and  Cambridge   Technology  Partners
     (Massachusetts), Inc., a Delaware corporation, as filed on March 16, 2001 under Items 5 and 7.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Novell, Inc.
                                  (Registrant)



Date: June 14, 2001              /s/ Dennis R. Raney
                                 --------------------
                                 Dennis R. Raney
                             Chief Financial Officer
                         (Principal Financial Officer and
                           Principal Accounting Officer)