Form 10-Q
period 2001-07-31
NOVELL INC
filed 2001-09-14
CIK 758004

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


          (Mark one)
                [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934
                      For the Quarterly Period Ended July 31, 2001

                                       or

                [_]  Transition Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934
                      For the transition period from _______ to _________

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

                                  YES  X   NO
                                      ---

As of August 31, 2001, there were 362,180,428 shares of the Registrant's Common Stock outstanding.

Part I.  Financial Information
Item 1.  Financial Statements

                                 NOVELL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         July 31, 2001              October 31, 2000
                                                                         -------------              ----------------
Amounts in thousands, except share and per share data                      (Unaudited)
ASSETS
Current assets:
Cash and short-term investments                                           $    686,943                  $    698,193
Receivables, less allowances ($53,032 - July 31, 2001;
$33,469 - October 31, 2000)                                                    230,570                       196,672
Inventories                                                                      1,067                         2,621
Prepaid expenses                                                                40,226                        26,120
Deferred and refundable income taxes                                            22,198                        60,109
Other current assets                                                            29,502                        23,644
                                                                          ------------                  ------------

Total current assets                                                         1,010,506                     1,007,359

Property, plant and equipment, net                                             291,169                       290,104
Long-term investments                                                          366,315                       383,583
Other assets                                                                   279,739                        31,300
                                                                          ------------                  ------------

Total assets                                                              $  1,947,729                  $  1,712,346
                                                                          ============                  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                          $     79,229                  $     85,050
Accrued compensation                                                            86,610                        54,546
Accrued marketing liabilities                                                   12,794                        13,632
Restructuring and merger related liabilities                                    68,510                        16,612
Other accrued liabilities                                                       62,549                        43,032
Income taxes payable                                                            43,992                        39,043
Deferred revenue                                                               220,072                       203,163
                                                                          ------------                  ------------

Total current liabilities                                                      573,756                       455,078

Minority interests                                                              25,162                        12,183

Shareholders' equity:
Common stock, par value $.10 per share
Authorized - 600,000,000 shares
Issued - 362,234,446 shares-July 31, 2001
         327,618,192 shares-October 31, 2000                                    36,223                        32,762
Additional paid in capital                                                     256,120                            --

Retained earnings                                                            1,079,997                     1,319,853
Accumulated other comprehensive (loss)                                         (12,480)                      (84,427)
Other                                                                          (11,049)                      (23,103)
                                                                          -------------                 -------------

Total shareholders' equity                                                   1,348,811                     1,245,085
                                                                          ------------                  ------------

Total liabilities and shareholders' equity                                $  1,947,729                  $  1,712,346
                                                                          ============                  ============

See notes to consolidated unaudited condensed financial statements.

                                 NOVELL, INC.
           CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                             Three Months Ended
                                                                                 ------------------------------------------
                                                                                 July 31, 2001                July 31, 2000
                                                                                 -------------                -------------
Amounts in thousands, except per share data
Net sales                                                                         $   246,697                  $   270,019
Cost of sales                                                                          73,789                       85,023
                                                                                  -----------                  -----------
Gross profit                                                                          172,908                      184,996

Operating expenses:
Sales and marketing                                                                   100,013                      123,207
Product development                                                                    47,976                       58,303
General and administrative                                                             28,101                       22,369
Restructuring                                                                          30,392                           --
                                                                                  -----------                  -----------

Total operating expenses                                                              206,482                      203,879

Loss from operations                                                                  (33,574)                     (18,883)

Other income (expense)
Investment income                                                                      13,636                       32,892
Investment impairment                                                                  (5,000)                          --
Other, net                                                                              1,870                       (2,105)
                                                                                  -----------                  ------------

Other income (expense), net                                                            10,506                       30,787

Income (loss) before taxes                                                            (23,068)                      11,904

Income tax expense (benefit)                                                           (3,794)                       3,332
                                                                                  ------------                 -----------

Net income (loss)                                                                 $   (19,274)                 $     8,572
                                                                                  ============                 ===========

Net income (loss) per share
Basic:                                                                            $     (0.06)                 $      0.03

Diluted:                                                                          $     (0.06)                 $      0.03

Weighted average shares outstanding:
Basic                                                                                 328,683                      325,315
Diluted                                                                               328,683                      327,259

Pro forma amounts assuming the accounting change is applied retroactively
-------------------------------------------------------------------------
Net income (loss)                                                                 $        --                  $    20,020
                                                                                  ===========                  ===========
Net income (loss) per share (diluted)                                             $        --                  $      0.06
                                                                                  ===========                  ===========

See notes to consolidated unaudited condensed financial statements.

                                 NOVELL, INC.
           CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                       Nine Months Ended
                                                                              ---------------------------------------
                                                                                 July 31, 2001       July 31, 2000
                                                                                 -------------       -------------
Amounts in thousands, except per share data
Net sales                                                                         $   732,487          $   888,411
Cost of sales                                                                         205,843              247,492
                                                                                  -----------          -----------
Gross profit                                                                          526,644              640,919

Operating expenses:
Sales and marketing                                                                   339,584              361,827
Product development                                                                   148,035              175,206
General and administrative                                                             77,476               68,000
Restructuring                                                                          30,392                   --
                                                                                  -----------          -----------

Total operating expenses                                                              595,487              605,033

Income (loss) from operations                                                         (68,843)              35,886

Other income (expense)
Investment income                                                                      45,037               87,463
Investment impairment                                                                (149,747)                  --
Other, net                                                                                856               (6,090)
                                                                                  -----------          -----------

Other income (expense), net                                                          (103,854)              81,373

Income (loss) before taxes                                                           (172,697)             117,259

Income tax expense (benefit)                                                           (5,386)              32,832
                                                                                  -----------          -----------
Net income before cumulative effect of change in accounting
principle                                                                            (167,311)              84,427

Cumulative effect of change in accounting principle (Note K)                          (11,048)                  --
                                                                                  -----------          -----------

Net income (loss)                                                                 $  (178,359)         $    84,427
                                                                                  ===========          ===========

Net income (loss) per share - Basic:
Before cumulative effect of change in accounting principle                        $     (0.52)         $      0.26
Cumulative effect of change in accounting principle (Note K)                            (0.03)                  --
                                                                                  -----------          -----------
                                                                                  $     (0.55)         $      0.26
                                                                                  ===========          ===========

Net income (loss) per share - Diluted:
Before cumulative effect of change in accounting principle                        $     (0.52)         $      0.25
Cumulative effect of change in accounting principle (Note K)                            (0.03)                  --
                                                                                  -----------          -----------
                                                                                  $     (0.55)         $      0.25
                                                                                  ===========          ===========

Weighted average shares outstanding:
Basic                                                                                 322,913              326,336
Diluted                                                                               322,913              336,970

Pro forma amounts assuming the accounting change is applied retroactively
-------------------------------------------------------------------------
Net income (loss)                                                                 $        --          $   106,891
                                                                                  ===========          ===========
Net income (loss) per share (diluted)                                             $        --          $      0.32
                                                                                  ===========          ===========

  See notes to consolidated unaudited condensed financial statements.

                                 NOVELL, INC.
           CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                           -------------------------------------
                                                                                 July 31, 2001     July 31, 2000
                                                                                 -------------     -------------
Dollars in thousands
Cash flows from operating activities
Net income (loss)                                                                 $   (178,359)       $   84,427
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization                                                           66,995            61,982
Stock plans' income tax benefits                                                            --            61,453
Loss on impaired investments and fixed assets                                          152,806                --
Restructuring charges                                                                   19,185                --
Decrease in receivables                                                                 43,392            70,507
Decrease in inventories                                                                  1,554               538
(Increase) decrease in prepaid expenses                                                 (5,085)           17,475
(Increase) decrease in deferred and refundable income taxes                             (8,339)           31,144
Decrease in other current assets                                                         9,013             7,221
Decrease in current liabilities, net                                                   (39,583)          (42,878)
                                                                                    ----------        ----------

   Net cash provided from operating activities                                          61,579           291,869

Cash flows from financing activities
Issuance of common stock, net                                                            5,528            74,545
Repurchase of common stock                                                             (64,954)         (301,011)
                                                                                    ----------        ----------

   Net cash used by financing activities                                               (59,426)         (226,466)

Cash flows from investing activities
Expenditures for property, plant and equipment                                         (25,044)          (43,359)
Proceeds from the sale of property, plant and equipment                                     --            33,079
Purchases of short-term investments                                                   (642,197)         (701,969)
Maturities of short-term investments                                                   546,823           626,277
Sales of short-term investments                                                        103,413           330,666
Expenditures for other long-term investments                                           (36,523)         (186,780)
Increase in restricted cash                                                                 --           (36,881)
Cash acquired from acquisition of Cambridge                                             72,358                --
Proceeds from Volera minority shareholders                                              25,975                --
Other                                                                                  (14,006)              851
                                                                                    ----------        ----------

   Net cash provided by investing activities                                            30,799            21,884

Total increase in cash and cash equivalents                                             32,952            87,287

Cash and cash equivalents - beginning of period                                        289,537           274,269
                                                                                    ----------        ----------

Cash and cash equivalents - end of period                                              322,489           361,556

Short-term investments - end of period                                                 364,454           315,086
                                                                                    ----------        ----------

Cash and short-term investments - end of period                                     $  686,943        $  676,642
                                                                                    ==========        ==========

Supplemental disclosures of non-cash financing and investing activities:
Issuance of stock for acquisitions                                                  $  250,564        $   17,366

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

B.   Acquisitions

     On July 10, 2001, the shareholders of Cambridge Technology Partners (Massachusetts), Inc. ("Cambridge") approved the acquisition of Cambridge by Novell. The Company issued 0.668 shares of its common stock for each share of Cambridge common stock outstanding on July 10, 2001. The transaction was valued at approximately $260.6 million, of which $250.6 million related to the number of shares exchanged at a per share value of $5.907 (an average closing price of a share of Novell common stock for the seven trading day period beginning three days before the announcement date of the acquisition), and $10.0 million related to direct transaction costs. The acquisition was accounted for as a purchase. The value of the acquisition was preliminarily allocated as follows:

     Adjusted net assets acquired   $ 79,721
     Goodwill                        180,842
                                    --------
                                    $260,563
                                    ========

     In accordance with Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," issued by the Financial Accounting Standards Board ("FASB") in June 2001, the Company will not amortize the goodwill associated with this acquisition. The Company will review the asset periodically for potential impairment issues.

     The unaudited pro forma consolidated statement of operations data for the nine months ended July 31, 2001 and 2000 set forth below gives effect to the acquisition of Cambridge as if it occurred on November 1, 1999. The unaudited pro forma results for these periods include an adjustment to reflect amortization of goodwill recorded in conjunction with the acquisition. The basic and diluted net loss per share amounts are computed using the weighted average number of shares of common stock outstanding after the issuance of the Company's common stock to acquire the outstanding shares of Cambridge.

                                                             Nine months         Nine months
                                                         ended July 31, 2000  ended July 31, 2000
                                                         -------------------  -------------------
         Amounts in thousands, except per share data
         -------------------------------------------
         Revenue                                           $   1,033,372        $   1,337,328
         Net income (loss) before accounting change             (264,496)              15,251
         Net income (loss)                                      (275,544)              15,251
         Earnings (loss) per share - Basic and Diluted     $       (0.77)       $        0.04

C.   Cash and Short-term Investments

     The Company considers all highly liquid debt instruments purchased with a term to maturity of three months or less to be cash equivalents. Short-term investments are widely diversified, consisting primarily of short-term investment grade securities, substantially all of which either mature within the next 12 months or have characteristics of short-term investments. Municipal securities included in short-term investments have contractual maturities ranging from one to seven years. Money market preferreds have contractual maturities of less than 180 days. No other short-term investments have contractual maturities. All marketable debt and equity securities that are included in cash and short-term investments are considered available-for-sale and are carried at fair market value. The unrealized gains and losses related to these securities are included in other comprehensive income, net of tax and after applicable tax valuation allowances. Fair market values are based on quoted market prices where available; if quoted market prices are not available, then fair market values are based on quoted market prices of comparable instruments. The cost of securities sold is based on the specific identification method. Such securities are anticipated to be used for current operations and are therefore classified as current assets, even though some maturities may extend beyond one year.

     The following is a summary of cash and short-term investments, all of which are considered available-for-sale.

                                                                             Gross          Gross         Fair Market
                                                            Cost at       Unrealized      Unrealized       Value at
                                                         July 31, 2001       Gains          Losses       July 31, 2001
                                                         -------------       -----          ------       -------------
     (Amounts in thousands)
     Cash and cash equivalents:
       Cash..............................................   $  128,578       $     --     $       --        $  128,578
       Corporate debt....................................       34,596             --             --            34,596
       Money market funds................................      159,315             --             --           159,315
                                                            ----------       --------     ----------        ----------
               Total cash and cash equivalents...........      322,489             --             --           322,489
     Short-term investments:
       State and local government debt...................      169,112          3,430             --           172,542
       Corporate debt....................................       94,945          1,392             --            96,337
       Money market preferreds...........................       36,003             --             (3)           36,000
       Mutual funds......................................       57,574             --        (13,330)           44,244
       Equity securities.................................       23,918            897         (9,484)           15,331
                                                            ----------       --------     ----------        ----------
               Total short-term investments..............      381,552          5,719        (22,817)          364,454

               Total cash and short-term investments.....   $  704,041       $  5,719     $  (22,817)       $  686,943
                                                            ==========       ========     ==========        ==========

                                                                              Gross        Gross          Fair Market
                                                             Cost at       Unrealized    Unrealized        Value at
                                                          Oct. 31, 2000       Gains        Losses        Oct. 31, 2000
                                                          -------------       -----        ------        -------------
     (Amounts in thousands)
     Cash and cash equivalents:
       Cash..............................................   $  137,968       $     --     $       --        $  137,968
       Corporate debt....................................       54,514              1             --            54,515
       Money market funds................................       97,054             --             --            97,054
                                                            ----------       --------     ----------        ----------
               Total cash and cash equivalents...........      289,536              1             --           289,537

     Short-term investments:
       State and local government debt...................      221,565             --         (1,274)          220,291
       Corporate debt....................................       48,257            238             --            48,495
       Money market preferreds...........................       57,000             --             --            57,000
       Mutual funds......................................       54,082             --         (8,543)           45,539
       Equity securities.................................       25,221         20,267         (8,157)           37,331
                                                           -----------       --------     ----------        ----------
               Total short-term investments..............      406,125         20,505        (17,974)          408,656

               Total cash and short-term investments.....  $   695,661       $ 20,506     $  (17,974)       $  698,193
                                                           ===========       ========     ==========        ==========

     During the first nine months of fiscal 2001, the Company realized gains of $10.7 million and realized losses of $0.8 million on the sale of securities. During the first nine months of fiscal 2000, the Company realized gains of $52.7 million and realized losses of $1.6 million from the sale of securities.

     In addition, the Company recorded impairment losses of $5.0 million during the third quarter, $142.0 million during the second quarter, and $2.7 million during the first quarter of fiscal 2001 related to short and long-term investments whose decline in market value was determined to be other than temporary. The Company reviews all of its investments for impairment and recognizes impairment losses as appropriate.

D.   Other Assets

     The primary components of other assets as of July 31, 2001 and October 31, 2000 were long-term investments related to restricted cash for the Company's off-balance sheet financing of its buildings in San Jose, California and Provo, Utah, investments made through the internal Novell venture account, and strategic long-term equity investments.

     The Company marks its public equity securities to market each month and records the related unrealized gain or loss as a component of comprehensive income. The Company also reviews its long-term investments in public and private equity securities and venture funds for impairment and recognizes losses as appropriate. During the second and third quarters of fiscal 2001, the Company wrote off its long-term investment in marchFIRST and other long-term investments whose change in market value was believed to be other than temporary. As of July 31, 2001, there were no unrealized losses on public long-term equity securities.

E.   Income Taxes

     The Company's effective tax rate for fiscal 2001, before cumulative effect of change in accounting principle and investment impairment, is estimated to be 21%, compared to 28% in fiscal 2000. The rate differs from the effective tax rate for fiscal 2000 primarily as a result of changes in the forecasted income before taxes for fiscal 2001. There is no tax benefit for the investment impairment losses because corporations can only use capital losses to offset capital gains. The Company cannot be assured at this time that it can generate sufficient capital gains during the five-year carry-over period to recognize the tax benefit of this capital loss. Accordingly, a valuation allowance has been established.

     The Company paid cash amounts for income taxes of $9.4 million in the first nine months of fiscal 2001 and $21.3 million during the same period of fiscal 2000.

F.   Line of Credit

     The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line of credit expires on February 28, 2002 and can be renewed at the option of the Company. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At July 31, 2001, there were standby letters of credit of $2.6 million outstanding under this agreement. A subsidiary of the Company has a Letter Agreement and stand-by letters of credit valued at $1.2 million at July 31, 2001 with the same bank. The Letter Agreement is subject to financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. The Company also has an additional credit facility with another bank. At July 31, 2001, there was $0.5 million of standby letters of credit outstanding under this arrangement.

G.   Restructuring

     During the third quarter of fiscal 2001, the Company recorded a restructuring charge of approximately $30.4 million as a result of the Company's acquisition of Cambridge Technology Partners and changes in the Company's business strategy to address continued changes in customer demands and the overall market. Specific actions taken included reducing the Company's workforce worldwide by approximately 280 employees (approximately 5% before the addition of Cambridge) across all functional areas, consolidating facilities and disposing of excess fixed assets, abandoning and writing off technologies that no longer fit within the Company's new strategy, and discontinuing unprofitable product lines. The following table summarizes the activity related to restructuring costs and activities in the third quarter of fiscal 2001.

                                                    Amount                                        Balance at
                                                  Charged to         Cash          Non-Cash        July 31,
                                                 Restructuring     Payments        Charges           2001
                                                 -------------     --------        -------           ----
     Amounts in thousands
     --------------------
       Severance and benefits                       $  15,978      $ (10,553)             --       $   5,425
       Abandoned technology                               856             --            (645)            211
       Redundant facilities and fixed assets           10,740             --            (495)         10,245
       Exit unprofitable product lines                  2,111           (750)           (121)          1,240
       Other restructuring related costs                  707           (237)             --             470
                                                    ---------      ----------      ---------       ---------
                                                    $  30,392      $ (11,540)      $  (1,261)      $  17,591
                                                    =========      ==========      ==========      =========

     During the fourth quarter of fiscal 2000, the Company recorded a restructuring charge of approximately $48.0 million as a result of the Company's plan to change its business strategy to address changes in the market due to technology changes, customer demands, and methods of distribution. Specific actions taken included reducing the Company's workforce worldwide by approximately 700 employees (approximately 13%), consolidating facilities and disposing of excess fixed assets, abandoning and writing off technologies that no longer fit within the Company's new strategy, discontinuing unprofitable products and closing offices in unprofitable locations. The following table summarizes the activity related to restructuring costs and activities in the nine months of fiscal 2001.

                                                   Balance at                                      Balance at
                                                   October 31,        Cash          Non-Cash        July 31,
                                                      2000          Payments        Charges           2001
                                                      ----          --------        -------           ----
     Amounts in thousands
     --------------------
       Severance and benefits                       $   6,139      $  (5,528)             --       $     611
       Abandoned technology                               286             --              --             286
       Redundant facilities and fixed assets            4,726           (734)         (1,166)          2,826
       Other restructuring related costs                2,616           (392)             --           2,224
                                                    ---------      ---------       ---------       ---------
                                                    $  13,767      $  (6,654)      $  (1,166)      $   5,947
                                                    =========      =========       =========       =========

     As of July 31, 2001, the remaining portion of the fiscal 2000 and 2001 restructuring charges included in accrued liabilities related mainly to severance and benefits, abandoned technology, and other restructuring related costs, which will largely be paid through fiscal 2002. Amounts related to redundant facilities and other fixed contracts will be paid over the respective remaining contract terms.

     In addition to the restructuring charges incurred in fiscal 2000 and 2001, the Company has a liability for a restructuring that occurred in fiscal 1997 related to redundant facilities which are continuing to be paid out over the respective contract terms.

H.   Commitments and Contingencies

     The Board of Directors has established an internal Novell venture account within Novell's investment portfolio for the purpose of making investments in private companies, mainly small capitalization stocks in the high-technology industry sector, and funds managed by venture capitalists. These investments are intended to promote the Company's business and strategic objectives. As of July 31, 2001, the Company had investments of $61.6 million in various venture capital funds and had commitments to contribute up to an additional $100 million to these funds over the next one to two years, as requested by the fund managers.

     In fiscal 1997, the Company entered into agreements to lease buildings being constructed on land owned by the Company in San Jose, California and in Provo, Utah. The lessor has funded $223 million for construction of the buildings. The leases are for a period of seven years and can be renewed for two additional five-year periods, by either the lender or the Company, subject to the approval of the other party. Rent obligations commenced during the second quarter of fiscal 1999 for the San Jose buildings and during the second quarter of fiscal 2000 for the Provo buildings. Annual rent under each agreement is determined by taking the funded amount multiplied by the secured interest rate. If the Company does not purchase the buildings, or arrange for the sale of the buildings, at the end of the lease, the Company will guarantee the lessor no more than 85% of the residual value of the buildings. The guaranteed residual value at July 31, 2001, was approximately $190 million. In addition, the agreement calls for the Company to maintain a specific level of restricted cash to serve as collateral for the leases and maintain compliance with certain financial covenants. The value of restricted cash held as collateral at July 31, 2001 was approximately $223 million, and is included in long-term investments.

     In February 1998, a suit was filed in the U.S. District Court, District of Utah, against Novell and certain of its officers and directors, alleging violation of federal securities laws by concealing the true nature of Novell's financial condition. The lawsuit was brought as a purported class action on behalf of purchasers of Novell common stock from November 1, 1996, through April 22, 1997. The Federal District Court dismissed the original complaint November 2, 2000; however, the plaintiffs filed an amended complaint November 22, 2000 in an effort to remedy inadequacies in the original complaint. Novell has moved the court to dismiss the amended complaint on the same grounds relied on in the court's dismissal of the original complaint. If the case continues, Novell intends to vigorously defend against the allegations. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

     In January 2001, Novell began a jury trial in a suit filed against Novell by Lantec, Inc. in the U.S. District Court, District of Utah, for alleged anti-trust violations arising from Novell's acquisition of the GroupWise technology. On April 19, 2001, the judge ruled in favor of Novell and dismissed the original complaint; however, on June 8, 2001 the plaintiffs filed a Notice of Appeal. Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

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

I.   Segment Information

     The Company operates in one business segment, directory-enabled networking software and services. Company's products are sold throughout the world; in the U.S. via direct, OEM, reseller, and distributor channels, and internationally through distributors who sell to dealers and end users. The Company is organized into four business units, based on product or service type. Novell's business units are as follows:

     . Net Services, which includes Directory-Enabled OS, Management and Collaboration products, and UNIX royalties
     . Net Directory Services, which includes NDS Directory Services and other directory products
     .  Net Content Services, which includes Internet Caching services

   . Consulting, Support Services, and Education which includes Novell customer service and education, Cambridge IT services, and Celerant management consulting

   Performance of the Company is evaluated by the Company's chief decision makers, the Chief Executive Officer and Executive Council, based on evaluation of revenue results by business unit and geographic region, and expense results on a total company level. Separate financial information is not available by business unit in regards to asset allocation, expense allocation, or profitability.

   Revenue by product category
   ---------------------------

                                                          Three Months Ended               Nine Months Ended
                                                     -------------------------------------------------------------
     Amounts in thousands                            July 31, 2001  July 31, 2000    July 31, 2001   July 31, 2000
     --------------------                            -------------  -------------    -------------   -------------
     Net services                                     $  170,226     $  207,661       $  537,977      $  706,538
     Net directory services                                4,854          5,779           20,469          19,185
     Net content services                                  2,225          2,144            5,933           4,401
     Consulting, support services and education           69,392         54,435          168,108         158,287
                                                      ----------     ----------       ----------      ----------
       Total net sales                                $  246,697     $  270,019       $  732,487      $  888,411
                                                      ==========     ==========       ==========      ==========

   Sales outside the U.S. are comprised of sales to international customers in Europe, the Middle East, Canada, South America, and Asia Pacific. International sales were not material individually in any single international location.

   For the first nine months of fiscal 2001 and fiscal 2000, sales to international customers were approximately $321.5 million and $385.3 million, respectively. In the first nine months of fiscal 2001 and fiscal 2000, 67% and 66%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total net sales in either period.

   There were no customers accounting for more than 10% of total revenue during the first nine months of fiscal 2001 or fiscal 2000.

J. Net Income (Loss) Per Share

                                                              Three Months Ended            Nine Months Ended
                                                       --------------------------------------------------------------
     Amounts in thousands, except per share data        July 31, 2001  July 31, 2000   July 31, 2001  July 31, 2000
     -------------------------------------------        -------------  -------------   -------------  -------------
     Basic net income per share computation
     Net income (loss)                                  $   (19,274)    $     8,572    $  (178,359)    $     84,427
                                                        -----------     -----------    -----------     ------------
     Weighted average shares outstanding                    328,683         325,315        322,913          326,336
                                                        -----------     -----------    -----------     ------------
     Basic net income (loss) per share                  $     (0.06)    $      0.03    $     (0.55)    $       0.26
                                                        ===========     ===========    ===========     ============
     Diluted net income per share computation
     Net income (loss)                                  $   (19,274)    $     8,572    $  (178,359)    $     84,427
                                                        -----------     -----------    -----------     ------------
     Weighted average shares outstanding                    328,683         325,315        322,913          326,336
     Incremental shares attributable to exercise of
      outstanding options (treasury stock method)                --           1,944             --           10,634
                                                        -----------     -----------    -----------     ------------
     Total                                                  328,683         327,259        322,913          336,970
                                                        -----------     -----------    -----------     ------------
     Diluted net income (loss) per share                $     (0.06)    $      0.03    $     (0.55)    $       0.25
                                                        ===========     ===========    ===========     ============

K.   Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, for the three and nine months ended July 31, 2001 and 2000 were as follows:

                                                              Three Months Ended            Nine Months Ended
                                                      ----------------------------------------------------------------
     Amounts in thousands                               July 31, 2001   July 31, 2000   July 31, 2001   July 31, 2000
     --------------------                               -------------   -------------   --------------  -------------
     Net income (loss)                                  $   (19,274)    $     8,572     $  (178,359)    $    84,427
     Change in net unrealized gain (loss) on
     investments                                             (4,630)        (32,329)         71,225         (52,110)
     Change in cumulative translation adjustment                197            (176)            722            (253)
                                                        -----------     -----------     -----------     -----------
     Comprehensive income (loss)                        $   (23,707)    $   (23,933)    $  (106,412)    $    32,064
                                                        ===========     ===========     ===========     ===========


     The components of accumulated other comprehensive income (loss), net of related tax, at July 31, 2001 and October 31, 2000, are as follows:

                                                                          July 31, 2001              Oct. 31, 2000
                                                                          -------------              -------------
     Amounts in thousands
     --------------------
     Net unrealized gain (loss) on investment:                             $    (9,969)              $   (81,194)
     Cumulative translation adjustment                                          (2,511)                   (3,233)
                                                                           -----------               -----------
     Accumulated other comprehensive income (loss)                         $   (12,480)              $   (84,427)
                                                                           ===========               ===========

L.   Change In Accounting Principle - Revenue Recognition

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

     Had the Company reported under its previous method of accounting for revenue recognition, the effect on earnings without consideration of the cumulative effect of the change would be a decrease in earnings of approximately $2.5 million or $.01 per share during the third quarter of fiscal 2001 and $8.4 million or $0.3 per share during the first nine months of fiscal 2001. The pro forma amounts presented in the unaudited consolidated statements of income were calculated assuming the accounting change was made retroactively to prior periods.

M.   Derivative Instruments

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

 N.  Joint Venture

     In April 2001, Novell completed the formation of Volera, Inc. a majority owned joint venture among Novell, Inc., Nortel Networks Corp., and Accenture Ltd. The Company contributed cash, fixed assets and products and technologies in exchange for a 89.8% ownership in Volera. Nortel and Accenture contributed $26.0 million in cash for the remaining 10.1% ownership.

O.   Recent Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and FASB Statement No. 38 "Accounting for Pre-acquisition Contingencies," and eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). The Company applied the criteria under this statement in regards to its acquisition of Cambridge in July 2001.

     Statement No. 142, supersedes APB Opinion No. 17, "Intangible Assets," and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The discontinuing of amortization provisions under Statement No. 142 of goodwill and indefinite lived intangible assets apply assets acquired after June 30, 2001. In addition, the impairment provisions of Statement 142 apply to assets acquired prior to July 1, 2001 upon adoption of Statement 142. Companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 provided that their first quarter financial statements have not been issued. Novell has elected to early adopt this provision beginning in the first quarter of fiscal 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. All forward-looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially from the results discussed in such forward-looking statements as a result of a number of factors, which include, but are not limited to, those set forth below in the section titled "Risk Factors Affecting Future Results of Operations."


Introduction

Novell, Inc. is a leader in eBusiness solutions and Net services software designed to secure and power all types of networks--the Internet, intranets, and extranets; wired to wireless; corporate and public--across leading operating systems. Novell and its subsidiary, Cambridge Technology Partners, help organizations solve complex business challenges, simplify their systems and processes, and capture new opportunities with one Net solutions. Novell provides worldwide channel, consulting, education, and developer programs to support its offerings.

Acquisitions

On July 10, 2001, the shareholders of Cambridge Technology Partners (Massachusetts), Inc. approved the acquisition of Cambridge by Novell. The Company issued 0.668 shares of its common stock for each share of Cambridge common stock outstanding on July 10, 2001. The transaction was valued at approximately $260.6 million, of which $250.6 million related to the number of shares exchanged at a per share value of $5.907 (an average closing price of a share of Novell common stock for the seven trading day period beginning three days before the announcement date of the acquisition), and $10.0 million related to direct transaction costs. The acquisition was accounted for as a purchase. The value of the acquisition was preliminarily allocated as follows:

Adjusted net assets acquired        $ 79,721
Goodwill                             180,842
                                    --------
                                    $260,563
                                    ========

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," issued by the Financial Accounting Standards Board ("FASB") in June 2001, the Company will not amortize the goodwill associated with this acquisition. The Company will review the asset periodically for potential impairment issues.

Results of Operations

Net Sales

                                                                                         Nine months             Nine months
                                        Three months ended          Three months ended      ended                   ended
                                           July 31, 2001    Change     July 31, 2000    July 31, 2001  Change   July 31, 2000
                                        -------------------------------------------------------------------------------------
Net sales (thousands)                        $ 246,697      (8.6)%      $ 270,019        $  732,487    (17.6)%    $  888,411

Novell's products are organized around the following four business units, all within the directory-enabled networking software services segment.

  . Net Services, which includes Directory-Enabled OS, Management and
    Collaboration products, and UNIX royalties
  . Net Directory Services, which includes NDS Directory Services and other directory products
  . Net Content Services, which includes Internet Caching services
  . Consulting, Support Services, and Education which includes Novell customer service and education, Cambridge IT services, and Celerant management consulting

Revenue from Net Services products decreased $37.4 million or 18% in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 and decreased $168.6 million or 24% for the nine months ended July 31, 2001 compared to the same period of fiscal 2000. Sales in the third quarter of fiscal 2001 were lower than the same quarter of the prior year primarily due to lower UNIX royalties, continued decline in distribution channel sales, and continued weak sales performance internationally. Sales for the nine months ended July 31, 2001 were also lower than the same period of the prior year due to a $35.4 million one-time settlement received in the second quarter of fiscal 2000 from Caldera, Inc., "Year 2000" related sales that occurred in the first quarter of the prior year as companies purchased additional software to become Year 2000 compliant, and the continued decline in the Company's packaged software business.

Revenue from Net Directory Services products was $0.9 million or 16% lower in the third quarter of fiscal 2001 compared to the same period of the prior year and $1.3 million or 7% higher for the nine months ended July 31, 2001 compared to the same period of fiscal 2000. The decrease in fiscal 2001 third quarter revenue was due primarily to lower Single Sign-on revenue. The increases for the nine months ended July 31, 2001 were mainly due to increased unit sales of products introduced during fiscal 2000, such as DirXML and iChain, slightly offset by a decrease in NDS Directory Services sales.

Revenue from Net Content Services products was flat in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 and $1.5 million or 35% higher for the nine months ended July 31, 2001 compared to the same period of fiscal 2000. The increases for the nine months ended July 31, 2001, were mainly due to growth in the Internet caching market, which resulted in higher unit sales.

Revenue from Consulting, Support Services and Education was $15.0 million or 28% higher in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 and $9.8 million or 6% higher for the nine months ended July 31, 2001 compared to the same period of fiscal 2000. The increases during the quarter and for the nine months ended July 31, 2001 were due primarily to the addition of Cambridge and Celerant revenue which added $20.3 million to the third quarter of fiscal 2001 and higher Novell consulting and service revenue, offset somewhat by lower education revenues.

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

Had the Company reported under its previous method of accounting for revenue recognition, the effect on earnings without consideration of the cumulative effect of the change would be a decrease in earnings of approximately $2.5 million or $.01 per share during the third quarter of fiscal 2001 and $8.4 million or $0.3 per share during the first nine months of fiscal 2001. The pro forma amounts presented in the unaudited consolidated statements of income were calculated assuming the accounting change was made retroactively to prior periods.

International sales represented 43% of total sales in the third quarter of fiscal 2001 compared to 41% in the third quarter fiscal 2000 and 43% for the nine months ended July 31, 2001 compared to 45% during the same period of fiscal 2000. During the third quarter of fiscal 2001, international revenue decreased 2% while domestic revenue decreased 13% compared to the same period of fiscal 2000. The decrease in domestic sales during the third quarter and the nine months ended July 31, 2001 was partially due to the decline in packaged software and a general slow down in the market. Internationally, the Company experienced weakened sales in Australia, Japan, and Canada, offset by increases in Western Europe during the quarter, and weakened sales across all regions for the nine months ended July 31, 2001 due to weakened economic conditions.

The Company has been working to address the decline in sales, particularly the decrease in channel sales, in an effort to improve results in future periods. During fiscal 2000 and 2001, the Company reorganized its sales force and product groups to better service its customers and to focus its resources on taking advantage of new opportunities. The Company also acquired Cambridge Technologies Partners to enhance its consulting business and more fully implement its "solutions" approach. The Company anticipates that it will take several quarters to fully implement these changes and integrate the two companies before it can realize the benefits from these actions.

Gross Profit

                                                                                         Nine months                Nine months
                                     Three months ended            Three months ended       ended                      ended
                                        July 31, 2001    Change      July 31, 2000      July 31, 2001    Change     July 31, 2000
                                      --------------------------------------------------------------------------------------------
Gross profit (thousands)                $  172,908       (6.5)%       $  184,996          $ 526,644     (17.8)%       $  640,919
  Percentage of net sales                     70.1%                         68.5%              71.9%                        72.1%

Gross profit as a percentage of sales increased in the third quarter of 2001 and decreased slightly as a percentage of sales for the nine months ended July 31, 2001 compared to the same periods of fiscal 2000. The increase in third quarter 2001 gross profit as a percentage of sales over the prior year is primarily due to decreased royalty and other product costs and improved margins in the consulting and support areas. The decrease for the nine month period ended July 31, 2001 is due primarily to the effects of decreased product sales levels and higher costs for services related to the Company's consulting business and acquisition of Cambridge, and the effect of the $35.5 million one-time royalty received from Caldera, Inc in the second quarter of fiscal 2000. The mix between software sales and services, education and consulting revenue continues to shift with software sales becoming a smaller percentage of total sales.

Operating Expenses

                                                                                   Nine months               Nine months
                                   Three months ended         Three months ended      ended                     ended
(dollars in thousands)               July 31, 2001    Change    July 31, 2000     July 31, 2001   Change    July 31, 2000
----------------------                  ------------------------------------------------------------------------------------
Sales and marketing                      $ 100,013    (18.8)%     $ 123,207        $ 339,584       (6.1)%     $ 361,827
  Percentage of net sales                     40.5%                    45.6%            46.4%                      40.7%
Product development                         47,976    (17.7)%        58,303          148,035      (15.5)%       175,206
  Percentage of net sales                     19.4%                    21.6%            20.2%                      19.7%
General and administrative                  28,101     25.6%         22,369           77,476       13.9%         68,000
  Percentage of net sales                     11.4%                     8.3%            10.6%                       7.7%
Restructuring                               30,392       --              --           30,392       --                --
  Percentage of net sales                     12.3%                      --              4.1%                        --
Total operating expenses                 $ 206,482      1.3%      $ 203,879        $ 595,487       (1.6)%     $ 605,033
  Percentage of net sales                     83.7%                    75.5%            81.3%                      68.1%

Sales and marketing expenses decreased by $23.2 million in the third quarter of fiscal 2001 and $22.2 million for the nine months ended July 31, 2001 compared to the same periods of fiscal 2000. Sales and marketing expenses fluctuate in any given period due to timing of product promotions, advertising or other discretionary expenses. During the second half of fiscal 2000 through the first quarter of fiscal 2001, the Company increased its sales and marketing expenditures, including costs for advertising and promotion, as well as sales force training where appropriate, in an effort to focus on improving future sales growth. These costs were significantly reduced during the second and third quarters of fiscal 2001 as the Company revised its marketing spend requirements. Lower sales during fiscal 2001 caused sales and marketing expenses as a percentage of sales to increase.

Product development expenses decreased $10.3 million in the third quarter of fiscal 2001 and $27.2 million for the nine months ended July 31, 2001 compared to the same periods of fiscal 2000. The decreases were due primarily to decreased headcount as a result of the restructurings that took place in the third quarter of fiscal 2001 and fourth quarter of fiscal 2000. Product development expenses increased as a percentage of net sales for the nine months ended July 31, 2001 due to lower sales levels.

General and administrative expenses increased $5.7 million during the third quarter of fiscal 2001 and $9.5 million for the nine months ended July 31, 2001 compared to the same periods of fiscal 2000. The increases were primarily due to the addition of Cambridge general and administrative costs and integration costs related to the acquisition, offset somewhat by reduced headcount as a result of the restructurings that took place in the third quarter of fiscal 2001 and the fourth quarter of fiscal 2000. Costs for the nine months ended July 31, 2001 also increased as a result of costs related to the formation of Volera, Inc. a majority owned joint venture among Novell, Nortel Networks, Corp. and Accenture Ltd. Decreased sales levels in fiscal 2001 caused general and administrative expenses as a percentage of sales to increase in fiscal 2001 compared to the same periods of fiscal 2000.

Restructuring

During the third quarter of fiscal 2001, the Company recorded a restructuring charge of approximately $30.4 million as a result of the Company's acquisition of Cambridge Technology Partners and changes in the Company's business strategy to address continued changes in customer demands and the overall market. Specific actions taken included reducing the Company's workforce worldwide by approximately 280 employees (approximately 5% before the addition of Cambridge) across all functional areas, consolidating facilities and disposing of excess fixed assets, abandoning and writing off technologies that no longer fit within the Company's new strategy, and discontinuing unprofitable product lines. These actions are anticipated to save the Company $35 million per year. The following table summarizes the activity related to restructuring costs and activities in the third quarter of fiscal 2001.

                                                     Amount                                        Balance at
                                                   Charged to         Cash          Non-Cash        July 31,
                                                  Restructuring     Payments        Charges           2001
                                                  -------------     --------        -------           ----
     Amounts in thousands
     --------------------
     Severance and benefits                          $  15,978      $ (10,553)            --        $   5,425
     Abandoned technology                                  856             --           (645)             211
     Redundant facilities and fixed assets              10,740             --           (495)          10,245
     Exit unprofitable product lines                     2,111           (750)          (121)           1,240
     Other restructuring related costs                     708           (238)            --              470
                                                     ---------      ---------      ---------        ---------
                                                     $  30,393      $ (11,541)     $  (1,261)       $  17,591
                                                     =========      =========      =========        =========

During the fourth quarter of fiscal 2000, the Company recorded a restructuring charge of approximately $48.0 million as a result of the Company's plan to change its business strategy to address changes in the market due to technology changes, customer demands, and methods of distribution. Specific actions taken included reducing the Company's workforce worldwide by approximately 700 employees (approximately 13%), consolidating facilities and disposing of excess fixed assets, abandoning and writing off technologies that no longer fit within the Company's new strategy, discontinuing unprofitable products and closing offices in unprofitable locations. The following table summarizes the activity related to restructuring costs and activities in the nine months of fiscal 2001.


                                                      Balance at                                     Balance at
                                                      October 31,       Cash         Non-Cash         July 31,
                                                         2000         Payments       Charges            2001
                                                         ----         --------       -------            ----
     Amounts in thousands
     --------------------
     Severance and benefits                          $   6,139      $  (5,528)             --       $     611
     Abandoned technology                                  286             --              --             286
     Redundant facilities and fixed assets               4,726           (734)         (1,166)          2,826
     Other restructuring related costs                   2,616           (392)             --           2,224
                                                     ---------      ---------       ---------       ---------
                                                     $  13,767      $  (6,654)      $  (1,166)      $   5,947
                                                     =========      =========       =========       =========

As of July 31, 2001, the remaining portion of the fiscal 2000 and 2001 restructuring charges included in accrued liabilities related mainly to severance and benefits, abandoned technology, and other restructuring related costs, which will largely be paid through fiscal 2002. Amounts related to redundant facilities and other fixed contracts will be paid over the respective remaining contract terms.

In addition to the restructuring charges incurred in fiscal 2000 and 2001, the Company has a liability for a restructuring that occurred in fiscal 1997 related to redundant facilities which are continuing to be paid out over the respective contract terms. The Company could incur additional restructuring charges in the future if the integration of Cambridge with Novell results in additional redundancy in facilities or functions.

Employee Headcount

 (dollars in thousands)                        Three months ended             Change      Three months ended
 ----------------------                           July 31, 2001                              July 31, 2000
                                               -------------------------------------------------------------
 Employees at end of period                              7,679                 39.7%             6,103
 Annualized revenue per average employee
                                                        $  158                (20.4)%           $  199

Headcount increased from the third quarter of 2000, primarily due to the acquisition of Cambridge which added approximately 2,700 employees, offset somewhat by the restructuring related reductions that occurred during the fourth quarter of fiscal 2000 and third quarter of fiscal 2001.

Other Income (Expense), Net

 (dollars in thousands)                                                                  Nine months             Nine months
                                        Three months ended          Three months ended      ended                   ended
                                           July 31, 2001    Change     July 31, 2000    July 31, 2001  Change   July 31, 2000
                                        -------------------------------------------------------------------------------------
 Other income, net                           $  10,506      (65.9)%     $  30,787        $(103,854)    (247.3)%   $  81,373
   Percentage of net sales                         4.3%                      11.4%           (14.2)%                    9.2%
 Other income, net  w/o impairment           $  15,506      (49.6)%     $  30,787        $  43,193      (46.9)%   $  81,373
   Percentage of net sales                         6.3%                      11.4%              5.9%                    9.2%

The primary component of other income (expense) is related to investment income or losses. During the third quarter of fiscal 2001, investment income of $13.6 million was offset by investment impairment losses of $5.0 million. Investment income during the third quarter of fiscal 2000 was $32.9 million due primarily to equity sales. Investment income for the nine months ended July 31, 2001 was $42.3 million excluding $149.7 million of investment impairment losses compared to investment income of $87.5 million during the same period of fiscal 2000. The $149.7 million investment impairment relates to certain investments in the Company's portfolio, whose declines in market values was determined to be other than temporary. Included in the impairment loss was the Company's investment in marchFIRST along with other equity investments.

During the first nine months of fiscal 2001, the Company realized gains of $10.7 million and realized losses of $0.8 million on the sale of securities, excluding impairment losses of $149.7 million. During the first nine months of fiscal 2000, the Company realized gains of $52.7 million and realized losses of $1.6 million from the sale of securities.

Income Taxes Expense (Benefit)

                                                                                              Nine months              Nine months
                                             Three months ended           Three months ended     ended                    ended
                                                July 31, 2001     Change     July 31, 2000    July 31 2001   Change   July 31, 2000
                                             --------------------------------------------------------------------------------------
Income tax expense (benefit) (thousands)          $(3,794)      (213.9)%        $  3,332        $(5,386)     (116.4)%   $  32,832
  Percentage of net sales                            (1.5)%                          1.2%          (0.7)%                     3.7%
Effective tax expense (benefit) rate                (16.4)%                         28.0%          (3.1)%                    28.0%
Effective tax expense (benefit)  rate on
 income before change in accounting
 method and asset impairment                        (21.0)%                         28.0%         (21.0)%                    28.0%

The Company's effective tax rate for fiscal 2001, before cumulative effect of change in accounting principle and investment impairment, is estimated to be 21%, compared to 28% in fiscal 2000. The rate differs from the effective tax rate for fiscal 2000 primarily as a result of changes in the forecasted income before taxes for fiscal 2001. There is no tax benefit for the investment impairment because corporations can only use capital losses to offset capital gains. The Company cannot be assured at this time that it can generate sufficient capital gains during the five-year carry-over period to recognize the tax benefit of this capital loss. Accordingly, a valuation allowance has been established.

Net Income (Loss) and Net Income (Loss) Per Share

                                                                                              Nine months              Nine months
                                               Three months ended         Three months ended     ended                   ended
(dollars in thousands, except per share data)     July 31, 2001   Change    July 31, 2000     July 31, 2001  Change   July 31, 2000
---------------------------------------------      --------------------------------------------------------------------------------
Income (loss) before accounting change             $ (19,274)     (324.8)%    $  8,572       $(167,311)     (298.2)%    $ 84,427
  Percentage of net sales                               (7.8)%                     3.2%          (22.8)%                    9.5%
Net income (loss)                                  $ (19,274)     (324.8)%    $  8,572       $(178,359)     (311.3)%    $ 84,427
  Percentage of net sales                               (7.8)%                     3.2%          (24.3)%                    9.5%
Income (loss) per share, before
 accounting change - basic                         $   (0.06)                 $   0.03       $   (0.52)                $   0.26
Net income (loss) per share - basic                $   (0.06)                 $   0.03       $   (0.55)                $   0.26
Income (loss) per share, before
 accounting change - diluted                       $   (0.06)                 $   0.03       $   (0.52)                $   0.25
Net income (loss) per share - basic                $   (0.06)                 $   0.03       $   (0.55)                $   0.25


Liquidity and Capital Resources

                                                           July 31, 2001      Change     October 31, 2000
                                                           ----------------------------------------------
   Cash and short-term investments (thousands)                $686,943         (1.6)%        $698,193
     Percentage of total assets                                   35.3%                          40.8%

Cash and short-term investments decreased by $11.3 million to $686.9 million at July 31, 2001, down from $698.2 million at October 31, 2000. During the first nine months of fiscal 2001, cash and short-term investments decreased primarily due to cash outflows of $64.9 million for the repurchase of common stock, $86.9 million for net purchases of long-term investments and other long-term investing activities and $25.0 million to purchase property, plant and equipment. These cash outflows were offset by $61.6 million provided from operating activities, $72.4 million cash acquired from Cambridge including the sale of Excell, a subsidiary of Cambridge, $26.0 million received from Volera minority investors, and $5.5 million from the net issuance of common stock.

The Company's investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of the Company's investment portfolio is invested in equity securities and mutual funds, which incur market risk. The Company's investment portfolio includes equity securities with gross unrealized gains of $5.7 million and gross unrealized losses of $22.8 million as of July 31, 2001. The majority of the unrealized losses pertained to the Company's investments managed externally. The Company monitors its investments and records losses when a decline in the investment's market value is determined to be other than temporary.

The Company's principal source of liquidity has been from operations. At July 31, 2001, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $7.4 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, strategic investments, product development and flexibility in a dynamic and competitive operating environment.

During the first nine months of fiscal 2001, the Company continued to generate cash from operations. The Company anticipates being able to fund its current operations, integration, restructuring and merger-related costs, and planned capital expenditures for the foreseeable future with existing cash and short-term investments together with internally generated funds. The Company believes that borrowings under the Company's credit facilities or public offerings of equity or debt securities are available if the need arises. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 2001 are anticipated to be approximately $40 million, but could be reduced if the growth of the Company is less than presently anticipated. The Company also intends to invest up to an additional $100 million over the next couple of years in venture capital funds.

During the third quarter of fiscal 2000, the Board of Directors authorized the use of up to $500 million for the repurchase of additional outstanding shares of the Company's common stock through June 30, 2001. As of July 31, 2001, $82.4 million had been spent to repurchase 12.4 million shares under this plan at an average price of $6.67 per share. There were no shares repurchased during the third quarter of fiscal 2001 due to the pending acquisition of Cambridge.


Risk Factors Affecting Future Results of Operations

The Company's future results of operations involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from historical results are the following: business conditions and the general economy; competitive factors, such as rival operating systems, directories and applications; acceptance of new products and services and price pressures; availability of third-party compatible products at below market prices; risk of nonpayment of accounts or notes receivable; risks associated with foreign operations; risk of product line or inventory obsolescence due to shifts in technologies or market demand; timing of software product introductions; market fluctuations of investment securities; and litigation.

Other factors may also adversely affect the Company's earnings and stock price, including but not limited to:
 .  competition for qualified employees
 .  competition from other product and service companies
 .  delays in the introduction of new products
 .  success of new products or technologies
 .  stock market fluctuations unrelated to Company performance

The Current Economic Climate And Outlook In The Technology And Information Technology Services Sector Is Very Weak

The weakened economic climate, particularly in the technology sector, has had an effect on Novell's stock price and operations. Future economic projections for this sector do not anticipate a quick recovery. A continuation of the weakened economy could have further negative effects on the Company's stock price and operations in the future.

Our Financial Results May Vary

The Company often experiences a higher volume of sales at the end of each quarter and during the Company's fourth quarter. Because of this, fixed costs that are out of line with sales levels may not be detected until late in any given quarter and results of operations could be adversely affected.

Operating results have been and may also be affected by other factors including, but not limited to:
 .  timing of orders from customers and shipments to customers
 .  product mix, a shift from higher margin products, such as licensing, to lower margin products or services, such as boxed products
 .  delays or problems with our fulfillment agents
 .  impact of foreign currency exchange rates on the price of our products in international locations
 .  inability to respond to the decline in sales through the distribution channel
 . inability to derive benefits from the restructuring and new corporate strategy

We Face Intense Competition For Attracting And Retaining Qualified Personnel In The Computer And Consulting Industries

The ability of the Company to maintain its competitive technological position will depend, in large part, on its ability to attract and retain highly qualified development, consulting, and managerial personnel. Competition for such personnel is intense and there is a risk of departure due to the competitive environment in the software and consulting industries. The loss of a significant group of key personnel would adversely affect the Company's performance. Over the past year, the Company has lost several of its vice presidents. The failure to successfully promote and hire suitable replacements in a timely manner could have a material adverse effect on the Company's business.

We Compete In The Highly Competitive Market For Computer Software And Consulting Services

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

Additionally, the Company may face competition from other computer software and consulting industry companies, which could introduce competitive products and/or services. If any of these competing products or services achieves market acceptance, Novell's business and results of operations could be materially adversely affected.

The Internet professional services market is relatively new and highly competitive. The competitors of the Company's IT services business include a wide variety of Internet-focused professional service firms, management consulting companies, traditional information technology service firms, systems integration firms and internal information technology departments of prospective clients. There are relatively low barriers to entry in the Internet professional services market. Current or future competitors may develop or offer services that are comparable or superior to those of the Company at a lower price, which could significantly decrease the Company's revenues.

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

Moreover, the Company may experience delays in market acceptance of new releases of its products as the Company engages in marketing and education of the user base regarding the advantages and system requirements for new products and as customers evaluate the advantages and disadvantages of upgrading. The Company has encountered these issues on each major new release of its products, and expects that it will encounter such issues in the future. Novell's ability to achieve desired levels of sales growth depends at least in part on the successful completion, introduction and sale of new versions of its products. There can be no assurance that the Company will be able to respond effectively to technological changes or new product announcements by others, or that the Company's research and development efforts will be successful. Should Novell experience material delays or sales shortfalls with respect to new product releases, the Company's sales and net income could be adversely affected.

If Third Parties Claim That We Infringed Upon Their Intellectual Property, Our Ability To Use Some Technologies and Products Could Be Limited And We May Incur Significant Costs To Resolve These Claims.

Litigation regarding intellectual property rights is common in the Internet and software industries. Novell expects third-party infringement claims involving Internet technologies and software products and services to increase. If an infringement claim is filed against Novell, it may be prevented from using some technologies and may incur significant costs to resolve the claim.

Novell has in the past received letters suggesting that it is infringing upon the intellectual rights of others, and it may from time to time encounter disputes over rights and obligations concerning intellectual property. Novell's products and services may be found to infringe on the intellectual property rights of third parties.

In addition, Novell has agreed, and may agree in the future, to indemnify customers against claims that its products infringe upon the intellectual property rights of others. Novell could incur substantial costs in defending itself and its customers against infringement claims. In the event of a claim of infringement, Novell and its customers may be required to obtain one or more licenses from third parties. In such instances, Novell or its customers may not be able to obtain necessary licenses from third parties at a reasonable cost or at all.

We May Not Be Able To Protect Our Contractual Rights, Which May Adversely Affect Our Business

The Company generally enters into contractual relationships with its employees that protect its confidential information. In the event that the Company's trade secrets or other proprietary information are misappropriated, the Company's business could be seriously harmed. In addition, the Company may not be able to timely detect unauthorized use of its intellectual property and take appropriate steps to enforce its rights. In the event the Company is unable to enforce these contractual obligations, its business could be adversely affected.

We May Not Be Successful At Introducing New Technologies

Another goal of the Company is to achieve widespread acceptance and adoption of Novell's Net Services and e-solutions products, Directory Services ("NDS"), and the products and applications that take advantage of directory services. The Company's ability to achieve success with its Net Services and NDS solutions is dependent on a number of factors including, but not limited to, the following: development of key Net Services and directory products and upgrades, the acceptance of those products by large industry partners, the marketing of those products through appropriate channels of distribution, and the acceptance of those products in major accounts. The Company has only had limited success in introducing new technologies and there can be no assurance of success with Net Services or NDS solutions.

Our Existing Product Sales May Deteriorate More Rapidly Than Sales Of Our New Products Increase

The Company has several existing products, which it has been selling and upgrading for many years. Technology shifts or competition could occur causing sales of these products to decline at a faster rate than the Company is able to increase sales of new products or technologies. Although revenues from Net Directory Services and Net Content Services increased during the first nine months of fiscal 2001, revenues from Net Services software decreased by 24% resulting in overall declines in net sales by 17.6% in the first nine months of fiscal 2001 compared to the same period of fiscal 2000.

We Face Increased Risks In Conducting A Global Business, Which May Damage Business Results.

Novell is a multi-national corporation with offices and subsidiaries around the world and as such, it faces risks in doing business abroad that it does not face domestically. Certain aspects inherent in transacting business internationally could negatively impact the operating results of the company, including:

 .  costs and difficulties in staffing and managing international operations;
 .  unexpected changes in regulatory requirements;
 .  tariffs and other trade barriers;
 .  difficulties in enforcing contractual and intellectual property rights;
 .  longer payment cycles;
 .  local political and economic conditions;
 .  potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of "double taxation"; and . fluctuations in currency exchange rates.

Some Of Our Venture Capital Fund Investments Have Become Impaired. Additional Venture Capital Fund Investments Could Become Impaired.

Novell's investment portfolio includes investments made for strategic business purposes. These investments are generally in small capitalization stocks in the high-technology industry sector and funds managed by venture capitalists. Many of these investments might become other than temporarily impaired. During its first three fiscal quarters ended July 31, 2001, Novell recorded an impairment charge related to some of the investments in its portfolio whose market value had experienced an other than temporary decline. The charge totaled $149.7 million. As of July 31, 2001, net unrealized losses on Novell's equity securities totaled approximately $10.0 million.

Our Existing Relationships With Other Information Technology Services Organizations May Be Impaired.

Novell relies on existing relationships with information technology services organizations that recommend, design and implement solutions for their customers' eBusiness that include Novell Net services products. A change in the willingness of these information technology service organizations to do business with Novell could undercut Novell's efforts to become a solutions- based Net services software company.

Our Business May Be Negatively Affected If We Do Not Continue To Adapt To Rapid Technological Change, Evolving Business Practices And Changing Consumer Requirements.

The software industry and Internet professional services market is characterized by rapidly changing technology, evolving business practices and changing client needs. Accordingly, Novell's future success will depend in part on its ability to continue to adapt and meet these challenges. Among the most important challenges facing the Company are the need to continue to:

 .  effectively identify and use leading technologies;
 .  develop strategic and technical expertise;
 .  influence and respond to emerging industry standards and other technology changes and to orient management teams to capitalize on these changes;
 .  recruit and retain qualified project personnel;
 .  enhance current services;
 . develop new services that meet changing customer needs; and . effectively advertise and market its services.

Our Services Contracts Contain Pricing Risks.

Novell's Cambridge IT services business derives a significant portion of its revenue from fixed-price, fixed-time contracts. Because of the complex nature of the services provided, it is sometimes difficult to accurately estimate the cost, scope and duration of particular client engagements. If the Company does not accurately estimate the resources required for a project, does not accurately assess the scope of work associated with a project, does not manage the project properly, or does not satisfy its obligations in a manner consistent with the contract, then the Company's costs to complete the project could increase substantially. The Company has occasionally had to commit unanticipated additional resources to complete projects, and it may have to take similar action in the future. The Company may not be compensated for these additional costs or the commitment of these additional resources.

Our Cambridge IT Services Clients Can Cancel Or Reduce The Scope Of Their Engagements With Us On Short Notice.

If the Company's clients cancel or reduce the scope of an engagement with the Cambridge IT services business, the Company may be unable to reassign its professionals to new engagements without delay. Personnel and related costs constitute a substantial portion of the Company's operating expenses. Because these expenses are relatively fixed, and because the Company establishes the levels of these expenses well in advance of any particular quarter, cancellations or reductions in the scope of client engagements could result in the under-utilization of the Company's professional services employees, causing significant reductions in operating results for a particular quarter.

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

Although Our Acquisition Of Cambridge Was Intended To Result In Benefits To The Combined Company, Those Benefits May Not Be Realized. Additionally, Neither Novell nor Cambridge Is Experienced In Organizing An Integration Of Businesses Of This Scale.

Achieving the benefits of the acquisition will depend in part on the integration of the two company's personnel, operations and technology. The integration of the two companies has been and will be a complex, time consuming and expensive process and may continue to disrupt Novell's business if not completed in a timely and efficient manner.

Neither Novell nor Cambridge has experience in integrating operations on the scale presented by the merger. The integration process has been and will continue to be complicated and has been and will continue to involve a number of special risks and challenges, including the possibility that management may be distracted from regular business operations. It is not certain that Novell and Cambridge can be successfully integrated in a timely manner or that the anticipated benefits will be realized. Failure to effectively complete the integration could materially harm the business and operating results of the combined company.


Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate some of these risks, the Company utilizes currency forward contracts and currency options. The Company does not use derivative financial instruments for speculative or trading purposes, and no derivative financial instruments were outstanding at July 31, 2001.

Interest Rate Risk
------------------
The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next 12 months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $3.9 million decrease (approximately 1%) in the fair value of the Company's available-for-sale securities.

Market Risk
-----------
The Company also holds available-for-sale equity securities in its short-term investment portfolio. As of July 31, 2001, unrealized losses, before tax effect, on short-term public equity securities totaled $17.1 million, which pertained primarily to the Company's external portfolio. A 10% adverse change in prices of these short-term equity securities would result in an approximate $1.5 million decrease in the fair value of the Company's short-term investments.

In addition, the Company invests in long-term equity securities and venture capital funds for the promotion of business and strategic objectives. The investments are generally in small capitalization stocks in the high-technology industry sector, both public and private. Because of the nature of these investments, the Company is exposed to equity price risks. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. As of July 31, 2001, there were no unrealized losses on long-term public equity securities as the Company had written off its long-term investment in marchFIRST due to a change in its market value believed to be other than temporary. A 10% adverse change in equity prices of long-term equity securities, including those held in the venture capital funds, would result in an approximate $13.6 million decrease in the fair value of the Company's long-term equity security and venture capital investments.

Foreign Currency Risk
---------------------
The Company hedges currency risks of investments denominated in foreign currencies with currency forward contracts. Gains and losses on these foreign currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to the Company. A large portion of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily European, Japanese yen and certain other Latin American and Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, the Company has established balance sheet hedging programs. Currency forward contracts and currency options are utilized in these hedging programs. The Company's hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If the Company did not hedge against foreign currency exchange rate movement, an adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $6.2 million.

All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial position at July 31, 2001. Actual results may differ materially.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number                         Description
------                         -----------

2.1 Amendment No. 1 to Agreement and Plan of Reorganization, dated as of May 24, 2001, by and among Novell, Inc., Ceres Neptune Acquisition Corp. and Cambridge Technology Partners (Massachusetts), Inc., incorporated by reference to Annex A to the Proxy Statement-Prospectus forming a part of the Registration Statement on Form S-4 (Reg. No. 333-59326) of Novell, Inc. (the "Registration Statement").

3(i) Novell, Inc.'s Restated Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3(i) of the Registration Statement.

10.1 Key Employment Agreement dated as of May 22, 2001 between Novell, Inc. and Jack L. Messman, incorporated by reference to Exhibit C to Annex A to the Proxy Statement - Prospectus forming a part of the Registration Statement.

(b)  Reports on Form 8-K.

    Notice of Novell's scheduled report of second quarter results and related conference call to be held on February 15, 2001, as filed on May 9, 2001 under Item 5.

    Notice of Novell's acquisition of Cambridge Technology Partners, Inc., effective July 10, 2001, along with required financial statement information as filed on July 24, 2001 under Items 2 and 7, respectively.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Novell, Inc.
                                              (Registrant)



Date: September 14, 2001                      /s/ Ronald Foster
                                              ----------------------------------
                                              Ronald Foster
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)