Form 10-K
period 2001-10-31
NOVELL INC
filed 2002-01-28
CIK 758004

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

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

                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                                (TITLE OF CLASS)

                        PREFERRED SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates on January 22, 2002 (based on the last reported price of the Common Stock on the NASDAQ National Market System on such date) was $1,675,013,958. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

     As of January 22, 2002 there were 362,590,822 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2002, are incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  NOVELL, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................     11
Item 3.   Legal Proceedings...........................................     11
Item 4.   Submission of Matters to a Vote of Security Holders.........     12
          Executive Officers of the Registrant........................     12

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     15
Item 6.   Selected Financial Data.....................................     16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     17
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     32
Item 8.   Financial Statements and Supplementary Data.................     33
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     60

                               PART III
Item 10.  Directors and Executive Officers of the Registrant..........     60
Item 11.  Executive Compensation......................................     60
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     60
Item 13.  Certain Relationships and Related Transactions..............     60

                               PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     61

                                  NOVELL, INC.

                                   FORM 10-K

                                     PART I

     In addition to historical information, this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. The Company's actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause such a difference include, but are certainly not limited to, those discussed in the sections in Item 1 entitled "Competition", "Copyrights, Licenses, Patents and Trademarks" and "Additional Factors Affecting Financial Results and Stock Price" and the section in Item 7 entitled "Risk Factors Affecting Future Results of Operations." Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2002. All period references are to the Company's fiscal years ended October 31, 2001, 2000, and 1999, unless otherwise indicated.

ITEM 1. BUSINESS

THE COMPANY

     Novell, Inc. ("Novell" or the "Company") provides eBusiness solutions and Net services software designed to secure and power the networked world. Novell and its services division, Cambridge Technology Partners, help organizations solve complex business challenges, simplify their systems and processes, and capture new opportunities. Novell provides worldwide channel, consulting, education and developer programs to support its offerings.

     The Company was incorporated in Delaware on January 25, 1983. Novell's headquarters are located at 1800 South Novell Place, Provo, Utah 84606. Its telephone number at that address is (801) 861-7000.

     The Company markets its products and services through 50 U.S. and 85 international sales offices. The Company licenses its products through site-license agreements that are either sold directly by Novell, or service providers and software distribution channel partners. The Company also distributes licenses as packaged software products that are resold by systems integrators and other value-added resellers ("VARs"). In addition, Novell products are licensed to original equipment manufacturers ("OEMs").

     The Company primarily conducts product development activities in San Jose, California; Provo, Utah; Ireland; and India. It also contracts out some product development activities to third-party developers.

     Changes in the economic and business environment for network software and consulting services have occurred in the last several years, which have led to strategic and operational changes at Novell. The Company has evolved its business to focus on eBusiness solutions and Net services software applications, which support highly distributed network solutions and capitalize on the growth of the Internet. Novell has expanded its Net

Novell annual report 2001                                                      1
--------------------------------------------------------------------------------
----------
services offerings around open Internet standards and its own eDirectory(TM) network infrastructure products. The Company's education and training, service and support, and consulting business have also been refocused and expanded to provide support for new eBusiness and Net services based solutions.

     On July 10, 2001, the Company acquired Cambridge Technology Partners (Massachusetts), Inc. ("Cambridge"), a technology consulting company focused on helping its customers develop and accelerate their transition to eBusiness solutions and processes. The acquisition of Cambridge helped support the Company's strategy of providing a foundation for e-business with Novell(R) Net services software and eDirectory products.

BUSINESS STRATEGY

     Novell provides eBusiness solutions and Net services software designed to secure and power the networked world -- the Internet, intranets, and extranets; wired to wireless; corporate and public -- across leading operating systems. Novell and its services division, Cambridge Technology Partners, help organizations solve complex business challenges, simplify their systems and processes, and capture new opportunities with one Net solutions. Novell provides worldwide channel, consulting, education and developer programs to support its offerings. With both software and services offerings, Novell can determine how Net services can be used by an organization and the requirements of Net services to ensure proper security and access, which can then be turned into an e-business solutions approach to help the customer deliver the right information, to the right individual, at the right time, and on the right device.

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

     Today, businesses are rapidly developing corporate intranets that leverage the broad range of capabilities of the Internet. Novell has oriented all of its products and services to Internet standards and offers the expertise to make them work in various environments, enabling customers to increase the performance of traditional local and wide area networks.

PRINCIPAL MARKETS AND SEGMENT AND GEOGRAPHIC INFORMATION

     Novell sells its products, technologies and solutions primarily to large-scale corporations, government entities, educational institutions, resellers and distributors both domestically and internationally. The Company has traditionally operated in one business segment, directory-enabled networking software and services. All products, technologies and solutions were evaluated as a single unit. Segment disclosures and geographical information for fiscal years 2001, 2000, and 1999 are presented in Part II, Item 8, Footnote O to the notes to the consolidated financial statements of this report, which is incorporated by reference into this Part I, Item 1. As the Company integrates Cambridge and completes its restructuring, it is analyzing its business to determine how to best evaluate performance and operating results. This may lead to changes in segment disclosures during fiscal 2002.

PRODUCTS, TECHNOLOGIES AND SOLUTIONS

     Net Directory Services. Novell's Net Directory business includes all of Novell's eDirectory solutions as well as DirXML(TM), iChain(R), SecureLogin and Novell Modular Authentication Service (NMAS(TM)).

     Novell eDirectory 8.5 is a full-service, platform-independent directory that serves as the foundation for a myriad of directory-enabled services. The number of directory-based applications is rapidly increasing, many of which provide crucial e-business functionality such as automated business-relationship management, supply-chain management, and electronic storefronts. Other services that directory-enabled products can

 2                                                     Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------
provide include automated provisioning, enhanced security, customer profiling, electronic wallets, automated notification systems, customized Web interfaces and virtual private networks (VPNs). Many application service providers (ASPs), Internet service providers (ISPs), software developers, and other companies that aggressively compete in the Internet economy have made eDirectory their directory of choice. Novell's eDirectory product significantly simplifies the complexities of managing users and resources in a mixed Win2000, NT, NetWare(R), UNIX* and Linux* environment. It is a secure, scalable, cross-platform directory service, allowing organizations to centrally store and manage information across all networks and operating systems, and leverage existing IT investments.

     DirXML 1.0, Novell's powerful data-sharing and synchronization solution, automatically distributes new and updated information across every designated application and directory on a network ensuring that trusted e-business customers, partners, and suppliers are accessing consistent information, regardless of the applications and directories to which they have access. DirXML significantly reduces costs while leveraging the existing network infrastructure. No modification or consolidation of existing applications, directories, or databases is necessary. Information is entered into any designated directory and DirXML updates it across the entire network. For companies with hundreds of directories spread across multiple applications, this can mean a potential savings of thousands of hours and significant cost reductions.

     Novell iChain is an identity-based security solution that controls access to application, Web and network resources across technical and organizational boundaries. iChain separates security from individual applications and Web servers, enabling single-point, policy-based management of authentication and access privileges throughout the Net. This optimizes productivity in the development of eBusiness applications by leveraging fine-grained security that transcends firewalls. As a result, businesses can simplify the management of Net access security, based on identities and control the use of digital assets across the extended enterprise.

     Novell SecureLogin is a directory-integrated authentication solution that delivers reliable, single sign-on access across multi-platform networks. Novell SecureLogin simplifies password management by eliminating the need for users to remember more than one password. Once a user has officially logged into the network, Novell SecureLogin automatically authenticates that user to the applications and data used during a network session. Novell SecureLogin delivers single sign-on functionality to virtually every application and environment, which simplifies administration and substantially reduces costs.

     Novell Modular Authentication Service 2.0 is an extensible security product that offers an easy way to centrally manage multiple authentication methods across a network. With Novell Modular Authentication Service, stronger forms of authentication and authorization can be implemented to secure critical corporate resources. Novell Modular Authentication Service also helps remove the administrative overhead involved with maintaining password information throughout an organization. By supporting the leading smart card, token, biometric and digital-certificate vendor's authentication products, Novell Modular Authentication Service provides a way to centrally and easily manage authentication methods.

     Net Management Services. Novell's Net Management Services business includes all NetWare products, collaboration products (GroupWise(R) and Novell Internet Messaging System(TM) (NIMS(TM))), Novell Portal Services, BorderManager(R), and ZENworks(R).

     Novell NetWare 6 is the Net services software solution that offers secure non-stop access to core network resources. With NetWare 6, access to files, printers, directories, e-mail and databases across all types of networks, storage platforms and client desktops is seamless. NetWare 6 leverages the powerful Novell eDirectory product, allowing easy management of networks from virtually any Web-enabled wireless device or traditional desktop computer. NetWare 6 also supports open Internet standards and includes innovative, browser-based Net services. NetWare 6 revolutionizes file access and management by incorporating Novell iFolder(TM), a unique Net services solution that enables access to files -- from anywhere, at anytime -- through virtually any Web-enabled device. NetWare 6 also includes Novell iPrint, a printing solution that provides

Novell annual report 2001                                                      3
--------------------------------------------------------------------------------
----------
global access to print resources through a standard Web browser, which helps simplify, secure and accelerate document printing processes.

     GroupWise 6 is a secure, dynamic collaboration solution that offers traditional and deskless users support for any communication over intranets, extranets and the Internet. GroupWise 6 utilizes industry-leading technology to accelerate corporate productivity. GroupWise 6 includes the only bundled wireless solution in the industry, Novell GroupWise Wireless, which runs on any device that supports Wireless Access Protocol (WAP). The addition of this wireless solution increases the scope of how and where collaboration takes place. With GroupWise 6 and a supported wireless device -- including a wireless telephone, a personal digital assistant (PDA) or a wireless laptop computer -- even deskless workers can take advantage of the collaboration services provided by GroupWise 6.

     Novell Internet Messaging System (NIMS) 3.0 is a scalable, high-performance e-mail and calendaring system that is based on Internet-standard messaging and security protocols. An essential component of Novell's one Net vision, NIMS simplifies the complexities of eBusiness communication and provides the power and flexibility organizations need to succeed in the Net economy. NIMS allows users to connect to a scalable, secure e-mail and calendaring system -- from anywhere, at anytime -- while driving down the costs associated with incorporating a high-performance messaging system. In addition, NIMS dramatically simplifies e-mail administration: administrators use it to streamline internal communications and optimize the use of hardware resources.

     Novell Portal Services reduces the time and complexity of deploying secure, personalized portals to every member of an organization. These portal solutions give each user access to the most up-to-date information, news, applications, and Net services, regardless of the user's location or Web-enabled device. As a result, users and work groups always have the latest information at their fingertips, allowing them to make better decisions, to act sooner, and to increase their productivity. Novell Portal Services offers a simple way to consolidate and present data that has, traditionally, been difficult and expensive to integrate and share.

     BorderManager Enterprise Edition 3.6 is a suite of network services used to connect a network securely to the Internet or any other network. It improves network performance and security at the borders between networks. BorderManager controls outside access to intranets and user access to the Internet. It allows remote access to intranets and the Internet and can establish a VPN using the Internet. It also accelerates access to content on both intranets and the Internet. BorderManager supports VPNs over Network Address Translation (NAT) devices, enabling cable modem and DSL customers with NAT to work from home. It also supports cookie-based session identifiers for customers with NAT and Citrix* servers. This means that organizations running a thin-client environment have control over which Web sites their employees can access.

     The ZENworks (Zero Effort Networking) product family consists of two revolutionary products that protect the integrity of networks. Built to leverage Novell eDirectory, ZENworks products centralize, automate, and simplify every aspect of network management from distributing vital information across the enterprise to maintaining consistent policies on desktops, servers, and devices. ZENworks capacity is not limited to the internal corporate network; customers can also exercise centralized control of network elements behind the firewalls of their business partners or on the Internet. ZENworks for Desktops 3 is powerful, directory-enabled software that automates workstation management and application deployment which saves administrators countless hours of work. ZENworks for Servers 2 eliminates the need for network administrators to configure each server manually, especially servers at remote sites. Using the eDirectory structure, it enforces consistent server policies across a network and corrects policies when they are inadvertently altered.

     Volera(TM) Net Content Services. Volera, a majority-owned subsidiary of Novell, provides content networking products and services that improve the web experience through high-speed delivery and intelligent management of rich web content.

 4                                                     Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

     Volera's Excelerator product is a robust software platform that accelerates the delivery of web content. Internet-enabled organizations that deploy Volera Excelerator can gain customer loyalty and increase employee productivity by significantly decreasing Internet wait times. Volera Excelerator-based appliances demonstrate superior performance at independent caching benchmark events.

     Media Excelerator is an add-on to Volera Excelerator product that allows customers to cache and split streaming media files. Supported protocols include Real*, Quicktime*, and Windows Media*. Volera's Secure Excelerator provides customers with the ability to cache and accelerate the delivery of secure content.

     The Velocity Management Suite allows users to manage an entire Volera Excelerator-powered network, and the content it delivers, from a single interface. The suite consists of three products: System Controller, for managing, configuring, and controlling the customer's internet infrastructure; Content Controller, which allows users to control and automate the delivery of content; and Content Accountant, which when integrated with leading billing software provides customers with the data needed for bill-backs and usage charges.

     Velocity CDN(TM) aggregates the above product suite into a comprehensive, end-to-end software solution that comprises all of the delivery, management and services capabilities needed for intelligent content networking.

     Finally, Volera's services organization delivers the knowledge and expertise customers require in order to architect, integrate, and operate content networking solutions.

     Novell Consulting(SM) Services. The acquisition of Cambridge Technology Partners in July 2001 resulted in a significant expansion of Novell's Consulting Services. The combined Consulting Services group helps organizations solve complex business challenges, simplify their systems and processes, and capture new opportunities.

     Novell consultants deliver advanced consulting expertise to Novell's customers and partners throughout the world. Using proven methodologies, Novell consultants design and deliver technology-based business solutions focusing on Internet, intranet, extranet, and e-Business. Novell Consulting also delivers expertise in design, planning, and implementation of Novell's Net Directory, Net Management, and Net Content products, allowing all types of networks to work together as one Net.

     Cambridge consultants perform technology and consulting services to help clients develop and accelerate their transition to Internet-based e-business solutions and processes. Cambridge consultants also provide systems integration services as well as operations management consulting to help transform clients into eBusinesses. Working in collaboration with large corporations and middle market companies, Cambridge combines a deep understanding of New Economy issues with integrated, end-to-end services, and a proven track record of shared risk and rapid delivery.

     Cambridge's service offerings generally include Digital Business Strategy, eCommerce, eCustomer Relationship Management, supply Chain Management, eEnterprise Resource Management, User Experience Design, and Technology.

     Novell Customer Services. Novell Customer Services is composed of Technical Services and Education. Novell Technical Services has an established infrastructure worldwide with support centers in the United States, Europe and Asia. Novell Technical Services(SM) offers a wide variety of flexible support offerings, bringing critical network issues to a quick and efficient resolution. Premium Services includes around-the-clock direct access to Novell's most experienced engineers. Dedicated Support Engineer, Primary Support Engineer, and Account Management programs allow customers to build an ongoing support relationship with Novell.

     Novell Education is a pioneer in the networking certification arena. Novell Education has issued over 700,000 certifications to IT professionals around the world. Novell Education continues to demonstrate innovative leadership in the IT certification and training industry with new programs focused on Novell's

Novell annual report 2001                                                      5
--------------------------------------------------------------------------------
----------

Directory and on the Internet. In addition to the Certified Novell Engineer(SM) (CNE(R)) certification program, Novell Education offers a Certified Directory Engineer(R) (CDE(SM)) certification program. Both CNE and CDE students receive advanced technical telephone support (Level II) from Novell. Resellers, independent support organizations, or Novell Support Organizations (NSOs) may employ CNE and CDE certification holders.

     Novell Education also offers education to end users through nearly 700 independent Novell Authorized Education Centers(SM) (NAEC(SM)) and 600 Novell Education Academic Partners(SM) (NEAP(SM)) worldwide, which use Novell-developed courses to instruct students in the use and maintenance of Novell products.

     Information regarding revenues for various product categories is incorporated by reference from Note O to the Notes to Consolidated Financial Statements in Part II into this Part I, Item 1.

PROGRAMS

     Technical Support Alliance. In May 1991, Novell and 40 other software and technology companies announced the formation of the Technical Support Alliance
(TSA). The TSA was organized to provide one-stop multi-vendor support. Member companies provide cooperative efforts to support their customers. Current membership consists of over 130 companies worldwide, including Apple, Compaq, Hewlett-Packard, Intel, IBM, Lotus, Microsoft, and Oracle.

     Certified Novell Engineer Program. Through the Certified Novell Engineer
(CNE) program, Novell is strengthening the networking industry's Level I support self-sufficiency. CNE certificate holders are individuals who receive high-level training, information, and high-level skills to administer Novell and other networks.

     Certified Directory Engineer Program. Through the Certified Directory Engineer (CDE) program, Novell is strengthening the directory industry's Level II support self-sufficiency. CDE certificate holders are individuals who receive high-level directory training and skills to administer eBusinesses and eDirectories in the Net economy.

     Professional Education Program (PEP). PEP offers both instructor led and e-Learning solutions to customers directly and through Novell's Authorized Education Channel. PEP delivers courses that provide a thorough understanding of the implementation, configuration, and administration of the subject matter being presented. In addition, PEP offers Advanced Technical Training(TM) (ATT) at an engineering level and customized training solutions. The ATT course subject matter will cover support issues, in-depth architectural reviews, and advanced enterprise solutions.

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

     Application Partners. Novell works closely with application developers to provide integrated software products and support for end users. As Net services and directory solutions grow in importance, this program is designed to help assure broad availability of well integrated, multi-vendor applications.

 6                                                     Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

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

PRODUCT DEVELOPMENT

     Due to the rapid pace of technological change in its industry, Novell believes that its future success will depend, in part, on its ability to enhance and develop its software products and deliver solutions that satisfactorily meet dynamic market needs. Product development expenses for the fiscal years 2001, 2000, and 1999, are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report, which is incorporated by reference into this Part I, Item 1.

     Novell's move to a business unit environment has resulted in the product development groups having greater direct interaction with customers. Novell's acquisition of Cambridge provided the consulting groups the potential to better integrate Novell's products within the customer's business and to provide solutions our customers require. It has also led to increased interaction between business groups within Novell, resulting in better solutions for customers. Business unit developers work with consulting and support to solve specific customer problems and in the process generate integrated solutions that can be used more broadly.

     Product development activities are placed strategically throughout the world to translate, test and meet the needs of our customers worldwide. Novell's commitment to deliver world-class products that simplify, secure and accelerate the Net means continued investment in product development.

SALES AND MARKETING

     Novell markets its networking and Net Services products through distributors, dealers, vertical market resellers, systems integrators, and OEMs who meet the Company's criteria, as well as to major end users. In addition, the Company conducts sales and marketing activities and provides technical support, training, and field service to its customers from its offices in San Jose, California; Boston, Massachusetts; Provo, Utah; and from its 50 U.S. and 85 international sales offices.

     Distributors. Novell has established a network of independent distributors, which resell the Company's products to dealers, VARs, and computer retail outlets. As of December 31, 2001, there were two U.S. distributors and approximately 40 international distributors.

     Dealers. The Company also markets its products to large-volume dealers and regional and national computer retail chains.

     VARs and Systems Integrators. Novell also sells directly to VARs and systems integrators who market data processing systems to vertical markets, and whose volume of purchases warrants buying directly from the Company.

     OEMs. The Company licenses its systems software to domestic and international OEMs for integration with their products.

Novell annual report 2001                                                      7
--------------------------------------------------------------------------------
----------

     End Users. Generally, the Company refers prospective end-user customers to its resellers. However, the Company has the internal resources to work directly with major end users and has developed U.S. and international master license agreements with approximately 2,000 customers to date. Additionally, some upgrade products are sold directly to end users. Customers can also purchase some products and services through Novell's commercial website, ShopNovell(SM), or be directed to a Dealer or Reseller near their geographic location.

     International Sales. In fiscal 2001, 2000, and 1999, approximately 44%, 43%, and 45%, respectively, of the Company's net sales were to customers outside the U.S. Approximately 45% of all international sales have been invoiced by the Company in U.S. dollars. The exceptions to the U.S. dollar invoicing are Japanese Yen sales through the Company's joint venture in Japan, Indian Rupee sales through the Company's joint venture in India, certain sales from its distribution center in Dublin, Ireland and certain local office billings. No one foreign country accounted for more than 10% of net sales in any period. For information regarding risk related to foreign operations, see Part II, Item 7, "Risk Factors Affecting Future Results of Operations," which information is incorporated by reference into this Part I, Item 1.

     Major Customers. In fiscal 1999, the Company had one multinational distributor, which accounted for 11% of net sales; otherwise, no customer accounted for more than 10% of revenue in any of the last three fiscal years.

     Marketing. The Company's marketing activities include distribution of sales literature, press releases, advertising, periodic product announcements, support of NetWare user groups, publication of technical and other articles in the trade press, and participation in industry seminars, conferences, and trade shows. The marketing department of the Company employs technical laboratories, which test and evaluate networked computer equipment and individual devices. The knowledge derived from these laboratories is the basis for the technical literature published by the Company. These activities are designed to educate the market about Net services solutions in general, as well as to promote the Company's products. Through the Professional Developers Program, the Company strongly supports independent software and hardware vendors in developing products that work with Novell Net services solutions. Thousands of multiuser application software packages are now compatible with Net services. In March 2001, the sixteenth annual BrainShare(R) Conference was held to inform and educate developers about Novell product strategy, Novell open architecture programming interfaces, and Novell third-party product certification programs.

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

COMPETITION

     Novell competes in a highly challenging market for computer software. One pervasive factor underlying all of the Company's business endeavors is the presence of Microsoft in all sectors of the software business, and Microsoft's dominance in many of those sectors.

 8                                                     Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

     In a finding upheld by the Circuit Court for the District of Columbia, the United States District Court found that Microsoft violated Section 2 of the Sherman Act by unlawfully acting to maintain its monopoly over desktop operating systems. The Company believes that Microsoft is exploiting its desktop operating monopoly in a way that is designed to extend its market power into the market for server operating systems, and to claim control of network and web services such as authentication, using many of the same anti-competitive practices found by the United States District Court to be in violation of the nation's anti-trust laws. The Company is concerned that the Revised Proposed Final Judgment of the litigation between the Department of Justice and Microsoft will not benefit competition or consumers in a meaningful way and, if approved, could result in continued harm to the Company.

     Additionally, the Company does not have the product breadth and market power of Microsoft. Microsoft's ability to ship networking products with features and functionality that compete with Novell's, together with its ability to offer incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products, may significantly inhibit Novell's ability to grow its business. Microsoft has significant financial resources, which could allow it to aggressively price its products and services for long periods of time to the potential detriment of competitors. Microsoft in the past has also employed tactics that limit or block effective and efficient interoperability with Novell's products. Microsoft frequently bundles software features into its operating system for free which compete directly with stand-alone products from Novell. As Microsoft creates new operating systems and applications, there can be no assurance that Novell will be able to ensure that its products will be compatible with those of Microsoft.

     Although these market conditions and the judgments reached in litigation concerning Microsoft may affect overall Novell performance, the Company believes its strong product offering and "One Net" business strategy will be competitive in the marketplace. Additionally, if the more meaningful relief being sought by the nine litigating states is imposed on Microsoft, there could be a restoration of competition in the marketplace that would benefit Novell.

     The market for consulting services is highly competitive due to such factors as the existence of several large consulting firms specializing in the information systems area such as Compaq Computer Corporation, Hewlett-Packard Company, IBM, Accenture, Cap Gemini and the three remaining consulting arms of the "Big Five" accounting firms. Many of these companies have greater financial, technical and marketing resources and greater name recognition in the consulting area, which could inhibit the Company's ability to grow its consulting business.

COPYRIGHT, LICENSES, PATENTS AND TRADEMARKS

     The Company relies on copyright, patent, trade secret and trademark law, as well as provisions in its license, distribution and other agreements in order to protect its intellectual property rights. The Company's portfolio of patents, copyrights and trademarks as a whole are material to the Company's business; no one piece of intellectual property is critical to the Company's business, so no individual piece is discussed on its own. The Company has been issued what it considers to be valuable patents and has numerous other patents pending. No assurance can be given that the patents pending will be issued or, if issued, will provide protection for the Company's competitive position. The Company has an increasing concern that computer industry companies that have huge financial resources and patent portfolios such as Lucent, AT&T, Microsoft, and IBM, will increasingly assert patent infringement claims against smaller companies such as Novell. While Novell has no reason to think it would not have defensible claims, the cost and time of defending such claims can be significant. Although Novell intends to protect its patent rights vigorously, there can be no assurance that these measures will be successful or that the claims on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the

Novell annual report 2001                                                      9
--------------------------------------------------------------------------------
----------

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

     Although the Company does incorporate software it licenses from third parties into its products and its solutions, no one license is critical to the Company's business, so no individual license is discussed on its own.

SEASONALITY

     The Company often experiences a higher volume of sales at the end of each quarter and during the fourth quarter.

EMPLOYEES

     As of December 31, 2001, the Company had 6,521 permanent and temporary employees. The functional distribution of its employees was: sales and marketing -- 1,446; product development -- 1,293; general and administrative -- 913; service, consulting, education, and operations -- 2,869. Of these, 3,376 employees are in locations outside the U.S. All other Company personnel are based at the Company's facilities in Utah, California, Massachusetts, and various U.S. field offices. None of the employees is represented by a labor union, and the Company considers its employee relations to be good.

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

ADDITIONAL FACTORS AFFECTING FINANCIAL RESULTS AND STOCK PRICE

     In addition to factors described above under "Competition" and "Copyrights, Licenses, Patents, and Trademarks" that may adversely affect the Company's results of operations and stock price, other factors may also adversely affect the Company's results of operations and stock price, including but not limited to:

     - competition for qualified employees

     - delays in the introduction of new products

     - success of new products or technologies

 10                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

     - successful integration of Cambridge and Novell

     - stock market fluctuations unrelated to Company performance

     For further discussion of risks the Company faces, please refer to the section entitled "Risk Factors Affecting Future Results of Operations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this filing, which information is incorporated by reference to Part I, Item 1.

ITEM 2.  PROPERTIES

     The Company owns and occupies approximately 872,000 square feet of office space on 46 acres in Provo, Utah, which is the Company's corporate headquarters and is also used as a product development center. Additionally, the Company owns approximately 48 acres of land in San Jose, California on which it owns a 545,000 square-foot office complex, which is used as an administrative office, of which approximately 258,000 rentable square-feet is subleased to various tenants.

     The Company also owns 218,873 square feet of office space and leases an additional 235,274 square feet of office space in a business complex in Orem, Utah. The Company leases 120,407 square feet of the owned space in Orem to various subtenants. Volera, a majority-owned subsidiary of Novell, occupies approximately 27,000 square feet of the leased space in Orem. The balance of the owned and leased space in Orem is unoccupied.

     The Company has the ability to build on its land in San Jose, California, and in Provo and Orem, Utah.

     The Company leases a 177,000 square-foot office building in Cambridge, Massachusetts of which it occupies approximately 100,000 square feet, which is used as administrative offices, and subleases approximately 21,000 square feet. The balance of space in Cambridge is unoccupied.

     In addition, the Company owns a 380,000 square-foot manufacturing and distribution facility on 23 acres in Lindon, Utah, 338,000 square feet of which is leased to a third party.

     Internationally, the Company owns a 84,650 square-foot office building in the United Kingdom, a 42,000 square-foot building in the Netherlands and a 18,000 square-foot building in Johannesburg, South Africa, all of which are used for administrative offices.

     The Company leases sales and support offices in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Massachusetts, Michigan, Minnesota, Missouri, New York, Ohio, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, and Washington. The Company also leases an office in Berkeley Heights, New Jersey, which is used for certain product development efforts by Volera.

     The Company has subsidiaries in Argentina, Australia, Austria, Belgium, Brazil, Canada, Columbia, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Philippines, Poland, Portugal, Puerto Rico, Russia, Singapore, Spain, Sweden, Switzerland, Thailand, Taiwan, United Kingdom, and Venezuela -- each of which leases its facilities.

     The terms of the above leases vary from month-to-month to up to 23 years. The Company believes that its existing facilities are adequate to meet its current requirements and it anticipates that suitable additional or substitute space will be available, as necessary, pursuant to terms that are favorable to the Company.

ITEM 3.  LEGAL PROCEEDINGS

     In February 1998, a suit was filed in the U.S. District Court, District of Utah, against Novell and certain of its officers and directors, alleging violation of federal securities laws by concealing the true nature of Novell's financial condition and seeking unspecified damages. The lawsuit was brought as a purported class

Novell annual report 2001                                                     11
--------------------------------------------------------------------------------
----------
action on behalf of purchasers of Novell common stock from November 1, 1996, through April 22, 1997. The Federal District Court dismissed the original complaint November 2, 2000; however, the plaintiffs filed an amended complaint November 22, 2000 in an effort to remedy inadequacies in the original complaint. Novell has moved the court to dismiss the amended complaint on the same grounds relied on in the court's dismissal of the original complaint. If the case continues, Novell intends to vigorously defend against the allegations. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

     In January 2001, Novell began a jury trial in a suit filed against Novell by Lantec, Inc. in January 1995 in the U.S. District Court, the District of Utah, for alleged anti-trust violations arising from Novell's acquisition of the GroupWise technology. The plaintiffs were seeking to demonstrate damages of $300 million. On April 19, 2001, the judge ruled in favor of Novell and dismissed the original complaint; however, on June 8, 2001 the plaintiffs filed a Notice of Appeal. Novell intends to vigorously defend against the claims. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, and titles of the persons currently serving as executive officers of Novell.

NAME                                   AGE                           POSITION
----                                   ---                           --------
                                             Chairman of the Board, President and Chief Executive
Jack L. Messman......................  61    Officer
Stewart G. Nelson....................  41    Executive Vice President, Chief Operating Officer
Ronald C. Foster.....................  51    Senior Vice President, Chief Financial Officer
Alan J. Friedman.....................  54    Senior Vice President, People
Joseph A. LaSala, Jr.................  47    Senior Vice President, General Counsel and Secretary
Carl S. Ledbetter, Ph.D. ............  52    Senior Vice President, Chief Technology Officer
Ralph T. Linsalata...................  63    Senior Vice President, Venture Investments
Gary F. Schuster.....................  60    Senior Vice President, Communications

  Jack L. Messman

     Jack L. Messman became President and Chief Executive Officer of Novell in July 2001 in connection with the Cambridge acquisition, and was appointed Chairman of the Board of Directors in November 2001. He has been a director of Novell since 1985. From August 1999 to July 2001, Mr. Messman was President and Chief Executive Officer of Cambridge. Mr. Messman was the Chief Executive Officer of Union Pacific Resources Group Inc., an energy company, from 1991 to August 1999 and its Chairman from 1996 to August 1999. Mr. Messman is also a director of Metallurg Inc., Safeguard Scientifics, Inc., RadioShack Corporation, and USDATA Corporation.

 12                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

  Stewart G. Nelson

     Stewart G. Nelson joined Novell in June 1994 and has served in various product development positions. From October 1996 to September 1997 he served as Vice President of Applications. In October 1997, he was elected a corporate officer as Senior Vice President of Application. In June 1998 he became Senior Vice President of Product Development. In November 1999 he was named Senior Vice President, Marketing and Products and in November 2000 he was appointed Executive Vice President and Chief Operating Officer.

  Ronald C. Foster

     Ronald C. Foster has served as Senior Vice President and Chief Financial Officer of Novell since July 2001. Mr. Foster joined Novell as Vice President and Corporate Controller in November 1998. Prior to joining Novell, Mr. Foster served as Vice President of Finance, Operations Controller with Applied Materials, Inc., a manufacturer of semiconductor fabrication equipment, from March 1996 to October 1998.

  Alan J. Friedman

     Alan J. Friedman became Senior Vice President, People of Novell in July 2001 in connection with the Cambridge acquisition. Mr. Friedman served as Cambridge's Senior Vice President of Human Resources, Enterprises Learning and Knowledge Management from January 2000 to July 2001, and had joined Cambridge in December 1999 as Vice President of Learning and Knowledge Management. Prior to joining Cambridge, Mr. Friedman was Senior Vice President of Human Resources for Arthur D. Little, Inc., a consulting firm from June 1993 to December 1999.

  Joseph A. LaSala, Jr.

     Joseph A. LaSala, Jr. become Senior Vice President, General Counsel and Secretary of Novell in July 2001 in connection with the Cambridge acquisition. From March 2000 to July 2001, Mr. LaSala served as Senior Vice President, General Counsel and Secretary of Cambridge. Prior to joining Cambridge, Mr. LaSala served as Vice President, General Counsel and Secretary of Union Pacific Resources Group Inc. from January 1996 to March 2000.

  Carl S. Ledbetter, Ph.D.

     Carl S. Ledbetter, Ph.D. has served as Senior Vice President and Chief Technology Officer of Novell since May 2000. Dr. Ledbetter joined Novell in October 1999 as Senior Vice President, Business and Corporate Development. From January 1996 to October 1999, Dr. Ledbetter served as Chairman of the Board of Directors and Chief Executive Officer of Hybrid Networks, Inc., a manufacturer and supplier of broadband access products for wireless systems. From April 1993 to January 1996, Dr. Ledbetter served as president of the consumer products division of AT&T, and from October 1991 to April 1993, Dr. Ledbetter served as the head of the PC networking division of Sun Microsystems, a computer manufacturer. In July 2000, Dr. Ledbetter entered into a settlement agreement in the form of a consent decree with the Securities and Exchange Commission (the "SEC") in connection with the SEC's investigation of Hybrid Networks, Inc. of which Dr. Ledbetter served as Chairman, President and Chief Executive Officer, generally concerning alleged violations of the federal securities laws. Without admitting or denying any violations of the federal securities laws, Dr. Ledbetter agreed to pay a civil fine and entered into a permanent injunction prohibiting him from knowingly circumventing or failing to implement a system of internal accounting controls and from engaging in violations of certain specified reporting provisions and accounting control provisions of the federal securities laws.

  Ralph T. Linsalata

     Ralph T. Linsalata joined Novell as Senior Vice President, Venture Investments in July 2001 in connection with the Cambridge acquisition. Prior to that, Mr. Linsalata joined Cambridge in December 1999

Novell annual report 2001                                                     13
--------------------------------------------------------------------------------
----------
and served as Executive Vice President, NEWCO Investments. Before joining Cambridge, Mr. Linsalata served as a senior vice president of Hill Holliday Advertising, Inc., an advertising agency, holding positions as a Strategic Consultant and Managing Director of that company's interactive group since March 1997. From 1994 to 1997, Mr. Linsalata served as Chief Executive Officer of Weston Corporate Development, Inc.

  Gary F. Schuster

     Gary F. Schuster became Senior Vice President, Communications in July 2001 in connection with the Cambridge acquisition. From August 2000 to July 2001, Mr. Schuster was Senior Vice President, Communications for Cambridge. Prior to joining Cambridge, Mr. Schuster served as Vice President for Corporate Relations at Union Pacific Corporation, a transportation company, from October 1987 to August 2000.

 14                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Novell's common stock trades in the Nasdaq National Market under the NASDAQ symbol "NOVL." The following chart sets forth the high and low closing prices of the Company's Common Stock during each quarter of the last two fiscal years:

                                    FIRST     SECOND      THIRD     FOURTH     FISCAL
                                   QUARTER    QUARTER    QUARTER    QUARTER     YEAR
                                   -------    -------    -------    -------    -------
FISCAL 2001
  High...........................  $ 9.344    $ 8.719    $ 5.690    $ 5.050    $ 9.344
  Low............................  $ 4.906    $ 3.550    $ 4.500    $ 3.100    $ 3.100
FISCAL 2000
  High...........................  $39.938    $43.063    $18.938    $12.250    $43.063
  Low............................  $18.438    $19.188    $ 7.969    $ 7.719    $ 7.719

     No dividends have been declared on the Company's Common Stock. The Company has no current plans to pay cash dividends and intends to retain its earnings for use in its business. There were 10,744 shareholders of record at January 22, 2002.

Novell annual report 2001                                                     15
--------------------------------------------------------------------------------
----------

]ITEM 6. SELECTED FINANCIAL DATA

                                                          FISCAL YEAR ENDED
                               -----------------------------------------------------------------------
                               OCTOBER 31,    OCTOBER 31,    OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                  2001           2000           1999           1998           1997
                               -----------    -----------    -----------    -----------    -----------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
Net sales....................  $1,040,097     $1,161,735     $1,272,820     $1,083,887     $1,007,311
Gross profit.................     712,162        834,337        974,979        825,992        726,403
Income (loss) from
  operations.................    (120,813)       (31,582)       223,052         98,446       (200,004)
Income (loss) from operations
  without restructuring and
  integration charges(1).....     (32,074)        16,310        223,052         98,446       (144,669)
Income (loss) before taxes...    (276,766)        70,672        243,836        141,634       (150,570)
Income (loss) before taxes
  without restructuring,
  integration and impairment
  charges(2).................      20,275        118,564        243,836        141,634        (95,235)
Income tax expense
  (benefit)..................     (14,944)        21,202         53,089         39,658        (72,274)
Net income (loss) before
  accounting change..........    (261,822)        49,470        190,747        101,976        (78,296)
Cumulative effect of
  accounting change, net of
  tax........................     (11,048)            --             --             --             --
Net income (loss)............    (272,870)        49,470        190,747        101,976        (78,296)
Net income (loss) without
  restructuring, integration
  and impairment
  charges(3).................      16,584         85,367        190,747        101,976        (44,320)
Net income (loss) per share
  Basic......................  $    (0.82)    $     0.15     $     0.57     $     0.29     $    (0.22)
  Diluted....................  $    (0.82)    $     0.15     $     0.55     $     0.29     $    (0.22)
  Diluted without
     restructuring,
     integration, impairment
     charges and accounting
     change..................  $     0.05     $     0.25     $     0.55     $     0.29     $    (0.13)
BALANCE SHEET
Cash and short-term
  investments................  $  705,243     $  698,193     $  895,404     $1,007,167     $1,033,473
Working capital..............     416,463        552,281        895,984      1,021,005      1,148,426
Total assets.................   1,904,006      1,712,346      1,942,319      1,924,112      1,910,649
Long-term obligations........          --             --             --             --             --
Shareholders' equity.........   1,270,667      1,245,085      1,492,241      1,493,498      1,565,417

     See the Management's Discussion and Analysis of Financial Condition and Results of Operations section for discussion of data comparisons.
---------------
(1) Excludes restructuring charges of $80.2 million and integration charges of $8.7 million in fiscal 2001, restructuring charges of $47.9 million in fiscal 2000, and restructuring charges of $55.3 million in fiscal 1997.

(2) Excludes items noted in footnote (1) and investment impairment charges of $208.4 million in fiscal 2001.

(3) Excludes items noted in footnotes (1) and (2), the tax adjustments related to each item, and the cumulative effect of an accounting change of $11.0 million in fiscal 2001.

 16                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. All forward-looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially from the results discussed in such forward-looking statements as a result of a number of factors, which include, but are certainly not limited to, those set forth below in the MD&A sections entitled "Risk Factors Affecting Future Results of Operations," "Euro Conversion," "Financial Market Risks," and those factors set forth in sections of Item 1 of this Form 10-K entitled "Competition," "Copyrights, Licenses, Patents and Trademarks" and "Additional Factors Affecting Earnings and Stock Price."

INTRODUCTION

     Novell Inc., ("Novell" or the "Company") provides eBusiness solutions and Net services software designed to secure and power the networked world. Novell and its services division, Cambridge Technology Partners, help organizations solve complex business challenges, simplify their systems and processes, and capture new opportunities. Novell provides worldwide channel, consulting, education and developer programs to support its offerings.

     The Company markets its products and services through 50 U.S. and 85 international sales offices. The Company licenses its products through site-license agreements that are either sold directly by Novell, or service providers and software distribution channel partners. The Company also distributes licenses as packaged software products that are resold by systems integrators and other value-added resellers. In addition, Novell products are licensed to original equipment manufacturers.

     Changes in the economic and business environment for network software and consulting services have occurred in the last several years, which have led to strategic and operational changes at Novell. The Company has evolved its business to focus on eBusiness solutions and Net services software applications, which support highly distributed network solutions and capitalize on the growth of the Internet. Novell has expanded its Net services offerings around open Internet standards and its own eDirectory(TM) network infrastructure products. The Company's education and training, service and support, and consulting business have also been refocused and expanded to provide support for new eBusiness and Net services based solutions.

     On July 10, 2001, the Company acquired Cambridge Technology Partners (Massachusetts), Inc. ("Cambridge"), a technology consulting company focused on helping its customers develop and accelerate their transition to eBusiness solutions and processes. The acquisition of Cambridge helped support the Company's strategy of providing a foundation for e-business with Novell Net services software and eDirectory products.

CRITICAL ACCOUNTING POLICIES

     The Company considers certain accounting policies related to revenue recognition and impairment of long-lived assets and valuation of deferred tax assets to be critical policies due to the estimation processes involved in each.

     Revenue recognition. The Company's IT consulting services business derives a significant portion of its revenue from fixed-price, fixed-time contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on percentage of completion, using the time-to-completion method to measure the percent complete with revisions to estimates reflected in the period in which changes become known. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the

Novell annual report 2001                                                     17
--------------------------------------------------------------------------------
----------
planned periods of time or satisfy its obligations under the contracts, then future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations.

     The Company records a provision for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, revenue could be overstated.

     Impairment of long-lived assets and valuation of deferred tax assets. The Company's long-lived assets include long-term investments, goodwill and other intangible assets. At October 31, 2001, the Company had $115 million of long-term investments, $188 million of goodwill and other intangible assets, and $94 million of net deferred tax assets, current and non-current, accounting for approximately 21% of the Company's total assets. The fair value of the long-term investments is dependant on the performance of the companies or venture funds in which the Company has invested, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments the Company will consider these factors as well as forecasted financial performance of its investees. If these forecasts are not met the Company may have to record additional impairment charges not previously recognized. During the year ended October 31, 2001, the Company recognized $177 million of impairment losses related to its long-term investments.

     In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On November 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. During the year ended October 31, 2001, the Company did not record any impairment losses related to goodwill and other intangible assets.

     Carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly. During the year ended October 31, 2001, the Company recorded $174 million of valuation allowances related to its net deferred tax assets.

RESULTS OF OPERATIONS

Acquisition

     On July 10, 2001, the shareholders of Cambridge approved the acquisition of Cambridge by Novell. The Company issued 0.668 shares of its common stock for each share of Cambridge common stock outstanding on July 10, 2001. The transaction was accounted for as a purchase and the fair value of the consideration was approximately $261.0 million, of which $250.6 million related to the number of shares exchanged at a per share value of $5.907 (the average closing price of a share of Novell common stock for the seven trading day

 18                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------
period beginning three days before the announcement date of the acquisition), and $10.5 million related to direct transaction costs. The value of the acquisition was preliminarily allocated as follows (in millions):

Adjusted net assets acquired..........................  $ 81
Goodwill..............................................   180
                                                        ----
                                                        $261
                                                        ====

     Results of operations for Cambridge are included in Novell's results of operations beginning July 10, 2001. In accordance with Statements of Financial Accounting Standards ("SFAS") No. 142, "Business Combinations," issued by the Financial Accounting Standards Board ("FASB") in June 2001, the Company will not amortize the goodwill associated with this acquisition. Beginning in fiscal year 2002, the Company will review the goodwill periodically for potential impairment issues.

Net sales

                                                  2001     CHANGE     2000     CHANGE     1999
                                                 ------    ------    ------    ------    ------
Net sales (millions)...........................  $1,040     (10)%    $1,162      (9)%    $1,273

     The Company operates in one business segment, directory-enabled networking software and services. The Company's products are sold throughout the world. In the United States, products are sold through direct, OEM, reseller, and distributor channels. Internationally, products are marketed through distributors who sell to dealers and end users. The Company's chief decision-makers, the President and Chief Executive Officer and Executive Management Committee, evaluate performance of the Company based on total Company results. Revenue is evaluated based on geographic region and product category. Separate financial information is not available by product category in regards to asset allocation, expense allocation, or profitability.

     Novell categorizes its products into the following four areas, all within the directory-enabled networking software and services segment.

     - Net Management Services, which includes directory-enabled operating systems such as NetWare, management and collaboration products, and UNIX or other royalties

     - Net Directory Services, which include NDS(R) eDirectory, DirXML, iChain, and Single Sign On products

     - Volera Net Content Services

     - Consulting, Support Services, and Education, which is generated from customer service, educational products and courses, and consulting, including Cambridge and Celerant, a subsidiary of Cambridge primarily focused on management consulting

     Net management services revenue was $707 million in fiscal 2001, compared to $914 million in fiscal 2000 and $1,077 million in fiscal 1999. The decrease from fiscal 2000 to fiscal 2001 was primarily the result of the decline in sales of the older NetWare versions 4 and 5 products, partially offset by sales of NetWare version 6, lower management and collaboration product sales, and lower UNIX and other royalties. The decrease from fiscal 1999 to fiscal 2000 was due to the decline in sales of older NetWare versions 3 and 4 and the $36 million one-time settlement with Caldera in fiscal 1999, partially offset by sales of Netware version 5 and an increase in management and collaboration product sales. NetWare sales have been affected by lower sales of boxed product through the Company's distribution channel, which decreased significantly year over year, from 27% of total revenue in fiscal 1999 to 8% of total revenue in fiscal 2000 and only 3% of total revenue in fiscal 2001. NetWare licensing revenue has increased slightly to offset some of this decline. The net management software product line represented 68% of total revenue in fiscal 2001 compared to 79% of total revenue in fiscal 2000 and 85% of total revenue in fiscal 1999.

Novell annual report 2001                                                     19
--------------------------------------------------------------------------------
----------

     Revenue from net directory services products was $31 million in fiscal 2001 compared to $28 million in fiscal 2000 and $19 million in fiscal 1999. The increase in fiscal 2001 revenue compared to fiscal 2000 is primarily the result of a full year of DirXML and iChain sales. The increase in fiscal 2000 revenue compared to fiscal 1999 was the result of increased NDS eDirectory sales and a full year of Single Sign-On sales. Net directory services revenue represented 3% of total revenue in fiscal 2001 compared to 2% of total revenue in fiscal 2000 and 2% of total revenue in fiscal 1999.

     Revenue from Volera net content products was $8 million in fiscal 2001 compared to $7 million in fiscal 2000 and $1 million in 1999. The increase in fiscal 2001 revenue was due primarily to improved sales and marketing efforts. During fiscal 2001, Novell completed the formation of Volera, Inc. a majority owned joint venture among Novell, Inc., Nortel Networks Corp., and Accenture Ltd. The increase in fiscal 2000 revenue compared to fiscal 1999 was primarily due to a full year's revenue in fiscal 2000 compared to only one quarter in fiscal 1999. Volera net content revenues were less than 1% of total revenues in fiscal 2001, 2000, and 1999.

     Consulting, support services, and education revenue was $293 million in fiscal 2001 compared to $213 million in fiscal 2000 and $175 million in fiscal 1999. The increase in fiscal 2001 revenue compared to fiscal 2000 is primarily the result of the acquisition of Cambridge, which contributed $62 million from Cambridge consulting and $33 million from Celerant, and increases in Novell consulting and services. These increases were offset somewhat by lower Novell education revenue. The increase in fiscal 2000 revenue compared to fiscal 1999 was primarily the result of the Company's continued focus on expanding the consulting, support services, and education business. Consulting, support services, and education revenues were 28% of total revenue in fiscal 2001 compared to 18% of total revenue in fiscal 2000 and 14% of total revenue in fiscal 1999.

     The Company previously recognized revenue related to product sales to distribution channel partners upon shipment to the partner and provided a reserve for contractual return obligations and other estimated product returns. Effective November 1, 2000, the Company changed its method of accounting for revenue related to these product sales to recognize such revenues upon the sell-through of the respective product from the distribution channel partner to the reseller or end user. The Company believes the change in accounting principle is preferable based on guidance provided in the SEC's Staff Accounting Bulletin 101. The $11 million ($0.03 per share) cumulative effect of the change (after reduction for income taxes of $6 million) was included in income in the first quarter of fiscal 2001. Also, during the three months ended January 31, 2001, the Company recognized $7 million in revenue that was included in the cumulative effect adjustment at November 1, 2000. The effect of that revenue on the first quarter was to increase net income by $5 million ($0.01 per share).

     Had the Company reported under its previous method of accounting for revenue recognition, the effect on earnings without consideration of the cumulative effect of the change would be a decrease in earnings of approximately $10 million, or $0.03 per share, during fiscal 2001. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the accounting change was made retroactively to prior periods.

     Sales outside the U.S., comprised of sales to international customers in Europe, the Middle East, Africa, Canada, South America, Australia, and Asia Pacific, represented 44% of total revenue in fiscal 2001 compared to 43% of total revenue in fiscal 2000 and 45% of total revenue in fiscal 1999. Sales outside the U.S. increased in fiscal 2001 due primarily to the addition of Cambridge. Sales outside the U.S. decreased in fiscal 2000 from fiscal 1999 primarily due to weak sales in Europe and to the declining value of the Euro and other European currencies.

Gross profit

                                                     2001    CHANGE    2000    CHANGE    1999
                                                     ----    ------    ----    ------    ----
Gross profit (millions)............................  $712     (15)%    $834     (14)%    $975
Percentage of net sales............................    69%               72%               77%

 20                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

     The decrease in gross profit dollars and as a percentage of sales from fiscal 2000 to fiscal 2001 and from fiscal 1999 to fiscal 2000 is due primarily to the addition of Cambridge consulting in fiscal 2001, which carries lower margins, and a change in the mix of sales as software sales decreased and services and consulting revenues increased, which also typically carry lower margins.

Operating expenses

                                                     2001    CHANGE    2000    CHANGE    1999
                                                     ----    ------    ----    ------    ----
Sales and marketing (millions).....................  $444     (10)%    $495      14%     $434
Percentage of net sales............................    43%               43%               34%
Product development (millions).....................  $192     (16)     $228      (3)%    $234
Percentage of net sales............................    18%               20%               18%
General and administrative (millions)..............  $117      24%     $ 95      13%     $ 84
Percentage of net sales............................    11%                8%                7%
Restructuring charges (millions)...................  $ 80      67%     $ 48      --        --
Percentage of net sales............................     8%                4%               --
Total operating expenses (millions)................  $833      (4)%    $866      15%     $752
Percentage of net sales............................    80%               75%               59%

     Operating expenses decreased in fiscal 2001 compared to fiscal 2000 due primarily to lower salary costs resulting from the fiscal 2000 and 2001 restructurings and decreased advertising costs, offset somewhat by $37 million of additional operating expenses related to the addition of Cambridge, $80 million in restructuring charges compared to $48 million in fiscal 2000 and $9 million of integration expense related to the acquisition of Cambridge. Operating expenses increased in fiscal 2000 compared to fiscal 1999 due primarily to a $48 million restructuring charge and increased advertising and promotional spending to promote Novell brand recognition. Operating expenses also increased as a percentage of net sales in fiscal 2001 and 2000 due to decreased revenue.

     Sales and marketing expenses decreased 10% in fiscal 2001 compared to fiscal 2000 due primarily to decreased headcount from restructurings and lower advertising and marketing promotions offset somewhat by Cambridge sales and marketing costs of approximately $16 million. Sales and marketing expenses increased 14% in fiscal 2000 compared to fiscal 1999 due primarily to costs related to sales force training and development and increased spending for advertising and promotion. In fiscal 2000, the Company ran a large-scale marketing promotion, including print and television advertising, which it traditionally had not done. Sales and marketing expenses as a percentage of sales were higher in fiscal 2001 and 2000 compared to fiscal 1999 primarily due to lower revenue. Sales and marketing expenses can fluctuate as a percentage of net sales in any given period due to product promotions, advertising, and other discretionary expenses.

     Product development expenses decreased in total and as a percentage of sales in fiscal 2001 compared to fiscal 2000 due primarily to lower headcount resulting from the fiscal 2000 and 2001 restructurings. Product development expenses decreased slightly in fiscal 2000 from fiscal 1999 due primarily to decreased headcount. The increase as a percentage of sales from fiscal 1999 to fiscal 2000 is primarily due to lower sales levels.

     General and administrative expenses increased in total and as a percentage of sales during fiscal 2001 compared to fiscal 2000 primarily due to Cambridge integration costs, $19 million related to the addition of Cambridge general and administrative costs during the last four months of fiscal 2001, costs related to the formation of Volera, and lower revenue. General and administrative expenses increased in total and as a percentage of sales from fiscal 1999 to fiscal 2000 primarily due to higher bad debt expense, increased consulting fees, and lower revenue.

     At the end of the fourth quarter of fiscal 2001, the Company incurred $51 million of pre-tax, restructuring charges resulting from general market conditions, customer demands and the Company's evolution of its

Novell annual report 2001                                                     21
--------------------------------------------------------------------------------
----------
business strategy. The new business strategy focuses on eBusiness solutions along with Net services software designed to secure and power the networked world across leading operating systems. This included refining the Company's consulting initiatives, refocusing research and development efforts, defining sales and marketing efforts to be more customer and solutions oriented, and adjusting the overall cost structure given current revenue levels and company direction. The charge included $33 million of severance and employee related costs for a reduction in workforce of approximately 1,100 personnel, $11 million for excess facilities and related property and equipment disposals, $5 million for future committed payments related to abandonment of a management consulting contract that no longer fits with the Company's strategic focus, and $2 million for other related charges. The Company also realigned its remaining resources to better manage and control its business.

     Of the total $51 million charge, cash payments of $11 thousand were paid out during the year. After writing off certain non-cash charges, accruals of $45 million remain as of October 31, 2001, primarily related to severance and benefits to be paid out during fiscal 2002 and excess facility charges, which will be paid over the respective lease terms.

     During the third quarter of fiscal 2001, the Company recorded a restructuring charge of approximately $30 million as a result of the Company's acquisition of Cambridge and changes in the Company's business to move towards the Company's eBusiness strategy. Specific actions and the related charges taken included $16 million to reduce the Company's workforce worldwide by approximately 280 employees across all functional areas (approximately 5% before the addition of Cambridge), $11 million to consolidate facilities and dispose of excess property and equipment, $1 million to abandon and write off technologies that no longer fit within the Company's new strategy, $2 million to discontinue unprofitable product lines, and $1 million for other related restructuring costs.

     Of the total $30 million charge, cash payments of $15 million were paid out during the year. After writing off certain non-cash charges, accruals of $14 million remain as of October 31, 2001, primarily related to severance and benefits to be paid out during fiscal 2002 and excess facility charges, which will be paid over the respective lease terms.

     As a result of two fiscal 2001 reorganizations, the Company estimates that its operating expenses will be reduced by approximately $150 million annually compared to fourth quarter fiscal 2001 levels, before increased strategic expenditures.

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

     Of the total $48 million charge, cash payments of $21 million have been paid out in cash. After writing off certain non-cash charges, accruals of $3 million remain as of October 31, 2001, primarily related to excess facility and long-term contract charges to be paid out over the contract terms.

     The Company could incur additional restructuring charges in the future as it continues to develop its eBusiness strategy.

 22                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

Employees

                                          OCTOBER 31,              OCTOBER 31,              OCTOBER 31,
                                             2001        CHANGE       2000        CHANGE       1999
                                          -----------    ------    -----------    ------    -----------
Employees...............................     7,003        43%         4,893        (10)%       5,430
Revenue per average employee (000's)....    $  175                   $  225                   $  254

     Fiscal 2001 headcount increased compared to fiscal 2000 and 1999 due to the acquisition of Cambridge, offset somewhat by employee reductions. The acquisition of Cambridge increased headcount by approximately 2,500 employees. The Company continues to monitor headcount to ensure the Company's resources are aligned with expected business levels and its new business strategy, as well as in line with leading industry benchmarks.

Other income (expense), net

                                                     2001     CHANGE    2000    CHANGE    1999
                                                     -----    ------    ----    ------    ----
Other income (expense), net (millions).............  $(156)    (253)%   $102     392%     $21
Percentage of net sales............................    (15)%               9%               2%

     The primary component of other income (expense), net, is net investment income (loss), which was a loss of $155 million in fiscal 2001 and income of $109 million and $41 million, in fiscal 2000 and 1999, respectively. In fiscal 2001, the Company recognized impairment losses on several of its short and long-term investments totaling $208 million and realized net gains on investments totaling $9 million. In fiscal 2000, the Company realized higher gains on the sale of equity securities and lower investment write-offs compared to fiscal 2001 and 1999. Other income, net, excluding investment income, increased slightly in fiscal 2001 compared to fiscal 2000 primarily due to the impact of decreased minority interest profits in the Company's Japanese and Volera subsidiaries. Other income, net, excluding investment income, increased in fiscal 2000 compared to fiscal 1999 primarily due to decreased legal settlements, other asset writeoffs, and increased foreign currency translation gains.

Income tax expense (benefit)

                                                       2001    CHANGE    2000    CHANGE    1999
                                                       ----    ------    ----    ------    ----
Income tax expense (benefit)(millions)...............  $(15)    (171)%   $21      (60)%    $53
Percentage of net sales..............................    (1)%              2%                4%
Effective tax (benefit) rate.........................    (5)%             30%               22%

     Absent the restructuring charges and the valuation allowance on the investment impairment in 2001, the effective tax benefit rate would have been 21% in fiscal 2001. Absent restructuring charges in 2000 and the Internal Revenue Service settlement in 1999, the effective tax rate for 2000 and 1999 would have been 28%. The fiscal 2001 benefit rate is lower than the effective tax rate for 2000 and 1999 and the statutory rate of 35% primarily due to non-deductible capital losses resulting from the investment impairment. The Company cannot be assured at this time that it can generate sufficient capital gains during the five year carry-over period to recognize the tax benefit of the capital losses. Accordingly, a valuation allowance has been established. In addition the Company established a valuation allowance in 2001 against other tax attributes. The effective tax rate for 2000 and 1999 is lower than the federal statutory rate of 35% primarily due to research credits, tax exempt income and low taxed foreign earnings.

     At October 31, 2001, the Company had deferred tax assets of $149 million, net of a valuation allowance. A portion of these assets is realizable based on the Company's ability to offset existing deferred tax liabilities of $55 million. Realization of the remaining portion of these assets is dependent on the Company's ability to generate approximately $480 million of future taxable income. Management believes that sufficient taxable income will be earned in the future to realize these assets net of the valuation allowances. Management will

Novell annual report 2001                                                     23
--------------------------------------------------------------------------------
----------
evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowances.

Net income (loss) and net income (loss) per share

                                                    2001     CHANGE    2000     CHANGE    1999
                                                   ------    ------    -----    ------    -----
Net income (loss) before accounting change
  (millions).....................................  $ (262)    (629)%   $  49     (74)%    $ 191
Percentage of net sales..........................     (25)%                4%                15%
Cumulative effect of accounting change, net of
  tax............................................  $  (11)      --        --      --         --
Net income (loss) (millions).....................  $ (273)    (652)%   $  49     (74)%    $ 191
Percentage of net sales..........................     (26)%                4%                15%
Net income without restructuring, integration,
  investment impairment charges, and accounting
  change (millions)..............................  $   17      (80)%   $  85     (55)%    $ 191
Net income (loss) per share
  Basic..........................................  $(0.82)    (642)%   $0.15     (74)%    $0.57
  Diluted........................................  $(0.82)    (642)%   $0.15     (73)%    $0.55
  Diluted without restructuring, integration,
     investment impairment charges, and
     accounting change...........................  $ 0.05      (80)%   $0.25     (55)%    $0.55

     Net income (loss) per share decreased in fiscal 2001 compared to fiscal 2000 due primarily to lower revenue, $80 million (pre-tax) restructuring charges (compared to $48 million in fiscal 2000), $208 million (pre-tax) impairment charges and $9 million (pre-tax) integration costs related to the acquisition of Cambridge, as discussed above. In addition, shares outstanding increased during fiscal 2001 due to the issuance of shares for the acquisition of Cambridge. Net income (loss) per share decreased in fiscal 2000 compared to fiscal 1999 due primarily to decreased revenue, a $48 million (pre-tax) restructuring charge, and increased sales and marketing expenses, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

                                                       OCTOBER 31,              OCTOBER 31,
                                                          2001        CHANGE       2000
                                                       -----------    ------    -----------
Cash and short-term investments (millions)...........     $705          1%         $698
Percentage of total assets...........................       37%                      41%

     Cash and short-term investments increased to $705 million at October 31, 2001 from $698 million at October 31, 2000. The fiscal 2001 increase can be attributed to $92 million cash provided from operations, $26 million received as an investment in Volera by minority shareholders, $72 million cash acquired from Cambridge and the sale of Excell, a division of Cambridge, and $11 million from stock issuances, offset by $72 million expended for the repurchase of common stock, $33 million related to expenditures for fixed assets, and $89 million related to purchases of long-term investments, venture capital funds, and other investing activities.

     The Company's investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of the Company's investment portfolio is invested in equity securities and mutual funds, which incur market risk.

     The Company's combined short and long-term investment portfolio includes securities with net unrealized gains of $7 million, before effects of deferred taxes, as of October 31, 2001.

     The Company's principal source of liquidity continues to be from operations and on-hand cash and investments. At October 31, 2001, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $7 million under its lines of credit and additional capacity under two outstanding credit facilities. The Company's liquidity needs are principally

 24                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------
for financing of accounts receivable, capital assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

     The Company anticipates being able to fund its current operations and capital expenditures planned for the foreseeable future with existing cash and short-term investments together with internally generated funds. The Company believes that borrowings under the Company's credit facilities or public offerings of equity or debt securities are available if the need arises, although public offerings may not be acceptable to the Company. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 2002 are anticipated to be approximately $50 million, but could be reduced if the growth of the Company is less than presently anticipated. The Company also intends to commit an additional $60 million during fiscal 2002 to external and internal venture capital funds.

     During the fourth quarter of 2001, the Board of Directors extended the stock repurchase program through June 30, 2003 and authorized the use of up to $400 million for the repurchase of additional outstanding shares of the Company's common stock. As of October 31, 2001, $89 million had been spent to repurchase 14 million shares under this plan during fiscals 2000 and 2001 at an average price of $6.19 per share.

Euro Conversion

     On January 1, 2002, 12 of the 15 members of the European Union established fixed conversion rates among their existing sovereign currencies and adopted the Euro as their common legal currency and eliminated their legacy currencies. The Company is currently conducting transactions in the Euro and expects to have all affected information systems fully converted by January 31, 2002. Novell does not expect the Euro conversion to have a material effect on its competitive position or financial results.

SUBSEQUENT EVENTS

     On December 21, 2001, the Company completed the sale of its 100,000 square foot office building in Herndon, Virginia for $16 million cash resulting in a net gain of approximately $8 million. Novell currently occupies approximately 20,000 square feet for sales offices and leases this space from the new owners of the building.

     On December 21, 2001, the Company formed a venture capital fund, Novell Technology Capital Fund I, L.P. ("NTC I") and related entities that include Novell Technology CGP, Inc. ("CGP") and Novell Technology GPLP I, LP ("GPLP"). GPLP is the General Partner of NTC I, which has limited partners including Novell, directly, and several Novell employees including two executive officers of Novell, and Co-Managing Directors of NTC I, who are directly involved in the management and operation of both NTC I and Cambridge Technology Capital Fund I L.P., Novell's venture capital fund acquired with Cambridge. Novell has committed up to $30 million in capital to NTC I, with an initial commitment of $15 and funding of $14 million as part of the first closing on December 21, 2001. NTC I is in the process of seeking additional outside institutional investors. Financial and operating results of NTC I and related entities will be consolidated in Novell's financial statements beginning in the first quarter of fiscal 2002.

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

Novell annual report 2001                                                     25
--------------------------------------------------------------------------------
----------
or market demand; timing of software product introductions; market fluctuations of investment securities; and litigation.

     Other factors may also adversely affect the Company's earnings and stock price, including but not limited to:

     - competition for qualified employees

     - competition from other product and service companies

     - delays in the introduction of new products

     - success of new products or technologies

     - stock market fluctuations unrelated to Company performance

     - failure to properly estimate costs of fixed fee engagements

     - failure to properly manage consulting engagements within fees agreed to by customers

The Current Economic Climate and Outlook in the Technology and Information Technology Services Sector Is Very Weak

     The weakened economic climate, particularly in the technology sector, has had an adverse effect on Novell's stock price and operations. Future economic projections for this sector do not anticipate a quick recovery. A continuation of the weakened economy could have further negative effects on the Company's stock price and operations in the future.

 Our Financial Results May Vary

     The Company often experiences a higher volume of sales at the end of each quarter and during the Company's fourth quarter. Because of this, fixed costs that are out of line with sales levels may not be detected until late in any given quarter and results of operations could be adversely affected.

     Operating results have been, and may also be affected, by other factors including, but not limited to:

     - timing of orders from customers and shipments to customers

     - product mix, including a shift from higher margin to lower margin products or services

     - delays or problems with our fulfillment agents

     - impact of foreign currency exchange rates on the price of our products in international locations

     - inability to respond to the decline in sales through the distribution channel

     - inability to derive benefits from the restructuring and new corporate strategy

     - inability to deliver solutions as expected by our consulting customers

     - differences in estimates versus actual results

  We Compete in a Challenging Market for Computer Software and Consulting
Services

     Novell competes in a highly challenging market for computer software. One pervasive factor underlying all of the Company's business endeavors is the presence of Microsoft in all sectors of the software business, and Microsoft's dominance in many of those sectors.

     In a finding upheld by the Circuit Court for the District of Columbia, the United States District Court found that Microsoft violated Section 2 of the Sherman Act by unlawfully acting to maintain its monopoly

 26                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------
over desktop operating systems. The Company believes that Microsoft is exploiting its desktop operating monopoly in a way that is designed to extend its market power into the market for server operating systems, and to claim control of network and web services such as authentication, using many of the same anti-competitive practices found by the United States District Court to be in violation of the nation's anti-trust laws. The Company is concerned that the Revised Proposed Final Judgment of the litigation between the Department of Justice and Microsoft will not benefit competition or consumers in a meaningful way and, if approved, could result in continued harm to the Company.

     Additionally, the Company does not have the product breadth and market power of Microsoft. Microsoft's ability to ship networking products with features and functionality that compete with Novell's, together with its ability to offer incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products, may significantly inhibit Novell's ability to grow its business. Microsoft has significant financial resources, which could allow it to aggressively price its products and services for long periods of time to the potential detriment of competitors. Microsoft in the past has also employed tactics that limit or block effective and efficient interoperability with Novell's products. Microsoft frequently bundles software features into its operating system for free which compete directly with stand-alone products from Novell. As Microsoft creates new operating systems and applications, there can be no assurance that Novell will be able to ensure that its products will be compatible with those of Microsoft.

     Although these market conditions and the judgments reached in litigation concerning Microsoft may affect overall Novell performance, the Company believes its strong product offering and "One Net" business strategy will be competitive in the marketplace. Additionally, if the more meaningful relief being sought by the nine litigating states is imposed on Microsoft, there could be a restoration of competition in the marketplace that would benefit Novell.

     The market for consulting services is highly competitive due to such factors as the existence of several large consulting firms specializing in the information systems area such as Compaq Computer Corporation, Hewlett-Packard Company, IBM, Accenture, Cap Gemini and the three remaining consulting arms of the "Big Five" accounting firms. Many of these companies have greater financial, technical and marketing resources and greater name recognition in the consulting area, which could inhibit the Company's ability to grow its consulting business.

     Additionally, the Company may face competition from other industry companies, which could introduce competitive products and/or services. If any of these competing products or services achieves market acceptance, Novell's business and results of operations could be materially adversely affected. Novell believes that additional factors that affect success in the marketplace include technical innovation to meet dynamic market needs, marketing strength, system performance, customer service and support, reliability, ease of use, security, and price compared to performance. Novell seeks to address all of these factors with its marketing and product development. However, these factors are also addressed by competitors, including Microsoft, in ways that may cause Novell's chances of success to be diminished.

  We Face Intense Competition for Qualified Personnel in the Computer and Consulting Industries

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

Novell annual report 2001                                                     27
--------------------------------------------------------------------------------
----------

  We Depend on a Number of Key Executives Who Have Recently Joined Us and Whom We May Not Be Able To Retain

     Most members of our senior management have recently joined us. Many of these individuals have not previously worked with one another, and it will take time for the management team to become integrated and work effectively together. It may also take time for these individuals to effect change within the organizations that lie within their respective areas of responsibility. Due to the competitive nature of our industry, we may not be able to retain all of our senior managers.

  Although Our Acquisition of Cambridge Was Intended to Result in Benefits to the Combined Company, Those Benefits May Not be Realized. Additionally, Neither Novell nor Cambridge is Experienced in Organizing an Integration of Businesses of This Complexity and Scale

     Achieving the benefits of the Cambridge acquisition will depend in part on the successful integration of personnel, operations and technology. The integration of the two companies has been and will be a complex, time consuming and expensive process and may continue to disrupt Novell's business if not completed in a timely and efficient manner. The challenges involved in this integration include the following:

     - Obtaining synergies from the companies' professional services organizations;

     - Obtaining synergies from the companies' service and product offerings effectively and quickly;

     - Coordinating sales efforts so that customers can do business easily with the combined company;

     - Integrating technology, back office, human resources, accounting and financial systems;

     - Bringing together marketing efforts so that the market receives useful information about the combined company;

     - Assimilating our employees into a common business culture; and

     - Retaining key officers and employees who possess the necessary skills and experience to quickly and effectively transition and integrate the businesses.

     Neither Novell nor Cambridge has experience in integrating operations on the complexity and scale presented by the merger. The integration process has been and will continue to be complicated and has been and will continue to involve a number of special risks and challenges, including the possibility that management may be distracted from regular business operations. It is not certain that Novell and Cambridge can be successfully integrated in a timely manner or that the anticipated benefits will be realized. Failure to effectively complete the integration could materially harm the business and operating results of the combined company. In addition, goodwill related to the acquisition of Cambridge could become impaired.

  We Have Experienced Delays in the Introduction and Acceptance of New Products Due to Various Factors

     As is common in the computer software industry, Novell has, in the past experienced delays in the introduction of new products due to a number of factors, including the complexity of software products, the need for extensive testing of software to ensure compatibility of new releases with a wide variety of application software and hardware devices, and the need to "debug" products prior to extensive distribution. Significant delays in developing, completing or shipping new or enhanced products would adversely affect the Company.

     Moreover, the Company may experience delays in market acceptance of new releases of its products as the Company engages in marketing and education of the user base regarding the advantages and system requirements for new products and as customers evaluate the advantages and disadvantages of upgrading. The Company has encountered these issues on each major new release of its products, and expects that it will encounter such issues in the future. Novell's ability to achieve desired levels of sales growth depends at least in part on the successful completion, introduction and sale of new versions of its products. There can be no

 28                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------
assurance that the Company will be able to respond effectively to technological changes or new product announcements by others, or that the Company's research and development efforts will be successful. Should Novell experience material delays or sales shortfalls with respect to new product releases, the Company's sales and net income could be adversely affected.

  If Third Parties Claim that We Infringed Upon Their Intellectual Property, Our Ability to Use Some Technologies and Products Could Be Limited and We May Incur Significant Costs to Resolve These Claims

     Litigation regarding intellectual property rights is common in the Internet and software industries. Novell expects third-party infringement claims involving Internet technologies and software products and services to increase. If an infringement claim is filed against Novell, it may be prevented from using some technologies and may incur significant costs to resolve the claim.

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

  We May Not Be Able to Protect Our Confidential Information, Which May Adversely Affect Our Business

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

  We May Not Be Successful at Introducing New Technologies

     One goal of the Company is to achieve widespread acceptance and adoption of Novell's Net Services and e-solutions products, Directory Services ("NDS"), and the products and applications that take advantage of directory services. The Company's ability to achieve success with its Net Services and NDS solutions is dependent on a number of factors including, but not limited to, the following: development of key Net Services and directory products and upgrades, the acceptance of those products by large industry partners, the marketing of those products through appropriate channels of distribution, and the acceptance of those products in major accounts. The Company has only had limited success in introducing new technologies and there can be no assurance of success with Net Services or NDS solutions.

  Our Existing Product Sales May Deteriorate More Rapidly Than Sales of Our New Products Increase

     The Company has several existing products, which it has been selling and upgrading for many years. Technology shifts or competition could occur causing sales of these products to decline at a faster rate than the Company is able to increase sales of new products or technologies. Although revenues from Net Directory Services and Net Content Services increased during fiscal 2001, revenues from Net Management Services decreased by 23%, resulting in overall declines in net sales by 10% in fiscal 2001 compared to the same period of fiscal 2000.

Novell annual report 2001                                                     29
--------------------------------------------------------------------------------
----------

  We Face Increased Risks in Conducting a Global Business, Which May Damage Business Results

     Novell is a multi-national corporation with offices and subsidiaries around the world and, as such, it faces risks in doing business abroad that it does not face domestically. Certain aspects inherent in transacting business internationally could negatively impact the operating results of the Company, including:

     - costs and difficulties in staffing and managing international operations;

     - unexpected changes in regulatory requirements;

     - tariffs and other trade barriers;

     - difficulties in enforcing contractual and intellectual property rights;

     - longer payment cycles;

     - local political and economic conditions;

     - potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of "double taxation"; and

     - fluctuations in currency exchange rates.

  Some of Our Short-term, Long-term, and Venture Capital Fund Investments Have Become Impaired. Additional Investments Could Become Impaired

     Novell's investment portfolio includes investments in public equity securities, small capitalization stocks in the high-technology industry sector, and funds managed by venture capitalists. Many of these investments might become other than temporarily impaired. During its fiscal 2001 year, Novell recorded an impairment charge of $208 million related to some of the investments in its portfolio whose market value had experienced an other than temporary decline. As of October 31, 2001, the Company had net unrealized gains, net of taxes, on investments totaling approximately $5 million; however, there can be no assurances that these gains will be realized and that losses will not occur.

  Our Existing Relationships With Other Information Technology Services Organizations May Be Impaired

     Novell relies on existing relationships with information technology services organizations that recommend, design and implement solutions for their customers' eBusiness that include Novell Net services products. A change in the willingness of these information technology service organizations to do business with Novell could undercut Novell's efforts to become a solutions-based Net services software company.

  Our Business May Be Negatively Affected if We Do Not Continue to Adapt to Rapid Technological Change, Evolving Business Practices and Changing Consumer Requirements

     The software industry and Internet professional services market is characterized by rapidly changing technology, evolving business practices and changing client needs. Accordingly, Novell's future success will depend in part on its ability to continue to adapt and meet these challenges. Among the most important challenges facing the Company are the need to continue to:

     - effectively identify and use leading technologies;

     - develop strategic and technical expertise;

     - influence and respond to emerging industry standards and other technology changes and to orient management teams to capitalize on these changes;

     - recruit and retain qualified project personnel;

 30                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

     - enhance current services;

     - develop new services that meet changing customer needs; and

     - effectively advertise and market services.

  Our Services Contracts Contain Pricing Risks

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

  Our Cambridge IT Services Clients Can Cancel or Reduce the Scope of Their Engagements With Us on Short Notice

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

     In addition, the market prices for securities of software companies have been very volatile recently and historically they have also been volatile as well. The market price of Novell Common Stock, in particular, has been subject to wide fluctuations in the past. As a result of the foregoing factors and other factors that may arise in the future, the market price of Novell's Common Stock may be subject to significant fluctuations within a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer industry or the securities markets in general.

Novell annual report 2001                                                     31
--------------------------------------------------------------------------------
----------

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate some of these risks, the Company utilizes currency forward contracts and currency options. The Company does not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at October 31, 2001.

  Interest Rate Risk

     The primary objective of the Company's short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximately $4 million decrease (approximately 1%) in the fair value of the Company's available-for-sale securities.

  Market Risk

     The Company also holds available-for-sale equity securities in its short-term investment portfolio. A reduction in prices of 10% of these short-term equity securities would result in approximately $1 million decrease in the fair value of the Company's short-term investments. As of October 31, 2001, the Company had net unrealized gains on short-term public equity securities totaling $0.5 million.

     In addition, the Company invests in equity, securities, included in its long-term portfolio of investments, for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the high-technology industry sector, both public and private. Because of the nature of these investments, the Company is exposed to equity price risks. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in equity prices of long-term equity securities would result in approximately $11 million decrease in the fair value of the Company's available-for-sale long-term securities.

  Foreign Currency Risk

     The Company hedges currency risks of investments denominated in foreign currencies with currency forward contracts when hedging is deemed to be available and beneficial. Foreign currency gains and losses on these foreign currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to the Company. A substantial majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily Japanese yen and certain other Asian and European currencies. The Company generally does not use any derivative instruments for trading purposes and did not utilize any such instruments during the year. The Company, however, does utilize some natural hedging to mitigate our foreign currency exposures and we hedge certain residual exposures through the use of one-month forward contracts. Due to the short period of time between entering into the forward contracts and the year end, the fair value of the derivatives as of October 31, 2001 is insignificant and accordingly did not have a material impact on our financial position or results of operations. The Company's hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If the Company did not hedge against foreign currency exchange rate movement, an adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $11 million, net of existing hedges.

     All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial position at October 31, 2001. Actual results may differ materially.

 32                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOVELL, INC.

                                                              PAGE
                                                              ----
Consolidated Statements of Operations.......................   34
Consolidated Balance Sheets.................................   35
Consolidated Statements of Shareholders' Equity.............   36
Consolidated Statements of Cash Flows.......................   37
Notes to Consolidated Financial Statements..................   38
Report of Ernst & Young LLP, Independent Auditors...........   58
Selected Consolidated Quarterly Financial
  Data -- Unaudited.........................................   59

Novell annual report 2001                                                     33
--------------------------------------------------------------------------------
----------

                                  NOVELL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FISCAL YEAR ENDED
                                                         -----------------------------------------------
                                                          OCTOBER 31,      OCTOBER 31,      OCTOBER 31,
                                                             2001             2000             1999
                                                         -------------    -------------    -------------
                                                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..............................................    $1,040,097       $1,161,735       $1,272,820
Cost of sales..........................................       327,935          327,398          297,841
                                                           ----------       ----------       ----------
Gross profit...........................................       712,162          834,337          974,979
Operating expenses:
  Sales and marketing..................................       443,828          495,245          434,339
  Product development..................................       191,709          228,002          234,032
  General and administrative...........................       117,261           94,780           83,556
  Restructuring charges................................        80,177           47,892               --
                                                           ----------       ----------       ----------
          Total operating expenses.....................       832,975          865,919          751,927
Income (loss) from operations..........................      (120,813)         (31,582)         223,052
Other income (expense):
  Investment income (loss).............................      (154,572)         109,390           41,472
  Other, net...........................................        (1,381)          (7,136)         (20,688)
                                                           ----------       ----------       ----------
Other income (expense), net............................      (155,953)         102,254           20,784
Income (loss) before taxes.............................      (276,766)          70,672          243,836
Income tax expense (benefit)...........................       (14,944)          21,202           53,089
                                                           ----------       ----------       ----------
Income (loss) before accounting change.................      (261,822)          49,470          190,747
Cumulative effect of accounting change, net of tax.....       (11,048)              --               --
                                                           ----------       ----------       ----------
Net income (loss)......................................    $ (272,870)      $   49,470       $  190,747
                                                           ==========       ==========       ==========
Weighted average shares outstanding:
  Basic................................................       332,582          326,621          334,460
  Diluted..............................................       332,582          335,034          349,393
Net income (loss) per share:
  Basic
     Before cumulative effect of accounting change.....    $    (0.79)      $     0.15       $     0.57
     Cumulative effect of accounting change............         (0.03)              --               --
                                                           ----------       ----------       ----------
                                                           $    (0.82)      $     0.15       $     0.57
                                                           ==========       ==========       ==========
  Diluted
     Before cumulative effect of accounting change.....    $    (0.79)      $     0.15       $     0.55
     Cumulative effect of accounting change............         (0.03)              --               --
                                                           ----------       ----------       ----------
                                                           $    (0.82)      $     0.15       $     0.55
                                                           ==========       ==========       ==========
PRO FORMA AMOUNTS ASSUMING THE ACCOUNTING CHANGE IS APPLIED RETROACTIVELY
Net income.............................................                     $   75,750       $  197,875
                                                                            ==========       ==========
Net income per share -- diluted........................                     $     0.23       $     0.57
                                                                            ==========       ==========

                See notes to consolidated financial statements.

 34                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

                                  NOVELL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               OCTOBER 31,      OCTOBER 31,
                                                                  2001             2000
                                                              -------------    -------------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT
                                                                SHARE AND PER SHARE DATA)
Current assets:
  Cash and short-term investments...........................    $  705,243       $  698,193
  Receivables, less allowances ($47,249 -- 2001,
     $33,469 -- 2000).......................................       227,044          196,672
  Inventories...............................................           947            2,621
  Prepaid expenses..........................................        29,808           26,120
  Deferred income taxes.....................................        34,595           60,109
  Other current assets......................................        29,729           23,644
                                                                ----------       ----------
          Total current assets..............................     1,027,366        1,007,359
Property, plant, and equipment, net.........................       496,620          290,104
Long-term investments.......................................       114,971          383,583
Goodwill and other intangible assets........................       192,016            8,599
Other assets................................................        73,033           22,701
                                                                ----------       ----------
          Total assets......................................    $1,904,006       $1,712,346
                                                                ==========       ==========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   77,571       $   85,050
  Accrued compensation......................................        87,382           54,546
  Accrued marketing liabilities.............................        13,672           13,632
  Other accrued liabilities.................................       150,842           59,644
  Income taxes payable......................................        38,175           39,043
  Deferred revenue..........................................       243,261          203,163
                                                                ----------       ----------
          Total current liabilities.........................       610,903          455,078
Minority interests..........................................        22,436           12,183
Shareholders' equity:
  Common stock, par value $.10 per share
     Authorized -- 600,000,000 shares;
     Issued -- 362,341,403 shares, 2001; 327,618,192 shares,
      2000..................................................        36,234           32,762
  Preferred stock, par value $.10 per share
     Authorized -- 500,000 shares;
     Issued -- 0 shares.....................................            --               --
  Additional paid-in capital................................       256,332               --
  Retained earnings.........................................       985,486        1,319,853
  Accumulated other comprehensive income (loss).............         2,455          (84,427)
  Other.....................................................        (9,840)         (23,103)
                                                                ----------       ----------
          Total shareholders' equity........................     1,270,667        1,245,085
                                                                ----------       ----------
          Total liabilities and shareholders' equity........    $1,904,006       $1,712,346
                                                                ==========       ==========

                See notes to consolidated financial statements.

Novell annual report 2001                                                     35
--------------------------------------------------------------------------------
----------

                                  NOVELL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                     COMMON    COMMON    ADDITIONAL                    OTHER
                                      STOCK     STOCK     PAID-IN      RETAINED    COMPREHENSIVE
                                     SHARES    AMOUNT     CAPITAL      EARNINGS    INCOME (LOSS)    OTHER        TOTAL
                                     -------   -------   ----------   ----------   -------------   --------    ----------
                                                                    (AMOUNTS IN THOUSANDS)
Balance -- October 31, 1998........  337,593   $33,759   $ 200,897    $1,290,337     $ (26,099)    $ (5,396)   $1,493,498

Stock issued from stock plans......  11,946     1,194      102,690            --            --       (6,251)       97,633
Stock plans' income tax benefits...      --        --       50,659            --            --           --        50,659
Shares cancelled...................     (94)       (9)      (2,409)           --            --           --        (2,418)
Shares repurchased and retired.....  (22,851)  (2,285)    (351,837)      (48,460)           --           --      (402,582)
Amortization of unearned stock
  compensation.....................      --        --           --            --            --        3,416         3,416
Unrealized gain on investments.....      --        --           --            --        62,108           --        62,108
Cumulative translation
  adjustment.......................      --        --           --            --          (820)          --          (820)
Net income.........................      --        --           --       190,747            --           --       190,747
                                                                                                               ----------
Comprehensive income...............      --        --           --            --            --           --       252,035
                                     -------   -------   ---------    ----------     ---------     --------    ----------
Balance -- October 31, 1999........  326,594   $32,659   $      --    $1,432,624     $  35,189     $ (8,231)   $1,492,241

Stock issued from stock plans......  12,997     1,300      119,469            --            --      (29,848)       90,921
Stock plans' income tax benefits...      --        --       22,918            --            --           --        22,918
Stock issued for acquisitions......     645        65       17,301            --            --           --        17,366
Shares cancelled...................    (265)      (27)      (4,690)           --            --        2,156        (2,561)
Shares repurchased and retired.....  (12,353)  (1,235)    (154,998)     (162,241)           --           --      (318,474)
Amortization of unearned stock
  compensation.....................      --        --           --            --            --       12,820        12,820
Unrealized loss on investments.....      --        --           --            --      (118,956)          --      (118,956)
Cumulative translation
  adjustment.......................      --        --           --            --          (660)          --          (660)
Net income.........................      --        --           --        49,470            --           --        49,470
                                                                                                               ----------
Comprehensive loss.................      --        --           --            --            --           --       (70,146)
                                     -------   -------   ---------    ----------     ---------     --------    ----------
Balance -- October 31, 2000........  327,618   $32,762   $      --    $1,319,853     $ (84,427)    $(23,103)   $1,245,085

Stock issued from stock plans......   6,095       608       28,660            --            --      (12,380)       16,888
Stock issued for acquisitions......  42,416     4,242      246,323            --            --           --       250,565
Shares cancelled...................  (1,240)     (124)      (9,517)           --            --        3,981        (5,660)
Shares repurchased and retired.....  (12,548)  (1,254)      (9,134)      (61,497)           --           --       (71,885)
Amortization of unearned stock
  compensation.....................      --        --           --            --            --       21,662        21,662
Unrealized gain on investments.....      --        --           --            --        86,226           --        86,226
Cumulative translation
  adjustment.......................      --        --           --            --           656           --           656
Net loss...........................      --        --           --      (272,870)           --           --      (272,870)
                                                                                                               ----------
Comprehensive loss.................      --        --           --            --            --           --      (185,988)
                                     -------   -------   ---------    ----------     ---------     --------    ----------
Balance -- October 31, 2001........  362,341   $36,234   $ 256,332    $  985,486     $   2,455     $ (9,840)   $1,270,667
                                     =======   =======   =========    ==========     =========     ========    ==========

                See notes to consolidated financial statements.

 36                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

                                  NOVELL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FISCAL YEAR ENDED
                                                              -----------------------------------------
                                                              OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                                 2001           2000           1999
                                                              -----------    -----------    -----------
                                                                       (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................   $(272,870)     $  49,470     $   190,747
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
  Depreciation and amortization.............................      86,708         81,909          70,156
  Stock plans' income tax benefits..........................          --         22,918          50,659
  Loss on impaired investments and fixed assets.............     215,472             --              --
  Restructuring charges.....................................      67,646         22,635              --
  Decrease (increase) in receivables........................      47,682         87,838         (52,718)
  Decrease (increase) in inventories........................       1,674          1,132            (191)
  Decrease in prepaid expenses..............................         317         21,618          15,427
  (Increase) decrease in deferred and refundable income
    taxes...................................................     (18,691)        18,610          38,979
  Decrease (increase) in other current assets...............       8,786         20,301          (9,276)
  (Decrease) increase in current liabilities, net...........     (44,747)        15,446          24,937
                                                               ---------      ---------     -----------
         Net cash provided by operating activities..........      91,977        341,877         328,720

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net.............................      11,228         88,360          95,215
  Repurchases of common stock...............................     (71,885)      (318,474)       (402,582)
                                                               ---------      ---------     -----------
         Net cash used by financing activities..............     (60,657)      (230,114)       (307,367)

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant, and equipment...........     (33,289)       (57,811)        (69,181)
  Proceeds from the sale of property, plant and equipment...          --         53,579              --
  Purchases of short-term investments.......................    (752,833)      (839,645)     (1,743,695)
  Maturities of short-term investments......................     639,507        644,655       1,346,432
  Sales of short-term investments...........................     114,047        348,519         689,910
  Proceeds from investment by Volera minority
    shareholders............................................      25,975             --              --
  Cash acquired from acquisition of Cambridge Technology
    Partners................................................      72,358             --              --
  Increase in restricted cash...............................          --        (36,881)        (91,668)
  Purchases of long-term investments........................     (36,461)      (206,272)        (37,358)
  Other.....................................................     (12,234)        (2,639)          2,983
                                                               ---------      ---------     -----------
         Net cash provided (used) by investing activities...      17,070        (96,495)         97,423
Total increase in cash and cash equivalents.................      48,390         15,268         118,776
Cash and cash equivalents -- beginning of period............     289,537        274,269         155,493
                                                               ---------      ---------     -----------
Cash and cash equivalents -- end of period..................     337,927        289,537         274,269
Short-term investments -- end of period.....................     367,316        408,656         621,135
                                                               ---------      ---------     -----------
Cash and short-term investments -- end of period............   $ 705,243      $ 698,193     $   895,404
                                                               =========      =========     ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING AND INVESTING
  ACTIVITIES:
Issuance of stock for acquisitions..........................   $ 250,565      $  17,366     $        --
Property, plant and equipment acquired with restricted
  cash......................................................   $ 223,027      $      --     $        --

                See notes to consolidated financial statements.

Novell annual report 2001                                                     37
--------------------------------------------------------------------------------
----------

                                  NOVELL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Novell provides eBusiness solutions and Net services software designed to secure and power the networked world. Novell and its services division, Cambridge Technology Partners, help organizations solve complex business challenges, simplify their systems and processes, and capture new opportunities. Novell provides worldwide channel, consulting, education and developer programs to support its offerings.

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

     The following summarizes the significant accounting policies of the
Company:

     - The Company considers all highly liquid debt instruments purchased with a term to maturity of three months or less to be cash equivalents. Short-term investments are widely diversified, consisting primarily of short-term investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. Municipal securities included in short-term investments have contractual maturities ranging from one to seven years. Money market preferreds have contractual maturities of less than 180 days. No other short-term investments have contractual maturities. All marketable debt and equity securities are included in cash and short-term investments and are considered available-for-sale and carried at fair market value, with the unrealized gains and losses, net of tax and after applicable valuation allowances, included in shareholders' equity. Fair market values are based on quoted market prices where available; if quoted market prices are not available, then fair market values are based on quoted market prices of comparable instruments. The cost of securities sold is based on the specific identification method. Such securities are anticipated to be used for current operations and are therefore classified as current assets, even though some maturities may extend beyond one year. Realized gains and losses are recorded in investment income.

     - Accounts receivable include amounts owed by geographically dispersed end users, distributors, resellers, and OEM customers. No collateral is required. Provisions are provided for sales returns, product exchanges and bad debts.

     - Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization expense related to plant and equipment totaled $57 million, $57 million, and $66 million, in fiscal 2001, 2000, and 1999, respectively.

     - Provision for depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets, or lease term if shorter, and are as follows:

                              ASSET CLASSIFICATION

                                                          USEFUL LIVES
                                                          ------------
Buildings...............................................      30 years
Furniture and equipment.................................   3 - 7 years
Leasehold improvements and other........................  3 - 20 years
Intangible assets.......................................       3 years

 38                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

                                  NOVELL, INC.

     - Assets and liabilities of the Company's wholly owned subsidiaries, except its Japan, India, and Cambridge international subsidiaries, are denominated in the local currency of the subsidiary and are remeasured into U.S. dollars (the functional currency) at year-end exchange rates, except for equipment and leasehold improvements, which are remeasured at the historical rates of exchange prevailing when acquired. Income and expense items are remeasured at average rates of exchange prevailing during the year, except that depreciation is remeasured at historical rates. Remeasurement gains and losses are included in net income (loss) in the period incurred and were not material for fiscal 2001, 2000, and 1999.

     - For the Company's subsidiaries in Japan and India, and for the foreign Cambridge subsidiaries, the functional currency has been determined to be the local currency, and therefore assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in accumulated comprehensive income (loss).

     - The Company recognizes revenue on software-related sales in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, and training.

       Revenue from product sales including license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected.

       Consulting project contracts are either time-and-materials or fixed-price contracts. Revenue from consulting projects is recognized only if a signed contract exists, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Revenue from fixed price contracts is recognized on percentage of completion method, using the time-to-completion method to measure the percent complete. The cumulative impact of any revision in estimates of the percent complete or recognition of losses on loss contracts is generally reflected in the period in which the changes or losses become known. To date, the Company has not recorded a significant adjustment caused by the failure to accurately estimate the costs, scope, or duration of a fixed-price contract. Net sales exclude reimbursable expenses charged to clients.

       Revenue on services, including maintenance contracts and consulting, is recognized as services are performed. Certain sales require continuing service, support, and performance by the Company, and accordingly a portion of the revenue is deferred until the future service, support, and performance are provided. Reserves for estimated sales returns and allowances are recorded in the same period as the related revenues.

     - Product development costs are expensed as incurred. Due to use of the working model approach, capitalized development costs have not been material.

     - The cost of advertising is expensed as incurred. Advertising expenses totaled $52 million, $50 million, and $29 million, in fiscal 2001, 2000, and 1999, respectively.

Novell annual report 2001                                                     39
--------------------------------------------------------------------------------
----------

                                  NOVELL, INC.

     - Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings (loss) per share includes the dilutive effects of stock options, warrants, and convertible securities. The effects of stock options have not been included in fiscal 2001 diluted loss per share as their effect would have been anti-dilutive.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board ("APB") Opinion 16 "Business Combinations" and SFAS No. 38 "Accounting for Pre-acquisition Contingencies," and eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). The Company applied the criteria under this statement in regards to its acquisition of Cambridge in July 2001.

     SFAS No. 142, supersedes APB Opinion No. 17, "Intangible Assets," and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The discontinuing of amortization provisions under SFAS No. 142 of goodwill and indefinite lived intangible assets apply to assets acquired after June 30, 2001. In addition, the impairment provisions of SFAS 142 apply to assets acquired prior to July 1, 2001 upon adoption of SFAS 142. Novell has elected early adoption of this statement beginning in the first quarter of fiscal 2002.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objectives of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Novell is evaluating the impact of SFAS No. 144 on its financial position and results of operations.

     Numbers reported for prior years may have been adjusted from what was reported in those years to reflect certain reclassifications to conform to the current year's presentation. None of these adjustments have affected net income for the prior periods.

B. ACQUISITIONS

     On July 10, 2001, the shareholders of Cambridge Technology Partners (Massachusetts), Inc. ("Cambridge") approved the acquisition of Cambridge by Novell. The acquisition of Cambridge enhances the Company's strategy of providing a foundation for e-business with Novell Net services software and eDirectory products. The Company issued 0.668 shares of its common stock for each share of Cambridge common stock outstanding on July 10, 2001. The results of operations of Cambridge from July 11, 2001 through October 31, 2001 are included in the Company's fiscal 2001 operating results. The fair value of the consideration was approximately $261 million, of which $251 million related to the number of shares exchanged at a per share value of $5.907 (the average closing price of a share of Novell common stock for the seven trading day period beginning three days before the announcement date of the acquisition), and

 40                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

                                  NOVELL, INC.

$10 million related to direct transaction costs. The acquisition was accounted for as a purchase. The value of the acquisition was preliminarily allocated as follows:

     The total purchase consideration was preliminarily allocated to the acquired assets and assumed liabilities based on fair values as follows (in thousands):

Cash........................................................  $  72,358
Accounts receivable, net....................................     61,825
Other current assets........................................     86,699
Net fixed assets and other assets...........................     77,751
Liabilities assumed.........................................   (218,050)
Goodwill....................................................    180,460
                                                              ---------
Total purchase consideration................................  $ 261,043
                                                              =========

     Assumed liabilities includes approximately $109 million of estimated merger-related costs, including costs to exit certain activities of Cambridge. These costs included approximately $12 million to involuntarily terminate and relocate certain Cambridge employees, approximately $18 million to exit certain Cambridge facilities, approximately $77 million related to a valuation allowance on Cambridge deferred tax assets, and approximately $2 million for other related costs. Of these total merger costs, approximately $105 million remained at October 31, 2001. Deferred tax assets are discussed in Note G.

     The Company will not amortize the goodwill associated with this acquisition. The Company will review the asset periodically for potential impairment issues.

     The unaudited pro forma consolidated statement of operations data for fiscal 2001, 2000, and 1999 set forth below gives effect to the acquisition of Cambridge as if it occurred on November 1, 1998. The unaudited pro forma results for these periods include an adjustment to reflect amortization of goodwill recorded in conjunction with the acquisition. The basic and diluted net loss per share amounts are computed using the weighted average number of shares of common stock outstanding after the issuance of the Company's common stock to acquire the outstanding shares of Cambridge.

                                                          FISCAL 2001      FISCAL 2000      FISCAL 1999
                                                         -------------    -------------    -------------
                                                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue................................................    $1,340,982       $1,764,705       $1,914,316
Net income (loss) before accounting change.............      (370,310)         (61,446)         180,436
Net income (loss)......................................      (381,358)         (61,446)         180,436
Earnings (loss) per share -- Basic.....................    $    (1.04)      $    (0.17)      $     0.48
Earnings (loss) per share -- Diluted...................    $    (1.04)      $    (0.16)      $     0.46

Novell annual report 2001                                                     41
--------------------------------------------------------------------------------
----------

                                  NOVELL, INC.

C. CASH AND SHORT-TERM INVESTMENTS

                                                                                               FAIR
                                                                                              MARKET
                                                   COST AT        GROSS         GROSS        VALUE AT
                                                 OCTOBER 31,    UNREALIZED    UNREALIZED    OCTOBER 31,
                                                    2001          GAINS         LOSSES         2001
                                                 -----------    ----------    ----------    -----------
                                                                 (AMOUNTS IN THOUSANDS)
Cash and cash equivalents:
  Cash.........................................   $156,088        $   --       $    --       $156,088
  Corporate debt...............................      3,995            --            --          3,995
  Money market funds...........................    177,844            --            --        177,844
                                                  --------        ------       -------       --------
          Total cash and cash equivalents......    337,927            --            --        337,927
Short-term investments:
  State and local government debt..............    151,459         5,074            --        156,533
  Corporate debt...............................    138,679         2,255            (9)       140,925
  Money market preferreds......................     17,034            --           (34)        17,000
  Mutual funds.................................     41,014            --            --         41,014
  Equity securities............................     12,336           538        (1,030)        11,844
                                                  --------        ------       -------       --------
          Total short-term investments.........    360,522         7,867        (1,073)       367,316
                                                  --------        ------       -------       --------
          Total cash and short-term
            investments........................   $698,449        $7,867       $(1,073)      $705,243
                                                  ========        ======       =======       ========

                                                                                               FAIR
                                                                                              MARKET
                                                   COST AT        GROSS         GROSS        VALUE AT
                                                 OCTOBER 31,    UNREALIZED    UNREALIZED    OCTOBER 31,
                                                    2000          GAINS         LOSSES         2000
                                                 -----------    ----------    ----------    -----------
                                                                 (AMOUNTS IN THOUSANDS)
Cash and cash equivalents:
  Cash.........................................   $137,968       $    --       $     --      $137,968
  Corporate debt...............................     54,514             1             --        54,515
  Money market funds...........................     97,054            --             --        97,054
                                                  --------       -------       --------      --------
          Total cash and cash equivalents......    289,536             1             --       289,537
Short-term investments:
  State and local government debt..............    221,565            --         (1,274)      220,291
  Corporate debt...............................     48,257           238             --        48,495
  Money market preferreds......................     57,000            --             --        57,000
  Mutual funds.................................     54,082            --         (8,543)       45,539
  Equity securities............................     25,221        20,267         (8,157)       37,331
                                                  --------       -------       --------      --------
          Total short-term investments.........    406,125        20,505        (17,974)      408,656
                                                  --------       -------       --------      --------
          Total cash and short-term
            investments........................   $695,661       $20,506       $(17,974)     $698,193
                                                  ========       =======       ========      ========

     The Company had unrealized gains related to short-term investments, net of deferred taxes, of $5 million and $2 million at October 31, 2001 and 2000, respectively. The Company realized gains on the sales of securities of $11 million, $60 million, and $51 million, in fiscal 2001, 2000, and 1999, respectively, while realizing losses on sales of securities of $2 million, $2 million, and $62 million, during those same periods, respectively. In addition, during fiscal 2001, the Company recognized a $32 million loss on short-term investments due to impairment.

 42                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

                                  NOVELL, INC.

D. PROPERTY, PLANT, AND EQUIPMENT

                                                       OCTOBER 31,    OCTOBER 31,
                                                          2001           2000
                                                       -----------    -----------
                                                         (AMOUNTS IN THOUSANDS)
Buildings and land...................................   $ 406,902      $ 187,859
Furniture and equipment..............................     333,658        305,759
Leasehold improvements and other.....................      97,628         90,790
                                                        ---------      ---------
Property, plant, and equipment at cost...............     838,188        584,408
Accumulated depreciation.............................    (341,568)      (294,304)
                                                        ---------      ---------
Property, plant, and equipment, net..................   $ 496,620      $ 290,104
                                                        =========      =========

     In October 2001, the Company purchased the San Jose and Provo campus facilities it had been leasing with $223 million of cash collateral the Company had previously recorded in long-term investments.

E. LONG-TERM INVESTMENTS

     The primary components of long-term investments as of October 31, 2001 and 2000 were investments made through the Novell Venture account, Cambridge Technology Capital Fund I L.P. ("CTC I"), and strategic long-term equity investments. In addition at October 31, 2000, long-term investments included investments related to restricted cash for the Company's off balance sheet financing of its buildings in San Jose and Provo, which was used to purchase the buildings in October 2001. Long-term investments are accounted for at cost.

     Investments made through the Novell Venture account generally are in private companies, primarily small capitalization stocks in the high-technology industry sector, and funds managed by venture capitalists. Investments made through CTC I generally are in expansion-stage, private companies providing products and services within the technology industry. The value of the investments made through the Novell Venture account and CTC I are dependent on the performance, successful acquisition, and/or initial public offering of the investees.

     The Company routinely reviews its investments in private securities and venture funds for impairment. During fiscal 2001 and 1999, the Company recognized impairment losses on long-term investments totaling $177 million and $7 million, respectively. During fiscal 2000, no material impairment losses were recognized on long-term investments. As of October 31, 2001, there were no unrealized losses on public long-term equity securities and at October 31, 2000, unrealized losses totaled $83 million, the majority of which related to the investment in marchFIRST, which was written off due to impairment during fiscal 2001.

F. GOODWILL AND OTHER INTANGIBLE ASSETS

     The following is a summary of goodwill and other intangible assets as of October 31, 2001 and 2000.

                                                        OCTOBER 31,    OCTOBER 31,
                                                           2001           2000
                                                        -----------    -----------
                                                          (AMOUNTS IN THOUSANDS)
Cambridge goodwill....................................   $180,460        $   --
Other goodwill........................................      7,335         1,552
Acquisition-related intangibles.......................      4,221         7,047
                                                         --------        ------
Goodwill and other intangible assets..................   $192,016        $8,599
                                                         ========        ======

Novell annual report 2001                                                     43
--------------------------------------------------------------------------------
----------

                                  NOVELL, INC.

     Cambridge goodwill will not be amortized because it was purchased after June 30, 2001. Other goodwill and intangibles relate to several small acquisitions that occurred prior to July 1, 2001 and are amortized over a three-year period. Beginning in fiscal 2002, the Company will adopt SFAS No. 141 for these acquisitions and will no longer amortize goodwill acquired prior to July 1, 2001. Goodwill and intangibles will be reviewed for impairment on a periodic basis.

G. INCOME TAXES

                                                                        FISCAL YEAR ENDED
                                                            -----------------------------------------
                                                            OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                               2001           2000           1999
                                                            -----------    -----------    -----------
                                                                     (AMOUNTS IN THOUSANDS)
Income tax expense (benefit):
  Current:
     Federal..............................................   $     --        $ 8,512       $ 21,366
     State................................................        555          2,682         11,791
     Foreign..............................................     16,851         16,452         30,671
                                                             --------        -------       --------
          Total current income tax expense................     17,406         27,646         63,828
  Deferred:
     Federal..............................................    (35,475)        (8,267)       (15,250)
     State................................................     (4,412)           887            352
     Foreign..............................................      7,537            936          4,159
                                                             --------        -------       --------
          Total deferred income tax benefit...............    (32,350)        (6,444)       (10,739)
                                                             --------        -------       --------
          Total income tax expense (benefit)..............   $(14,944)       $21,202       $ 53,089
                                                             ========        =======       ========

Differences between the U.S. statutory and effective tax rates are as follows:

                                                                        FISCAL YEAR ENDED
                                                            -----------------------------------------
                                                            OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                               2001           2000           1999
                                                            -----------    -----------    -----------
U.S. statutory rate.......................................     (35.0)%        35.0%          35.0%
State income taxes, net of federal tax effect.............      (0.9)          3.3            3.2
Research and development tax credits......................      (1.9)         (9.3)          (5.3)
Tax exempt income.........................................      (1.2)         (6.4)          (3.7)
Foreign income taxed at different rates than U.S.
  Statutory rate..........................................       2.1          (2.8)            --
Non-deductible goodwill...................................        --           5.6             --
Tax losses and credit carryforwards subject to valuation
  allowance...............................................      30.8           2.0             --
Other, net................................................       0.7           2.6           (1.2)
IRS settlement............................................        --            --           (6.2)
                                                               -----          ----           ----
Effective tax (benefit) rate..............................      (5.4)%        30.0%          21.8%
                                                               =====          ====           ====

     During October 1999, the Company reached a settlement with the Internal Revenue Service for years 1994 through 1997. All years prior to 1994 had been settled. This settlement resulted in a 6.2% reduction in the provision for income taxes during the fourth quarter of 1999. The reduction is a result of the favorable settlement of items related to corporate acquisitions, research and development tax credits, and various foreign items, including foreign sales corporation benefits, foreign tax credits, and other immaterial items.

 44                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

                                  NOVELL, INC.

     Domestic and foreign components of income (loss) before taxes are as follows:

                                                               FISCAL YEAR ENDED
                                                   -----------------------------------------
                                                   OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                      2001           2000           1999
                                                   -----------    -----------    -----------
                                                            (AMOUNTS IN THOUSANDS)
Domestic.........................................   $(309,864)      $24,070       $ 81,827
Foreign..........................................      33,098        46,602        162,009
                                                    ---------       -------       --------
Total income (loss) before taxes.................   $(276,766)      $70,672       $243,836
                                                    =========       =======       ========
Cash paid for income taxes.......................   $  13,710       $32,105       $ 17,800
                                                    =========       =======       ========

     The components of deferred tax assets at October 31, 2001 and 2000 are as follows:

                                                              OCTOBER 31,    OCTOBER 31,
                                                                 2001           2000
                                                              -----------    -----------
                                                                (AMOUNTS IN THOUSANDS)
Deferred income taxes:
  Deferred tax assets:
     Accruals...............................................   $  41,229      $ 18,775
     Capital loss carryforward..............................      27,955            --
     Credit carryforwards...................................     107,863        81,674
     Net operating loss carryforwards.......................     112,189        50,865
     Intangibles from acquisitions..........................       8,836         2,366
     Investment impairments.................................      32,933            --
     Receivable valuation accounts..........................      19,882         8,340
     Unrealized loss on investments.........................      42,930        31,076
     Other individually immaterial items....................       3,239            63
                                                               ---------      --------
       Gross deferred tax assets............................     397,056       193,159
       Valuation allowance..................................    (247,759)      (73,336)
                                                               ---------      --------
          Total deferred tax assets.........................     149,297       119,823
Deferred tax liabilities:
  Depreciation..............................................     (14,177)       (6,833)
  Foreign earnings..........................................     (41,147)      (36,839)
                                                               ---------      --------
          Total deferred tax liabilities....................     (55,324)      (43,672)
                                                               ---------      --------
Net deferred tax assets.....................................   $  93,973      $ 76,151
                                                               =========      ========

     Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

     As of October 31, 2001, the Company has U.S. net operating loss carryforwards for federal tax purposes of approximately $184 million that will expire in 2020 and 2021. These amounts do not include an additional $144 million net operating losses from acquired companies that will expire in years 2010 through 2020. Subject to certain annual limitations and increases in taxable income, these losses will be utilized to offset

Novell annual report 2001                                                     45
--------------------------------------------------------------------------------
----------

                                  NOVELL, INC.

future taxable income. The Company has $72 million in capital loss carryforwards, which expire in 2006. In addition, the Company has approximately $28 million of foreign loss carryforwards, of which $6 million, $10 million, $1 million, and $7 million are subject to expire in 2002, 2003, 2004, and 2006 respectively. The remaining losses do not expire. The Company also has various credit carryforwards of approximately $98 million that expire between 2003 and 2022. The remaining credits do not expire.

     The Company has provided valuation allowances on certain of its deferred tax assets. The valuation allowance on deferred tax assets increased by $174 million during 2001. This increase was due primarily to the need to value deferred tax assets relating to the investment impairment, acquired deferred tax assets subject to limitation under the change of ownership rules of the Internal Revenue Code, foreign losses and foreign tax credits.

     As of October 31, 2001, deferred tax assets of approximately $40 million pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. A valuation allowance was provided for this amount in 2000. When recognized, the tax benefit of these credits and losses will be accounted for as a credit to shareholders' equity. In addition, as of October 31, 2001, deferred tax assets of approximately $42 million pertain to unrealized losses on investments. A valuation allowance has been provided for this amount, and any tax benefit will be credited to shareholders' equity when realized.

H. RESTRUCTURING CHARGES

     At the end of the fourth quarter of fiscal 2001, the Company incurred $51 million of pre-tax, restructuring charges resulting from general market conditions, customer demands, and the Company's evolution of its business strategy. The new business strategy focuses on eBusiness solutions along with Net services software designed to secure and power the networked world across leading operating systems. This included refining the Company's consulting initiatives, refocusing research and development efforts, defining sales and marketing efforts to be more customer and solutions oriented, and adjusting the overall cost structure given current revenue levels and Company direction.

     Specific actions included reducing the Company's workforce worldwide by approximately 1,100 (approximately 16%), consolidating excess facilities and disposing of excess property and equipment, abandoning a management consulting contract that no longer fits with the Company's strategic focus, and abandoning and writing off technologies that no longer fit within the integrated Company's new strategy. The Company also realigned its remaining resources to better manage and control its business. The following table summarizes the restructuring costs and activities during the fourth quarter of fiscal 2001.

                                                       AMOUNT                             BALANCE AT
                                                     CHARGED TO       CASH     NON-CASH   OCTOBER 31,
                                                    RESTRUCTURING   PAYMENTS   CHARGES       2001
                                                    -------------   --------   --------   -----------
                                                                 (AMOUNTS IN THOUSANDS)
Severance and benefits............................     $32,793        $ --     $    --      $32,793
Excess facilities and property and equipment......      10,896          --          --       10,896
Abandoned management consulting contract..........       5,016          --      (5,016)          --
Abandoned technology..............................       1,035          --      (1,035)          --
Other restructuring-related costs.................         922         (11)         --          911
                                                       -------        ----     -------      -------
                                                       $50,662        $(11)    $(6,051)     $44,600
                                                       =======        ====     =======      =======

 46                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

                                  NOVELL, INC.

     As of October 31, 2001, the remaining portion of the restructuring charge included in accrued liabilities related to severance and benefits, which will be paid out during fiscal 2002, and redundant facilities costs, which will be paid over the respective remaining lease terms.

     During the third quarter of fiscal 2001, the Company recorded a restructuring charge of approximately $30 million as a result of the Company's acquisition of Cambridge and changes in the Company's business to move towards an eBusiness strategy.

     Specific actions included reducing the Company's workforce worldwide by approximately 280 employees (approximately 5% before the addition of Cambridge) across all functional areas, consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within the Company's new strategy, and discontinuing unprofitable product lines. The following table summarizes the fiscal 2001 activity related to the third quarter fiscal 2001 restructuring costs.

                                                      AMOUNT                             BALANCE AT
                                                    CHARGED TO       CASH     NON-CASH   OCTOBER 31,
                                                   RESTRUCTURING   PAYMENTS   CHARGES       2001
                                                   -------------   --------   --------   -----------
                                                                (AMOUNTS IN THOUSANDS)
Severance and benefits...........................     $15,978      $(12,601)  $    --      $ 3,377
Abandoned technology.............................         856            --      (645)         211
Excess facilities and property and equipment.....      10,740          (360)     (644)       9,736
Exit unprofitable product lines..................       2,111        (1,625)       --          486
Other restructuring-related costs................         708          (181)       --          527
                                                      -------      --------   -------      -------
                                                      $30,393      $(14,767)  $(1,289)     $14,337
                                                      =======      ========   =======      =======

     As of October 31, 2001, the remaining portion of the restructuring charge included in accrued liabilities largely related to severance and benefits, which will be paid out during fiscal 2002, and excess facilities costs, which will be paid over the respective remaining lease terms.

     During the fourth quarter of fiscal 2000, the Company recorded a restructuring charge of approximately $48 million as a result of the Company's plan to change its business strategy to address changes in the market due to technology changes, customer demands, and methods of distribution. The new business strategy focuses on a net services business model and on electronic or e-solutions.

     Specific actions taken included reducing the Company's workforce worldwide by approximately 700 employees (approximately 13%), consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within the Company's new strategy, discontinuing unprofitable products and closing offices in unprofitable locations. The following table summarizes the activity related to the fiscal 2000 restructuring during fiscal 2001.

                                                    BALANCE AT                NON-CASH     BALANCE AT
                                                    OCTOBER 31,     CASH      CHARGES &    OCTOBER 31,
                                                       2000       PAYMENTS   ADJUSTMENTS      2001
                                                    -----------   --------   -----------   -----------
                                                                  (AMOUNTS IN THOUSANDS)
Severance and benefits............................    $ 6,139     $(6,068)     $    --       $   71
Abandoned technology..............................        286        (286)          --           --
Excess facilities and property and equipment......      4,726      (1,242)      (1,166)       2,318
Other restructuring-related costs.................      2,616        (417)        (767)       1,432
                                                      -------     -------      -------       ------
                                                      $13,767     $(8,013)     $(1,933)      $3,821
                                                      =======     =======      =======       ======

Novell annual report 2001                                                     47
--------------------------------------------------------------------------------
----------

                                  NOVELL, INC.

     As of October 31, 2001, the remaining portion of the fiscal 2000 restructuring charge included in accrued liabilities related mainly to redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

I. LINE OF CREDIT

     The Company currently has a $10 million unsecured revolving bank line of credit, with interest at the prime rate. The line of credit expires on February 28, 2002 and can be renewed at the option of the Company for a one-year period. The line can be used for either letter of credit or working capital purposes. The line is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At October 31, 2001, there were standby letters of credit of $2.9 million outstanding under this agreement. A subsidiary of the Company has a Letter Agreement and stand-by letters of credit of $1.5 million at October 31, 2001 with the same bank. The Letter Agreement is subject to financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. The Company also has an additional credit facility with another bank, which is not subject to a loan agreement. At October 31, 2001, there was a minimal amount of standby letters of credit outstanding under this arrangement.

J. COMMITMENTS AND CONTINGENCIES

     The Board of Directors has established the Novell Venture account within Novell's investment portfolio for the purpose of making investments in private companies, mainly small capitalization stocks in the high-technology industry sector, and funds managed by venture capitalists for the promotion of the Company's business and strategic objectives. As of October 31, 2001, the Company had invested $72 million into various venture capital funds and had commitments to contribute an additional $91 million to these funds over the next two to three years, as requested by the fund managers. Novell, through its acquisition of Cambridge, also owns both limited and general partnership interests in the Cambridge Technology Capital Fund I ("CTC I") of approximately 24%. As of October 31, 2001, the Company had contributed $5.7 million to CTC I and had commitments to contribute an additional $300,000 through 2007.

     As of October 31, 2001, the Company has various operating leases related to the Company's facilities with remaining terms of more than one year. These leases have minimum annual lease commitments of $32 million in fiscal 2002, $24 million in fiscal 2003, $15 million in fiscal 2004, $11 million in fiscal 2005, $9 million in fiscal 2006, and $50 million thereafter. Furthermore, the Company has $52 million of minimum rentals to be received in the future from subleases.

     Rent expense for operating and month-to-month leases was $35 million, $34 million, and $25 million in fiscal 2001, 2000, and 1999, respectively.

     In February 1998, a suit was filed in the U.S. District Court, District of Utah, against Novell and certain of its officers and directors, alleging violation of federal securities laws by concealing the true nature of Novell's financial condition and seeking unspecified damages. The lawsuit was brought as a purported class action on behalf of purchasers of Novell common stock from November 1, 1996 through April 22, 1997. The Federal District Court dismissed the original complaint November 2, 2000; however, the plaintiffs filed an amended complaint November 22, 2000 in an effort to remedy inadequacies in the original complaint. Novell has moved the court to dismiss the amended complaint on the same grounds relied on in the court's dismissal of the original complaint. If the case continues, Novell intends to vigorously defend against the allegations. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the

 48                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

                                  NOVELL, INC.

resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

     In January 2001, Novell began a jury trial in a suit filed against Novell by Lantec, Inc. in January 1995 in the U.S. District Court, the District of Utah, for alleged anti-trust violations arising from Novell's acquisition of the GroupWise technology. The plaintiffs were seeking to demonstrate damages of $300 million. On April 19, 2001, the judge ruled in favor of Novell and dismissed the original complaint; however, on June 8, 2001 the plaintiffs filed a Notice of Appeal. Novell intends to vigorously defend against the claims. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

     The Company is a party to a number of additional legal claims arising in the ordinary course of its business. The Company believes the ultimate resolution of these claims will not have a material adverse effect on its financial position, results of operations, or cash flows.

K. SHAREHOLDERS' EQUITY

     In December 1988, the Board of Directors adopted a Shareholder Rights Plan. This plan was most recently amended in September 1999 and expires on November 21, 2006. The plan provides for a dividend of rights, which cannot be exercised until certain events occur, to purchase shares of preferred stock of the Company. Each shareholder of record receives one right for each share of common stock owned. This plan was adopted to ensure that all shareholders of the Company receive fair value for their common stock in the event of any proposed takeover of the Company and to guard against coercive tactics to gain control of the Company without offering fair value to the Company's shareholders.

     The Company has 500,000 authorized shares of preferred stock with a par value of $0.10 per share, none of which were outstanding at October 31, 2001 or October 31, 2000.

     In June 2000, the Board of Directors authorized a stock repurchase program. During the fourth quarter of 2001, the Board of Directors extended the stock repurchase program through June 30, 2003 and authorized the use of up to $400 million for the repurchase of additional outstanding shares of the Company's common stock. As of October 31, 2001, $89 million had been spent to repurchase 14 million shares under this plan during fiscals 2000 and 2001 at an average price of $6.19 per share.

  Stock Option Plans

     The Company currently has five stock option plans. Options under all five plans expire ten years from the date of grant. Three of these plans are broad based plans, the 2000 Stock Plan (the "2000 Plan"), approved by shareholders in April 2000, the 2000 Nonqualified Stock Option Plan (the "2000 NQ Plan"), most recently approved by the Board of Directors in April 2001, and the 1991 Stock Plan (the "1991 Plan"), most recently approved by the shareholders in March 1994. The 2000 Plan provides for the issuance of incentive stock options, nonstatutory stock options, stock purchase rights and common stock equivalents. The 2000 NQ Plan provides for the issuance of nonstatutory stock options. The 1991 Plan provides for the issuance of incentive stock options, nonqualified stock options, stock purchase rights, stock appreciation rights, and long-term performance awards. The Company grants nonstatutory options to virtually all employees and restricted stock purchase rights to selected members of management. During fiscal 2000, restricted stock purchase rights were also used to retain key employees. Nonstatutory options are granted at the fair market value of the Company's common stock at the date of grant, generally vest over 48 months (although options have been granted that

Novell annual report 2001                                                     49
--------------------------------------------------------------------------------
----------

                                  NOVELL, INC.

vest over 30, 36 or 42 months), are exercisable upon vesting and expire up to ten years from the date of grant. The Company has reserved 16 million shares of common stock for issuance under the 2000 Plan, 28 million shares of common stock for issuance under the 2000 NQ Plan and 80,278,305 shares of common stock for issuance under the 1991 Plan. There are 1.9 million shares of outstanding common stock, related to the restricted stock, that were unvested and subject to repurchase at fiscal year end.

     The Company has a Stock Option Plan for Non-Employee Directors, (the "Director Plan"), under which 1.5 million shares are reserved for issuance. The Director Plan provides for two types of non-discretionary stock option grants: an initial grant of 30,000 options at the time a director is first elected or appointed to the Board, with options vesting over four years and exercisable upon vesting; and an annual grant of 15,000 options upon reelection to the Board, with options vesting over two years and exercisable upon vesting.

     The Company also has the 1997 Stock Plan (the "1997 Plan"), which was approved by the Board of Directors in 1997 to grant options to the Company's former Chief Executive Officer, at his time of hire. The options were granted at fair market value on the date of grant and vest over five years. The Company reserved 1.25 million shares of common stock for issuance under the 1997 Stock Plan. The 1997 Stock Plan will expire by its terms in fiscal 2002.

     The Company's 1986 Stock Option Plan and plans assumed due to acquisitions have terminated, and no further options may be granted under these plans. Options previously granted under these plans will continue to be administered under such plans, and any portions that expire or become unexercisable for any reason shall cancel and be unavailable for future issuance.

     A summary of the status of the Company's stock option plans as of October 31, 2001, 2000 and 1999 and changes during the years ended on those dates is presented below.

                                        FISCAL 2001                  FISCAL 2000                  FISCAL 1999
                                 --------------------------   --------------------------   --------------------------
                                               WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                 NUMBER OF      AVERAGE       NUMBER OF      AVERAGE       NUMBER OF      AVERAGE
                                  OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                 ---------   --------------   ---------   --------------   ---------   --------------
                                                           (NUMBER OF OPTIONS IN THOUSANDS)
Outstanding at beginning of
  year.........................    67,108        $15.38         55,277        $14.21         48,401        $ 8.89
Granted:
  Price at fair value..........    33,720        $ 4.89         35,314        $16.99         21,335        $23.04
  Price at greater than fair
     value.....................       134        $19.30             --            --             --            --
  Price less than fair value...     2,114        $ 0.37          2,804        $ 0.10            316        $ 0.10
Exercised......................    (2,718)       $ 2.30        (11,453)       $ 6.82        (10,758)       $ 7.64
Cancelled......................   (25,848)       $20.87        (14,834)       $18.62         (4,017)       $13.35
                                  -------        ------        -------        ------        -------        ------
Outstanding at end of year.....    74,510        $ 8.79         67,108        $15.38         55,277        $14.22
                                  =======        ======        =======        ======        =======        ======
Options exercisable at year
  end..........................    29,879        $11.12         21,660        $12.55         17,460        $ 8.78

 50                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

                                  NOVELL, INC.

     The following table summarizes information about stock options outstanding at October 31, 2001.

                                      OPTIONS OUTSTANDING
                               ---------------------------------       OPTIONS EXERCISABLE
                                  WEIGHTED-                        ----------------------------
                  NUMBER OF        AVERAGE          WEIGHTED-       NUMBER OF      WEIGHTED-
                   OPTIONS        REMAINING          AVERAGE         OPTIONS        AVERAGE
                 OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                 -----------   ----------------   --------------   -----------   --------------
                                        (NUMBER OF OPTIONS IN THOUSANDS)
$ 0.10 - $ 3.92     6,282            9.86             $ 3.87            222          $ 2.70
$ 4.00 - $ 4.68    12,840            9.79             $ 4.67             80          $ 4.68
$ 4.70 - $ 6.91    15,964            8.23             $ 5.63          4,578          $ 6.80
$ 7.00 - $ 9.22    16,681            7.53             $ 8.81         10,593          $ 8.79
$ 9.63 - $10.63    14,623            7.64             $10.34          8,670          $10.22
$11.00 - $38.88     8,120            7.49             $22.47          5,434          $21.57
                   ------            ----             ------         ------          ------
$ 0.10 - $38.88    74,510            8.28             $ 8.79         29,577          $11.19
                   ======            ====             ======         ======          ======

                                                              FISCAL 2001    FISCAL 2000
                     Other information                        -----------    -----------
                                                                (NUMBER OF SHARES AND
                                                                OPTIONS IN THOUSANDS)
Options available for future grants.........................     19,895         17,558
Shares of common stock outstanding at year end..............    362,341        327,618
Option reserve increase.....................................     12,000             --
Options granted as a percentage of outstanding common stock,
  net of cancellations......................................          3%             7%
Option holders as a percentage of total employees...........        100%           100%

  Employee Stock Purchase Plan

     Under the Company's 1989 Employee Stock Purchase Plan, as amended (the "Purchase Plan"), the Company is authorized to issue up to 24 million shares of common stock to its employees who work at least 20 hours a week and more than five months a year. Under the terms of the Purchase Plan, there are two six-month offerings per year, and employees can choose to have up to 10% of their salary withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately 43% of the eligible employees have participated in the Purchase Plan in fiscal 2001, 53% in 2000, and 49% in fiscal 1999. Under the Purchase Plan, the Company issued 3.4 million, 1.5 million, and 1.2 million, shares to employees in fiscal 2001, 2000, and 1999, respectively. This plan has approximately 7.2 million shares available for future issuance.

  Stock-based Compensation

     At October 31, 2001, the Company had authorized stock-based compensation plans under which options to purchase shares of Company common stock could be granted to employees, consultants and outside directors. The Company applies the intrinsic value method and related interpretations in accounting for its plans. Accordingly, no compensation expense (except compensation expense related to restricted stock purchase grants, below-market option grants, and grants to non-employees) has been recognized for the Company's stock-based plans. If compensation expense for the Company's stock-based compensation plans

Novell annual report 2001                                                     51
--------------------------------------------------------------------------------
----------

                                  NOVELL, INC.

had been determined based on the fair value of the stock grants, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below.

                                                               FISCAL YEAR ENDED
                                                   -----------------------------------------
                                                   OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                      2001           2000           1999
                                                   -----------    -----------    -----------
                                                            (AMOUNTS IN THOUSANDS,
                                                           EXCEPT PER SHARE AMOUNTS)
Net income (loss):
  As reported....................................   $(272,870)     $ 49,470       $190,747
  Pro forma......................................   $(394,561)     $(49,823)      $118,319
Net income (loss) per share:
  As reported basic..............................   $   (0.82)     $   0.15       $   0.57
  Pro forma basic................................   $   (1.30)     $  (0.15)      $   0.35
  As reported diluted............................   $   (0.82)     $   0.15       $   0.55
  Pro forma diluted..............................   $   (1.30)     $  (0.15)      $   0.34

     For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000 and 1999: a risk-free interest rate of approximately 4.8% for fiscal 2001, 6.3% for fiscal 2000 and 5.5% for fiscal 1999; a dividend yield of 0.0% for all years; a weighted-average expected life of five years for all years; and a volatility factor of the expected market price of the Company's common stock of
2.09 for fiscal 2001, 0.75 for fiscal 2000 and 0.58 for fiscal 1999. The weighted average fair value of options granted in fiscal 2001, 2000 and 1999 was $4.83, $11.09, and $13.08, respectively.

     The Company does not recognize compensation expense related to employee purchase rights under the Purchase Plan. Pro forma compensation expense is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for these rights granted in fiscal 2001, 2000, and 1999: a dividend yield of 0.0% for all years; an expected life of 6 months for all years; an expected volatility factor of 2.09 for fiscal 2001, 0.75 for fiscal 2000, and 0.58 in fiscal 1999; and a risk-free interest rate of approximately 4.4% for fiscal 2001, 5.9% for fiscal 2000 and 5.5% for fiscal 1999. The weighted average fair value of the purchase rights granted on April 23, 2001, October 23, 2000, April 21, 2000, October 26, 1999, April 26,
1999, and October 26, 1998 was $3.22, $3.10, $6.07, $7.20, $7.11, and $3.88,
respectively.

     Because the fair value method of accounting has not been applied to options and employee purchase rights granted prior to October 28, 1995, the resulting pro forma compensation expense may not be representative of that to be expected in future years. Furthermore, fair value compensation is applicable only to options and purchase rights granted subsequent to October 28, 1995; therefore, the pro forma effect was not fully reflected until fiscal 2000.

L. EMPLOYEE SAVINGS AND RETIREMENT PLAN

     The Company adopted a 401(k) savings and retirement plan in December 1986. The plan covers all Novell U.S. employees who are 21 years of age or older who are scheduled to complete 1,000 hours of service during any consecutive 12-month period. The Company's retirement and savings plan allows the Company to contribute an amount equal to 100% of the employee's contribution up to the higher of 4% or the maximum contribution allowed by tax laws, of each employee's compensation.

     Cambridge established a 401(k) savings and profit-sharing plan in 1992 covering substantially all of Cambridge's employees. Under the plan, Cambridge may elect to make contributions, which they did, based

 52                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

                                  NOVELL, INC.

on a percentage of employees' contributions, subject to limitations as defined in the 401(k) plan. Beginning January 1, 2002, the Cambridge benefit plans will be rolled into the Novell plan.

     The Company also has other retirement plans in certain countries outside of the U.S. in which the Company employs personnel. Each plan is consistent with local laws and business practices.

     Company matching contributions on 401(k) and other retirement plans were $15 million, $15 million, and $14 million, in fiscal 2001, 2000, and 1999, respectively.

M. COMPREHENSIVE INCOME

     The Company's other comprehensive income (loss) is comprised of:

                                                                       FISCAL YEAR ENDED
                                                           -----------------------------------------
                                                           OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                              2001           2000           1999
                                                           -----------    -----------    -----------
                                                                    (AMOUNTS IN THOUSANDS)
Total gross unrealized gain (loss) during the year, net
  of tax expense (benefit) of $(33,634), $(92,552), and
  $44,255, respectively..................................   $(53,546)      $(147,344)      $70,454
Add: adjustment for unrealized loss written off due to
  impairment.............................................    136,851              --            --
Less: adjustment for net realized gains (losses) included
  in net income, net of tax expense (benefit) of $1,835,
  $17,832, and $(5,243), respectively....................      2,921          28,388        (8,346)
                                                            --------       ---------       -------
Net unrealized gain (loss) on investments................     86,226        (118,956)       62,108
Cumulative translation adjustments, net of tax (expense)
  benefit of ($412), $415, and $515, respectively........        656            (660)         (820)
                                                            --------       ---------       -------
          Other comprehensive income (loss)..............   $ 86,882       $(119,616)      $61,288
                                                            ========       =========       =======

N. RELATED PARTY TRANSACTIONS

     In fiscal 2001, 2000, and 1999, legal fees of approximately $3 million, $1 million, and $2 million, respectively, were paid to Wilson, Sonsini, Goodrich & Rosati, a law firm in which a director of the Company is a senior partner.

     During 2001, Novell received consulting services from J.D. Robinson Incorporated. The agreement provides for payments of $200,000 per year for these services. Mr. Robinson, a director of Novell, is Chairman and Chief Executive Officer and the sole shareholder of J.D. Robinson Incorporated.

O. SEGMENT INFORMATION

     During fiscal 2001, 2000, and 1999, the Company operated in one business segment, directory-enabled networking software and services. The Company's products are sold throughout the world. In the United States, products are sold through direct, OEM, reseller, and distributor channels. Internationally, products are marketed through distributors who sell to dealers and end users. The Company's chief decision-makers, the Chief Executive Officer and Executive Council, evaluate performance of the Company based on total Company results. Revenue is evaluated based on geographic region and by product category. Separate financial information is not available by product category in regards to asset allocation, expense allocation, or profitability.

Novell annual report 2001                                                     53
--------------------------------------------------------------------------------
----------

                                  NOVELL, INC.

     Novell categorizes its products into the following four areas, all within the directory-enabled networking software and services segment.

     - Net Management Services, which includes directory-enabled operating systems such as NetWare, management and collaboration products, and UNIX or other royalties

     - Net Directory Services, which include NDS eDirectory, DirXML, iChain, and Single Sign On products

     - Volera Net Content Services

     - Consulting, Support Services, and Education, which is generated from customer service, educational products and courses, and consulting, including Cambridge and Celerant

REVENUE BY PRODUCT CATEGORY

                                                                     FISCAL YEAR ENDED
                                                         -----------------------------------------
                                                         OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                            2001           2000           1999
                                                         -----------    -----------    -----------
                                                                  (AMOUNTS IN THOUSANDS)
Net Management Services................................  $  707,498     $  914,277     $1,076,976
Net Directory Services.................................      31,251         27,686         19,096
Volera Net Content Services............................       8,120          7,009          1,482
Consulting Support Services, Education.................     293,228        212,763        175,266
                                                         ----------     ----------     ----------
          Total net revenue............................  $1,040,097     $1,161,735     $1,272,820
                                                         ==========     ==========     ==========

GEOGRAPHIC INFORMATION

     Sales outside the U.S. are comprised of sales to international customers in Europe, Africa, the Middle East, Canada, South America, Australia, and Asia Pacific. Other than sales in Ireland, international sales were not material individually in any other international location. Intercompany sales between geographic areas are accounted for at prices representative of unaffiliated party transactions. "U.S. operations" include shipments to customers in the U.S., licensing to OEMs, and exports of finished goods directly to international customers, primarily in Canada, South America, and Asia.

                                                                     FISCAL YEAR ENDED
                                                         -----------------------------------------
                                                         OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                            2001           2000           1999
                                                         -----------    -----------    -----------
                                                                  (AMOUNTS IN THOUSANDS)
Net sales
  U.S. operations......................................  $  740,836     $  837,399     $  890,533
  Irish operations.....................................     278,085        328,991        348,210
  Other international operations.......................      83,987         70,820         59,316
  Eliminations.........................................     (62,811)       (75,475)       (25,239)
                                                         ----------     ----------     ----------
          Total net sales..............................  $1,040,097     $1,161,735     $1,272,820
                                                         ==========     ==========     ==========
Long-lived assets at year end
  U.S. operations......................................  $1,176,378     $  695,506     $  685,188
  Irish operations.....................................     109,554        110,327         33,216
  Other international operations.......................      74,290         75,480         48,829
  Eliminations.........................................    (542,960)      (192,368)      (172,191)
                                                         ----------     ----------     ----------
          Total long-lived assets at year end..........  $  817,262     $  688,945     $  595,042
                                                         ==========     ==========     ==========

 54                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

                                  NOVELL, INC.

     Reconciliation of long-lived assets to total assets is as follows:

                                                         OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                                            2001           2000           1999
                                                         -----------    -----------    -----------
                                                                  (AMOUNTS IN THOUSANDS)
Long-lived assets......................................  $  817,262     $  688,945     $  595,042
Other long-term assets.................................      59,378         16,042         11,661
Current assets.........................................   1,027,366      1,007,359      1,335,616
                                                         ----------     ----------     ----------
          Total assets.................................  $1,904,006     $1,712,346     $1,942,319
                                                         ==========     ==========     ==========

     In fiscal 2001, 2000, and 1999, sales to international customers were approximately $460 million, $504 million, and $575 million, respectively. In fiscal 2001, 2000, and 1999, international sales to European countries were 68%, 64%, and 70% of international sales, respectively. No one foreign country accounted for more than 10% of total sales in any period. In fiscal 1999, the Company had one multinational distributor, which accounted for 11% of revenue; otherwise, no customer accounted for more than 10% of revenue in any period.

P. NET INCOME (LOSS) PER SHARE

                                                                        FISCAL YEAR ENDED
                                                          ----------------------------------------------
                                                          OCTOBER 31,      OCTOBER 31,      OCTOBER 31,
                                                              2001             2000             1999
                                                          ------------     ------------     ------------
                                                           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Basic net income (loss) per share computation:
  Net income (loss).....................................   $(272,870)        $ 49,470         $190,747
  Weighted average shares outstanding...................     332,582          326,621          334,460
                                                           =========         ========         ========
  Basic net income (loss) per share.....................   $   (0.82)        $   0.15         $   0.57
                                                           =========         ========         ========
Diluted net income per share computation:
  Net income (loss).....................................   $(272,870)        $ 49,470         $190,747
  Weighted average shares outstanding...................     332,582          326,621          334,460
  Incremental shares attributable to the assumed
     exercise of outstanding options (treasury stock
     method)............................................          --            8,413           14,933
                                                           ---------         --------         --------
          Total.........................................     332,582          335,034          349,393
                                                           =========         ========         ========
  Diluted net income (loss) per share...................   $   (0.82)        $   0.15         $   0.55
                                                           =========         ========         ========

     Had the Company recognized net income in fiscal 2001, incremental shares attributable to the assumed exercise of outstanding options would have increased diluted shares outstanding by 29 thousand shares.

Q. CHANGE IN ACCOUNTING PRINCIPLE -- REVENUE RECOGNITION

     The Company previously recognized revenue related to product sales to distribution channel partners upon shipment to the partner and provided a reserve for contractual return obligations and other estimated product returns. Effective November 1, 2000, the Company changed its method of accounting for revenue related to these product sales to recognize such revenues upon the sell-through of the respective product from the distribution channel partner to the reseller or end user. The Company believes the change in accounting principle is preferable based on guidance provided in SAB 101. The $11 million ($0.03 per share) charge for

Novell annual report 2001                                                     55
--------------------------------------------------------------------------------
----------

                                  NOVELL, INC.

the cumulative effect of the change (after reduction for income taxes of $6 million) was included in income in the first quarter of fiscal 2001. Also, during the three months ended January 31, 2001, the Company recognized $7 million in revenue that was included in the cumulative effect adjustment at November 1, 2000. The effect of that revenue on the first quarter was to increase net income by $5 million ($0.01 per share).

     Had the Company reported under its previous method of accounting for revenue recognition, the effect on earnings without consideration of the cumulative effect of the change would be a decrease in earnings of approximately $10 million, or $0.03 per share, during fiscal 2001. The pro forma amounts presented in the consolidated statements of income were calculated assuming the accounting change was made retroactively to prior periods.

R. DERIVATIVE INSTRUMENTS

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

     The Company hedges currency risks of investments denominated in foreign currencies with currency forward contracts through the use of one-month forward contracts. Gains and losses on these foreign currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to the Company. A substantial majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily Japanese yen and certain other Asian and European currencies. Due to the short period of time between entering into the forward contracts and the year end, the fair value of the derivatives as of October 31, 2001 is insignificant and accordingly did not have a material impact on our financial position or results of operations.

S. JOINT VENTURE

     In April 2001, Novell completed the formation of Volera, Inc., a majority owned joint venture among Novell, Inc., Nortel Networks Corp., and Accenture Ltd. The Company contributed cash, fixed assets and products and technologies in exchange for a 89.9% ownership in Volera. Nortel and Accenture contributed $26 million in cash for the remaining 10.1% ownership.

T. SUBSEQUENT EVENTS (UNAUDITED)

     On December 21, 2001, the Company completed the sale of its 100,000 square foot office building in Herndon, Virginia for $16 million cash resulting in a net gain of approximately $8 million. Novell currently occupies only approximately 20,000 square feet for sales offices and leases this space from the new owners of the building.

     On December 21, 2001, the Company formed a venture capital fund, Novell Technology Capital Fund I, L.P. ("NTC I") and related entities that include Novell Technology CGP, Inc. ("CGP") and Novell Technology GPLP I, LP ("GPLP"). GPLP is the General Partner of NTC I, which has limited partners

 56                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

                                  NOVELL, INC.

including Novell, directly, and several Novell employees including two executive officers of Novell and the Co-Managing Directors of NTC I, who are directly involved in the management and operation of both NTC I and Cambridge Technology Capital Fund I L.P., Novell's venture capital fund acquired with Cambridge. Novell has committed up to $30 million in capital to NTC I, with an initial commitment of $15 million and funding of $14 million as part of the first closing on December 21, 2001. NTC I is in the process of seeking additional outside institutional investors. Financial and operating results of NTC I and related entities will be consolidated in Novell's financial statements beginning in the first quarter of fiscal 2002.

Novell annual report 2001                                                     57
--------------------------------------------------------------------------------
----------

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders -- Novell, Inc.

     We have audited the accompanying consolidated balance sheets of Novell, Inc. as of October 31, 2001 and October 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novell, Inc. at October 31, 2001 and October 31, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note Q to the consolidated financial statements, in fiscal 2001 the Company changed its method of accounting for revenue recognition for sales to distributors, which has been reflected as of November 1, 2000, in accordance with guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

                                                               ERNST & YOUNG LLP

San Jose, California
November 21, 2001

 58                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

                                  NOVELL, INC.

               SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA --
                                   UNAUDITED

                                                                                                     FISCAL YEAR
                                                                                                        ENDED
                                   FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER   OCTOBER 31
                                   -------------   --------------   -------------   --------------   -----------
                                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 2001
Net sales........................    $245,035        $ 240,755        $246,697        $ 307,610      $1,040,097
Gross profit.....................     178,081          173,630         172,908          187,543         712,162
Income (loss) before taxes.......       4,547         (154,176)        (23,068)        (104,069)       (276,766)
Net income (loss) before
  accounting change..............       3,274         (151,311)        (19,274)         (94,511)       (261,822)
Net (loss).......................      (7,774)        (151,311)        (19,274)         (94,511)       (272,870)
Net income (loss) per share
  before accounting change
  Basic..........................    $   0.01        $   (0.48)       $  (0.06)       $   (0.26)     $    (0.79)
  Diluted........................        0.01            (0.48)          (0.06)           (0.26)          (0.79)
Net (loss) per share
  Basic..........................    $  (0.02)       $   (0.48)       $  (0.06)       $   (0.26)     $    (0.82)
  Diluted........................       (0.02)           (0.48)          (0.06)           (0.26)          (0.82)

FISCAL 2000
Net sales........................    $316,043        $ 302,349        $270,019        $ 273,324      $1,161,735
Gross profit.....................     237,316          218,607         184,996          193,418         834,337
Income (loss) before taxes.......      62,271           43,084          11,904          (46,587)         70,672
Net income (loss)................      44,835           31,020           8,572          (34,957)         49,470
Net income (loss) per share
  Basic..........................    $   0.14        $    0.09        $   0.03        $   (0.11)     $     0.15
  Diluted........................        0.13             0.09            0.03            (0.11)           0.15

FISCAL 1999
Net sales........................    $285,806        $ 315,652        $326,808        $ 344,554      $1,272,820
Gross profit.....................     218,039          236,285         250,719          269,936         974,979
Income before taxes..............      40,136           53,787          68,488           81,425         243,836
Net income.......................      28,898           38,726          49,311           73,812         190,747
Net income per share
  Basic..........................    $   0.09        $    0.12        $   0.15        $    0.22      $     0.57
  Diluted........................        0.08             0.11            0.14             0.21            0.55

Novell annual report 2001                                                     59
--------------------------------------------------------------------------------
----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required with respect to directors is incorporated herein by reference to the information contained in the section captioned "Election of Directors" of the Registrant's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held April 17, 2002, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Information regarding the Registrant's executive officers is set forth above following Item 4 in Part I hereof under the heading entitled "Executive Officers" which information is incorporated by reference into this Part III,
Item 10.

     The information regarding filings under Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation" of the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Securities Ownership by Principal Shareholders and Management" of the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Executive Compensation -- Employment Contract, Termination of Employment and Change-in-Control Arrangements" and "Certain Transactions" of the Registrant's Proxy Statement.

 60                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. FINANCIAL STATEMENTS:

     The following documents are filed as a part of this Annual Report on Form 10-K for Novell, Inc.:

        Consolidated Statements of Operations for the fiscal years ended October 31, 2001, October 31, 2000, and October 31, 1999.

        Consolidated Balance Sheets at October 31, 2001 and October 31, 2000.

        Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 2001, October 31, 2000, and October 31, 1999.

        Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2001, October 31, 2000, and October 31, 1999.

        Notes to Consolidated Financial Statements.

        Report of Ernst & Young LLP, Independent Auditors.

        2. FINANCIAL STATEMENT SCHEDULES:

     The following consolidated financial statement schedule is included on page 63 of this Form 10-K:

Schedule II -- Valuation and Qualifying Accounts

     Schedules other than that listed above are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

        3. EXHIBITS:

     A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 64 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) REPORTS ON FORM 8-K

     The following Reports on Form 8-K were filed by the Registrant during the quarter ended October 31, 2001:

        Report on Form 8-K providing notice of Novell's scheduled report of third quarter results and related conference call to be held on August 23, 2001, filed on August 3, 2001 under Item 5.

        Report on Form 8-K announcing an extension of a stock repurchase program, filed September 25, 2001 under Item 5.

(c) EXHIBITS

        See Item 14(a)(3).

(d) FINANCIAL STATEMENT SCHEDULES

        See Item 14(a)(2).

Novell annual report 2001                                                     61
--------------------------------------------------------------------------------
----------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Novell, Inc.
                                          (Registrant)

Date: January 28, 2002                    By:      /s/ JACK L. MESSMAN
                                            ------------------------------------
                                                     (Jack L. Messman,
                                              Chairman of the Board, President
                                                and Chief Executive Officer)

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack L. Messman, Ronald C. Foster and Joseph A. LaSala, Jr., jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                       NAME                                       TITLE                      DATE
                       ----                                       -----                      ----

       /s/  Jack L. Messman                               Chairman of the Board,       January 28, 2002
---------------------------------------------------     President, Chief Executive
             (Jack L. Messman)                       Officer and Director (Principal
                                                            Executive Officer)

       /s/  Ronald C. Foster                           Senior Vice President, Chief    January 28, 2002
---------------------------------------------------    Financial Officer (Principal
             (Ronald C. Foster)                          Financial and Accounting
                                                                 Officer)

       /s/  John W. Poduska, Sr.                                 Director              January 28, 2002
---------------------------------------------------
             (John W. Poduska, Sr.)

       /s/  Elaine R. Bond                                       Director              January 28, 2002
---------------------------------------------------
             (Elaine R. Bond)

       /s/  Reed E. Hundt                                        Director              January 28, 2002
---------------------------------------------------
             (Reed E. Hundt)

       /s/  James D. Robinson, III                               Director              January 28, 2002
---------------------------------------------------
             (James D. Robinson, III)

       /s/  Richard L. Nolan                                     Director              January 28, 2002
---------------------------------------------------
             (Richard L. Nolan)

       /s/  Larry W. Sonsini                                     Director              January 28, 2002
---------------------------------------------------
             (Larry W. Sonsini)

       /s/  Carl J. Yankowski                                    Director              January 28, 2002
---------------------------------------------------
             (Carl J. Yankowski)

 62                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

                                  NOVELL, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         ACCOUNTS RECEIVABLE ALLOWANCE
                                 (IN THOUSANDS)

                                         ADDITIONS    ADDITIONS     ADDITIONS    DEDUCTIONS   DEDUCTIONS
                            BALANCE AT   CHARGED TO   CHARGED TO      FROM          FROM       FROM BAD     BALANCE
                            BEGINNING      RETURN      BAD DEBT     CAMBRIDGE      RETURN        DEBT       AT END
                            OF PERIOD     RESERVES     RESERVES    ACQUISITION    RESERVES     RESERVES    OF PERIOD
                            ----------   ----------   ----------   -----------   ----------   ----------   ---------
Fiscal year ended October
  31, 1999................   $47,921      $69,713       $3,581       $    --      $80,984       $3,913      $36,318
Fiscal year ended October
  31, 2000................   $36,318      $78,010       $6,508       $    --      $81,578       $5,789      $33,469
Fiscal year ended October
  31, 2001................   $33,469      $29,727       $4,287       $21,580      $39,394       $2,420      $47,249

Novell annual report 2001                                                     63
--------------------------------------------------------------------------------
----------

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Agreement and Plan of Reorganization, dated as of March 12,
          2001, by and among Novell, Inc., Ceres Neptune Acquisition
          Corp. and Cambridge Technology Partners (Massachusetts),
          Inc.(1) (Exhibit 2.1)
  2.2     Amendment No. 1 to Agreement and Plan of Reorganization,
          dated as of May 24, 2001, by and among Novell, Inc., Ceres
          Neptune Acquisition Corp. and Cambridge Technology Partners
          (Massachusetts), Inc.(2) (Annex A)
  3.1     Restated Certificate of Incorporation, as amended and
          restated July 10, 2001(2) (Exhibit 3(i)).
  3.2     By-Laws, as amended and restated November 12, 2001.(15)
  4.1     Reference is made to Exhibit 3.1.
  4.2     Form of certificate representing the shares of Novell Common
          Stock.(3) (Exhibit 4.3)
  4.3     Preferred Shares Rights Agreement, dated as of December 7,
          1988, as amended and restated effective September 20, 1999, by and between the Registrant and ChaseMellon Shareholder
          Services, L.L.C.(4) (Exhibit 1)
 10.1*    Novell Inc., Employee Retirement and Savings Plan dated
          December 8, 1996.(5) (Exhibit 10.9)
 10.2*    Novell, Inc. 1989 Employee Stock Purchase Plan.(6) (Exhibit
          4.1)
 10.3*    Novell, Inc. 1991 Stock Plan.(7) (Exhibit 4.1)
 10.4*    Novell, Inc. 2000 Stock Plan.(8) (Exhibit 4.2)
 10.5*    Novell, Inc. 2000 Stock Option Plan.(8) (Exhibit 4.1)
 10.6*    UNIX System Laboratories, Inc. Stock Option Plan.(9)
          (Exhibit 4.3)
 10.7*    Novell, Inc. Novell/WordPerfect Stock Plan.(10) (Exhibit
          10.1)
 10.8*    Novell, Inc. Stock Option Plan for Non-Employee
          Directors.(11) (Exhibit 4.1)
 10.9*    Novell, Inc. 1997 Non-Statutory Stock Option Plan.(12)
          (Exhibit 4.1)
 10.10*   Novell, Inc. Senior Management Severance Plan dated April
          11, 2000.(13) (Exhibit 10.10)
 10.11*   Employment Agreement dated November 1, 2000 between Novell,
          Inc. and Stewart G. Nelson.(13) (Exhibit 10.12)
 10.12    Common stock and warrant agreement between Novell, Inc. and
          marchFIRST (formerly Whittman Hart, Inc.), dated September
          29, 1999.(14) (Exhibit 1).
 10.13*   Key Employment Agreement dated as of May 22, 2001 between
          Novell, Inc. and Jack L. Messman.(2) (Exhibit C to Annex A)
 10.14*   Agreement dated August 13, 2001 between Novell, Inc. and
          Eric E. Schmidt.(15)
 10.15*   Letter Agreement dated July 14, 2001 between Novell, Inc.
          and Dennis R. Raney.(15)
 10.16*   Loan Agreement dated April 4, 2001 between Novell, Inc. and
          Ronald C. Foster and Collateral Note dated April 4, 2001
          executed by Ronald C. Foster in favor of Novell, Inc.(15)
 21       Subsidiaries of the Registrant.(15)
 23.1     Consent of Ernst & Young LLP, Independent Auditors.(15)
 24.1     Power of Attorney. Contained in the signature page of this
          Annual Report on Form 10-K.

---------------
  *  Indicates management contracts or compensatory plans

 (1) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant's Report on Form 8-K, filed March 16, 2001 (File No. 0-13351).

 64                                                    Novell annual report 2001
--------------------------------------------------------------------------------
                                                                      ----------

 (2) Incorporated by reference to the Annex or Exhibit identified in parentheses, filed as an annex or exhibit to the Proxy Statement-Prospectus forming a part of the Registration Statement on Form S-4 (Reg. No. 333-59326) of the Registrant, filed April 20, 2001 and amended May 25, 2001.

 (3) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant's Registration Statement on Form S-1, filed November 30, 1984, and amendments thereto (File No. 2-94613).

 (4) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant's Report on Form 8-A, dated December 13, 1999 (File No. 0-13351).

 (5) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant's Annual Report on Form 10-K, filed for the fiscal year ended October 25, 1986 (File No. 0-13351).

 (6) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant's Registration Statement on Form S-8, filed October 12, 2001 (File No. 333-62087).

 (7) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant's Registration Statement on Form S-8, filed May 29, 1996 (File No. 333-04775).

 (8) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant's Registration Statement on Form S-8, filed July 1, 2000 (File No. 333-41328).

 (9) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant's Registration Statement on Form S-8, filed July 2, 1993 (File No. 33-65440).

(10) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant's Registration Statement on Form S-8, filed July 8, 1994 (File No. 33-55483).

(11) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant's Registration Statement on Form S-8, filed May 30, 1996 (File No. 333-04823).

(12) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant's Registration Statement on Form S-8, filed August 24, 1998 (File No. 333-62103).

(13) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant's Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2000 (File No. 0-13351).

(14) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant's Statement on Schedule 13D, filed October 12, 1999.

(15) Filed herewith.

Novell annual report 2001                                                     65
--------------------------------------------------------------------------------
----------