Form 10-Q
period 2002-01-31
NOVELL INC
filed 2002-03-15
CIK 758004

28




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                                   (Mark one)
              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended January 31, 2002

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

                                    YES X NO

As of February 28, 2002, there were 362,595,128 shares of the Registrant's Common Stock outstanding.

Part I.  Financial Information
Item 1.  Financial Statements

                                  NOVELL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     January  31, 2002            October 31, 2001
                                                                     -----------------            ----------------
Amounts in thousands, except share and per share data                      (Unaudited)
ASSETS
Current assets:
Cash and short-term investments                                      $        735,519              $       705,243
Receivables (less allowances of $42,065 - January 31,
2002 and $47,249 - October 31, 2001)                                          159,086                      227,044
Inventories                                                                     1,079                          947
Prepaid expenses                                                               27,063                       29,808
Deferred and refundable income taxes                                           34,316                       34,595
Other current assets                                                           22,592                       29,729
                                                                     ----------------              ---------------

Total current assets                                                          979,655                    1,027,366

Property, plant and equipment, net                                            470,148                      496,620
Goodwill and intangible assets                                                195,223                      192,016
Long-term investments                                                         112,533                      114,971
Other assets                                                                   73,700                       73,033
                                                                     ----------------              ---------------

Total assets                                                         $      1,831,259              $     1,904,006
                                                                     ================              ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                     $         57,069              $        77,571
Accrued compensation                                                           88,805                       87,382
Accrued marketing liabilities                                                  13,091                       13,672
Restructuring and merger related liabilities                                   47,082                       91,049
Other accrued liabilities                                                      55,329                       59,793
Income taxes payable                                                           37,734                       38,175
Deferred revenue                                                              227,039                      243,261
                                                                     ----------------              ---------------

Total current liabilities                                                     526,149                      610,903

Minority interests                                                             21,395                       22,436

Shareholders' equity: Common stock, par value $.10 per share
        Authorized - 600,000,000 shares
        Issued - 362,616,173 shares-January 31, 2002
         362,341,403 shares-October 31, 2001                                   36,262                       36,234
Preferred stock, par value $.10 per share
        Authorized - 500,000 shares, Issued - 0 shares                             --                           --
Additional paid in capital                                                    257,635                      256,332

Retained earnings                                                             993,837                      985,486
Accumulated other comprehensive income                                          3,576                        2,455
Other                                                                          (7,595)                      (9,840)
                                                                     -----------------             ----------------

Total shareholders' equity                                                  1,283,715                    1,270,667
                                                                     ----------------              ---------------

Total liabilities and shareholders' equity                           $      1,831,259              $     1,904,006
                                                                     ================              ===============

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                  Three Months Ended
                                                                            ----------------------------------------------
                                                                            January 31, 2002              January 31, 2001
Amounts in thousands, except per share data
Net sales                                                                    $       271,063               $       245,035
Cost of sales                                                                        110,773                        66,954
                                                                             ---------------               ---------------
Gross profit                                                                         160,290                       178,081

Operating expenses:
Sales and marketing                                                                   87,366                       121,419
Product development                                                                   41,123                        46,846
General and administrative                                                            30,325                        23,100
                                                                             ---------------               ---------------

Total operating expenses                                                             158,814                       191,365

Income (loss) from operations                                                          1,476                       (13,284)

Other income, net
Investment income                                                                      2,608                        17,287
Other, net                                                                             7,846                           544
                                                                             ---------------               ---------------

Other income, net                                                                     10,454                        17,831

Income before taxes                                                                   11,930                         4,547

Income tax expense                                                                     3,579                         1,273
                                                                             ---------------               ---------------
Net income before cumulative effect of change in accounting
principle                                                                              8,351                         3,274

Cumulative effect of change in accounting principle                                       --                       (11,048)
                                                                             ---------------               ----------------

Net income (loss)                                                            $         8,351               $        (7,774)
                                                                             ===============               ================

Net income (loss) per share  - Basic:
Before cumulative effect of change in accounting principle                   $         0.02                $         0.01
Cumulative effect of change in accounting principle                                      --                         (0.03)
                                                                             --------------                ---------------
                                                                             $         0.02                $        (0.02)
                                                                             ==============                ===============

Net income (loss) per share  - Diluted:
Before cumulative effect of change in accounting principle                   $         0.02                $         0.01
Cumulative effect of change in accounting principle                                      --                         (0.03)
                                                                             --------------                ---------------
                                                                             $         0.02                $        (0.02)
                                                                             ==============                ===============

Weighted average shares outstanding:
Basic                                                                                362,428                       322,183
Diluted                                                                              362,970                       322,183

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          Three Months Ended
                                                                             January 31, 2002          January 31, 2001
Dollars in thousands
Cash flows from operating activities
Net income (loss)                                                               $       8,351             $      (7,774)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Gain on sale of fixed assets                                                           (8,672)                       --
Depreciation and amortization                                                          18,888                    19,421
Loss on impaired investments                                                            5,440                     2,700
Decrease in receivables                                                                67,958                    35,577
(Increase) decrease in inventories                                                       (132)                      723
Decrease in prepaid expenses                                                            2,745                       662
Decrease in deferred and refundable income taxes                                           65                     4,439
Decrease (increase) in other current assets                                             7,137                    (1,535)
(Decrease) increase in current liabilities, net                                       (81,024)                   13,642
                                                                                --------------            -------------

   Net cash provided from operating activities                                         20,756                    67,855

Cash flows from financing activities
Issuance of common stock, net                                                           1,712                     4,314
Repurchase of common stock                                                                 --                   (64,910)
                                                                                -------------             --------------

   Net cash provided (used) by financing activities                                     1,712                   (60,596)

Cash flows from investing activities
Expenditures for property, plant and equipment                                         (2,517)                   (7,252)
Proceeds from the sale of property, plant and equipment                                16,050                        --
Purchases of short-term investments                                                  (246,172)                 (285,812)
Maturities of short-term investments                                                  140,877                   213,259
Sales of short-term investments                                                       113,363                    58,336
Expenditures for other long-term investments                                           (7,658)                  (13,712)
Other                                                                                   1,985                   (18,205)
                                                                                -------------             --------------

   Net cash provided (used) by investing activities                                    15,928                   (53,386)

Total increase (decrease) in cash and cash equivalents                                 38,396                   (46,127)

Cash and cash equivalents - beginning of period                                       337,927                   289,537
                                                                                -------------             -------------

Cash and cash equivalents - end of period                                             376,323                   243,410

Short-term investments - end of period                                                359,196                   412,039
                                                                                -------------             -------------

Cash and short-term investments - end of period                                 $     735,519             $     655,449
                                                                                =============             =============


See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS


A.   Quarterly Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As discussed under the heading "Critical Accounting Policies" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," actual results could differ materially from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's fiscal 2001 Annual Report on Form 10-K. These financial statements do include all normal recurring adjustments that the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Certain reclassifications, none of which affected net income (loss), have been made to the prior years' amounts in order to conform to the current year's presentation.

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

                                                                         Gross          Gross         Fair Market
                                                        Cost at       Unrealized      Unrealized       Value at
                                                   January 31, 2002      Gains          Losses      January 31, 2002
                                                   ----------------      -----          ------      ----------------
(Amounts in thousands) Cash and cash equivalents:
  Cash                                                 $  133,650       $     --       $     --        $  133,650
  Corporate debt                                           45,931             --             --            45,931
  Money market funds                                      196,742             --             --           196,742
                                                       ----------       --------       --------        ----------
          Total cash and cash equivalents                 376,323             --             --           376,323
Short-term investments:
  State and local government debt                          78,574          2,290           (239)           80,625
  Corporate debt                                          246,944          1,758            (77)          248,625
  Money market preferreds                                  17,015             --            (15)           17,000
  Equity securities                                         9,934          3,339           (327)           12,946
                                                       ----------       --------      ----------       ----------
          Total short-term investments                    352,467          7,388           (659)          359,196

          Total cash and short-term investments        $  728,790       $  7,388      $    (659)       $  735,519
                                                       ==========       ========      ==========       ==========


                                                                        Gross           Gross         Fair Market
                                                       Cost at        Unrealized      Unrealized       Value at
                                                   October 31, 2001     Gains           Losses      October 31, 2001
                                                   ----------------     -----           ------      ----------------
(Amounts in thousands) Cash and cash equivalents:
  Cash                                                $  156,088       $     --     $       --        $  156,088
  Corporate debt                                           3,995             --             --             3,995
  Money market funds                                     177,844             --             --           177,844
                                                      ----------        -------      ---------        ----------
          Total cash and cash equivalents                337,927             --             --           337,927
Short-term investments:
  State and local government debt                        151,459          5,074             --           156,533
  Corporate debt                                         138,679          2,255             (9)          140,925
  Money market preferreds                                 17,034             --            (34)           17,000
  Mutual funds                                            41,014             --             --            41,014
  Equity securities                                       12,336            538         (1,030)           11,844
                                                      ----------        -------      ---------         ---------
          Total short-term investments                   360,522          7,867         (1,073)          367,316

          Total cash and short-term investments       $  698,449       $  7,867     $   (1,073)        $ 705,243
                                                      ==========       ========     ==========         =========

     During the first three months of fiscal 2002, the Company realized gains of $3.2 million and realized losses of $0.1 million on the sale of securities. During the first three months of fiscal 2001, the Company realized gains of $6.4 million and realized losses of $0.1 million from the sale of securities.

     The Company did not record any impairment losses during the first quarter of fiscal 2002 or 2001 related to short-term investments whose decline in market value was determined to be other than temporary. The Company reviews all of its investments for impairment and recognizes impairment losses as appropriate.

C.   Long-term Assets

     The primary components of long-term investments are investments made through the Novell Venture account, Cambridge Technology Capital Fund I L.P. ("CTC I") and strategic long-term equity investments. Long-term investments are recorded at cost.

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

     The Company routinely reviews its investments in private securities and venture funds for impairment. During the first quarters of fiscal 2002 and 2001, the Company recognized impairment losses on long-term investments totaling $5.4 million and $2.7 million, respectively.

D.   Goodwill and Intangible Assets

     The following is a summary of goodwill and other intangible assets:

                                                                  January 31, 2002        October 31, 2001
          (Amounts in thousands)
          Cambridge goodwill                                         $    180,559            $    180,460
          Other goodwill                                                    9,286                   7,335
          Intangible assets                                                 5,378                   4,221
                                                                     ------------            ------------
          Goodwill and other intangible assets                       $    195,223            $    192,016
                                                                     ============            ============

     Goodwill not attributed to the Cambridge acquisition and other intangible assets relate to several small acquisitions. Intangible assets are amortized over a two to three year period.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets," and states that goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The provisions under SFAS No. 142 relating to the discontinuance of amortization of goodwill and indefinite lived intangible assets is effective for assets acquired after June 30, 2001, and upon adoption of the statement to assets acquired prior to June 30, 2001. In addition, the provisions of SFAS No. 142 relating to impairment apply to assets acquired prior to July 1, 2001 upon adoption of SFAS 142. Novell has elected to adopt this statement beginning in the first quarter of fiscal 2002, and has discontinued amortization of goodwill acquired prior to July 1, 2001. Goodwill and intangibles will be reviewed for impairment on a periodic basis. The following table shows what net income would have been had the provision been applied at the beginning of fiscal 2001:

                                                                   Quarter ended           Quarter ended
          (Amounts in thousands)                                  January 31, 2002        January 31, 2001
                                                                  ----------------        ----------------
          Income before extraordinary item
            As reported                                              $      8,351            $      3,274
            Pro forma                                                                        $      3,436
          Net income (loss)
            As reported                                              $      8,351            $     (7,774)
            Pro forma                                                                        $     (7,612)
          Basic earnings (loss) per share
            As reported                                              $       0.02            $      (0.02)
            Pro forma                                                                        $      (0.02)
          Diluted earnings (loss) per share
            As reported                                              $       0.02            $      (0.02)
            Pro forma                                                                        $      (0.02)

     SFAS No. 142 also requires companies to perform an impairment test within six months of adopting the statement. Steps required in the impairment test include: Step 1 - identifying reporting units, assigning assets and liabilities to the reporting units, assigning goodwill to reporting units, and determining if the fair value of each reporting unit is less than its carrying amount. If the fair value is below carrying value, Step 2 - determining the impairment amount - is performed. The Company will complete this test during the second quarter of fiscal 2002.

E.   Income Taxes

     The Company's estimated effective tax rate for the first three months of fiscal 2002 is 30%, compared to 28%, before the effect of the cumulative change in accounting principle, for the first three months of fiscal 2001. The rate for the first quarter of fiscal 2002 differs from the effective tax rate for the first quarter of fiscal 2001 primarily as a result of changes in the forecasted income before taxes for fiscal 2002.

     The Company paid cash amounts for income taxes of $1.2 million in the first three months of fiscal 2002 and $1.0 million during the same period of fiscal 2001.

F.   Line of Credit

     The Company currently has a $10 million unsecured revolving bank line of credit. The line of credit expires on March 3, 2003 and can be renewed at the option of the Company for a one-year period. The line can be used for either letter of credit or working capital purposes and is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At January 31, 2002, there were standby letters of credit of $2.9 million outstanding under this agreement. A subsidiary of the Company also has a Letter Agreement and stand-by letters of credit of $1.5 million at January 31, 2002 with the same bank. The Letter Agreement is subject to financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. The Company has an additional credit facility with another bank, which is not subject to a loan agreement. At January 31, 2002, there was a minimal amount of standby letters of credit outstanding under this arrangement.

G.   Restructuring

     At the end of the fourth quarter of fiscal 2001, the Company incurred $50.7 million of pre-tax, restructuring charges resulting from general market conditions, customer demands, and the Company's evolution of its business strategy. The new business strategy focuses on eBusiness solutions along with Net services software designed to secure and power the networked world across leading operating systems. This included refining the Company's consulting initiatives, refocusing research and development efforts, defining sales and marketing efforts to be more customer and solutions oriented, and adjusting the overall cost structure given current revenue levels and Company direction.

     Specific actions included reducing the Company's workforce worldwide by approximately 1,100 (approximately 16%), consolidating excess facilities and disposing of excess property and equipment, terminating a management consulting contract that no longer fits with the Company's strategic focus, and abandoning and writing off technologies that no longer fit within the integrated Company's new strategy. The Company also realigned its remaining resources to better manage and control its business. The following table summarizes the costs and activities during the first quarter of fiscal 2002, related to the fourth quarter 2001 restructuring.

                                                    Balance at           Cash          Non-Cash          Balance at
                                                 October 31, 2001      Payments         Charges       January 31, 2002
                                                 ----------------      --------         -------       ----------------
     (Amounts in thousands)
     Severance and benefits                        $     32,793      $   (21,253)    $        --        $     11,540
     Excess facilities and property and
       equipment                                         10,896           (3,055)         (2,030)              5,811
     Other restructuring-related costs                      911             (226)             --                 685
                                                   ------------      ------------    -----------        ------------
                                                   $     44,600      $   (24,534)    $    (2,030)       $     18,036
                                                   ============      ===========     ===========        ============

     As of January 31, 2002, the remaining portion of the fourth quarter 2001 restructuring charge included accrued liabilities largely related to severance and benefits, which will be paid out during fiscal 2002, and redundant facilities costs, which will be paid over the respective remaining lease terms.

     During the third quarter of fiscal 2001, the Company recorded a restructuring charge of approximately $30.4 million, pre-tax, as a result of the Company's acquisition of Cambridge Technology Partners, Inc. ("Cambridge") and changes in the Company's business to move towards an eBusiness strategy.

     Specific actions included reducing the Company's workforce worldwide by approximately 280 employees (approximately 5% before the addition of Cambridge) across all functional areas, consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within the Company's new strategy, and discontinuing unprofitable product lines. The following table summarizes the activity during the first quarter of 2002, related to the third quarter 2001 restructuring costs.



                                                   Balance at            Cash          Non-Cash         Balance at
                                                October 31, 2001       Payments         Charges      January 31, 2002
                                                ----------------       --------         -------      ----------------
     (Amounts in thousands)
     Severance and benefits                        $      3,377      $      (377)     $        --       $      3,000
     Abandoned technology                                   211             (211)              --                 --
     Excess facilities and property and
       equipment                                          9,736           (3,298)              --              6,438
     Exit unprofitable product lines                        486             (486)              --                 --
     Other restructuring-related costs                      527             (162)              --                365
                                                   ------------       ----------       ----------       ------------
                                                   $     14,337      $    (4,534)     $        --       $      9,803
                                                   ============      ===========      ===========       ============

     As of January 31, 2002, the remaining portion of the third quarter 2001 restructuring charge included accrued liabilities largely related to severance and benefits, which will be paid out during fiscal 2002, and excess facilities costs, which will be paid over the respective remaining lease terms.

     During the fourth quarter of fiscal 2000, the Company recorded a restructuring charge of approximately $47.9 million, pre-tax, as a result of the Company's plan to change its business strategy to address changes in the market due to technology changes, customer demands, and methods of distribution. The new business strategy focuses on a Net services business model and on electronic or e-solutions.

     Specific actions taken included reducing the Company's workforce worldwide by approximately 700 employees (approximately 13%), consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within the Company's new strategy, discontinuing unprofitable products and closing offices in unprofitable locations. The following table summarizes the activity during the first quarter of fiscal 2002, related to the fiscal 2000 restructuring.

                                                   Balance at            Cash          Non-Cash         Balance at
                                                October 31, 2001       Payments        Charges       January 31, 2002
                                                ----------------       --------        --------      ----------------
     (Amounts in thousands)
     Severance and benefits                        $         71      $       (71)     $        --       $         --
     Excess facilities and property and
       equipment                                          2,318             (219)              --              2,099
     Other restructuring-related costs                    1,432             (283)              --              1,149
                                                   ------------      ------------     -----------       ------------
                                                   $      3,821      $      (573)     $        --       $      3,248
                                                   ============      ===========      ===========       ============

     As of January 31, 2002, the remaining portion of the fiscal 2000 restructuring charge included accrued liabilities related mainly to redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

H.   Commitments and Contingencies

     On December 21, 2001, the Company formed a venture capital fund, Novell Technology Capital Fund I, L.P. (the "Fund"), and related entities that include Novell Technology GPLP I, L.P. ("GPLP"), the general partner of the Fund. The Fund was established to achieve a superior return on investments for its partners by locating, analyzing and investing in high-growth-oriented businesses. The general partner of GPLP is a wholly-owned corporate subsidiary of Novell. Novell has committed to an aggregate investment of $15 million in GPLP and the Fund, primarily through a limited partnership commitment to the Fund. This commitment may increase as additional limited partners are brought into the Fund, to a cap of $30 million. Additionally, Novell is entitled to 68.25% of the amounts allocable to GPLP by the Fund, which is generally equal to 20% of the net gains of the Fund. Mr. Messman, a director and the Company's Chief Executive Officer and President, committed to an investment of $182,500 in the Fund as a limited partner. Mr. Linsalata, the Company's Senior Vice President, Venture Investments, committed to an investment of $100,000 in the Fund as a limited partner, and to an investment of $82,500 in GPLP as a limited partner. Additionally, Mr. Linsalata is entitled to 13.75% of the amounts allocable to GPLP by the Fund, which is generally equal to 20% of the net gains of the Fund. No amounts have been distributed by the Fund or GPLP. The financial and operating results of NTC I and related entities have been consolidated in Novell's financial statements for the first quarter of fiscal 2002.

     The Board of Directors also established the Novell Venture account within Novell's investment portfolio for the purpose of making investments in private companies, mainly small capitalization stocks in the high-technology industry sector, and funds managed by venture capitalists for the promotion of the Company's business and strategic objectives. As of January 31, 2002, the Company had invested $76.7 million into these externally managed venture capital funds and had commitments to contribute an additional $90.8 million over the next two to three years, as requested by the fund managers. Novell, through its acquisition of Cambridge, also owns both limited and general partnership interests in the Cambridge Technology Capital Fund I ("CTC I") of approximately 24%. As of January 31, 2002, the Company had contributed $5.7 million to CTC I and had commitments to contribute an additional $300,000 through 2007.

     In February 1998, a suit was filed in the U.S. District Court, District of Utah, against Novell and certain of its officers and directors, alleging violation of federal securities laws by concealing the true nature of Novell's financial condition and seeking unspecified damages. The lawsuit was brought as a purported class action on behalf of purchasers of Novell common stock from November 1, 1996 through April 22, 1997. The Federal District Court dismissed the original complaint on November 2, 2000, however, the plaintiffs filed an amended complaint on November 22, 2000 in an effort to remedy inadequacies in the original complaint. Novell has moved the court to dismiss the amended complaint on the same grounds relied on in the court's dismissal of the original complaint. If the case continues, Novell intends to vigorously defend against the allegations. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

     In January 1995, Lantec, Inc. filed suit against Novell in the U.S. District Court, the District of Utah, for alleged anti-trust violations arising from Novell's acquisition of the GroupWise technology. The plaintiffs were seeking to demonstrate damages of $300 million. On April 19, 2001, the judge ruled in favor of Novell and dismissed the original complaint; however, on June 8, 2001 the plaintiffs filed a notice of appeal. Novell intends to vigorously defend against the claims. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

     The Company is also a party to a number of legal claims arising in the ordinary course of business. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position, results of operations, or cash flows.

I.   Segment Information

     The Company is organized and operates as three business segments: product, consulting, and Volera, Inc. The Company's products and services are sold throughout the world. The Company's offerings within the product segment are sold domestically via direct, OEM, reseller, and distributor channels, and internationally through distributors who sell to dealers and end users. The following is a description of each of the three segments:

     o Product - includes Net Management Services products (Directory-Enabled OS, Management and Collaboration products, and UNIX royalties), NDS Directory Services and other directory products, and product-related customer service, support, and education.
     o Consulting - includes Novell and Cambridge IT services consulting and Celerant management consulting o Volera, Inc. - Novell's majority-owned subsidiary, which provides Content Distribution Network software.

     Beginning November 1, 2001, performance of the Company is evaluated by the Company's chief decision makers, the Chief Executive Officer and Executive Management Committee, based on evaluation of revenue, gross margin and operating profit for each business unit. Revenue is also evaluated based on results by geographic region. Separate financial information is not available by business unit in regards to asset allocation. Segment operating results were calculated for the fourth quarter of fiscal 2001 for comparative purposes. However except for revenue, operating results by segment are not available for the first quarter of fiscal 2001. Prior to the acquisition of Cambridge, the Company's systems did not support the breakout of operating results other than net sales. Operating results, other than net sales, were available on a total company basis only.

     Operating Results by Segment

     Quarter ended January 31, 2002                     Product       Consulting         Volera       Total Novell
                                                        -------       ----------         ------       ------------
     Amounts in thousands
     Net sales                                        $  199,257     $   69,671       $    2,135      $  271,063
     Cost of sales                                        37,169         72,695              909         110,773
                                                      ----------     ----------       ----------      ----------
       Gross profit                                      162,088         (3,024)           1,226         160,290
     Segment operating expenses                          122,725         27,273            7,125         157,123
                                                      -----------    ----------       ----------      ----------
       Segment income (loss) from operations          $   39,363     $  (30,297)      $   (5,899)          3,167
                                                      ==========     ===========      ===========
     Unallocated operating expenses                                                                        1,691
                                                                                                      ----------
       Income (loss) from operations                                                                  $    1,476
                                                                                                      ==========


     Quarter ended January 31, 2001                     Product       Consulting         Volera       Total Novell
                                                        -------       ----------         ------       ------------
     Amounts in thousands
     Net sales                                        $  230,103     $   13,074       $    1,858      $  245,035



     Quarter ended October 31, 2001                     Product       Consulting         Volera       Total Novell
                                                        -------       ----------         ------       ------------
     Amounts in thousands
     Net sales                                        $  215,004     $   90,419       $    2,187      $  307,610
     Cost of sales                                        39,345         79,206            1,516         120,067
                                                      ----------     ----------       ----------      ----------
       Gross profit                                      175,659         11,213              671         187,543
     Segment operating expenses                          141,817         32,539           10,711         185,067
                                                      -----------    ----------       ----------      ----------
       Segment income (loss) from operations          $   33,842     $  (21,326)      $  (10,040)          2,476
                                                      ==========     ===========      ===========
     Unallocated operating expenses                                                                       54,446
                                                                                                      ----------
       Income (loss) from operations                                                                  $  (51,970)
                                                                                                      ===========

     Segment operating expenses include direct segment costs along with management's allocation of certain common sales, marketing, and general and administrative costs to each business unit. Unallocated operating expenses included approximately $1.7 million of integration expense in the first quarter of fiscal 2002 and approximately $4.7 million of integration costs and $49.8 of restructuring costs in the fourth quarter of fiscal 2001.

     Prior to fiscal 2002, the company operated in one segment. Management and the Company's decision makers evaluated the company based on total Company results. Revenue was evaluated based on geographic location and product category. Separate financial information was not available by product category and geographic location. The following table shows first quarter 2002 and 2001 revenue under the previous segment categories.

     Revenue by product category                             Three Months Ended
     ---------------------------                     -----------------------------------
     Amounts in thousands                            January 31, 2002  January  31, 2001
     --------------------                            ----------------  -----------------
     Net services                                        $  153,714         $  186,860
     Net directory services                                  11,324              7,632
     Net content services                                     2,135              1,858
     Consulting, support services and education             103,890             48,685
                                                         ----------         ----------
       Total net sales                                   $  271,063         $  245,035
                                                         ==========         ==========


     Sales outside the U.S. are comprised of sales to international customers in Europe, the Middle East, Canada, South America, and Asia Pacific. International sales in any single international location were not material to the Company as a whole.

     For the first three months of fiscal 2002 and fiscal 2001, sales to international customers were approximately $127.5 million and $106.4 million, respectively. In the first three months of fiscal 2002 and fiscal 2001, 75% and 66%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total net sales in either period.

     There were no customers accounting for more than 10% of total revenue during the first three months of fiscal 2002 or fiscal 2001.

J.   Net Income (Loss) Per Share

                                                                  Three Months Ended
                                                          ------------------------------------
     Amounts in thousands, except per share data          January 31, 2002    January 31, 2001
     -------------------------------------------          ----------------    ----------------
     Basic net income per share computation
     Net income (loss)                                       $     8,351         $    (7,774)
                                                             -----------         ------------
     Weighted average shares outstanding                         362,428             322,183
                                                             -----------         -----------
     Basic net income (loss) per share                       $      0.02          $    (0.02)
                                                             ===========          ===========

     Diluted net income per share computation
     Net income (loss)                                       $     8,351         $    (7,774)
                                                             -----------         ------------
     Weighted average shares outstanding                         362,428             322,183
     Incremental shares attributable to exercise of
      outstanding options (treasury stock method)                    542                  --
                                                             -----------         -----------
     Total                                                       362,970             322,183
                                                             -----------         -----------
     Diluted net income (loss) per share                     $      0.02          $    (0.02)

                                                             ===========          ===========

K.   Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, for the three months ended January 31, 2002 and 2001 were as follows:

                                                                  Three Months Ended
                                                          -------------------------------------
     Amounts in thousands                                 January 31, 2002     January 31, 2001
     --------------------                                 ----------------     ----------------
     Net income (loss)                                       $     8,351         $    (7,774)
     Change in net unrealized loss on investments                   (246)            (18,084)
     Change in cumulative translation adjustment                   1,367                 714
                                                             -----------         -----------
     Comprehensive income (loss)                             $     9,472         $   (25,144)
                                                             ===========         ============

     The components of accumulated other comprehensive income, net of related tax, at January 31, 2002 and October 31, 2001, are as follows:

                                                          January 31, 2002    October 31, 2001
     Amounts in thousands
     Net unrealized gain on investment:                      $     4,786         $     5,032
     Cumulative translation adjustment                            (1,210)             (2,577)
                                                             ------------        ------------
     Accumulated other comprehensive income                  $     3,576         $     2,455
                                                             ===========         ===========

L.   Derivative Instruments

     The Company hedges currency risks of some assets and liabilities denominated in foreign currencies through the use of one-month forward contracts. Due to the short period of time between entering into the forward contracts and the quarter end, the fair value of the derivatives as of January 31, 2002 is insignificant and accordingly did not have a material impact on our financial position or results of operations.

M.   Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 will be effective for fiscal year 2002 and will be applied prospectively. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 144 will have on its consolidated financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, such forward-looking statements may be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue" or the negative thereof or other comparable terminology. Such forward-looking statements include statements regarding, among other things, our revenue expectations, future business strategies, market conditions, and opportunities, and liquidity. All forward-looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially from the results discussed in such forward-looking statements as a result of a number of factors, which include, but are not limited to, those set forth below in the section titled "Risk Factors Affecting Future Results of Operations."

Introduction

Novell, Inc., ("Novell" or the "Company") provides eBusiness solutions and Net services software designed to secure and power the networked world. Novell and its services division, Cambridge Technology Partners ("Cambridge"), help organizations solve complex business challenges, simplify their systems and processes, and capture new opportunities. Novell provides worldwide channel, consulting, education and developer programs to support its offerings.

Critical Accounting Policies

The Company considers certain accounting policies related to revenue recognition and impairment of long-lived assets and valuation of deferred tax assets to be critical policies due to the estimation processes involved in each.

Revenue recognition. The Company's IT consulting services business derives a significant portion of its revenue from fixed-price, fixed-time contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized based on percentage of completion, using time-to-completion to measure the percent complete with revisions to estimates reflected in the period in which changes become known. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations.

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

Impairment of long-lived assets and valuation of deferred tax assets. The Company's long-lived assets include long-term investments, goodwill and other intangible assets. At January 31, 2002, the Company had $113 million of long-term investments, $195 million of goodwill and other intangible assets, and $94 million of net deferred tax assets, current and non-current, accounting for approximately 22% of the Company's total assets. The fair value of the long-term investments is dependant on the performance of the companies or venture funds in which the Company has invested, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments, the Company will consider these factors as well as forecasted financial performance of its investees. If these forecasts are not met, the Company may have to record additional impairment charges not previously recognized. During the quarter ended January 31, 2002, the Company recognized $5 million of impairment losses related to its long-term investments.

In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On November 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets," and is, therefore, required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. The company's first goodwill impairment analysis under FAS 142 will be complete during the second quarter of fiscal 2002. During the first quarter of fiscal 2002, the Company did not record any impairment losses related to goodwill and other intangible assets.

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

Results of Operations

Net Sales
                                      Three months ended January 31,
                                          2002              2001          Change
     Net sales (thousands)             $ 271,063        $ 245,035          10.6%

Beginning in fiscal 2002, Novell's operations are organized by operating segment
- product, consulting, and Volera, Inc.

     o Product - includes Net Management Services products (Directory-Enabled OS, Management and Collaboration products, and UNIX royalties), NDS Directory Services and other directory products, and product-related customer service, support, and education
     o Consulting - includes Novell and Cambridge IT services consulting and Celerant management consulting o Volera, Inc. - Novell's majority-owned subsidiary, which provides Content Distribution Network software

Product sales decreased to $199.3 million or 13.4% in the first quarter of fiscal 2002 compared to the same period of fiscal 2001. Within the product segment, sales from Net Management Services products decreased $37.1 million or 18% in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 primarily due to decreased sales of older Netware versions, which have not been completely offset by sales of Netware version 6, decreased sales of management and collaboration products, and lower Unix royalties. Sales from Net Directory Services products increased $3.7 million or 48.4% in the first quarter of fiscal 2002 compared to the same period of fiscal 2001 primarily due to increased sales from DirXML. Product related service, education, and support decreased $1.3 million. The Company believes net product sales over the remaining three quarters of fiscal 2002 will remain relatively flat compared to the first quarter of fiscal 2002.

Consulting sales were $69.7 million or 433% higher in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001, due to the acquisition of Cambridge in the third quarter of fiscal 2001. Cambridge and Celerant sales added $57.8 million to the first quarter of fiscal 2002. Without Cambridge and Celerant, sales in the first quarter of fiscal 2002, consulting sales would have been $11.9 million compared to $13.1 million in the first quarter of fiscal 2001. Consulting sales decreased $20.7 million in the first quarter of fiscal 2002 compared to the fourth quarter of fiscal 2001 primarily due to a weakened services market and decreased demand for the Company's systems integration and e-business solutions consulting. The Company expects to see slight declines in consulting sales over the remaining three quarters of fiscal 2002.

Net sales from Volera, Inc. were relatively flat in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 and is expected to increase over the prior year during the next few quarters.

International sales represented 47% of total net sales in the first quarter of fiscal 2002 compared to 43% in the first quarter of fiscal 2001. During the first quarter of fiscal 2002, international sales increased 20% while domestic sales increased 4% compared to the same period of fiscal 2001. The increase in domestic sales during the first quarter was due to the addition of Cambridge, offset by a decline in the IT consulting market. Internationally, sales increased due to the addition of Cambridge and recovering European market conditions.

Total net sales have decreased 12% in the first quarter of fiscal 2002 compared to the fourth quarter of fiscal 2001. Product sales were down 7%, consulting sales were down 23% and Volera sales were down 2% in the first quarter of fiscal 2002 compared to the fourth quarter of fiscal 2001. The Company expects total net sales for fiscal 2002 to be between $1.06 billion and $1.08 billion. The Company is working to address the decline in domestic sales, particularly related to the consulting segment, in an effort to improve results in future periods. The Company is near completion of its integration of Cambridge and during the first quarter of fiscal 2002, the Company reorganized its sales force to focus on direct selling and on solutions offerings. The Company anticipates that it will take several quarters to fully realize the benefits from these actions.

Gross Profit
                                      Three months ended January 31,
                                          2002              2001         Change
     Gross profit (thousands)          $  160,290       $  178,081       (10.0)%
       Percentage of net sales              59.1%            72.7%

Gross profit as a percentage of net sales decreased in the first quarter of 2002 compared to the same period of fiscal 2001, primarily due to the effects of decreased sales levels and a higher mix of lower-margin consulting business. The mix between product sales and consulting sales has shifted due to the acquisition of Cambridge, causing product sales to become a smaller percentage of total sales. During the first quarter of fiscal 2002, gross margin for the consulting segment was a negative $3.0 million. The negative margin is primarily due to decreased consulting sales and the costs of excess consultants who were not fully utilized on consulting engagements. The Company does not expect gross profit margins to reach first quarter fiscal 2001 levels in the future due to the increase in the consulting business. However, the Company believes the current gross profit margin of 59.1% is too low and is currently addressing ways to increase this in future periods.

Operating Expenses
                                      Three months ended January 31,
     (dollars in thousands)               2002              2001         Change
                                          ----              ----         ------
     Sales and marketing                $ 87,366         $ 121,419       (28.0)%
       Percentage of net sales             32.2%             49.6%
     Product development                  41,123            46,846       (12.2)%
       Percentage of net sales             15.2%             19.1%
     General and administrative           30,325            23,100        31.3 %
       Percentage of net sales             11.2%              9.4%
     Total operating expenses          $ 158,814         $ 191,365       (17.0)%
       Percentage of net sales             58.6%             78.1%

Sales and marketing expenses decreased by $34.1 million in the first quarter of fiscal 2002 compared to the same period in fiscal 2001, primarily due to decreased spending on marketing campaigns and lower headcount due to the restructurings in the third and fourth quarters of fiscal 2001. Sales and marketing headcount decreased by 130 heads year-over-year. In addition, sales and marketing expenses fluctuate in any given period due to timing of product promotions, advertising or other discretionary expenses.

Product development expenses decreased $5.7 million in the first quarter of fiscal 2002 compared to the same period in fiscal 2001, due primarily to decreased headcount as a result of the restructurings that took place in the third and fourth quarters of fiscal 2001. Product development headcount decreased by 134 year-over-year. Product development expense as a percentage of sales decreased due to the addition of Cambridge consulting sales, which does not have any associated product development costs.

General and administrative expenses increased $7.2 million during the first quarter of fiscal 2002 compared to the same period of fiscal 2001. The increase in general and administrative expense dollars and as a percentage of sales was primarily due to the addition of Cambridge general and administrative costs, integration costs related to the acquisition, and increased headcount as a result of the Cambridge acquisition, offset somewhat by the restructurings that took place in the third and fourth quarters of fiscal 2001.

Restructuring

At the end of the fourth quarter of fiscal 2001, the Company incurred $50.7 million of pre-tax restructuring charges resulting from general market conditions, customer demands and the Company's evolution of its business strategy. The new business strategy focuses on eBusiness solutions along with Net services software designed to secure and power the networked world across leading operating systems. This included refining the Company's consulting initiatives, refocusing research and development efforts, defining sales and marketing efforts to be more customer and solutions oriented, and adjusting the overall cost structure given current sales levels and Company direction. The restructuring charge included $32.8 million of severance and employee related costs for a reduction in workforce of approximately 1,100 personnel (approximately 16%), $10.9 million for excess facilities and related property and equipment disposals, $5.0 million for future committed payments related to termination of a management consulting contract that no longer fits with the Company's strategic focus, and $2 million for other related charges. The Company also realigned its remaining resources to better manage and control its business.

Of the total $50.7 million charge, cash payments of $24.4 million have been paid out as January 31, 2002. After writing off certain non-cash charges, accruals of $18.0 million relating to the fourth quarter restructuring remain as of January 31, 2002, primarily related to severance and benefits to be paid out during fiscal 2002 and excess facility charges, which will be paid over the respective lease terms.

During the third quarter of fiscal 2001, the Company recorded a restructuring charge of approximately $30.4 million, pre-tax, as a result of the Company's acquisition of Cambridge and changes in the Company's business to move towards the Company's eBusiness strategy. Specific actions and the related charges taken included $16.0 million to reduce the Company's workforce worldwide by approximately 280 employees across all functional areas (approximately 5% before the addition of Cambridge), $10.7 million to consolidate facilities and dispose of excess property and equipment, $0.9 million to abandon and write off technologies that no longer fit within the Company's new strategy, $2.1 million to discontinue unprofitable product lines, and $0.7 million for other related restructuring costs.

Of the total $30.4 million third quarter 2001 charge, cash payments of $19.3 million have been paid out as January 31, 2002. After writing off certain non-cash charges, accruals of $9.8 million remain as of January 31, 2002, primarily related to severance and benefits to be paid out during fiscal 2002 and excess facility charges, which will be paid over the respective lease terms.

 As a result of the two fiscal 2001 restructurings, the Company estimates that its operating expenses will be reduced by approximately $170 million annually compared to fourth quarter fiscal 2001 levels, before increased strategic expenditures. As of the end of the first quarter of fiscal 2002, the company had recognized approximately $38 million in savings due to the restructurings over the fourth quarter 2001 expense levels.

During the fourth quarter of fiscal 2000, the Company incurred $47.9 million of pre-tax restructuring charges resulting from the Company's plan to change its business strategy to address changes in the market due to technology changes, customer demands, and methods of distribution. The new business strategy focuses on a Net services business model and on electronic or e-solutions. This included a reorganization of the Company into new business units, refocusing research and development efforts, analyzing profitability of products and discontinuing unprofitable ones, defining sales and marketing efforts to be more customer-oriented and market driven, and adjusting the Company's overall cost structure given current sales levels. The charge included $17.0 million of severance for a reduction in workforce of approximately 700 personnel (approximately 13%), $5.1 million for redundant facilities, $22.8 million for abandonment of technologies that no longer fit with the Company's strategic focus, and $3.0 million for other related charges.

Of the total $47.9 million fiscal 2000 restructuring charge, cash payments of $21.6 million have been paid out as of January 31, 2002. After writing off certain non-cash charges, accruals of $3.2 million remain as of January 31, 2002, primarily related to excess facility and long-term contract charges to be paid out over the contract terms.

The Company could incur additional restructuring charges in the future as it continues to develop its eBusiness strategy and react to market conditions.

Employee Headcount

     (dollars in thousands)                January 31, 2002    January 31, 2001       Change
     ----------------------                ----------------    ----------------       ------
     Employees at end of period                      6,267               4,794        30.7 %
     Annualized sales  per average
       employee                                  $     163           $     202       (19.2)%

Headcount increased from the first quarter of 2001, primarily due to the acquisition of Cambridge, which added approximately 2,700 employees, offset somewhat by the restructuring related reductions that occurred during the third and fourth quarters of fiscal 2001.

Other Income, Net
                                      Three months ended January 31,
     (dollars in thousands)               2002              2001         Change
     ----------------------               ----              ----         ------
     Other income, net                 $  10,454        $  17,831        (41.4)%
       Percentage of net sales              3.9%             7.3%

The primary component of other income is related to investment income or losses. During the first quarter of fiscal 2002, investment income of $8.0 million was offset by investment impairment losses of $5.4 million. Investment income during the first quarter of fiscal 2001 included income of $17.3 million from equity sales offset somewhat by $2.7 million of investment impairment losses. The $5.4 million investment impairment relates to certain investments in the Company's portfolio, whose declines in market values was determined to be other than temporary. Also included in other income during the first quarter of fiscal 2002 was an $8.8 million gain on the sale of a building.

Income Taxes Expense
                                      Three months ended January 31,
     (dollars in thousands)               2002              2001         Change
     ----------------------               ----              ----         ------
     Income tax expense                 $  3,579          $ 1,273         181.1%
       Percentage of net sales               1.3%             0.5%
     Effective tax expense rate             30.0%            28.0%

The Company's effective tax rate for the first quarter of fiscal 2002 and for fiscal 2002 is estimated to be 30% compared to 28% in the first quarter of fiscal 2001 and 21% for fiscal 2001, before restructuring charges and investment impairment. The rate for the first quarter of fiscal 2002 differs from the effective tax rates for the first quarter of fiscal 2001 and for fiscal 2001 primarily as a result of changes in the forecasted income before taxes for fiscal 2002.

Net Income (Loss) and Net Income (Loss) Per Share

     (dollars in thousands, except            Three months ended January 31,
                                              ------------------------------
       per share data)                             2002             2001            Change
                                                   ----             ----            ------
     Income before accounting change           $   8,351           $ 3,274           155.1%
       Percentage of net sales                      3.1%              1.3 %
     Net income (loss)                         $   8,351           $(7,774)          207.4%
       Percentage of net sales                      3.1%             (3.2)%
     Income per share, before accounting
      change - basic                           $    0.02           $  0.01
     Net income (loss) per share - basic       $    0.02           $ (0.02)
     Income per share, before accounting
      change - diluted                         $    0.02           $  0.01
     Net income (loss) per share - basic       $    0.02           $ (0.02)



Liquidity and Capital Resources

                                                  January 31, 2002     October 31, 2001        Change
                                                  ----------------     ----------------        ------
     Cash and short-term investments (000s)               $735,519             $705,243          4.3%
       Percentage of total assets                           40.2%                 37.0%

Cash and short-term investments increased by $30.3 million to $735.5 million at January 31, 2002, up from $705.2 million at October 31, 2001. During the first three months of fiscal 2002, cash and short-term investments increased primarily due to $20.7 million provided from operating activities, $16.1 million cash received from the sale of a building, and $1.7 million from the net issuance of common stock. These cash inflows were offset by cash outflows of $5.8 million for net purchases of long-term investments and other long-term investing activities and $2.5 million to purchase property, plant and equipment. Included in the $20.7 million of cash provided from operating activities was approximately $43.0 million of cash payments made during the quarter related to fiscal 2001 merger and restructuring actions accrued at October 31, 2001.

The Company's short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of the Company's investment portfolio is invested in equity securities and mutual funds, which incur market risk. The Company's short-term investment portfolio includes equity securities with gross unrealized gains of $7.0 million and gross unrealized losses of $0.3 million as of January 31, 2002. The Company monitors its investments and records losses when a decline in the investment's market value is determined to be other than temporary.

The Company also invests excess cash in long-term investments through the Novell Venture account, Cambridge Technology Capital Fund I L.P. ("CTC I"), Novell Technology Capital Fund I, L.P. ("NTC I"), and strategic long-term equity investments. Investments made through the Novell Venture account, CTC I, and NTC I generally are in expansion-stage private companies, primarily small capitalization stocks, in the high-technology industry sector. The Novell Venture account funds are managed largely by external venture capitalists. CTC I and NTC I are managed internally. The value of the investments made through the Novell Venture account and CTC I are dependent on the performance, successful acquisition, and/or initial public offering of the investees. The Company monitors its investments and records losses when a decline in the investment's market value is determined to be other than temporary.

The Company's principal source of liquidity has been from operations. At January 31, 2002, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $7 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, strategic investments, product development and flexibility in a dynamic and competitive operating environment.

During the first three months of fiscal 2002, the Company continued to generate a positive cash flow from operations. The Company anticipates being able to fund its current operations, integration, restructuring and merger-related costs, and planned capital expenditures for the foreseeable future with existing cash and short-term investments together with internally generated funds. The Company believes that borrowings under the Company's credit facilities or offerings of equity or debt securities are available if the need arises, although offerings may not be available to the Company on acceptable terms, if at all. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 2002 are anticipated to be approximately $40 million, but could be reduced if the growth of the Company is less than presently anticipated. The Company also has commitments to invest up to an additional $90.8 million in externally managed venture capital funds and up to $15 million in internally managed venture capital funds over the next two to three years.

During the fourth quarter of 2001, the Board of Directors extended the Company's stock repurchase program through June 30, 2003 and authorized the use of up to $400 million for the repurchase of additional outstanding shares of the Company's common stock. As of January 31, 2002, $89 million of the authorized amount had been spent to repurchase 14 million shares under this plan at an average price of $6.19 per share. There were no shares repurchased during the first quarter of fiscal 2002.

Recent Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 will be effective for fiscal year 2002 and will be applied prospectively. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 144 will have on its consolidated financial position and results of operations.

Risk Factors Affecting Future Results of Operations

The Company's future results of operations involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from historical results are the following: business conditions and the general economy; competitive factors, such as rival operating systems, directories and applications; acceptance of new products and services and price pressures; availability of third-party compatible products at below market prices; risk of nonpayment of accounts or notes receivable; risks associated with foreign operations; risk of product line or inventory obsolescence due to shifts in technologies or market demand; timing of software product introductions; further declines in the demand for information technology consulting services; risk of consulting clients terminating or reducing the scope of engagements; market fluctuations of investment securities; and litigation.

Other factors may also adversely affect the Company's earnings and stock price, including but not limited to:

    o    competition for qualified employees

    o    competition from other product and service companies

    o    delays in the introduction of new products and services

    o    success of new products, technologies or services

    o    stock market fluctuations unrelated to Company performance

    o    failure to properly estimate costs of fixed fee engagements

    o failure to properly manage consulting engagements within fixed-fees agreed to by customers

    o    inability to fully utilize consultants on client engagements

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

    o product mix, including a shift from higher margin to lower margin products or services

    o    delays or problems with our fulfillment agents

    o impact of foreign currency exchange rates on the price of our products in international locations

    o inability to respond to the decline in sales through the distribution channel

    o inability to derive benefits from our restructurings and new corporate strategy

    o    inability to deliver solutions as expected by our consulting customers

    o    differences in estimates versus actual results

We Compete in a Challenging Market for Computer Software and Consulting Services

Novell competes in a highly challenging market for computer software. One pervasive factor underlying all of the Company's business endeavors is the presence of Microsoft in all sectors of the software business, and Microsoft's dominance in many of those sectors.

In a finding upheld by the Circuit Court for the District of Columbia, the United States District Court found that Microsoft violated Section 2 of the Sherman Act by unlawfully acting to maintain its monopoly over desktop operating systems. The Company believes that Microsoft is exploiting its desktop operating monopoly in a way that is designed to extend its market power into the market for server operating systems, and to claim control of network and web services such as authentication, using many of the same anti-competitive practices found by the United States District Court to be in violation of the nation's anti-trust laws. The Company is concerned that the Second Revised Proposed Final Judgment of the litigation between the Department of Justice and Microsoft will not benefit competition or consumers in a meaningful way and, if approved, could result in continued harm to the Company.

Additionally, the Company does not have the product breadth and market power of Microsoft. Microsoft's ability to ship networking products with features and functionality that compete with Novell's, together with its ability to offer incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products, may significantly inhibit Novell's ability to grow its business. Microsoft has significant financial resources, which could allow it to aggressively price its products and services for long periods of time to the potential detriment of competitors. Microsoft in the past has also employed tactics that limit or block effective and efficient interoperability with Novell's products. Microsoft frequently bundles software features into its operating system for free which compete directly with stand-alone products from Novell. As Microsoft creates new operating systems and applications, there can be no assurance that Novell will be able to ensure its products will be compatible with those of Microsoft.

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

    o Obtaining synergies from the companies' professional services organizations;

    o Obtaining synergies from the companies' service and product offerings effectively and quickly;

    o Coordinating sales efforts so that customers can do business easily with the combined company;

    o Integrating technology, back office, human resources, accounting and financial systems;

    o Bringing together marketing efforts so that the market receives useful information about the combined company;

    o    Assimilating our employees into a common business culture; and

    o Retaining key officers and employees who possess the necessary skills and experience to quickly and effectively transition and integrate the businesses.

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

We Have Experienced Delays in the Introduction and Acceptance of New Products and Solutions Due to Various Factors

As is common in the computer software industry, Novell has in the past experienced delays in the introduction of new products due to a number of factors, including the complexity of software products, the need for extensive testing of software to ensure compatibility of new releases with a wide variety of application software and hardware devices, and the need to "debug" products prior to extensive distribution. Novell could, in the future, experience the same difficulties in introducing new solutions. Significant delays in developing, completing or shipping new or enhanced products and solutions would adversely affect the Company.

Moreover, the Company may experience delays in market acceptance of new releases of its products and solutions as the Company engages in marketing and education of the user base regarding the advantages and system requirements for new products and solutions, and as customers evaluate the advantages and disadvantages of upgrading. The Company has encountered these issues on each major new release of its products, and expects that it will encounter such issues in the future. Novell's ability to achieve desired levels of sales growth depends at least in part on the successful completion, introduction and sale of new versions of its products and sales of its solutions. There can be no assurance that the Company will be able to respond effectively to technological changes or new product announcements by others, or that the Company's research and development efforts will be successful. Should Novell experience material delays or sales shortfalls with respect to new product or solutions releases, the Company's sales and net income could be adversely affected.

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

Our Existing Product Sales May Deteriorate More Rapidly Than Sales of Our New Products Increase

The Company has several existing products, which it has been selling and upgrading for many years. Technology shifts or competition could occur causing sales of these products to decline at a faster rate than the Company is able to increase sales of new products or technologies. Although sales s from Net Directory Services increased during the first quarter of fiscal 2002, sales s from Net Management Services decreased by 18%, resulting in overall declines in net product sales by 13% in the first quarter of fiscal 2002 compared to the same period of fiscal 2001.

We Face Increased Risks in Conducting a Global Business, Which May Damage Business Results

Novell is a multi-national corporation with offices and subsidiaries around the world and, as such, it faces risks in doing business abroad that it does not face domestically. Certain aspects inherent in transacting business internationally could negatively impact the operating results of the Company, including:

    o costs and difficulties in staffing and managing international operations;

    o    unexpected changes in regulatory requirements;

    o    tariffs and other trade barriers;

    o    difficulties in enforcing contractual and intellectual property rights;

    o    longer payment cycles;

    o    local political, social and economic conditions;

    o potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of "double taxation"; and

    o    fluctuations in currency exchange rates.

Some of Our Short-term, Long-term, and Venture Capital Fund Investments Have Become Impaired. Additional Investments Could Become Impaired

Novell's investment portfolio includes investments in public equity securities, small capitalization stocks in the high-technology industry sector, and funds managed by venture capitalists. Many of these investments have lost a significant portion of their value at least on a short-term basis, and possibly on a permanent basis. Additional investments may also lose value. During the first quarter of fiscal 2002, Novell recorded an impairment charge of $5 million related to some of the long-term investments in its portfolio whose market value had experienced an other-than-temporary decline. As of January 31, 2001, the Company had net unrealized gains or approximately $5 million, net of taxes, on investments. However, there can be no assurances that these gains will be realized and that losses will not occur.

Our Existing Relationships With Other Information Technology Services Organizations May Be Impaired

Novell relies on existing relationships with information technology services organizations that recommend, design and implement solutions for their customers that include Novell Net services products. A change in the willingness of these information technology service organizations to do business with Novell could undercut Novell's efforts to become a solutions-based Net services software company.

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

    o    effectively identify and use leading technologies;

    o    develop strategic and technical expertise;

    o influence and respond to emerging industry standards and other technology changes and to orient management teams to capitalize on these changes;

    o    recruit and retain qualified project personnel;

    o    enhance current services;

    o    develop new services that meet changing customer needs; and

    o    effectively advertise and market services.

Our Services Contracts Contain Pricing Risks

Novell's Cambridge IT services business derives a significant portion of its sales from fixed-price, fixed-time contracts. Because of the complex nature of the services provided, it is sometimes difficult to accurately estimate the cost, scope and duration of particular client engagements. If the Company does not accurately estimate the resources required for a project, does not accurately assess the scope of work associated with a project, does not manage the project properly, or does not satisfy its obligations in a manner consistent with the contract, then the Company's costs to complete the project could increase substantially. The Company has occasionally had to commit unanticipated additional resources to complete projects, and it may have to take similar action in the future. The Company may not be compensated for these additional costs or the commitment of these additional resources.

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

Our Stock Price Will Fluctuate

The Company's future earnings and stock price could be subject to significant volatility, particularly on a quarterly basis. Due to analysts' expectations of continued growth, any shortfall in earnings can be expected to have an immediate and significant adverse effect on the trading price of Novell's Common Stock in any given period. Sales fluctuations may also contribute to the volatility of the trading price of Novell Common Stock in any given period.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate some of these risks, the Company utilizes currency forward contracts and currency options. The Company does not use derivative financial instruments for speculative or trading purposes, and no derivative financial instruments were outstanding at January 31, 2002.

Interest Rate Risk
The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next 12 months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $2.2 million decrease (less than 0.5%) in the fair value of the Company's available-for-sale securities.

Market Risk
The Company also holds available-for-sale equity securities in its short-term investment portfolio. As of January 31, 2002, unrealized gains, before tax effect, on short-term public equity securities totaled $3 million. A 10% adverse change in prices of these short-term equity securities would result in an approximate $1.3 million decrease in the fair value of the Company's short-term investments.

In addition, the Company invests in equity securities, included in its long-term portfolio of investments, for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the high-technology industry sector, both public and private. Because of the nature of these investments, the Company is exposed to equity price risks. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in equity prices of long-term equity securities would result in an approximately $11 million decrease in the fair value of the Company's available-for-sale long-term securities.

Foreign Currency Risk
The Company hedges currency risks of investments denominated in foreign currencies with currency forward contracts. Gains and losses on these foreign currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to the Company. A large portion of the Company's sales , expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily European, Japanese yen and certain other Latin American and Asian currencies. To protect against reductions in value caused by changes in foreign exchange rates, the Company has established balance sheet hedging programs. Currency forward contracts and currency options are utilized in these hedging programs. The Company's hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If the Company did not hedge against foreign currency exchange rate movement, an adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $7.5 million.

All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial position at January 31, 2002. Actual results may differ materially.

Part II. Other Information

Except as listed below, all information required by items in Part II is omitted because the items are inapplicable or the answer is negative.

Item 1.  Legal Proceedings.

The information required by this item is incorporated herein by reference to Footnote H of the Company's financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number          Description

3.2      By-Laws, as amended and restated February 26, 2002
10.1     Separation agreement between Novell, Inc. and Rich Nortz, dated
         July 12, 2001
10.2 Letter agreement between Novell, Inc. and RRE Advisors, LLC, dated December 15, 1995

(b)  Reports on Form 8-K.

    Notice of Novell's scheduled report of fourth quarter results and related conference call to be held on November 29, 2001, as filed on November 6, 2001 under Item 5.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Novell, Inc.
                                  (Registrant)



Date: March 15, 2002                                  /s/ Ronald C. Foster
                                                      -----------------------
                                                          Ronald C. Foster
                                                      Chief Financial Officer
                                                (Principal Financial Officer and
                                                  Principal Accounting Officer)