Form 10-Q
period 2002-04-02
NOVELL INC
filed 2002-06-14
CIK 758004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                  (Mark one)
                    [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended April 30, 2002

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

                                    YES X NO

As of May 31, 2002, there were 364,272,506 shares of the Registrant's Common Stock outstanding.

Part I.  Financial Information
Item 1.  Financial Statements

                                  NOVELL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        April 30, 2002              October 31, 2001
                                                                        --------------              ----------------
Amounts in thousands, except share and per share data                      (Unaudited)
ASSETS
Current assets:
Cash and short-term investments                                      $        683,295              $       705,243
Receivables (less allowances of $42,390 - April 30, 2002
and $47,249 - October 31, 2001)                                               173,379                      227,044
Inventories                                                                       416                          947
Prepaid expenses                                                               29,391                       29,808
Deferred income taxes                                                          24,930                       34,595
Other current assets                                                           25,043                       29,729
                                                                     ----------------              ---------------

Total current assets                                                          936,454                    1,027,366

Property, plant and equipment, net                                            461,033                      496,620
Goodwill                                                                       51,539                      187,795
Intangible assets                                                               3,714                        4,221
Long-term investments                                                          93,198                      114,971
Other assets                                                                   85,943                       73,033
                                                                     ----------------              ---------------

Total assets                                                         $      1,631,881              $     1,904,006
                                                                     ================              ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                     $         55,977              $        77,571
Accrued compensation                                                           80,267                       87,382
Accrued marketing liabilities                                                  12,796                       13,672
Other accrued liabilities                                                     111,291                      150,842
Income taxes payable                                                           26,145                       38,175
Deferred revenue                                                              212,268                      243,261
                                                                     ----------------              ---------------

Total current liabilities                                                     498,744                      610,903

Minority interests                                                             20,438                       22,436

Shareholders' equity: Common stock, par value $.10 per share Authorized -
600,000,000 shares Issued - 364,272,506 shares-April 30, 2002
         362,341,403 shares-October 31, 2001                                   36,427                       36,234
Preferred stock, par value $.10 per share
Authorized - 500,000 shares, Issued - 0 shares                                     --                           --
Additional paid in capital                                                    262,877                      256,332

Retained earnings                                                             820,386                      985,486
Accumulated other comprehensive income (loss)                                  (1,874)                       2,455
Other                                                                          (5,117)                      (9,840)
                                                                     -----------------             ----------------

Total shareholders' equity                                                  1,112,699                    1,270,667
                                                                     ----------------              ---------------

Total liabilities and shareholders' equity                           $      1,631,881              $     1,904,006
                                                                     ================              ===============

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                           Three Months Ended
                                                                             ---------------------------------------------
                                                                              April 30, 2002                April 30, 2001
Amounts in thousands, except per share data
Net sales                                                                    $       273,853               $       240,755
Cost of sales                                                                        112,828                        67,125
                                                                             ---------------               ---------------
Gross profit                                                                         161,025                       173,630

Operating expenses:
Sales and marketing                                                                   84,169                       116,903
Product development                                                                   40,361                        52,566
General and administrative                                                            31,055                        26,146
Restructuring                                                                         19,100                            --
                                                                             ---------------               ---------------

Total operating expenses                                                             174,685                       195,615

Loss from operations                                                                 (13,660)                      (21,985)

Other income (loss), net
Investment income (loss)                                                             (17,199)                     (130,633)
Other, net                                                                            (1,183)                       (1,558)
                                                                             ----------------              ----------------

Other income (loss), net                                                             (18,382)                     (132,191)

Loss before taxes                                                                    (32,042)                     (154,176)

Income tax expense (benefit)                                                          (2,293)                       (2,865)
                                                                             ----------------              ----------------
Net loss before cumulative effect of change in accounting
  principle                                                                          (29,749)                     (151,311)

Cumulative effect of change in accounting principle                                 (143,702)                           --
                                                                             ----------------              ---------------

Net loss                                                                     $      (173,451)              $      (151,311)
                                                                             ================              ================

Net loss per share - basic and diluted:
Before cumulative effect of change in accounting principle                   $        (0.08)               $        (0.48)
Cumulative effect of change in accounting principle                                   (0.40)                            --
                                                                             ---------------               ---------------
                                                                             $        (0.48)               $        (0.48)
                                                                             ===============               ===============

Weighted average shares outstanding - basic and diluted:                             362,754                       317,873

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                          Six Months Ended
                                                                             ---------------------------------------------
                                                                              April 30, 2002                April 30, 2001
Amounts in thousands, except per share data
Net sales                                                                    $       551,712               $       485,790
Cost of sales                                                                        230,397                       134,079
                                                                             ---------------               ---------------
Gross profit                                                                         321,315                       351,711

Operating expenses:
Sales and marketing                                                                  171,535                       238,322
Product development                                                                   81,484                        99,412
General and administrative                                                            61,380                        49,246
Restructuring                                                                         19,100                            --
                                                                             ---------------               ---------------

Total operating expenses                                                             333,499                       386,980

Loss from operations                                                                 (12,184)                      (35,269)

Other income (loss), net
Investment income (loss)                                                             (14,591)                     (113,346)
Other, net                                                                             6,663                        (1,014)
                                                                             ---------------               ----------------

Other income (loss), net                                                              (7,928)                     (114,360)

Loss before taxes                                                                    (20,112)                     (149,629)

Income tax expense (benefit)                                                           1,286                        (1,592)
                                                                             ---------------               ----------------
Net loss before cumulative effect of change in accounting
  principle                                                                          (21,398)                     (148,037)

Cumulative effect of change in accounting principle                                 (143,702)                      (11,048)
                                                                             ----------------              ----------------

Net loss                                                                     $      (165,100)              $      (159,085)
                                                                             ================              ================

Net loss per share - basic and diluted:
Before cumulative effect of change in accounting principle                   $        (0.06)               $        (0.46)
Cumulative effect of change in accounting principle                                   (0.40)                        (0.04)
                                                                             ---------------               ---------------
                                                                             $        (0.46)               $        (0.50)
                                                                             ===============               ===============

Weighted average shares outstanding - basic and diluted:                             362,591                       320,028

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            Six Months Ended
                                                                               April 30, 2002             April 30, 2001
Dollars in thousands
Cash flows from operating activities
Net loss                                                                        $    (165,100)            $    (159,085)
Adjustments to reconcile net loss to net cash provided by operating activities
Gain on sale of fixed assets                                                           (8,762)                       --
Depreciation and amortization                                                          33,495                    41,869
Loss on impaired goodwill                                                             143,702                        --
Loss on impaired investments and fixed assets                                          29,839                   147,806
Non-cash restructuring charges                                                         16,426                        --
Decrease in receivables                                                                53,665                    57,790
Decrease in inventories                                                                   531                     1,156
Decrease (increase) in prepaid expenses                                                   417                    (1,971)
(Increase) decrease in deferred income taxes                                              (64)                    6,095
Decrease in other current assets                                                        4,686                     4,341
Decrease in current liabilities, net                                                 (126,390)                  (31,686)
                                                                                --------------            --------------

   Net cash provided by (used in) operating activities                                (17,555)                   66,315

Cash flows from financing activities
Issuance of common stock, net                                                           7,176                     8,391
Repurchase of common stock                                                                 --                   (64,954)
                                                                                -------------             --------------

   Net cash provided by (used in) financing activities                                  7,176                   (56,563)

Cash flows from investing activities
Expenditures for property, plant and equipment                                        (13,161)                  (18,338)
Proceeds from the sale of property, plant and equipment                                16,050                        --
Purchases of short-term investments                                                  (706,780)                 (435,054)
Maturities of short-term investments                                                  471,449                   415,788
Sales of short-term investments                                                       223,211                    67,330
Proceeds from Volera minority shareholders                                                 --                    25,975
Expenditures for long-term investments                                                (16,583)                  (32,849)
Other                                                                                   8,128                   (15,752)
                                                                                -------------             --------------

   Net cash provided by (used in) investing activities                                (17,686)                    7,100

Total increase (decrease) in cash and cash equivalents                                (28,065)                   16,852

Cash and cash equivalents - beginning of period                                       337,927                   289,537
                                                                                -------------             -------------

Cash and cash equivalents - end of period                                             309,862                   306,389

Short-term investments - end of period                                                373,433                   332,218
                                                                                -------------             -------------

Cash and short-term investments - end of period                                 $     683,295             $     638,607
                                                                                =============             =============


See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS


A.   Quarterly Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As discussed under the heading "Critical Accounting Policies" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," actual results could differ materially from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's fiscal 2001 Annual Report on Form 10-K. These financial statements do include all normal recurring adjustments that the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Certain reclassifications, none of which affected net loss, have been made to the prior years' amounts in order to conform to the current year's presentation.

B.   Cash and Short-term Investments

     The Company considers all highly liquid debt instruments purchased with a term to maturity of three months or less to be cash equivalents. Short-term investments are widely diversified, consisting primarily of short-term investment grade securities, substantially all of which either mature within the next 12 months or have characteristics of short-term investments. Municipal securities included in short-term investments have contractual maturities ranging from one to seven years. Money market preferreds have contractual maturities of less than 180 days. No other short-term investments have contractual maturities. All marketable debt and equity securities that are included in cash and short-term investments are considered available-for-sale and are carried at fair market value. The unrealized gains and losses related to these securities are included in other comprehensive income (loss), net of tax, after any applicable tax valuation allowances. Fair market values are based on quoted market prices where available; if quoted market prices are not available, then fair market values are based on quoted market prices of comparable instruments. The cost of securities sold is based on the specific identification method. Such securities are anticipated to be used for current operations and are therefore classified as current assets, even though some maturities may extend beyond one year.

     The following is a summary of cash and short-term investments, all of which are considered available-for-sale.

                                                                        Gross          Gross         Fair Market
                                                       Cost at       Unrealized      Unrealized       Value at
(Amounts in thousands)                             April 30, 2002       Gains          Losses      April 30, 2002
                                                   --------------       -----          ------      --------------
Cash and cash equivalents:
  Cash                                                $   123,440     $       --     $       --      $    123,440
  U.S. government debt                                     41,124             --             --            41,124
  Corporate debt                                           34,916             --             --            34,916
  Money market funds                                      110,382             --             --           110,382
                                                      -----------     ----------     ----------      ------------
          Total cash and cash equivalents                 309,862             --             --           309,862
Short-term investments:
  U.S. government debt                                    110,102              3           (144)          109,961
  Corporate debt                                          234,512          1,636            (82)          236,066
  Money market preferreds                                  18,001             --             (1)           18,000
  Equity securities                                        10,040            625         (1,259)            9,406
                                                      -----------     ----------     -----------     ------------
          Total short-term investments                    372,655          2,264         (1,486)          373,433

          Total cash and short-term investments       $   682,517     $    2,264     $   (1,486)     $    683,295
                                                      ===========     ==========     ===========     ============

                                                                        Gross          Gross         Fair Market
                                                       Cost at       Unrealized      Unrealized       Value at
(Amounts in thousands)                              October 31,         Gains          Losses       October 31,
                                                    ------------        -----          ------       -----------
                                                        2001                                            2001
                                                        ----                                            ----
Cash and cash equivalents:
  Cash                                                $  156,088       $     --     $       --        $  156,088
  Corporate debt                                           3,995             --             --             3,995
  Money market funds                                     177,844             --             --           177,844
                                                      ----------        -------      ---------        ----------
          Total cash and cash equivalents                337,927             --             --           337,927
Short-term investments:
  State and local government debt                        151,459          5,074             --           156,533
  Corporate debt                                         138,679          2,255             (9)          140,925
  Money market preferreds                                 17,034             --            (34)           17,000
  Mutual funds                                            41,014             --             --            41,014
  Equity securities                                       12,336            538         (1,030)           11,844
                                                      ----------        -------      ---------         ---------
          Total short-term investments                   360,522          7,867         (1,073)          367,316

          Total cash and short-term investments       $  698,449       $  7,867     $   (1,073)        $ 705,243
                                                   -  ==========       ========     ==========         =========

     During the first six months of fiscal 2002, the Company realized gains of $6.1 million and realized losses of $0.3 million on the sale of short-term securities. During the first six months of fiscal 2001, the Company realized gains of $6.7 million and realized losses of $0.1 million from the sale of short-term securities.

     The Company did not record any impairment losses during the first six months of fiscal 2002 or 2001 related to short-term investments whose decline in market value was determined to be other than temporary. The Company reviews all of its investments for impairment and recognizes impairment losses as appropriate.

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

     The Company routinely reviews its investments in private securities and venture funds for impairment. During the first six months of fiscal 2002 and 2001, the Company recognized impairment losses on long-term investments totaling $29.8 million and $144.7 million, respectively.

D.   Goodwill and Intangible Assets

     The following is a summary of goodwill and intangible assets:

                                                                   April 30, 2002         October 31, 2001
          (Amounts in thousands)
          IT consulting related goodwill                             $         --            $    138,211
          Celerant related goodwill                                        42,500                  42,500
          Product related goodwill                                          9,039                   7,084
                                                                     ------------            ------------
            Total goodwill                                           $     51,539            $    187,795
                                                                     ============            ============

            Total intangible assets                                  $      3,714            $      4,221
                                                                     ============            ============

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets," and states that goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The provisions under SFAS No. 142 relating to the discontinuance of amortization of goodwill and indefinite lived intangible assets is effective for assets acquired after June 30, 2001, and upon adoption of the statement to assets acquired prior to June 30, 2001. In addition, the provisions of SFAS No. 142 relating to impairment apply to assets acquired prior to July 1, 2001 upon adoption of SFAS No. 142. Novell has elected to adopt this statement beginning in the first quarter of fiscal 2002, and has discontinued amortization of goodwill acquired prior to July 1, 2001 and will review goodwill and intangibles for impairment on a periodic basis. The following table shows what net income would have been had the provision been applied at the beginning of fiscal 2001:

                                                 Quarter ended    Quarter ended    Year-to-date    Year-to-date
          (Amounts in thousands)                 April 30, 2002  April 30, 2001   April 30, 2002  April 30, 2001
                                                 --------------  --------------   --------------  --------------
          Loss before extraordinary item
            As reported                            $  (29,749)     $ (151,311)      $  (21,398)     $ (148,037)
            Pro forma                                              $ (150,755)                      $ (147,320)
          Net loss
            As reported                            $ (173,451)     $ (151,311)      $ (165,100)     $ (159,085)
            Pro forma                                              $ (150,755)                      $ (158,368)
          Basic and diluted loss per share
            As reported                            $    (0.48)     $     (0.48)     $    (0.46)     $     (0.50)
            Pro forma                                              $     (0.47)                     $     (0.49)

     SFAS No. 142 also requires companies to perform an impairment test within six months of adopting the statement. Steps required in the impairment test include: Step 1 - identifying reporting units, assigning assets and liabilities to the reporting units, assigning goodwill to reporting units, and determining if the fair value of each reporting unit is less than its carrying amount. If the fair value is below carrying value, Step 2 - determining the impairment amount - is performed. The Company completed this test during the second quarter of fiscal 2002. Through Step 1, the Company identified four reporting units; Product, Volera, Inc., Information Technology (IT) Consulting, and Management Consulting. Based on the present value of expected future cash flows and other analysis, the Company determined that the IT Consulting unit had a fair value that was less than its carrying amount. Step 2 was then performed for this unit to determine the impairment amount, resulting in a transitional goodwill impairment loss of $143.7 million as of November 1, 2001, which was recorded as the cumulative effect of an accounting change in the Company's consolidated Statements of Operations. The decline in fair value of the IT consulting unit was primarily due to a softening in the consulting and technology markets as well as the global economy causing a sharp decline in revenue and profitability.

     The changes in the carrying amount of goodwill for the six months ended April 30, 2002 are as follows:

                                                                                              Management
     (Amounts in thousands)                         Product       Volera     IT Consulting    Consulting       Total
                                                    -------       ------     -------------    ----------       -----

     Balance as of November 1, 2001                $    7,084    $      --     $  143,702   $     42,500    $   193,286
     Acquisitions                                       1,955           --             --             --          1,955
     Impairment of goodwill                                --           --       (143,702)            --      (143,702)
                                                   ----------    ---------     -----------  ------------    ----------
     Balance as of April 30, 2002                  $    9,039    $      --     $       --   $     42,500    $    51,539
                                                   ==========    =========     -=========   ============    ===========

     Intangible assets relate to several small product-related acquisitions and are amortized over a two to three year period.


E.   Income Taxes

     The Company's estimated effective tax rate for the first six months of fiscal 2002 is 30% on income before the investment impairment and the effect of the cumulative change in accounting principle. The rate differs from the effective tax rate for fiscal 2001 primarily as a result of changes in the forecasted income before taxes for fiscal 2002. The second quarter 2001 rate included an adjustment to bring the year-to-date rate to 21%. There is no tax benefit for the investment impairment because corporations can only use capital losses to offset capital gains. The Company cannot be assured at this time that it can generate sufficient capital gains during the five-year carry-over period to recognize the tax benefit of this capital loss. Accordingly, a valuation allowance has been established for the investment impairments taken in the second quarter of fiscal 2002. There is no tax benefit for the change in accounting method since goodwill is not deductible for tax purposes in this situation.

     The Company paid cash amounts for income taxes of $9.0 million in the first six months of fiscal 2002 and $2.9 million during the same period of fiscal 2001.

F.   Line of Credit

     The Company currently has a $10 million unsecured revolving bank line of credit. The line of credit expires on March 3, 2003 and can be renewed at the option of the Company for a one-year period. The line can be used for either letter of credit or working capital purposes and is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At April 30, 2002, there were standby letters of credit of $1.7 million outstanding under this agreement. The Company has an additional credit facility with another bank, which is not subject to a loan agreement. At April 30, 2002, there was a minimal amount of standby letters of credit outstanding under this arrangement.

G.       Restructuring

     During the second quarter of fiscal 2002, the Company recorded a restructuring charge of approximately $20.4 million, pre-tax. The charge was a result of the Company's continued move towards its new business strategy of becoming a solutions provider, addressing changes in the market due to technology changes, and becoming more customer focused.

     Specific actions taken included reducing the Company's workforce worldwide by approximately 50 employees (less than 1%), consolidating facilities, closing offices in unprofitable locations, and disposing of excess property and equipment. The following table summarizes the activity during the second quarter of fiscal 2002, related to the fiscal 2002 restructuring.

                                                       Total               Cash         Non-Cash        Balance at
                                               Restructuring Charge      Payments       Charges       April 30, 2002
                                               --------------------      --------       --------      --------------
     (Amounts in thousands)
     Severance and benefits                       $     14,748          $    (1,642)   $    (1,318)     $     11,788
     Excess facilities and property and
       equipment                                         5,146                   --             --             5,146
     Other restructuring-related costs                     492                   --           (150)              342
                                                  ------------          -----------    ------------     ------------
                                                  $     20,386          $    (1,642)   $    (1,468)     $     17,276
                                                  ============          ===========    ============     ============

     As of April 30, 2002, the remaining balance of the second quarter 2002 restructuring charge included accrued liabilities related to severance and benefits, which will be paid out over the next four quarters and redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

     During the second quarter of fiscal 2002, the Company also rolled out approximately $1.3 million of excess accruals related to a fiscal 2000 restructuring, which is included in the restructuring costs reflected on the statement of operations for the three and six months ended April 30, 2002. These excess accruals relate to employee benefits and legal costs that were not required.

     At the end of the fourth quarter of fiscal 2001, the Company incurred $50.7 million of pre-tax, restructuring charges resulting from general market conditions, customer demands, and the Company's evolution of its business strategy. This business strategy focuses on eBusiness solutions along with Net services software designed to secure and power the networked world across leading operating systems. The execution of this strategy included refining the Company's consulting initiatives, refocusing research and development efforts, defining sales and marketing efforts to be more customer and solutions oriented, and adjusting the overall cost structure given current revenue levels and Company direction.

     Specific actions included reducing the Company's workforce worldwide by approximately 1,100 employees (approximately 16%), consolidating excess facilities and disposing of excess property and equipment, terminating a management consulting contract that no longer fits with the Company's strategic focus, and abandoning and writing off technologies that no longer fit within the Company's new strategy. The Company also realigned its remaining resources to better manage and control its business. The following table summarizes the costs and activities during the first six months of fiscal 2002, related to the fourth quarter 2001 restructuring.

                                                                                       Non-Cash
                                                    Balance at           Cash         Charges /          Balance at
                                                 October 31, 2001      Payments       Adjustments      April 30, 2002
                                                 ----------------      --------       -----------      --------------
     (Amounts in thousands)
     Severance and benefits                        $     32,793      $   (26,547)    $    (4,000)       $      2,246
     Excess facilities and property and
       equipment                                         10,896           (5,029)          1,970               7,837
     Other restructuring-related costs                      911             (226)             --                 685
                                                   ------------      ------------    -----------        ------------
                                                   $     44,600      $   (31,802)    $    (2,030)       $     10,768
                                                   ============      ===========     ===========        ============

     As of April 30, 2002, the remaining balance of the fourth quarter 2001 restructuring charge included accrued liabilities largely related to severance and benefits, which will be paid out during fiscal 2002, and redundant facilities costs, which will be paid over the respective remaining lease terms.

     During the third quarter of fiscal 2001, the Company recorded a restructuring charge of approximately $30.4 million, pre-tax, as a result of the Company's acquisition of Cambridge Technology Partners ("Cambridge") and changes in the Company's business to move towards an eBusiness strategy.

     Specific actions included reducing the Company's workforce worldwide by approximately 280 employees (approximately 5% before the addition of Cambridge) across all functional areas, consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within the integrated Company's new strategy, and discontinuing unprofitable product lines. The following table summarizes the activity during the first half of 2002, related to the third quarter 2001 restructuring costs.

                                                   Balance at            Cash          Non-Cash         Balance at
                                                October 31, 2001       Payments         Charges       April 30, 2002
                                                ----------------       --------         -------       --------------
     (Amounts in thousands)
     Severance and benefits                        $      3,377      $      (754)     $        --       $      2,623
     Abandoned technology                                   211             (211)              --                 --
     Excess facilities and property and
       equipment                                          9,736           (4,749)              --              4,987
     Exit unprofitable product lines                        486             (486)              --                 --
     Other restructuring-related costs                      527             (162)              --                365
                                                   ------------       ----------       ----------       ------------
                                                   $     14,337      $    (6,362)     $        --       $      7,975
                                                   ============      ===========      ===========       ============

     As of April 30, 2002, the remaining balance of the third quarter 2001 restructuring charge included accrued liabilities largely related to severance and benefits, which will be paid out during fiscal 2002, and excess facilities costs, which will be paid over the respective remaining lease terms.

H.       Commitments and Contingencies

     On December 21, 2001, the Company formed a venture capital fund, Novell Technology Capital Fund I, L.P. (the "Fund"), and related entities that include Novell Technology GPLP I, L.P. ("GPLP"), the general partner of the Fund. The Fund was established to achieve a superior return on investments for its partners by locating, analyzing and investing in high-growth-oriented businesses. The general partner of GPLP is a wholly-owned corporate subsidiary of Novell. Novell has committed to an aggregate investment of $15 million in GPLP and the Fund, primarily through a limited partnership interest in the Fund. This commitment may increase as additional limited partners are brought into the Fund, to a cap of $30 million. Additionally, Novell is entitled to 68.25% of the amounts allocable to GPLP by the Fund, which is generally equal to 20% of the net gains of the Fund. Mr. Messman, a director and the Company's Chief Executive Officer and President, committed to an investment of $182,500 in the Fund as a limited partner. Mr. Linsalata, the Company's Senior Vice President, Venture Investments, committed to an investment of $100,000 in the Fund as a limited partner, and to an investment of $82,500 in GPLP as a limited partner. Additionally, Mr. Linsalata is entitled to 13.75% of the amounts allocable to GPLP by the Fund, which is generally equal to 20% of the net gains of the Fund. No amounts have been distributed by the Fund or GPLP. The financial and operating results of the Fund, GPLP and other related entities have been consolidated in Novell's financial statements for the second quarter of fiscal 2002.

     The Board of Directors also established the Novell Venture account within Novell's investment portfolio for the purpose of making investments in private companies, mainly small capitalization stocks in the high-technology industry sector, and investments in funds managed by venture capitalists for the promotion of the Company's business and strategic objectives. As of April 30, 2002, the Company had an investments of $36.6 million in private companies and $53.7 million related to these externally managed venture capital funds, and had commitments to the externally managed venture capital funds to contribute an additional $87.0 million over the next two to three years, as requested by the fund managers. Novell, through its acquisition of Cambridge, also owns both limited and general partnership interests in the Cambridge Technology Capital Fund I ("CTC I") of approximately 24%. As of April 30, 2002, the Company had an investment balance of $1.6 million in CTC I and had commitments to contribute an additional $300,000 through 2007.

     In February 1998, a suit was filed in the U.S. District Court, District of Utah, against Novell and certain of its officers and directors, alleging violation of federal securities laws by concealing the true nature of Novell's financial condition and seeking unspecified damages. The lawsuit was brought as a purported class action on behalf of purchasers of Novell common stock from November 1, 1996 through April 22, 1997. After a first dismissal and a subsequent amendment to the complaint, the Federal District Judge dismissed the amended complaint with prejudice for failure to state a claim. The plaintiffs have filed a Notice of Appeal to the Tenth Circuit Court of Appeals and Novell intends to vigorously defend to uphold the Federal District Court's ruling. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

     In January 1995, Lantec, Inc. filed suit against Novell in the U.S. District Court, the District of Utah, for alleged anti-trust violations arising from Novell's acquisition of the GroupWise technology. The plaintiffs were seeking to demonstrate damages of $300 million. On April 19, 2001, the judge ruled in favor of Novell and dismissed the entire complaint. The plaintiff filed a Notice of Appeal to the Tenth Circuit Court of Appeals and Novell intends to vigorously defend to uphold the Federal District Court's ruling. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

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

 I.   Segment Information

     The Company is organized and operates as three business segments: product, consulting, and Volera, Inc. The Company's products and services are sold throughout the world. The Company's offerings within the product segment are sold domestically via direct, OEM, reseller, and distributor channels, and internationally through distributors who sell to dealers and end users. The following is a description of each of the three segments:

     o Product - includes Net Management Services products (Directory-Enabled OS, Management and Collaboration products, and UNIX royalties), NDS Directory Services and other directory products, and product-related customer service, support, and education.
     o Consulting - includes Novell and Cambridge IT services consulting and Celerant management consulting. o Volera, Inc. - Novell's majority-owned subsidiary, which provides Content Distribution Network software.

     Beginning November 1, 2001, performance of the Company is evaluated by the Company's chief decision makers, the Chief Executive Officer and the Executive Management Committee, based on evaluation of revenue, gross margin and segment income (loss) from operations for each of the segments above. Revenue is also evaluated based on results by geographic region. Separate financial information is not evaluated by business segment in regards to asset allocation. Except for net sales, operating results by segment are not available for the second quarter and year-to-date fiscal 2001. Prior to the acquisition of Cambridge, the Company's systems did not support the breakout of operating results by segment other than net sales. Operating results, other than net sales, were available on a total company basis only.

     Operating Results by Segment

     Quarter ended April 30, 2002                       Product       Consulting         Volera      Total Novell
                                                        -------       ----------         ------      ------------
     Amounts in thousands
     Net sales                                        $  197,109     $   75,346       $    1,398      $  273,853
     Cost of sales                                        38,387         73,561              880         112,828
                                                      ----------     ----------       ----------      ----------
       Gross profit                                      158,722          1,785              518         161,025
     Segment operating expenses                          124,693         23,310            6,617         154,620
                                                      -----------    ----------       ----------      ----------
       Segment income (loss) from operations          $   34,029     $  (21,525)      $   (6,099)          6,405
                                                      ==========     ===========      ===========
     Unallocated operating expenses                                                                       20,065
                                                                                                      ----------
       Loss from operations                                                                           $  (13,660)
                                                                                                      ===========

     Quarter ended April 30, 2001                       Product       Consulting         Volera       Total Novell
                                                        -------       ----------         ------       ------------
     Amounts in thousands
     Net sales                                        $  224,214     $   14,691       $    1,850      $  240,755



     Year-to-date April 30, 2002                        Product       Consulting         Volera       Total Novell
                                                        -------       ----------         ------       ------------
     Amounts in thousands
     Net sales                                        $  396,366     $  151,813       $    3,533      $  551,712
     Cost of sales                                        75,556        153,052            1,789         230,397
                                                      ----------     ----------       ----------      ----------
       Gross profit (loss)                               320,810         (1,239)           1,744         321,315
     Segment operating expenses                          247,418         50,583           13,742         311,743
                                                      -----------    ----------       ----------      ----------
       Segment income (loss) from operations          $   73,392     $  (51,822)      $  (11,998)          9,572
                                                      ==========     ===========      ===========
     Unallocated operating expenses                                                                       21,756
                                                                                                      ----------
       Loss from operations                                                                           $  (12,184)
                                                                                                      ===========

                                                        Product       Consulting         Volera       Total Novell
     Year-to-date April 30, 2001
     Amounts in thousands
     Net sales                                        $  454,317     $   27,765       $    3,708      $  485,790

     Segment operating expenses include direct segment costs along with management's allocation of certain common sales, marketing, and general and administrative costs to each business unit. Unallocated operating expenses included restructuring and integration expenses.

     Prior to fiscal 2002, the Company operated in one segment. Management and the Company's decision makers evaluated the Company based on total Company results. Revenue was evaluated based on geographic location and product category. Other than net sales, separate financial information was not available by product category and geographic location. The following table shows second quarter and year-to-date fiscal 2002 and 2001 revenue under the previous segment categories.

     Revenue by product category                             Three Months Ended                  Six Months Ended
     ---------------------------                    -----------------------------------------------------------------------
     Amounts in thousands                               April 30, 2002   April 30, 2001    April 30, 2002   April 30, 2001
     --------------------                               --------------   --------------    --------------   --------------
     Net management services                               $  151,835        $180,891         $  305,551        $  367,752
     Net directory services                                    10,685             7,983           22,009            15,614
     Net content services                                       1,398             1,850            3,533             3,708
     Consulting, support services and education               109,935            50,031          220,619            98,716
                                                           ----------        ----------       -----------       ----------
       Total net sales                                     $  273,853        $  240,755       $  551,712        $  485,790
                                                           ==========        ==========       ==========        ==========


     Sales outside the U.S. are comprised of sales to international customers in Europe, the Middle East, Canada, South America, and the Asian Pacific. International sales in any single international location were not material to the Company as a whole.

     For the first six months of fiscal 2002 and fiscal 2001, sales to international customers were approximately $261.2 million and $214.3 million, respectively. In the first six months of fiscal 2002 and fiscal 2001, 73% and 66%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total net sales in either period.

     There were no customers accounting for more than 10% of total revenue during the first six months of fiscal 2002 or fiscal 2001.

J.   Net Income (Loss) Per Share

                                                            Three Months Ended               Six Months Ended
                                                    ----------------------------------------------------------------------
     Amounts in thousands, except per share data        April 30, 2002   April 30, 2001    April 30, 2002   April 30, 2001
     -------------------------------------------        --------------   --------------    --------------   --------------
     Basic and diluted net income per share
       computation
     Net income (loss)                                    $  (173,451)      $  (151,311)     $  (165,100)      $  (159,085)
                                                          ------------      ------------     ------------      ------------
     Weighted average shares outstanding                      362,754           317,873          362,591           320,028
                                                          -----------       -----------      -----------       -----------
     Basic and diluted net income (loss) per share        $    (0.48)       $    (0.48)      $    (0.46)       $    (0.50)
                                                          ===========       ===========      ===========       ===========

K.   Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, for the three month and year-to-date periods ended April 30, 2002 and 2001 were as follows:

                                                             Three Months Ended                  Six Months Ended
                                                    ----------------------------------------------------------------------
     Amounts in thousands                               April 30, 2002   April 30, 2001    April 30, 2002   April 30, 2001
     --------------------                               --------------   --------------    --------------   --------------
     Net loss                                             $  (173,451)   $     (151,311)     $  (165,100)   $     (159,085)
     Change in net unrealized gain/loss on
       investments                                             (3,769)           93,939           (4,015)           75,855
     Change in cumulative translation adjustment               (1,681)             (189)            (314)              525
                                                               -------   ---------------     ------------   --------------
     Comprehensive loss                                   $  (178,901)   $      (57,561)     $  (169,429)   $      (82,705)
                                                          ============   ===============     ============   ===============

     The components of accumulated other comprehensive income, net of related tax, at April 30, 2002 and October 31, 2001, are as follows:

                                                           April 30, 2002   October 31, 2001
     Amounts in thousands
     Net unrealized gain on investment:                      $     1,017       $     5,032
     Cumulative translation adjustment                            (2,891)           (2,577)
                                                             ------------      ------------
     Accumulated other comprehensive income (loss)           $    (1,874)      $     2,455
                                                             ============      ===========

L.   Derivative Instruments

     The Company hedges currency risks of some assets and liabilities denominated in foreign currencies through the use of one-month forward contracts. Due to the short period of time between entering into the forward contracts and the quarter end, the fair value of the derivatives as of April 30, 2002 is insignificant and accordingly did not have a material impact on our financial position or results of operations.

M.   Recent Accounting Pronouncements

     In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. The provisions of SFAS No. 144 will be effective for fiscal year 2002 and will be applied prospectively. Adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial position and results of operations.

     At the beginning of the second quarter of fiscal 2002, the Company adopted FASB Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," ("EITF 01-14"). EITF 01-14 requires companies to account for reimbursements received for out-of-pocket expenses incurred as revenue and the related expenses as cost of sales. EITF 01-14 also requires companies to reclassify prior period financial statements to conform to current year presentation for comparative purposes. Previously they were not included in the statement of operations. The adoption of EITF 01-14 did not have any impact on net earnings in any reported period.

N.   Subsequent Event

     On June 10, 2002, the Company announced that it had entered into a definitive agreement to acquire SilverStream Software, Inc. Under terms of the agreement, the Company will commence a cash tender offer to acquire all of the outstanding shares of SilverStream common stock at a price of $9.00 per share, followed by a merger in which the holders of the remaining outstanding shares of SilverStream common stock will receive the same cash price. With acceptance of the tender offer by stockholders representing 90 percent of SilverStream shares, the acquisition would likely close in July 2002. If less than 90 percent of the shares are tendered, a formal stockholder meeting of SilverStream stockholders would need to be called to approve the transaction, and the acquisition would likely close during the Company's fourth quarter 2002.

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

Revenue recognition. The Company's IT consulting services business derives a portion of its revenue from fixed-price, fixed-time contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized based on percentage of completion, using time-to-completion to measure the percent complete with revisions to estimates reflected in the period in which changes become known. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations.

The Company also records a provision for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Impairment of long-lived assets and valuation of deferred tax assets. The Company's long-lived assets include long-term investments, goodwill and other intangible assets. At April 30, 2002, the Company had $93 million of long-term investments, $52 million of goodwill, $4 million of intangible assets, and $96 million of net deferred tax assets, current and non-current, accounting for approximately 15% of the Company's total assets. The fair value of the long-term investments is dependant on the performance of the companies or venture funds in which the Company has invested, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments, the Company will consider these factors as well as forecasted financial performance of its investees. If these forecasts are not met, the Company may have to record additional impairment charges not previously recognized. During the six months ended April 30, 2002, the Company recognized $29.8 million of impairment losses related to its long-term investments.

In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On November 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," and was, therefore, required to analyze its goodwill and other intangibles with indefinite lives for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. The Company's first goodwill impairment analysis under SFAS 142 was completed during the second quarter of fiscal 2002 and resulted in an impairment charge of $143.7 million related to goodwill in its IT Consulting group.

Carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances on a quarterly basis.

Results of Operations

Net Sales

                              Quarter ended April 30,                        Year-to-date April 30,
                              -----------------------                        ----------------------
                               2002             2001          Change          2002            2001           Change
                               ----             ----          ------          ----            ----           ------
Net sales (thousands)       $ 273,853         $ 240,755         13.7%      $ 551,712       $ 485,790          13.6%

Beginning in fiscal 2002, Novell's operations are organized by operating segment
- product, consulting, and Volera, Inc.

     o Product - includes Net Management Services products (Directory-Enabled OS, Management and Collaboration products, and UNIX royalties), NDS Directory Services and other directory products, and product-related customer service, support, and education.
     o Consulting - includes Novell and Cambridge IT services consulting and Celerant management consulting. o Volera, Inc. - Novell's majority-owned subsidiary, which provides Content Distribution Network software.

Product sales decreased $27.1 million or 12% in the second quarter of fiscal 2002 and $57.9 million or 13% year-to-date 2002 compared to the same periods of fiscal 2001. Within the product segment, sales from Net Management Services products decreased $29.1 million or 16% in the second quarter of fiscal 2002 and $62.2 million or 17% year-to-date 2002 compared to the same periods of fiscal 2001 primarily due to decreased sales of older Netware versions, which have not been completely offset by sales of Netware version 6, decreased sales of management and collaboration products, and lower Unix royalties. Sales from Net Directory Services products increased $2.7 million or 33.8% in the second quarter of fiscal 2002 and $6.4 million or 41% year-to-date 2002 compared to the same periods of fiscal 2001 primarily due to increased sales from DirXML. Product related service, education, and support decreased $0.7 million during the second quarter of fiscal 2002 and $2.1 million year-to-date 2002 compared to the same periods of fiscal 2001. The Company believes net product sales over the second half of fiscal 2002 will remain relatively flat compared to the first two quarters of fiscal 2002.

Consulting sales were $60.7 million or 413% higher in the second quarter of fiscal 2002 and $124.0 million or 447% higher year-to-date 2002 compared to the same periods of fiscal 2001, due to the acquisition of Cambridge in the third quarter of fiscal 2001. Consulting sales decreased $1.1 million in the second quarter of fiscal 2002 compared to first quarter of fiscal 2002 primarily due to a weakened services market and decreased demand for the Company's systems integration and e-business solutions consulting. The Company expects to see stabilization in consulting sales over the remaining two quarters of fiscal 2002.

At the beginning of the second quarter of fiscal 2002, the Company adopted FASB Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," ("EITF 01-14"). EITF 01-14 requires companies to account for reimbursements received for out-of-pocket expenses incurred as revenue and the related expenses as cost of sales. Previously they were not included in the statement of operations. Reimbursable expense revenue is now included in consulting revenue in all periods presented.

Net sales from Volera, Inc. were relatively flat in the second quarter of fiscal 2002 and year-to-date 2002 compared to the same periods of fiscal 2001 and are expected to remain relatively flat during the next two quarters.

International sales represented 48% of total net sales in the second quarter of fiscal 2002 and 47% year-to-date 2002 compared to 45% in the second quarter of fiscal 2001 and 44% for the first six months of fiscal 2001. During the second quarter of fiscal 2002, international sales increased 21% while domestic sales increased 8% compared to the same period of fiscal 2001. Year-to-date, international sales increased 22% and domestic sales increased 7% compared to the same period of fiscal 2001. Internationally, sales increases were due to the addition of Cambridge and recovering European market conditions. The increase in domestic sales during the second quarter and first half of fiscal 2002 was due to the addition of Cambridge.

Total net sales decreased 1% in the second quarter of fiscal 2002 compared to the first quarter of fiscal 2002. Product sales were down 1%, consulting sales were down 1.5% and Volera sales were down 34.5% in the second quarter of fiscal 2002 compared to the first quarter of fiscal 2002. The Company expects total net sales for fiscal 2002 to remain relatively flat compared to the first two quarters of fiscal 2002 or slightly above $1.1 billion for the year. The Company is working to address the decline in sales, particularly related to the consulting segment, in an effort to improve results in future periods. The Company has completed its integration of Cambridge during the first half of fiscal 2002 and has reorganized its sales force to focus on direct selling and on solutions offerings. The Company anticipates that it will take several quarters to fully realize the benefits from these actions.

Gross Profit

                                 Quarter ended April 30,                        Year-to-date April 30,
                                 -----------------------                        ----------------------
                                  2002             2001          Change          2002            2001          Change
                                  ----             ----          ------          ----            ----          ------
Gross profit  (thousands)      $  161,025     $173,630             (7.3)%     $  321,315      $  351,711        (8.6)%
Percentage of net sales             58.8%         72.1%                            58.2%           72.4%

Gross profit as a percentage of net sales decreased in the second quarter and year-to-date 2002 compared to the same periods of fiscal 2001, primarily due to the effects of a higher mix of lower-margin consulting business along with decreased product sales levels. The mix between product sales and consulting sales has shifted due to the acquisition of Cambridge, causing product sales to become a smaller percentage of total sales. During the second quarter and year-to-date fiscal 2002, gross margin for the consulting segment was $1.8 million or 2% and a negative $1.2 million or negative 1%, respectively. The low margins are primarily due to decreased consulting sales and costs of excess consultants who were not fully utilized on consulting engagements. The Company does not expect gross profit margins to reach fiscal 2001 levels in the future due to the increase in the consulting business. However, the Company believes the current gross profit margin of 58% can be improved and is currently addressing ways to improve its gross margin in future periods.

As described above, the Company adopted EITF 01-14, which requires companies to account for reimbursements received for out-of-pocket expenses incurred as revenue and the related expenses as cost of sales. This change did not have a significant effect on gross margin.

Operating Expenses

                                 Quarter ended April 30,                        Year-to-date April 30,
(dollars in thousands)            2002             2001          Change          2002            2001          Change
                                  ----             ----          ------          ----            ----          ------
Sales and marketing             $ 84,169        $ 116,903          (28.0)%    $  171,535      $  238,322       (28.0)%
 Percentage of net sales           30.7%            48.6%                          31.1%           49.1%
Product development               40,361           52,566          (23.2)%        81,484          99,412       (18.0)%
 Percentage of net sales           14.7%            21.8%                          14.8%           20.5%
General and
  administrative                  31,055           26,146           18.8%         61,380          49,246        24.6%
 Percentage of net sales           11.3%            10.9%                          11.1%           10.1%
Restructuring                     19,100               --             --          19,100              --         --
 Percentage of net sales            7.0%               --                           3.5%              --
Total operating expenses       $ 174,685        $ 195,615          (10.7)%       333,499         386,980       (13.8)%
 Percentage of net sales           63.8%            81.3%                          60.4%           79.7%

Sales and marketing expenses decreased by $32.7 million and $66.8 million in the second quarter and year-to-date of fiscal 2002, respectively, compared to the same periods of fiscal 2001. These declines are primarily due to decreased spending on marketing campaigns and lower headcount due to the restructurings in the third and fourth quarters of fiscal 2001 and second quarter of fiscal 2002. Sales and marketing headcount decreased by 179 year-over-year. In addition, sales and marketing expenses fluctuate in any given period due to timing of product promotions, advertising or other discretionary expenses.

Product development expenses decreased $12.2 million in the second quarter of fiscal 2002 and $17.9 million year-to-date 2002 compared to the same periods in fiscal 2001. These declines are due primarily to decreased headcount as a result of the restructurings that took place in the third and fourth quarters of fiscal 2001 and second quarter of fiscal 2002. Product development headcount decreased by 126 year-over-year. Product development expense as a percentage of sales decreased due to the addition of Cambridge consulting sales, which does not have any associated product development costs.

General and administrative expenses increased $4.9 million during the second quarter of fiscal 2002 and $12.1 million year-to-date 2002 compared to the same periods of fiscal 2001. The increase in general and administrative expense dollars and as a percentage of sales was primarily due to the addition of Cambridge general and administrative costs, integration costs related to the acquisition, and increased headcount as a result of the Cambridge acquisition, offset somewhat by headcount reductions resulting from the restructurings that took place in the third and fourth quarters of fiscal 2001.

Restructuring

During the second quarter of fiscal 2002, the Company recorded a restructuring charge of approximately $20.4 million, pre-tax. The charge was a result of the Company's continued efforts to implement its new business strategy of becoming a solutions provider, addressing changes in the market due to technology changes, and becoming more customer focused. Specific actions taken included reducing the Company's workforce worldwide by approximately 50 employees (less than 1%), consolidating facilities, closing offices in unprofitable locations, and disposing of excess property and equipment.

Of the $20.4 million pre-tax charge, cash payments of $1.6 million were paid out as of April 30, 2002. After writing off certain non-cash charges, accruals of $17.3 million remain relating primarily to severance and benefits, which will be paid out over the next four quarters, and redundant facilities and other fixed contracts, which will be paid out over the respective remaining contract terms.


During the second quarter of fiscal 2002, the Company also rolled out approximately $1.3 million of excess accruals related to a fiscal 2000 restructuring, which is included in the restructuring costs reflected on the statement of operations for the three and six months ended April 30, 2002. These excess accruals relate to employee benefits and legal costs that were not required.

At the end of the fourth quarter of fiscal 2001, the Company incurred $50.7 million of pre-tax, restructuring charges resulting from general market conditions, customer demands, and the Company's evolution of its business strategy. This business strategy focuses on eBusiness solutions along with Net services software designed to secure and power the networked world across leading operating systems. The execution of this strategy included refining the Company's consulting initiatives, refocusing research and development efforts, defining sales and marketing efforts to be more customer and solutions oriented, and adjusting the overall cost structure given current revenue levels and Company direction. Specific actions included reducing the Company's workforce worldwide by approximately 1,100 employees (approximately 16%), consolidating excess facilities and disposing of excess property and equipment, terminating a management consulting contract that no longer fits with the Company's strategic focus, and abandoning and writing off technologies that no longer fit within the integrated Company's new strategy. The Company also realigned its remaining resources to better manage and control its business.

Of the total $50.7 million charge, cash payments of $31.8 million have been paid out as of April 30, 2002. After writing off certain non-cash charges, accruals of $10.8 million relating to the fourth quarter restructuring remain as of April 30, 2002, primarily related to severance and benefits, which will be paid out during fiscal 2002, and redundant facilities costs, which will be paid over the respective remaining lease terms.

During the third quarter of fiscal 2001, the Company recorded a restructuring charge of approximately $30.4 million, pre-tax, as a result of the Company's acquisition of Cambridge Technology Partners and changes in the Company's business to move towards an eBusiness strategy. Specific actions included reducing the Company's workforce worldwide by approximately 280 employees (approximately 5% before the addition of Cambridge) across all functional areas, consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within the Company's new strategy, and discontinuing unprofitable product lines.

Of the total $30.4 million third quarter 2001 charge, cash payments of $21.2 million have been paid out as of April 30, 2002. After writing off certain non-cash charges, accruals of $8.0 million remain as of April 30, 2002, primarily related to severance and benefits, which will be paid out during fiscal 2002, and excess facilities costs, which will be paid over the respective remaining lease terms.

 As a result of the fiscal 2002 and two 2001 restructurings, the Company estimates that its operating expenses will be reduced by approximately $180 million annually compared to fourth quarter fiscal 2001 levels, before increased strategic expenditures. Year-to-date fiscal 2002, the Company had recognized approximately $82 million in savings due to the restructurings over the fourth quarter 2001 expense levels.

The Company could incur additional restructuring charges in the future as it continues to develop its eBusiness strategy and react to market conditions.

Employee Headcount

(dollars in thousands)           April 30, 2002    April 30, 2001      Change
----------------------           --------------    --------------      ------
Employees at end of period              6,041             4,790        26.1%
Annualized sales  per average
  employee                             $  178            $  201       (11.4)%

Headcount increased from the second quarter of 2001, primarily due to the acquisition of Cambridge, which added approximately 2,700 employees, offset somewhat by headcount reductions resulting from the restructurings that occurred during the third and fourth quarters of fiscal 2001 and second quarter of fiscal 2002.

Other Income (Loss), Net

                                 Quarter ended April 30,                      Year-to-date April 30,
                                 -----------------------                      ----------------------
(dollars in thousands)            2002             2001          Change          2002            2001          Change
----------------------            ----             ----          ------          ----            ----          ------
Other income (loss), net       $ (18,382)      $ (132,191)        86.1%       $   (7,928)     $ (114,360)       93.1%
Percentage of net sales            (6.7)%          (54.9)%                         (1.4)%         (23.5)%

The primary component of other income is related to investment income or losses. During the second quarter of fiscal 2002, investment income of $7.2 million was offset by investment impairment losses of $24.4 million. Year-to-date investment income of $15.3 million was offset by investment impairment losses of $29.8 million. Investment income during the second quarter and year-to-date fiscal 2001 totaled $11.4 million and $31.4 million, respectively. The second quarter and year-to-date 2001 investment income was offset by investment impairment losses of $142.0 million and $144.7 million, respectively. Investment impairment losses relate to certain investments in the Company's portfolio, whose declines in market values were determined to be other than temporary. Also included in other income during year-to-date fiscal 2002 was an $8.8 million gain on the sale of a building and a $1.6 million loss on the sale of four small foreign subsidiaries.

Income Taxes Expense (Benefit)

                                           Quarter ended April 30,                 Year-to-date April 30,
                                           -----------------------                 ----------------------
                                              2002         2001        Change        2002         2001        Change
                                              ----         ----        ------        ----         ----        ------
Income tax expense (benefit) (thousands)      $(2,293)    $ (2,865)      20.0%       $ 1,286     $ (1,592)     180.8%
 Percentage of net sales                        (0.8)%        (1.2)%                    0.2%         (0.3)%
Effective tax expense (benefit) rate            (7.2)%        (1.8)%                    6.4%         (1.1)%
Effective tax expense  (benefit)  rate on
 income   before   change  in   accounting
 method and asset impairment                   (30.0)%       (23.6)%                   30.0%        (21.0)%

The Company's effective tax rate, before investment impairment and the accounting change, for the second quarter of fiscal 2002 and for fiscal 2002 is estimated to be 30%, compared to 28% in the second quarter of 2001 and 21% in fiscal 2001. The rate differs from the effective tax rate for the second quarter of fiscal 2001 and for fiscal 2001 primarily as a result of changes in the forecasted income before taxes for fiscal 2002. There is no tax benefit for the investment impairment because corporations can only use capital losses to offset capital gains. The Company cannot be assured at this time that it can generate sufficient capital gains during the five-year carry-over period to recognize the tax benefit of this capital loss. Accordingly, a valuation allowance has been established. There is no tax benefit for the change in accounting method since goodwill is not deductible for tax purposes in this situation.

Net Loss and Net Loss Per Share

(dollars in thousands, except              Quarter ended April 30,                 Year-to-date April 30,
                                           -----------------------                 ----------------------
  per share data)                             2002         2001        Change        2002         2001        Change
                                              ----         ----        ------        ----         ----        ------
Loss before accounting change               $ (29,749)   $(151,311)      80.3%     $ (21,398)   $(148,037)       85.5%
  Percentage of net sales                       (10.9)%      (62.8)%                    (3.9)%      (30.5)%
Net loss                                    $(173,451)   $(151,311)     (14.6)%    $(165,100)   $(159,085)     (3.8)%
  Percentage of net sales                       (63.3)%      (62.8)%                   (29.9)%      (32.7)%
Loss per share, before accounting change
 - basic and diluted                        $    (0.08)  $(0.48)                   $    (0.06)  $    (0.46)
Net loss per share - basic and diluted      $    (0.48)  $(0.48)                   $    (0.46)  $    (0.50)

Effective November 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions requiring companies to identify reporting units, upon adoption, for the purpose of assessing potential future impairments and to perform an initial impairment analysis within the first six months after adoption. The Company completed its goodwill impairment analysis during the second quarter of fiscal 2002 and recognized a transitional goodwill impairment loss of $143.7 million as of November 1, 2001, which was recorded as the cumulative effect of a change in accounting principle in the Company's consolidated Statements of Operations. Any further impairment losses recorded in the future could have a material adverse impact on our financial conditions and results of operations.

Subsequent Events

On June 10, 2002, the Company announced that it had entered into a definitive agreement to acquire SilverStream Software, Inc. Under terms of the agreement, the Company will commence a cash tender offer to acquire all of the outstanding shares of SilverStream common stock at a price of $9.00 per share, followed by a merger in which the holders of the remaining outstanding shares of SilverStream common stock will receive the same cash price. With acceptance of the tender offer by stockholders representing 90 percent of SilverStream shares, the acquisition would likely close in July 2002. If less than 90 percent of the shares are tendered, a formal stockholder meeting of SilverStream stockholders would need to be called to approve the transaction, and the acquisition would likely close during the Company's fourth quarter 2002.


Liquidity and Capital Resources

                                                    April 30, 2002     October 31, 2001        Change
     Cash and short-term investments (000s)               $683,295             $705,243         (3.1)%
       Percentage of total assets                           41.9%                 37.0%

Cash and short-term investments decreased by $21.9 million to $683.3 million at April 30, 2002, down from $705.2 million at October 31, 2001. During the first six months of fiscal 2002, cash and short-term investments decreased primarily due to $18.6 million used for operating activities, $13.2 million for purchases of fixed assets, and $13.4 million in net purchases of long-term investments and other long-term investing activities, offset somewhat by $16.1 million cash received from the sale of a building, and $7.2 million from the net issuance of common stock. Included in the $18.6 million of cash used for operating activities were approximately $60.0 million of cash payments made during the first six months of fiscal 2002 related to fiscal 2001 and 2002 merger and restructuring actions.

The Company's short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of the Company's investment portfolio is invested in equity securities and mutual funds, which incur market risk. The Company's short-term investment portfolio includes equity securities with gross unrealized gains of $2.1 million and gross unrealized losses of $1.3 million as of April 30, 2002. The Company monitors its investments and records losses when a decline in the investment's market value is determined to be other than temporary.

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

The Company's principal source of liquidity has been from operations. At April 30, 2002, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $8.3 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, strategic investments, product development and flexibility in a dynamic and competitive operating environment.

During the first six months of fiscal 2002, the Company did not generate a positive cash flow from operations, however it currently anticipates generating positive cash flows from operations in the third and fourth quarters of fiscal 2002. The Company anticipates being able to fund its current operations, future acquisitions, integration, restructuring and merger-related costs, and planned capital expenditures for the foreseeable future with existing cash and short-term investments together with internally generated funds. The Company believes that borrowings under the Company's credit facilities or offerings of equity or debt securities are possible if the need arises, although such offerings may not be available to the Company on acceptable terms, given current market conditions. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 2002 are anticipated to be approximately $40 million, but could be reduced if the growth of the Company is less than presently anticipated. The Company has commitments to invest up to an additional $87.0 million in externally managed venture capital funds and up to $15 million in internally managed venture capital funds over the next two to three years.

On June 10, 2002, the Company announced that it had entered into a definitive agreement to acquire SilverStream Software, Inc. at a purchase price of $9.00 per share. Assuming a closing of the acquisition in July 2002, with approximately 23.6 million SilverStream shares projected to be outstanding at the time of the closing, which projection includes estimated option exercises prior to the closing date, the total cash acquisition price before acquisition fees and expenses will be approximately $212 million. In the event of a July closing, cash on SilverStream's balance sheet is expected to total approximately $100 million, which would yield a net cash outlay by Novell of approximately $112 million before acquisition fees and expenses.

During the fourth quarter of 2001, the Board of Directors extended the Company's stock repurchase program through June 30, 2003 and authorized the use of up to $500 million for the repurchase of additional outstanding shares of the Company's common stock. As of April 30, 2002, $89 million of the authorized amount had been spent to repurchase 14 million shares under this plan at an average price of $6.19 per share. There were no shares repurchased during the first six months of fiscal 2002.

Recent Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 will be effective for fiscal year 2002 and will be applied prospectively. Adoption of SFAS 144 did not have a material impact on the Company's consolidated financial position and results of operations.

Risk Factors Affecting Future Results of Operations

The Company's future results of operations involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from historical results or from the Company's expectations are the following: business conditions and the general economy; competitive factors, such as rival operating systems, directories and applications; acceptance of new products and services and price pressures; availability of third-party compatible products at below market prices; risk of nonpayment of accounts or notes receivable; risks associated with foreign operations; risk of product line or inventory obsolescence due to shifts in technologies or market demand; timing of software product introductions; further declines in the demand for information technology consulting services; risk of consulting clients terminating or reducing the scope of engagements; market fluctuations of investment securities; and litigation.


Other factors may also adversely affect the Company's financial results and stock price, including but not limited to:

    o    competition for qualified employees;

    o    competition from other product and service companies;

    o    delays in the introduction of new products and services;

    o    success of new products, technologies or services;

    o    stock market fluctuations unrelated to Company performance;

    o    failure to properly estimate costs of fixed fee engagements;

    o failure to properly manage consulting engagements within fixed-fees agreed to by customers; and

    o    inability to fully utilize consultants on client engagements.

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

Operating results have been, and may in the future be affected, by other factors including, but not limited to:

    o    timing of orders from customers and shipments to customers;

    o product mix, including a shift from higher margin to lower margin products or services;

    o    delays or problems with our fulfillment agents;

    o impact of foreign currency exchange rates on the price of our products in international locations;

    o inability to respond to the decline in sales through our distribution channel;

    o inability to derive benefits from our restructurings and new corporate strategy;

    o    inability to deliver solutions as expected by our consulting customers;
         and

    o    differences in estimates versus actual results.

We Compete in a Challenging Market for Computer Software and Consulting Services

Novell competes in a highly challenging market for computer software. One pervasive factor underlying all of the Company's business endeavors is the presence of Microsoft in all sectors of the software business, and Microsoft's dominance in many of those sectors.

In a finding upheld by the Circuit Court for the District of Columbia, the United States District Court found that Microsoft violated Section 2 of the Sherman Act by unlawfully acting to maintain its monopoly over desktop operating systems. The Company believes that Microsoft is exploiting its desktop operating monopoly in a way that is designed to extend its market power into the market for server operating systems, and to claim control of network and web services such as authentication, using many of the same anti-competitive practices found by the United States District Court to be in violation of the nation's antitrust laws. The Company is concerned that the Second Revised Proposed Final Judgment of the litigation between the Department of Justice and Microsoft will not benefit competition or consumers in a meaningful way and, if approved, could result in continued harm to the Company.

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

The market for consulting services is highly competitive due to such factors as the existence of several large consulting firms specializing in the information systems area such as Hewlett-Packard Company, IBM, Accenture, Cap Gemini and the three remaining consulting arms of the "Big Five" accounting firms. Many of these companies have greater financial, technical and marketing resources and greater name recognition in the consulting area, which could inhibit the Company's ability to grow its consulting business.

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

We Face Intense Competition for Qualified Personnel in the Computer and Consulting Industries

The ability of the Company to maintain its competitive technological position will depend, in large part, on its ability to attract and retain highly qualified development, consulting, and managerial personnel. We compete for such personnel in the software and consulting industries. The loss of a significant group of key personnel would adversely affect the Company's performance. The failure to successfully promote and hire suitable replacements in a timely manner could have a material adverse effect on the Company's business.

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

Novell's Business May be Adversely Impacted by Acquisitions Which May Affect its Ability to Manage and Maintain its Business.

Since Novell's inception, it has acquired a number of businesses, including Cambridge Technology Partners. In the future, Novell may undertake additional acquisitions of businesses that complement its existing operations. For example, Novell recently announced that it had entered into a definitive agreement to acquire SilverStream Software, Inc. The transaction is expected to close in July 2002 and is subject to certain customary closing conditions, including the receipt of all necessary government approvals and the tender, without withdrawal prior to the expiration of the tender offer, of at least a majority of SilverStream's outstanding shares of common stock on a fully-diluted basis. Such past or future acquisitions by Novell could involve a number of risks, including:

o the possibility that one or more such acquisitions may not close due to closing conditions in the acquisition agreements, the inability to obtain regulatory approval, or the inability to meet conditions imposed for government or court approvals for the transaction;

o        the diversion of the attention of management and other key personnel;

o the inability to effectively integrate an acquired business into Novell's culture, product and service delivery methodology and other standards, controls, procedures and policies;

o the inability to retain the management, key personnel and other employees of an acquired business;

o        the inability to retain the customers of an acquired business;

o the possibility that Novell's reputation will be affected by customer satisfaction problems of an acquired business;

o potential known or unknown liabilities associated with an acquired business, including but not limited to regulatory, environmental and tax liabilities;

o the write down of acquired identifiable intangibles, which may adversely affect Novell's reported results of operations; and

o litigation which has or which may arise in the future in connection with such acquisitions.

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

Our Existing Product Sales May Deteriorate More Rapidly Than Sales of Our New Products Increase

The Company has several existing products, which it has been selling and upgrading for many years. Technology shifts or competition could occur causing sales of these products to decline at a faster rate than the Company is able to increase sales of new products or technologies. Sales from Net Management Services decreased during the first six months of fiscal 2002 by 16.9%, resulting in overall declines in net product sales by 12.8% in the first six months of fiscal 2002 compared to the same period of fiscal 2001.

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

Some of Our Short-term, Long-term, and Venture Capital Fund Investments Have Become Impaired. Additional Investments Could Become Impaired

Novell's investment portfolio includes investments in public and private equity securities, small capitalization stocks in the high-technology industry sector, and funds managed by venture capitalists. Many of these investments have lost a significant portion of their value at least on a short-term basis, and possibly on a permanent basis. Additional investments may also lose value. During the first half of fiscal 2002, Novell recorded an impairment charge of $29.8 million related to some of the long-term investments in its portfolio whose market value had experienced an other-than-temporary decline. As of April 30, 2002, the Company had net unrealized gains on investments of approximately $1.0 million, net of taxes. However, there can be no assurances that these gains will be realized and that losses will not occur.

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

Our Stock Price Will Fluctuate

The Company's future financial results and stock price could be subject to significant volatility, particularly on a quarterly basis. Due to analysts' expectations of continued growth, any shortfall in earnings can be expected to have an immediate and significant adverse effect on the trading price of Novell's Common Stock in any given period. Sales fluctuations may also contribute to the volatility of the trading price of Novell Common Stock in any given period.

In addition, the market prices for securities of software companies have been very volatile both recently and historically. The market price of Novell Common Stock, in particular, has been subject to wide fluctuations in the past. As a result of the foregoing factors and other factors that may arise in the future, the market price of Novell's Common Stock may be subject to significant fluctuations within a short period of time. These fluctuations may be due to factors specific to the Company, to changes in analysts' earnings estimates, or to factors affecting the computer industry or the securities markets in general.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate some of these risks, the Company utilizes currency forward contracts and currency options. The Company does not use derivative financial instruments for speculative or trading purposes, and no derivative financial instruments were outstanding at April 30, 2002.

Interest Rate Risk
The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next 12 months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $0.7 million decrease (less than 0.5%) in the fair value of the Company's available-for-sale securities.

Market Risk
The Company also holds available-for-sale equity securities in its short-term investment portfolio. As of April 30, 2002, unrealized losses, before tax effect, on short-term public equity securities totaled $0.6 million. A 10% adverse change in prices of these short-term equity securities would result in an approximate $0.9 million decrease in the fair value of the Company's short-term investments.

In addition, the Company invests in equity securities, included in its long-term portfolio of investments, for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the high-technology industry sector, both public and private. Because of the nature of these investments, the Company is exposed to equity price risks. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in equity prices of long-term equity securities would result in an approximately $9 million decrease in the fair value of the Company's available-for-sale long-term securities.

Foreign Currency Risk
The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States of America, impact the condensed consolidated statement of operations. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these foreign currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to the Company. A large portion of the Company's sales, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into transactions in other currencies, primarily European, Japanese yen and certain other Latin American and Asian currencies. To protect against reductions in value caused by changes in foreign exchange rates, the Company has established balance sheet hedging programs. Currency forward contracts are utilized in these hedging programs. When hedging balance sheet exposure, all gains and losses on forward contracts are recognized in other income and expense in the same period as the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the condensed consolidated statement of cash flows. The Company's hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If the Company did not hedge against foreign currency exchange rate movement, an adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $8 million.

All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial position at April 30, 2002. Actual results may differ materially.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 17, 2002 for the following purposes:

1.    To elect seven directors.
2. To ratify the appointment of Ernst & Young LLP, as independent auditors for Novell, Inc.
3.       To consider a Stockholder Proposal to amend the by-laws.

The following tables set forth the outcome of the matters voted upon at the meeting:

    Proposal #1
    Election of Directors
                                             Votes For            Votes Withheld
      Jack L. Messman                       306,304,419              9,716,431
      Elaine H Bond                         308,765,633              7,255,217
      Richard L. Nolan                      308,939,868              7,080,982
      John W. Puduska, Sr.                  310,642,017              5,378,833
      James D. Robinson, III                307,316,083              8,704,767
      Larry W. Sonsini                      307,199,098              8,821,752
      Carl J. Yankowski                     308,558,250              7,462,600

    Proposal #2
    To ratify the appointment of Ernst & Young LLP, as independent auditors for Novell, Inc.

                Votes For                  Votes Against          Votes Abstained         Broker Non-votes
               308,617,076                   5,962,835               1,440,939                   --

    Proposal #3
    To consider a Stockholder Proposal to amend the by-laws.

                Votes For                  Votes Against          Votes Abstained         Broker Non-votes
               52,042,753                   144,633,932              4,130,836              161,828,422

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number          Description

10.1 Key Employment Agreement dated as of January 30, 2002 between Novell, Inc. and Chris Stone.

(b)  Reports on Form 8-K.

    Notice of Novell's scheduled report of fourth quarter results and related conference call to be held on February 28, 2002, as filed February 5, 2002 under Item 5.

    Notice of the departure of an executive officer of Novell and the appointment of a new executive officer of Novell, as filed February 26, 2002 under Item 5.

    Agreement and Plan of Merger dated as of June 9, 2002 by and among Novell, Delaware Planet Inc., a Delaware corporation and a wholly-owned subsidiary of Novell and SilverStream Software, Inc., a Delaware corporation, as filed June 10, 2002 under Item 5.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Novell, Inc.
                                  (Registrant)



Date: June 14, 2002             /s/ Ronald C. Foster
                                --------------------
                                Ronald C. Foster
                                Chief Financial Officer
                                (Principal Financial Officer and
                                 Principal Accounting Officer)