Form 10-Q
period 2002-07-31
NOVELL INC
filed 2002-09-16
CIK 758004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                                   (Mark one)
              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended July 31, 2002

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

                                   YES X NO __

As of August 31, 2002, there were 364,412,913 shares of the Registrant's Common Stock outstanding.

Part I. Financial Information
Item 1. Financial Statements

                                  NOVELL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         July 31, 2002              October 31, 2001
                                                                         -------------              ----------------
Amounts in thousands, except share and per share data                      (Unaudited)
Assets
Current assets:
Cash and short-term investments                                      $        607,310              $       705,243
Receivables (less allowances of $39,822 - July 31, 2002
  and $47,249 - October 31, 2001)                                             204,811                      227,044
Inventories                                                                       231                          947
Prepaid expenses                                                               26,901                       29,808
Deferred income taxes                                                          22,098                       34,595
Other current assets                                                           22,710                       29,729
                                                                     ----------------              ---------------

Total current assets                                                          884,061                    1,027,366

Property, plant and equipment, net                                            459,687                      496,620
Goodwill                                                                      167,310                      187,795
Intangible assets                                                              38,857                        4,221
Long-term investments                                                          94,657                      114,971
Other assets                                                                   73,223                       73,033
                                                                     ----------------              ---------------

Total assets                                                         $      1,717,795              $     1,904,006
                                                                     ================              ===============

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                     $         59,063              $        77,571
Accrued compensation                                                           87,922                       87,382
Accrued marketing liabilities                                                  12,183                       13,672
Other accrued liabilities                                                     127,778                      150,842
Income taxes payable                                                           26,245                       38,175
Deferred revenue                                                              239,929                      243,261
                                                                     ----------------              ---------------

Total current liabilities                                                     553,120                      610,903

Minority interests                                                             19,170                       22,436

Stockholders' equity:
Common stock, par value $.10 per share:
  authorized - 600,000,000 shares:
Issued --364,344,161 shares-July 31, 2002,
         362,341,403 shares-October 31, 2001                                   36,434                       36,234
Preferred stock, par value $.10 per share:
  authorized - 500,000 shares, issued - 0 shares                                   --                           --
Additional paid in capital                                                    291,594                      256,332

Retained earnings                                                             830,335                      985,486
Accumulated other comprehensive income (loss)                                  (3,389)                       2,455
Other                                                                          (9,469)                      (9,840)
                                                                     -----------------             ----------------

Total stockholders' equity                                                  1,145,505                    1,270,667
                                                                     ----------------              ---------------

Total liabilities and stockholders' equity                           $      1,717,795              $     1,904,006
                                                                     ================              ===============

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                           Three Months Ended
                                                                             ----------------------------------------------
                                                                                 July 31, 2002                July 31, 2001
Amounts in thousands, except per share data
Net sales                                                                    $       282,273               $       249,084
Cost of sales                                                                        109,822                        76,176
                                                                             ---------------               ---------------
Gross profit                                                                         172,451                       172,908

Operating expenses:
Sales and marketing                                                                   90,125                       100,013
Product development                                                                   41,492                        47,976
General and administrative                                                            29,566                        28,101
Restructuring                                                                             --                        30,392
Purchased in-process research and development                                          3,000                            --
                                                                             ---------------               ---------------

Total operating expenses                                                             164,183                       206,482

Income (loss) from operations                                                          8,268                       (33,574)

Other income, net
Investment income                                                                      5,268                         8,636
Other, net                                                                             1,962                         1,870
                                                                             ---------------               ---------------

Other income, net                                                                      7,230                        10,506

Income (loss) before taxes                                                            15,498                       (23,068)

Income tax expense (benefit)                                                           5,549                        (3,794)
                                                                             ---------------               ----------------

Net income (loss)                                                            $         9,949               $       (19,274)
                                                                             ===============               ================

Net income (loss) per share:
Basic                                                                        $         0.03                $        (0.06)
                                                                             ==============                ===============
Diluted                                                                      $         0.03                $        (0.06)
                                                                             ==============                ===============

Weighted average shares outstanding:
Basic                                                                                364,211                       328,683
Diluted                                                                              364,247                       328,683

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                        Nine Months Ended
                                                                             ----------------------------------------------
                                                                                 July 31, 2002                July 31, 2001
Amounts in thousands, except per share data
Net sales                                                                    $       833,985               $       734,874
Cost of sales                                                                        340,219                       210,255
                                                                             ---------------               ---------------
Gross profit                                                                         493,766                       524,619

Operating expenses:
Sales and marketing                                                                  261,660                       338,335
Product development                                                                  122,976                       147,388
General and administrative                                                            90,946                        77,347
Restructuring                                                                         19,100                        30,392
Purchase in-process research and development                                           3,000                            --
                                                                             ---------------               ---------------

Total operating expenses                                                             497,682                       593,462

Loss from operations                                                                  (3,916)                      (68,843)

Other income (loss), net
Investment income (loss)                                                              (9,323)                     (104,710)
Other, net                                                                             8,625                           856
                                                                             ---------------               ---------------

Other income (loss), net                                                                (698)                     (103,854)

Loss before taxes                                                                     (4,614)                     (172,697)

Income tax expense (benefit)                                                           6,835                        (5,386)
                                                                             ---------------               ----------------
Net loss before cumulative effect of change in accounting
  principle                                                                          (11,449)                     (167,311)

Cumulative effect of change in accounting principle                                 (143,702)                      (11,048)
                                                                             ----------------              ----------------

Net loss                                                                     $      (155,151)              $      (178,359)
                                                                             ================              ================

Net loss per share - basic and diluted:
Before cumulative effect of change in accounting principle                   $        (0.03)               $        (0.52)
Cumulative effect of change in accounting principle                                   (0.40)                        (0.03)
                                                                             ---------------               ---------------
                                                                             $        (0.43)               $        (0.55)
                                                                             ===============               ===============

Weighted average shares outstanding - basic and diluted:                             363,131                       322,913

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            Nine Months Ended
Dollars in thousands                                                              July 31, 2002             July 31, 2001
                                                                                  -------------             -------------
Cash flows from operating activities
Net loss                                                                        $    (155,151)            $    (178,359)
Adjustments to reconcile net loss to net cash provided by operating activities
Gain on sale of fixed assets                                                           (8,762)                       --
Depreciation and amortization                                                          49,175                    66,995
Loss on impaired goodwill                                                             143,702                        --
Loss on impaired investments and fixed assets                                          29,839                   152,806
Non-cash restructuring charges                                                         16,426                    19,185
Purchased in-process research and development                                           3,000                        --
Decrease in receivables                                                                29,346                    43,392
Decrease in inventories                                                                   716                     1,554
Decrease (increase) in prepaid expenses                                                 4,756                    (5,085)
Decrease (increase) in deferred income taxes                                              963                    (8,339)
Decrease in other current assets                                                        7,656                     9,013
Decrease in accounts payable                                                          (21,564)                  (23,905)
Decrease in current liabilities, net                                                  (78,168)                  (26,172)
(Decrease) increase in deferred revenue                                                (3,332)                   10,494
                                                                                --------------            -------------

   Net cash provided by operating activities                                           18,602                    61,579

Cash flows from financing activities
Issuance of common stock, net                                                           6,861                     5,528
Repurchase of common stock                                                                 --                   (64,954)
                                                                                -------------             --------------

   Net cash provided by (used in) financing activities                                  6,861                   (59,426)

Cash flows from investing activities
Expenditures for property, plant and equipment                                        (18,676)                  (25,044)
Proceeds from the sale of property, plant and equipment                                16,050                        --
Purchases of short-term investments                                                (1,191,184)                 (642,197)
Maturities of short-term investments                                                  907,134                   546,823
Sales of short-term investments                                                       425,534                   103,413
Proceeds from Volera minority shareholders                                                 --                    25,975
Cash acquired from acquisitions - SilverStream in 2002, Cambridge in
   2001                                                                               108,286                    72,358
Cash paid for acquisition of SilverStream                                            (210,847)                       --
Expenditures for long-term investments                                                 (7,882)                  (36,523)
Other                                                                                  (2,955)                  (14,006)
                                                                                --------------            --------------

   Net cash provided by investing activities                                           25,460                    30,799

Total increase in cash and cash equivalents                                            50,923                    32,952

Cash and cash equivalents - beginning of period                                       337,927                   289,537
                                                                                -------------             -------------

Cash and cash equivalents - end of period                                             388,850                   322,489

Short-term investments - end of period                                                218,460                   364,454
                                                                                -------------             -------------

Cash and short-term investments - end of period                                 $     607,310             $     686,943
                                                                                =============             =============

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS


A.   Quarterly Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As discussed under the subheading "Critical Accounting Policies" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," actual results could differ materially from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's fiscal 2001 Annual Report on Form 10-K. These financial statements do include all normal recurring adjustments that the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Certain reclassifications, none of which affected net loss, have been made to the prior years' amounts in order to conform to the current year's presentation.

B.   Acquisitions

     Pursuant to the terms of an Agreement and Plan of Merger, dated as of June 9, 2002 by and among Novell, Delaware Planet, Inc., a wholly owned subsidiary of Novell, and SilverStream Software, Inc., a Delaware corporation ("SilverStream"), Delaware Planet commenced a cash tender offer on June 18, 2002 to acquire all of the outstanding shares of SilverStream common stock at a price of $9.00 per share. On July 17, 2002, Delaware Planet announced the completion of its cash tender offer, pursuant to which it purchased almost all outstanding shares of SilverStream common stock at a price of $9.00 per share. On July 19, 2002, Novell completed its acquisition of SilverStream by merging Delaware Planet into SilverStream. As a result of the merger, each share of SilverStream common stock that was not tendered in the tender offer now represents the right to receive $9.00 in cash, without interest.

     SilverStream provides software products and services that enable organizations to more effectively conduct business using the Web. SilverStream's products and services leverage the power of standards such as Java and XML to unify relevant information and services while enabling businesses to leverage prior technology investments. They also help customers rapidly deliver Web-based applications that are scalable, reliable and secure. The Company acquired SilverStream to further its development of Web services products and services and to enhance its current Web services and product offerings.

     At the closing date of the merger, there were 23,427,448 shares of SilverStream outstanding resulting in a total cash acquisition price of $210.8 million. Direct transaction costs are estimated to be $4.0 million and SilverStream stock options assumed, both vested and unvested, totaled $28.6 million.

     With respect to stock options assumed as a part of the merger, all SilverStream options, vested and unvested, were exchanged for Novell options with the same terms and vesting characteristics. The fair value of these options was included in the acquisition purchase price. The portion of the intrinsic value of unvested options that will be earned over the remaining vesting period of those options has been deducted from the fair value of the unvested options. This deferred compensation will be amortized over the remaining vesting period of approximately two years, in accordance with Financial Accounting Standards Board Interpretation Number 44 ("FIN 44"). In total, options to purchase 4.9 million shares of SilverStream common stock were converted into options to purchase 15.0 million shares of Novell stock using a conversion ratio of 3.0518.

     The fair value of the options was determined using the Black-Scholes model using the following assumptions:

o Fair market value of the underlying shares was based on the average closing price of Novell's common stock on June 10, 2002 and the three days prior and subsequent to that date.
o        Expected life of 2-5 years
o        Expected volatility of 80%
o        Risk free interest rate of 5%
o        Expected dividend rate of 0%

     The value of the acquisition was preliminarily allocated as follows:

                                                            Estimated
     (in thousands)                                      Acquisition Cost   Asset Life (in years)
                                                         ----------------   ---------------------

     Adjusted net tangible assets acquired              $     97,833        N/A
     Deferred compensation                                     4,826        2 years
     Intangible assets
       Purchased in-process research and development           3,000        expensed in the third quarter of fiscal
                                                                            2002
       Developed technology                                   19,800        3 years
       Trademarks / trade names                                2,200        indefinite life
     Goodwill                                                115,771        N/A
                                                         -----------
                                                         $   243,430

     The allocation will be adjusted over the next twelve months as integration plans are finalized, as allowed by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," issued by the Financial Accounting Standards Board ("FASB") in June 2001. There are no other outstanding contingencies that could affect the allocation.

     Goodwill from the acquisition resulted from the Company's belief that the technology SilverStream had developed is valuable to its Web services strategy. The Company also believes it was more beneficial to acquire such technology rather than develop it in-house. The goodwill from the SilverStream acquisition has been allocated to the Company's product segment because the eXtendTM product suite will be included with the Net Directory Services group of products. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," also issued by the FASB in June 2001, the Company will not amortize the goodwill or intangibles with indefinite lives associated with this acquisition. The Company will review these assets periodically for potential impairment issues. Goodwill is not deductible for tax purposes.

     Net tangible assets of SilverStream consisted mainly of cash and cash equivalents, accounts receivable, fixed assets, accounts payable, and other liabilities.

     The value of deferred compensation of approximately $4.8 million represents the intrinsic value of the unvested options assumed by Novell and was determined under the guidance of FIN 44.

     The $3.0 million of in-process research and development pertains to acquired research and development on the eXtend line of products that are not currently technologically feasible, meaning they have not reached the working model stage and do not contain all of the major functions planned for the product nor are they ready for initial customer testing. The estimated amount of the in-process research and development charge represents a preliminary estimate and represents technology related to replacement and enhancement to be included in the next versions of the SilverStream's eXtend product line. Shortly before the acquisition, SilverStream released its latest version of each of its products in the eXtend line: Application Server, Composer, Workbench, and Director. Therefore, there was minimal research and development in process. In-process research and development was valued based on discounting forecasted cash flows directly from the related products. Completion of development on the future upgrades of these products is dependant upon the Company delivering on its web services strategy and successfully integrating SilverStream. The in-process research and development does not have any alternative future use and did not otherwise qualify for capitalization.

     To determine the value of the developed technology, the expected future cash flow attributable to the existing product technology, the family of eXtend products, which are currently shipping and can be combined with Novell products or services, was discounted taking into account risk associated with these assets relative to the in-process research and development. The analysis resulted in a valuation of approximately $19.8 million for developed technology, which has reached technological feasibility.

     The value of trademarks and trade names was determined based on assigning a royalty rate to the revenue streams that were expected from the products using the eXtend trade names. The royalty rate was determined based on trade name recognition, marketing support and contribution of the trade name's value relative to the revenue drivers. The pre-tax royalty rates of
     0.5 percent to the product revenues were then discounted to a present value, resulting in a valuation of approximately $2.2 million.

     The Company's statement of operations includes SilverStream results for the period July 20, 2002 through July 31, 2002. The unaudited pro forma consolidated statement of operations data for the nine months ended July 31, 2002 and 2001 set forth below gives effect to the acquisition of SilverStream as if it had occurred on November 1, 2000. The unaudited pro forma results for these periods include an adjustment to reflect amortization of intangibles recorded in conjunction with the acquisition and the adoption of FAS 142 at the beginning of each of these periods.

                                                                Nine months             Nine months
                                                            ended July 31, 2002     ended July 31, 2001
         Amounts in thousands, except per share data
         Revenue                                                $   861,841              $   791,957
         Net income (loss) before accounting change                 (95,584)                (176,811)
         Net income (loss)                                         (239,286)                (190,859)
         Earnings (loss) per share - Basic and Diluted          $    (0.66)              $    (0.59)

C.   Cash and Short-term Investments

     The Company considers all highly liquid debt instruments purchased with a term to maturity of three months or less to be cash equivalents. Short-term investments are widely diversified, consisting primarily of investment grade securities that either mature within the next 12 months or have other characteristics of short-term investments such as the following. Fixed income securities are included in short-term investments and have contractual maturities ranging from zero to seven years. Securities that are anticipated to be used for current operations are classified as short-term investments, even though some maturities may extend beyond one year. Money market preferreds, included in short-term investments, have contractual maturities of less than 180 days. No other short-term investments have contractual maturities. All marketable debt and equity securities that are included in cash and short-term investments are considered available-for-sale and are carried at fair market value. The unrealized gains and losses related to these securities are included in Other Comprehensive Income (Loss), net of tax, after any applicable tax valuation allowances. Fair market values are based on quoted market prices where available; if quoted market prices are not available, the fair market values are based on quoted market prices of similar instruments of companies that are comparable in size, product offerings, and market sector. When securities are sold, their cost is determined based on the specific identification method. As of July 31, 2002, the Company had $3.3 million of cash restricted in support of outstanding letters of credit.

     The following is a summary of cash and short-term investments, all of which are considered available-for-sale.

                                                                        Gross          Gross         Fair Market
                                                       Cost at       Unrealized      Unrealized       Value at
(Amounts in thousands)                              July 31, 2002       Gains          Losses       July 31, 2002
                                                    -------------       -----          ------       -------------
Cash and cash equivalents:
  Cash                                                $   159,940     $       --     $       --       $   159,940
  U.S. government and agency securities                    42,821             --             --            42,821
  Corporate debt                                           50,795             --             --            50,795
  Money market funds                                      135,294             --             --           135,294
                                                      -----------     ----------     ----------       -----------
          Total cash and cash equivalents                 388,850             --             --           388,850
Short-term investments:
  U.S. government and agency securities                    62,105            519             --            62,624
  Corporate debt                                          148,125          2,322           (272)          150,175
  Money market preferreds                                      --             --             --                --
  Equity securities                                         8,835            313         (3,487)            5,661
                                                      -----------     ----------     -----------     ------------
          Total short-term investments                    219,065          3,154         (3,759)          218,460

          Total cash and short-term investments       $   607,915     $    3,154     $   (3,759)     $    607,310
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
                                                   -  ==========       ========     ==========         =========

     During the first nine months of fiscal 2002, the Company realized gains of $7.4 million and realized losses of $1.0 million on the sale of short-term securities. During the first nine months of fiscal 2001, the Company realized gains of $10.7 million and realized losses of $0.8 million from the sale of short-term securities.

     The Company did not record any impairment losses on short-term investments during the first nine months of fiscal 2002. During the first nine months of fiscal 2001 the Company recorded $16.5 million of impairment losses related to short-term investments whose decline in market value was determined to be other than temporary. The Company reviews all of its investments for impairment and recognizes impairment losses as appropriate.

D.   Long-term Investments

     The primary components of long-term investments are investments made through the Novell Venture account, Cambridge Technology Capital Fund I L.P. ("CTC I"), and direct strategic long-term equity investments. Long-term investments are initially recorded at cost and are written down when they become impaired.

     Investments made through the Novell Venture account generally are in private companies, primarily small capitalization stocks in the high-technology industry sector, and funds managed by venture capitalists. Investments made through CTC I generally are in expansion-stage, private companies providing products and services within the technology industry. The value of the investments made through the Novell Venture account and CTC I is dependent on the performance, successful acquisition, and/or initial public offering of the investees.

     The Company routinely reviews its investments in private securities and venture funds for impairment. The Company analyzes each investment based on factors such as the investee's financial statements, the business environment in which the investee operates, as well as information obtained from the investee regarding its operations. During the first nine months of fiscal 2002 and 2001, the Company recognized impairment losses on long-term investments totaling $29.8 million and $133.2 million, respectively.

E.   Goodwill and Intangible Assets

     The following is a summary of goodwill:

                                                                    July 31, 2002         October 31, 2001
                                                                    -------------         ----------------
          (Amounts in thousands)
          IT consulting related goodwill                             $         --            $    138,211
          Celerant related goodwill                                        42,500                  42,500
          Product related goodwill                                        124,810                   7,084
                                                                     ------------            ------------
            Total goodwill                                           $    167,310            $    187,795
                                                                     ============            ============

     Total goodwill at July 31, 2002 included goodwill $115.8 million from the SilverStream acquisition, which is included in the product segment.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets," and states that goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The provisions under SFAS No. 142 relating to the discontinuance of amortization of goodwill and indefinite lived intangible assets are effective for assets acquired after June 30, 2001, and for assets acquired prior to June 30, 2001, upon adoption of the statement. Novell elected to adopt this statement beginning in the first quarter of fiscal 2002, and discontinued amortization of goodwill acquired prior to July 1, 2001. The Company will review goodwill and intangibles for impairment on a periodic basis. The following table shows what net income would have been had the provision been applied at the beginning of fiscal 2001:

                                                         Quarter ended   Quarter ended    Year-to-date     Year-to-date
      (Amounts in thousands)                             July 31, 2002    July 31, 2001   July 31, 2002    July 31, 2001
                                                         -------------    -------------   -------------    -------------
      Income (loss) before extraordinary item
        As reported                                      $    9,949       $  (19,274)     $  (11,449)      $ (167,311)
        Pro forma                                                         $  (18,308)                      $ (165,349)
      Net income (loss)
        As reported                                      $    9,949       $  (19,274)     $ (155,151)      $ (178,359)
        Pro forma                                                         $  (18,308)                      $ (176,397)
      Basic and diluted income (loss) per share
        As reported                                      $     0.03       $     (0.06)    $    (0.43)      $     (0.55)
        Pro forma                                                         $     (0.06)                     $     (0.55)

     SFAS No. 142 also requires companies to perform an impairment test within six months of adopting the statement. Steps required in the impairment test include: Step 1 - identifying reporting units, assigning assets and liabilities to the reporting units, assigning goodwill to reporting units, and determining if the fair value of each reporting unit is less than its carrying amount. If the fair value is below carrying value, Step 2 - determining the impairment amount - is performed. The Company completed this test during the second quarter of fiscal 2002. Through Step 1, the Company reviewed its three operating segments to identify its four reporting units; Product, Volera, Inc., Information Technology (IT) Consulting, and Management Consulting. The Company's consulting segment was broken down into two reporting units, IT Consulting and Management Consulting, because they are managed and reported separately within the Company and the they do not share the same customer base or offer similar services Based on the present value of expected future cash flows and analysis of qualitative factors, the Company determined that the IT Consulting unit had a fair value that was less than its carrying amount. Step 2 was then performed for this unit to determine the impairment amount, resulting in a transitional goodwill impairment loss of $143.7 million as of November 1, 2001, which was recorded as the cumulative effect of an accounting change in the Company's Consolidated Statements of Operations. The decline in fair value of the IT consulting unit was primarily due to a softening in the consulting and technology markets as well as the global economy causing a sharp decline in IT consulting revenue and profitability.

     The changes in the carrying amount of goodwill for the nine months ended July 31, 2002 are as follows:

                                                                                             Management
     (Amounts in thousands)                         Product       Volera     IT Consulting    Consulting       Total
                                                    -------       ------     -------------    ----------       -----

     Balance as of November 1, 2001                $    7,084    $      --     $  143,702   $     42,500    $  193,286
     Acquisitions during the year                     117,726           --             --             --       117,726
     Impairment of goodwill                                --           --       (143,702)            --      (143,702)
                                                   ----------    ---------     -----------  ------------    ----------
     Balance as of July 31, 2002                   $  124,810    $      --     $       --   $     42,500    $  167,310
                                                   ==========    =========     -=========   ============    ==========

     The following is a summary of intangible assets:

          (Amounts in thousands)                                    July 31, 2002         October 31, 2001
                                                                    -------------         ----------------

          Developed technology                                       $     35,275            $      4,221
          Trade names                                                       3,582                      --
                                                                     ------------            ------------
            Total intangible assets                                  $     38,857            $      4,221
                                                                     ============            ============

     Developed technology relates primarily to technology acquired as a part of the acquisition of SilverStream's eXtend product line of shipping products. Also included are several other small product-related acquisitions. Developed technology is amortized over three years. Trade names relate to the SilverStream individual product names, which Novell continues to use. This asset has an indefinite life and therefore is not amortized but will be reviewed for impairment at least annually. Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes," requires that a deferred tax liability be established for identifiable intangible assets. FAS 109 also prohibits the recognition of a deferred tax liability for non-deductible goodwill.

F.   Income Taxes

     The Company's estimated effective tax rate for the first nine months of fiscal 2002 is 30% on income before the write-off of purchased in-process research and development, investment impairment, and the effect of the cumulative change in accounting principle. The rate differs from the effective tax rate of 21% for fiscal 2001 primarily as a result of changes in the forecasted income before taxes for fiscal 2002. There is no tax benefit for the investment impairment because corporations can only use capital losses to offset capital gains. The Company cannot be assured at this time that it can generate sufficient capital gains during the five-year carry-over period to recognize the tax benefit of this capital loss. Accordingly, a valuation allowance has been established for the investment impairments taken in the second quarter of fiscal 2002. There is no tax benefit for the change in accounting method since goodwill is not deductible for tax purposes in this situation. The write-off of purchased in-process research and development is not deductible for tax purposes.

     The Company paid cash amounts for income taxes of $14.7 million in the first nine months of fiscal 2002 and $9.2 million during the same period of fiscal 2001.

G.   Line of Credit

     The Company currently has a $10 million unsecured revolving bank line of credit. The line of credit expires on March 1, 2003. The line can be used for either letter of credit or working capital purposes and is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company's operations. At July 31, 2002, there were standby letters of credit of $6.6 million outstanding under this agreement. The Company has an additional $3.4 million in outstanding letters of credit at other banks collateralized by $3.3 million cash.

H.   Restructuring

     During the second quarter of fiscal 2002, the Company recorded a pre-tax restructuring charge of approximately $20.4 million. The charge was a result of the Company's continued move towards its business strategy of becoming a solutions provider, addressing changes in the market due to technology changes, and becoming more customer focused. Specific actions taken included reducing the Company's workforce worldwide by approximately 50 employees (less than 1%), consolidating facilities, closing offices in unprofitable locations, and disposing of excess property and equipment. The following table summarizes the activity during fiscal 2002 related to the second quarter fiscal 2002 restructuring.

                                                       Total               Cash         Non-Cash        Balance at
                                               Restructuring Charge      Payments       Charges        July 31, 2002
                                               --------------------      --------       --------       -------------
     (Amounts in thousands)
     Severance and benefits                       $     14,748          $    (7,743)   $    (1,318)     $      5,687
     Excess facilities and property and
       equipment                                         5,146                 (556)            --             4,590
     Other restructuring-related costs                     492                   (3)          (150)              339
                                                  ------------          ------------   ------------     ------------
                                                  $     20,386          $    (8,302)   $    (1,468)     $     10,616
                                                  ============          ===========    ============     ============

     As of July 31, 2002, the remaining balance of the second quarter 2002 restructuring charge included accrued liabilities related to severance and benefits, which will be paid out over the next four quarters, and redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

     At the end of the fourth quarter of fiscal 2001, the Company recorded $50.7 million of pre-tax, restructuring charges resulting from changes in general market conditions, changing customer demands, and the Company's evolution of its business strategy, all of which required the Company to restructure its operations. This business strategy focuses on Net business solutions along with Net services software designed to secure and power the networked world across leading operating systems. The execution of this strategy included refining the Company's consulting initiatives, refocusing research and development efforts, defining sales and marketing efforts to be more customer and solutions oriented, and adjusting the overall cost structure given current revenue levels and the Company's direction.

     Specific actions included reducing the Company's workforce worldwide by approximately 1,100 employees (approximately 16%), consolidating excess facilities and disposing of excess property and equipment, terminating a management consulting contract that no longer fit with the Company's strategic focus, and abandoning and writing off technologies that no longer fit within the Company's new strategy. The Company also realigned its remaining resources to better manage and control its business.

     The following table summarizes the costs and activities during the first nine months of fiscal 2002, related to the fourth quarter 2001 restructuring.

                                                                                       Non-Cash
                                                    Balance at           Cash         Charges /          Balance
                                                 October 31, 2001      Payments       Adjustments      July 31, 2002
                                                 ----------------      --------       -----------      -------------
     (Amounts in thousands)
     Severance and benefits                        $     32,793      $   (26,646)    $    (4,000)       $      2,147
     Excess facilities and property and
       equipment                                         10,896           (5,271)          1,970               7,595
     Other restructuring-related costs                      911             (226)             --                 685
                                                   ------------      ------------    -----------        ------------
                                                   $     44,600      $   (32,143)    $    (2,030)       $     10,427
                                                   ============      ===========     ===========        ============

     As of July 31, 2002, the remaining balance of the fourth quarter 2001 restructuring charge included accrued liabilities largely related to severance and benefits, which will be paid out during fiscal 2002, and redundant facilities costs, which will be paid over the respective remaining lease terms.

     During the third quarter of fiscal 2001, the Company recorded a restructuring charge of approximately $30.4 million, pre-tax, as a result of the Company's acquisition of Cambridge Technology Partners ("Cambridge") and changes in the Company's business to move towards a Net business solutions strategy.

     Specific actions included reducing the Company's workforce worldwide by approximately 280 employees (approximately 5% before the addition of Cambridge) across all functional areas, consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within the integrated Company's new strategy, and discontinuing unprofitable product lines. The following table summarizes the activity during the first nine months of 2002, related to the third quarter 2001 restructuring costs.

                                                   Balance at            Cash          Non-Cash         Balance at
                                                October 31, 2001       Payments         Charges        July 31, 2002
                                                ----------------       --------         -------        -------------
     (Amounts in thousands)
     Severance and benefits                        $      3,377      $    (2,128)     $        --       $      1,249
     Abandoned technology                                   211             (211)              --                 --
     Excess facilities and property and
       equipment                                          9,736           (5,191)              --              4,545
     Exit unprofitable product lines                        486             (486)              --                 --
     Other restructuring-related costs                      527             (340)              --                187
                                                   ------------       ----------       ----------       ------------
                                                   $     14,337      $    (8,356)     $        --       $      5,981
                                                   ============      ===========      ===========       ============

     As of July 31, 2002, the remaining balance of the third quarter 2001 restructuring charge included accrued liabilities largely related to severance benefits and excess facilities costs, which will be paid over the respective remaining lease terms.

     During the second quarter of fiscal 2002, the Company also released approximately $1.3 million of excess accruals related to a fiscal 2000 restructuring, which reduced the restructuring costs reflected on the statement of operations for the nine months ended July 31, 2002. These excess accruals relate to facilities and legal costs that were not required.

I.   Commitments and Contingencies

     On December 21, 2001, Novell formed a venture capital fund, Novell Technology Capital Fund I, L.P. (the "Fund"), and related entities that include Novell Technology GPLP I, L.P. ("GPLP"), the general partner of the Fund. Subsequent to the end of the third quarter of fiscal 2002, due to the difficulty of raising funds in the current market conditions, Novell decided not to go forward with this initiative and is in the process of dissolving the Fund. Novell had committed to an aggregate investment of $15 million in the Fund and in GPLP, from which it will be released. Mr. Messman, a director of Novell and Novell's Chief Executive Officer and President, had committed to an investment in the Fund as a limited partner. Mr. Linsalata, Novell's Senior Vice President, Venture Investments, had committed to an investment in the Fund as a limited partner, and to a limited partnership investment in GPLP. Additionally, Mr. Linsalata would have been entitled to a portion of the amounts allocable to GPLP by the Fund. No amounts have been distributed by the Fund or GPLP. The financial and operating results of the Fund, GPLP and other related entities have been consolidated in Novell's financial statements for the third quarter of fiscal 2002.

     The Board of Directors also established the Novell Venture account within Novell's investment portfolio for the purpose of making investments in private companies, mainly small capitalization stocks in the high-technology industry sector, and in funds managed by venture capitalists for the promotion of the Company's business and strategic objectives. As of July 31, 2002, the Company had investments of $35.7 million in private companies and $56.5 million in externally managed venture capital funds, and had commitments to the externally managed venture capital funds to contribute an additional $77.5 million over the next two to five years, as requested by the fund managers. Novell, through its acquisition of Cambridge, also owns both limited and general partnership interests in the Cambridge Technology Capital Fund I ("CTC I") entitling it to approximately 24% of CTC I's income and expenses. As of July 31, 2002, the Company had an investment balance of $1.4 million in CTC I and had commitments to contribute an additional $300,000 through 2007.

     In May 2002, France Telecom SA and U.S. Philips Corporation, alleged co-owners of a U.S. patent, filed suit in the U.S. District Court, District of Delaware, against Novell. The plaintiffs allege that Novell's NetWare client software infringes the patent. In the suit, the plaintiffs seek unspecified monetary damages and an injunction prohibiting infringement of the patent. Novell intends to vigorously defend itself. This litigation is in its early stages. Although there can be no assurance as to the ultimate disposition of the suit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

     SilverStream and several of its former officers and directors, as well as the underwriters who handled SilverStream's public offerings, are named as defendants in several class action complaints that have been filed on behalf of certain of former stockholders of SilverStream who purchased securities between August 16, 1999 and December 6, 2000. These complaints allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of SilverStream's initial and secondary public offerings. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court. The plaintiffs have brought similar actions against a large number of other issuers and underwriters, making similar allegations. A Consolidated Amended Complaint was filed, in the U.S. District Court, Southern District of New York, on April 19, 2002. All issuers, including SilverStream, filed a Motion to Dismiss on July 15, 2002. Novell believes that SilverStream and the individual defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously.

     In February 1998, a suit was filed in the U.S. District Court, District of Utah, against Novell and certain of its officers and directors, alleging violation of federal securities laws by concealing the true nature of Novell's financial condition and seeking unspecified damages. The lawsuit was brought as a purported class action on behalf of purchasers of Novell common stock from November 1, 1996 through April 22, 1997. After a first dismissal and a subsequent amendment to the complaint, the Federal District Judge dismissed the amended complaint with prejudice for failure to state a claim. The plaintiffs have filed a Notice of Appeal to the Tenth Circuit Court of Appeals and Novell intends to vigorously defend to uphold the Federal District Court's ruling. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows

     In January 1995, Lantec, Inc. filed suit against Novell in the U.S. District Court, the District of Utah, for alleged anti-trust violations arising from Novell's acquisition of the GroupWise technology. The plaintiffs were seeking to demonstrate damages of $300 million. On April 19, 2001, the judge ruled in favor of Novell and dismissed the entire complaint. The plaintiff filed a Notice of Appeal to the Tenth Circuit Court of Appeals and Novell intends to vigorously defend to uphold the Federal District Court's ruling. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

     The Company is a party to a number of legal claims arising in the ordinary course of business. The Company believes the ultimate resolution of these claims will not have a material adverse effect on its financial position, results of operations, or cash flows.

J.   Segment Information

     The Company is organized and operates as three business segments: product, consulting, and Volera, Inc. The Company's products and services are sold throughout the world. The Company's offerings within the product segment are sold domestically via direct, OEM, reseller, and distributor channels, and internationally are sold directly and through distributors who sell to dealers and end users. The following is a description of each of the three segments:

     o Product - includes Net Management Services products (Directory-Enabled OS, Management and Collaboration products, and UNIX royalties), Net Directory Services and other directory products, and product-related customer service, support, and education. Products in this segment are packaged under the names NetWare, ZEN, GroupWare, eDirectory, DirXML, iChain, Single Sign On, eXtend (SilverStream product suite).
     o Consulting - includes Novell and Cambridge IT services consulting and Celerant management consulting. o Volera, Inc. - Novell's majority-owned subsidiary, which provides Content Distribution Network software.

     Beginning November 1, 2001, the performance of the Company is evaluated by the Chief Executive Officer and the Worldwide Management Committee, the Company's chief decision makers, based on the review of revenue, segment gross margin, and segment income (loss) from operations for each of the segments above. Performance is also evaluated based on revenue results by geographic region. Separate financial information is not evaluated by business segment in regards to asset allocation. Except for net sales, operating results by segment are not available for the third quarter and year-to-date fiscal 2001. Prior to the acquisition of Cambridge, the Company operated in one segment and did not maintain operating results for the current segments. Operating results, other than net sales, were available on a total company basis only. As the Company continues to consolidate its operations, it will evaluate how it should most appropriately manage its business and may make changes to its operating segments accordingly.

     Operating Results by Segment

     Quarter ended July 31, 2002                        Product       Consulting         Volera       Total Novell
                                                        -------       ----------         ------       ------------
     (Amounts in thousands)
     Net sales                                        $  206,153     $   74,155       $    1,965      $  282,273
     Direct consulting cost of sales                                     58,315                           58,315
                                                                     ----------
       Consulting contribution margin                                    15,840
     Other cost of sales                                  39,530         11,002              975          51,507
                                                      ----------     ----------       ----------      ----------
       Gross profit                                      166,623          4,838              990         172,451
     Segment operating expenses                          130,157         24,843            6,183         161,183
                                                      -----------    ----------       ----------      ----------
       Segment income (loss) from operations          $   36,466     $  (20,005)      $   (5,193)         11,268
                                                      ==========     ===========      ===========
     Unallocated operating expenses                                                                        3,000
                                                                                                      ----------
       Income from operations                                                                         $    8,268
                                                                                                      ==========

     Quarter ended July 31, 2001                        Product       Consulting         Volera       Total Novell
                                                        -------       ----------         ------       ------------
     (Amounts in thousands)
     Net sales                                        $  209,750     $   37,109       $    2,225      $  249,084



     Year-to-date July 31, 2002                         Product       Consulting         Volera       Total Novell
                                                        -------       ----------         ------       ------------
     (Amounts in thousands)
     Net sales                                        $  602,519     $  225,968       $    5,498      $  833,985
     Direct consulting cost of sales                                    186,413                          186,413
                                                                     ----------
       Consulting contribution margin                                    39,555
     Other cost of sales                                 115,086         35,956            2,764         153,806
                                                      ----------     ----------       ----------      ----------
       Gross profit (loss)                               487,433          3,599            2,734         493,766
     Segment operating expenses                          377,575         75,426           19,925         472,926
                                                      -----------    ----------       ----------      ----------
       Segment income (loss) from operations          $  109,858     $  (71,827)      $  (17,191)         20,840
                                                      ==========     ===========      ===========
     Unallocated operating expenses                                                                       24,756
                                                                                                      ----------
       Loss from operations                                                                           $   (3,916)
                                                                                                      ===========

                                                        Product       Consulting         Volera       Total Novell
     Year-to-date July 31, 2001
     (Amounts in thousands)
     Net sales                                        $  664,067     $   64,874       $    5,933      $  734,874

     Direct consulting cost of sales includes salaries, benefits, and project related travel expenses for consultants (reimbursable and non-reimbursable), fees paid to subcontractors for work performed on projects, and other expenses incurred specifically for consulting projects. Other cost of sales for consulting includes consulting costs not directly attributable to a project, including allocations for facilities and information systems and technology. Segment operating expenses include direct segment costs along with management's allocation of certain common sales, marketing, and general and administrative costs to each business unit. Unallocated operating expenses include purchased in-process research and development, restructuring, and integration expenses.

     Prior to fiscal 2002, the Company operated in one segment. The Company's decision makers evaluated the Company based on total Company results. Revenue was evaluated based on geographic location and product category. Other than net sales, separate financial information was not available by product category and geographic location. The following table shows third quarter and year-to-date fiscal 2002 and 2001 revenue under the previous segment categories.

     Revenue by product category                             Three Months Ended                  Nine Months Ended
     ---------------------------                        ------------------------------------------------------------------
     (Amounts in thousands)                             July 31, 2002    July 31, 2001     July 31, 2002     July 31, 2001
                                                        -------------    -------------     -------------     -------------
     Net management services                               $  158,226        $  170,226       $  463,774        $  537,977
     Net directory services                                    12,995             4,854           35,004            20,469
     Net content services                                       1,965             2,225            5,498             5,933
     Consulting, support services and education               109,087            71,779          329,709           170,495
                                                           ----------        ----------       -----------       ----------
       Total net sales                                     $  282,273        $  249,084       $  833,985        $  734,874
                                                           ==========        ==========       ==========        ==========


     Sales outside the U.S. are comprised of sales to international customers in Europe, the Middle East, Africa, Canada, South America, and the Asia Pacific region. International sales in any single international location were not material to the Company as a whole.

     For the first nine months of fiscal 2002 and fiscal 2001, sales to international customers were approximately $400.2 million and $322.6 million, respectively. In the first nine months of fiscal 2002 and fiscal 2001, 73% and 67%, respectively, of international sales were to European countries. No one foreign country accounted for 10% or more of total net sales in either period.

     There were no customers accounting for more than 10% of total revenue during the first nine months of fiscal 2002 or fiscal 2001.

K.   Net Income (Loss) Per Share

                                                               Three Months Ended               Nine Months Ended
                                                        ------------------------------------------------------------------
     (Amounts in thousands, except per share data)      July 31, 2002    July 31, 2001     July 31, 2002    July 31, 2001
                                                        -------------    -------------     -------------    -------------
     Basic net income per share computation
     Net income (loss)                                    $     9,949       $   (19,274)     $  (155,151)      $  (178,359)
                                                          -----------       ------------     ------------      ------------
     Weighted average shares outstanding                      364,211           328,683          363,131           322,913
                                                          -----------       -----------      -----------       -----------
     Basic net income (loss) per share                    $     0.03        $    (0.06)      $    (0.43)       $    (0.55)
                                                          ==========        ===========      ===========       ===========
     Diluted net income per share computation
     Net income (loss)                                    $     9,949       $   (19,274)     $  (155,151)      $  (178,359)
                                                          -----------       ------------     ------------      ------------
     Weighted average shares outstanding                      364,211           328,683          363,131           322,913
     Incremental shares attributable to exercise of
      outstanding options (treasury stock method)                  36                --               --               --
                                                          -----------       -----------      -----------       ----------
     Total                                                    364,247           328,683          363,131          322,913
                                                          -----------       -----------      -----------       ----------
     Diluted net income (loss) per share                  $     0.03        $    (0.06)      $     (0.43)      $    (0.55)
                                                          ==========        ===========      ============      ===========

L.   Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, for the three-month and year-to-date periods ended July 31, 2002 and 2001, were as follows:

                                                            Three Months Ended                  Nine Months Ended
                                                    ----------------------------------------------------------------------
     (Amounts in thousands)                             July 31, 2002    July 31, 2001     July 31, 2002    July 31, 2001
                                                        -------------    -------------     -------------    -------------
     Net income (loss)                                  $    9,949       $   (19,274)      $ (155,151)      $  (178,359)
     Change in net unrealized gain/loss on
       investments                                            (672)           (4,630)          (4,687)           71,225
     Change in cumulative translation adjustment              (843)              197           (1,157)              722
                                                        -----------      -----------       -----------      -----------
     Comprehensive loss                                 $    8,434       $   (23,707)      $ (160,995)      $  (106,412)
                                                        ==========       ============      ===========      ============

     The components of accumulated other comprehensive income, net of related tax, at July 31, 2002 and October 31, 2001, are as follows:

                                                           July 31, 2002    October 31, 2001
     (Amounts in thousands)
     Net unrealized gain on investment:                      $       345       $     5,032
     Cumulative translation adjustment                            (3,734)           (2,577)
                                                             ------------      ------------
     Accumulated other comprehensive income (loss)           $    (3,389)      $     2,455
                                                             ============      ===========

M.   Derivative Instruments

     A large portion of Novell's sales, expense and capital purchasing activities are transacted in U.S. dollars. However, Novell does enter into transactions in other currencies, primarily European, Japanese yen and certain other Latin American and Asian currencies. To protect against reductions in value caused by changes in foreign exchange rates, Novell has established balance sheet hedging programs. The Company hedges currency risks of some assets and liabilities denominated in foreign currencies through the use of one-month forward contracts. Due to the short period of time between entering into the forward contracts and the quarter end, the fair value of the derivatives as of July 31, 2002 is insignificant and, accordingly, did not have a material impact on our financial position or results of operations. The Company does not currently hedge currency risks related to revenue or expenses denominated in foreign currencies.

N.   Recent Accounting Pronouncements

     In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. The provisions of SFAS No. 144 are effective for fiscal year 2002 and will be applied prospectively. The Company adopted SFAS No. 144 during fiscal 2002 and it did not have a material impact on the Company's consolidated financial position and results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement eliminates the definition and requirements for recognition of exit costs in the Emerging Issues Task Force ("EITF") Issues 94-3, which defined the requirements for recognition of a liability at the date an entity commits to a restructuring plan. This statement also established the fair value is the objective for initial measurement of the liability. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt this statement in the fourth quarter of fiscal 2002.

     At the beginning of the second quarter of fiscal 2002, the Company adopted FASB Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" ("EITF 01-14"). EITF 01-14 requires companies to account for reimbursements received for incurred out-of-pocket expenses as revenue and the related expenses as cost of sales. EITF 01-14 also requires companies to reclassify prior period financial statements to conform to current year presentation for comparative purposes. Previously these expenses were not included in the statement of operations. The adoption of EITF 01-14 did not have an impact on net earnings in any reported period. The Company restated the third quarter of fiscal 2001 through the first quarter of fiscal 2002 increasing revenue and cost of goods sold between $2.5 million and $8.2 million in each quarter depending on the amount of reimbursable revenue incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. In some cases, such forward-looking statements may be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue" or the negative thereof or other comparable terminology. Such forward-looking statements include statements regarding, among other things, our revenue expectations, future business strategies, market conditions and opportunities, and liquidity. All forward-looking statements are based on management's expectations and information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially from management's expectations and the results discussed in such forward-looking statements as a result of a number of factors, which include, but are not limited to, those set forth below in the section titled "Risk Factors Affecting Future Results of Operations."

Introduction

Novell, Inc., ("Novell" or the "Company") provides Net business solutions and Net services software designed to secure and power the networked world. Novell and its services division, Cambridge Technology Partners ("Cambridge"), help organizations solve complex business challenges, simplify their systems and processes, and capture new opportunities. Novell provides worldwide channel, consulting, education, and developer programs to support its offerings.

Critical Accounting Policies

The Company considers certain accounting policies related to revenue recognition and impairment of long-lived assets and valuation of deferred tax assets to be critical policies due to the estimation processes involved in each.

Revenue recognition. The Company's IT consulting services business derives a portion of its revenue from fixed-price, fixed-time contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized based on percentage of completion, using time-to-completion to measure the percent complete with revisions to estimates reflected in the period in which changes become known. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations.

The Company recognizes revenue from product sales, including license fees, when persuasive evidence of an agreement exists, delivery of the product has occurred, and the fee is fixed or determinable and collection is probable. If the total fee due from the customer is not fixed or determinable at the sale date, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. Revenue from services, including maintenance contracts and consulting, is recognized as services are performed, a signed contract exists, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. The Company records a provision against revenue for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Impairment of long-lived assets and valuation of deferred tax assets. The Company's long-lived assets include fixed assets, long-term investments, goodwill and other intangible assets. At July 31, 2002, the Company had $ 459.7 million of fixed assets, $94.7 million of long-term investments, $167.3 million of goodwill, $38.9 million of intangible assets, and $81.9 million of net deferred tax assets, current and non-current, accounting for approximately 44% of the Company's total assets.

The Company periodically reviews its fixed assets for impairment in accordance with FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In determining whether a fixed asset is impaired, the Company must make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other related factors. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

The fair value of the long-term investments is dependant on the performance of the companies or venture funds in which the Company has invested, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments, the Company will consider these factors as well as the forecasted financial performance of its investees. If these forecasts are not met, the Company may have to record additional impairment charges not previously recognized. During the nine months ended July 31, 2002, the Company recognized $29.8 million of impairment losses related to its long-term investments.

In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On November 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," and was, therefore, required to analyze its goodwill and other intangibles with indefinite lives for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. The Company's first goodwill impairment analysis under SFAS 142 was completed during the second quarter of fiscal 2002 and resulted in an impairment charge of $143.7 million related to goodwill in its IT Consulting group.

The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances on a quarterly basis.

Acquisitions

Pursuant to the terms of an Agreement and Plan of Merger, dated as of June 9, 2002 by and among Novell, Delaware Planet, Inc., a wholly owned subsidiary of Novell, and SilverStream Software, Inc., a Delaware corporation ("SilverStream"), Delaware Planet commenced a cash tender offer on June 18, 2002 to acquire all of the outstanding shares of SilverStream common stock at a price of $9.00 per share. On July 17, 2002, Delaware Planet announced the completion of its cash tender offer, pursuant to which it purchased almost all outstanding shares of SilverStream common stock at a price of $9.00 per share. On July 19, 2002, Novell completed its acquisition of SilverStream by merging Delaware Planet into SilverStream. As a result of the merger, each share of SilverStream common stock that was not tendered in the tender offer now represents the right to receive $9.00 in cash, without interest.

SilverStream provides software products and services that enable organizations to more effectively conduct business using the Web. SilverStream's products and services leverage the power of standards such as Java and XML to unify relevant information and services while enabling businesses to leverage prior technology investments. They also help customers rapidly deliver Web-based applications that are scalable, reliable and secure. The Company acquired SilverStream to further its development of Web services products and services and to enhance its current Web services and product offerings.

At the closing date of the merger, there were 23,427,448 shares of SilverStream outstanding resulting in a total cash acquisition price of $210.8 million. Direct transaction costs are estimated to be $4.0 million and SilverStream stock options assumed, both vested and unvested, totaled $28.6 million.

With respect to stock options assumed as a part of the merger, all SilverStream options, vested and unvested, were exchanged for Novell options with the same terms and vesting characteristics. The fair value of these options was included in the acquisition purchase price. The portion of the intrinsic value of unvested options that will be earned over the remaining vesting period of those options has been deducted from the fair value of the unvested options. This deferred compensation will be amortized over the remaining vesting period of approximately two years, in accordance with Financial Accounting Standards Board Interpretation Number 44 ("FIN 44"). In total, options to purchase 4.9 million shares of SilverStream common stock were converted into options to purchase 15.0 million shares of Novell stock using a conversion ratio of 3.0518. The fair value of the options was determined using the Black-Scholes model using the following assumptions:

o Fair market value of the underlying shares was based on the average closing price of Novell's common stock on June 10, 2002 and the three days prior and subsequent to that date.
o        Expected life of 2-5 years
o        Expected volatility of 80%
o        Risk free interest rate of 5%
o        Expected dividend rate of 0%

The value of the acquisition was preliminarily allocated as follows:

                                                            Estimated
     (in thousands)                                      Acquisition Cost       Asset Life (in years)
                                                         ----------------       ---------------------

     Adjusted net tangible assets acquired              $     97,833             N/A
     Deferred compensation                                     4,826             2 years
     Intangible assets
       Purchased in-process research and development           3,000             expensed in the third quarter fiscal 2002
       Developed technology                                   19,800             3 years
       Trademarks / trade names                                2,200             indefinite life
     Goodwill                                                115,771             N/A
                                                         -----------
                                                         $   243,430

The allocation will be adjusted over the next twelve months as integration plans are finalized, as allowed by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" issued by the Financial Accounting Standards Board ("FASB") in June 2001. There are no other outstanding contingencies that could affect the allocation.

Goodwill from the acquisition resulted from the Company's belief that the technology SilverStream had developed is valuable to its Web services strategy. The Company also believes it was more beneficial to acquire such technology rather than develop it in-house. The goodwill from the SilverStream acquisition has been allocated to the Company's product segment because the eXtend product suite will be included with the Net Directory Services group of products. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," also issued by the FASB in June 2001, the Company will not amortize the goodwill or intangibles with indefinite lives associated with this acquisition. The Company will review these assets periodically for potential impairment issues. Goodwill is not deductible for tax purposes.

Net tangible assets of SilverStream consisted mainly of cash and cash equivalents, accounts receivable, fixed assets, accounts payable, and other liabilities.

The value of the deferred compensation of approximately $4.8 million represents the intrinsic value of the unvested options assumed by Novell and was determined under the guidance of FIN 44.

The $3.0 million of in-process research and development pertains to acquired research and development on the eXtend line of products that are not currently technologically feasible, meaning they have not reached the working model stage and do not contain all of the major functions planned for the product nor are they ready for initial customer testing. The estimated amount of the in-process research and development charge represents a preliminary estimate and represents technology related to replacement and enhancement to be included in the next versions of the SilverStream's eXtend product line. Shortly before the acquisition, SilverStream released its latest version of each of its products in the eXtend line, Application Server, Composer, Workbench, and Director. Therefore, there was minimal research and development in process. Completion of development on the future upgrades of these products is dependant upon the Company delivering on its web services strategy and successfully integrating SilverStream. . The in-process research and development does not have any alternative future use and did not otherwise qualify for capitalization.

To determine the value of the developed technology, the expected future cash flow attributable to the existing product technology, the family of eXtend products, which are currently shipping and can be combined with Novell products or services, was discounted, taking into account risks associated with these assets relative to the in-process research and development. The analysis resulted in a valuation of approximately $19.8 million for developed technology, which has reached technological feasibility.

The value of trademarks and trade names was determined based on assigning a royalty rate to the revenue streams that were expected from the products using the eXtend trade names. The royalty rate was determined based on trade name recognition, marketing support and contribution of the trade name's value relative to the revenue drivers. The pre-tax royalty rates of 0.5 percent to the product revenues were then discounted to a present value, resulting in a valuation of approximately $2.2 million.

The Company's statement of operations includes SilverStream results for the period July 20, 2002 through July 31, 2002.

Results of Operations

Net Sales

                              Quarter ended July 31,                          Year-to-date July 31,
                              ----------------------                          ---------------------
                               2002             2001          Change          2002            2001           Change
                               ----             ----          ------          ----            ----           ------
Net sales (thousands)       $ 282,273         $ 249,084         13.3%      $ 833,985       $ 734,874          13.5%

Beginning in fiscal 2002, Novell's operations are organized by operating segment
     o product, consulting, and Volera, Inc. o Product - includes Net Management Services products (Directory-Enabled OS, Management and Collaboration products, and UNIX royalties), Net Directory Services and other directory products, and product-related customer service, support, and education. Products in this segment are packaged under the names NetWare, ZEN, GroupWare, eDirectory, DirXML, iChain, Single Sign On, eXtend (SilverStream product suite).
     o Consulting - includes Novell and Cambridge IT services consulting and Celerant management consulting.
     o Volera, Inc. - Novell's majority-owned subsidiary, which provides Content Distribution Network software.

Product sales decreased $3.6 million or 2% in the third quarter of fiscal 2002 and $61.5 million or 9% year-to-date 2002 compared to the same periods of fiscal 2001. Within the product segment, sales from Net Management Services products decreased $12.0 million or 7% in the third quarter of fiscal 2002 and $74.2 million or 14% year-to-date 2002 compared to the same periods of fiscal 2001. These decreases were primarily due to decreased sales of NetWare, which decreased 14% in the quarter and 17% year-to-date, and lower Unix royalty revenue from expiring royalty contracts, which decreased 11% for the quarter and 13% year-to-date. Also, year-to-date sales from Net Management Services were affected by decreased sales of Management and Collaboration products. Sales from Net Directory Services products increased $8.1 million or 168% in the third quarter of fiscal 2002 and $14.5 million or 71% year-to-date 2002 compared to the same periods of fiscal 2001 primarily due to increased sales from DirXML and Single Sign On, which have both grown over 300% year over year, and the addition of SilverStream revenue for the period July 20, 2002 through July 31, 2002. Product related service, education, and support remained relatively flat during the third quarter of fiscal 2002 and decreased $1.9 million year-to-date 2002 compared to the same periods of fiscal 2001. The Company believes product sales for the fourth quarter of fiscal 2002 will increase approximately $10 million above third quarter fiscal 2002 levels, with approximately $8 million coming from the addition of eXtend product sales and the balance resulting from seasonality.

Consulting sales were $37.0 million or 99.8% higher in the third quarter of fiscal 2002 and $161.1 million or 248% higher year-to-date 2002 compared to the same periods of fiscal 2001, due to the acquisition of Cambridge at the end of the third quarter of fiscal 2001. Cambridge operations were included in the Company's operating results for only 21 days in fiscal 2001 compared to the entire quarter in fiscal 2002. Consulting sales decreased $1.2 million in the third quarter of fiscal 2002 compared to the second quarter of fiscal 2002, as sales from both the IT services and Celerant consulting units decreased approximately $0.6 million quarter over quarter. This decrease was primarily due to a weakened services market and decreased demand for the Company's systems integration and Net solutions. The Company expects to see a leveling off of the decrease in the demand for consulting sales over the next few quarters as the economy stabilizes and companies increase investments in technology solutions.

At the beginning of the second quarter of fiscal 2002, the Company adopted FASB Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," ("EITF 01-14"). EITF 01-14 requires companies to account for reimbursements received for incurred out-of-pocket expenses as revenue and the related expenses as cost of sales. Previously they were not included in the statement of operations. Reimbursable expense revenue is now included in consulting revenue in all periods presented. The Company restated the third quarter of fiscal 2001 through the first quarter of fiscal 2002 increasing revenue and cost of goods sold between $2.5 million and $8.2 million in each quarter, depending on the amount of reimbursable revenue incurred.

Net sales from Volera, Inc. were relatively flat in the third quarter of fiscal 2002 and year-to-date 2002 compared to the same periods of fiscal 2001 and are expected to remain relatively flat for the remainder of fiscal 2002. Volera's performance has not met the growth expectations of the Company and thus the Company is re-evaluating its strategy for Volera.

International sales represented 49% of total net sales in the third quarter of fiscal 2002 and 48% year-to-date 2002 compared to 43% in the third quarter of fiscal 2001 and 44% for the first nine months of fiscal 2001. During the third quarter of fiscal 2002, international sales increased 28% while domestic sales increased 2% compared to the same period of fiscal 2001. Year-to-date, international sales increased 24% and domestic sales increased 5% compared to the same period of fiscal 2001. Internationally, sales increases during the quarter were due to the addition of Cambridge, favorable foreign exchange rates, which accounted for approximately $4.8 million, and recovering European market conditions. The increase in domestic sales during the third quarter and first nine months of fiscal 2002 was largely due to the addition of Cambridge revenue beginning July 10, 2001, the end of the third quarter of fiscal 2001.

Total net sales increased 3% in the third quarter of fiscal 2002 compared to the second quarter of fiscal 2002. Product sales were up 5%, consulting sales were down 2% and Volera sales were up 41% in the third quarter of fiscal 2002 compared to the second quarter of fiscal 2002. International sales benefited approximately $4.8 million from favorable exchange rates. The Company expects total net sales for the fourth quarter of fiscal 2002 to increase approximately $10 million compared to third quarter 2002 levels, with approximately $8 million coming from the addition of SilverStream and the balance due to seasonality. Although NetWare sales improved in the third quarter of fiscal 2002 compared to the second quarter of fiscal 2002, the Company is working to address the long-term growth potential of the NetWare product line. In addition, the Company is also addressing declining sales in the consulting segment in an effort to improve results in future periods. The Company completed its integration of Cambridge during the first half of fiscal 2002. It has reorganized its sales force to provide better coverage and resources for its customers and partners, focusing on solving business issues with Novell solutions and services. In addition, the Company is integrating the SilverStream products into its offerings and integrating SilverStream's operations as deemed appropriate. The Company anticipates that it will take several quarters to fully realize the benefits from these actions.

At July 31, 2002, the Company had $239.9 million of deferred revenue on its Balance Sheet representing revenue that will be recognized in future periods. The majority of this deferred revenue relates to one-year maintenance contracts, which are recognized ratably over a 12-month period. The Company has either received payment or recorded a receivable for the deferred revenue, and believes the risk of collectability is low. Direct costs to be incurred to fu1fill these maintenance obligations are relatively small and are recognized as work is performed.

Gross Profit

                                  Quarter ended July 31,                         Year-to-date July 31,
                                  ----------------------                         ---------------------
                                  2002             2001          Change          2002            2001          Change
                                  ----             ----          ------          ----            ----          ------
Gross profit  (thousands)      $  172,451     $172,908             (0.3)%     $  493,766      $  524,619        (5.9)%
Percentage of net sales             61.1%         69.4%                            59.2%           71.4%

Gross profit as a percentage of net sales decreased in the third quarter and year-to-date 2002 compared to the same periods of fiscal 2001, primarily due to the effects of a higher mix of lower-margin consulting business along with decreased product sales levels. The mix between product sales and consulting sales has shifted due to the acquisition of Cambridge, causing product sales to become a smaller percentage of total sales. During the third quarter and year-to-date fiscal 2002, gross margin for the consulting segment was $4.8 million or 7% and $3.6 million or 2%, respectively. The low consulting margins are primarily due to decreased consulting sales, reduced prices, and increased costs related to excess consultants who were not fully utilized on consulting engagements. The Company does not expect overall gross profit margins to reach fiscal 2001 levels in the future due to the increase in the consulting business as a percentage of total sales. However, the Company believes the current gross profit margin of 61% can be improved and is currently addressing ways to improve its gross margin in future periods, such as improved utilization and increased consulting billing rates.

As described above, the Company adopted EITF 01-14, which requires companies to account for reimbursements received for out-of-pocket expenses incurred as revenue and the related expenses as cost of sales. This change did not have a significant effect on gross margin.

Operating Expenses

                                  Quarter ended July 31,                         Year-to-date July 31,
(Amounts in thousands)            2002             2001          Change          2002            2001          Change
                                  ----             ----          ------          ----            ----          ------
Sales and marketing             $ 90,125        $ 100,013           (9.9)%    $  261,660      $  338,335       (22.7)%
 Percentage of net sales           31.9%            40.2%                          31.4%           46.0%
Product development               41,492           47,976          (13.5)%       122,976         147,388       (16.6)%
 Percentage of net sales           14.7%            19.3%                          14.7%           20.1%
General and
  administrative                  29,566           28,101            5.2%         90,946          77,347        17.6%
 Percentage of net sales           10.5%            11.3%                          10.9%           10.5%
Restructuring                         --           30,392             --          19,100          30,392       (37.2)%
 Percentage of net sales              --            12.2%                           2.3%            4.1%
Purchased in-process R&D
                                   3,000               --             --           3,000              --           --
 Percentage of net sales            1.1%               --                           0.4%              --
Total operating expenses
                               $ 164,183        $ 206,482          (20.5)%       497,682         593,462       (16.1)%
 Percentage of net sales           58.2%            82.9%                          59.7%           80.8%

Sales and marketing expenses decreased $9.9 million and $76.7 million in the third quarter and year-to-date of fiscal 2002, respectively, compared to the same periods of fiscal 2001. These declines are primarily due to decreased spending on marketing campaigns and lower headcount due to the restructurings in the third and fourth quarters of fiscal 2001 and second quarter of fiscal 2002. Sales and marketing headcount decreased by 241 year-over-year, excluding the addition of 151 SilverStream employees who became Novell employees on July 20, 2002. In addition, sales and marketing expenses fluctuate in any given period due to the timing of product promotions, advertising or other discretionary expenses.

Product development expenses decreased $6.5 million in the third quarter of fiscal 2002 and $24.4 million year-to-date 2002 compared to the same periods in fiscal 2001. These declines are due primarily to decreased headcount as a result of the restructurings that took place in the third and fourth quarters of fiscal 2001 and second quarter of fiscal 2002. Product development headcount decreased by 75 year-over-year, excluding the addition of 121 SilverStream employees who became Novell employees on July 20, 2002. Product development expense as a percentage of sales decreased due to the addition of Cambridge consulting sales, which does not have any associated product development costs.

General and administrative expenses increased $1.5 million during the third quarter of fiscal 2002 and $13.6 million year-to-date 2002 compared to the same periods of fiscal 2001. The increase in general and administrative expense dollars in the third quarter of fiscal 2002 was primarily due to the impact of a full quarter of Cambridge general and administrative costs, net of integration or restructuring reductions, compared to only 21 days of these expenses in the third quarter of fiscal 2001. In addition, the Company incurred higher costs related to the addition of SilverStream at the end of the third quarter of fiscal 2002, and higher costs for outside advisors, offset somewhat by lower bad debt write-offs related to uncollectible accounts receivable. General and administrative costs decreased as a percentage of sales in the third quarter of fiscal 2002 compared to the same period of fiscal 2001 primarily due to increased sales in the third quarter of fiscal 2002. The year-to-date general and administrative expense increases, both dollars and as a percentage of sales, were primarily due to the addition of Cambridge general and administrative costs and integration costs related to the acquisition of Cambridge, offset somewhat by headcount reductions resulting from the restructurings that took place in the third and fourth quarters of fiscal 2001.

The purchased in-process research and development charge in the third quarter of fiscal 2002 resulted from the acquisition of SilverStream and pertains mainly to research and development work for the next version of the current SilverStream products.

Restructuring

During the second quarter of fiscal 2002, the Company recorded a pre-tax restructuring charge of approximately $20.4 million. The charge was a result of the Company's continued move towards its business strategy of becoming a solutions provider, addressing changes in the market due to technology changes, and becoming more customer-focused. Specific actions taken included reducing the Company's workforce worldwide by approximately 50 employees (less than 1%), consolidating facilities, closing offices in unprofitable locations, and disposing of excess property and equipment. The following table summarizes the activity during fiscal 2002 related to the second quarter fiscal 2002 restructuring.

                                                    Total                Cash         Non-Cash        Balance at
                                             Restructuring Charge      Payments       Charges        July 31, 2002
                                             --------------------      --------       --------       -------------
    (Amounts in thousands)
    Severance and benefits                      $     14,748         $    (7,743)    $    (1,318)     $      5,687
    Excess facilities and property and
     equipment                                         5,146                (556)             --             4,590
    Other restructuring-related costs                    492                  (3)           (150)              339
                                                ------------         ------------    ------------     ------------
                                                $     20,386         $    (8,302)    $    (1,468)     $     10,616
                                                ============         ===========     ============     ============

As of July 31, 2002, the remaining balance of the second quarter 2002 restructuring charge included accrued liabilities related to severance and benefits, which will be paid out over the next four quarters and redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

At the end of the fourth quarter of fiscal 2001, the Company recorded $50.7 million of pre-tax, restructuring charges resulting from changes in general market conditions, changing customer demands, and the Company's evolution of its business strategy, all of which required the Company to restructure its operations. This business strategy focuses on Net business solutions along with Net services software designed to secure and power the networked world across leading operating systems. The execution of this strategy included refining the Company's consulting initiatives, refocusing research and development efforts, defining sales and marketing efforts to be more customer and solutions oriented, and adjusting the overall cost structure given current revenue levels and the Company's direction.

Specific actions included reducing the Company's workforce worldwide by approximately 1,100 employees (approximately 16%), consolidating excess facilities and disposing of excess property and equipment, terminating a management consulting contract that no longer fits with the Company's strategic focus, and abandoning and writing off technologies that no longer fit within the Company's new strategy. The Company also realigned its remaining resources to better manage and control its business. The following table summarizes the costs and activities during the first nine months of fiscal 2002, related to the fourth quarter 2001 restructuring.

                                                                                    Non-Cash
                                                 Balance at            Cash         Charges /         Balance at
                                                October 31, 2001     Payments      Adjustments       July 31, 2002
                                              ----------------       --------      -----------       -------------
    (Amounts in thousands)
    Severance and benefits                       $     32,793      $   (26,646)    $    (4,000)       $      2,147
    Excess facilities and property and
     equipment                                         10,896           (5,271)          1,970               7,595
    Other restructuring-related costs                     911             (226)             --                 685
                                                 ------------      ------------    -----------        ------------
                                                 $     44,600      $   (32,143)    $    (2,030)       $     10,427
                                                 ============      ===========     ===========        ============

As of July 31, 2002, the remaining balance of the fourth quarter 2001 restructuring charge included accrued liabilities largely related to severance and benefits, which will be paid out during fiscal 2002, and redundant facilities costs, which will be paid over the respective remaining lease terms.

During the third quarter of fiscal 2001, the Company recorded a restructuring charge of approximately $30.4 million, pre-tax, as a result of the Company's acquisition of Cambridge Technology Partners ("Cambridge") and changes in the Company's business to move towards a Net business solutions strategy.

Specific actions included reducing the Company's workforce worldwide by approximately 280 employees (approximately 5% before the addition of Cambridge) across all functional areas, consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within the integrated Company's new strategy, and discontinuing unprofitable product lines. The following table summarizes the activity during the first nine months of 2002, related to the third quarter 2001 restructuring costs.

                                                 Balance at            Cash          Non-Cash         Balance at
                                              October 31, 2001       Payments         Charges        July 31, 2002
                                              ----------------       --------         -------        -------------
    (Amounts in thousands)
    Severance and benefits                       $      3,377      $    (2,128)     $        --       $      1,249
    Abandoned technology                                  211             (211)              --                 --
    Excess facilities and property and
     equipment                                          9,736           (5,191)              --              4,545
    Exit unprofitable product lines                       486             (486)              --                 --
    Other restructuring-related costs                     527             (340)              --                187
                                                 ------------       ----------       ----------       ------------
                                                 $     14,337      $    (8,356)     $        --       $      5,981
                                                 ============      ===========      ===========       ============

As of July 31, 2002, the remaining balance of the third quarter 2001 restructuring charge included accrued liabilities largely related to severance benefits and excess facilities costs, which will be paid over the respective remaining lease terms.

As a result of the fiscal 2002 and two 2001 restructurings, the Company estimates that its operating expenses will be reduced by approximately $180 million annually compared to fourth quarter fiscal 2001 operating expense levels, before increased strategic expenditures. Year-to-date 2002, the Company had recognized approximately $125 million in savings due to the restructurings over the fourth quarter 2001 expense levels.

During the second quarter of fiscal 2002, the Company also released approximately $1.3 million of excess accruals related to a fiscal 2000 restructuring, which reduced the restructuring costs reflected on the statement of operations for the nine months ended July 31, 2002. These excess accruals relate to facilities and legal costs that were not required.

The Company could incur additional restructuring charges in the future as it continues to develop its Net solutions strategy and react to market conditions.

Employee Headcount

Employees at end of period        July 31, 2002     July 31, 2001      Change
--------------------------        -------------     -------------      ------
Cost of Goods                              2,589          3,277       (21.0)%
Sales & marketing                          1,491          1,584        (5.9)
Product development                        1,378          1,312         5.0
                                                                        ===
General & administrative                     880          1,114        (21.0)
                                             ---         ------
  Total headcount                          6,338          7,287        (13.0)
Annualized sales per average
  employee                             $  182            $  163        11.7%

Headcount decreased from the third quarter of 2001, primarily due the elimination of duplicate functions related to the acquisition of Cambridge, and headcount reductions resulting from the restructurings that occurred during the third and fourth quarters of fiscal 2001 and second quarter of fiscal 2002, offset somewhat by the addition of 455 SilverStream employees.

Other Income (Loss), Net

                                  Quarter ended July 31,                         Year-to-date July 31,
(Amounts  in thousands)           2002             2001          Change          2002            2001          Change
                                  ----             ----          ------          ----            ----          ------
Other income (loss), net       $   7,230       $ 10,506          (31.2)%      $     (698)     $ (103,854)       99.3%
Percentage of net sales             2.6%           4.2%                            (0.1)%         (14.1)%

The primary component of other income is related to investment income or losses. During the third quarter of fiscal 2002, investment income was $5.3 million compared to investment income of $13.6 million offset by investment impairment losses of $5.0 million during the third quarter of fiscal 2001. Year-to-date fiscal 2002, investment income of $20.5 million was offset by investment impairment losses of $29.8 million compared to investment income of $42.3 million offset by $149.7 million of investment impairment losses in the same period of fiscal 2001. Investment impairment losses relate to certain investments in the Company's portfolio, whose declines in market values were determined to be other than temporary. Also included in other income during year-to-date fiscal 2002 was an $8.8 million gain on the sale of a building.

Income Taxes Expense (Benefit)

                                            Quarter ended July 31,                 Year-to-date July 31,
                                            ----------------------                 ---------------------
                                              2002         2001        Change        2002         2001        Change
                                              ----         ----        ------        ----         ----        ------
Income tax expense (benefit) (thousands)        $5,549    $ (3,794)     246.3%       $ 6,835     $(5,386)      226.9%
Percentage of net sales                          2.0%         (1.5)%                    0.8%         (0.7)%
Effective tax expense (benefit) rate            35.8%        (16.4)%                  148.1%         (3.1)%
Effective tax expense  (benefit)  rate on
income   before   change  in   accounting
method,  purchased  in-process  R&D,  and
asset impairment                                30.0%        (21.0)%                   30.0%        (21.0)%

The Company's effective tax rate, before the write-off of purchased in-process research and development, investment impairment charges, and the accounting change, for the third quarter and the full year of fiscal 2002 is estimated to be 30%, compared to 21% in fiscal 2001. The third quarter and fiscal year 2002 rates differ from the effective tax rate for fiscal 2001 primarily as a result of changes in the forecasted income before taxes for fiscal 2002. There is no tax benefit for the investment impairment because corporations can only use capital losses to offset capital gains. The Company cannot be assured at this time that it can generate sufficient capital gains during the five-year carry-over period to recognize the tax benefit of this capital loss. Accordingly, a valuation allowance has been established. There is no tax benefit for the change in accounting method since goodwill is not deductible for tax purposes in this situation. The write-off of purchased in-process research and development is not deductible for tax purposes.

Net Loss and Net Loss Per Share

(dollars in thousands, except                Quarter ended July 31,                 Year-to-date July 31,
                                             ----------------------                 ---------------------
  per share data)                             2002          2001        Change        2002          2001       Change
                                              ----          ----        ------        ----          ----       ------
Income (loss) before accounting change
                                            $   9,949    $ (19,274)      151.6%    $ (11,449)    $(167,311)      93.2%
  Percentage of net sales                         3.5%        (7.7)%                    (1.4)%       (22.8)%
Net income (loss)                           $   9,949    $ (19,274)      151.6%    $(155,151)    $(178,359)      13.0%
  Percentage of net sales                         3.5%        (7.7)%                   (18.6)%       (24.3)%
Income (loss) per share, before
 accounting change - basic and diluted      $     0.03   $(0.06)                   $    (0.03)   $    (0.52)
Net income (loss) per share - basic and
 diluted                                    $     0.03   $(0.06)                   $    (0.43)   $    (0.55)

Change in Accounting Principle

Effective November 1, 2001 the Company adopted SFAS No. 142." SFAS No. 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions requiring companies to identify reporting units upon adoption, for the purpose of assessing potential future impairments and to perform an initial impairment analysis within the first six months after adoption. The Company completed its goodwill impairment analysis during the second quarter of fiscal 2002 and recognized a transitional goodwill impairment loss of $143.7 million as of November 1, 2001, which was recorded as the cumulative effect of a change in accounting principle in the Company's consolidated Statements of Operations. Any further impairment losses recorded in the future could have a material adverse impact on our financial conditions and results of operations.

Liquidity and Capital Resources

                                                     July 31, 2002     October 31, 2001        Change
     Cash and short-term investments (000s)               $607,310             $705,243        (13.9)%
       Percentage of total assets                           35.4%                 37.0%

During the nine months ended July 31, 2002, cash and short-term investments decreased by $97.9 million to $607.3 million at July 31, 2002, down from $705.2 million at October 31, 2001, primarily due to the acquisition of SilverStream. The Company paid approximately $210.8 million cash to SilverStream shareholders for the acquisition and acquired approximately $108.3 million cash from SilverStream, resulting in a net cash outflow of approximately $102.5 million. In addition, cash decreased by $18.7 million for purchases of property, plant and equipment, and $18.3 million in net purchases of investments and other long-term investing activities. These decreases in cash were offset somewhat by $18.6 million cash provided by operating activities, $16.1 million cash received from the sale of a building, and $6.9 million from the net issuance of common stock. Included in the cash provided by operating activities amount were payments made during the first nine months of fiscal 2002 related to fiscal 2001 and 2002 merger and restructuring actions. Restructuring and merger related expenses will continue to be paid out during the next several quarters, including those related to the acquisition of SilverStream.

The Company's short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of the Company's investment portfolio is invested in equity securities and mutual funds, which incur market risk. The Company's short-term investment portfolio includes gross unrealized gains of $3.2 million and gross unrealized losses of $3.8 million as of July 31, 2002. The Company monitors its investments and records losses when a decline in the investment's market value is determined to be other than temporary.

The Company also invests excess cash in long-term investments through the Novell Venture account, Cambridge Technology Capital Fund I L.P. ("CTC I"), and strategic long-term equity investments. Investments made through the Novell Venture account, CTC I, generally are in expansion-stage private companies, primarily small capitalization stocks, in the high-technology industry sector. The Novell Venture account funds are managed largely by external venture capitalists. CTC I is managed internally. The value of the investments made through the Novell Venture account and CTC I is dependent on the performance, successful acquisition, and/or initial public offering of the investees. The Company monitors its investments and records losses when a decline in the investment's market value is determined to be other than temporary. The Company analyzes each investment based on factors such as the investee's financial statements, the business environment in which the investee operates, as well as information obtained from the investee regarding its operations.

As of July 31, 2002, Novell had cash and other short-term investments of $366 million held in accounts outside the United States. Repatriation of any portion of this amount would be subject to U.S. federal income taxes. The Company has provided for the tax liability on these amounts for financial statement purposes. Repatriation, however, could result in a loss of certain tax attributes of up to $30 million and result in additional federal income tax payments of such amounts in future years.

The Company's principal source of liquidity has been from operations and investment income. In addition, at July 31, 2002, the Company's principal unused sources of liquidity consisted of cash and short-term investments and available borrowing capacity of approximately $3.4 million under its credit facilities. The Company's liquidity needs are principally for the Company's financing of accounts receivable, capital assets, strategic investments, product development and flexibility in a dynamic and competitive operating environment.

During the first nine months of fiscal 2002, the Company generated $18.6 million of cash flow from operations, and anticipates generating positive cash flows from operations in addition to investment income in the fourth quarter of fiscal 2002 sufficient to fund operations. The Company anticipates being able to fund its current operations, future acquisitions, integration, restructuring and merger-related costs, and planned capital expenditures for the foreseeable future with existing cash and short-term investments together with cash generated from operations and investment income. The Company believes that borrowings under the Company's credit facilities or offerings of equity or debt securities are possible if the need arises, although such offerings may not be available to the Company on acceptable terms, given current market conditions. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 2002 are anticipated to be approximately $25 million, but could be reduced if the growth of the Company is less than presently anticipated. The Company has commitments to invest up to an additional $77.5 million in externally managed venture capital funds over the next two to five years, which it intends to fund with cash from operations and cash and short-term investments on hand.

During the fourth quarter of 2001, the Board of Directors extended the Company's stock repurchase program through June 30, 2003 and authorized the use of up to $500 million for the repurchase of additional outstanding shares of the Company's common stock. As of July 31, 2002, $89 million of the authorized amount had been spent to repurchase 14 million shares under this plan at an average price of $6.23 per share. There were no shares repurchased during the first nine months of fiscal 2002.

Recent Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 will be effective for fiscal year 2002 and will be applied prospectively. The Company adopted SFAS 144 during fiscal 2002 and adoption 144 did not have a material impact on the Company's consolidated financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement eliminates the definition and requirements for recognition of exit costs in the Emerging Issues Task Force ("EITF") Issues 94-3, which defined the requirements for recognition of a liability at the date an entity commits to a restructuring plan. This statement also established the fair value is the objective for initial measurement of the liability. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt this statement in the fourth quarter of fiscal 2002.
Risk Factors Affecting Future Results of Operations

Novell's future results of operations involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from historical results or from Novell's expectations are the following: Novell's ability to successfully blend its products and services and continuing to transition to a solutions based Net services software company; Novell's ability to take a competitive position in the Web services industry; business conditions and the general economy; competitive factors, such as rival operating systems, directories and applications; acceptance of new products and services and price pressures; availability of third-party compatible products at below market prices; risk of nonpayment of accounts or notes receivable; risks associated with foreign operations; risk of product line or inventory obsolescence due to shifts in technologies or market demand; timing of software product introductions; further declines in the demand for information technology consulting services; risk of consulting clients terminating or reducing the scope of engagements; fluctuations in the value of investment securities; and litigation.

Other factors may also adversely affect Novell's financial results and stock price, including but not limited to:

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

The Current Economic Climate and Outlook in the Technology and Information Technology Services Sector Is Very Weak

The weakened economic climate, particularly in the technology sector, has had an adverse impact on demand for software, has had an adverse effect on Novell's stock price and operations. Future economic projections for this sector do not anticipate a quick recovery. A continuation of the weakened economy could have further negative effects on Novell's stock price and operations in the future.

Our Financial Results May Vary

As is typical within the software industry, Novell often experiences a higher volume of sales at the end of each quarter and during Novell's fourth quarter. Because of this, fixed costs that are out of line with sales levels may not be detected until late in any given quarter and results of operations could be adversely affected.

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

    o inability to derive benefits from our restructurings and new corporate strategy; and

    o    inability to deliver solutions as expected by our consulting customers;

    .
We Compete in a Challenging Market

Novell's solutions offerings compete in a highly challenging market. One pervasive factor underlying all of Novell's business endeavors is the presence of Microsoft in all sectors of the software business, and Microsoft's dominance in many of those sectors.

In a finding upheld by the Circuit Court for the District of Columbia, the United States District Court found that Microsoft violated Section 2 of the Sherman Act by unlawfully acting to maintain its monopoly over desktop operating systems. Novell believes that Microsoft is exploiting its desktop operating monopoly in a way that is designed to extend its market power into the market for server operating systems, and to claim control of network and web services such as authentication, using many of the same anti-competitive practices found by the United States District Court to be in violation of the nation's antitrust laws. Novell is concerned that the Second Revised Proposed Final Judgment of the litigation between the Department of Justice and Microsoft will not benefit competition or consumers in a meaningful way and, if approved, could result in continued harm to Novell.

Additionally, Novell does not have the product breadth and market power of Microsoft. Microsoft's ability to ship networking products with features and functionality that compete with Novell's, together with its ability to offer incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products, may significantly inhibit Novell's ability to grow its business. Microsoft has significant financial resources, which could allow it to aggressively price its products and services for long periods of time to the potential detriment of competitors. Microsoft in the past has also employed tactics that limit or block effective and efficient interoperability with Novell's products. Microsoft frequently bundles software features, which compete directly with stand-alone products from Novell, into its operating system for free. As Microsoft creates new operating systems and applications, there can be no assurance that Novell will be able to ensure its products will be compatible with those of Microsoft.

Although these market conditions and the judgments reached in litigation concerning Microsoft may affect overall Novell performance, Novell believes its strong product offering and "One Net" business strategy will be competitive in the marketplace. Additionally, if the more meaningful relief being sought by the nine litigating states is imposed on Microsoft, there could be a restoration of competition in the marketplace that would benefit Novell.

Novell's solutions offerings also face competition from several large consulting firms specializing in the information systems area such as Hewlett-Packard Company, IBM, Accenture, Cap Gemini and the three remaining consulting arms of the "Big Four" accounting firms. Many of these companies have greater financial, technical and marketing resources and greater name recognition in the solutions area, which could inhibit Novell's ability to grow its consulting business.

Additionally, Novell may face competition from other industry companies, which could introduce competitive products and/or services. If any of these competing products or services achieves market acceptance, Novell's business and results of operations could be materially adversely affected. Novell believes that additional factors that affect success in the marketplace include technical innovation to meet dynamic market needs, marketing strength, system performance, customer service and support, reliability, ease of use, security, and price compared to performance. Novell seeks to address all of these factors with its marketing and product development. However, these factors are also addressed by competitors, including Microsoft, in ways that may cause Novell's chances of success to be diminished.

We Face Intense Competition for Qualified Personnel and Executives in the Computer and Consulting Industries

The ability of Novell to maintain its competitive technological position will depend, in large part, on its ability to attract and retain highly qualified development, consulting, and managerial personnel. We compete for such personnel in the software and consulting industries. The loss of a significant group of key personnel would adversely affect Novell's performance. The failure to successfully promote and hire suitable replacements in a timely manner could have a material adverse effect on Novell's business.

Novell's Business May be Adversely Impacted by Acquisitions Which May Affect its Ability to Manage and Maintain its Business.

Since Novell's inception, it has acquired a number of businesses, including Cambridge Technology Partners in July 2001 and SilverStream Software, Inc. in July 2002. In the future, Novell may undertake additional acquisitions of businesses that complement its existing operations. Past or future acquisitions by Novell could involve a number of risks, including:

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

o the inability to effectively integrate an acquired business into Novell's culture,

o failure to combine product and service delivery methodology and other standards, controls, procedures and policies;

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

We Have Experienced Delays in the Introduction and Acceptance of New Products and Solutions Due to Various Factors

As is common in the computer software industry, Novell has in the past experienced delays in the introduction of new products due to a number of factors, including the complexity of software products, the need for extensive testing of software to ensure compatibility of new releases with a wide variety of application software and hardware devices, and the need to "debug" products prior to extensive distribution. Novell could, in the future, experience the same difficulties in introducing new solutions. Significant delays in developing, completing or shipping new or enhanced products and solutions would adversely affect Novell.

Moreover, Novell may experience delays in market acceptance of new releases of its products and solutions as Novell engages in marketing and education of the user base regarding the advantages and system requirements for new products and solutions, and as customers evaluate the advantages and disadvantages of upgrading. Additionally, Novell has invested considerable time and resources in web services and it is unclear how the web services market will mature, if at all. Novell has encountered these issues on each major new release of its products and services, and expects that it will encounter such issues in the future. Novell's ability to achieve desired levels of sales growth depends at least in part on the successful completion, introduction and sale of new versions of its products and sales of its solutions. There can be no assurance that Novell will be able to respond effectively to technological changes or new product announcements by others, or that Novell's research and development efforts will be successful. Should Novell experience material delays or sales shortfalls with respect to new product or solutions releases, Novell's sales and net income could be adversely affected.

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

We May Not Be Able to Protect Our Confidential Information, Which May Adversely Affect Our Business

Novell generally enters into contractual relationships with its employees that protect its confidential information. In the event that Novell's trade secrets or other proprietary information are misappropriated, Novell's business could be seriously harmed. In addition, Novell may not be able to timely detect unauthorized use of its intellectual property and take appropriate steps to enforce its rights. In the event Novell is unable to enforce these contractual obligations, its business could be adversely affected.

We May Not Be Successful at Introducing New Technologies

Novell is committed to its strategy of achieving widespread acceptance and adoption of Novell's Net Services and e-solutions products, Net Directory Services ("NDS"), and the products and applications that take advantage of directory services. Novell is also seeking to take a competitive position in the Web services industry. Novell's ability to achieve success with its Net Services, NDS and Web services solutions is dependent on a number of factors including, but not limited to, the following: development of key Net Services, directory and Web services products and upgrades, the acceptance of those products by large industry partners, the marketing of those products through appropriate channels of distribution, and the acceptance of those products in major accounts. Novell has only had limited success in introducing new technologies and there can be no assurance of success with Net Directory Services, Net Services or Web services solutions.

Our Existing Product Sales May Deteriorate More Rapidly Than Sales of Our New Products Increase

Novell has several existing products, which it has been selling and upgrading for many years. Technology shifts or competition could occur causing sales of these products to decline at a faster rate than Novell is able to increase sales of new products or technologies. Sales from Net Management Services decreased during the first nine months of fiscal 2002 by 13.8%, resulting in overall declines in net product sales by 1.7% in the first nine months of fiscal 2002 compared to the same period of fiscal 2001.

Catastrophic Events Could Harm Our Ability To Conduct Business

Like many multinational corporations, Novell faces business risks as a result of threats posed by major disasters, especially earthquakes and floods, power outages, telecommunication failures, application or hardware failures and terrorist acts. In addition, due to relocation, restructuring and consolidation, Novell does not have a satisfactory level of redundancy in its IT facilities. Novell is evaluating its exposure to these risks and taking protective measures, including improving its disaster recovery capabilities and improving its IT backup capacity. The occurrence of any of these events would threaten Novell's ability to continue operations, to provide essential products and services and to recover operating costs.

We Face Increased Risks in Conducting a Global Business, Which May Damage Business Results

Novell is a multi-national corporation with offices and subsidiaries around the world and, as such, it faces risks in doing business abroad that it does not face domestically. Certain aspects inherent in transacting business internationally could negatively impact the operating results of Novell, including:

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

Some of Our Short-term, Long-term, and Venture Capital Fund Investments Have Become Impaired. Additional Investments Could Become Impaired

Novell's investment portfolio includes investments in public and private equity securities, small capitalization stocks in the high-technology industry sector, and funds managed by venture capitalists. Many of these investments have lost a significant portion of their value at least on a short-term basis, and possibly on a permanent basis. Additional investments may also lose value. During the first nine months of fiscal 2002, Novell recorded an impairment charge of $29.8 million related to some of the long-term investments in its portfolio whose market value had experienced an other-than-temporary decline. As of July 31, 2002, Novell had net unrealized gains on short-term investments of approximately $0.3 million, net of taxes. However, there can be no assurances that these gains will be realized and that losses will not occur.

Our Existing Relationships With Other Information Technology Services Organizations May Be Impaired

Novell relies on existing relationships with information technology services organizations that recommend, design and implement solutions for their customers that include Novell Net services products. A change in the willingness of these information technology service organizations to do business with Novell could undercut Novell's efforts to continue to transition to a solutions-based Net services software company.

Our Business May Be Negatively Affected if We Do Not Continue to Adapt to Rapid Technological Change, Evolving Business Practices and Changing Consumer Requirements

The software industry and Internet professional services market is characterized by rapidly changing technology, evolving business practices and changing client needs. Accordingly, Novell's future success will depend in part on its ability to continue to adapt and meet these challenges. Among the most important challenges facing Novell are the need to continue to:

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

Our Services Contracts Contain Pricing Risks

Novell's Cambridge IT services business derives a significant portion of its sales from fixed-price, fixed-time contracts. Because of the complex nature of the services provided, it is sometimes difficult to accurately estimate the cost, scope and duration of particular client engagements. If Novell does not accurately estimate the resources required for a project, does not accurately assess the scope of work associated with a project, does not manage the project properly, or does not satisfy its obligations in a manner consistent with the contract, then Novell's costs to complete the project could increase substantially. Novell has occasionally had to commit unanticipated additional resources to complete projects, and it may have to take similar action in the future. Novell may not be compensated for these additional costs or the commitment of these additional resources.

Our Cambridge IT Services Clients Can Cancel or Reduce the Scope of Their Engagements With Us on Short Notice

If Novell's clients cancel or reduce the scope of an engagement with the Cambridge IT services business, Novell may be unable to reassign its professionals to new engagements without delay. Personnel and related costs constitute a substantial portion of Novell's operating expenses. Because these expenses are relatively fixed, and because Novell establishes the levels of these expenses well in advance of any particular quarter, cancellations or reductions in the scope of client engagements could result in the under-utilization of Novell's professional services employees, causing significant reductions in operating results for a particular quarter.

Our Stock Price Will Fluctuate

Novell's future financial results and stock price could be subject to significant volatility, particularly on a quarterly basis. Any shortfall in earnings can be expected to have an immediate and significant adverse effect on the trading price of Novell's Common Stock in any given period. Sales fluctuations may also contribute to the volatility of the trading price of Novell Common Stock in any given period.

In addition, the market prices for securities of software companies have been very volatile both recently and historically. The market price of Novell Common Stock, in particular, has been subject to wide fluctuations in the past. As a result of the foregoing factors and other factors that may arise in the future, the market price of Novell's Common Stock may be subject to significant fluctuations within a short period of time. These fluctuations may be due to factors specific to Novell, to changes in analysts' earnings estimates, or to factors affecting the computer industry or the securities markets in general.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Novell is exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate some of these risks, Novell utilizes currency forward contracts and currency options. Novell does not use derivative financial instruments for speculative or trading purposes, and no derivative financial instruments were outstanding at July 31, 2002.

Interest Rate Risk
The primary objective of Novell's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next 12 months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $0.8 million decrease (less than 0.5%) in the fair value of Novell's available-for-sale securities.

Market Risk
Novell also holds available-for-sale equity securities in its short-term investment portfolio. As of July 31, 2002, gross unrealized losses, before tax effect, on short-term public equity securities totaled $3.5 million. A 10% adverse change in prices of these short-term equity securities would result in an approximate $0.6 million decrease in the fair value of Novell's short-term investments.

In addition, Novell invests in equity securities, included in its long-term portfolio of investments, for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the high-technology industry sector, both public and private, through direct investment or through investments in venture capital funds. Because of the nature of these investments, Novell is exposed to equity price risks. Novell typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in equity prices of long-term equity securities would result in an approximately $9.0 million decrease in the fair value of Novell's available-for-sale long-term securities.

Foreign Currency Risk
Novell uses derivatives to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States of America, impact the condensed consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding losses and gains on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on hedged exposures. The Company hedges balance sheet exposures only, with all gains and losses on forward contracts recognized in other income and expense in the same period as the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the condensed consolidated statement of cash flows. The Company's hedging programs reduce, but do not eliminate, the impact of foreign currency exchange rate movements. If Company did not hedge against foreign currency exchange rate movement of foreign currency denominated assets, liabilities, and investments, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $7.7 million. This number represents the exposure related to balance sheet remeasurements only and assumes that all currencies move in the same direction at the same time relative to the US dollar.

All of the potential changes noted above are based on sensitivity analyses performed on Novell's financial position at July 31, 2002. Actual results may differ materially.


Item 4.  Controls and Procedures

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Except as listed below, all information required by items in Part II is omitted because the items are inapplicable or the answer is negative.

Item 1.  Legal Proceedings.

The information required by this item is incorporated herein by reference to Footnote I of the Company's financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number          Description

10.1 Key Employment Agreement dated as of July 19, 2002 between Novell, Inc. and David Litwack10.1, incorporated by reference to
         Exhibit (d)(4) to the Schedule TO filed by the Registrant with the SEC on June 18, 2002.
..

10.2 Novell, Inc./SilverStream Software, Inc. 1997 Stock Incentive Plan, incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8, filed August 6, 2002 (File No. 333-97713).

10.3 Novell, Inc./SilverStream Software, Inc. 2001 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8, filed August 6, 2002 (File No. 333-97713).

10.4 Novell, Inc./SilverStream Software, Inc./eObject, Inc. 2000 Stock Plan, incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form S-8, filed August 6, 2002 (File No. 333-97713).

10.5 Novell, Inc./SilverStream Software, Inc./Bondi Software, Inc. Employee Stock Option Plan , incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-8, filed August 6, 2002 (File No. 333-97713).

 (b) Reports on Form 8-K.

     Notice of Novell's scheduled report of second quarter results and related conference call to be held on May 23, 2002, as filed May 6, 2002 under
     Item 5.

     Agreement and Plan of Merger dated as of June 9, 2002 by and among Novell, Delaware Planet Inc., a Delaware corporation and a wholly-owned subsidiary of Novell and SilverStream Software, Inc., a Delaware corporation, as filed June 10, 2002 under Item 5.

     Announcement of the closing of the tender offer by Novell, Inc. for the shares of SilverStream on July 19, 2002, as filed on July 17, 2002 under
     Item 2.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Novell, Inc.
                                  (Registrant)


Date: September 16, 2002                             /s/ Ronald C. Foster
                                                  ----------------------------
                                                         Ronald C. Foster
                                                     Chief Financial Officer
                                                (Principal Financial Officer and
                                                  Principal Accounting Officer)

CERTIFICATIONS

                  I, Jack L.  Messman, certify that:

                  1. I have reviewed this quarterly report on Form 10-Q of Novell, Inc;

                  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                  Date: September 16, 2002

                                            /s/ Jack L. Messman
                                            ---------------------
                                             Jack. L. Messman

                                         President and Chief Executive Officer
                                        ---------------------------------------
                                                [Title]



                  I, Ronald C. Foster, certify that:

                  1. I have reviewed this quarterly report on Form 10-Q of Novell, Inc;

                  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                  Date: September 16, 2002

                                            /s/ Ronald C. Foster
                                             Ronald C. Foster

                                           Chief Financial Officer
                                           -----------------------
                                                [Title]