Form 10-K
period 2002-10-31
NOVELL INC
filed 2003-01-28
CIK 758004

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number 0-13351

NOVELL, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0393339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 South Novell Place

Provo, Utah 84606
(Address of principal executive offices and zip code)

(801) 861-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share

(Title of Class)

Preferred Share Purchase Rights

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     The aggregate market value of the registrant’s common stock held by non-affiliates on January 17, 2003 (based on the last reported price of the common stock on the NASDAQ National Market System on such date) was $1,282,678,383. The aggregate market value of the registrant’s common stock held by non-affiliates as of April 30, 2002 (based on the last reported price of the Common Stock on the NASDAQ National Market System on such date) was $1,341,256,619. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☒  No ☐

     As of January 17, 2003 there were 368,248,694 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 8, 2003, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

NOVELL, INC.

i

NOVELL, INC.

FORM 10-K

      In addition to historical information, this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. As contained herein, the words “expects,” “anticipates,” “believes,” “intends,” “will,” and similar types of expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. The Company’s actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section in Item 7 entitled “Factors Affecting Future Results of Operations.” Readers should carefully review the risk factors described in this document and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2003.

PART I

Item 1. Business

The Company

      Novell, Inc. has been a pioneer in the field of computer networking since its development and release of NetWare® in the mid 1980s. Networking is more than connecting two or more computers together, or routing and managing data. Networking is about connecting people to each other, and connecting people to the information that they need. The popularization of the Internet, an international computer network linking together thousands of individual networks, and the introduction of the World Wide Web (Web), a set of protocols and standards that makes browsing the Internet both fast and intuitive, have revolutionized networking, and opened up myriad new opportunities for Novell. Similar to NetWare, Unix, Linux, or Windows, which are operating systems on which applications like word processors and spreadsheet programs run, the Web is a new platform on which existing and new generations of powerful applications may be run. Now more than ever we have a great opportunity to leverage our networking expertise and deliver world-class solutions to bring people and information together.

      To most, the Net is just another word for the Internet. To us, when we use the word Net, we use it to mean one Net, communities of interconnected people. By combining innovative technology with business and information technology (“IT”) expertise, we help our customers break down large applications to deliver business resources and services to their workforce, partners, and customers. Information is safely and securely delivered to authorized users at any location using not only their computers, but also cell phones, PDA’s and other wireless devices. Our solutions leverage our network expertise and the Web to help to create a world without information boundaries.

      As a result of our 20 years of expertise as a leader in the field of computer networking, we have over a thousand of the best networking engineers in the world. These engineers work closely with our highly-qualified consulting force to create world-class solutions. We are extraordinarily proud of our people, the skills that they

Novell annual report 2002	1

have, and the dedication that they bring to our company. This is a tremendous strategic asset upon which we intend to continue to capitalize. Leveraging this expertise, we expect to become the leading company in providing secure Web services and secure identity management.

      Today we provide Net business solutions designed to secure and power the networked world, helping organizations solve complex business challenges, simplify their systems and processes, and capture new opportunities. Net business solutions include software applications and consulting services, developed using open Internet standards and our own eDirectory™ network infrastructure products, that support highly distributed network solutions and capitalize on the growth of the Internet. With both software and services offerings, we can determine how Net business solutions can be used by an organization and the requirements necessary to ensure proper security and access, which can then be turned into a Net solutions approach that helps our customer deliver the right information, to the right individual, at the right time, and on the right device.

      In addition, our Net business solutions include essential network management, messaging, and collaboration capabilities integrated through our directory services. Networks are inherently a varied mix of business process, infrastructure, computer systems, applications, and other devices. Our software provides the framework and applications for managing, maintaining and accessing the information and services of these networks.

      Our training, service and support, and consulting groups also support our Net business solutions by providing worldwide technical support, consulting, education, developer, and distribution channel programs that support our product offerings.

      In fiscal 2002, we organized our operations into the following three segments — product, consulting, and Volera.

•	Product — includes Net management services products, Net directory services products and product-related service support and training. Net management services products include products that provide networking capabilities, products that allow management of networks by protecting their integrity, products that allow collaboration or communication inside and outside a network, and products that enable customers to network securely, allowing insiders access to the Internet and authorized outsiders access to internal intranets. Net directory services products include products that allow customers to manage, simply and centrally, users and resources, products that enable automatic distribution of new or updated information across a network, products that allow customers to control access to applications, the Web, and network resources using policy-based management, and products that enable and simplified password management. Product-related services, support and training include networking certifications, technical services and customer support.

•	Consulting — is comprised of worldwide consulting services including information technology consulting, which provides consulting and support services that apply Net business solutions, and Celerant management consulting, which provides operational strategy and implementation consulting services.

•	Volera — provides networking solutions that reduce the complexity and cost of deploying content and applications electronically, while improving scalability, management and security.

      We market our products and consulting services through 45 U.S. and 83 international sales offices. We license our products through site-license agreements that are either sold by us, directly, or through service providers or software distribution channel partners. We also distribute licenses as packaged software products that are resold by systems integrators and other value-added resellers (“VARs”), and we license our products to original equipment manufacturers (“OEMs”).

      Novell was incorporated in Delaware on January 25, 1983. Our headquarters and principal executive offices are located at 1800 South Novell Place, Provo, Utah 84606. Our telephone number at that address is

2	Novell annual report 2002

(801) 861-7000. We also have executive offices located in Waltham, Massachusetts, telephone number (781) 464-8000. Our European headquarters are located in Paris, France, telephone number (33) 1 5669 5300. We conduct primary product development activities in Provo, Utah; Waltham, Massachusetts; Ireland; and India. We also contract out some product development activities to third-party developers.

Principal Markets and Segment and Geographic Information

      We sell our products, technologies, and solutions primarily to large-scale corporations, government entities, educational institutions, resellers, and distributors both domestically and internationally. Prior to fiscal 2002, we operated in one business segment: directory-enabled networking software and services. All products, technologies and solutions were evaluated as a single unit. With the acquisition of Cambridge Technology Partners (Massachusetts), Inc. (“Cambridge”) in July 2001 and the formation of Volera, Inc. (“Volera”), in May 2001, we organized our business into three segments: product, consulting, and Volera. Financial information was available for these three segments beginning November 1, 2001. Segment disclosures and geographical information for fiscal years 2002, 2001, and 2000 are presented in Part II, Item 8, Footnote O to the notes to the consolidated financial statements of this report, which is incorporated by reference into this Part I, Item 1. As our strategy continues to evolve, the way in which we view financial information to best evaluate performance and operating results will also change. For instance, at the beginning of fiscal 2003, Volera was integrated with the products segment. Further changes in segment disclosures could occur during fiscal 2003.

Components of Net Business Solutions

      Our principal products and services, by segment, are as follows:

          Products segment

The following Net management services products perform the core of our NterpriseTM solutions set;

•	NetWare is a product that offers secure continuous access to core network resources such as files, printers, directories, e-mail and databases seamlessly across all types of networks, storage platforms and client desktops. NetWare accounted for 32% of our total revenue during fiscal 2002.

•	ZENworks® (Zero Effort Networking) management products protect the integrity of networks by centralizing, automating, and simplifying every aspect of network management from distributing vital information across the enterprise to maintaining consistent policies on desktops, servers, and devices. ZENworks products accounted for 10% of our total revenue in fiscal 2002.

•	GroupWise® collaboration products offer traditional and mobile users support for any communication over intranets, extranets and the Internet. GroupWise products accounted for 9% of total revenue in fiscal 2002.

•	BorderManager® collaboration products are a suite of network services used to connect a network securely to the Internet or any other network, allowing outside access to intranets and user access to the Internet.

The following Net directory services products make up our secure identity management solutions set known as NsureTM:

•	eDirectory is a full-service, platform-independent directory, which significantly simplifies the complexities of managing users and resources in a mixed Win2000, NT, NetWare, UNIX and Linux environment. It is a secure, scalable, cross-platform directory service that allows organizations to centrally store and manage information across all networks and operating systems, and leverage existing IT investments.

Novell annual report 2002	3

•	DirXML® is a powerful data-sharing and synchronization solution, often referred to as a meta-directory solution, which automatically distributes new and updated information across every designated application and directory on a network ensuring that trusted e-business customers, partners, and suppliers are accessing consistent information, regardless of the applications and directories to which they have access.

•	iChain® is an identity-based security solution that controls access, across technical and organizational boundaries, to applications, the Web, and network resources. iChain separates security from individual applications and Web servers, enabling single-point, policy-based management of authentication and access privileges throughout the Net.

•	Single Sign-On — SecureLogin is a directory-integrated authentication solution that delivers reliable, single sign-on access across multi-platform networks, simplifying password management by eliminating the need for users to remember more than one password.

The following net directory services products make up our secure identity management solutions set known as exteNdTM:

•	exteNd DirectorTM, which provides interaction and portal services applications for the Web.

•	exteNd ComposerTM, which provides business process management XML integration services.

•	exteNd WorkbenchTM, which simplifies and accelerates the development of customer applications and increases developer productivity with automatic code completion, fast editing tools, conversion tools for updating projects to new standards, and support for source control.

•	exteNd Application Server, which provides a complete foundation for building and deploying cross-platform, high-performance, Web-based applications using J2EE.

The following product-related service, support and training offerings are a key component of our NgageSM solutions set:

•	Novell training services include networking certification such as Certified Novell EngineerSM (CNE®) and Certified Directory Engineer® (CDESM). Training also offers education to end users through nearly 700 independent Novell Authorized Education CentersSM (NAECSM) and 600 Novell Education Academic PartnersSM (NEAPSM) worldwide.

•	Novell Technical ServicesTM offers a wide variety of flexible support offerings, bringing critical network issues to a quick and efficient resolution. Premium Services includes around-the-clock direct access to Novell’s most experienced engineers. The Dedicated Support Engineer, Primary Support Engineer, and Account Management programs allow customers to build an ongoing support relationship with Novell. Technical Services accounted for 11% of total revenue in fiscal 2002.

Consulting Segment

      Our Consulting segment, which is the core component of our Ngage solutions set, is comprised of:

•	IT consulting provides comprehensive worldwide consulting and support services that apply Net business solutions to our customers’ business situations. IT consulting accounted for 16% of total revenue in fiscal 2002.

•	Celerant management consulting provides operational strategy and implementation consulting services, which result in quantifiable value, to a wide range of customers across various sectors, worldwide. Celerant management consulting accounted for 11% of total revenue in fiscal 2002.

4	Novell annual report 2002

      Volera

The Volera segment includes content distribution network software products, as well as the knowledge and expertise customers require in order to architect, integrate, and operate content networking solutions. Volera’s content management software products are packaged under the name Velocity CDNTM. At the beginning of fiscal 2003, Volera was integrated with the products segment.

Acquisition

      On July 19, 2002, we acquired SilverStream Software, Inc. (“SilverStream”), a technology company whose products leverage the power of internet standards, such as Java and XML, to unify and repurpose existing applications and information by harnessing the value of customers’ prior technology investments and to help them rapidly deliver Web-based applications that are scalable, reliable, and secure.

      These products complemented our existing secure identity management products and helped us to grow our secure Web services product offerings. SilverStream’s operations have been integrated into the products segment and the exteNd products are included in the Net directory services product category, as described above. SilverStream’s results of operations were included with Novell’s beginning July 19, 2002.

Strategy

      Our strategy is to integrate our products and consulting services into solutions that help our customers address their information technology issues. We have moved from being focused on approximately 160 products to focusing on four solutions sets. We categorize our solution sets as follows:

•	exteNd — solutions that make the process of developing open-standards, Web-based applications fast, simple, and cost effective. exteNd uses the technology we acquired with the SilverStream acquisition.

•	Nsure — solutions that help customers with their identity management and security issues. These include services that allow people access to the tools and resources they need, whether they are inside or outside of the customer’s organization. Nsure, which uses our Net directory services products, ensures that the right people have access to the right applications and information, and that companies can securely manage their employees, customers, and devices.

•	Nterprise — solutions that offer an effective and open approach to networking and collaboration services, including file, print, messaging, scheduling, workspace, etc. while using a cross-platform approach. Nterprise uses our Net management services products such as NetWare, GroupWise and Novell iFolder®.

•	Ngage — comprehensive worldwide consulting and support services that apply Net business solutions to our customers’ business situations. Ngage provides the business knowledge and technical expertise to help our customers implement exteNd, Nsure, and Nterprise.

Training and Support Programs

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

      Certified Novell Engineer (CNE) Program: Through the CNE program, we are strengthening the networking industry’s Level I support self-sufficiency. CNE certificate holders are individuals who have received in depth training and information and passed a comprehensive test validating their ability to proficiently administer Novell networks and other networks.

Novell annual report 2002	5

      Certified Directory Engineer (CDE) Program: Through the CDE program, we are strengthening the IT industry’s Level II support for directory technologies. CDE certificate holders are individuals who have completed advanced directory training and have demonstrated proficiency and skills through the completion of a hands-on exam.

      Training Service: Through our Technical Services, we offer both instructor-led and remote solutions directly to customers and through our authorized Novell education partners. These courses provide customers with a thorough understanding of the implementation, configuration, and administration of various Novell products. Additionally, they offer a consultative skills gap analysis and evaluation of our customers’ proficiency and knowledge gaps. Training Services also provides Advanced Technical Training™ (ATT) at an engineering level to customers on a global basis.

Strategic Relationships

      We partner with industry leaders in the software, hardware, consulting, and system integration industries to bring to market our solution sets. We believe that a well-managed and supported alliance portfolio is critical to our success in today’s competitive solutions market. Alliance engagements help increase our revenues, and enhance our exposure to customers around the world. A partial list of our strategic alliances includes: BearingPoint (formerly KPMG Consulting), CapGemini, Computer Science Corporation, Dell Corporation, Deloitte and Touche, EMC, Hewlett-Packard, IBM, Intel, Nortel Networks, PricewaterhouseCoopers, SAP and Siebel Systems. The combination of powerful technology and solutions delivery capability from Novell, with the carefully integrated skills and competencies of our partners, allows us to go to market with enhanced capability and completeness of vision.

      Application Partner and Resellers. We work closely with application developers to provide integrated software products and support for end users. As Net management and directory services solutions grow in importance, this program is designed to help assure broad availability of well-integrated, multi-vendor software applications.

      Enterprise Consulting Partners. Leading systems integrators and consulting organizations work with us to deliver distributed client/server solutions for customers with large enterprise-wide networks.

      Worldwide Service and Support. Novell is a global corporation, and we serve our customers from offices located throughout the world. We are committed to providing service and support on a worldwide basis to our resellers and to our end-user customers. We have established agreements with third-party service vendors to expand and complement the service provided directly by our service personnel and our resellers.

      Multiple Channel Distribution Network. We market and deliver our products through a broad range of distributors, dealers, VARs, systems integrators, and OEMs, as well as to major end users.

Product Development

      Due to the rapid pace of technological change in our industry, we believe that our future success will depend, in part, on our ability to enhance and develop our Net business solutions that satisfactorily meet dynamic market needs. Product development expenses for the fiscal years 2002, 2001, and 2000 are discussed in Part II, Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference into this Part I, Item 1.

      Our strategy has resulted in greater direct interaction between the product development groups and customers. Our acquisition of Cambridge provided the consulting segment the potential to better integrate our products and consulting within the customer’s business and to provide the solutions our customers require. It has also led to increased interaction between business groups within our organization, resulting in better solutions for customers. Business unit developers work with consulting and support to solve specific customer problems and in the process generate integrated solutions that can be used more broadly.

6	Novell annual report 2002

      Product development activities are placed strategically throughout the world to translate, test, and meet the needs of our customers worldwide. Our commitment to deliver world-class products that simplify, secure, and accelerate the Net means continued investment in product development.

Sales and Marketing

      We sell Net business solutions that deliver secure identity management (Nsure), Web application development (exteNd) and cross-platform networking services (Nterprise), all supported by strategic consulting and professional services (Ngage). This is accomplished via our Clear Channel go to market model with value add partners such as demand agents, vertical markets resellers, systems integrator distributors, and OEMs who meet our criteria, as well as selling directly to named enterprise customers. In addition, we conduct sales and marketing activities and provide technical support, training, and field service to our customers from our offices in Waltham, Massachusetts, Provo, Utah, and from our 45 U.S. and 83 international sales offices.

      Distributors. We have established a network of independent distributors, who sell our products to resellers, dealers, VARs, and computer retail outlets. As of December 31, 2002, there were two U.S. distributors and approximately 40 international distributors.

      VARs and Systems Integrators. We also sell directly to VARs and systems integrators who provide solutions across multiple vertical market segments, and whose volume of purchases warrants buying directly from us.

      OEMs. We license subsets of products to domestic and international OEMs for integration with their products and/or solutions.

      End User Customers. We have worldwide field resources to work directly with enterprise end users and have engaged in license agreements with over 5,000 customers to date. Additionally, product upgrades and software maintenance are sold directly to end-users. Customers can also purchase products, solutions and services through license agreements through partners or resellers in or near their geographic locations.

      International Revenue. In fiscal 2002, 2001, and 2000, approximately 49%, 44%, and 43%, respectively, of our revenue were to customers outside the U.S. Approximately 26% of all international revenue have been invoiced by us in U.S. dollars. Local currency invoicing includes a significant portion of invoices generated in our Irish shared service center, as well as other international local office billings. No one foreign country accounted for more than 10% of revenue in any period based on revenue classified by location of the end-user customers. For information regarding risk related to foreign operations, see Part II, Item 7, “Factors Affecting Future Results of Operations,” which information is incorporated by reference into this Part I, Item 1.

      Marketing Strategy. The goals of our marketing strategy are to contribute to our strategic decision-making through in-depth understanding of market trends, customer needs, preferences and buying patterns; to build our market image; and to increase our revenue and market share in chosen target markets. We feel that today’s focus on streamlining operations and cost reduction has resulted in an increase in CIO importance and control. Our primary marketing audience is the CIO and CXO, the other members of management of customer organizations, with additional audiences being the IT applications development staff and the IT operations staff.

      Marketing Initiatives. Our marketing activities are varied and tightly focused. To more closely align our offerings with customer needs, we have created a customer council and have more closely integrated the operations of marketing and product management. We have enhanced our Internet site to improve communication of our value strategy. We will be conducting a global advertising campaign that will build market awareness. The events that we sponsor will be tightly focused and will leverage our resources. We have improved our support materials that we provide to our channel partners and distributors. In March 2002, the seventeenth annual BrainShare® Conference was held to inform and educate developers about our product

Novell annual report 2002	7

strategy, our open architecture programming interfaces, and our third-party product certification programs. In addition, we have other ongoing activities such as distribution of sales literature, press releases, periodic product announcements, support of Novell user groups, publication of technical and other articles in the trade press, and participation in industry seminars, conferences, and trade shows. These activities are all designed to educate the market about Net services solutions in general, as well as to promote our products.

Major Customers

      None of our customers accounted for more than 10% of our revenue in fiscal years 2002, 2001, or 2000.

Manufacturing Suppliers

      Our physical products, which consist primarily of compact diskettes and manuals, are duplicated by outside vendors. This allows us to minimize the need for expensive capital equipment. Multiple high-volume manufacturers are available and we do not rely on a single provider for our raw materials, nor have we encountered problems with our existing suppliers.

Backlog

      Lead times for our products are relatively short. Consequently, we do not believe that backlog is a reliable indicator of future revenue or earnings. Our practice is to ship products promptly upon the receipt of purchase orders from our customers and, therefore, backlog is not significant.

Competition

      The market for networking applications and solutions as well as IT consulting is highly competitive and subject to rapid technological change. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that competitive factors common to all of our operating segments include: our ability to sell both products and services as part of an overall solution; the breadth of our offerings; the pricing of our products and services; and the timing and market acceptance of new solutions developed by us and our competitors.

Product and Volera segments

      In addition to the factors listed above, key competitive factors in the product and Volera segments include brand and product awareness; the performance, reliability and security of our products; the ability to preserve our legacy customer base; the completeness of our suite of product and solutions offerings; our ability to establish and maintain key strategic relationships with distributors, resellers and other partners; and the pricing strategies of our competitors. Our key competitors in the product and Volera segments include Microsoft, IBM, BEA Systems, Sun Microsystems, Altiris, Netegrity, and Computer Associates.

Consulting segment

      The key competitive factors faced by the consulting segment are attracting and retaining the highest quality consultants; the depth of our skills and expertise; the breadth of consulting capabilities; and having expertise in key functional areas. The market for consulting services is highly competitive due to the existence of several large consulting firms specializing in the information systems area, such as IBM, Accenture, EDS and Microsoft. Many of these companies have greater financial, technical and marketing resources and greater name recognition in the consulting area, which could inhibit our ability to grow our consulting business. Additionally, the worldwide marketplace for consulting services is highly fragmented. In different regions of the world, there may be multiple competitors, many with niche consultancies.

8	Novell annual report 2002

General

      One pervasive factor facing all companies doing business in our industry is the presence — and dominance — of Microsoft. In a decision upheld by a federal appellate court, Microsoft was found to have violated Section 2 of the Sherman Act by unlawfully acting to maintain its monopoly over desktop operating systems. We are concerned, however, that the settlement of that litigation between the Department of Justice and Microsoft will not significantly affect Microsoft’s practices, and that Microsoft may continue to engage in business practices that unfairly inhibit the growth of its competitors, including Novell. For example, in the past, Microsoft has employed tactics that limit or block effective and efficient interoperability between its products and Novell’s. We will ensure, to the best of our ability, that our products will interoperate with those of Microsoft as they enhance new operating systems and applications.

Copyright, Licenses, Patents and Trademarks

      We rely on copyright, patent, trade secret and trademark law, as well as provisions in our license, distribution and other agreements, to protect our intellectual property rights. Our portfolio of patents, copyrights and trademarks as a whole are material to our business; no one piece of intellectual property is critical to our business, so no individual piece is discussed on its own. We have been issued what we consider to be valuable patents and have numerous other patents pending. No assurance can be given that the pending patents will be issued or, if issued, will provide protection for our competitive position. We also have a concern that computer industry companies that have huge financial resources and patent portfolios, such as Lucent, AT&T, Microsoft, Sun Microsystems and IBM, will assert patent infringement claims against smaller companies such as ours. We also have a concern that we will face more frequent patent infringement claims from patent licensing agencies because it has become more common for such agencies to be able to find attorneys who are willing to represent them or their clients on a contingency basis. While we have no reason to think we would not have strong defenses to such claims, the cost and time of defending any such claims could be significant. Although we intend to protect our patent rights vigorously, there can be no assurance that these measures will be successful or that the claims in any patents held by us will be sufficiently broad to protect our technology. In addition, no assurance can be given that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide us with competitive advantages. The loss of patent protection on our technology or the circumvention of our patent protection by competitors could have a material adverse effect on our ability to compete successfully.

      The software industry is characterized by frequent litigation regarding copyright, patent and other intellectual property rights. We have from time to time had infringement claims asserted by third parties against us and our products. While there are no known, pending or threatened claims against us that are expected to have unsatisfactory results resolution that would have a material adverse effect on our results of operations and financial condition, there can be no assurance that such third party claims will not be asserted, or if asserted, will be resolved in a satisfactory manner. In addition, there can be no assurance that third parties will not assert other claims against us with respect to any third-party technology. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

      In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology, that was the subject of the litigation. There can be no assurance that we would be successful in such development or that any such licenses would be available. In addition, the laws of certain countries in which our products are or may be developed, manufactured, or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

Novell annual report 2002	9

      Although we do incorporate software we license from third parties into our products and our solutions, no one license is critical to our business.

Seasonality

      All three segments of our business often experience a higher volume of revenue at the end of each quarter and during the fourth quarter of our fiscal year due to the spending cycles of our customers and the negotiation patterns in the software industry.

Employees

      As of December 31, 2002, we had 6,524 permanent and temporary employees. The functional distribution of our employees was: sales and marketing — 1,542; product development — 1,548; general and administrative — 912; and service, consulting, training, and operations — 2,522. Of these, 2,926 employees are in locations outside the U.S. All our other personnel are based at our facilities in Utah, California, Massachusetts, and various U.S. field offices. None of our employees are represented by a labor union, and we consider our employee relations to be good.

      Even in light of the current economic downturn, competition for personnel of the highest caliber is intense in the software and consulting industries. To make a long-term relationship with us rewarding, we endeavor to give our employees challenging work, educational opportunities, competitive wages, sales commission plans, bonuses, and opportunities to participate financially in the ownership and success of Novell through stock option and stock purchase plans.

Executive Officers of the Registrant

      Set forth below are the names, ages, and titles of the persons currently serving as our executive officers.

Name	Age	Position

Jack L. Messman	62	Chairman of the Board, President and Chief Executive Officer
Ronald C. Foster	52	Senior Vice President, Chief Financial Officer
Alan J. Friedman	55	Senior Vice President, People
Joseph A. LaSala, Jr.	48	Senior Vice President, General Counsel and Secretary
Carl S. Ledbetter	53	Senior Vice President, Engineering, Research and Development
H. Carvel Moore	46	President, Novell Americas
Christopher Stone	45	Vice Chairman, Office of the CEO
Gerard Van Kemmel	63	President, Novell Europe, Middle East, Africa

Jack L. Messman

      Jack L. Messman became President and Chief Executive Officer of Novell in July 2001 in connection with the Cambridge acquisition, and was appointed Chairman of the Board of Directors in November 2001. He has been a director of Novell since 1985. From August 1999 to July 2001, Mr. Messman was President and Chief Executive Officer of Cambridge. Mr. Messman was the Chief Executive Officer of Union Pacific Resources Group Inc., an oil and gas company, from 1991 to August 1999 and its Chairman from 1996 to August 1999. Mr. Messman is also a director of Safeguard Scientifics, Inc., RadioShack Corporation, and USDATA Corporation.

10	Novell annual report 2002

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

Alan J. Friedman

      Alan J. Friedman became Senior Vice President, People of Novell in July 2001 in connection with the Cambridge acquisition. Mr. Friedman served as Cambridge’s Senior Vice President of Human Resources, Enterprises Learning and Knowledge Management from January 2000 to July 2001, and had joined Cambridge in December 1999 as Vice President of Learning and Knowledge Management. Prior to joining Cambridge, Mr. Friedman was Senior Vice President of Human Resources for Arthur D. Little, Inc., a consulting firm, from June 1993 to December 1999.

Joseph A. LaSala, Jr.

      Joseph A. LaSala, Jr. became Senior Vice President, General Counsel and Secretary of Novell in July 2001 in connection with the Cambridge acquisition. From March 2000 to July 2001, Mr. LaSala served as Senior Vice President, General Counsel and Secretary of Cambridge. Prior to joining Cambridge, Mr. LaSala served as Vice President, General Counsel and Secretary of Union Pacific Resources Group Inc. from January 1996 to March 2000.

Carl S. Ledbetter, Ph.D.

      Carl S. Ledbetter, Ph.D. has served as Senior Vice President, Engineering, Research and Development of Novell since May 2002. Prior to that, Dr. Ledbetter had served as Senior Vice and Chief Technology Officer from May 2000 to May 2002. Dr. Ledbetter joined Novell in October 1999 as Senior Vice President, Business and Corporate Development. From January 1996 to October 1999, Dr. Ledbetter served as Chairman of the Board of Directors, President, and Chief Executive Officer of Hybrid Networks, Inc., a manufacturer and supplier of broadband access products for wireless systems. From April 1993 to January 1996, Dr. Ledbetter served as president of the consumer products division of AT&T, and from October 1991 to April 1993, Dr. Ledbetter served as the head of the PC networking division of Sun Microsystems, a computer manufacturer. In July 2000, Dr. Ledbetter entered into a settlement agreement in the form of a consent decree with the Securities and Exchange Commission (the “SEC”) in connection with the SEC’s investigation of Hybrid Networks, Inc. of which Dr. Ledbetter served as Chairman, President and Chief Executive Officer, generally concerning alleged violations of the federal securities laws. Without admitting or denying any violations of the federal securities laws, Dr. Ledbetter agreed to pay a civil fine and entered into a permanent injunction prohibiting him from knowingly circumventing or failing to implement a system of internal accounting controls and from engaging in violations of certain specified reporting provisions and accounting control provisions of the federal securities laws.

H. Carvel Moore

      H. Carvel Moore joined Novell as President, Novell Americas in July 2001 in connection with the Cambridge acquisition. Prior to that, Mr. Moore joined Cambridge in September 1998 in connection with Cambridge’s acquisition of Excell Data Corporation, a consulting and network services firm, and served as Vice President of Cambridge Network Services from September to December 1998, as Senior Vice President of North America Consulting and Sales from December 1998 to March 2000, and as President, North America from March 2000 until July 2001. Mr. Moore served as President and Chief Operating Officer of

Novell annual report 2002	11

Excell Data Corporation from August 1997 until September 1998, and as Senior Vice President of Sales and Marketing for Excell Data Corporation from March 1995 to July 1997.

Christopher Stone

      Christopher Stone joined Novell in March 2002 as Vice Chairman, Office of the CEO. From January 2000 until March 2002, Mr. Stone served as President ad Chief Executive Officer of Tilion, Inc., a software company providing event management solutions for logistics and supply chain managers that he founded. Prior to founding Tilion, Mr. Stone served as Novell’s Vice President for Strategy and Development from September 1997 to October 1999. Prior to joining Novell, from September 1989 to September 1997, Mr. Stone served as the Chief Executive Officer of Object Management Group, a software development standardization group that he founded that established the software standard CORBA. Prior to that, Mr. Stone was in various engineering and product roles at Data General from 1980 to 1989.

Gerard Van Kemmel

      Gerard Van Kemmel joined Novell as President, Europe, Middle East, Africa (EMEA) in July 2001 in connection with the Cambridge acquisition. Prior to that, Mr. Van Kemmel joined Cambridge in November 1997 in connection with Cambridge’s acquisition of Peter Chadwick Holdings Limited, a strategic management consulting firm. Mr. Van Kemmel served as Cambridge’s Senior Vice President, Cambridge Management Consulting from November 1997 until June 1999, and served as Cambridge’s Executive Vice President and Chief Operating Officer from June 1999 until July 2001. Prior to joining Cambridge, Mr. Van Kemmel was Chairman of Continental Europe for Peter Chadwick Holdings Limited from July 1997 to November 1997. From 1966 until 1996, Mr. Van Kemmel was employed by Andersen Consulting, a systems integration consulting firm that is now known as Accenture, holding many positions, including France Andersen Managing Partner, Worldwide Executive Committee member and Chairman of the Andersen Worldwide Board. Mr. Van Kemmel also served as a senior advisor to the French Minister of Finance from 1996 to January 1997.

Item 2.	Properties

      We own and occupy approximately 872,000 square feet of office space on 46 acres in Provo, Utah, which is the location of our corporate headquarters and is also used as our primary product development center. Additionally, we own approximately 48 acres of land in San Jose, California where it owns a 512,000 square-foot office complex, which is currently used as an administrative office, of which approximately 222,000 rentable square-feet is subleased to various tenants and 175,000 square-feet is unoccupied.

      We also own 218,873 square feet of office space and lease an additional 235,274 square feet of office space in a business complex in Orem, Utah. We lease 112,244 square feet of the owned space in Orem, Utah to various tenants. We have the ability to build on our land in San Jose, California, and in Provo and Orem, Utah.

      In addition, we own a 380,000 square-foot manufacturing and distribution facility on 23 acres in Lindon, Utah, 338,000 square feet of which is leased to a third party.

      We lease and occupy a 105,324 square-foot office building in Waltham, Massachusetts, which is used as administrative offices and for product development.

      In addition, we lease a 177,226 square-foot office building in Cambridge, Massachusetts of which approximately 89,614 square-feet is subleased with the balance of space unoccupied. We acquired a 100,000 square foot leased facility in Billerica, Massachusetts with the SilverStream acquisition, which is unoccupied.

12	Novell annual report 2002

      We lease sales and support offices in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, and Washington.

      Internationally, we own a 84,650 square-foot office building in the United Kingdom, a 42,000 square-foot building in the Netherlands, and a 18,000 square-foot building in Johannesburg, South Africa, all of which are used for sales and administrative offices.

      We lease and occupy a 21,057 square-foot facility in Dublin, Ireland, which is used as a shared services center and for product localization, a 28,000 square-foot facility in Richmond, UK, which is used as administrative offices, and an 80,000 square-foot facility in Bangalore, India, which is used as a product development center.

      We have subsidiaries in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Colombia, Denmark, Finland, France, Germany, India, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, Mexico, Netherlands, New Zealand, Norway, Philippines, Portugal, Puerto Rico, Singapore, Spain, Sweden, Switzerland, Thailand, Taiwan, United Kingdom, and Venezuela — each of which leases a small facility used as sales and support offices.

      The terms of the above leases vary from month-to-month to up to 21 years. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon favorable terms.

Item 3.	Legal Proceedings

      In May 2002, France Telecom SA and U.S. Philips Corporation, alleged co-owners of a U.S. patent, filed suit in the U.S. District Court, District of Delaware, against Novell. The plaintiffs allege that our NetWare client software infringes the patent. In the suit, the plaintiffs seek unspecified monetary damages and an injunction prohibiting infringement of the patent. We intend to vigorously defend ourselves in this suit. This litigation is in its early stages. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations, or cash flows.

      SilverStream and several of its former officers and directors, as well as the underwriters who handled SilverStream’s two public offerings, are named as defendants in several class action complaints that have been filed on behalf of certain of former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of these issuers, including SilverStream’s. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court. A Consolidated Amended Complaint was filed with respect to all of these complaints in the U.S. District Court, Southern District of New York, on April 19, 2002. All issuers, including SilverStream, filed a Motion to Dismiss on July 15, 2002. We believe that SilverStream and its former officers and directors have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously. While there can be no assurance as to the ultimate disposition of the lawsuit, we do not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

Novell annual report 2002	13

      In February 1998, a suit was filed in the U.S. District Court, District of Utah, against Novell and certain of its officers and directors, alleging violation of federal securities laws by concealing the true nature of Novell’s financial condition and seeking unspecified damages. The lawsuit was brought as a purported class action on behalf of purchasers of our common stock from November 1, 1996 through April 22, 1997. After a first dismissal of the suit on November 3, 2000 and a subsequent amendment to the complaint filed on February 20, 2001, the U.S. District Court Judge dismissed the amended complaint with prejudice for failure to state a claim. The Order of Dismissal was entered on April 16, 2002 and the plaintiffs have filed a Notice of Appeal to the Tenth Circuit Court of Appeals. We intend to vigorously defend to uphold the U.S. District Court’s ruling. While there can be no assurance as to the ultimate disposition of the lawsuit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations, or cash flows.

      We are a party to a number of additional legal claims arising in the ordinary course of our business. We believe the ultimate resolution of these claims will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

14	Novell annual report 2002

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Novell’s common stock trades in the Nasdaq National Market under the NASDAQ symbol “NOVL.” The following chart sets forth the high and low sales prices of our common stock during each quarter of the last two fiscal years:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2002
High	$5.580	$5.170	$3.910	$2.860
Low	$3.710	$3.590	$2.170	$1.580
Fiscal 2001
High	$9.344	$8.719	$5.690	$5.050
Low	$4.906	$3.550	$4.500	$3.100

      No dividends have been declared on our common stock. We have no current plans to pay dividends and intend to retain our earnings for use in our business. There were 9,290 stockholders of record at January 17, 2003.

Novell annual report 2002	15

Item 6.	Selected Financial Data

	Fiscal Year Ended

	October 31,	October 31,	October 31,	October 31,	October 31,
	2002	2001	2000	1999	1998

	(Amounts in thousands, except per share data)
Statement of operations
Revenue	$1,134,320	$1,050,796	$1,161,735	$1,272,820	$1,083,887
Gross profit	684,902	712,162	834,337	974,979	825,992
Income (loss) from operations	(68,125)	(120,813)	(31,582)	223,052	98,446
Income (loss) before taxes	(92,225)	(276,766)	70,672	243,836	141,634
Income tax expense (benefit)	10,896	(14,944)	21,202	53,089	39,658
Net income (loss) before accounting change	(103,121)	(261,822)	49,470	190,747	101,976
Cumulative effect of accounting change, net of tax(a)	(143,702)	(11,048)	—	—	—
Net income (loss)	$(246,823)	$(272,870)	$49,470	$190,747	$101,976
Net income (loss) per share:
Basic	$(0.68)	$(0.82)	$0.15	$0.57	$0.29
Diluted	$(0.68)	$(0.82)	$0.15	$0.55	$0.29
Balance sheet
Cash and short-term investments	$635,858	$705,243	$698,193	$895,404	$1,007,167
Working capital	328,031	416,463	552,281	895,984	1,021,005
Total assets	1,665,065	1,904,006	1,712,346	1,942,319	1,924,112
Long-term obligations	—	—	—	—	—
Stockholders’ equity	$1,065,542	$1,270,667	$1,245,085	$1,492,241	$1,493,498

(a)	In fiscal 2001 the Company changed its method of accounting for revenue related to product sales to distribution channel partners from recognizing the revenue upon shipment to the distribution partner to recognizing such revenue upon the sale by the distribution partner to the end user.

In fiscal 2002 the Company adopted Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” resulting in a transitional goodwill impairment loss.

See the Management’s Discussion and Analysis of Financial Condition and Results of Operations section for a discussion of data comparisons.

16	Novell annual report 2002

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Novell, Inc. has been a pioneer in the field of computer networking since its development and release of NetWare in the mid 1980s. As a result of our 20 years of expertise as a leader in the field of computer networking, we have over a thousand of the best networking engineers in the world. These engineers work closely with Novell’s highly-qualified consulting force to create world-class solutions. We are extraordinarily proud of our people, the skills that they have and the dedication that they bring to our company. This is a tremendous strategic asset upon which we intend to continue to capitalize. Leveraging this expertise, we expect to become the leading company in providing secure Web services and secure identity management. Our solutions leverage our network expertise and the Web to help to create a world without information boundaries.

      Today we provide Net business solutions designed to secure and power the networked world, helping organizations solve complex business challenges, simplify their systems and processes, and capture new opportunities. Net business solutions include software applications and consulting services, developed using open Internet standards and our own eDirectoryTM network infrastructure products, that support highly distributed network solutions and capitalize on the growth of the Internet. With both software and services offerings, we can determine how Net business solutions can be used by an organization and the requirements necessary to ensure proper security and access, which can then be turned into a Net solutions approach that helps our customer deliver the right information, to the right individual, at the right time, and on the right device.

      In addition, our Net business solutions include essential network management, messaging, and collaboration capabilities integrated through our directory services. Networks are inherently a varied mix of business process, infrastructure, computer systems, applications, and other devices. Our software provides the framework and applications for managing, maintaining and accessing the information and services of these networks.

      Our training, service and support, and consulting groups also support our Net business solutions by providing worldwide consulting, training, developer, and distribution channel programs that support our product offerings.

      On July 19, 2002, we acquired SilverStream Software Inc., (“SilverStream”), a technology company whose products leverage the power of internet standards, such as Java and XML, to unify and repurpose existing applications and information by harnessing the value of customers’ prior technology investments and to help them rapidly deliver Web-based applications that are scalable, reliable, and secure. The acquisition of SilverStream helped further our development of future Net products and solutions using Web technology and enhanced our current Net business solution product offerings.

Critical Accounting Policies

      An accounting policy is deemed to be critical if it requires the Company to make an accounting estimate based on assumptions about matters that are highly uncertain at the time an accounting estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur periodically could materially change the financial statements. The Company considers certain accounting policies related to revenue recognition, impairment of long-lived assets, and valuation of deferred tax assets to be critical policies due to the estimation processes involved in each.

      Revenue recognition. The Company’s IT consulting business derives a portion of its revenue from fixed-price, fixed-time contracts, which require the accurate estimation of the cost, scope, and duration of each engagement. Revenue and the related costs for these projects are recognized using the percentage of completion method, using time-to-completion to measure the percent complete with revisions to estimates

Novell annual report 2002	17

reflected in the period in which changes become known. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company’s results of operations.

      The Company records a provision against revenue for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. The Company also records a provision to other expenses for bad debts resulting from customers’ inability to pay for the products or services they have received, due to such factors as bankruptcy. These estimates are based on historical sales returns and bad debt data, analysis of credit memo data, and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns or bad debts, revenue or net income could be over or understated.

      Long-lived Assets. The Company’s long-lived assets include fixed assets, long-term investments, goodwill and other intangible assets. At October 31, 2002, the Company’s long-lived assets included $369 million of net fixed assets, $73 million of long-term investments, $180 million of goodwill, $36 million of identifiable intangible assets, and $96 million of current and non-current net deferred tax assets.

      Property, Plant and Equipment. The Company periodically reviews its property, plant and equipment for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” In determining whether an asset is impaired, the Company must make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, the Company may be required to record impairment charges for these assets. For example, in the fourth quarter of fiscal 2002, the Company determined that its facilities in San Jose, California and a small building in Provo, Utah had become impaired due to changes in the intended use of the facilities, as well as changes in the local commercial real estate market. This resulted in a pre-tax, non-cash impairment charge of $80 million. Depending upon relevant factors, such as the continuing decline in real estate market conditions, or the Company’s decision to change its intentions for the facilities and place them for sale, the Company could be required to record further impairment charges.

      Long-term Investments. The fair value of the long-term investments is dependant on the actual financial performance of the companies or venture funds in which the Company has invested, the investee’s market value, and the volatility inherent in the external markets for these investments. In assessing potential impairment for these private equity investments, the Company considers these factors as well as the forecasted financial performance of its investees, liquidation preference value of the stock Novell holds, and estimated potential for investment recovery based on all these factors. If any of these factors indicate that the investment has become other-than-temporarily impaired, the Company may have to record additional impairment charges not previously recognized. During fiscal 2002, the Company recognized $54 million of impairment losses related to its long-term investments. If general market conditions do not improve, or if any of the companies or venture funds included in long-term investments do not meet performance goals, the Company’s investments could become other-than-temporarily impaired as their values decline, causing the Company to record further investment impairment charges.

      Goodwill and Intangible Assets. In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

      On November 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” and was, therefore, required to perform an

18	Novell annual report 2002

impairment test on its goodwill and other intangibles with indefinite lives during the first six months of fiscal 2002, and then on a periodic basis thereafter. The Company’s initial goodwill impairment analysis was completed during the second quarter of fiscal 2002, and was based on November 1, 2001 balances. This analysis resulted in an impairment charge of $144 million related to goodwill in its IT Consulting reporting unit. Subsequently, during the fourth quarter of fiscal 2002, the Company completed its annual impairment review based on August 1, 2002 balances and determined that there was no impairment as of that date. However, changes in the assumptions used in the analysis could have changed the resulting outcome. For example, to estimate the fair value of the Company’s reporting units, management made estimates and judgments about future cash flows based on the Company’s fiscal 2003 forecast and current long-range plans used to manage the business. These long-range estimates could change in the future depending on internal changes in the Company as well as external factors. Future changes in estimates could possibly result in a non-cash goodwill impairment that could have a material adverse impact on our financial condition and results of operations.

      As a part of the SilverStream acquisition, the Company determined that it had acquired developed technology related to Silverstream’s exteNd products that were currently shipping and could be combined with Novell products and services. The value of this intangible asset was determined using expected future cash flows for the exteNd products as well as the combined products, and an estimated discount factor to account for risks associated with the product business and future versions of the exteNd products. The Company also periodically reviews its identifiable intangible assets for impairment in accordance with Statement of SFAS 144. In determining whether an intangible asset is impaired, the Company must make assumptions regarding estimated future cash flows from the asset, intended use of the asset and other related factors. If the estimates or the related assumptions used to determine the value of the intangible assets change, the Company may be required to record impairment charges for these assets. For example, if the Company were to abandon its products which integrate the exteNd Web-based technology that was acquired from SilverStream, or if the sales forecasts for these secure Web services products were to change, the Company could be required to record an impairment charge in future periods.

      Deferred Tax Assets. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, including the Company’s financial performance and general market conditions. Management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances on a quarterly basis. During fiscal 2002, the Company increased the valuation allowance by $98 million against various deferred tax assets, including assets from the Silver Stream acquisition, capital losses resulting from investment impairments, and foreign tax credits. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense recorded in the Company’s consolidated statement of operations.

Results of operations

Acquisitions

SilverStream Software, Inc.

      Pursuant to the terms of an Agreement and Plan of Merger, dated as of June 9, 2002 by and among Novell, Delaware Planet, Inc., a wholly owned subsidiary of Novell (“Delaware Planet”), and SilverStream, Delaware Planet commenced a cash tender offer on June 18, 2002 to acquire all of the outstanding shares of SilverStream common stock at a price of $9.00 per share. On July 17, 2002, Delaware Planet announced the completion of its cash tender offer, pursuant to which it purchased almost all of the outstanding shares of SilverStream common stock at a price of $9.00 per share. On July 19, 2002, Novell completed its acquisition of SilverStream by merging Delaware Planet into SilverStream.

Novell annual report 2002	19

      At the closing date of the merger, there were 23,473,205 shares of SilverStream common stock outstanding, resulting in a total cash acquisition price of $211 million. Direct transaction costs were estimated to be $4 million and the fair value of SilverStream stock options assumed, both vested and unvested, totaled $29 million.

      With respect to stock options assumed as a part of the merger, all SilverStream options, vested and unvested, were exchanged for Novell options with the same terms and vesting characteristics. The fair value of these options was included in the acquisition purchase price. The portion of the intrinsic value related to unvested options that will be earned over the remaining vesting period of those options has been deducted from the fair value of the unvested options and recorded as deferred compensation. This deferred compensation will be amortized over the remaining vesting period of approximately two years, in accordance with Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”). In total, options to purchase approximately 5 million shares of SilverStream common stock were converted into options to purchase approximately 15 million shares of Novell common stock using a conversion ratio of 3.0518.

      The fair value of the options was determined using the Black-Scholes model using the following assumptions:

•	Fair market value of the underlying shares was based on the average closing price of Novell’s common stock on June 10, 2002 and the three days prior to and subsequent to that date.

•	Expected life of 2-5 years.

•	Expected volatility of 80%.

•	Risk free interest rate of 5%.

•	Expected dividend rate of 0%.

      The value of the acquisition was preliminarily allocated as follows:

	Estimated
	Acquisition Cost	Asset Life (in years)

	(in millions)
Adjusted net tangible assets acquired	$86	N/A
Deferred compensation	5	2 years
Intangible assets
Purchased in-process research and development	3	expensed in fiscal 2002
Developed technology	20	3 years
Trademarks/trade names	2	indefinite life
Goodwill	128	N/ A

	$244

      The allocation will be adjusted over the next three quarters as integration plans are finalized, as allowed by Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” There are no other outstanding contingencies that could affect the allocation.

      Goodwill from the acquisition resulted from the Company’s belief that the technology SilverStream had developed is valuable to the Company’s secure Web services product offerings. The Company also believed it was more beneficial to acquire such technology rather than to develop it in-house. The goodwill from the SilverStream acquisition has been allocated to the Company’s product segment as the exteNd product suite will be included with the Net directory services group of products. In accordance with SFAS 142, the Company does not amortize goodwill or intangibles with indefinite lives resulting from this acquisition, and reviews these assets periodically for potential impairment issues. Goodwill is not deductible for tax purposes.

20	Novell annual report 2002

      Net tangible assets of SilverStream consisted mainly of cash and cash equivalents, accounts receivable, fixed assets, accounts payable, and other liabilities.

      The value of deferred compensation of approximately $5 million represents the intrinsic value of the unvested options assumed by Novell as determined under the guidance of FIN 44.

      The $3 million of in-process research and development pertains to replacement and enhancement technology that will be included in the next versions of the exteNd product suite and is not currently technologically feasible, meaning it has not reached the working model stage, does not contain all of the major functions planned for the product, and is not ready for initial customer testing. Shortly before the acquisition, SilverStream released its latest version of each of its products in the exteNd suite, thus there was minimal in-process research and development at the acquisition date. In-process research and development was valued based on discounting forecasted cash flows directly from the related products. Completion of development of the future upgrades of these products is dependant upon the Company delivering its secure Web services products and successfully integrating SilverStream. The in-process research and development does not have any alternative future use and did not otherwise qualify for capitalization.

      Developed technology relates to SilverStream’s exteNd products that are currently shipping and can be combined with current Novell products and services. To determine the value of developed technology, the expected future cash flow attributable to the exteNd products was discounted taking into account risk associated with these assets relative to the in-process research and development. The analysis resulted in a valuation of approximately $20 million for developed technology, which had reached technological feasibility.

      The value of trademarks and trade names was determined based on assigning a royalty rate to the revenue streams that were expected from the products using the exteNd trade names. The royalty rate was determined based on trade name recognition, marketing support, and contribution of the trade name’s value relative to the revenue drivers. The pre-tax royalty rates of 0.5 percent were applied to the product revenues and discounted to a present value, resulting in a valuation of approximately $2 million.

Cambridge Technology Partners

      On July 10, 2001, the stockholders of Cambridge approved the acquisition of Cambridge by Novell. The Company issued 0.668 shares of its common stock for each share of Cambridge common stock outstanding on July 10, 2001. The transaction was accounted for as a purchase and the fair value of the consideration was approximately $261 million, of which $251 million related to the number of shares exchanged at a per share value of $5.907 (the average closing price of a share of Novell common stock for the seven trading day period beginning three days before the announcement date of the acquisition), and $10 million related to direct transaction costs. The value of the acquisition was allocated as follows (in millions):

Adjusted net assets acquired	$81
Goodwill	180

$261

      Results of operations for Cambridge are included in Novell’s results of operations beginning July 10, 2001. In accordance with SFAS 142, the Company did not amortize the goodwill associated with this acquisition. In addition, SFAS 142 required the Company to perform an initial impairment analysis within the first six months following November 1, 2001, the date of adoption. The Company completed its goodwill impairment analysis during the second quarter of fiscal 2002 and recognized a transitional goodwill impairment loss of $144 million as of November 1, 2001, which was recorded as the cumulative effect of a change in accounting principle in the Company’s consolidated Statements of Operations.

Novell annual report 2002	21

Revenue

	2002	Change	2001	Change	2000

	(Amounts in millions)
Product segment	$826		$879		$1,103
Volera segment	8		8		7

Product-related revenue	834		887		1,110
Consulting segment	300		164		52

Total Revenue	$1,134	8%	$1,051	(10)%	$1,162

      In fiscal 2002, Novell organized its operations into the following segments: product, consulting, and Volera

•	Product — includes Net management services products, Net directory services products and product-related service support and training. Net management services products include products that provide networking capabilities, products that allow management of networks by protecting their integrity, products that allow collaboration or communication inside and outside a network, and products that enable customers to network securely, allowing insiders access to the Internet and authorized outsiders access to internal intranets. Net directory services products include products that allow customers to manage, simply and centrally, users and resources, products that enable automatic distribution of new or updated information across a network, products that allow customers to control access to applications, the Web, and network resources using policy-based management, and products that enable and simplified password management. Product-related services, support and training include networking certifications, technical services and customer support. Products in this segment are packaged under the names NetWare, ZENworks, GroupWise, eDirectory, DirXML, iChain, Single Sign On, exteNd (SilverStream product suite).

•	Consulting — is comprised of worldwide consulting services including information technology (“IT”) consulting, which provides consulting and support services that apply Net business solutions, and Celerant management consulting, which provides operational strategy and implementation consulting services.

•	Volera — provides networking solutions that reduce the complexity and cost of deploying content and applications electronically, while improving scalability, management and security.

      The Company’s chief decision-makers, the President and Chief Executive Officer and members of the Company’s Worldwide Management Committee, evaluate the performance of the Company based on operating segment revenue, expenses, and profitability. Separate financial information is not available by segment in regards to asset allocation. Prior to fiscal 2002, the Company operated in one operating segment.

Product

      Product segment revenue was $826 million (73% of total revenues) in fiscal 2002 compared to $879 million (84% of total revenues) in fiscal 2001, and $1,103 million (95% of total revenues) in fiscal 2000. Within the product segment, revenue from Net management services products decreased $80 million or 11% in fiscal 2002 compared to fiscal 2001 primarily due to a 15% decrease in sales of NetWare, which is a result of declining sales of versions 3, 4, and 5 that more than offset increased sales of version 6, a 5% decrease in sales of Management and Collaboration products, and lower UNIX royalty revenue from expiring royalty contracts. Revenue from Net directory services products increased $28 million or 91% in fiscal 2002 compared to fiscal 2001 primarily due to increased revenue from DirXML and Single Sign On — Secure Login, which have both grown over 300% in fiscal 2002 compared to fiscal 2001 as these newer products gain traction, and the addition of SilverStream revenue for the period of July 20, 2002 through October 31, 2002, which amounted to

22	Novell annual report 2002

$5 million. Product related service, support, and training remained relatively flat during in fiscal 2002 compared to fiscal 2001.

      The decrease in product revenue from fiscal 2000 to fiscal 2001 was primarily the result of the decline in sales of the older NetWare versions 3, 4 and 5, lower Management and Collaboration product revenue, and lower UNIX and other royalties, partially offset by sales of NetWare version 6 and higher Net directory services revenue due to a full year of DirXML and iChain sales. The Net management services products represented 68% of total revenue in fiscal 2001 compared to 79% of total revenue in fiscal 2000.

      Prior to fiscal 2001, the Company recognized revenue related to product sales to distribution channel partners upon shipment to the partner and provided a reserve for contractual return obligations and other estimated product returns. Effective November 1, 2000, the Company changed its method of accounting for revenue related to these product sales to recognize such revenues upon the sell-through of the respective product from the distribution channel partner to the reseller or end user. The Company believes this change in accounting principle is preferable based on guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin 101. The $11 million ($0.03 per share) cumulative effect of the change (after reduction for income taxes of $6 million) was reflected in net income in the first quarter of fiscal 2001. Also, during the three months ended January 31, 2001, the Company recognized $7 million in revenue that was included in the cumulative effect adjustment at November 1, 2000. The effect of that revenue on the first quarter was to increase net income by $5 million ($0.01 per share). Had the Company reported under its previous method of accounting for revenue recognition, the effect on earnings, without consideration of the cumulative effect of the change, would be a decrease in earnings of approximately $10 million, or $0.03 per share, during fiscal 2001.

Volera

      During fiscal 2001, Novell completed the formation of Volera, Inc. as majority owned joint venture among Novell, Inc., Nortel Networks Corp., and Accenture Ltd. Prior to 2001, Volera was a product group within Novell. Revenue from Volera was relatively flat in fiscal 2002 compared to fiscal 2001. Revenue from Volera was $8 million in fiscal 2001 compared to $7 million in fiscal 2000. The increase in fiscal 2001 revenue was due primarily to improved sales and marketing efforts. Volera revenues were less than 1% of total revenues in fiscal 2002, 2001, and 2000.

      Volera’s performance did not our meet the growth expectations and thus management determined that the best strategy for Volera was to integrate its products and operations back into Novell. On October 31, 2002, the Company acquired the outstanding shares of Volera held by Nortel for $3.5 million and in November 2002, it acquired the outstanding shares of Volera held by Accenture for $1 million. As a result of the acquisition of the minority shares, beginning in fiscal 2003 the Volera segment has been integrated into the products segment.

Consulting

      Consulting revenue was $137 million (84%) higher in fiscal 2002 compared to fiscal 2001, due to the acquisition of Cambridge at the end of the third quarter of fiscal 2001. Cambridge operations were included in the Company’s operating results for approximately four months in fiscal 2001 compared to a full year in fiscal 2002. Consulting revenue from IT consulting services decreased each quarter during the first three quarters of fiscal 2002 and remained flat in the last quarter of fiscal 2002 compared to the prior quarter due to a weakened services market and decreased demand for the Company’s systems integration and Net business solutions. Consulting revenue from Celerant management consulting remained relatively flat throughout fiscal 2002.

      Consulting revenue was $111 million higher in fiscal 2001 compared to fiscal 2000 primarily due to the acquisition of Cambridge, which contributed $74 million from IT consulting and $38 million from Celerant

Novell annual report 2002	23

management consulting, offset by a small decreases in existing Novell consulting. Consulting revenue was 27% of total revenue in fiscal 2002, 16% in fiscal 2001, and 5% in fiscal 2000.

      At the beginning of the second quarter of fiscal 2002, the Company adopted FASB Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” EITF 01-14 requires companies to account for reimbursements received for incurred out-of-pocket expenses as revenue and the related expenses as cost of revenue. Previously they were not included in the statement of operations. Reimbursable expense revenue is now included in consulting revenue in all periods presented. The Company restated the prior periods, thereby increasing consulting revenue and cost of revenue sold $11 million in fiscal 2001. Prior to fiscal 2001, reimbursed out-of-pocket expenses were immaterial and included in revenue and cost of revenue.

Geographic information

      International revenue, comprised of revenue to international customers in Europe, the Middle East, Africa, Canada, South America, Australia, and Asia Pacific, represented 49% of total revenue in fiscal 2002 compared to 44% in fiscal 2001. During fiscal 2002, international revenue increased 19% while domestic revenue decreased 1% compared to fiscal 2001. Internationally, revenue increases during the year were due to the addition of Cambridge in fiscal 2001, favorable foreign exchange rates, and recovering European market conditions, which resulted in greater demand for the Company’s products and services. The slight decrease in domestic revenue during fiscal 2002 was largely due to lower revenue in the product segment offset somewhat by higher revenue in the consulting segment due to a full year of Cambridge revenue in fiscal 2002.

      International revenue represented 44% of total revenue in fiscal 2001 compared to 43% of total revenue in fiscal 2000. Domestic revenue represented 56% of total revenue in fiscal 2001 compared to 57% in fiscal 2000. The increase in international revenue in fiscal 2001 was due primarily to the addition of Cambridge for a four-month period. The decrease in domestic revenue as a percentage of total revenue was due to increased international sales, declining NetWare revenue and lower UNIX royalties, offset somewhat by to the addition of Cambridge for a four-month period.

Forward-looking revenue trends

      Although NetWare revenue improved somewhat in the second half of fiscal 2002 due to growth in NetWare 6 revenue, NetWare revenue for fiscal 2002 was down 15% compared to fiscal 2001. The Company is working to address the long-term growth potential of the NetWare product line. In addition, the Company is addressing declining revenue in the consulting segment in an effort to improve results in future periods. As part of these efforts, the Company completed its integration of Cambridge during the first half of fiscal 2002, and has reorganized its sales force to provide better coverage and resources for its customers and partners, focusing on solving business issues with Net business solutions and services. In addition, the Company is continuing to integrate the SilverStream products into its offerings and integrating SilverStream’s operations as deemed appropriate. The Company anticipates that it will take several quarters to fully realize the benefits from these actions.

      The Company believes the product segment revenues for fiscal 2003 will increase approximately 5% over fiscal 2002 levels, partially as a result of having a full year of SilverStream product revenue, and partially due to increases in management and collaboration products and Net directory services revenue, offset somewhat by continued decreases in overall NetWare revenue. The Company does not expect to see an increase in the demand for IT consulting services over the next few quarters as the economy stabilizes and companies slowly start to increase investments in technology solutions. Celerant management consulting is expected to grow approximately 7% in fiscal 2003 compared to fiscal 2002.

      At October 31, 2002, the Company had $275 million of deferred revenue representing revenue that will be recognized in future periods. The majority of this deferred revenue relates to maintenance contracts, which

24	Novell annual report 2002

are recognized ratably over the maintenance period. The Company has either received payment or recorded a receivable for the deferred revenue, and has determined collectability to be reasonably certain. Direct costs incurred to fulfill these maintenance obligations are relatively small and are recognized as work is performed.

Gross profit

	2002	Change	2001	Change	2000

Gross profit (millions)	$685	(4)%	$712	(15)%	$834
Percentage of revenue	60%		68%		72%

      Gross profit as a percentage of revenue decreased in fiscal 2002 compared to 2001, and in fiscal 2001 compared to fiscal 2000, primarily due to the effects of a higher mix of lower-margin consulting business along with decreased product revenue levels. The mix between product revenue and consulting revenue has shifted due to the acquisition of Cambridge in July 2001, causing product revenue to become a smaller percentage of total revenue. During fiscal 2002, gross margin for the consulting segment was 4% compared to 80% for the product segment. The low consulting margins are primarily due to increased consulting competition, reduced billing rates, and increased costs related to excess consultants who were not fully utilized on consulting engagements. Product margins increased to 80% in fiscal 2002 from 78% in fiscal 2001 and 76% in fiscal 2000. This increase is due primarily to better inventory management and lower royalty costs. The Company does not expect overall gross profit margins to return to fiscal 2000 levels in the future due to the increase in the consulting business as a percentage of total revenue. Margins in the consulting industry, in general, are lower than those in the software industry. The Company does believe that the current overall gross profit margin of 60% is too low and should be at least in the 65% to 68% range or better and Management is currently exploring alternatives to improve the gross margin percentage in future periods, such as improving utilization and increasing consulting billing rates.

      As described above, the Company adopted EITF 01-14, which requires companies to account for reimbursements received for out-of-pocket expenses incurred as revenue and the related expenses as cost of revenue. This change did not have a significant effect on gross margin.

Operating expenses

	2002	Change	2001	Change	2000

Sales and marketing (millions)	$359	(19)%	$444	(10)%	$495
Percentage of revenue	32%		42%		43%
Product development (millions)	$169	(12)%	$192	(16)%	$228
Percentage of revenue	15%		18%		20%
General and administrative (millions)	$123	5%	$117	24%	$95
Percentage of revenue	11%		11%		8%
Restructuring charges (millions)	$19	(76)%	$80	67%	$48
Percentage of revenue	2%		8%		4%
Purchased in-process research and development (millions)	$3	—	—	—	—
Percentage of revenue	—%
Impairments (millions)	$80	—	—	—	—
Percentage of revenue	7%
Total operating expenses (millions)	$753	(10)%	$833	(4)%	$866
Percentage of revenue	66%		79%		75%

      Operating expenses, in total and as a percentage of revenue, decreased in fiscal 2002 compared to fiscal 2001 primarily due to lower salary costs resulting from the fiscal 2001 and 2002 restructurings, the elimination of many redundant functions and costs related to Cambridge, which was acquired in July 2001, lower

Novell annual report 2002	25

advertising costs, and lower restructuring charges. These decreases were offset somewhat by the addition of approximately $19 million of SilverStream operating costs beginning in July 2002, integration costs related to merging SilverStream into Novell, purchased in-process research and development costs of $3 million from the acquisition of SilverStream, and $80 million of non-cash impairment charges primarily related to the Company’s owned facilities in San Jose, California. Operating expenses decreased in fiscal 2001 compared to fiscal 2000 due primarily to lower salary costs resulting from the fiscal 2000 and 2001 restructurings and decreased advertising costs, offset somewhat by $37 million of additional operating expenses related to the addition of Cambridge, $80 million in restructuring charges compared to $48 million in fiscal 2000 and $9 million of integration expense related to the acquisition of Cambridge. Operating expenses increased as a percentage of revenue in fiscal 2001 compared to fiscal 2000 due to decreased revenue.

      Sales and marketing expense, in total and as a percentage of revenue, decreased in fiscal 2002 compared to fiscal 2001 primarily as a result of lower advertising costs and reduced headcount resulting from the fiscal 2001 and 2002 restructuring activities. Sales and marketing headcount decreased by 208 employees from the fourth quarter of fiscal 2001, excluding the addition of 192 SilverStream employees who became Novell sales and marketing employees in July 2002. The fiscal 2002 decrease was offset somewhat by the addition of approximately $11 million of SilverStream sales and marketing costs, including the 192 SilverStream headcount. Sales and marketing expense in total and as a percentage of revenue decreased in fiscal 2001 compared to fiscal 2000 due primarily to decreased headcount resulting from the restructurings and lower advertising and marketing promotions offset somewhat by Cambridge sales and marketing costs of approximately $16 million. Sales and marketing expenses can fluctuate as a percentage of revenue in any given period due to product promotions, advertising, and other discretionary expenses. The Company plans to increase its advertising and marketing costs during fiscal 2003 in an effort to increase revenue and attract new customers.

      Product development expenses, in total and as a percentage of revenue, decreased in fiscal 2002 compared to fiscal 2001 primarily due to decreased headcount as a result of the fiscal 2000, 2001 and 2002 restructurings. Product development headcount decreased by 82 heads compared to the fourth quarter of fiscal 2001, excluding the addition of 123 SilverStream employees who became Novell product development employees in July 2002. Product development expenses, in total and as a percentage of revenue, decreased in fiscal 2001 compared to fiscal 2000 due primarily to lower headcount resulting from the fiscal 2000 and 2001 restructurings. Product development expense is expected to increase in fiscal 2003 primarily as a result of having SilverStream costs included for the full twelve months.

      General and administrative expenses increased from fiscal 2001 to fiscal 2002 primarily due to a full year’s impact of Cambridge general and administrative costs, the addition of SilverStream general and administrative costs in July 2002, and integration costs related to the Cambridge and SilverStream acquisitions. These increases were offset somewhat by headcount reductions resulting from the restructurings, which lowered general and administrative headcount by 245 employees, excluding 11 SilverStream general and administrative employees. As a percentage of revenue, general and administrative costs remained relatively flat in fiscal 2002 compared to fiscal 2001 due to higher fiscal 2002 revenue. General and administrative expenses increased in total and as a percentage of revenue during fiscal 2001 compared to fiscal 2000 primarily due to Cambridge integration costs, $19 million related to the addition of Cambridge general and administrative costs during the last four months of fiscal 2001, costs related to the formation of Volera, and lower revenue.

      Purchased in-process research and development relates to the acquisition of SilverStream and is discussed in the Acquisitions section, above.

      At the beginning of fiscal 2002, the Company adopted SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. During the fourth quarter of fiscal 2002, the Company determined that there were indicators of impairment related to its facility in San Jose, California and a small building in Provo, Utah due to changes in the intended

26	Novell annual report 2002

use of the facilities, as well as changes in the local real estate market. The Company then performed an analysis of each of the property’s future undiscounted cash flows and determined that their estimated future cost recovery was lower than the recorded net book value of the assets recorded by the Company. Based on the results of this analysis, the Company obtained an independent appraisal to determine the fair value of these locations. Based on the fair value of these facilities as determined by the independent appraisals, the Company recorded a pre-tax non-cash impairment charge of $80 million. Both of the impaired facilities are classified as held and used as the Company does not have immediate plans to sell them.

      During the second quarter of fiscal 2002, the Company recorded a pre-tax restructuring charge of approximately $20 million. The charge was a result of the Company’s continued move towards its business strategy of improving the Company’s status as a Net business solutions provider, addressing changes in the market due to technology changes, and becoming more customer-focused. Specific actions taken included reducing the Company’s workforce worldwide by approximately 50 employees (less than 1%), consolidating facilities, closing offices in unprofitable locations, and disposing of excess property and equipment. The following table summarizes the activity during fiscal 2002 related to the second quarter fiscal 2002 restructuring.

	Total			Balance at
	Restructuring	Cash	Non-Cash	October 31,
	Charge	Payments	Charges	2002

	(in millions)
Severance and benefits	$15	$(9)	$(2)	$4
Excess facilities and property and equipment	5	(1)	—	4
Other restructuring-related costs	1	—	—	1

	$21	$(10)	$(2)	$9

      As of October 31, 2002, the remaining balance of the second quarter 2002 restructuring charge included accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period and redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

      During the second quarter of fiscal 2002, the Company also released approximately $1.3 million of excess accruals related to the fiscal 2000 restructuring, which reduced the restructuring costs reflected on the statement of operations for the nine months ended July 31, 2002. These excess accruals relate to facilities and legal costs that were not required.

      At the end of fiscal 2001, the Company recorded $51 million of pre-tax, restructuring charges resulting from changes in general market conditions, changing customer demands, and the Company’s evolution of its business strategy, all of which required the Company to restructure its operations. This business strategy focuses on Net business solutions designed to secure and power the networked world across leading operating systems. The execution of this strategy included refining the Company’s consulting initiatives, refocusing research and development efforts, defining sales and marketing efforts to be more customer and solutions oriented, and adjusting the overall cost structure given current revenue levels and the Company’s direction.

      Specific actions included reducing the Company’s workforce worldwide by approximately 1,100 employees (approximately 16%), consolidating excess facilities and disposing of excess property and equipment, terminating a management consulting contract that no longer fits with the Company’s strategic focus, and abandoning and writing off technologies that no longer fit within the Company’s new strategy. The Company

Novell annual report 2002	27

also realigned its remaining resources to better manage and control its business. The following table summarizes the costs and activities during fiscal 2002, related to the fourth quarter 2001 restructuring.

	Balance at		Non-Cash	Balance at
	October 31,	Cash	Charges/	October 31,
	2001	Payments	Adjustments	2002

	(Amounts in millions)
Severance and benefits	$33	$(28)	$(4)	$1
Excess facilities and property and equipment	11	(8)	2	5
Other restructuring-related costs	1	—	—	1

	$45	$(36)	$(2)	$7

      As of October 31, 2002, the remaining balance of the fourth quarter 2001 restructuring charge included accrued liabilities largely redundant facilities costs, which will be paid over the respective remaining lease terms.

      During the third quarter of fiscal 2001, the Company recorded a restructuring charge of approximately $30 million, pre-tax, as a result of the Company’s acquisition of Cambridge and changes in the Company’s business to move towards a Net business solutions strategy.

      Specific actions included reducing the Company’s workforce worldwide by approximately 280 employees (approximately 5% before the addition of Cambridge) across all functional areas, consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within the integrated Company’s new strategy, and discontinuing unprofitable product lines. The following table summarizes the activity during fiscal 2002, related to the third quarter 2001 restructuring costs.

	Balance at			Balance at
	October 31,	Cash	Non-Cash	October 31,
	2001	Payments	Charges	2002

	(Amounts in millions)
Severance and benefits	$3	$(3)	$—	$—
Abandoned technology and unprofitable product lines	1	(1)	—	—
Excess facilities and property and equipment	10	(6)	—	4

	$14	$(10)	$—	$4

      As of October 31, 2002, the remaining balance of the third quarter 2001 restructuring charge included accrued liabilities related to excess facilities costs, which will be paid over the respective remaining lease terms.

      As a result of the fiscal 2002 and the two fiscal 2001 restructurings, the Company reduced its expenses by approximately $50 million on a quarterly basis, before any increased strategic expenditures and the impact of the SilverStream acquisition.

      The Company could incur additional restructuring charges in the future as it continues to develop its Net solutions strategy and react to market conditions.

Employees

	October 31,		October 31,		October 31,
	2002	Change	2001	Change	2000

Employees	6,233	(11)%	7,003	43%	4,893
Revenue per average employee (000’s)	$171		$175		$225

      Fiscal 2002 headcount decreased compared to fiscal 2001 due primarily to restructuring efforts and the elimination of duplicate functions resulting from the Cambridge acquisition, offset slightly by the addition of

28	Novell annual report 2002

SilverStream in July 2002, which added 403 employees. Headcount in fiscal 2001 increased compared to fiscal 2000 due to the acquisition of Cambridge, offset somewhat by employee reductions. The acquisition of Cambridge increased headcount by approximately 2,500 employees. The Company continues to monitor headcount to ensure the Company’s resources are aligned with expected business levels and its business strategy, as well as in line with leading industry benchmarks.

Other income (expense), net

	2002	Change	2001	Change	2000

Other income (expense), net (millions)	$(24)	85%	$(156)	(253)%	$102
Percentage of revenue	(2)%		(15)%		9%

      The primary component of other income (expense), net, is net investment income (loss), which was a loss of $33 million in fiscal 2002, a loss of $155 million in fiscal 2001 and income of $109 million in fiscal 2000. In fiscal 2002, the net investment loss included impairment losses on short and long-term investments totaling $58 million, realized net gains on the sale of short-term equity securities of $7 million, and earned $18 million in interest income. In fiscal 2001, net investment loss included impairment losses on several short and long-term investments totaling $208 million, realized net gains on investments totaling $9 million, and earned $44 million in interest income. There were no investment impairments recorded in fiscal 2000. Other income, net, excluding investment income increased $10 million in fiscal 2002 from fiscal 2001 due primarily to a $9 million gain on the sale of a building. Other income, net, excluding investment income, increased slightly in fiscal 2001 compared to fiscal 2000 primarily due to the impact of decreased minority interest profits in Volera and the Company’s Japan subsidiary.

Income tax expense (benefit)

	2002	Change	2001	Change	2000

Income tax expense (benefit)(millions)	$11	173%	$(15)	(171)%	$21
Percentage of revenue	1%		(1)%		2%
Effective tax (benefit) rate	12%		(5)%		30%

      The effective tax rate for fiscal 2002 was different than the effective tax benefit for fiscal 2001 primarily as a result of the need for additional valuation allowances in fiscal 2002. An additional valuation allowance was required in fiscal 2002 for capital losses resulting from investment impairments. The Company cannot be assured at this time that it can generate sufficient capital gains during the five-year carry-over period to recognize the tax benefit of the capital losses. An additional valuation allowance was also required in fiscal 2002 against foreign tax credits since current forecasts, which include the impact of the impairment on the San Jose campus, do not assure sufficient taxable income to absorb the foreign tax credits during the remaining limited carry-over period. The 2002 fiscal year effective tax rate is different than the statutory benefit rate of 35% primarily for the same reasons as noted above partially offset by benefits from tax exempt income, research and development tax credits and foreign income that is taxed at lower rates than the U.S. statutory rate.

      The tax benefit rate for fiscal 2001 was different than the effective tax rate in fiscal 2000 primarily as a result of additional valuation allowance that was required in fiscal 2001 for capital losses resulting from investment impairments. The Company cannot be assured at this time that it can generate sufficient capital gains during the five year carry-over period to recognize the tax benefit of the capital losses. The 2001 fiscal year effective tax benefit rate was different than the statutory benefit rate of 35% primarily for the same reasons as noted above partially offset by the benefits from tax exempt income, and research and development tax credits.

Novell annual report 2002	29

      The 2000 fiscal year effective tax rate was different than the statutory rate of 35% primarily because of the benefit the Company receives from tax exempt income, research and development tax credits and foreign income that is taxed at lower rates than the U.S. statutory rate offset by non-deductible goodwill, valuation allowance on net operating losses of an acquired company and other miscellaneous items.

      At October 31, 2002, the Company had deferred tax assets of $139 million, net of a valuation allowance. A portion of these assets is realizable based on the Company’s ability to offset existing deferred tax liabilities of $43 million. Realization of the remaining portion of these assets is dependent on the Company’s ability to generate approximately $480 million of future taxable income. Management believes that sufficient taxable income will be earned in the future to realize these assets net of the valuation allowance. Management will evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowances.

Net income (loss) and net income (loss) per share

	2002	Change	2001	Change	2000

Net income (loss) before accounting change (millions)	$(103)	61%	$(262)	(629)%	$49
Percentage of revenue	(9)%		(25)%		4%
Cumulative effect of accounting change, net of tax (millions)	$(144)	(1,201)%	$(11)	—	—
Net income (loss) (millions)	$(247)	10%	$(273)	(652)%	$49
Percentage of revenue	(22)%		(26)%		4%
Net income (loss) per share:
Basic	$(0.68)	17%	$(0.82)	(642)%	$0.15
Diluted	$(0.68)	17%	$(0.82)	(642)%	$0.15

      Net loss per share decreased in fiscal 2002 compared to fiscal 2001 primarily due to a $61 million (pre-tax) decrease in restructuring costs, a $122 million (pre-tax) decrease in investment losses, and lower salary costs, offset by $80 million (pre-tax) impairment charges and lower gross margins, as discussed above. Net income (loss) per share decreased in fiscal 2001 compared to fiscal 2000 due primarily to lower revenue, $80 million (pre-tax) restructuring charges (compared to $48 million in fiscal 2000), $208 million (pre-tax) impairment charges and $9 million (pre-tax) integration costs related to the acquisition of Cambridge, as discussed above. In addition, shares of the Company’s common stock outstanding increased during fiscal 2001 due to the issuance of shares for the acquisition of Cambridge.

Change in Accounting Principle

      Effective November 1, 2001 the Company adopted SFAS 142, which requires the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets are subject to an impairment test at least annually. In addition, SFAS 142 includes provisions requiring the identification of reporting units upon adoption for the purpose of assessing potential future impairments and the performance of an initial impairment analysis within the first six months after adoption. The Company completed its goodwill impairment analysis during the second quarter of fiscal 2002 and recognized a transitional goodwill impairment loss of $144 million related to its consulting segment as of November 1, 2001, which was recorded as the cumulative effect of a change in accounting principle in the Company’s consolidated Statements of Operations.

      In the fourth quarter of fiscal 2002, the Company performed its required annual goodwill impairment test under SFAS 142. This test was performed as of August 1, 2002 on goodwill related to the Celerant management consulting reporting unit and products reporting unit resulting from the SilverStream acquisition. To estimate the fair value of the Company’s reporting units, management made estimates and judgments

30	Novell annual report 2002

about future cash flows based on assumptions that are consistent with the Company’s fiscal 2003 budget and long-range plans used to manage the business. The Company also considered its market capitalization as of August 1, 2002, the date of our testing. Based on the results of its analysis, the Company determined that there was no goodwill impairment in any of its reporting units.

      Changes to the estimates used in the analysis, including estimated future cash flows, could cause one or more of the reporting units to be valued differently in future periods. Future analysis could possibly result in a non-cash goodwill impairment charge of up to $180 million, depending on the estimated value of the segments and the value of the net assets attributable to those segments at that time. Any further impairment losses recorded in the future could have a material adverse impact on our financial conditions and results of operations.

      The fiscal 2001 change in accounting principle pertains to the change in the Company’s methodology for recognizing revenue to distribution channel partners, discussed in the product revenue section above.

Liquidity and capital resources

	October 31,		October 31,
	2002	Change	2001

Cash and short-term investments (millions)	$636	(10)%	$705
Percentage of total assets	38%		37%

      Cash and short-term investments decreased to $636 million at October 31, 2002 compared to $705 million at October 31, 2001. The fiscal 2002 decrease in cash can be attributed to cash paid for SilverStream of $211 million, expenditures for fixed assets of $28 million, cash paid to acquire Volera minority interest shares from Nortel of $3.5 million, and net cash paid for long-term investments, venture capital funds and other long-term investing activities of $14 million, offset somewhat by cash provided by operations of $51 million, cash acquired from SilverStream of $108 million, cash proceeds from stock issuances of $13 million, and cash received from the sale of a building of $16 million.

      The Company’s short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of the Company’s investment portfolio is invested in equity securities and mutual funds, which incur market risk. The Company’s short-term investment portfolio includes gross unrealized gains of $3 million and gross unrealized losses of $1 million as of October 31, 2002. The Company monitors its investments and records losses when a decline in the investment’s market value is determined to be other than temporary.

      The Company also invests excess cash in long-term investments through the Novell Venture account, Cambridge Technology Capital Fund I L.P. (“CTC I”), and direct investments in long-term private equity securities. Investments made through the Novell Venture account and CTC I generally are in private companies, including small capitalization stocks in the high-technology industry sector, and expansion-stage private companies. Within the Novell Venture account there are also investments in venture capital funds that are managed largely by external venture capitalists. CTC I is managed internally. The value of the investments made through the Novell Venture account and CTC I is dependent on the performance, successful acquisition, and/or initial public offering of the investees. As of October 31, 2002, the Company had commitments to contribute an additional $72 million to the externally managed venture capital funds, of which approximately $20 million is to be paid out during fiscal 2003, approximately $20 million in fiscal 2004, and approximately $16 million in fiscal 2005, as requested by the fund managers and commitments to the CTC 1 fund to contribute an additional $300,000 through 2007. The Company intends to fund these investments with cash from operations and cash and short-term investments on hand.

      As of October 31, 2002, the Company has various operating leases related to the Company’s facilities with remaining terms of more than one year. These leases have minimum annual lease commitments of

Novell annual report 2002	31

$30 million in fiscal 2003, $27 million in fiscal 2004, $22 million in fiscal 2005, $16 million in fiscal 2006, $13 million in fiscal 2007, and $39 million thereafter. The Company also has $62 million of minimum rentals to be received in the future from subleases. The Company intends to fund these lease commitments with cash from operations and cash and short-term investments on hand.

      As of October 31, 2002, Novell had cash and other short-term investments of $398 million held in accounts outside the U.S. Repatriation of any portion of this amount would be subject to U.S. federal income taxes. The Company has provided for the tax liability on these amounts for financial statement purposes except for $15 million of earnings, which is permanently invested outside the U.S. Repatriation, however, could result in a loss of certain tax attributes of up to $35 million and result in additional U.S. federal income tax payments of such amounts in future years.

      The Company’s principal source of liquidity continues to be from operations and on-hand cash and short-term investments. At October 31, 2002, the Company’s principal unused sources of liquidity consisted of cash in the amount of $464 million, short-term investments in the amount of $172 million, and available borrowing capacity of approximately $3 million under its lines of credit. The Company’s liquidity needs are principally for financing of accounts receivable, fixed assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

      During fiscal 2002, the Company generated $52 million of cash flow from operations, and anticipates generating positive cash flows from operations in addition to investment income in fiscal 2003 sufficient to fund operations. The Company anticipates being able to fund its current operations, any future acquisitions, any further integration, restructuring or any merger-related costs, and planned capital expenditures for the foreseeable future with existing cash and short-term investments together with cash generated from operations and investment income. The Company believes that borrowings under the Company’s credit facilities or offerings of equity or debt securities are possible if the need arises, although such offerings may not be available to the Company on acceptable terms, given current market conditions. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 2003 are anticipated to be approximately $40 million, but could be reduced if the growth of the Company is less than presently anticipated.

      During the fourth quarter of 2001, the Board of Directors extended the Company’s stock repurchase program through June 30, 2003 and authorized the use of up to $500 million for the repurchase of additional outstanding shares of the Company’s common stock. As of October 31, 2002, $89 million of the authorized amount had been spent to repurchase 14 million shares under this plan at an average price of $6.23 per share. No shares were repurchased during fiscal 2002.

Recent Pronouncements

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement eliminates the definition and requirements for recognition of exit costs in the EITF Issues 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which defined the requirements for recognition of a liability at the date an entity commits to a restructuring plan. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of the SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted this statement in the fourth quarter of fiscal 2002 resulting in no effect on its results of operations.

32	Novell annual report 2002

Factors Affecting Future Results of Operations

      Novell’s future results of operations involve a number of risks and uncertainties. A number of these risks and uncertainties are discussed below.

The Current Economic Climate and Outlook in the Technology and Information Technology Services Sector Is Very Weak, Causing Our Business to Suffer

      The weakened global economic climate, particularly in the technology sector, has had an adverse effect on Novell’s stock price and ability to sell products and services. Future economic projections for this sector do not anticipate a quick recovery. A continuation of the weakened global economy could have further negative effects on Novell’s stock price and ability to sell products and services in the future.

Our Financial and Operating Results May Vary, Negatively Affecting our Ability to Detect Trends

      Novell often experiences a higher volume of revenue at the end of each quarter and during Novell’s fourth quarter. Because of this, fixed costs that are out of line with revenue levels may not be detected until late in any given quarter and results of operations could be adversely affected.

      Operating results have been, and may also be, affected by other factors including, but not limited to:

•	timing of orders from customers and shipments to customers;

•	product mix, including a shift from higher margin to lower margin products or services;

•	delays or problems with our fulfillment agents;

•	impact of foreign currency exchange rates on the price of our products in international locations;

•	inability to respond to the decline in revenue through the distribution channel;

•	inability to derive benefits from the restructurings and our corporate strategy; and

•	inability to deliver solutions as expected by our customers and systems integration partners.

We May Not Be Able to Successfully Compete in a Challenging Market for Computer Software and Consulting Services

      The market for networking applications and solutions as well as IT consulting is highly competitive and subject to rapid technological change. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that competitive factors common to all of our operating segments include: our ability to sell both products and services as part of an overall solution; the breadth of our offerings; the pricing of our products and services; and the timing and market acceptance of new solutions developed by us and our competitors.

Product and Volera segments

      In addition to the factors listed above, key competitive factors in the product and Volera segments include brand and product awareness; the performance, reliability and security of our products; the ability to preserve our legacy customer base; the completeness of our suite of product and solutions offerings; our ability to establish and maintain key strategic relationships with distributors, resellers and other partners; and the pricing strategies of our competitors. Our key competitors in the product and Volera segments include Microsoft, IBM, BEA Systems, Sun Microsystems, Altiris, Netegrity, Computer Associates and Critical Path.

Novell annual report 2002	33

Consulting segments

      The key competitive factors faced by the consulting segment are attracting and retaining the highest quality consultants; the depth of our skills and expertise; the breadth of consulting capabilities; and having expertise in key functional areas. The market for consulting services is highly competitive due to the existence of several large consulting firms specializing in the information systems area such as IBM, Accenture, EDS and Microsoft. Many of these companies have greater financial, technical and marketing resources and greater name recognition in the consulting area, which could inhibit the Company’s ability to grow its consulting business. Additionally, the worldwide marketplace for consulting services is highly fragmented. In different regions of the world, there may be multiple competitors, many with niche consultancies.

General

      We do not have the product breadth and market power of Microsoft. Microsoft’s ability to ship networking products with features and functionality that compete with ours, together with its ability to offer incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products, may significantly inhibit our ability to grow our business. Microsoft has significant financial resources, which could allow it to aggressively price its products and services for long periods of time to the potential detriment of competitors. We believe, and the courts have agreed, that Microsoft exploits its desktop operating monopoly in anticompetitive ways designed to maintain that monopoly and, in our view, to extend its market power to quash competitive alternatives to Microsoft products. For example, in the past, Microsoft has employed tactics that limit or block effective and efficient interoperability with our products. We will ensure, to the best of our ability, that our products will interoperate with those of Microsoft as they enhance new operating systems and applications.

We May Not be Able To Attract and Retain Qualified Personnel Because of the Intense Competition for Qualified Personnel in the Computer and Consulting Industries

      The ability of Novell to maintain its competitive technological position will depend, in large part, on its ability to attract and retain highly qualified development, consulting, and managerial personnel. Even in light of the current economic downturn, competition for personnel of the highest caliber is intense in the software and consulting industries. The loss of a significant group of key personnel would adversely affect Novell’s performance. The failure to successfully promote and hire suitable replacements in a timely manner could have a material adverse effect on Novell’s business.

If We Are Not Successful in Developing a Strong Business with Our exteNd Products and Services, Our Revenues Will Not Grow at the Rates We Have Projected

      One key element of Novell’s strategy is to be a leading force in the development of solutions that make the process of developing open-standards, Web-based applications fast, simple, and cost effective. Novell’s exteNd solution set leverages the power of standards such as Java and XML to unify relevant information and services while enabling customers to leverage prior technology investments and help them rapidly deliver Web-based applications that are scalable, reliable and secure. The acquisition of SilverStream helped further Novell’s development of secure Web services products and enhanced its Net business solutions product offerings. Novell’s ability to achieve success with its exteNd products and services is dependent on a number of factors including, but not limited to, the following: the growth of the Web-based applications industry; the acceptance of the exteNd solution set by clients; development of key exteNd product solutions and upgrades; and the acceptance of those products by large industry partners and major accounts. If we are unable to grow the exteNd products and services to become a major component of our business, our long-term growth will be negatively impacted.

34	Novell annual report 2002

If We Are Unable to Unify Our Diverse Cultures, the Benefits of Our Solutions Strategy May Not Be Fully Realized

      We have a talented, energetic, and exciting group of employees. As a result of our recent acquisitions, a number of these employees come from diverse corporate cultural backgrounds. We are in the process of a culture initiative to bring our whole company together towards a new common culture that revolves around our solutions offerings. If we are not successful in forging a new, vibrant culture with unified goals and a common vision that is solutions-based, employee energies may be diverted or diluted and we may not achieve the full benefits of our solutions strategy.

Our Existing Product Revenue May Deteriorate More Rapidly Than Any Increase in Sales of Our New Products

      Novell has several existing products, which it has been selling and upgrading for many years. Sales of these existing products are declining at a faster rate than Novell is able to increase sales of new products or technologies. Overall, the products segment revenues declined by $53 million in fiscal 2002, primarily due to a decrease in revenues from Net Management Services products of $80 million, and only partially offset by an increase in revenues from Net Directory Services products of $28 million. If we are unsuccessful in increasing sales of new products or technologies, particularly in our exteNd solution set and Net Directory Services product line, our long-term growth will be negatively impacted.

If We Do Not Generate New Customers, Our Ability to Grow Our Business Will Be Negatively Impacted

      A significant percentage of our revenue is generated from existing customers. In order to achieve our growth objectives, we must accelerate the rate at which we generate new business. We have initiated several new sales and marketing initiatives in order to accomplish this goal. If those initiatives are not successful, our ability to cultivate new customers may be adversely affected.

We Have Experienced Delays in the Introduction and Acceptance of New Products Due to Various Factors

      As is common in the computer software industry, Novell has in the past experienced delays in the introduction of new products due to a number of factors, including the complexity of software products, the need for extensive testing of software to ensure compatibility of new releases with a wide variety of application software and hardware devices, and the need to “debug” products prior to extensive distribution. Significant delays in developing, completing, or shipping new or enhanced products would adversely affect Novell.

      Moreover, Novell may experience delays in market acceptance of new releases of its products as Novell engages in marketing and education of the user base regarding the advantages of and system requirements for new products and as customers evaluate the advantages and disadvantages of upgrading. Novell has encountered these issues on each major new release of its products, and expects that it will encounter such issues in the future. Novell’s ability to achieve desired levels of revenue growth depends at least in part on the successful completion, introduction and sale of new versions of its products. There can be no assurance that Novell will be able to respond effectively to technological changes or new product announcements by others, or that Novell’s research and development efforts will be successful. Should Novell experience material delays or revenue shortfalls with respect to new product releases, Novell’s revenue and net income could be adversely affected.

If Third Parties Claim that We Infringed Upon Their Intellectual Property, Our Ability to Use Some Technologies and Products Could Be Limited and We May Incur Significant Costs to Resolve These Claims

      Litigation regarding intellectual property rights is common in the Internet and software industries. Novell has in the past received letters or been the subject of claims suggesting that it is infringing upon the

Novell annual report 2002	35

intellectual rights of others. For example, in May 2002 a suit was filed by France Telecom SA and U.S. Philips Corporation against Novell alleging infringement and seeking unspecified damages and an injunction. In addition, Novell has faced and expects to continue to face from time to time disputes over rights and obligations concerning intellectual property. Novell expects third-party infringement claims involving Internet technologies and software products and services to increase because it has become more common for such agencies to be able to find attorneys who are willing to represent them or their clients on a contingency basis. While Novell has no reason to think it would not have strong defenses to such claims, the cost and time of defending itself can be significant. In addition, Novell has agreed, and may agree in the future, to indemnify customers against claims that its products infringe upon the intellectual property rights of others. Novell could incur substantial costs in defending itself and its customers against infringement claims. If an infringement claim is successful, Novell and its customers may be required to obtain one or more licenses from third parties, and Novell may be obligated to pay or reimburse its customers for monetary damages. In such instances, Novell or its customers may not be able to obtain necessary licenses from third parties at a reasonable cost or at all, and may face delays in product shipment while developing or arranging for alternative technologies.

We May Not Be Able to Protect Our Confidential Information, Which May Adversely Affect Our Business

      Novell generally enters into contractual relationships with its employees that protect its confidential information. In the event that Novell’s trade secrets or other proprietary information are misappropriated, Novell’s business could be seriously harmed. In addition, Novell may not be able to timely detect unauthorized use of its intellectual property and take appropriate steps to enforce its rights. In the event Novell is unable to enforce these contractual obligations and its intellectual property rights, its business could be adversely affected.

We Face Increased Risks in Conducting a Global Business, Which May Damage Business Results

      Novell is a multi-national corporation with offices and subsidiaries around the world and, as such, it faces risks in doing business abroad that it does not face domestically. Certain aspects inherent in transacting business internationally could negatively impact the operating results of Novell, including:

•	costs and difficulties in staffing and managing international operations;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	difficulties in enforcing contractual and intellectual property rights;

•	longer payment cycles;

•	local political and economic conditions;

•	potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation”; and

•	fluctuations in currency exchange rates, which can affect demand and increase Novell’s costs.

Some of Our Short-term, Long-term, and Venture Capital Fund Investments Have Become Impaired and Additional Investments Could Become Impaired

      Novell’s investment portfolio includes investments in public equity securities, small capitalization stocks in the high-technology industry sector, private companies, and funds managed by venture capitalists. Many of these investments might become other than temporarily impaired. During its fiscal 2002 year, Novell recorded an impairment charge of $58 million related to some of the investments in its portfolio whose market value had experienced an other than temporary decline. As of October 31, 2002, Novell had net unrealized gains,

36	Novell annual report 2002

net of taxes, on investments totaling approximately $2 million; however, there can be no assurances that these gains will be realized and that losses will not occur. If the companies and funds in which Novell has invested suffer poor financial performance, or if the private companies in which Novell has invested are not successfully acquired or experience initial public offerings, the value of our investments will decrease.

Our Existing Relationships With Other Information Technology Services Organizations May Be Impaired and We Could Lose Business

      Novell maintains relationships with IT services organizations that recommend, design and implement solutions for their customers’ eBusiness that include Novell Net services products. At the same time, Novell’s service offerings compete with those of these same organizations. Although many companies in high technology industries co-exist in a similar state of competition, any of these organizations could decide at any time to not continue to do business with us or to recommend our products. A change in the willingness of these information technology service organizations to do business with Novell could adversely affect our business.

Our Business May Be Negatively Affected if We Do Not Continue to Adapt to Rapid Technological Change, Evolving Business Practices and Changing Consumer Requirements

      The software industry and Internet professional services market is characterized by rapidly changing technology, evolving business practices and changing client needs. Accordingly, Novell’s future success will depend in part on its ability to continue to adapt and meet these challenges. Among the most important challenges facing Novell are the need to continue to:

•	effectively identify and use leading technologies;

•	develop strategic and technical expertise;

•	influence and respond to emerging industry standards and other technology changes and to orient management teams to capitalize on these changes;

•	recruit and retain qualified project personnel;

•	enhance current services;

•	develop new services that meet changing customer needs; and

•	effectively advertise and market Net business solutions.

Our Consulting Services Contracts Contain Pricing Risks and, If Our Estimates Prove Inaccurate, We Could Lose Money

      Novell’s IT consulting business derives a portion of its revenue from fixed-price, fixed-time contracts. Because of the complex nature of the services provided, it is sometimes difficult to accurately estimate the cost, scope, and duration of particular client engagements. If we do not accurately estimate the resources required for a project, do not accurately assess the scope of work associated with a project, do not manage the project properly, or do not satisfy our obligations in a manner consistent with the contract, then our costs to complete the project could increase substantially. Novell has occasionally had to commit unanticipated additional resources to complete projects, and it may have to take similar action in the future. Novell may not be compensated for these additional costs or the commitment of these additional resources. Additionally, Novell’s Celerant management consulting business derives revenues from projects priced on a contingency basis. If results are not met, or if a dispute arises, potentially large revenues may not be realized.

Novell annual report 2002	37

Our IT Consulting Clients Can Cancel or Reduce the Scope of Their Engagements With Us on Short Notice

      If Novell’s clients cancel or reduce the scope of an engagement with the IT Consulting business or the Celerant management consulting business, Novell may be unable to reassign its professionals to new engagements without delay. Personnel and related costs constitute a substantial portion of Novell’s operating expenses. Because these expenses are relatively fixed, and because Novell establishes the levels of these expenses well in advance of any particular quarter, cancellations or reductions in the scope of client engagements could result in the under-utilization of Novell’s professional services employees, causing significant reductions in operating results for a particular quarter.

Our Stock Price Will Fluctuate

      Novell’s future earnings and stock price could be subject to significant volatility, particularly on a quarterly basis. Due to analysts’ expectations of continued growth, any shortfall in anticipated earnings can be expected to have an immediate and significant adverse effect on the trading price of Novell’s common stock in any given period. Revenue fluctuations may also contribute to the volatility of the trading price of Novell common stock in any given period.

      In addition, the market prices for securities of software companies have been, and continues to be, very volatile. The market price of Novell common stock, in particular, has been subject to wide fluctuations in the past. As a result of the foregoing factors and other factors that may arise in the future, the market price of Novell’s common stock may be subject to significant fluctuations within a short period of time. These fluctuations may be due to factors specific to Novell, to changes in analysts’ earnings estimates, or to factors affecting the computer industry or the securities markets in general.

38	Novell annual report 2002

Item 7A.     Qualitative and Quantitative Disclosures About Market Risk

      The Company is exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and marketable equity security prices. To mitigate some of these risks, the Company utilizes currency forward contracts and currency options. The Company does not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at October 31, 2002.

Interest Rate Risk

      The primary objective of the Company’s short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. The strategy used by the Company to achieve this is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximately $0.7 million decrease (less than 0.5%) in the fair value of the Company’s available-for-sale securities.

Market Risk

      The Company also holds available-for-sale equity securities in its short-term investment portfolio. As of October 31, 2002, gross unrealized losses, before tax effect on the short-term public equity securities totaled $0.2 million. A reduction in prices of 10% of these short-term equity securities would result in approximately a $0.6 million decrease (less than 0.5%) in the fair value of the Company’s short-term investments.

      In addition, the Company invests in private equity securities, included in its long-term portfolio of investments, primarily for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the high-technology industry sector or venture capital funds. Because of the nature of these investments, the Company is exposed to equity price risks. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 10% adverse change in equity prices of long-term equity securities would result in an approximately $7 million decrease in the fair value of the Company’s available-for-sale long-term securities.

Foreign Currency Risk

      The Company uses derivatives to hedge those net assets and liabilities that, when remeasured or settled according to accounting principles generally accepted in the U.S., impact the condensed consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding losses and gains on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income and expense in the same period as when the gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the condensed consolidated statement of cash flows. The Company’s hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If the Company did not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $10 million. This number represents the exposure related to balance sheet remeasurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

      All of the potential changes noted above are based on sensitivity analyses performed on the Company’s financial position at October 31, 2002. Actual results may differ materially.

Novell annual report 2002	39

Item 8.     Financial Statements and Supplementary Data

Novell, Inc.

40	Novell annual report 2002

NOVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2002	2001	2000

	(Amounts in thousands, except per share data)
Net revenue:
Product	$833,706	$887,190	$1,109,603
Consulting	300,614	163,606	52,132

Total net revenue	1,134,320	1,050,796	1,161,735
Cost of revenue:
Product	162,168	191,389	268,049
Consulting	287,250	147,245	59,349

Total cost of revenue	449,418	338,634	327,398

Gross profit	684,902	712,162	834,337
Operating expenses:
Sales and marketing	358,742	443,828	495,245
Product development	169,247	191,709	228,002
General and administrative	122,588	117,261	94,780
Restructuring charges	19,100	80,177	47,892
Purchased in-process research and development	3,000	—	—
Long-lived asset impairments	80,350	—	—

Total operating expenses	753,027	832,975	865,919
Loss from operations	(68,125)	(120,813)	(31,582)
Other income (expense):
Investment income (loss)	(32,918)	(154,572)	109,390
Other, net	8,818	(1,381)	(7,136)

Other income (expense), net	(24,100)	(155,953)	102,254
Income (loss) before taxes	(92,225)	(276,766)	70,672
Income tax expense (benefit)	10,896	(14,944)	21,202

Income (loss) before accounting change	(103,121)	(261,822)	49,470
Cumulative effect of accounting change, net of taxes	(143,702)	(11,048)	—

Net income (loss)	$(246,823)	$(272,870)	$49,470

Weighted average shares outstanding:
Basic	363,569	332,582	326,621
Diluted	363,569	332,582	335,034
Net income (loss) per share, basic and diluted:
Before cumulative effect of accounting change	$(0.28)	$(0.79)	$0.15
Cumulative effect of accounting change, net of taxes	(0.40)	(0.03)	—

	$(0.68)	$(0.82)	$0.15

See notes to consolidated financial statements.

Novell annual report 2002	41

NOVELL, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31,	October 31,
	2002	2001

	(Amounts in thousands, except
	share and per share data)
Current assets:
Cash and short-term investments	$635,858	$705,243
Receivables, less allowances ($39,676 — 2002, $47,249 — 2001)	214,827	227,044
Inventories	137	947
Prepaid expenses	24,077	29,808
Deferred income taxes	21,204	34,595
Other current assets	23,435	29,729

Total current assets	919,538	1,027,366
Property, plant, and equipment, net	369,189	496,620
Long-term investments	73,452	114,971
Goodwill	179,534	187,795
Intangible assets	36,351	4,221
Other assets	87,001	73,033

Total assets	$1,665,065	$1,904,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,241	$77,571
Accrued compensation	87,778	87,382
Accrued marketing liabilities	10,158	13,672
Other accrued liabilities	124,692	150,842
Income taxes payable	36,294	38,175
Deferred revenue	275,344	243,261

Total current liabilities	591,507	610,903
Minority interests	8,016	22,436
Stockholders’ equity:
Preferred stock, par value $.10 per share
Authorized — 500,000 shares;
Issued — 0 shares	—	—
Common stock, par value $.10 per share
Authorized — 600,000,000 shares;
Issued — 367,537,926 shares — 2002; 362,341,403 shares — 2001	36,753	36,234
Additional paid-in capital	297,139	256,332
Retained earnings	738,663	985,486
Accumulated other comprehensive income	57	2,455
Other	(7,070)	(9,840)

Total stockholders’ equity	1,065,542	1,270,667

Total liabilities and stockholders’ equity	$1,665,065	$1,904,006

See notes to consolidated financial statements.

42	Novell annual report 2002

NOVELL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock	Paid-In	Retained	Comprehensive
	No. of Shares	Amount	Capital	Earnings	Income (Loss)	Other	Total

	(Amounts in thousands, except for share data)
Balance — October 31, 1999	326,594	$32,659	$—	$1,432,624	$35,189	$(8,231)	$1,492,241

Stock issued from stock plans	12,997	1,300	119,469	—	—	(29,848)	90,921
Stock plans’ income tax benefits	—	—	22,918	—	—	—	22,918
Stock issued for acquisitions	645	65	17,301	—	—	—	17,366
Shares cancelled	(265)	(27)	(4,690)	—	—	2,156	(2,561)
Shares repurchased and retired	(12,353)	(1,235)	(154,998)	(162,241)	—	—	(318,474)
Amortization of unearned stock compensation	—	—	—	—	—	12,820	12,820
Change in unrealized gain on investments	—	—	—	—	(118,956)	—	(118,956)
Cumulative translation adjustment	—	—	—	—	(660)	—	(660)
Net income	—	—	—	49,470	—	—	49,470

Comprehensive loss	—	—	—	—	—	—	(70,146)

Balance — October 31, 2000	327,618	32,762	—	1,319,853	(84,427)	(23,103)	1,245,085

Stock issued from stock plans	6,095	608	28,660	—	—	(12,380)	16,888
Stock issued for acquisitions	42,416	4,242	246,323	—	—	—	250,565
Shares cancelled	(1,240)	(124)	(9,517)	—	—	3,981	(5,660)
Shares repurchased and retired	(12,548)	(1,254)	(9,134)	(61,497)	—	—	(71,885)
Amortization of unearned stock compensation	—	—	—	—	—	21,662	21,662
Change in unrealized loss on investments	—	—	—	—	86,226	—	86,226
Cumulative translation adjustment	—	—	—	—	656	—	656
Net loss	—	—	—	(272,870)	—	—	(272,870)

Comprehensive loss	—	—	—	—	—	—	(185,988)

Balance — October 31, 2001	362,341	36,234	256,332	985,486	2,455	(9,840)	1,270,667

Stock issued from stock plans	5,737	574	13,780	—	—	(1,254)	13,100
Stock options issued for acquisition	—	—	28,583	—	—	(4,826)	23,757
Shares cancelled	(540)	(55)	(1,556)	—	—	1,697	86
Amortization of unearned stock compensation	—	—	—	—	—	7,153	7,153
Change in unrealized gain on investments	—	—	—	—	(2,828)	—	(2,828)
Cumulative translation adjustment	—	—	—	—	430	—	430
Net loss	—	—	—	(246,823)	—	—	(246,823)

Comprehensive loss	—	—	—	—	—	—	(249,221)

Balance — October 31, 2002	367,538	$36,753	$297,139	$738,663	$57	$(7,070)	$1,065,542

See notes to consolidated financial statements.

Novell annual report 2002	43

NOVELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2002	2001	2000

	(Amounts in thousands)
Cash flows from operating activities
Net income (loss)	$(246,823)	$(272,870)	$49,470
Adjustments to reconcile net income (loss) to net cash provided by operating activities Depreciation and amortization	68,785	86,708	81,909
Gain on sale of fixed assets	(8,762)	—	—
Stock plans’ income tax benefits	—	—	22,918
Loss on impaired goodwill	143,702	—	—
Loss on impaired investments and fixed assets	137,922	215,472	—
Restructuring charges	16,426	67,646	22,635
Purchased in-process research and development	3,000	—	—
Decrease in receivables	18,599	47,682	87,838
Decrease in inventories	810	1,674	1,132
Decrease in prepaid expenses	7,580	317	21,618
(Increase) decrease in deferred income taxes	(14,035)	(18,691)	18,610
Decrease in other current assets	6,931	8,786	20,301
Increase in deferred revenue	32,083	33,683	30,013
(Decrease) increase in accounts payable	(23,386)	(25,335)	13
(Decrease) in accrued liabilities	(91,358)	(53,095)	(14,580)

Net cash provided by operating activities	51,474	91,977	341,877
Cash flows from financing activities
Issuance of common stock, net	13,186	11,228	88,360
Repurchases of common stock	—	(71,885)	(318,474)

Net cash provided (used) by financing activities	13,186	(60,657)	(230,114)
Cash flows from investing activities
Expenditures for property, plant, and equipment	(27,610)	(33,289)	(57,811)
Proceeds from the sale of property, plant, and equipment	16,050	—	53,579
Purchases of short-term investments	(549,008)	(752,833)	(839,645)
Maturities of short-term investments	262,974	639,507	644,655
Sales of short-term investments	477,313	114,047	348,519
Proceeds from investment by Volera minority stockholders	—	25,975	—
Cash acquired from acquisitions	108,286	72,358	—
Cash paid for acquisition of SilverStream	(211,261)	—	—
Cash paid for acquisition of Volera minority interest	(3,500)	—	—
Increase in restricted cash	—	—	(36,881)
Purchases of long-term investments	(26,143)	(36,461)	(206,272)
Other	14,299	(12,234)	(2,639)

Net cash provided (used) by investing activities	61,400	17,070	(96,495)
Total increase in cash and cash equivalents	126,060	48,390	15,268
Cash and cash equivalents — beginning of period	337,927	289,537	274,269

Cash and cash equivalents — end of period	463,987	337,927	289,537
Short-term investments — end of period	171,871	367,316	408,656

Cash and short-term investments — end of period	$635,858	$705,243	$698,193

Supplemental disclosures of non-cash financing and investing activities:
Issuance of stock for acquisitions	$—	$250,565	$17,366
Property, plant, and equipment acquired with restricted cash	$—	$223,027	$—

See notes to consolidated financial statements.

44	Novell annual report 2002

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

      Novell, Inc. has been a pioneer in the field of computer networking since its development and release of NetWare in the mid 1980s. As a result of the Company’s 20 years of expertise as a leader in the field of computer networking, we have over a thousand of the best networking engineers in the world. These engineers work closely with Novell’s highly-qualified consulting force to create world-class solutions. Novell is extraordinarily proud of its people, the skills they have and the dedication that they bring to the company. This is a tremendous strategic asset upon which Novell intends to continue to capitalize. Leveraging this expertise, Novell expects to become the leading company in providing secure Web services and secure identity management. Novell’s solutions leverage the Company’s network expertise and the Web to help to create a world without information boundaries.

      Today Novell provides Net business solutions designed to secure and power the networked world, helping organizations solve complex business challenges, simplify their systems and processes, and capture new opportunities. Net business solutions, include software applications and consulting services, developed using open Internet standards and our own eDirectory™ network infrastructure products, that support highly distributed network solutions and capitalize on the growth of the Internet. With both software and services offerings, Novell can determine how Net business solutions can be used by an organization and the requirements necessary to ensure proper security and access, which can then be turned into a Net solutions approach that helps the customer deliver the right information, to the right individual, at the right time, and on the right device.

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

      The following summarizes the significant accounting policies of the Company:

•	The Company considers all highly liquid debt instruments purchased with a term to maturity of three months or less to be cash equivalents. Short-term investments are widely diversified, consisting primarily of investment grade securities that either mature within the next 12 months or have other characteristics of short-term investments. These include:

•	Money market preferreds, included in short-term investments, have contractual maturities of less than 180 days.

•	Fixed income securities, which have contractual maturities ranging from zero to seven years. These securities are anticipated to be used for current operations and thus are classified as short-term investments, even though some maturities may extend beyond one year.

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

Novell annual report 2002	45

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Accounts receivable include amounts owed by geographically dispersed end users, distributors, resellers, and OEM customers. No collateral is required. Provisions are provided for sales returns, product exchanges, and bad debts. There were no customers with outstanding receivables balances greater than 10% in fiscal 2002 or 2001.

•	Property, plant, and equipment are carried at cost less accumulated depreciation and amortization. Property, plant and, equipment are reviewed periodically for indicators of impairment and assets are written down as appropriate. Depreciation and amortization expense related to plant and equipment totaled $58 million, $57 million, and $57 million, in fiscal 2002, 2001, and 2000, respectively. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets, or lease term, if shorter, and are as follows:

Asset classification

Useful Lives

Buildings	30 years
Furniture and equipment	2 – 7 years
Leasehold improvements and other	3 – 10 years
Intangible assets	3 years

•	Assets and liabilities of the Company’s wholly-owned subsidiaries, except its Japan, India, Cambridge international, and SilverStream international subsidiaries, are denominated in the local currency of the subsidiary and are remeasured into U.S. dollars (the functional currency) at year-end exchange rates, except for equipment and leasehold improvements, which are remeasured at the historical rates of exchange prevailing when acquired. Income and expense items are remeasured at average rates of exchange prevailing during the year, except that depreciation is remeasured at historical rates. Remeasurement gains and losses are included in net income (loss) in the period incurred and were not material for fiscal 2002, 2001, or 2000.

•	For the Company’s Japan, India, Cambridge international, and SilverStream international subsidiaries, the functional currency has been determined to be the local currency, and therefore assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in accumulated comprehensive income (loss).

•	Revenue from product sales, including software license fees, is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected.

Revenue on services, including maintenance contracts and support, is recognized as services are performed. Certain sales require continuing service, support, and performance by the Company, and accordingly a portion of the revenue is deferred until the future service, support, and performance are provided. Allowances for estimated sales returns and allowances are recorded in the same period as the related revenues.

46	Novell annual report 2002

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue recognized on multiple-element sales orders is allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, and training.

Consulting project contracts are either time-and-materials or fixed-price contracts. Revenue from consulting projects is recognized only if a signed contract exists, the fee is fixed or determinable, and collection of the resulting receivable is probable. Revenue from fixed price contracts is recognized using the percentage of completion method, using the estimated time-to-completion to measure the percent complete. The cumulative impact of any revision in estimates of the percent complete or recognition of losses on loss contracts is generally reflected in the period in which the changes or losses become known. To date, the Company has not recorded a significant adjustment caused by the failure to accurately estimate the costs, scope, or duration of a fixed-price contract. Revenue includes reimbursable expenses charged to clients.

•	Product development costs are expensed as incurred. Due to use of the working model approach, capitalized development costs have not been material.

•	Advertising costs are expensed as incurred. Advertising expenses totaled $20 million, $52 million, and $50 million, in fiscal 2002, 2001, and 2000, respectively.

•	Basic earnings (loss) per share exclude any dilutive effects of stock options, warrants, and convertible securities. Diluted earnings per share include the dilutive effects of stock options, warrants, and convertible securities. The effects of stock options have not been included in fiscals 2002 and 2001 diluted loss per share, as their effect would have been anti-dilutive.

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement eliminates the definition and requirements for recognition of exit costs in the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3, which defined the requirements for recognition of a liability at the date an entity commits to a restructuring plan. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted this statement in the fourth quarter of fiscal 2002.

      At the beginning of the second quarter of fiscal 2002, the Company adopted EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” EITF Issue No. 01-14 requires companies to account for reimbursements received for incurred out-of-pocket expenses as revenue and the related expenses as cost of revenue. EITF 01-14 also requires companies to reclassify prior period financial statements to conform to the current year presentation for comparative purposes. Previously these expenses were not included in the statement of operations. The adoption of EITF 01-14 did not have an impact on net earnings in any reported period. The Company restated the prior periods, thereby increasing revenue and cost of revenue sold by $11 million in fiscal 2001. Prior to fiscal 2001, reimbursed out-of-pocket expenses were immaterial and included in revenue and cost of revenue.

      Amounts reported in prior years may have been adjusted from what was previously reported to reflect certain reclassifications to conform to the current year’s presentation. None of these adjustments have affected net income for the prior periods.

Novell annual report 2002	47

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

B. Acquisitions

SilverStream Software, Inc.

      Pursuant to the terms of an Agreement and Plan of Merger, dated as of June 9, 2002 by and among Novell, Delaware Planet, Inc., a wholly owned subsidiary of Novell (“Delaware Planet”), and SilverStream, Delaware Planet commenced a cash tender offer on June 18, 2002 to acquire all of the outstanding shares of SilverStream common stock at a price of $9.00 per share. On July 17, 2002, Delaware Planet announced the completion of its cash tender offer, pursuant to which it purchased almost all of the outstanding shares of SilverStream common stock at a price of $9.00 per share. On July 19, 2002, Novell completed its acquisition of SilverStream by merging Delaware Planet into SilverStream.

      SilverStream provides software products that leverage the power of internet standards, such as Java and XML, to unify and repurpose existing applications and information by harnessing the value of customers’ prior technology investments and to help customers rapidly deliver secure Web-based applications that are scalable, reliable, and secure. The Company acquired SilverStream to further its development of Web services and to enhance its current Net business solutions.

      At the closing date of the merger, there were 23,473,205 shares of SilverStream common stock outstanding, resulting in a total cash acquisition price of $211 million. Direct transaction costs were estimated to be $4 million and the fair value of SilverStream stock options assumed, both vested and unvested, totaled $29 million.

      With respect to stock options assumed as a part of the merger, all SilverStream options, vested and unvested, were exchanged for Novell options with the same terms and vesting characteristics. The fair value of these options was included in the acquisition purchase price. The portion of the intrinsic value related to unvested options that will be earned over the remaining vesting period of those options has been deducted from the fair value of the unvested options and recorded as deferred compensation. This deferred compensation will be amortized over the remaining vesting period of approximately two years, in accordance with FASB Interpretation No. 44 (“FIN 44”). In total, options to purchase approximately 5 million shares of SilverStream common stock were converted into options to purchase approximately 15 million shares of Novell common stock using a conversion ratio of 3.0518.

      The fair value of the options was determined using the Black-Scholes model using the following assumptions:

•	Fair market value of the underlying shares was based on the average closing price of Novell’s common stock on June 10, 2002 and the three days prior to and subsequent to that date.

•	Expected life of 2-5 years.

•	Expected volatility of 80%.

•	Risk free interest rate of 5%.

•	Expected dividend rate of 0%.

48	Novell annual report 2002

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The value of the acquisition was preliminarily allocated as follows:

	Estimated
	Acquisition Cost	Asset Life (in years)

	(Amounts in
	thousands)
Adjusted net tangible assets acquired	$86,083	N/A
Deferred compensation	4,826	2 years
Intangible assets:
Purchased in-process research and development	3,000	expensed in fiscal 2002
Developed technology	19,800	3 years
Trademarks/trade names	2,200	indefinite life
Goodwill	127,935	N/A

	$243,844

      The allocation will be adjusted over the next three quarters as integration plans are finalized, as allowed by Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” There are no other outstanding contingencies that could affect the allocation.

      Goodwill from the acquisition resulted from the Company’s belief that the technology SilverStream had developed is valuable to the Company’s secure Web services product offerings. The Company also believes it was more beneficial to acquire such technology rather than develop it in-house. The goodwill from the SilverStream acquisition has been allocated to the Company’s product segment as the exteNd product suite will be included with the Net directory services group of products. In accordance with SFAS 142, the Company does not amortize goodwill or intangibles with indefinite lives resulting from this acquisition, and reviews these assets periodically for potential impairment issues. Goodwill is not deductible for tax purposes.

      Net tangible assets of SilverStream consisted mainly of cash and cash equivalents, accounts receivable, fixed assets, accounts payable, and other liabilities.

      The value of deferred compensation of approximately $5 million represents the intrinsic value of the unvested options assumed by Novell as determined under the guidance of FIN 44.

      The $3 million of in-process research and development pertains to replacement and enhancement technology that will be included in the next versions of the exteNd product suite, and is not currently technologically feasible, meaning it has not reached the working model stage, does not contain all of the major functions planned for the product, and is not ready for initial customer testing. Shortly before the acquisition, SilverStream released its latest version of each of its products in the exteNd suite, thus there was minimal in-process research and development at the acquisition date. In-process research and development was valued based on discounting forecasted cash flows directly from the related products. Completion of development of the future upgrades of these products is dependant upon the Company delivering its secure Web services products and successfully integrating SilverStream. The in-process research and development does not have any alternative future use and did not otherwise qualify for capitalization.

      Developed technology relates to SilverStream’s exteNd products that are currently shipping and can be combined with current Novell products and services. To determine the value of developed technology, the expected future cash flow attributable to the exteNd products was discounted taking into account risk associated with these assets relative to the in-process research and development. The analysis resulted in a valuation of approximately $20 million for developed technology, which had reached technological feasibility.

Novell annual report 2002	49

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The value of trademarks and trade names was determined based on assigning a royalty rate to the revenue streams that were expected from the products using the exteNd trade names. The royalty rate was determined based on trade name recognition, marketing support and contribution of the trade name’s value relative to the revenue drivers. The pre-tax royalty rates of 0.5 percent were applied to the product revenues and discounted to a present value, resulting in a valuation of approximately $2 million.

      The Company’s statement of operations includes SilverStream results for the period July 20, 2002 through October 31, 2002. The unaudited pro forma consolidated statement of operations data for fiscal years 2002 and 2001 set forth below gives effect to the acquisition of SilverStream as if it had occurred on November 1, 2000. The unaudited pro forma results for these periods include an adjustment to reflect amortization of intangibles recorded in conjunction with the acquisition and the adoption of SFAS 142 at the beginning of each of these periods.

	Fiscal Year Ended

	October 31,	October 31,
	2002	2001

	(Amounts in thousands,
	except per share data)
Revenue	$1,162,176	$1,135,072
Net income (loss) before accounting change	(189,909)	(326,538)
Net income (loss)	(333,645)	(337,620)
Earnings (loss) per share — basic and diluted	$(0.92)	$(1.02)

Cambridge Technology Partners

      On July 10, 2001, the stockholders of Cambridge approved the acquisition of Cambridge by Novell and beginning July 11, the Cambridge results of operations were included in Novell’s financial statements. The Company issued 0.668 shares of its common stock for each share of Cambridge common stock outstanding on July 10, 2001. The transaction was accounted for as a purchase, and the fair value of the consideration was approximately $261 million, of which $251 million related to the number of shares exchanged at a per share value of $5.907 (the average closing price of a share of Novell common stock for the seven trading day period beginning three days before the announcement date of the acquisition), and $10 million related to direct transaction costs. The value of the acquisition was allocated as follows:

(Amounts in thousands)
Cash	$72,358
Accounts receivable, net	61,825
Other current assets	86,699
Net fixed assets and other assets	77,751
Liabilities assumed	(218,050)
Goodwill	180,460

Total purchase consideration	$261,043

      Assumed liabilities includes approximately $109 million of estimated merger-related costs, including costs to exit certain activities of Cambridge. These costs included approximately $12 million to involuntarily terminate and relocate certain Cambridge employees, approximately $18 million to exit certain Cambridge facilities, approximately $77 million related to a valuation allowance on Cambridge deferred tax assets, and approximately $2 million for other related costs. Deferred tax assets are discussed in Note G.

50	Novell annual report 2002

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company did not amortize the goodwill associated with the Cambridge acquisition but does review goodwill periodically for potential impairment issues under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets.” Based on the Company’s initial analysis under SFAS No. 142, performed as of November 1, 2001, the Company recorded an impairment charge of $144 million related to goodwill acquired as a part of the Cambridge acquisitions. See Note F for further information regarding this charge.

      The unaudited pro forma consolidated statement of operations data for fiscals 2001 and 2000 set forth below gives effect to the acquisition of Cambridge as if it occurred on November 1, 1999. The unaudited pro forma results for this period includes an adjustment to reflect amortization of goodwill recorded in conjunction with the acquisition. The basic and diluted net loss per share amounts are computed using the weighted average number of shares of common stock outstanding after the issuance of the Company’s common stock to acquire the outstanding shares of Cambridge.

	Fiscal Year Ended

	October 31,	October 31,
	2001	2000

	(Amounts in thousands, except
	per share data)
Revenue	$1,340,982	$1,764,705
Net income (loss) before accounting change	(370,310)	(61,446)
Net income (loss)	(381,358)	(61,446)
Earnings (loss) per share — basic	$(1.04)	$(0.17)
Earnings (loss) per share — diluted	$(1.04)	$(0.16)

C.	Cash and Short-Term Investments

				Fair
				Market
	Cost at	Gross	Gross	Value at
	October 31,	Unrealized	Unrealized	October 31,
	2002	Gains	Losses	2002

	(Amounts in thousands)
Cash and cash equivalents:
Cash	$179,098	$—	$—	$179,098
Corporate debt	23,219	—	—	23,219
U.S. Government and Agency Securities	60,121	—	—	60,121
Money market funds	201,549	—	—	201,549

Total cash and cash equivalents	463,987	—	—	463,987
Short-term investments:
U.S. Government and Agency Securities	38,025	379	—	38,404
Corporate debt	125,245	2,534	(113)	127,666
Equity securities	5,982	368	(549)	5,801

Total short-term investments	169,252	3,281	(662)	171,871

Total cash and short-term investments	$633,239	$3,281	$(662)	$635,858

Novell annual report 2002	51

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Fair
				Market
	Cost at	Gross	Gross	Value at
	October 31,	Unrealized	Unrealized	October 31,
	2001	Gains	Losses	2001

	(Amounts in thousands)
Cash and cash equivalents:
Cash	$156,088	$—	$—	$156,088
Corporate debt	3,995	—	—	3,995
Money market funds	177,844	—	—	177,844

Total cash and cash equivalents	337,927	—	—	337,927
Short-term investments:
State and local government debt	151,459	5,074	—	156,533
Corporate debt	138,679	2,255	(9)	140,925
Money market preferreds	17,034	—	(34)	17,000
Mutual funds	41,014	—	—	41,014
Equity securities	12,336	538	(1,030)	11,844

Total short-term investments	360,522	7,867	(1,073)	367,316

Total cash and short-term investments	$698,449	$7,867	$(1,073)	$705,243

      The Company had net unrealized gains related to short-term investments, net of deferred taxes, of $2 million and $5 million at October 31, 2002 and 2001, respectively. The Company realized gains on the sales of securities of $8 million, $11 million, and $60 million, in fiscal 2002, 2001, and 2000, respectively, while realizing losses on sales of securities of $1 million, $2 million, and $2 million, during those same periods, respectively. In addition, during fiscal 2002 the Company recognized a $3 million loss on short-term investments due to other-than-temporary impairment.

D. Property, Plant, and Equipment

	October 31,	October 31,
	2002	2001

	(Amounts in thousands)
Buildings and land	$317,456	$406,902
Furniture and equipment	251,939	333,658
Leasehold improvements and other	95,108	97,628

Property, plant, and equipment at cost	664,503	838,188
Accumulated depreciation	(295,314)	(341,568)

Property, plant, and equipment, net	$369,189	$496,620

      In December 2001, the Company completed the sale of its 100,000 square foot office building in Herndon, Virginia for $16 million cash resulting in a net gain of approximately $9 million. Novell currently occupies approximately 20,000 square feet for sales offices and leases this space from the new owners of the building.

      At the beginning of fiscal 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. During the fourth quarter of fiscal 2002, the Company determined that there were indicators of impairment related to its facility in San Jose, California

52	Novell annual report 2002

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and a small building in Provo, Utah due to changes in the intended use of the facilities, as well as changes in local commercial real estate market conditions. The Company then performed an analysis of the property’s undiscounted future cash flows and determined that their estimated future cost recovery was lower than the net book value of the assets recorded by the Company. Based on the results of this analysis, the Company obtained independent appraisals to determine the fair values of these locations. Based on the independent appraisals, the Company recorded a non-cash impairment charge of $80 million in operating expenses on the statement of operations. Both of the impaired facilities are classified as held and used as the Company does not have immediate plans to sell them.

E. Long-Term Investments

      The primary components of long-term investments as of October 31, 2002 and 2001 were investments made through the Novell Venture account, Cambridge Technology Capital Fund I L.P. (“CTC I”), or directly by the Company for strategic direct investments in private long-term equity securities. Long-term investments are accounted for initially at cost and written down to fair market value when indicators of impairment are deemed to be other than temporary.

      Investments made through the Novell Venture account generally are in private companies, primarily small capitalization stocks in the high-technology industry sector. Within the Novell Venture account there are also investments in venture capital funds that are managed largely by external venture capitalists. Investments made through CTC I generally are in expansion-stage, private companies providing products and services within the technology industry. The values of the investments made through the Novell Venture account and CTC I are dependent on the financial performance, successful acquisition, and/or initial public offering of the investees.

      The Company routinely reviews its investments in private securities and venture funds for impairment. During fiscal 2002 and 2001, the Company recognized impairment losses on long-term investments totaling $54 million and $177 million, respectively. As of October 31, 2002 and 2001, there were no unrealized losses on public long-term equity securities.

      On December 21, 2001, Novell formed a venture capital fund, Novell Technology Capital Fund I, L.P. (the “Fund”), and related entities that include Novell Technology GPLP I, L.P. (“GPLP”), the general partner of the Fund. During the third quarter of fiscal 2002, Novell decided to dissolve the Fund largely due to the difficulty of raising funds in the current market conditions. Novell had committed to an aggregate investment of $15 million in the Fund and in GPLP, from which it was released. Mr. Messman, Chairman of the Board of Directors of Novell and Novell’s Chief Executive Officer and President, had committed to an investment in the Fund as a limited partner, from which he was released. Mr. Linsalata, Novell’s Senior Vice President, Planning, had committed to an investment in the Fund as a limited partner, and to a limited partnership investment in GPLP, from which he was released. Additionally, Mr. Linsalata would have been entitled to a portion of the amounts allocable to GPLP by the Fund. No amounts were distributed by the Fund or GPLP.

Novell annual report 2002	53

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

F. Goodwill and Other Intangible Assets

      The following is a summary of goodwill by reporting unit:

	October 31,	October 31,
	2002	2001

	(Amounts in thousands)
IT consulting-related goodwill	$—	$138,211
Celerant-related goodwill	42,500	42,500
Product-related goodwill	137,034	7,084

Total goodwill	$179,534	$187,795

      Total goodwill at October 31, 2002 includes $128 million from the SilverStream acquisition, which is included in the product reporting unit.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets,” and states that goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The provisions of SFAS No. 142 relating to the discontinuance of amortization of goodwill and indefinite lived intangible assets are effective for assets acquired after June 30, 2001, and for assets acquired prior to June 30, 2001, upon adoption of the statement. Novell elected to adopt this statement beginning in the first quarter of fiscal 2002, and discontinued amortization of goodwill acquired prior to July 1, 2001. The Company reviews goodwill and intangibles for impairment on a periodic basis.

      The following table shows what net income would have been had SFAS No. 142 been applied at the beginning of fiscal 2001:

	Fiscal Year Ended

	October 31, 2002	October 31, 2001

	(Amounts in thousands)
Loss before extraordinary item
As reported	$(103,121)	$(261,822)
Pro forma		$(258,894)
Net loss
As reported	$(246,823)	$(272,870)
Pro forma		$(269,942)
Basic and diluted loss per share:
As reported	$(0.68)	$(0.82)
Pro forma		$(0.81)

      SFAS No. 142 also requires companies to perform an impairment test within six months of adopting the statement. Steps required in the impairment test include: Step 1 — identifying reporting units, assigning assets and liabilities to the reporting units, assigning goodwill to reporting units, and determining if the fair value of each reporting unit is less than its carrying amount. If the fair value is below carrying value, Step 2 — determining the impairment amount — is performed. The Company completed this test during the second quarter of fiscal 2002. Through Step 1, the Company reviewed its three operating segments, product, consulting, and Volera, and determined its four reporting units; product, Volera, IT consulting, and Celerant

54	Novell annual report 2002

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management consulting. The Company’s consulting segment was broken down into two reporting units, IT consulting and Celerant management consulting, based on the reporting structure within the Company and the fact the units do not share the same customer base or offer similar services. Based on the present value of expected future cash flows and analysis of qualitative factors, the Company determined that the IT consulting unit had a fair value that was less than its carrying amount. Step 2 was then performed for this unit to determine the impairment amount, resulting in a transitional goodwill impairment loss of $144 million as of November 1, 2001, which was recorded as a cumulative effect of an accounting change in the Company’s Consolidated Statements of Operations. The decline in fair value of the IT consulting unit was primarily due to a softening in the consulting and technology markets as well as the global economy, causing a sharp decline in IT consulting revenue and profitability.

      In the fourth quarter of fiscal 2002, the Company performed its required annual goodwill impairment test under SFAS 142. This test was performed as of August 1, 2002 on goodwill related to the Celerant management consulting reporting unit and product reporting unit resulting from the SilverStream acquisition. To estimate the fair value of the Company’s reporting units, management made estimates and judgments about future cash flows based on assumptions that are consistent with the Company’s fiscal 2003 budget and long-range plans used to manage the business. The Company also considered its market capitalization as of August 1, 2002, the date of our testing. Based on the results of its Step 1 analysis, the Company determined that there was no goodwill impairment in any of its reporting units.

      The changes in the carrying amount of goodwill during fiscal 2002 are as follows:

				Celerant
				Management
	Product	Volera	IT Consulting	Consulting	Total

	(Amounts in thousands)
Balance as of November 1, 2001	$7,084	$—	$138,211	$42,500	$187,795
Adjustments to purchase price	—	—	5,491	—	5,491
Acquisitions during the year	129,950	—	—	—	129,950
Impairment of goodwill	—	—	(143,702)	—	(143,702)

Balance as of October 31, 2002	$137,034	$—	$—	$42,500	$179,534

      Goodwill from acquisitions pertains to the SilverStream acquisition ($128 million) and an acquisition of a small product-related start-up company in the first quarter of fiscal 2002 ($2 million).

      Changes to the estimates used in the Step 1 analysis, including estimated future cash flows, could cause one or more of the reporting units to be valued differently in future periods. Future analysis could possibly result in a non-cash goodwill impairment charge of up to $180 million, depending on the estimated value of the segments and the value of the net assets attributable to those reporting units at that time.

      The following is a summary of intangible assets:

	October 31,	October 31,
	2002	2001

	(Amounts in thousands)
Developed technology	$32,769	$4,221
Trade names	3,582	—

Total intangible assets	$36,351	$4,221

Novell annual report 2002	55

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Developed technology relates primarily to technology acquired as a part of the acquisition of SilverStream’s exteNd product line of shipping products. Also included are several other small product-related acquisitions. Developed technology is amortized over three years. Trade names relate to the SilverStream individual product names, which Novell continues to use. This asset has an indefinite life and therefore is not amortized but will be reviewed for impairment at least annually. Intangible assets are shown net of accumulated amortization of $6 million in fiscal 2002 and $2 million in fiscal 2001. Amortization of intangibles is estimated to be approximately $13 million in fiscal 2003, $12 million in fiscal 2004, and $8 million in 2005.

      SFAS No. 109, “Accounting for Income Taxes,” requires that a deferred tax liability be established for identifiable intangible assets. FAS 109 also prohibits the recognition of a deferred tax liability for non-deductible goodwill.

G. Income Taxes

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2002	2001	2000

	(Amounts in thousands)
Income tax expense (benefit):
Current:
Federal	$—	$—	$8,512
State	1,488	555	2,682
Foreign	19,625	16,851	16,452

Total current income tax expense	21,113	17,406	27,646
Deferred:
Federal	(14,696)	(35,475)	(8,267)
State	(5,093)	(4,412)	887
Foreign	9,572	7,537	936

Total deferred income tax benefit	(10,217)	(32,350)	(6,444)

Total income tax expense (benefit)	$10,896	$(14,944)	$21,202

56	Novell annual report 2002

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Differences between the U.S. statutory and effective tax rates are as follows:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2002	2001	2000

U.S. statutory rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal tax effect	(2.5)	(0.9)	3.3
Research and development tax credits	(4.2)	(1.9)	(9.3)
Tax exempt income	(0.9)	(1.2)	(6.4)
Foreign income taxed at different rates than U.S. statutory rate	(8.0)	—	(2.8)
Foreign losses not deductible in the U.S.	5.9	2.1	—
Non-deductible goodwill	—	—	5.6
Valuation allowance on foreign tax credits	33.3	4.8	—
Valuation allowance on net operating losses	—	—	2.0
Valuation allowance on asset impairments	19.8	26.0	—
Other, net	3.4	0.7	2.6

Effective tax (benefit) rate	11.8%	(5.4)%	30.0%

      Domestic and foreign components of income (loss) before taxes are as follows:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2002	2001	2000

	(Amounts in thousands)
Domestic	$(168,341)	$(309,864)	$24,070
Foreign	76,116	33,098	46,602

Total income (loss) before taxes	$(92,225)	$(276,766)	$70,672

Cash paid for income taxes	$20,514	$13,710	$32,105

Novell annual report 2002	57

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of deferred tax assets at October 31, 2002 and 2001 are as follows:

	October 31,	October 31,
	2002	2001

	(Amounts in thousands)
Deferred income taxes:
Deferred tax assets:
Accruals	$25,692	$41,229
Capital loss carryforward	39,538	27,955
Credit carryforwards	121,065	107,863
Depreciation	11,815	—
Net operating loss carryforwards	179,033	112,189
Intangibles from acquisitions	—	8,836
Investment impairments	46,105	32,933
Receivable valuation accounts	15,973	19,882
Unrealized loss on investments	44,269	42,930
Other individually immaterial items	1,392	3,239

Gross deferred tax assets	484,882	397,056
Valuation allowance	(346,032)	(247,759)

Total deferred tax assets	138,850	149,297
Deferred tax liabilities:
Depreciation	—	(14,177)
Foreign earnings	(39,302)	(41,147)
Intangibles from acquisitions	(4,021)	—

Total deferred tax liabilities	(43,323)	(55,324)

Net deferred tax assets	$95,527	$93,973

      Realization of the Company’s net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain a benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

      As of October 31, 2002, the Company has U.S. net operating loss carryforwards for federal tax purposes of approximately $289 million that will expire in 2020, 2021, and 2022. These amounts do not include an additional $230 million net operating losses from acquired companies that will expire in years 2010 through 2021. Subject to certain annual limitations and increases in taxable income, these losses will be utilized to offset future taxable income. The Company has $102 million in capital loss carryforwards, which expire in 2006 and 2007. In addition, the Company has approximately $22 million of foreign loss carryforwards, of which $10 million, $1 million, $7 million, and $2 million are subject to expire in 2003, 2004, 2006, and 2007, respectively. The remaining losses do not expire. The Company has foreign tax credit carryforwards of $35 million that expire between 2003 and 2007, and general business credits carryforwards of $77 million that expire between 2018 and 2022. The remaining credits do not expire.

58	Novell annual report 2002

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has provided valuation allowances on certain of its deferred tax assets. The valuation allowance on deferred tax assets increased by $98 million during 2002. Of this, $52 million related to deferred tax assets from the SilverStream acquisition. This acquired deferred tax asset is subject to limitation under the change of ownership rules of the Internal Revenue Code, and was fully valued.

      As of October 31, 2002, deferred tax assets of approximately $40 million pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. In addition, deferred tax assets of approximately $44 million pertain to unrealized losses on investments. A valuation allowance was provided for these amounts. When recognized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders’ equity. Deferred tax assets of $129 million relate to acquired entities. These acquired deferred tax assets are subject to limitation under the change of ownership rules of the Internal Revenue Code and have been fully valued. Any future benefit relating to these deferred tax assets will, first reduce goodwill relating to the acquisition; second reduce other non-current intangible assets relating to the acquisition and third reduce income tax expense.

      Unremitted earnings of certain foreign subsidiaries in the amount of $15 million is considered by the Company to be permanently invested outside the U.S. and, accordingly, U.S. income taxes have not been provided on this amount.

H. Restructuring Charges

      During the second quarter of fiscal 2002, the Company recorded a pre-tax restructuring charge of approximately $20 million. The charge was a result of the Company’s continued move towards its business strategy of improving the Company’s status as a net business solutions provider, addressing changes in the market due to technology changes, and becoming more customer focused. Specific actions taken included reducing the Company’s workforce worldwide by approximately 50 employees (less than 1%), consolidating facilities, closing offices in unprofitable locations, and disposing of excess property and equipment. The following table summarizes the activity during fiscal 2002 related to the second quarter fiscal 2002 restructuring.

	Total			Balance at
	Restructuring	Cash	Non-Cash	October 31,
	Charge	Payments	Charges	2002

	(Amounts in thousands)
Severance and benefits	$14,748	$(9,172)	$(1,318)	$4,258
Excess facilities and property and equipment	5,146	(925)	—	4,221
Other restructuring-related costs	492	(42)	(150)	300

	$20,386	$(10,139)	$(1,468)	$8,779

      As of October 31, 2002, the remaining balance of the second quarter 2002 restructuring charge included accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period, and redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

      During the second quarter of fiscal 2002, the Company also released approximately $1.3 million of excess accruals related to a fiscal 2000 restructuring, which reduced the restructuring costs reflected on the statement of operations for the nine months ended July 31, 2002. These excess accruals relate to facilities and legal costs that were not required.

Novell annual report 2002	59

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At the end of the fourth quarter of fiscal 2001, the Company recorded $51 million of pre-tax restructuring charges resulting from changes in general market conditions, changing customer demands, and the Company’s evolution of its business strategy, all of which required the Company to restructure its operations. This business strategy focuses on Net business solutions designed to secure and power the networked world across leading operating systems. The execution of this strategy included refining the Company’s consulting initiatives, refocusing research and development efforts, defining sales and marketing efforts to be more customer and solutions oriented, and adjusting the overall cost structure given current revenue levels and the Company’s direction.

      Specific actions included reducing the Company’s workforce worldwide by approximately 1,100 employees (approximately 16%), consolidating excess facilities and disposing of excess property and equipment, terminating a management consulting contract that no longer fit with the Company’s strategic focus, and abandoning and writing off technologies that no longer fit within the Company’s new strategy. The Company also realigned its remaining resources to better manage and control its business.

      The following table summarizes the costs and activities during fiscal 2002 related to the fourth quarter 2001 restructuring.

	Balance at		Non-Cash	Balance at
	October 31,	Cash	Charges/	October 31,
	2001	Payments	Adjustments	2002

	(Amounts in thousands)
Severance and benefits	$32,793	$(27,676)	$(4,000)	$1,117
Excess facilities and property and equipment	10,896	(8,215)	1,970	4,651
Other restructuring-related costs	911	(287)	—	624

	$44,600	$(36,178)	$(2,030)	$6,392

      As of October 31, 2002, the remaining balance of the fourth quarter 2001 restructuring charge included accrued liabilities largely related to severance and benefits, which will be paid out during fiscal 2003, and redundant facilities costs, which will be paid over the respective remaining lease terms.

      During the third quarter of fiscal 2001, the Company recorded a restructuring charge of approximately $30 million, pre-tax, as a result of the Company’s acquisition of Cambridge and changes in the Company’s business to move towards a Net business solutions strategy.

60	Novell annual report 2002

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Specific actions included reducing the Company’s workforce worldwide by approximately 280 employees (approximately 5% before the addition of Cambridge) across all functional areas, consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within the integrated Company’s new strategy, and discontinuing unprofitable product lines. The following table summarizes the activity during fiscal 2002 related to the third quarter 2001 restructuring costs.

	Balance at			Balance at
	October 31,	Cash	Non-Cash	October 31,
	2001	Payments	Charges	2002

	(Amounts in thousands)
Severance and benefits	$3,377	$(3,377)	$—	$—
Abandoned technology	211	(211)	—	—
Excess facilities and property and equipment	9,736	(5,847)	—	3,889
Exit unprofitable product lines	486	(486)	—	—
Other restructuring-related costs	527	(390)	—	137

	$14,337	$(10,311)	$—	$4,026

      As of October 31, 2002, the remaining balance of the third quarter 2001 restructuring charge included accrued liabilities largely related to excess facilities costs, which will be paid over the respective remaining lease terms.

I. Line of Credit

      The Company currently has a $10 million unsecured revolving bank line of credit. The line of credit expires on March 3, 2003. The line can be used for either letter of credit or working capital purposes and is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect the Company’s operations. At October 31, 2002, there were standby letters of credit of $7 million outstanding under this agreement.

      In addition, at October 31, 2002, the Company had outstanding letters of credit totaling $3 million, primarily related to lease guarantees, which have largely been collateralized.

J. Commitments and Contingencies

      The Board of Directors has established the Novell Venture account within Novell’s investment portfolio for the purpose of making investments in private companies, mainly small capitalization stocks in the high-technology industry sector, and in funds managed by venture capitalists for the promotion of the Company’s business and strategic objectives. As of October 31, 2002, the Company had a balance of $49 million related to investments in various venture capital funds and had commitments to contribute an additional $72 million to these funds, of which approximately $20 million will be contributed in fiscal 2003, approximately $20 million in 2004 and approximately $16 million in fiscal 2005, as requested by the fund managers. Novell, through its acquisition of Cambridge, also owns both limited and general partnership interests in the Cambridge Technology Capital Fund I (“CTC I”) of approximately 24%. As of October 31, 2002, the Company had an investment balance of $0.6 million in CTC I and had commitments to contribute an additional $300,000 through 2007.

      As of October 31, 2002, the Company has various operating leases related to the Company’s facilities with remaining terms of more than one year. These leases have minimum annual lease commitments of $30 million in fiscal 2003, $27 million in fiscal 2004, $22 million in fiscal 2005, $16 million in fiscal 2006,

Novell annual report 2002	61

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$13 million in fiscal 2007, and $39 million thereafter. Furthermore, the Company has $62 million of minimum rentals to be received in the future from subleases.

      Rent expense for operating and month-to-month leases was $29 million, $35 million, and $34 million in fiscal 2002, 2001, and 2000, respectively.

      In May 2002, France Telecom SA and U.S. Philips Corporation, alleged co-owners of a U.S. patent, filed suit in the U.S. District Court, District of Delaware, against Novell. The plaintiffs allege that Novell’s NetWare client software infringes the patent. In the suit, the plaintiffs seek unspecified monetary damages and an injunction prohibiting infringement of the patent. Novell intends to vigorously defend itself in this suit. This litigation is in its early stages. Although there can be no assurance as to the ultimate disposition of the suit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

      SilverStream and several of its former officers and directors, as well as the underwriters who handled SilverStream’s two public offerings, are named as defendants in several class action complaints that have been filed on behalf of certain of former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of these issuers, including SilverStream’s. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court. A Consolidated Amended Complaint with respect to all of these complaints was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. All issuers, including SilverStream, filed a Motion to Dismiss on July 15, 2002. Novell believes that SilverStream and its former officers and directors have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

      In February 1998, a suit was filed in the U.S. District Court, District of Utah, against Novell and certain of its officers and directors, alleging violation of federal securities laws by concealing the true nature of Novell’s financial condition and seeking unspecified damages. The lawsuit was brought as a purported class action on behalf of purchasers of Novell common stock from November 1, 1996 through April 22, 1997. After a first dismissal of the suit on November 3, 2000 and a subsequent amendment to the complaint filed on February 20, 2001, the US District Court Judge dismissed the amended complaint with prejudice for failure to state a claim. The Order of Dismissal was entered on April 16, 2002 and the plaintiffs have filed a Notice of Appeal to the Tenth Circuit Court of Appeals. Novell intends to vigorously defend the upholding of the U.S. District Court’s ruling. While there can be no assurance as to the ultimate disposition of the lawsuit, Novell does not believe that the resolution of this litigation will have a material adverse effect on its financial position, results of operations, or cash flows.

      The Company is a party to a number of additional legal claims arising in the ordinary course of its business. The Company believes that the ultimate resolution of these claims will not have a material adverse effect on its financial position, results of operations, or cash flows.

62	Novell annual report 2002

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K. Stockholders’ Equity

      In December 1988, the Board of Directors adopted a Preferred Shares Rights Agreement. This plan was most recently amended in September 1999 and expires on November 21, 2006. The plan provides for a dividend of rights, which cannot be exercised until certain events occur, to purchase shares of preferred stock of the Company. Each stockholder of record has one right for each share of common stock owned. This plan was adopted to ensure that all stockholders of the Company receive fair value for their common stock in the event a third party proposes to acquire Novell and to guard against coercive tactics to gain control of the Company without offering fair value to the Company’s stockholders.

      The Company has 500,000 authorized shares of preferred stock with a par value of $0.10 per share, none of which were outstanding at October 31, 2002 or October 31, 2001.

      In June 2000, the Board of Directors authorized a stock repurchase program. During the fourth quarter of 2001, the Board of Directors extended the stock repurchase program through June 30, 2003 and authorized the use of up to $500 million for the repurchase of additional outstanding shares of the Company’s common stock. As of October 31, 2002, $89 million had been spent to repurchase 14 million shares under this plan at an average price of $6.19 per share. There were no shares repurchased in fiscal 2002.

Stock Option Plans

      The Company currently has five broad-based stock option plans with options available for grant to employees and consultants, and one stock option plan with options available for grant to members of the Board of Directors. Novell typically grants nonstatutory options at fair market value. In addition, the Company grants restricted stock purchase rights to upper management. During fiscal 2000, restricted stock purchase rights were also used to retain key employees. Prior to 2002, Novell granted options to virtually all employees at their time of hire. Novell’s current practice is to grant options to mid-management and above at time of hire. Novell also maintains an on-going annual grant program under which all employees are eligible for consideration for additional grants. These plans are discussed in more details below.

The 2000 Stock Plan and the 1991 Stock Plan

      The 2000 Stock Plan (the “2000 Plan”), with an aggregate of 16 million shares of common stock reserved for issuance, provides for the grant of incentive stock options, nonstatutory stock options, restricted stock purchase rights and common stock equivalents and was approved by stockholders in April 2000. A total of 5,329,139 shares of common stock remain available for issuance pursuant to the 2000 Plan. The 1991 Stock Plan (the “1991 Plan”), with an aggregate of 80,278,305 shares of common stock reserved for issuance, provides for the grant of incentive stock options, nonqualified stock options, restricted stock purchase rights, stock appreciation rights and long-term performance awards and was most recently approved by the stockholders in March 1994. A total of 10,902,582 shares of common stock remain available for issuance pursuant to the 1991 Plan. Under both plans, options are granted at the fair market value of Novell’s common stock at the date of grant, generally vest over 48 months (although options have been granted that vest over 30, 36 or 42 months), are exercisable upon vesting and expire either eight or ten years from the date of grant. Under both plans, restricted stock purchase rights have been granted providing for the sale of Novell common stock to upper management and certain key employees at a purchase price of $.10 per share. Shares of restricted common stock are subject to repurchase by Novell until they have vested. Grants of restricted stock generally vest over a three year period, although some restricted stock grants made during fiscal 2000 and 2001 became fully vested in either 9 or 12 months from grant date. There were 1,104,108 shares of outstanding restricted common stock that remained unvested and subject to repurchase at the Company’s fiscal year end.

Novell annual report 2002	63

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the 2000 Plan, common stock equivalents (“CSE’s”) may be issued to non-employee members of Novell’s Board of Directors, who elect to have all or a portion of their annual board retainers deferred through the purchase of CSE’s. The purchase price for CSE’s is equal to the fair market value of Novell’s common stock on the date of purchase. Participating board members make a designation at the time of their election to defer and specify the future date such common stock equivalents will be converted into shares of Novell common stock.

The 2000 Nonqualified Stock Option Plan

      The 2000 Nonqualified Stock Option Plan (the “2000 NQ Plan”), with an aggregate of 26 million shares of common stock reserved for issuance, provides for the grant of nonstatutory stock options. A total of 14,262,205 shares of common stock remain available for issuance pursuant to the 2000 NQ Plan. Under the 2000 NQ Plan, nonstatutory options are granted at the fair market value of Novell’s common stock at the date of grant, generally vest over 48 months (although options have been granted that vest over 30, 36 or 42 months), are exercisable upon vesting and expire either eight or ten years from the date of grant.

The Novell/ SilverStream 1997 Stock Option Plan

      The Novell/ SilverStream 1997 Stock Option Plan (the “SilverStream 1997 Plan”), with an aggregate of 20,621,671 shares of common stock reserved for issuance, provides for the grant of incentive stock options and nonstatutory stock options, was most recently approved by the stockholders of Silverstream in May of 2002, and was assumed by Novell in July 2002 in connection with the acquisition of SilverStream. A total of 9,471,020 shares of common stock remains available for issuance pursuant to the SilverStream 1997 Plan. Under the SilverStream 1997 Plan, options are granted at the fair market value of Novell’s common stock at the date of grant. Options that had been granted prior to Novell’s acquisition of SilverStream were granted at the fair market value of SilverStream’s common stock at the date of grant and were converted to options to acquire Novell common stock based on the terms of the acquisition. Options generally vest over 48 months (although options had been granted before Novell’s acquisition of SilverStream that vest over 42 or 60 months), are exercisable upon vesting, and expire eight or ten years from date of grant.

The Novell/ SilverStream 2001 Stock Option Plan

      The Novell/ SilverStream 2001 Stock Option Plan (the “SilverStream 2001 Plan”), with an aggregate of 2,426,484 shares of common stock reserved for issuance, provides for the grant of nonstatutory stock options and was assumed by Novell in July 2002 in connection with the acquisition of SilverStream. A total of 269,580 shares of common stock remain available for issuance pursuant to the SilverStream 2001 Plan. Under the SilverStream 2001 Plan, options are granted at the fair market value of Novell’s common stock at the date of grant. Options that had been granted prior to Novell’s acquisition of SilverStream were granted at the fair market value of SilverStream’s common stock at the date of grant and were converted to options to acquire Novell common stock based on the terms of the acquisition. Options generally vest over 48 months (although options had been granted before Novell’s acquisition of SilverStream that vest over 42 months), are exercisable upon vesting and expire eight or ten years from date of grant.

The Stock Option Plan for Non-Employee Directors

      The Stock Option Plan for Non-Employee Directors (the “Director Plan”), with an aggregate of 1,500,000 shares of common stock reserved for issuance, provides for two types of non-discretionary stock option grants to non-employee members of Novell’s Board of Directors: an initial grant of 30,000 options at

64	Novell annual report 2002

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the time a director is first elected or appointed to the Board, with options vesting over four years and exercisable upon vesting; and an annual grant of 15,000 options upon reelection to the Board, with options vesting over two years and exercisable upon vesting. Under the Director Plan, options are granted at the fair market value of Novell’s common stock at the date of grant. The Director Plan was approved by the stockholders in April 1996. A total of 645,000 shares of common stock remain available for issuance pursuant to the Director Plan. Options expire ten years from the date of grant.

Additional Stock Option Plans

      The Novell 1986 Stock Option Plan, the Novell 1997 Stock Plan and miscellaneous plans assumed due to acquisitions (including two additional SilverStream plans not mentioned above that were also assumed in connection with the SilverStream acquisition) have terminated, and no further options may be granted under these plans. Options previously granted under these plans that have not yet expired or otherwise become unexercisable continue to be administered under such plans, and any portions that expire or become unexercisable for any reason shall be cancelled and be unavailable for future issuance.

      A summary of the status of the Company’s stock option plans as of October 31, 2002, 2001 and 2000 and changes during the years ended on those dates is presented below.

	Fiscal 2002		Fiscal 2001		Fiscal 2000

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

	(Number of options in thousands)
Outstanding at beginning of year	74,510	$8.79	67,108	$15.38	55,277	$14.21
Granted:
Price at fair value	5,053	3.96	33,720	4.89	35,314	16.99
Price at greater than fair value	—	—	134	19.30	—	—
Price at less than fair value	400	.10	2,114	0.37	2,804	0.10
Assumed:
Price at greater than fair value	6,857	11.10	—	—	—	—
Price at less than fair value	8,163	1.11	—	—	—	—
Exercised	(1,369)	2.00	(2,718)	2.30	(11,453)	6.82
Cancelled:
Forfeited	(17,694)	9.70	(25,793)	20.91	(14,832)	18.62
Expired	(106)	23.92	(55)	6.99	(2)	20.88

Outstanding at end of year	75,814	$7.75	74,510	$8.79	67,108	$15.38

Options exercisable at year end	48,349	$8.92	29,879	$11.12	21,660	$12.55

Novell annual report 2002	65

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at October 31, 2002.

		Options Outstanding
				Options Exercisable
		Weighted-
	Number of	Average	Weighted-	Number of	Weighted-
	Options	Remaining	Average	Options	Average
	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

	(Number of options in thousands)
$ 0.10 – $ 3.92	14,222	8.70 yrs	$2.66	3,815	$2.52
$ 3.93 – $ 4.68	13,183	8.69 yrs	$4.56	8,142	$4.67
$ 4.70 – $ 6.91	14,166	7.27 yrs	$5.60	8,404	$5.91
$ 7.00 – $ 9.22	15,140	6.57 yrs	$8.76	12,858	$8.80
$ 9.38 – $14.67	13,952	6.71 yrs	$11.06	10,785	$10.97
$14.88 – $39.00	5,151	6.76 yrs	$23.95	4,345	$23.60

$ 0.10 – $39.00	75,814	7.51 yrs	$7.75	48,349	$8.92

Other information:	Fiscal 2002		Fiscal 2001

	(Number of shares and
	options in thousands)
Options available for future grants	40,880		19,895
Shares of common stock outstanding at year end	367,538		362,341
Option reserve increase	9,741	(1)	12,000
Options granted as a percentage of outstanding common stock	6%	(2)	10%	(3)
Options granted as a percentage of outstanding common stock, net of cancellations	1%		3%
Option holders as a percentage of total employees	92%		100%

(1)	Increase in reserve due to the assumption of the SilverStream 1997 Plan and the SilverStream 2001 Plan.

(2)	Includes 15 million outstanding options assumed in connection with the SilverStream acquisition

(3)	Includes 12 million options issued in the exchange program

     Employee Stock Purchase Plan

      Under the Company’s 1989 Employee Stock Purchase Plan (the “Purchase Plan”), as amended, the Company is authorized to issue up to 24 million shares of Novell common stock to its employees who work at least 20 hours a week and more than five months a year. Under the terms of the Purchase Plan, there are two six-month offerings per year, and employees can choose to have up to 10% of their salary withheld to purchase the Company’s common stock. The purchase price of the common stock is 85% of the lower of the subscription date fair market value or the purchase date fair market value. Approximately 34% of the eligible employees participated in the Purchase Plan in fiscal 2002, 43% in fiscal 2001, and 53% in fiscal 2000. Under the Purchase Plan, the Company issued 4 million, 3 million, and 2 million shares to employees in fiscal 2002, 2001, and 2000, respectively. This plan has approximately 3 million shares available for future issuance.

66	Novell annual report 2002

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

      At October 31, 2002, the Company had authorized stock-based compensation plans under which options to purchase shares of Novell common stock could be granted to employees, consultants, and outside directors. The Company applies the intrinsic value method and related interpretations in accounting for its plans. Accordingly, no compensation expense (except compensation expense related to restricted stock purchase grants, below-market option grants, and grants to non-employees) has been recognized for the Company’s stock-based plans. If compensation expense for the Company’s stock-based compensation plans had been determined based on the fair value of the stock grants, the Company’s net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below.

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2002	2001	2000

	(Amounts in thousands,
	except per share amounts)
Net income (loss):
As reported	$(246,823)	$(272,870)	$49,470
Pro forma	$(347,962)	$(374,864)	$(49,823)
Net income (loss) per share:
As reported basic	$(0.68)	$(0.82)	$0.15
Pro forma basic	$(0.96)	$(1.13)	$(0.15)
As reported diluted	$(0.68)	$(0.82)	$0.15
Pro forma diluted	$(0.96)	$(1.13)	$(0.15)

      For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001 and 2000: a risk-free interest rate of approximately 3.6% for fiscal 2002, 4.8% for fiscal 2001, and 6.3% for fiscal 2000; a dividend yield of 0.0% for all years; a weighted-average expected life of five years for all years; and a volatility factor of the expected market price of the Company’s common stock of 0.87 for fiscal 2002, 0.82 for fiscal 2001, and 0.75 for fiscal 2000. The weighted average fair value of options granted in fiscal 2002, 2001, and 2000 was $1.70, $3.52, and $11.09, respectively.

      The Company does not recognize compensation expense related to employee purchase rights under the Purchase Plan. Pro forma compensation expense is estimated for the fair value of the employees’ purchase rights using the Black-Scholes model with the following assumptions for these rights granted in fiscal 2002, 2001, and 2000: a dividend yield of 0.0% for all years; an expected life of six months for all years; an expected volatility factor of 87% for fiscal 2002, 0.82 for fiscal 2001, and 0.75 for fiscal 2000; and a risk-free interest rate of approximately 1.5% for fiscal 2002, 4.4% for fiscal 2001, and 5.9% for fiscal 2000. The weighted average fair value of the purchase rights granted on April 22 2002, October 22 2001, April 23, 2001, October 23, 2000, April 21, 2000, and October 26, 1999 was $1.50, $1.52, $1.78, $3.10, $6.07, and $7.20, respectively.

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

Novell annual report 2002	67

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

L. Employee Savings and Retirement Plan

      The Company adopted a 401(k) savings and retirement plan in December 1986. The plan covers all Novell U.S. employees who are 21 years of age or older who are scheduled to complete 1,000 hours of service during any consecutive 12-month period. The Company’s 401(k) retirement and savings plan allows the Company to contribute an amount equal to 100% of the employee’s contribution up to the higher of 4% of each employee’s compensation or the maximum contribution allowed by tax laws.

      Cambridge established a 401(k) savings and profit-sharing plan in 1992 covering substantially all of Cambridge’s employees. Under the plan, Cambridge was able to elect to make contributions, which it did, based on a percentage of employees’ contributions, subject to limitations as defined in the 401(k) plan. Beginning January 1, 2002, the Cambridge 401(k) savings plan was rolled into the Novell 401(k) retirement and savings plan.

      Silverstream established a 401(k) savings plan, whereby eligible employees may contribute up to 15% of their annual compensation, subject to limitations established by the Internal Revenue Code of 1986, as amended. SilverStream could elect to contribute a discretionary matching contribution to each such participant’s deferred compensation account equal to a discretionary percentage determined by SilverStream. Beginning January 1, 2003, the SilverStream 401(k) savings plan has been rolled into the Novell 401(k) retirement and savings plan.

      The Company also has other retirement plans in certain countries outside of the U.S. in which the Company employs personnel. Each plan is consistent with local laws and business practices.

      Company matching contributions on its 401(k) savings and retirement plan and other retirement plans were $19 million, $15 million, and $15 million, in fiscal 2002, 2001, and 2000, respectively.

M. Comprehensive Income

      The Company’s other comprehensive income (loss) is comprised of:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2002	2001	2000

	(Amounts in thousands)
Total gross unrealized loss on investments during the year, net of tax benefit of $6,408, $33,634, and $92,552, respectively	$(10,203)	$(53,546)	$(147,344)
Add: adjustment for unrealized loss on investments written off due to impairment	3,130	136,851	—
Adjustment for net realized gains on investments included in net income, net of tax expense of $2,666, $1,835, and $17,832, respectively	4,245	2,921	28,388

Net unrealized gain (loss) on investments	(2,828)	86,226	(118,956)
Cumulative translation adjustments, net of tax (expense) benefit of ($270), ($412), and $415, respectively	430	656	(660)

Other comprehensive income (loss)	$(2,398)	$86,882	$(119,616)

68	Novell annual report 2002

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N. Related Party Transactions

      In fiscal 2002, 2001, and 2000 legal fees of approximately $3 million, $3 million, and $1 million, respectively, were paid to Wilson, Sonsini, Goodrich & Rosati, a law firm in which a former director of the Company is a senior partner. Mr. Sonsini resigned as a board member in the third quarter of fiscal 2002.

      During 2002 and 2001, Novell received consulting services from J.D. Robinson Incorporated. The agreement provides for payments of $200,000 per year for these services. Mr. Robinson, a director of Novell, is Chairman and Chief Executive Officer and the sole shareholder of J.D. Robinson Incorporated.

O. Segment Information

      The Company is organized and operates as three business segments: product, consulting, and Volera. The Company’s products and services are sold throughout the world. The Company’s offerings within the product segment are sold domestically via direct, OEM, reseller, and distributor channels, and are sold internationally directly and through distributors who sell to dealers and end users. The following is a description of each of the three segments:

•	Product — includes Net management services products, Net directory services products and product-related service support and training.

•	Net management services products include products that provide networking capabilities, products that allow management of networks by protecting their integrity, products that allow collaboration or communication inside and outside a network, and products that enable customers to network securely allowing insiders access to the Internet and outsiders access to internal intranets.

•	Net directory services products include products that allow customers to manage users and resources, simply and centrally, products that enable automatic distribution or new or updated information across a network, products that allow customers to control access to application, Web and network resources using policy-based management, and products that enable simplify password management.

•	Product-related services, support and training includes networking certifications, technical services and customer support.

Products in this segment are packaged under the names NetWare, ZENworks, GroupWise, eDirectory, DirXML, iChain, Single Sign On, exteNd (SilverStream product suite).

•	Consulting — is comprised of worldwide consulting services, including information technology (“IT”) consulting, which provide consulting and support services that apply Net business solutions, and Celerant management consulting, which provides operational strategy and implementation consulting services.

•	Volera — provides networking solutions that reduce the complexity and cost of deploying content and applications electronically, while improving scalability, management and security. Volera’s content management software products are packaged under the name Velocity.

      Beginning November 1, 2001, due to changes resulting from restructurings and the acquisition of Cambridge, the performance of the Company is evaluated by the Chief Executive Officer and members of the Worldwide Management Committee, the Company’s chief decision makers, based on the review of revenue, segment gross margin, and segment income (loss) from operations for each of the segments above. Performance is also evaluated based on revenue results by geographic region. Separate financial information is

Novell annual report 2002	69

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not evaluated by business segment in regards to asset allocation. Except for revenue, operating results by segment are not available prior to fiscal 2002. Prior to the acquisition of Cambridge, the Company operated in one segment and did not maintain operating results for the current segments. Operating results, other than revenue, were available on a total company basis only. As the Company continues to consolidate its operations, it will evaluate how it should most appropriately manage its business and may make changes to its operating segments accordingly.

Operating Results by Segment

	Product	Consulting	Volera	Total Novell

	(Amounts in thousands)
Fiscal 2002
Revenue	$826,186	$300,614	$7,520	$1,134,320
Direct consulting cost of revenue		240,966		240,966

Consulting contribution margin		59,648
Other cost of revenue	158,431	46,284	3,737	208,452

Gross profit	667,755	13,364	3,783	684,902
Segment operating expenses	522,406	99,201	25,495	647,102

Segment income (loss) from operations	$145,349	$(85,837)	$(21,712)	37,800

Unallocated operating expenses				105,925

Loss from operations				$(68,125)

	Product	Consulting	Volera	Total Novell

	(Amounts in thousands)
Fiscal 2001
Revenue	$879,070	$163,606	$8,120	$1,050,796

	Product	Consulting	Volera	Total Novell

	(Amounts in thousands)
Fiscal 2000
Revenue	$1,102,966	$51,760	$7,009	$1,161,735

      Direct consulting cost of revenue includes salaries, benefits, and project related travel expenses for consultants (reimbursable and non-reimbursable), fees paid to subcontractors for work performed on projects, and other expenses incurred specifically for consulting projects. Other cost of revenue for consulting includes consulting costs not directly attributable to a project, including allocations for facilities and information systems and technology. Segment operating expenses include direct segment costs along with management’s allocation of certain common sales, marketing, and general and administrative costs to each business unit. Segment operating expenses also includes depreciation and amortization of approximately $45 million for product, $11 million for consulting, and $2 million for Volera. Unallocated operating expenses include purchased in-process research and development, restructuring, impairments, and integration expenses.

      Prior to fiscal 2002, the Company operated in one segment. The Company’s decision makers evaluated the Company based on total Company results. Revenue was evaluated based on geographic location and product category. Other than revenue, separate financial information was not available by product category

70	Novell annual report 2002

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and geographic location. The following table shows fiscal 2002, 2001, and 2000 revenue under the previous product and services categories.

Revenue by product category

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2002	2001	2000

	(Amounts in thousands)
Net management services	$627,210	$707,498	$914,277
Net directory services	59,704	31,251	27,686
Net content services	7,520	8,120	7,009
Consulting, support services and training	439,886	303,927	212,763

Total revenue	$1,134,320	$1,050,796	$1,161,735

Geographic information

      Sales outside the U.S. are comprised of sales to international customers in Europe, Africa, the Middle East, Canada, South America, Australia, and Asia Pacific. Other than sales in Ireland, international revenue was not material individually in any other international location. Intercompany revenue between geographic areas is accounted for at prices representative of unaffiliated party transactions. “U.S. operations” include shipments to customers in the U.S., licensing to OEMs, and exports of finished goods directly to international customers, primarily in Canada, South America, and Asia. “Irish operations” include shipments from Ireland of product to customers in throughout Europe, the Middle East, and Africa, and licensing to OEMs. The Irish subsidiary acts as the sales principal and thus records the revenue on shipments it makes. The Irish subsidiary uses the Company’s other European, Middle Eastern, and African subsidiaries as commissionaires and commission agents to assist in the sales of software and in turn pays them a commission. This intercompany commission is included in the eliminations. “Other international operations” primarily includes revenue from consulting and service contracts.

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2002	2001	2000

	(Amounts in thousands)
Revenue:
U.S. operations	$711,320	$740,836	$837,399
Irish operations	270,126	278,085	328,991
Other international operations	211,001	83,987	70,820
Eliminations	(58,127)	(62,811)	(75,475)

Total revenue	$1,134,320	$1,040,097	$1,161,735

Long-lived assets at year end:
U.S. operations	$1,007,391	$1,176,378	$695,506
Irish operations	109,250	109,554	110,327
Other international operations	75,476	74,290	75,480
Eliminations	(520,913)	(542,960)	(192,368)

Total long-lived assets at year end	$671,204	$817,262	$688,945

Novell annual report 2002	71

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reconciliation of long-lived assets to total assets is as follows:

	October 31,	October 31,	October 31,
	2002	2001	2000

	(Amounts in thousands)
Long-lived assets	$671,204	$817,262	$688,945
Other long-term assets	74,323	59,378	16,042
Current assets	919,538	1,027,366	1,007,359

Total assets	$1,665,065	$1,904,006	$1,712,346

      In fiscal 2002, 2001, and 2000, sales to international customers were approximately $552 million, $460 million, and $504 million, respectively. In fiscal 2002, 2001, and 2000, international sales to European countries were 73%, 68%, and 64% of international sales, respectively. No one foreign country accounted for more than 10% of total revenue in any period and there were no customers who accounted for more than 10% of revenue in any period.

P. Net Income (Loss) Per Share

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2002	2001	2000

	(Amounts in thousands, except per share data)
Basic net income (loss) per share computation:
Net income (loss)	$(246,823)	$(272,870)	$49,470
Weighted average shares outstanding	363,569	332,582	326,621

Basic net income (loss) per share	$(0.68)	$(0.82)	$0.15

Diluted net income per share computation:
Net income (loss)	$(246,823)	$(272,870)	$49,470
Weighted average shares outstanding	363,569	332,582	326,621
Incremental shares attributable to the assumed exercise of outstanding options (treasury stock method)	—	—	8,413

Total	$363,569	$332,582	$335,034

Diluted net income (loss) per share	$(0.68)	$(0.82)	$0.15

      Had the Company recognized net income in fiscal 2002 and 2001, incremental shares attributable to the assumed exercise of outstanding options would have increased diluted shares outstanding by 249,000 and 29,000 shares, respectively.

Q. Change In Accounting Principle

     Adoption of SFAS No. 142

      On November 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” resulting in a transitional goodwill impairment loss recorded as a change in accounting principle. See Note F for further details regarding the impairment loss.

72	Novell annual report 2002

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Revenue Recognition

      Prior to fiscal 2001, the Company recognized product revenue from sales to distribution channel partners upon shipment to the partner and provided a reserve for contractual return obligations and other estimated product returns. Effective November 1, 2000, the Company changed its method of accounting for revenue related to these product sales to recognize such revenues upon the sell-through of the respective product from the distribution channel partner to the reseller or end user. The Company believes this change in accounting principle is preferable based on guidance provided in SAB 101. The $11 million ($0.03 per share) charge for the cumulative effect of the change (after reduction for income taxes of $6 million) was included in income in the first quarter of fiscal 2001. Also, during the three months ended January 31, 2001, the Company recognized $7 million in revenue that was included in the cumulative effect adjustment at November 1, 2000. The effect of that revenue on the first quarter was to increase net income by $5 million ($0.01 per share).

      Had the Company reported under its previous method of accounting for revenue recognition, the effect on earnings without consideration of the cumulative effect of the change would have been a decrease in earnings of approximately $10 million, or $0.03 per share, during fiscal 2001. The pro forma amounts presented in the consolidated statements of income were calculated assuming the accounting change was made retroactively to prior periods.

R. Derivative Instruments

      A large portion of Novell’s revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, Novell does enter into transactions in other currencies, primarily Euro, Japanese yen, and certain other European, Latin American and Asian currencies. To protect against reductions in value caused by changes in foreign exchange rates, Novell has established balance sheet and intercompany hedging programs. The Company hedges currency risks of some assets and liabilities denominated in foreign currencies through the use of one-month foreign currency forward contracts.

      The Company enters into these one-month hedging contracts two business days before the end of each month and settles them at the end of the following month. Due to the short period of time between entering into the forward contracts and the year-end, the fair value of the derivatives as of October 31, 2002 is insignificant. Gains and losses recognized during the year on these foreign currency contracts are recorded as other income or expense and would generally be offset by corresponding losses or gains on the related hedged items, resulting in negligible net exposure to the Company. During fiscal 2002, the Company recognized a $7 million loss on hedging contracts, which were offset by changes in the value of foreign denominated asset and liability balances.

      The Company does not currently hedge currency risks related to revenue or expenses denominated in foreign currencies.

S. Joint Venture

      In April 2001, Novell completed the formation of Volera, Inc., a majority owned joint venture among Novell, Nortel Networks Corp., and Accenture Ltd. The Company contributed cash, fixed assets, products, and technologies in exchange for a 89.9% ownership in Volera. Nortel and Accenture contributed $26 million in cash for the remaining 10.1% ownership. On October 31, 2002, the Company acquired the outstanding shares of Volera held by Nortel for $3.5 million, and subsequent to year end it acquired the outstanding shares of Volera held by Accenture for $1 million.

Novell annual report 2002	73

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders — Novell, Inc.

      We have audited the accompanying consolidated balance sheets of Novell, Inc. as of October 31, 2002 and October 31, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novell, Inc. at October 31, 2002 and October 31, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

San Jose, California

November 15, 2002

74	Novell annual report 2002

NOVELL, INC.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA —

Unaudited

					Fiscal Year
					Ended
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	October 31

	(Amounts in thousands, except per share data)
Fiscal 2002
Revenue	$277,859	$273,853	$282,273	$300,335	$1,134,320
Gross profit	160,290	161,025	172,451	191,136	684,902
Income (loss) before taxes	11,930	(32,042)	15,498	(87,611)	(92,225)
Net income (loss) before accounting change	8,351	(29,749)	9,949	(91,672)	(103,121)
Net income (loss)	8,351	(173,451)	9,949	(91,672)	(246,823)
Net income (loss) per share before accounting change:
Basic	$0.02	$(0.08)	$0.03	$(0.25)	$(0.28)
Diluted	0.02	(0.08)	0.03	(0.25)	(0.28)
Net income (loss) per share:
Basic	$0.02	$(0.48)	$0.03	$(0.25)	$(0.68)
Diluted	0.02	(0.48)	0.03	(0.25)	(0.68)
Fiscal 2001
Revenue *	$245,035	$240,755	$255,009	$309,997	$1,050,796
Gross profit	178,081	173,630	172,908	187,543	712,162
Income (loss) before taxes	4,547	(154,176)	(23,068)	(104,069)	(276,766)
Net income (loss) before accounting change	3,274	(151,311)	(19,274)	(94,511)	(261,822)
Net loss	(7,774)	(151,311)	(19,274)	(94,511)	(272,870)
Net income (loss) per share before accounting change
Basic	$0.01	$(0.48)	$(0.06)	$(0.26)	$(0.79)
Diluted	0.01	(0.48)	(0.06)	(0.26)	(0.79)
Net loss per share
Basic	$(0.02)	$(0.48)	$(0.06)	$(0.26)	$(0.82)
Diluted	(0.02)	(0.48)	(0.06)	(0.26)	(0.82)
Fiscal 2000
Revenue	$316,043	$302,349	$270,019	$273,324	$1,161,735
Gross profit	237,316	218,607	184,996	193,418	834,337
Income (loss) before taxes	62,271	43,084	11,904	(46,587)	70,672
Net income (loss)	44,835	31,020	8,572	(34,957)	49,470
Net income (loss) per share:
Basic	$0.14	$0.09	$0.03	$(0.11)	$0.15
Diluted	0.13	0.09	0.03	(0.11)	0.15

*	Revenue in the third and fourth quarters of fiscal 2001 were restated to reflect the Company’s adoption of EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred.” Prior to the third quarter of fiscal 2001, out-of-pocket expenses were immaterial and included in revenue.

Novell annual report 2002	75

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10. Directors and Executive Officers of Registrant

      The information required with respect to directors is incorporated herein by reference to the information contained in the section captioned “Election of Directors” of the Company’s definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held April 8, 2003, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Information regarding the Company’s executive officers is set forth above in Item 1 in Part I hereof under the heading entitled “Employees” which information is incorporated by reference into this Part III, Item 10.

      The information regarding filings under Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

Item 11. Executive Compensation

      The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Compensation” of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned “Securities Ownership by Principal Stockholders and Management” and “Equity Compensation Plan Information” of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

      The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Executive Compensation — Employment Contracts, Termination of Employment and Change-in-Control Arrangements” and “Certain Transactions” of the Proxy Statement.

Item 14. Controls and Procedures

      An evaluation of the effectiveness of the design and operation of Novell’s disclosure controls and procedures as of January 27, 2002 was carried out by the Company under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Novell’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by Novell in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of Novell’s internal controls, there were no significant changes in internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

76	Novell annual report 2002

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      1. Financial Statements:

      The following documents are filed as a part of this Annual Report on Form 10-K for Novell, Inc.:

Consolidated Statements of Operations for the fiscal years ended October 31, 2002, October 31, 2001, and October 31, 2000.

Consolidated Balance Sheets at October 31, 2002 and October 31, 2001.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended October 31, 2002, October 31, 2001, and October 31, 2000.

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2002, October 31, 2001, and October 31, 2000.

Notes to Consolidated Financial Statements.

Report of Ernst & Young LLP, Independent Auditors.

           2. Financial Statement Schedules:

      The following consolidated financial statement schedule is included on page 82 of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

Schedules other than that listed above are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

           3. Exhibits:

A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 83 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K

The following Reports on Form 8-K were filed by the Registrant during the quarter ended October 31, 2002:

Report on Form 8-K providing notice of Novell’s scheduled report of third quarter results and related conference call to be held on August 22, 2002, filed on August 5, 2002 under Item 5.

Report on Form 8-K providing historical and pro forma financial information for the acquisition of SilverStream, Inc. under Item 7, filed on September 23, 2002.

(c) Exhibits

See Item 15(a)(3).

(d) Financial Statement Schedules

See Item 15(a)(2).

Novell annual report 2002	77

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc.
(Registrant)

Date: January 28, 2003

By:	/s/ JACK L. MESSMAN

(Jack L. Messman,
Chairman of the Board, President
and Chief Executive Officer)

78	Novell annual report 2002

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jack L. Messman (Jack L. Messman)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	January 28, 2003

/s/ Ronald C. Foster (Ronald C. Foster)	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	January 28, 2003

/s/ Albert Aiello (Albert Aiello)	Director	January 28, 2003

/s/ Elaine R. Bond (Elaine R. Bond)	Director	January 28, 2003

/s/ Fred Corrado (Fred Corrado)	Director	January 28, 2003

/s/ Richard L. Nolan (Richard L. Nolan)	Director	January 28, 2003

/s/ Thomas G. Plaskett (Thomas G. Plaskett)	Director	January 28, 2003

/s/ John W. Poduska, Sr. (John W. Poduska, Sr.)	Director	January 28, 2003

/s/ James D. Robinson, III (James D. Robinson, III)	Director	January 28, 2003

/s/ Joseph S. Tibbetts, Jr. (Joseph S. Tibbetts, Jr.)	Director	January 28, 2003

/s/ Carl J. Yankowski (Carl J. Yankowski)	Director	January 28, 2003

Novell annual report 2002	79

CERTIFICATIONS

      I, Jack L. Messman, certify that:

1. I have reviewed this annual report on Form 10-K of Novell, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 28, 2003

/s/ JACK L. MESSMAN

Jack L. Messman
President, and Chief Executive Officer

80	Novell annual report 2002

      I, Ronald C. Foster, certify that:

1. I have reviewed this annual report on Form 10-K of Novell, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 28, 2003

/s/ RONALD C. FOSTER

Ronald C. Foster
Chief Financial Officer

Novell annual report 2002	81

NOVELL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable Allowance
(In thousands)

		Additions	Additions		Deductions	Deductions
	Balance at	Charged to	Charged to	Additions	from	from Bad	Balance
	Beginning	Return	Bad Debt	from	Return	Debt	at End
	of Period	Allowances	Allowances	Acquisition	Allowances	Allowances	of Period

Fiscal year ended October 31, 2000	$36,318	$78,010	$6,508	$—	$81,578	$5,789	$33,469
Fiscal year ended October 31, 2001	$33,469	$29,727	$4,287	$21,580	$39,394	$2,420	$47,249
Fiscal year ended October 31, 2002	$47,249	$30,916	$2,819	$1,861	$32,734	$10,435	$39,676

82	Novell annual report 2002

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization, dated as of March 12, 2001, by and among Novell, Inc., Ceres Neptune Acquisition Corp. and Cambridge Technology Partners (Massachusetts), Inc.(1) (Exhibit 2.1)
2.2	Amendment No. 1 to Agreement and Plan of Reorganization, dated as of May 24, 2001, by and among Novell, Inc., Ceres Neptune Acquisition Corp. and Cambridge Technology Partners (Massachusetts), Inc.(2) (Annex A)
2.3	Agreement and Plan of Merger, dated as of June 9, 2002 by and among Novell, Inc., Delaware Planet, Inc. and SilverStream Software, Inc. (3) (Exhibit 2.1)
3.1	Restated Certificate of Incorporation, as amended and restated July 10, 2001(2) (Exhibit 3(i)).
3.2	By-Laws, as amended and restated February 26, 2002 (4).
4.1	Reference is made to Exhibit 3.1.
4.2	Form of certificate representing the shares of Novell common stock.(5) (Exhibit 4.3)
4.3	Preferred Shares Rights Agreement, dated as of December 7, 1988, as amended and restated effective September 20, 1999, by and between Novell, Inc. and ChaseMellon Shareholder Services, L.L.C.(6) (Exhibit 1)
10.1*	Novell Inc., Employee Retirement and Savings Plan dated December 8, 1996.(7) (Exhibit 10.9)
10.2*	Novell, Inc. 1989 Employee Stock Purchase Plan.(8) (Exhibit 4.1)
10.3*	Novell, Inc. 1991 Stock Plan.(9) (Exhibit 4.1)
10.4*	Novell, Inc. 2000 Stock Plan.(10) (Exhibit 4.2)
10.5*	Novell, Inc. 2000 Stock Option Plan.(10) (Exhibit 4.1)
10.6*	UNIX System Laboratories, Inc. Stock Option Plan.(11) (Exhibit 4.3)
10.7*	Novell, Inc. Novell/ WordPerfect Stock Plan.(12) (Exhibit 10.1)
10.8*	Novell, Inc. Stock Option Plan for Non-Employee Directors.(13) (Exhibit 4.1)
10.9*	Novell, Inc. 1997 Non-Statutory Stock Option Plan.(14) (Exhibit 4.1)
10.10*	Novell, Inc./ SilverStream Software, Inc. 1997 Stock Incentive Plan.(15) (Exhibit 4.2)
10.11*	Novell, Inc./ SilverStream Software, Inc. 2001 Stock Incentive Plan.(15) (Exhibit 4.3)
10.12*	Novell, Inc./ SilverStream Software, Inc./eObject, Inc. 2000 Stock Plan.(15) (Exhibit 4.4)
10.13*	Novell, Inc./ SilverStream Software, Inc./ Bondi Software, Inc. Employee Stock Option Plan.(15) (Exhibit 4.5)
10.14*	Novell, Inc. Senior Management Severance Plan dated April 11, 2000.(16) (Exhibit 10.10)
10.15*	Employment Agreement dated November 1, 2000 between Novell, Inc. and Stewart G. Nelson.(16) (Exhibit 10.12)
10.16*	Letter Agreement dated January 30, 2002 between Novell, Inc. and Chris Stone.(17) (Exhibit 10.1)
10.17*	Letter Agreement dated as of July 19, 2002 between Novell, Inc. and David Litwack.(18) (Exhibit (d)(4))
10.18*	Letter Agreement dated December 15, 1995 between Novell, Inc. and RRE Advisors, LLC.(19) (Exhibit 10.2)

Novell annual report 2002	83

Exhibit
Number	Description

10.19	Common stock and warrant agreement between Novell, Inc. and marchFIRST (formerly Whittman Hart, Inc.), dated September 29, 1999.(20) (Exhibit 1).
10.20*	Key Employment Agreement dated as of May 22, 2001 between Novell, Inc. and Jack L. Messman.(2) (Exhibit C to Annex A)
10.21*	Agreement dated August 13, 2001 between Novell, Inc. and Eric E. Schmidt.(21) (Exhibit 10.14)
10.22*	Letter Agreement dated July 14, 2001 between Novell, Inc. and Dennis R. Raney.(21) (Exhibit 10.15)
10.23*	Separation agreement between Novell, Inc. and Rich Nortz, dated July 12, 2001.(19) (Exhibit 10.1)
10.24*	Loan Agreement dated April 4, 2001 between Novell, Inc. and Ronald C. Foster and Collateral Note dated April 4, 2001 executed by Ronald C. Foster in favor of Novell, Inc.(21) (Exhibit 10.16)
21	Subsidiaries of the Registrant.(4)
23.1	Consent of Ernst & Young LLP, Independent Auditors.(4)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

*	Indicates management contracts or compensatory plans

(1)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Report on Form 8-K, filed March 16, 2001 (File No. 0-13351).

(2)	Incorporated by reference to the Annex or Exhibit identified in parentheses, filed as an annex or exhibit to the Proxy Statement-Prospectus forming a part of the Registration Statement on Form S-4 (Reg. No. 333-59326) of the Registrant, filed April 20, 2001 and amended May 25, 2001.

(3)	Incorporated by reference to the Exhibit identified in the parentheses, filed as an exhibit to the Registrant’s Report on Form 8-K, filed June 10, 2002 (File No. 0-13351).

(4)	Filed herewith.

(5)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-1, filed November 30, 1984, and amendments thereto (File No. 2-94613).

(6)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Report on Form 8-A, dated December 13, 1999 (File No. 0-13351).

(7)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 25, 1986 (File No. 0-13351).

(8)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed October 12, 2001 (File No. 333-62087).

(9)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed May 29, 1996 (File No. 333-04775).

(10)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed July 1, 2000 (File No. 333-41328).

84	Novell annual report 2002

(11)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed July 2, 1993 (File No. 33-65440).

(12)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed July 8, 1994 (File No. 33-55483).

(13)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed May 30, 1996 (File No. 333-04823).

(14)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed August 24, 1998 (File No. 333-62103).

(15)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed August 6, 2002 (File No. 333-97713).

(16)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2000 (File No. 0-13351).

(17)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended April 30, 2002 (File No. 0-13351).

(18)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Schedule TO filed by the Registrant with the SEC on June 18, 2002.

(19)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended January 31, 2002 (File No. 0-13351).

(20)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Statement on Schedule 13D, filed October 12, 1999.

(21)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2001 (File No. 0-13351).

Novell annual report 2002	85