Form 10-K/A
period 2002-10-31
NOVELL INC
filed 2003-02-28
CIK 758004

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Common Stock, par value $.10 per share
(Title of Class)

Preferred Share Purchase Rights
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant’s common stock held by non-affiliates as of April 30, 2002 (based on the last reported price of the Common Stock on the NASDAQ National Market System on such date) was $1,210,156,554. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive for other purposes.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

     As of January 17, 2003, there were 368,248,694 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

AMENDMENT

     The primary purpose of this Amendment is to provide information required by Items 10, 11, 12 and 13 of Part III of this report which the registrant intended to incorporate by reference from Novell’s proxy statement for the Annual Meeting of Stockholders.

PART III

Item 10. Directors and Executive Officers of Registrant

Directors of Novell

     Directors are elected for one-year terms at each annual meeting of stockholders and hold office until the next annual meeting of stockholders and until their successors are elected and qualified, except in the event of their earlier death, resignation or removal.

     Albert Aiello, age 60, has been a director of Novell since 2003. Mr. Aiello served as Global Chief Information Officer of Lend Lease Corporation, a financial and construction management company, from January 1998 to December 2002, and as a member of its board of directors from May 1998 to December 2002. Prior to that, Mr. Aiello was the Chief Information Officer for Fidelity Investments, a financial management company, from April 1990 to December 1997. Mr. Aiello is also Chairman of the Board of the Software Productivity Consortium.

     Fred Corrado, age 62, has been a director of Novell since 2002. Mr. Corrado served as Vice Chairman of the Board of Directors and Chief Financial Officer of The Great Atlantic & Pacific Tea Company, Inc., a food retailer, from October 1992 until February 2002, and as its Executive Vice President and Chief Financial Officer from January 1987 until October 1992. Mr. Corrado is also a director of Covenant House and the New Jersey Performing Arts Center.

     Jack L. Messman, age 62, has been a director of Novell since 1985 and its Chairman since 2001. Mr. Messman became President and Chief Executive Officer of Novell in connection with Novell’s acquisition of Cambridge Technology Partners (Massachusetts), Inc. (“Cambridge”), an eBusiness systems integration company, in July 2001. Mr. Messman was elected Chairman of the Board of Directors in November 2001. Prior to joining Novell, Mr. Messman served as President and Chief Executive Officer of Cambridge from August 1999 to July 2001. Mr. Messman served as Chairman of the Board and Chief Executive Officer of Union Pacific Resources Group Inc., an oil and gas company, from October 1996 until August 1999. Mr. Messman is also a director of RadioShack Corporation, Safeguard Scientifics, Inc. and USDATA Corporation.

     Richard L. Nolan, age 62, has been a director of Novell since 1998. Mr. Nolan has served as William Barclay Harding Professor of Management of Technology, Harvard Business School, an institution of higher education, since September 1991. Mr. Nolan served as Chairman and Chief Executive Officer of Nolan, Norton and Company, an information technology management consulting company, from 1977 until 1987 when the company was acquired by KPMG. Mr. Nolan then served as Chairman of Nolan, Norton and Company and Partner of KPMG from 1987 to 1991. Mr. Nolan is also a director of The Great Atlantic & Pacific Tea Company, Inc.

     Thomas G. Plaskett, age 59, has been a director of Novell since 2002. Mr. Plaskett has served as Managing Director of Fox Run Capital Associates, a private merchant banking and consulting firm focusing on advisory and consulting services for emerging companies, from October 1991 to the present. Additionally, Mr. Plaskett served as the Chairman of Probex Corporation, an energy technology company, from November 1999 until December 2000 and as its President and CEO from November 1999 to August 2000. Mr. Plaskett served as Vice Chairman of Legend Airlines, Inc., an airline, from June 1997 until February 2001 and as its Executive Vice President from September 1999 to February 2001. Mr. Plaskett also served as the Chairman of Greyhound Lines, Inc., a transportation company, from March 1995 until March 1999. Legend Airlines filed for bankruptcy protection on December 3, 2000. Mr. Plaskett is also a director of Smart & Final, Inc. and RadioShack Corporation.

     John W. Poduska, Sr., Ph.D., age 65, has been a director of Novell since 2001. Dr. Poduska was the Chairman of Advanced Visual Systems, Inc., a provider of visualization software, from January 1992 to December 2001. From December 1989 until December 1991, Dr. Poduska was President and Chief Executive Officer of Stardent Computer, Inc., a computer manufacturer. From December 1985 until December 1989, Dr. Poduska was founder, Chairman and Chief Executive Officer of Stellar Computer, Inc., a computer manufacturer and the predecessor of Stardent Computer, Inc. Prior to founding Stellar Computer, Inc., Dr. Poduska founded Apollo Computer Inc. and Prime Computer Inc. Dr. Poduska is also a director of Anadarko Petroleum Corporation, Safeguard Scientifics, Inc. and eMerge Interactive, Inc.

     James D. Robinson, III, age 67, has been a director of Novell since 2001. Mr. Robinson is co-founder and has served as Chairman and Chief Executive Officer of RRE Investors, LLC, a private information technology venture investment firm, since 1994 and Chairman of Violy Byorum & Partners Holdings, LLC, a private firm specializing in financial advisory and investment banking activities in Latin America, since 1995. He has also served as Chairman, Chief Executive Officer and sole stockholder of J.D. Robinson Incorporated, a strategic consulting company, since 1993. He previously served as Chairman and Chief Executive Officer of American Express Company, a financial services company, from 1977 to 1993. Mr. Robinson is a director of Bristol-Myers Squibb Company, The Coca-Cola Company, First Data Corporation and Pinnacor Inc.. Mr. Robinson is a member of the Business Council and the Council on Foreign Relations. He is Honorary Co-Chairman of Memorial Sloan-Kettering Cancer Center, an honorary trustee of the Brookings Institution, and Chairman Emeritus of the World Travel and Tourism Council. Mr. Robinson served as Co-Chairman of the Business Roundtable and as Chairman of the Advisory Committee on Trade Policy and Negotiations.

Executive Officers of Novell

     Alan J. Friedman, age 55, became Senior Vice President, People of Novell in July 2001 in connection with the Cambridge acquisition. Mr. Friedman served as Cambridge’s Senior Vice President of Human Resources, Enterprises Learning and Knowledge Management from January 2000 to July 2001, and had joined Cambridge in December 1999 as Vice President of Learning and Knowledge Management. Prior to joining Cambridge, Mr. Friedman was Senior Vice President of Human Resources for Arthur D. Little, Inc., a consulting firm, from June 1993 to December 1999.

     Joseph A. LaSala, Jr., age 48, became Senior Vice President, General Counsel and Secretary of Novell in July 2001 in connection with the Cambridge acquisition. From March 2000 to July 2001, Mr. LaSala served as Senior Vice President, General Counsel and Secretary of Cambridge. Prior to joining Cambridge, Mr. LaSala served as Vice President, General Counsel and Secretary of Union Pacific Resources Group Inc. from January 1996 to March 2000.

     Carl S. Ledbetter, Ph.D., age 53, has served as Senior Vice President, Engineering, Research and Development of Novell since May 2002. Prior to that, Dr. Ledbetter had served as Senior Vice and Chief Technology Officer from May 2000 to May 2002. Dr. Ledbetter joined Novell in October 1999 as Senior Vice President, Business and Corporate Development. From January 1996 to October 1999, Dr. Ledbetter served as Chairman of the Board of Directors, President, and Chief Executive Officer of Hybrid Networks, Inc., a manufacturer and supplier of broadband access products for wireless systems. From April 1993 to January 1996, Dr. Ledbetter served as president of the consumer products division of AT&T, and from October 1991 to April 1993, Dr. Ledbetter served as the head of the PC networking division of Sun Microsystems, a computer manufacturer. In July 2000, Dr. Ledbetter entered into a settlement agreement in the form of a consent decree with the Securities and Exchange Commission (the “SEC”) in connection with the SEC’s investigation of Hybrid Networks, Inc. of which Dr. Ledbetter served as Chairman, President and Chief Executive Officer, generally concerning alleged violations of the federal securities laws. Without admitting or denying any violations of the federal securities laws, Dr. Ledbetter agreed to pay a civil fine and entered into a permanent injunction prohibiting him from knowingly circumventing or failing to implement a system of internal accounting controls and from engaging in violations of certain specified reporting provisions and accounting control provisions of the federal securities laws.

     H. Carvel Moore, age 46, joined Novell as President, Novell Americas in July 2001 in connection with the Cambridge acquisition. Prior to that, Mr. Moore joined Cambridge in September 1998 in connection with Cambridge’s acquisition of Excell Data Corporation, a consulting and network services firm, and served as Vice President of Cambridge Network Services from September to December 1998, as Senior Vice President of North America Consulting and Sales from December 1998 to March 2000, and as President, North America from March 2000 until July 2001. Mr. Moore served as President and Chief Operating Officer of Excell Data Corporation from August 1997 until September 1998, and as Senior Vice President of Sales and Marketing for Excell Data Corporation from March 1995 to July 1997.

     Christopher Stone, age 45, joined Novell in March 2002 as Vice Chairman, Office of the CEO. From January 2000 until March 2002, Mr. Stone served as President and Chief Executive Officer of Tilion, Inc., a software company providing event management solutions for logistics and supply chain managers that he founded. Prior to founding Tilion, Mr. Stone served as Novell’s Vice President for Strategy and Development from September 1997 to October 1999. Prior to joining Novell, from September 1989 to September 1997, Mr. Stone served as the Chief Executive Officer of Object Management Group, a software development standardization group that he founded that established the software standard CORBA. Prior to that, Mr. Stone was in various engineering and product roles at Data General from 1980 to 1989.

     Joseph S. Tibbetts, Jr., age 50, joined Novell in February 2003 as Senior Vice President and Chief Financial Officer. Mr. Tibbetts served as a member of Novell’s Board of Directors from November 2002 until February 4, 2003, at which time he resigned. Mr. Tibbetts served as a General Partner of Charles River Ventures, a venture capital firm, from March 2000 to June 2002. Prior to that, Mr. Tibbetts served as the Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer of Lightbridge, Inc., a firm focusing on customer relationship management solutions for the telecommunications industry, from May 1998 to February 2000, and as Vice President, Finance and Administration, Chief Financial Officer and Treasurer of SeaChange International, Inc., a developer and manufacturer of digital server systems for the television industry, from June 1996 to March 1998.

     Gerard Van Kemmel, age 63, joined Novell as President, Europe, Middle East, Africa (EMEA) in July 2001 in connection with the Cambridge acquisition. Prior to that, Mr. Van Kemmel joined Cambridge in November 1997 in connection with Cambridge’s acquisition of Peter Chadwick Holdings Limited, a strategic management consulting firm. Mr. Van Kemmel served as Cambridge’s Senior Vice President, Cambridge Management Consulting from November 1997 until June 1999, and served as Cambridge’s Executive Vice President and Chief Operating Officer from June 1999 until July 2001. Prior to joining Cambridge, Mr. Van Kemmel was Chairman of Continental Europe for Peter Chadwick Holdings Limited from July 1997 to November 1997. From 1966 until 1996, Mr. Van Kemmel was employed by Andersen Consulting, a systems integration consulting firm that is now known as Accenture, holding many positions, including France Andersen Managing Partner, Worldwide Executive Committee member and Chairman of the Andersen Worldwide Board. Mr. Van Kemmel also served as a senior advisor to the French Minister of Finance from 1996 to January 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any persons who beneficially own more than 10% of our common stock to send reports of their ownership of shares of common stock and changes in ownership to us and the SEC. Based on our records, we believe that during fiscal 2002 all of such reporting persons complied with all Section 16(a) reporting requirements applicable to them, except that Dr. Poduska, a director, reported one Form 4 transaction late.

Item 11. Executive Compensation

Summary Compensation Table

     The table below shows, for the last three fiscal years, compensation paid to Novell’s Chief Executive Officer and the four other most highly compensated executive officers during fiscal 2002 (based on salary and bonus) serving at fiscal year end. We refer to all of these officers as the “Named Executive Officers.”

		Annual Compensation(1)			Long-Term Compensation Awards

				Other		Securities
				Annual	Restricted	Underlying	All Other
		Salary	Bonus	Compensation	Stock Awards	Options	Compensation
Name and Principal Position(2)	Year	($)	($)(3)	($)(4)	($)(5)	(#)	($)(6)

Jack L. Messman	2002	$950,031	$970,000	—	—	550,000	$44,220
Chairman of the Board,	2001	$258,839	$200,000	$38,100	$3,521,638	2,423,045	$313
President and Chief Executive Officer
Carl S. Ledbetter	2002	$375,254	$343,750	—	—	101,500	$16,620
Senior Vice President,	2001	$375,398	$367,175	—	$184,524	100,000	$9,275
Engineering, Research and Development	2000	$351,346	$141,345	—	$173,101	50,000	$13,215
H. Carvel Moore	2002	$505,325	$400,000	—	—	200,000	$9,240
President, Novell Americas	2001	$153,698	$50,500	—	$246,000	200,000	$393
Christopher Stone	2002	$400,007	$665,000	—	$798,000	600,000	$8,000
Vice Chairman, Office of the CEO
Gerard Van Kemmel	2002	$675,932	$510,000	—	—	200,000	$4,620
President, Novell EMEA	2001	$172,310	$56,650	—	$615,000	400,000	$1,407

(1)	Compensation deferred at the election of the executive, pursuant to the Novell, Inc. Retirement and Savings Plan and the Deferred Compensation Plan, is included in the year earned.

(2)	Mr. Messman became President and Chief Executive Officer of Novell on July 10, 2001. Mr. Stone became an executive officer on March 1, 2002.

(3)	Cash bonuses for services rendered in fiscal years 2002, 2001 and 2000 have been listed in the year earned, although most payments were made after the end of the applicable fiscal year.

(4)	No Named Executive Officer received perquisites in an amount greater than the lesser of (i) $50,000 or (ii) 10% of such Named Executive Officer’s total salary plus bonus. In 2001, Mr. Messman received payments of $38,100 in connection with his services while serving as a nonemployee director of Novell.

(5)	Restricted common stock awards are valued at the fair market value (as defined in Novell’s stock plans) on the date of grant less the purchase price. Holders of such awards have the right to vote the shares and to receive cash dividends, if any. Any stock dividends that may be received will have the same vesting restrictions as the shares. As of fiscal 2002 year end, Mr. Messman had 416,108 unvested restricted shares with a value of $1,011,142. As of fiscal 2002 year end, the other Named Executive Officers had the following unvested shares and values: Mr. Ledbetter, no unvested shares; Mr. Moore, 30,000 shares with a value of $72,900; Mr. Stone, 200,000 shares with a value of $486,000; and Mr. Van Kemmel, 75,000 shares with a value of $182,250. In the aggregate, Mr. Messman’s restricted stock vested 41.9% on the first annual anniversary of the grant date, 9.3% on the 18-month anniversary of the grant date and will vest another 24.4% on each of the second and third annual anniversaries of the grant date. The grant to Mr. Ledbetter for 2001 vested 50% on August 26, 2001 and another 50% on November 26, 2001. The grants to Messrs. Moore and Van Kemmel and Mr. Ledbetter’s grant for 2000 vested 40% on the first annual anniversary of the grant date, and will vest another 30% on each of the second and third annual anniversaries of the grant date. The grant to Mr. Stone vests 10% on the each of the first and second annual anniversaries of the grant date, and vests another 80% on the third annual anniversary of the grant date.

(6)	The stated amounts for all Named Executive Officers are Company matching contributions to the Novell, Inc. 401(k) Retirement and Savings Plan and the Deferred Compensation Plan, except that the following amounts reflect premiums paid for life insurance: Mr. Messman in 2001 and 2002, $313 and $4,220, respectively; Mr. Moore in 2001 and 2002, $393 and $1,240, respectively; and Mr. Van Kemmel in 2001 and 2002, $1,407 and $4,620, respectively. Messrs. Messman, Moore and Van Kemmel have collaterally assigned these life insurance policies to Novell to secure the repayment to Novell of up to the entire amount of the premiums paid by Novell pursuant to these policies.

(7)	Salary amounts for Mr. Van Kemmel for 2002 reflect a payment of $90,147 to compensate Mr. Van Kemmel for salary payments that should have been made in 2001.

Stock Option Grants in Fiscal Year 2002

     This table shows stock option grants during fiscal 2002 to the Named Executive Officers. We have not granted any stock appreciation rights to the Named Executive Officers.

	Individual Grants

	Number of	% of Total
	Securities	Options			Potential Realizable Value
	Underlying	Granted to			at Assumed Annual Rates of Stock Price
	Options	Employees			Appreciation
	Granted	in Fiscal	Exercise Price	Expiration	for Option Term(1)
Name	(#)(2)	Year(3)	($/Sh)	Date	5% ($)	10% ($)

Jack L. Messman	550,000	10.9%	$5.09	1/21/2010	$1,336,637	$3,201,477
Carl S. Ledbetter	100,000	2.0%	$3.93	11/12/2011	$247,156	$626,341
	1,500	*	$1.82	8/12/2010	$1,303	$3,122
H. Carvel Moore	200,000	4.0%	$3.93	11/12/2011	$494,311	$1,252,682
Christopher Stone	600,000	11.9%	$4.09	3/1/2010	$1,171,676	$2,806,367
Gerard Van Kemmel	200,000	4.0%	$3.93	11/12/2011	$494,311	$1,252,682

*	Less than 1%.

(1)	Potential realizable value assumes the price of our common stock will appreciate at the annual rates shown. These rates are compounded annually from the date of grant until the end of the term of the option. The potential realizable value is:

•	the potential stock price per share at the end of the term based on the 5% and 10% assumed appreciation rates

•	less the exercise price per share

•	times the number of shares subject to the option

These numbers are calculated based on the requirements of the SEC and do not reflect Novell’s estimate of future common stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent upon, among other things, the timing of such exercise and the future performance of Novell’s common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

(2)	All options shown in the table have exercise prices equal to the fair market value of our common stock on the date of grant and have the terms indicated. In the event of a change in control, except as otherwise determined by the Board of Directors prior to the occurrence of such change in control, all options shall become fully exercisable and vested and shall be terminated in exchange for a net cash payment. In the event of a merger of Novell or the sale of substantially all of the assets of Novell that does not constitute a change in control, the acquiring company shall assume the unvested options. The Board of Directors can accelerate unvested options if the acquiring company does not assume the options. Novell currently allows for cash, cashier’s check or cashless exercise. Each option becomes vested and exercisable with respect to 25% of the shares of common stock subject to the option on the first annual anniversary of the date of grant, and an additional 6.25% of the shares subject to the option become vested and exercisable as of each succeeding quarterly anniversary of the date of grant, except the option granted to Mr. Stone, which becomes vested and exercisable with respect to 25% of the shares of common stock subject to the option on the first annual anniversary of the date of grant, and an additional 2.0833% on each succeeding monthly anniversary of the date of grant. All options become exercisable in full on the fourth annual anniversary of the date of grant.

(3)	Options to purchase a total of approximately 5,055,128 shares were granted to employees in fiscal 2002. This number does not include options that were assumed in connection with Novell’s acquisition of SilverStream Software, Inc. in July 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

     This table shows information regarding the number and value of options held at 2002 fiscal year end by the Named Executive Officers. There were no stock option exercises during fiscal 2002 by the Named Executive Officers.

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options at
	Options at Fiscal Year End (#)		Fiscal Year End(1)($)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Jack L. Messman	1,189,525	1,948,520	—	—
Carl S. Ledbetter	275,625	225,875	—	$915
H. Carvel Moore	112,500	287,500	—	—
Christopher Stone	—	600,000	—	—
Gerard Van Kemmel	225,000	375,000	—	—

(1)	The value of unexercised in-the-money options is:

•	the fair market value of Novell’s common stock at fiscal 2002 year end ($2.43 per share)

•	less the option exercise price per share of in-the-money options

•	times the number of shares subject to the options.

Director Compensation

     The primary goal of our director compensation program is to support the achievement of Novell’s performance objectives and to attract and retain highly qualified directors. In light of the increased responsibilities and demands that we have placed on our directors, especially in light of the Sarbanes-Oxley Act, commencing in May 2003, compensation of Novell’s non-employee directors will be adjusted as follows:

•	the annual retainer for membership on the Board of Directors will be increased from $25,000 to $50,000;

•	the annual retainer for service as a committee chairperson will be increased from $2,500 to $5,000;

•	meeting fees for attendance at meetings of the Board of Directors will be increased from $1,200 to $1,500;

•	meeting fees for attendance at committee meetings of the Board of Directors will be increased from $1,000 to $1,500; and

•	stock option grants will be increased as described below.

Our non-employee directors will continue to be reimbursed for their expenses incurred in attending meetings of the Board of Directors and its Committees.

     Non-employee directors may elect to have all or a portion of their annual board retainers deferred through the purchase of common stock equivalents (“CSE’s”) and designate what date in the future such CSE’s will be paid out in shares of Novell common stock.

     Subject to the vesting provisions described below, commencing in May 2003, the annual board retainer payable to any non-employee director who elects to defer all or a portion of his annual board retainer shall be increased by an amount (such amount to be referred to as the “Match”) of up to 25% of such portion of the annual board retainer that is deferred through the purchase of CSE’s, provided that the Match shall be used solely to purchase additional CSE’s. The exact percentage of the Match shall be determined by the Compensation Committee. For the upcoming year, the Compensation Committee has determined that the match will be 25%. The CSE’s purchased with Match funds shall be credited to a separate bookkeeping account from the CSE’s purchased with the base annual board retainer. In the event that any non-employee director ceases to serve as a member of Novell’s Board of

Directors prior to the third anniversary of such director’s purchase of any CSE’s with any given Match, all CSE’s purchased with each such Match shall be forfeited and such director shall no longer have any rights with respect to such Match or such CSE’s.

     Each non-employee director who joins the Board of Directors will be granted options to purchase an aggregate of 50,000 shares of common stock vesting 25% annually over four years, an increase of 20,000 shares over our past practices. In addition, each non-employee director will receive an annual grant of an option to purchase an aggregate of 25,000 shares of common stock vesting 50% annually over two years, an increase of 10,000 shares over our past practices. Options will be granted either automatically pursuant to Novell’s Stock Option Plan for Non-Employee Directors (the “Director Plan”) or by the Compensation Committee pursuant to Novell’s 2000 Stock Plan. All options are non-statutory options, have an exercise price equal to the fair market value of our common stock on the date of grant and have a term of ten years. Upon a change in control, options granted under the Director Plan become exercisable in full by a non-employee director if within one year of such change in control the non-employee director ceases for any reason to be a member of the Board of Directors. Upon retirement from the Board of Directors after the age 70, options granted under the Director Plan become fully vested and the director has one year in which to exercise. Under the 2000 Stock Plan, in the event of a change in control, the outstanding options may be assumed or substituted by the successor corporation. If the successor corporation refuses to assume or substitute the outstanding options, the options will fully vest and become fully exercisable.

     On April 17, 2002, the non-employee directors as of that date were each granted an option having an exercise price of $4.04 per share to purchase 15,000 shares of common stock under the Director Plan. Messrs. Corrado, Plaskett and Aiello were each granted an option to purchase 30,000 shares of common stock under the Director Plan in connection on the dates of their initial appointment to the Board of Directors with an exercise price equal to the fair market value of Novell’s common stock on such dates. A total of 1,500,000 are reserved for issuance pursuant to the Director Plan, of which 645,000 shares of common stock remain available for issuance.

     Novell has a Directors’ Charitable Award Program (the “Charitable Program”) for which all members of the Board of Directors are eligible, subject to vesting requirements. The Charitable Program is funded by life insurance policies purchased by Novell, which provide for a $1,000,000 death benefit to participating directors. Upon the death of a participating director, Novell will donate the proceeds of the $1,000,000 death benefit (paid in ten equal annual installments) to non-profit organizations recommended by the director. Individual directors derive no financial benefit from the Charitable Program since all available insurance proceeds and tax deductions accrue solely to Novell. The aggregate cost to Novell of the life insurance premiums paid during fiscal 2002 to fund the Charitable Program was $270,721. The Board of Directors has decided to terminate the Charitable Program with respect to all persons who become members of the Board of Directors after January 7, 2003, but will keep the program in place with respect to those persons who were directors on or prior to January 7, 2003.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     Mr. Messman entered into an employment agreement with Novell upon becoming Chief Executive Officer and President. The agreement currently provides for an annual base salary of $950,000. Mr. Messman is eligible to participate in Novell’s Executive Incentive Program with an annual target bonus of 100% of his base salary if performance goals are met, and such additional bonus compensation as is specified by the Board of Directors if the performance goals are exceeded. Upon his initial employment, Mr. Messman received options to purchase a total of 2,408,045 shares of Novell’s common stock at a purchase price of $5.02 per share. Mr. Messman also received the right to purchase 715,780 shares of restricted common stock for an aggregate purchase price of $71,578. The shares of restricted common stock vest as follows: 299,672 shares vested on July 12, 2002, an additional 66,800 shares vested on January 12, 2003, an additional 174,654 shares will vest on July 12, 2003, and the remaining 174,654 shares will vest on July 12, 2004. Pursuant to the employment agreement, Mr. Messman will be entitled to receive employee benefits made available to other employees and officers of Novell and their eligible dependents. Novell also maintains long-term disability insurance, short-term disability insurance, term life insurance coverage, accidental death and dismemberment coverage, and business travel accident insurance for the benefit of Mr. Messman.

     Mr. Stone has an employment agreement with Novell that provides for his employment as Vice Chairman, Office of the CEO. The agreement currently provides for an annual base salary of $600,000. Mr. Stone is eligible to participate in Novell’s Executive Incentive Program with an annual target bonus of 100% of his base salary if performance goals are met, half of which is guaranteed in the first year. Pursuant to the employment agreement, we agreed to pay Mr. Stone a signing bonus of $350,000, to grant Mr. Stone an option to purchase 600,000 shares of common stock and to sell Mr. Stone 200,000 shares of restricted common stock at a purchase price of $.10 per share. Mr. Stone’s restricted common stock vests 10% on each of the first and second annual anniversaries of the grant date, and 80% on the third annual anniversary of the grant date. Pursuant to the employment agreement, Mr. Stone will be entitled to receive employee benefits made available to other employees and officers of Novell and their eligible dependents.

     Mr. Van Kemmel has an employment agreement with Novell that currently provides for an annual base salary of €456,463. Mr. Van Kemmel is eligible for an annual performance bonus of up to €427,934. Pursuant to the agreement, Novell also provides Mr. Van Kemmel with a car allowance, a daily cash allowance for each day spent working outside of France, such amount of vacation as may be agreed upon, and customary pension, benefit and insurance plans.

     The severance benefits that Mr. Messman would receive in the event of his termination are currently governed by his employment agreement, but Novell will enter into a Severance Agreement with Mr. Messman in March 2003 that will supercede the severance terms of his employment agreement. The severance benefits that the other executive officers would receive in the event of termination, including the Named Executive Officers, are currently governed by Novell’s Senior Management Severance Plan, but in March 2003, all of those officers will also execute new Severance Agreements with us and they will no longer be eligible to receive the benefits of the Senior Management Severance Plan. Generally, the Board of Directors determined that, in the event of a change in control, the Senior Management Severance Plan benefits were too heavily weighted with a cash severance payment, and that it would be more appropriate to include a relatively larger equity-based component in the event that the severance obligations were to be triggered.

     Generally, in the event of involuntary termination of an executive’s employment without a change in control, the Severance Agreements will provide the following benefits: (i) payment by Novell of a multiple of the executive’s base salary; (ii) a prorated bonus for the year of termination; (iii) twelve months of continued health and dental coverage; (iv) accelerated vesting of that portion of the executive’s outstanding stock options, if any, that would have vested within the one year period following the date of executive’s termination; (v) accelerated vesting of the portion of the executive’s outstanding restricted common stock, if any, that would have vested within the one year period from the date of executive’s termination; and (vi) reimbursement for outplacement benefits that are actually provided, not to exceed 20% of the executive’s base salary. The multipliers for the Named Executive Officers will be as follows: Mr. Messman—two times; Messrs. Stone, Ledbetter, Moore and Van Kemmel—one and one half times. Additionally, Mr. Messman would also receive an amount equal to two times his target bonus.

     The Severance Agreements will also provide that in the event of an involuntary termination in connection with a change in control of Novell, the executive will receive the following benefits: (i) payment by Novell of a multiple of the executive’s base salary, as well as a multiple of the executive’s target bonus; (ii) a prorated bonus for the year of termination; (iii) a certain number of months of continued health and dental coverage; (iv) a lump sum cash payment of what Novell would have paid as matching contributions under the Novell 401(k) plan for a certain number of months after the executive’s termination date; (v) a lump sum cash payment of what Novell would have paid as premiums under the executive’s split-dollar life insurance policy, if any, for a certain number of months after the executive’s termination date; (vi) payment of certain legal fees; (vii) outstanding restricted common stock, if any, and other equity rights, if any, will become fully vested; (viii) outstanding stock options, if any, will become fully vested; (ix) a lump sum payment equal to 20% of the executive’s base salary which may be used to cover the costs of outplacement assistance; and (x) if the payments provided to the executive exceed the amount that triggers the excise tax under section 4999 of the Code by more than 10%, the payments will be grossed-up. The multipliers and total number of months for health and dental insurance coverage, 401(k) plan matching contributions and life insurance premiums for each Named Executive Officer will be as follows: Mr. Messman—three times and 36 months; Mr. Stone—two and one half times and 30 months; and Messrs. Ledbetter, Moore and Van Kemmel—two times and 24 months. Mr. Messman also has the right to terminate his employment for any reason during the 30-day period after the first anniversary of a change in control and receive these benefits. Additionally, all of the Severance Agreements will contain non-competition and non-solicitation provisions.

Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

     This table shows, as of February 3, 2003, how many shares of our common stock are beneficially owned by stockholders who have reported or are known by us to have beneficial ownership of more than five percent of our common stock, our directors and our executive officers included in the Summary Compensation Table included in this Annual Report under the caption “Executive Compensation” (the “Named Executive Officers). There were 368,299,701 shares of common stock outstanding on February 3, 2003.

	Number of			Total Shares	Percent of
	Outstanding	Right to	Restricted	Beneficially	Outstanding
Name	Shares Owned(1)	Acquire(2)	Stock(3)	Owned	Shares

Harris Associates L.P. (4)	35,415,750	—	—	35,415,750	9.62%
Two North LaSalle Street, Suite 500 Chicago, IL 60602
Capital Research and Management Company (5)	29,458,600	—	—	29,458,600	8.00
333 South Hope Street Los Angeles, CA 90071
Albert Aiello	—	—	—	—	*
Fred Corrado	—	—	—	—	*
Jack L. Messman	583,441	1,503,569	349,308	2,436,318	*
Richard L. Nolan	10,000	141,875	—	151,875	*
Thomas G. Plaskett	—	—	—	—	*
John W. Poduska, Sr.	113,275	26,250	—	139,525	*
James D. Robinson, III	37,024	26,250	—	63,274	*
Carl S. Ledbetter	123,977	348,750	—	472,727	*
H. Carvel Moore	45,654	187,500	30,000	263,154	*
Christopher Stone	3,000	162,500	200,000	365,500	*
Gerard Van Kemmel	92,668	312,500	75,000	480,168	*
All current directors and executive officers as a group (14 persons)	1,112,684	3,289,006	714,308	5,115,998	1.38

*	less than 1%

(1)	Includes shares for which the named person has sole or shared voting and investment power, unless otherwise indicated in the footnotes. Excludes shares that may be acquired through stock option exercises or are restricted common stock holdings.

(2)	Includes shares that can be acquired through stock option exercises through April 4, 2003. These shares cannot be voted at the Annual Meeting unless the option is actually exercised prior to the record date.

(3)	These shares can be voted, but are subject to a vesting schedule, forfeiture risk and other restrictions.

(4)	Based upon a Schedule 13G filed February 14, 2003 by Harris Associates L.P. and Harris Associates Inc. (collectively, “Harris”) with the SEC. Harris Associates has shared voting power with respect to all shares, sole investment power with respect to 24,265,750 shares and shared investment power with respect to 11,150,000 shares. Harris has been granted the power to vote all shares in circumstances it determines to be appropriate in connection with assisting its advised clients to whom it renders financial advice in the ordinary course of business, by either providing information or advice to the persons having such power, or by exercising the power to vote. In addition, Harris serves as investment adviser to the Harris Associates Investment Trust (the “Trust”), and various officers and directors of Harris are also officers and trustees of the Trust. Harris does not consider that the Trust is controlled by such persons. The Trust, through its various series, owns 11,150,000 shares, which are included as shares over which Harris has shared voting and investment power, and thus, as shares beneficially owned by Harris because of Harris’ power to manage the Trust’s investments.

(5)	Based upon a Schedule 13G filed February 13, 2003 by Capital Research and Management Company (“Capital”) with the SEC. Capital is an investment advisor registered under Section 203 of the Investment Advisers Act of 1940 and is deemed to be the beneficial owner of the shares. Capital does not have voting power with respect to any of the shares, and has sole investment power with respect to all shares.

Equity Compensation Plan Information

     The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise price as of October 31, 2002. Material features of the 2000 Nonqualified Stock Option Plan and the Novell/SilverStream 2001 Stock Option Plan, which plans were not approved by stockholders, are described in Note K to the Consolidated Financial Statements filed as part of our Annual Report on Form 10-K for the year ended October 31, 2002.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

Equity compensation plans approved by security holders	59,882,488	$8.21	26,347,741
Equity compensation plans not approved by security holders	15,931,212	$6.13	14,531,785
Total	75,813,700	$7.75	40,879,526

Item 13. Certain Relationships and Related Transactions

     During 2002, Novell received consulting services from J.D. Robinson Incorporated. The consulting agreement between the Company and J.D. Robinson Incorporated with respect to the provision of those services provides for us to make payments of $200,000 per year to J.D. Robinson Incorporated for these services. Mr. Robinson, a member of our Board of Directors, is Chairman and Chief Executive Officer and the sole stockholder of J.D. Robinson Incorporated.

     On December 21, 2001, Novell formed a venture capital fund, Novell Technology Capital Fund I, L.P. (the “Fund”), and related entities that include Novell Technology GPLP I, L.P. (“GPLP”), the general partner of the Fund. During the third quarter of fiscal 2002, Novell decided to dissolve the Fund largely due to the difficulty of raising funds in the current market conditions. Novell had committed to an aggregate investment of $15,000,000 in the Fund and in GPLP, from which it was released. Mr. Messman, Chairman of our Board of Directors and our Chief Executive Officer and President, had committed to an investment in the Fund as a limited partner, from which he was released. Mr. Linsalata, Novell’s Senior Vice President, Planning, had committed to an investment in the Fund as a limited partner, and to a limited partnership investment in GPLP, from which he was released. Additionally, Mr. Linsalata would have been entitled to a portion of the amounts allocable to GPLP by the Fund. No amounts were distributed by the Fund or GPLP.

     Cambridge forwarded $94,886 in withholding taxes to federal and state tax authorities on December 31, 2000 in connection with vesting of restricted common stock in Cambridge owned by Mr. Messman. Through an oversight, these amounts were not withheld from Mr. Messman’s paycheck or otherwise paid by him even though information provided to him indicated the amounts had been withheld. Cambridge did not arrange with Mr. Messman for a repayment date or interest rate. When Novell acquired Cambridge in the summer of 2001, a receivable in this amount from Mr. Messman was transferred from Cambridge to Novell. Upon learning of this oversight, Mr. Messman repaid this amount and taxes on the imputed interest in January 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)

Date: February 28, 2003	By:	/s/ Joseph S. Tibbetts, Jr.

(Joseph S. Tibbetts, Jr.,
Senior Vice President, Chief Financial
Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Jack L. Messman, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Novell, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	[not applicable];

4.	[not applicable];

5.	[not applicable];

6.	[not applicable].

Date: February 28, 2003

/s/ Jack L. Messman
Jack L. Messman
President and Chief Executive Officer

I, Joseph S. Tibbetts, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K/A of Novell, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	[not applicable];

4.	[not applicable];

5.	[not applicable];

6.	[not applicable].

Date: February 28, 2003

/s/ Joseph S. Tibbetts, Jr.
Joseph S. Tibbetts, Jr.
Senior Vice President and
Chief Financial Officer