Form 10-Q
period 2003-01-31
NOVELL INC
filed 2003-03-17
CIK 758004

39




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                  (Mark one)
              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended January 31, 2003

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                         For the transition period from
                                       to
                                   -----------

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

                                   YES X NO __

As of February 28, 2003, there were 368,352,452 shares of the registrant's common stock outstanding.

Part I.  Financial Information
Item 1. Financial Statements

                                  NOVELL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      January 31, 2003              October 31, 2002
                                                                      ----------------              ----------------
Amounts in thousands, except share and per share data                      (Unaudited)
Assets
Current assets:
  Cash and short-term investments                                    $        650,755              $       635,858
  Receivables (less allowances of $33,522 - January 31,
    2003 and $39,676 - October 31, 2002)                                      159,710                      214,827
  Prepaid expenses                                                             30,894                       24,077
  Deferred income taxes                                                        18,930                       21,204
  Other current assets                                                         21,320                       23,572
                                                                     ----------------              ---------------

Total current assets                                                          881,609                      919,538

Property, plant and equipment, net                                            360,155                      369,189
Goodwill                                                                      179,210                      179,534
Intangible assets                                                              33,107                       36,351
Long-term investments                                                          65,238                       73,452
Deferred income taxes                                                          77,171                       74,323
Other assets                                                                   13,371                       12,678
                                                                     ----------------              ---------------

Total assets                                                         $      1,609,861              $     1,665,065
                                                                     ================              ===============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                   $         53,825              $        57,241
  Accrued compensation                                                         80,034                       87,778
  Other accrued liabilities                                                   113,433                      134,850
  Income taxes payable                                                         33,704                       36,294
  Deferred revenue                                                            265,220                      275,344
                                                                     ----------------              ---------------

Total current liabilities                                                     546,216                      591,507
                                                                     ----------------              ---------------

Minority interests                                                              7,792                        8,016
                                                                     ----------------              ---------------

Stockholders' equity:
  Common stock, par value $.10 per share:
    authorized - 600,000,000 shares:
    Issued -368,290,022 shares-January 31, 2003,
          367,537,926 shares-October 31, 2002                                  36,829                       36,753
  Preferred stock, par value $.10 per share:
    authorized - 500,000 shares, issued - 0 shares                                 --                           --
  Additional paid-in-capital                                                  298,161                      297,139

  Retained earnings                                                           726,775                      738,663
  Accumulated other comprehensive income (loss)                                   (13)                          57
  Other                                                                        (5,899)                      (7,070)
                                                                     -----------------             ----------------

Total stockholders' equity                                                  1,055,853                    1,065,542
                                                                     ----------------              ---------------

Total liabilities and stockholders' equity                           $      1,609,861              $     1,665,065
                                                                     ================              ===============

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                           Three Months Ended
                                                                              January 31, 2003             January 31, 2002
Dollars in thousands, except per share data
  New software licenses                                                      $        61,038               $        71,638
  Maintenance and services                                                           198,933                       206,221
                                                                             ---------------               ---------------
Net revenue                                                                          259,971                       277,859
                                                                             ---------------               ---------------

  New software license costs                                                           5,222                         6,632
  Maintenance and service costs                                                       92,342                       110,937
                                                                             ---------------               ---------------
Cost of revenue                                                                       97,564                       117,569
                                                                             ---------------               ---------------

Gross profit                                                                         162,407                       160,290
                                                                             ---------------               ---------------

Operating expenses:
  Sales and marketing                                                                 98,305                        85,476
  Product development                                                                 42,922                        43,013
  General and administrative                                                          27,345                        30,325
                                                                             ---------------               ---------------

Total operating expenses                                                             168,572                       158,814
                                                                             ---------------               ---------------

Income (loss) from operations                                                         (6,165)                        1,476
                                                                             ---------------               ---------------

Other income (expense), net
  Investment income (expense)                                                         (7,140)                        2,608
  Other, net                                                                             951                         7,846
                                                                             ---------------               ---------------

Other income (expense), net                                                           (6,189)                       10,454
                                                                             ----------------              ---------------

Income (loss) before taxes                                                           (12,354)                       11,930

Income tax expense (benefit)                                                            (466)                        3,579
                                                                             ----------------              ---------------

Net income (loss)                                                            $       (11,888)              $         8,351
                                                                             ================              ===============

Net income (loss) per share:
Basic                                                                        $        (0.03)               $         0.02
Diluted                                                                      $        (0.03)               $         0.02

Weighted average shares outstanding:
Basic                                                                                368,075                       362,428
Diluted                                                                              368,075                       362,970

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended
Dollars in thousands                                                           January 31, 2003          January 31, 2002
                                                                               ----------------          ----------------
Cash flows from operating activities
Net income (loss)                                                               $     (11,888)            $       8,351
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of fixed assets                                                             (365)                   (8,762)
Depreciation and amortization                                                          19,861                    18,888
Loss on impaired investments and fixed assets                                          10,800                     5,440
Decrease in receivables                                                                55,117                    67,958
(Increase) decrease in prepaid expenses                                                (6,817)                    2,745
(Increase) decrease in deferred income taxes                                             (684)                       65
Decrease in other current assets                                                        2,252                     7,005
Decrease in accounts payable                                                           (3,416)                  (20,502)
Decrease in other current liabilities, net                                            (29,252)                  (44,300)
Decrease in deferred revenue                                                          (10,124)                  (16,222)
                                                                                --------------            --------------

   Net cash provided by operating activities                                           25,484                    20,666
                                                                                -------------             -------------

Cash flows from financing activities
Issuance of common stock, net                                                           1,098                     1,712
                                                                                -------------             -------------

   Net cash provided by financing activities                                            1,098                     1,712
                                                                                -------------             -------------

Cash flows from investing activities
Expenditures for property, plant and equipment                                        (16,875)                   (2,517)
Proceeds from the sale of property, plant and equipment                                   785                    16,050
Purchases of short-term investments                                                  (204,587)                 (246,172)
Maturities of short-term investments                                                   11,156                   140,877
Sales of short-term investments                                                        26,780                   113,363
Cash paid for Volera minority interest shares                                          (1,050)                       --
Expenditures for long-term investments                                                 (3,104)                   (7,658)
Other                                                                                   8,148                     2,075
                                                                                -------------             -------------

   Net cash (used for) provided by investing activities                              (178,747)                   16,018
                                                                                --------------            -------------

Total (decrease) increase in cash and cash equivalents                               (152,165)                   38,396

Cash and cash equivalents - beginning of period                                       463,987                   337,927
                                                                                -------------             -------------

Cash and cash equivalents - end of period                                             311,822                   376,323

Short-term investments - end of period                                                338,933                   359,196
                                                                                -------------             -------------

Cash and short-term investments - end of period                                 $     650,755             $     735,519
                                                                                =============             =============

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS


A.   Quarterly Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As discussed under the subheading "Critical Accounting Policies" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," actual results could differ materially from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with our fiscal 2002 Annual Report on Form 10-K. These financial statements do include all normal recurring adjustments that we believe are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Certain reclassifications, none of which affected net loss, have been made to the prior years' amounts in order to conform to the current year's presentation.

B.   Foreign Currency Translation

     Due to increased activity in non-U.S. dollar currencies, beginning November 1, 2002 we have determined the functional currency of all of our international subsidiaries, except for our Irish subsidiaries, to be the local currency. These subsidiaries generate and expend cash primarily in their respective local currency. Assets and liabilities of these subsidiaries are translated at current exchange rates prevailing during the year. Such translation adjustments are recorded in accumulated other comprehensive income (loss). Previously, the functional currency of our international subsidiaries, except CTP international subsidiaries, SilverStream international subsidiaries, Novell Japan, and Novell India, was the U.S. Dollar.

C.   Cash and Short-term Investments

     We consider all highly liquid debt instruments purchased with a term to maturity of three months or less to be cash equivalents. Short-term investments are widely diversified, consisting primarily of investment grade securities that either mature within the next 12 months or have other characteristics of short-term investments. These include:

        oVariable rate preferred stock instruments that are publicly traded and earn dividends periodically at a rate set on an auction. These instruments have auction dates within 180 days of the prior auction date.

        oFixed income securities, which have contractual maturities ranging from zero to seven years. These securities are available to be used for current operations and thus are classified as short-term investments, even though some maturities may extend beyond one year.

     No other short-term investments have contractual maturities. All marketable debt and equity securities that are included in cash and short-term investments are considered available-for-sale and are carried at fair market value. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income (loss), net of tax, after any applicable tax valuation allowances (see Note M). Fair market values are based on quoted market prices where available; if quoted market prices are not available, the fair market values are based on quoted market prices of similar instruments of companies that are comparable in size, product offerings, and market sector. When securities are sold, their cost is determined based on the specific identification method.
     The following is a summary of cash and short-term investments, all of which are considered available-for-sale.

                                                                        Gross          Gross         Fair Market
                                                      Cost at        Unrealized      Unrealized        Value at
 (Amounts in thousands)                          January 31, 2003       Gains          Losses      January 31, 2003
                                                 ----------------       -----          ------      ----------------
 Cash and cash equivalents:
   Cash                                             $   150,309       $       --     $       --       $   150,309
   Government and agency securities                       8,101               --             --             8,101
   Corporate obligations                                 23,702               --             --            23,702
   Money market funds                                   129,710               --             --           129,710
                                                    -----------       ----------     ----------       -----------
           Total cash and cash equivalents              311,822               --             --           311,822
                                                    -----------       ----------     ----------       -----------
 Short-term investments:
   Variable rate instruments                            100,052               --             (3)          100,049
   Government and agency securities                      83,495              345            (18)           83,822
   Corporate obligations                                146,117            2,745            (36)          148,826
   Equity securities                                      6,240              597           (601)            6,236
                                                    -----------       ----------     -----------     ------------
           Total short-term investments                 335,904            3,687           (658)          338,933
                                                    -----------       ----------     -----------     ------------

           Total cash and short-term investments    $   647,726       $    3,687     $     (658)     $    650,755
                                                    ===========       ==========     ===========     ============


                                                                        Gross           Gross        Fair Market
                                                      Cost at         Unrealized     Unrealized        Value at
(Amounts in thousands)                           October 31, 2002       Gains          Losses      October 31, 2002
                                                 ----------------       -----          ------      ----------------
Cash and cash equivalents:
  Cash                                             $     179,098     $        --      $       --     $    179,098
  Government and agency securities                        60,121              --              --           60,121
  Corporate obligations                                   23,219              --              --           23,219
  Money market funds                                     201,549              --              --          201,549
                                                   -------------     -----------      ----------     ------------
          Total cash and cash equivalents                463,987              --              --          463,987
                                                   -------------     -----------     -----------     ------------
Short-term investments:
  Variable rate instruments                               14,499               1              --           14,500
  Government and agency securities                        38,025             379              --           38,404
  Corporate obligations                                  110,746           2,533            (113)         113,166
  Equity securities                                        5,982             368            (549)           5,801
                                                   -------------     -----------      ----------     ------------
          Total short-term investments                   169,252           3,281            (662)         171,871
                                                   -------------     -----------      ----------     ------------

          Total cash and short-term investments    $     633,239     $     3,281      $     (662)    $    635,858
                                                   =============     ===========      ==========   --============

     During the first three months of fiscal 2003, we realized gains of $0.4 million and realized losses of $0.1 million from the sale of short-term investments. During the first quarter of fiscal 2002, we realized gains of $3 million and realized losses of $0.1 million from the sale of short-term investments.

     We routinely review all of our investments for impairment. We did not record any impairment losses on short-term investments during the first quarters of fiscal 2003 or fiscal 2002.

     As of January 31, 2003, we had $3 million of cash restricted in support of outstanding letters of credit.

D.   Long-term Investments

     The primary components of long-term investments as of January 31, 2003 were investments made through the Novell Venture account or the Cambridge Technology Capital Fund I L.P. ("CTC I"), and direct investments we made for strategic purposes in equity securities of privately-held companies. Long-term investments are accounted for initially at cost and written down to fair market value when indicators of impairment are deemed to be other than temporary.

     We routinely review our investments in private securities and venture funds for impairment. To assess impairment we analyze forecasted financial performance of the investees, the liquidation preference value of the stock we hold, and our estimate of the potential for investment recovery based on all these factors. During the first quarters of fiscal 2003 and fiscal 2002, we recognized impairment losses on long-term investments totaling $11 million and $5 million, respectively. As of January 31, 2003 and 2002, there were no unrealized losses on our long-term equity investments.

E.   Goodwill and Intangible Assets

     Goodwill includes approximately $128 million from the July 2002 acquisition of SilverStream, approximately $43 million from the July 2001 acquisition of Cambridge, and approximately $9 million related to several small technology-related acquisitions. Beginning November 1, 2002, we reorganized our operations and began reporting our financial results in four new segments, three are based on geographic area and the fourth being Celerant management consulting. The geographic segments are Americas, EMEA, and Asia Pacific. The Americas segment includes the United States, Canada, and Latin America. The EMEA segment includes Eastern and Western Europe, Middle East, and Africa. The Asia Pacific segment includes China, Japan, Southeast Asia, Australia, New Zealand, and India. Prior to November 1, 2002, we operated and reported financial results based on business segments: product, consulting, and Volera, Inc. The following is a summary of goodwill reallocated to the new segments:

     (Amounts in thousands)                  Americas       EMEA        Asia        Celerant      Total
                                             --------       ----        -----       --------      -----
                                                                       Pacific

     Balance as of November 1, 2002         $  69,842     $  60,447    $   6,745   $  42,500    $  179,534
     Adjustments                                 (324)           --           --          --          (324)
                                            ----------    ---------    ---------   ---------    -----------
     Balance as of January 31, 2003         $  69,518     $  60,447    $   6,745   $  42,500    $  179,210
                                            =========     =========    -========   =========    ==========


     The following is a summary of intangible assets:

          (Amounts in thousands)                                  January 31, 2003        October 31, 2002
                                                                  ----------------        ----------------

          Developed technology                                       $     29,525            $     32,769
          Trade names                                                       3,582                   3,582
                                                                     ------------            ------------
            Total intangible assets                                  $     33,107            $     36,351
                                                                     ============            ============

     Developed technology relates primarily to the exteNd product line that we acquired as a part of our July 2002 acquisition of SilverStream Software, Inc. and is amortized over three years. Amortization for the first quarters of fiscal 2003 and fiscal 2002 totaled $3 million and $1 million, respectively. Trade names relate to the SilverStream individual product names, which we continue to use. Trade names have an indefinite life and therefore are not amortized but are reviewed for impairment at least annually.

F.   Income Taxes

     Our estimated effective tax rate before investment impairment losses for the first quarter of fiscal 2003 was 30%. The actual tax benefit rate for the quarter was 3.8%. The effective tax rate for fiscal 2002 was 12%. The fiscal 2003 effective tax rate differed from the effective tax rate for 2002 primarily because of differences in the amount of non-deductible items in each period and the forecasted income before taxes. No tax benefit for the investment impairment losses was taken in the first quarter of fiscal 2003 because corporations can only use capital losses to offset capital gains. We cannot be assured at this time that we can generate sufficient capital gains during the five-year carry-over period to recognize the tax benefit of the capital losses. Accordingly, a valuation allowance has been established against the capital loss amounts we may not be able to recognize.

     We paid income taxes of $3 million in the first quarter of fiscal 2003 and $1 million during the same period of fiscal 2002.

G.   Line of Credit

     We currently have a $15 million unsecured revolving bank line of credit, which expires on March 3, 2004. The line can be used for either letter of credit or working capital purposes and is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect our operations. At January 31, 2003, there were standby letters of credit of $7 million outstanding under this agreement.

     In addition, at January 31, 2003, we had outstanding letters of credit totaling $2.5 million, primarily related to lease guarantees, which have largely been collateralized.

H.       Restructuring

     During the second quarter of fiscal 2002, we recorded a pre-tax restructuring charge of approximately $20 million resulting from our continued migration towards becoming a solutions provider and as a result of changing business needs. Specific actions taken included reducing our workforce worldwide by approximately 50 employees (less than 1%), consolidating facilities, closing offices in unprofitable locations, and disposing of excess property and equipment. The following table summarizes the activity during the first quarter of fiscal 2003 related to the second quarter fiscal 2002 restructuring.

                                                                    Balance at                             Balance at
                                                       Original     October 31,      Cash      Non-Cash    January 31,
                                                        Charge         2002        Payments     Charges       2003
                                                        ------     -----------   ------------ ----------  -----------
    (Amounts in thousands)
    Severance and benefits                             $ 14,748      $  4,258      $   1,648    $     --    $  2,610
    Excess facilities and property and equipment          5,146         4,221            528          --       3,693
    Other restructuring-related costs                       492           300             --          --         300
                                                       --------      --------      ---------    --------    --------
                                                       $ 20,386      $  8,779      $   2,176    $     --    $  6,603
                                                       ========      ========      =========    ========    ========

     As of January 31, 2003, the remaining balance of the second quarter of fiscal 2002 restructuring charge included accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period not to exceed three years, and redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

     During the fourth quarter of fiscal 2001, we recorded $51 million of pre-tax restructuring charges resulting from the restructuring of our operations in light of changes in general market conditions, changing customer demands, and the evolution of our business strategy. This business strategy focuses on Net business solutions designed to secure and power the networked world across leading operating systems. The execution of this strategy included refining our consulting initiatives, refocusing research and development efforts, defining sales and marketing efforts to be more customer and solutions oriented, and adjusting our overall cost structure given current revenue levels and our direction.

     Specific actions included reducing our workforce worldwide by approximately 1,100 employees (approximately 16%), consolidating excess facilities and disposing of excess property and equipment, terminating a management consulting contract that no longer fit with our strategic focus, and abandoning and writing off technologies that no longer fit within our new strategy. We also realigned our remaining resources to better manage our business.

     The following table summarizes the costs and activities during the first quarter of fiscal 2003 related to the fourth quarter 2001 restructuring.

                                                                   Balance at                 Non-Cash     Balance at
                                                      Original     October 31,     Cash       Charges/     January 31,
                                                        Charge        2002       Payments    Adjustments      2003
                                                        ------    -----------  ------------ ------------  -----------
    (Amounts in thousands)
    Severance and benefits                              $ 32,793    $  1,117     $      98    $     --      $  1,019
    Excess facilities and property and equipment          10,896       4,651           985          --         3,666
    Other restructuring-related costs                      6,973         624           101          --           523
                                                        --------    --------     ---------    --------       -------
                                                        $ 50,662    $  6,392     $   1,184    $     --      $  5,208
                                                        ========    ========     =========    ========      ========

     As of January 31, 2003, the remaining balance of the fourth quarter 2001 restructuring charge included accrued liabilities largely related to severance and benefits, which will be paid out during fiscal 2003, and excess facilities costs, which will be paid over the respective remaining lease terms.

     During the third quarter of fiscal 2001, we recorded a pre-tax restructuring charge of approximately $30 million as a result of our July 2001 acquisition of Cambridge Technology Partners and changes in our business to move towards a Net business solutions strategy. Specific actions included reducing our workforce worldwide by approximately 280 employees across all functional areas (approximately 5% before the addition of Cambridge), consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within our new strategy, and discontinuing unprofitable product lines. The following table summarizes the activity during the first quarter of fiscal 2003 related to the third quarter 2001 restructuring costs.

                                                                    Balance at                           Balance at
                                                        Original     October 31,     Cash      Non-Cash   January 31,
                                                         Charge         2002       Payments     Charges      2003
                                                         ------     -----------  ------------ ---------- -----------
    (Amounts in thousands)
    Excess facilities and property and equipment         $ 10,740     $  3,889      $    250    $    --   $   3,639
    Severance and benefits                                 15,978           --            --         --          --
    Other restructuring-related costs                       3,675          137            --         --         137
                                                         --------     --------      --------    -------   ---------
                                                         $ 30,393     $  4,026      $    250    $    --   $   3,776
                                                         ========     ========      ========    =======   =========

     As of January 31, 2003, the remaining balance of the third quarter 2001 restructuring charge included accrued liabilities largely related to excess facilities costs, which will be paid over the respective remaining lease terms.

I.   Guarantees

     During the first quarter of fiscal 2002, we sold our subsidiary in the Czech Republic. As a part of this transaction, we provided a guarantee to the landlord of the Czech building whereby we agreed to pay any and all monies due under the lease including legal fees if the new lessee defaults on the lease. During the first quarter of fiscal 2003, we paid approximately $0.1 million against this guarantee and estimate that we could be liable for an additional $0.4 million plus legal fees, if the new lessee continues in default.

     As an element of our standard contract terms, we include an indemnification clause in our agreements with our customers that indemnify the licensee against certain liability and damages arising from intellectual property infringement claims arising from their use or distribution of our software. These terms are common in the high technology industry. We do not record a liability for potential litigation claims related to indemnification agreements with our customers. We do not believe the likelihood of a material obligation is probable.

     We also have some outstanding intercompany guarantees, which guarantee payment of certain intercompany obligations to our subsidiaries.

J.   Commitments and Contingencies

     The Board of Directors established the Novell Venture account within our investment portfolio for the purpose of making investments in privately-held companies for the promotion of our business and strategic objectives, mainly small capitalization stocks in the high technology industry sector, and in funds managed by venture capitalists. As of January 31, 2003, we had a balance of $51 million related to investments in various venture capital funds and had commitments to contribute an additional $70 million to these funds over the next three to four years, upon request by the fund managers. As a result of our acquisition of Cambridge, we also own both limited and general partnership interests in CTC I of approximately 24%. As of January 31, 2003, we had an investment balance of $0.6 million in CTC I and had commitments to contribute up to an additional $0.3 over the next three to four years.

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

     SilverStream and several of its former officers and directors, as well as the underwriters who handled SilverStream's two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of these issuers, including SilverStream's. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court. A Consolidated Amended Complaint with respect to all of these complaints was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. All issuers, including SilverStream, filed a Motion to Dismiss on July 15, 2002. We believe that SilverStream and its former officers and directors have meritorious defenses to the claims made in the complaints and intend to contest the claims against SilverStream and its former directors and officers vigorously. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations, or cash flows.

     In February 1998, a suit was filed in the U.S. District Court, District of Utah, against us and certain of our officers and directors, alleging violation of federal securities laws by concealing the true nature of our financial condition and seeking unspecified damages. The lawsuit was brought as a purported class action on behalf of purchasers of our common stock from November 1, 1996 through April 22, 1997. After a first dismissal of the suit on November 3, 2000 and a subsequent amendment to the complaint filed on February 20, 2001, the U.S. District Court dismissed the amended complaint with prejudice for failure to state a claim. The Order of Dismissal was entered on April 16, 2002 and the plaintiffs have filed a Notice of Appeal to the Tenth Circuit Court of Appeals. We intend to vigorously defend the upholding of the U.S. District Court's ruling. While there can be no assurance as to the ultimate disposition of the lawsuit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations, or cash flows.

     We are a party to a number of additional legal claims arising in the ordinary course of our business. We believe that the ultimate resolution of these claims will not have a material adverse effect on our financial position, results of operations, or cash flows.

K.   Segment Information

     Beginning November 1, 2002, we reorganized our operations and began reporting our financial results in four new segments, three are based on geographic area and a fourth being Celerant management consulting. The geographic segments are Americas, EMEA, and Asia Pacific. Performance is evaluated by our Chief Executive Officer and Worldwide Management Committee, our chief decision makers, and is based on reviewing revenue and segment operating income (loss) information for each of the geographic segments. These geographic segments include:

      o     Americas - includes the United States, Canada, and Latin America
      o     EMEA - includes Eastern and Western Europe, Middle East, and Africa
      o Asia Pacific -includes China, Japan, Southeast Asia, Australia, New Zealand, and India

     All geographic segments sell our software, licenses and services offerings. These offerings are sold in the U.S. via direct, OEM, reseller, and distributor channels, and internationally are sold directly and through distributors who sell to dealers and end users

     For the first quarters of fiscal 2003 and fiscal 2002, sales in the U.S. were $124 million and $147 million, respectively. Sales to international customers were approximately $136 million and $131 million, respectively. In the first quarter of fiscal 2003 and fiscal 2002, 76% and 75%, respectively, of our international sales were in Europe. No single international location accounted for more than 10% of our total revenue.

     Operating results by segment

                                                  Quarter ended January 31, 2003      Quarter ended January 31, 2002
                                                  ------------------------------      ------------------------------
                                                                     Operating                           Operating
                                                  Net Revenue      Income (Loss)      Net Revenue      Income (Loss)
                                                  -----------      -------------      -----------      -------------
    (Amounts in thousands)
      Americas                                   $  131,841        $   53,870        $  150,022        $   66,131
      EMEA                                           81,727            29,075            79,785            31,725
      Asia Pacific                                   17,857               918            19,049             2,123
      Common unallocated operating costs                 --           (89,703)               --           (96,821)
                                                 ----------        ----------        ----------        ----------
    Total geographical segments                     231,425            (5,840)          248,856             3,158
    Celerant management consulting                   28,546               (70)           29,003                 9
    Unallocated integration costs                        --              (255)               --            (1,691)
                                                 ----------        -----------       ----------        -----------
    Operating income (loss) per statement of
        operations                               $  259,971        $   (6,165)       $  277,859        $    1,476
                                                 ==========        ===========       ==========        ==========

     Common unallocated operating costs include corporate services common to all segments such as corporate sales and marketing, product development, corporate general and administrative costs, and corporate infrastructure costs. Celerant does not utilize these corporate services.

     In addition, the chief decision makers review revenue by solution category, all of which are included in the geographic segment revenue. These solution categories are:

o Identity management and secure web services - solutions that help customers with their identity management and security issues. Products include Secure-Login/Single Sign-On, DirXML, iChain, exteNd, and BorderManager. This category is branded as Nsure and exteNd.
o Cross platform services - solutions that offer an effective and open approach to networking and collaboration services, including file, print, messaging, scheduling, workspace, etc. while using a cross-platform approach. Products include NetWare, GroupWise, ZEN, and Novell iFolder. This category is branded as Nterprise.
o Worldwide services - comprehensive worldwide IT consulting and support services that apply Net business solutions to our customers' business situations, providing the business knowledge and technical expertise to help our customers implement our identity management, secure web services, and cross platform services. This category is branded as Ngage.

     Revenue by solution category

                                                             Quarter ended January 31,
                                                                2003           2002
                                                                ----           ----
     (Amounts in millions)
       Identity management and secure web services          $   23,145      $   16,849
       Cross platform services                                 135,852         150,005
                                                            ----------      ----------
     Total software licenses and maintenance                   158,997         166,854
     Worldwide services                                         72,428          82,002
                                                            ----------      ----------
     Total IT software and solutions                           231,425         248,856
     Celerant management consulting                             28,546          29,003
                                                            -----------     ----------
     Total net revenue                                      $  259,971      $  277,859
                                                            ==========      ==========

     Separate financial information is not evaluated by business segment in regards to asset allocation. Prior to November 1, 2002, we operated and reported financial results based on three business segments: product, consulting, and Volera, Inc.

     There were no customers accounting for more than 10% of total revenue during the first quarter of fiscal 2003 or fiscal 2002.

L.   Net Income (Loss) Per Share

     Earnings per share were calculated as follows:

                                                                    Quarter Ended
     (Amounts in thousands, except per share data)        January 31, 2003   January 31, 2002
                                                          ----------------   ----------------
     Basic net income per share computation
     Net income (loss)                                       $   (11,888)       $     8,351
                                                             ============       ===========
     Weighted average shares outstanding                         368,075            362,428
     Basic net income (loss) per share                       $    (0.03)        $     0.02
                                                             ===========        ==========

     Diluted net income per share computation
     Net income (loss)                                       $   (11,888)       $     8,351
                                                             ============       ===========
     Weighted average shares outstanding                         368,075            362,428
     Incremental shares attributable to exercise of
      outstanding options (treasury stock method)                     --                542
                                                             -----------        -----------
       Total                                                     368,075            362,970
     Diluted net income (loss) per share                     $    (0.03)        $     0.02
                                                             ===========        ==========

M.   Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, for the first quarters of fiscal 2003 and 2002, were as follows:

                                                                Quarter Ended
     (Amounts in thousands)                               January 31, 2003   January 31, 2002
                                                          ----------------   ----------------
     Net income (loss)                                       $   (11,888)       $     8,351
     Change in net unrealized gain/loss on investments
                                                                     301               (246)
     Change in cumulative translation adjustment                    (371)             1,367
                                                             ------------       -----------
     Comprehensive income (loss)                             $   (11,958)       $     9,472
                                                             ============       ===========

     The components of accumulated other comprehensive income (loss), net of related tax, at January 31, 2003 and October 31, 2002 are as follows:

                                                          January 31, 2003   October 31, 2002
     (Amounts in thousands)
     Net unrealized gain on investment                       $     2,505        $     2,204
     Cumulative translation adjustment                            (2,518)            (2,147)
                                                             ------------       ------------
     Accumulated other comprehensive income (loss)           $       (13)       $        57
                                                             ============       ===========

N.   Stock Option and Other Equity Plans

     At January 31, 2003, we had authorized stock option and other equity plans under which options to purchase shares of our common stock could be granted to employees, consultants and outside directors. We apply the intrinsic value method in accounting for our stock option and equity plans. Accordingly, no compensation expense (except compensation expense related to restricted stock purchase grants, below-market option grants, and grants to non-employees) has been recognized for our stock option and other equity plans. If compensation expense for our stock option and other equity plans had been determined based on the fair value method of accounting for stock grants, using Black-Sholes, our net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below.

                                                                    Quarter Ended
                                                          January 31, 2003   January 31, 2002
      (Amounts in thousands, except per share data)
           Net income (loss):
             As reported                                     $   (11,888)       $   8,351
             Pro forma *                                     $   (20,116)       $  (6,131)
           Net income (loss) per share:
             As reported basic                               $    (0.03)        $    0.02
             Pro forma basic *                               $    (0.05)        $   (0.02)
             As reported diluted                             $    (0.03)        $    0.02
             Pro forma diluted *                             $    (0.05)        $   (0.02)

       * Pro forma amounts have been adjusted to reflect the impact of including compensation expense related to our stock option and other equity plans.

     For the purpose of the above table, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first quarters of fiscal 2003 and fiscal 2002: a risk-free interest rate of approximately 2.85% and 4.19%, respectively; a dividend yield of 0.0% for both quarters; a weighted-average expected life of five years for both quarters; and a volatility factor of the expected market price of our common stock of 0.89 and 0.86, respectively. The weighted average fair value of options granted in the first quarters of fiscal 2003 and fiscal 2002 was $2.13 and $3.00, respectively.

     We do not recognize compensation expense related to employee purchase rights under our 1989 Employee Stock Purchase Plan. Pro forma compensation expense is estimated for the fair value of the employees' purchase rights using the Black-Scholes model. Due to the timing of the offering, no expense is included in the first quarter of fiscal 2003.

O.   Derivative Instruments

     A large portion of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro, Japanese yen, and certain other European, Latin American and Asian currencies. To protect against reductions in value caused by changes in foreign exchange rates, we have established balance sheet and intercompany hedging programs. We hedge currency risks of some assets and liabilities denominated in foreign currencies through the use of one-month foreign currency forward contracts.

     We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the quarter-end, the fair value of the derivatives as of January 31, 2003 is insignificant. Gains and losses recognized during the quarter on these foreign currency contracts are recorded as other income or expense and would generally be offset by corresponding losses or gains on the related hedged items, resulting in negligible net exposure to our financial statements.

     We do not currently hedge currency risks related to revenue or expenses denominated in foreign currencies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. In some cases, such forward-looking statements may be identified by the use of words such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue" or the negative thereof or other comparable words. Such forward-looking statements include statements regarding, among other things, our revenue expectations, future business strategies, market conditions and opportunities, and liquidity. All forward-looking statements are based on management's current expectations and information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from management's expectations and the results discussed in such forward-looking statements as a result of a number of factors, which include, but are not limited to, those set forth below in the section titled "Risk Factors Affecting Future Results of Operations."

Introduction

Novell, Inc. has been a pioneer in the field of computer networking since our development and release of NetWare in the mid 1980s. As a result of our 20 years of expertise as a leader in the field of computer networking, we have over a thousand of the best networking engineers in the world. These engineers work closely with our highly-qualified consulting force to create world-class IT solutions. We are extraordinarily proud of our people, the skills that they have and the dedication that they bring to our company. Leveraging this expertise, we expect to continue our evolution of our cross platform strategy and become the leading company in providing cross platform solutions, secure Web services, and secure identity management. Our solutions leverage our network expertise and the Web to help to create a world without information boundaries.

Today we provide Net business solutions across a myriad of platforms designed to secure and power the networked world, helping organizations solve complex business challenges, simplify their systems and processes, and capture new opportunities. Net business solutions include software applications and consulting services that were developed using open Internet standards and our own eDirectoryTM network infrastructure products, support highly distributed network solutions and capitalize on the growth of the Internet. With both software and services offerings, we can determine how Net business solutions can be used by an organization and the requirements necessary to ensure proper security and access. This can then be turned into a Net solutions approach that helps our customer deliver the right information, to the right individual, at the right time, and on the right device.

In addition, our Net business solutions include essential network management, messaging, and collaboration capabilities integrated through our directory services. Networks are inherently a varied mix of business process, infrastructure, computer systems, applications, and other devices. Our software provides the framework and applications for managing, maintaining, and accessing the information and services of these networks.

Our training, service and support, and consulting groups also support our Net business solutions by providing worldwide consulting, training, developer, and distribution channel programs that support our product offerings.

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires us to make an accounting estimate based on assumptions about matters that are highly uncertain at the time the accounting estimate is made, and if different estimates that reasonably could have been used, or if changes in the accounting estimate that are reasonably likely to occur periodically, could materially change the financial statements. We consider certain accounting policies related to revenue recognition, impairment of long-lived assets, and valuation of deferred tax assets to be critical accounting policies due to the estimation processes involved in each.

Revenue recognition. Revenue from our Celerant consulting business and about half of the revenue from our IT consulting group within our worldwide services business is derived from fixed-price, fixed-time contracts, which require the accurate estimation of the cost, scope, and duration of each engagement. Revenue and the related costs for these projects are recognized using the percentage of completion method, using time-to-completion to measure the percent complete with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations.

We record a provision against revenue for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. We also record a provision to operating expense for bad debts resulting from customers' inability to pay for the products or services they have received due to such factors as bankruptcy. These estimates are based on historical sales returns and bad debt data, analysis of credit memo data, and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns or bad debts, revenue or net income could be over or understated.

Long-lived Assets. Our long-lived assets include fixed assets, long-term investments, goodwill and other intangible assets. At January 31, 2003, our long-lived assets included $360 million of net fixed assets, $65 million of long-term investments, $179 million of goodwill, $33 million of identifiable intangible assets, and $96 million of current and non-current net deferred tax assets.

Property, Plant and Equipment. We periodically review our property, plant and equipment for impairment in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." In determining whether an asset is impaired, we must make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset, and other related factors. If these estimates or their underlying assumptions change, we may be required to record impairment charges for these assets. For example, in the fourth quarter of fiscal 2002, we determined that our facilities in San Jose, California and a small building in Provo, Utah had become impaired due to changes in the intended use of the facilities, as well as changes in the local commercial real estate market. This resulted in a pre-tax, non-cash impairment charge of $80 million. Depending upon relevant factors, such as our decision to change our intentions for our facilities and place them for sale, or the continuing decline in real estate market conditions, we could be required to record further impairment charges.

Long-term Investments. The fair value of long-term investments is dependant on the actual financial performance of the companies and venture funds in which we have invested, the investee's market value, and the volatility inherent in the external markets for these investments. In assessing potential impairment for these privately-held equity investments, we consider these factors as well as the forecasted financial performance of our investees, liquidation preference value of the stock we hold, and estimated potential for investment recovery based on all these factors. If any of these factors indicates that the investment has become other-than-temporarily impaired, we may have to record additional impairment charges not previously recognized. During the first quarter of fiscal 2003, we recognized $11 million of impairment losses related to our long-term investments. If general market conditions do not improve, or if any of the companies or venture funds included in long-term investments do not meet performance goals, our investments could become other-than-temporarily impaired as their values decline, causing us to record further investment impairment charges.

Goodwill and Intangible Assets. In assessing the recoverability of our goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

We completed our annual impairment review under Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," based on August 1, 2002 balances and determined that there was no impairment as of that date. However, changes in the assumptions used in the analysis could have changed the resulting outcome. For example, to estimate the fair value of our reporting units, management made estimates and judgments about future cash flows based on our fiscal 2003 forecast and current long-range plans used to manage the business. These long-range estimates could change in the future depending on internal changes in the Company as well as external factors. Future changes in estimates could possibly result in a non-cash goodwill impairment that could have a material adverse impact on our financial condition and results of operations.

In connection with our acquisition of SilverStream, we acquired developed technology related to Silverstream's exteNd products that could be combined with our products and services. The value of this intangible asset was determined using expected future cash flows for the exteNd products as well as the combined products, and an estimated discount factor to account for risks associated with the product business and future versions of the exteNd products. We also periodically review our identifiable intangible assets for impairment in accordance with Statement of SFAS 144. In determining whether an intangible asset is impaired, we must make assumptions regarding estimated future cash flows from the asset, intended use of the asset and other related factors. If the estimates or the related assumptions used to determine the value of the intangible assets change, we may be required to record impairment charges for these assets. For example, if we were to abandon our products which integrate the exteNd Web-based technology that we acquired from SilverStream, or if the sales forecasts for these secure Web services products were to change, we could be required to record an impairment charge in future periods.

Deferred Tax Assets Carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly. During the quarter ended January 31, 2003, we recorded $5 million of valuation allowances related to the increase in our net deferred tax assets that we are may not be able to recognize in future periods.

Results of operations

Revenue

                                                    Quarter ended January 31,
                                                       2003          2002           Change
        (Dollars in millions)
          New software licenses                    $       61    $        72        (15)%
          Maintenance and services                        199            206         (4)%
                                                   ----------    -----------
        Total net revenue                          $      260    $       278         (6)%
                                                   ==========    ===========

New software licenses revenue decreased in the first quarter of fiscal 2003 compared to the same period of fiscal 2002 primarily due to a weakened demand for our solutions in the U.S. as a result of the weak economic environment and continuing decline in the demand for our Netware products. Maintenance and services revenue includes software maintenance, technical support, education, and consulting services. Maintenance and services revenue also declined in the first quarter of fiscal 2003 compared to the same period in fiscal 2002, largely due to a weakened demand for our IT consulting services in the U.S. as a result of the weak economic environment.

Beginning November 1, 2002, we reorganized our operations and began reporting our financial results in four new segments, three are based on geographic area and a fourth, Celerant management consulting. The geographic segments include:

   o     Americas - includes the United States, Canada, and Latin America
   o     EMEA - includes Eastern and Western Europe, Middle East, and Africa
   o     Asia Pacific -includes China, Japan, Southeast Asia, Australia,
         New Zealand, and India

Company performance is evaluated by our Chief Executive Officer and Worldwide Management Committee, our chief decision makers, based on reviewing revenue and segment operating income (loss) for each of the segments above. Separate financial information is not evaluated by business segment in regards to asset allocation.

                                                    Quarter ended January 31,
                                                       2003          2002           Change
        (Dollars in millions)
          Americas                                 $      132    $       150        (12)%
          EMEA                                             82             80          2%
          Asia Pacific                                     18             19         (6)%
          Celerant                                         28             29         (2)%
                                                   ----------    -----------
        Total net revenue                          $      260    $       278         (6)%
                                                   ==========    ===========

Revenue in the Americas decreased during the first quarter of fiscal 2003 compared to the same period of fiscal 2002 due to poor market conditions and a temporary distraction to our selling efforts in the U.S. while we transferred certain of our customer accounts from our sales force to our channel partners. Revenue increases in EMEA during the first quarter of fiscal 2003 were due to favorable foreign exchange rates and recovering European market conditions, which resulted in greater demand for our products and services. The decrease in revenue in Asia Pacific was primarily due to a weak Japanese economy. Celerant worldwide revenue decreased slightly in the first quarter of fiscal 2003 due to weak consulting market in the U.S. Revenue outside the U.S. represented 52% of total revenue in the first quarter of fiscal 2003 compared to 47% in the first quarter of fiscal 2002.

In addition to reviewing geographic results, our chief decision makers review revenue by the following solution categories:

o Identity management and secure web services - solutions that help customers with their identity management and security issues. Products include Secure-Login/Single Sign-On, DirXML, iChain, exteNd, and BorderManager. This category is branded as Nsure and exteNd.
o Cross platform services - solutions that offer an effective and open approach to networking and collaboration services, including file, print, messaging, scheduling, workspace, etc. while using a cross-platform approach. Products include NetWare, GroupWise, ZEN, and Novell iFolder. This category is branded as Nterprise.
o Worldwide services - comprehensive worldwide consulting and support services that apply Net business solutions to our customers' business situations, providing the business knowledge and technical expertise to help our customers implement our identity management, secure web services, and cross platform services. This category is branded as Ngage.
o Celerant management consulting - operational strategy and implementation consulting services, which result in quantifiable value, to a wide range of customers across various sectors, worldwide.

                                                    Quarter ended January 31,
                                                       2003          2002           Change
        (Dollars in millions)
          Identity management and secure web
            services                               $       23    $        17         37%
          Cross platform services                         136            150         (9)%
          Worldwide services                               73             82        (12)%
          Celerant management consulting                   28             29         (2)%
                                                   ----------    -----------
        Total net revenue                          $      260    $       278         (6)%
                                                   ==========    ===========

Identity management and secure web services revenue increased in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 due to the addition of the SilverStream secure web services products as well as increased demand for our Secure Login/Single SignOn and DirXML products. Cross platform services declined in the first quarter of fiscal 2003 primarily due to the decline in NetWare products. Worldwide services revenue declined in the first quarter of fiscal 2003 primarily due to the weakened demand for our IT consulting services in the U.S. as a result of the weak economic environment.

At January 31, 2003, we had $265 million of deferred revenue, representing revenue that is expected to be recognized in future periods. The majority of this deferred revenue relates to maintenance contracts, which are recognized ratably over the maintenance period. We have either received payment or recorded a receivable for the deferred revenue, and have determined collectability to be reasonably certain. Direct costs incurred to fulfill these maintenance obligations are relatively small and are recognized as work is performed.

Forward-looking revenue trends

Due to the uncertainty in the U.S. economy, heightened political conflicts throughout the world, and continued volatility in the information technology marketplace, we do not believe the information technology or consulting markets will recover within the next several quarters. We anticipate some continued declines in our NetWare revenue. However, we believe our new identity management and secure web services offerings will continue to grow as this market matures. At this time, we have decided not to provide specific revenue forecast information for the second quarter or remainder of fiscal 2003.

Gross profit

                                                    Quarter ended January 31,
                                                       2003          2002           Change
        (Dollars in millions)
        Gross profit                               $     162     $     160            1%
        Percentage of revenue                             63%           58%

Gross profit in total and as a percentage of sales increased in the first quarter of fiscal 2003 compared to the same period of fiscal 2002 due to improved consulting margins resulting from headcount reductions in fiscal 2002, offset somewhat by lower margins related to lower revenue from new licenses. We are continuing to address ways to improve our gross margin percentage in future periods, such as improving utilization and increasing IT consulting billing rates. However, due to the uncertainty in the U.S. economy, heightened political conflicts throughout the world, and continued volatility in the information technology marketplace, we do not believe we will see significant improvements in our gross margin percentages in the next several quarters. At this time, we have decided not to provide specific forecasted earnings information for the second quarter or remainder of fiscal 2003.

Operating expenses

                                                    Quarter ended January 31,
                                                       2003          2002           Change
        (Dollars in millions)
        Sales and marketing                        $      98     $      85           15%
          Percentage of revenue                           38%           31%
        Product development                        $      43     $      43            0%
          Percentage of revenue                           17%           16%
        General and administrative                 $      27     $      30          (10)%
          Percentage of revenue                           11%           11%
        Total operating expenses                   $     169     $     159            6%
          Percentage of revenue                           65%           57%

Operating expenses, in total and as a percentage of revenue, increased in the first quarter of fiscal 2003 compared to the same period in fiscal 2002 primarily due to additional expenses related to the SilverStream acquisition in the third quarter of fiscal 2002, increased sales and marketing headcount, and increased marketing costs for our new advertising campaign that was rolled out during the quarter. These expenses were offset somewhat by lower salary expenses as a result of lower bonus accruals for the first quarter of fiscal 2003 and lower headcount due to the restructuring and other headcount reductions in the fiscal 2002.

Sales and marketing expense, in total and as a percentage of revenue, increased in the first quarter of fiscal 2003 compared to fiscal 2002 primarily as a result of increased marketing costs associated with our new advertising campaign and increased sales headcount. Sales and marketing headcount increased by 111 employees in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Sales and marketing expenses can fluctuate as a percentage of revenue in any given period due to product promotions, advertising, and other discretionary expenses. We plan to increase the level of advertising and marketing costs during the remainder of fiscal 2003 over the first quarter of fiscal 2003 levels in an effort to attract new customers and increase revenue.

Product development expenses, in total and as a percentage of revenue, remained flat in the first quarter of fiscal 2003 compared to the same period of fiscal 2002. Product development headcount increased by 215 employees compared to the first quarter of fiscal 2002, which increase includes the addition of 123 SilverStream employees who became Novell product development employees in July 2002. The increase in cost for the additional headcount was offset by savings related to lower bonus accruals in the first quarter of fiscal 2003 and a favorable settlement related to development obligations dating back to agreements signed in the 1990s. Because we received the benefit of a favorable settlement in the first quarter of fiscal 2003, we anticipate that our product development expenses will increase slightly in remaining quarters of fiscal 2003.

General and administrative expenses in the first quarter of fiscal 2003 decreased from the first quarter of fiscal 2002 primarily due to a full year's impact of the fiscal 2002 restructuring and lower integration costs related to the Cambridge and SilverStream acquisitions. General and administrative headcount decreased by 100 employees at the end of the first quarter of fiscal 2003 compared to the same period of fiscal 2002. As a percentage of revenue, general and administrative costs remained relatively flat in the first quarter of fiscal 2003 compared to the same period in fiscal 2002 due to lower revenue in fiscal 2003. We anticipate that our general and administrative expenses will remain relatively flat during the remainder of fiscal 2003.

During the second quarter of fiscal 2002, we recorded a pre-tax restructuring charge of approximately $20 million resulting from our continued migration towards becoming a solutions provider and as a result of changing business needs. Specific actions taken included reducing our workforce worldwide by approximately 50 employees (less than 1%), consolidating facilities, closing offices in unprofitable locations, and disposing of excess property and equipment. The following table summarizes the activity during the first quarter of fiscal 2003 related to the second quarter fiscal 2002 restructuring.

                                                                    Balance at                             Balance at
                                                       Original     October 31,      Cash      Non-Cash    January 31,
                                                        Charge         2002        Payments     Charges       2003
                                                        ------     -----------   ------------ ----------  --------
    (Amounts in millions)
    Severance and benefits                             $     15      $      4      $       1    $     --    $      3
    Excess facilities and property and equipment              5             4              1          --           3
    Other restructuring-related costs                         1             1             --          --           1
                                                       --------      --------      ---------    --------    --------
                                                       $     21      $      9      $       2    $     --    $      7
                                                       ========      ========      =========    ========    ========

As of January 31, 2003, the remaining balance of the second quarter 2002 restructuring charge included accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period not to exceed three years, and excess facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

During the fourth quarter of fiscal 2001, we recorded $51 million of pre-tax restructuring charges resulting from the restructuring of our operations in light of changes in general market conditions, changing customer demands, and the evolution of our business strategy. This business strategy focuses on Net business solutions designed to secure and power the networked world across leading operating systems. The execution of this strategy included refining our consulting initiatives, refocusing research and development efforts, defining sales and marketing efforts to be more customer and solutions oriented, and adjusting our overall cost structure given current revenue levels and our direction.

Specific actions included reducing our workforce worldwide by approximately 1,100 employees (approximately 16%), consolidating excess facilities and disposing of excess property and equipment, terminating a third-party management consulting contract that no longer fit with our strategic focus, and abandoning and writing off technologies that no longer fit within our new strategy. We also realigned our remaining resources to better manage our business.

The following table summarizes the costs and activities during the first quarter of fiscal 2003 related to the fourth quarter 2001 restructuring.

                                                                   Balance at                 Non-Cash     Balance at
                                                      Original     October 31,     Cash       Charges/     January 31,
                                                        Charge        2002       Payments    Adjustments      2003
                                                        ------    -----------  ------------ ------------  --------
    (Amounts in millions)
    Severance and benefits                              $     33    $      1      $     --    $     --      $      1
    Excess facilities and property and equipment              11           5             1          --             4
    Other restructuring-related costs                          7           1             1          --            --
                                                        --------    --------      --------    --------      --------
                                                        $     51    $      7      $      2    $     --      $      5
                                                        ========    ========      ========    ========      ========

As of January 31, 2003, the remaining balance of the fourth quarter 2001 restructuring charge included accrued liabilities largely related to severance and benefits, which will be paid out during fiscal 2003, and excess facilities costs, which will be paid over the respective remaining lease terms.

During the third quarter of fiscal 2001, we recorded a restructuring charge of approximately $30 million, pre-tax, as a result of our acquisition of Cambridge and changes in our business to move towards a Net business solutions strategy.

Specific actions included reducing our workforce worldwide by approximately 280 employees (approximately 5% before the addition of Cambridge) across all functional areas, consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within our new strategy, and discontinuing unprofitable product lines.

The following table summarizes the activity during the first quarter of fiscal 2003 related to the third quarter 2001 restructuring costs.

                                                                     Balance at                           Balance at
                                                        Original     October 31,     Cash      Non-Cash   January 31,
                                                         Charge         2002       Payments     Charges      2003
                                                         ------     -----------  ------------ -------------------
    (Amounts in millions)
    Excess facilities and property and equipment         $     11     $      4      $     --    $  --     $     4
    Sevrance and benefits                                      16           --            --       --          --
    Other                                                       3           --            --       --          --
                                                       ----------   ----------      --------    -----     -------
                                                         $     30     $      4      $     --    $  --     $     4
                                                         ========     ========      ========    =====     =======

As of January 31, 2003, the remaining balance of the third quarter 2001 restructuring charge included accrued liabilities largely related to excess facilities costs, which will be paid over the respective remaining lease terms.

As a result of the fiscal 2002 and the two fiscal 2001 restructurings, we reduced our expenses by approximately $50 million on a quarterly basis, before any increased strategic expenditures and the impact of the SilverStream acquisition. We could incur additional restructuring charges in the future as we continue to develop our Net solutions strategy and react to market conditions.

Employees

                                                    January 31,   January 31,
                                                       2003          2002       Change
                                                   -----------   -----------   -------
        (Dollars in thousands)
        Employees (full time equivalents)             6,255          6,300        (1)%
        Revenue per average employee                 $  166        $   167

Headcount in the first quarter of fiscal 2003 decreased compared to the same period in fiscal 2002 due primarily to restructuring and other employee reduction efforts in fiscal 2002. These headcount reductions were partially offset by the addition of SilverStream in July 2002 and additional sales headcount. We continue to monitor headcount to ensure our resources are aligned with expected business levels and our business strategy, as well as leading industry benchmarks.

Other income (expense), net

                                                    Quarter ended January 31,
                                                       2003          2002          Change
        (Dollars in millions)
        Other income (expense), net                $     (6)     $      10         (159)%
        Percentage of revenue                            (2)%            4%

The primary component of other income (expense), net, was net investment income
(loss), which was a loss of $7 million in the first quarter of fiscal 2003 compared to income of $3 million in the first quarter of fiscal 2002. In the first quarter of fiscal 2003, the net investment loss included impairment losses on long-term investments totaling $11 million, realized net gains on the sale of short-term equity securities of $0.3 million, and $3 million in interest income. In the first quarter of fiscal 2002, net investment income included impairment losses on long-term investments totaling $5 million, realized net gains on the sale of short-term equity securities of $3 million, and $5 million in interest income, and. Excluding investment income, other income (expense), net decreased $7 million in the first quarter of fiscal 2003 from the same period in fiscal 2002 due primarily to a $9 million gain on the sale of a building in the first quarter of fiscal 2002.

Income tax expense (benefit)

                                                    Quarter ended January 31,
                                                       2003          2002           Change
        (Dollars in millions)
        Income tax expense (benefit)               $   (466)     $   3,579           (113)%
        Percentage of revenue                             0%             1%
        Effective tax (benefit) rate                     (4)%           30%

Our actual effective tax benefit rate for the first quarter of fiscal 2003 was 4% compared to the effective tax rate of 30% for the same period in 2002. The rate differs because of non-deductible investment impairments taken in the first quarter of 2003.

Net income (loss) and net income (loss) per share

                                                    Quarter ended January 31,
                                                       2003          2002           Change
        (Dollars in millions, except per share)
        Net income (loss)                          $    (12)     $       8           (242)%
        Percentage of revenue                            (5)%            3%
        Net income (loss) per share:
          Basic and diluted                        $   (0.03)    $     0.02          (240)%

We incurred a net loss per share of $0.03 in the first quarter of fiscal 2003 compared to net income per share of $0.02 in the same period of fiscal 2002 primarily due to decreased revenue, an $11 million (pre-tax) charge for long-term investment impairments and higher sales and marketing expenses to roll out our new advertising campaign, offset somewhat by lower salary-related costs, as discussed previously.

Liquidity and capital resources

                                                            January 31,     October 31,
                                                               2003            2002        Change
                                                           -----------     -----------    -------
        (Dollars in millions)
        Cash and short-term investments                      $   651         $   636           2%
        Percentage of total assets                                40%             38%

Cash and short-term investments increased to $651 million at January 31, 2003 compared to $636 million at October 31, 2002. The increase in cash can be attributed to cash provided by operations of $25 million, cash proceeds from stock issuances under employee stock option or equity plans of $1 million, cash proceeds from the sale of a portion of our vacant land in San Jose, California of $1 million, and the impact of foreign exchange fluctuations. These increases were offset somewhat by expenditures for fixed assets of $17 million, cash paid to acquire Volera minority interest shares from Nortel of $1 million, and net cash paid for long-term investments of $3 million.

Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, which incur market risk. We mark our short-term investments to market each month. Our short-term investment portfolio includes gross unrealized gains of $4 million and gross unrealized losses of $1 million as of January 31, 2003. We monitor our investments and record losses when a decline in the investment's market value is determined to be other than temporary.

We also invest excess cash in long-term investments through the Novell Venture account, CTC I, and direct investments in equity securities of privately-held companies. Investments made through the Novell Venture account and CTC I generally are in privately-held companies, including small capitalization stocks in the high technology industry sector, and expansion-stage privately-held companies. Within the Novell Venture account there are also investments in venture capital funds that are managed largely by external venture capitalists. CTC I is managed internally. The value of the investments made through the Novell Venture account and CTC I is dependent on the performance, successful acquisition, and/or initial public offering of the investees. As of January 31, 2003, we had commitments to contribute an additional $70 million to the externally managed venture capital funds over the next three to four years, as requested by the fund managers, and commitments to the CTC I fund to contribute up to an additional $300,000 over the next three to four years. We intend to fund these investments with cash from operations and cash income from short-term investments, and sales of short-term investments on hand.

As of January 31, 2003, we had cash and other short-term investments of $422 million in accounts outside the U.S. Repatriation of any portion of this amount would be subject to U.S. federal income taxes. We have provided for the tax liability on these amounts for financial statement purposes except for $15 million of earnings, which is permanently invested outside the U.S. Repatriation, however, could result in a loss of certain tax attributes of up to $38 million and result in additional U.S. federal income tax payments of such amounts in future years.

During the first quarter of fiscal 2002, we sold our subsidiary in the Czech Republic. As a part of this transaction, we provided a guarantee to the landlord of our building there whereby we agreed to pay any and all monies due under the lease including legal fees if the new lessee defaults on the lease. During the first quarter of fiscal 2003, we paid approximately $0.1 million against this guarantee and estimate that we could be liable for an additional $0.4 million, plus legal fees, if the new lessee continues in default.

As an element of our standard contract terms, we include an indemnification clause in our agreements with our customers that indemnify the licensee against certain liability and damages arising from intellectual property infringement claims arising from their use or distribution of our software. These terms are common in the high technology industry. We do not record a liability for potential litigation claims related to indemnification agreements with our customers. We do not believe the likelihood of a material obligation is probable.

Our principal source of liquidity continues to be from operations and on-hand cash and income from short-term investments. At January 31, 2003, our principal unused sources of liquidity consisted of cash on hand in the amount of $312 million, short-term investments in the amount of $339 million, and available borrowing capacity of approximately $8 million under our lines of credit. Our liquidity needs are principally for financing of accounts receivable, fixed assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

During the first quarter of fiscal 2003, we generated $25 million of cash flow from operations, and anticipate generating positive cash flows from operations and investments during the remainder of fiscal 2003 sufficient to fund operations. We anticipate being able to fund our current operations, any future acquisitions, any further integration, restructuring or any merger-related costs, and planned capital expenditures for the foreseeable future with existing cash on hand and short-term investments together with cash generated from operations and investment income. We believe that additional borrowings under our credit facilities or offerings of equity or debt securities are possible if the need arises, although such offerings may not be available to us on acceptable terms. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 2003 are anticipated to be approximately $60 million, but could be reduced if the growth of the Company is less than presently anticipated.

During the fourth quarter of 2001, the Board of Directors extended our stock repurchase program through June 30, 2003 and authorized the use of up to $500 million for the repurchase of additional outstanding shares of our common stock. As of January 31, 2003, $89 million of the authorized amount had been spent to repurchase 14 million shares under this plan at an average price of $6.23 per share. No shares were repurchased during the first quarter of fiscal 2003.

Factors Affecting Future Results of Operations

Our future results of operations involve a number of risks and uncertainties. A number of these risks and uncertainties are discussed in the following paragraphs.

The Current Economic Climate and Outlook in the Technology and Information Technology Services Sector Is Very Weak, Causing Our Business to Suffer

The weakened global economic climate, particularly in the technology sector, has had an adverse effect on our stock price and ability to sell products and services. Future economic projections for this sector do not anticipate a quick recovery. A continuation of the weakened global economy could have further negative effects on our stock price and ability to sell products and services in the future.

Our Financial and Operating Results May Vary, Negatively Affecting our Ability to Detect Trends

We often experience a higher volume of revenue at the end of each quarter and during our fourth quarter. Because of this, fixed costs that are out of line with revenue levels may not be detected until late in any given quarter and results of operations could be adversely affected.

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

    o inability to respond to the decline in revenue through the distribution channel;

    o inability to derive benefits from the restructurings and our corporate strategy; and

    o inability to deliver solutions as expected by our customers and systems integration partners.

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

Software licenses and maintenance

In addition to the factors listed above, key competitive factors related to our software licenses and maintenance include brand and product awareness; the performance, reliability and security of our products; the ability to preserve our legacy customer base; the completeness of our suite of product and solutions offerings; our ability to establish and maintain key strategic relationships with distributors, resellers and other partners; and the pricing strategies of our competitors. Our key competitors related to software licenses and maintenance revenue include Microsoft, IBM, BEA Systems, Sun Microsystems, Altiris, Netegrity, Computer Associates and Critical Path.

Worldwide Services

The key competitive factors faced by us related to consulting in the information technology area are attracting and retaining the highest quality consultants; the depth of our skills and expertise; the breadth of consulting capabilities; and having expertise in key functional areas. The market for consulting services is highly competitive due to the existence of several large consulting firms specializing in the information systems area such as IBM, Accenture, EDS and Microsoft. Many of these companies have greater financial, technical and marketing resources and greater name recognition in the consulting area, which could inhibit our ability to grow our consulting business. Additionally, the worldwide marketplace for consulting services is highly fragmented. In different regions of the world, there may be multiple competitors, many with niche consultancies.

Celerant Management Consulting

Because of the extremely specialized nature of the consulting services provided by Celerant, the primary decision often faced by Celerant's prospective clients is a weighing of the costs of a Celerant engagement against the measurable and sustainable results and financial benefits to be realized after the engagement. Therefore, a key competitive factor faced by Celerant is Celerant's reputation for consistently delivering quality consulting. Additional considerations potential clients factor into their decisions are judgments as to whether they can successfully perform the work that they require themselves, or whether they need the assistance of a third party.

General

We do not have the product breadth and market power of Microsoft. Microsoft's ability to ship networking products with features and functionality that compete with ours, together with our ability to offer incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products, may significantly inhibit our ability to grow our business. Microsoft has significant financial resources, which could allow it to aggressively price its products and services for long periods of time to the potential detriment of competitors. We believe, and the courts have agreed, that Microsoft exploits its desktop operating monopoly in anticompetitive ways designed to maintain that monopoly and, in our view, to extend its market power to quash competitive alternatives to Microsoft products. For example, in the past, Microsoft has employed tactics that limit or block effective and efficient interoperability with our products. We will ensure, to the best of our ability, that our products will interoperate with those of Microsoft as they enhance new operating systems and applications.

We May Not be Able To Attract and Retain Qualified Personnel Because of the Intense Competition for Qualified Personnel in the Computer and Consulting Industries

Our ability to maintain our competitive technological position will depend, in large part, on our ability to attract and retain highly qualified development, consulting, and managerial personnel. Even in light of the current economic downturn, competition for personnel of the highest caliber is intense in the software and consulting industries. The loss of a significant group of key personnel would adversely affect our performance. The failure to successfully promote and hire suitable replacements in a timely manner could have a material adverse effect on our business.

If We Are Not Successful in Developing a Strong Business with our exteNd Products and Services, Our Revenues Will Not Grow at the Rates We Have Projected

One key element of our strategy is to be a leading force in the development of solutions that make the process of developing open-standards, Web-based applications fast, simple, and cost effective. Our exteNd solution set leverages the power of standards such as Java and XML to unify relevant information and services while enabling customers to leverage prior technology investments and help them rapidly deliver Web-based applications that are scalable, reliable and secure. The acquisition of SilverStream helped further our development of secure Web services products and enhanced our Net business solutions product offerings. Our ability to achieve success with our exteNd products and services is dependent on a number of factors including, but not limited to, the following: the growth of the Web-based applications industry; the acceptance of the exteNd solution set by clients; development of key exteNd product solutions and upgrades; and the acceptance of those products by large industry partners and major accounts. If we are unable to grow the exteNd products and services to become a major component of our business, our long-term growth will be negatively impacted.

If We Are Unable to Unify Our Diverse Cultures, the Benefits of Our Solutions Strategy May Not Be Fully Realized

We have a talented, energetic, and exciting group of employees. As a result of our recent acquisitions, a number of these employees come from diverse corporate cultural backgrounds. We are in the process of a cultural initiative to bring our whole company together towards a new common culture that revolves around our solutions offerings. If we are not successful in forging a new, vibrant culture with unified goals and a common vision that is solutions-based, employee energies may be diverted or diluted and we may not achieve the full benefits of our solutions strategy.

Our Existing Product Revenue May Deteriorate More Rapidly Than Any Increase in Sales of Our New Products

We have several existing products, which we have been selling and upgrading for many years. Sales of these existing products are declining at a faster rate than we are able to increase sales of new products or technologies. If we are unsuccessful in increasing sales of new products or technologies, particularly in our exteNd solution set and Net Directory Services product line, our long-term growth will be negatively impacted.

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

We Have Experienced Delays in the Introduction and Acceptance of New Products Due to Various Factors

As is common in the computer software industry, we have in the past experienced delays in the introduction of new products due to a number of factors, including the complexity of software products, the need for extensive testing of software to ensure compatibility of new releases with a wide variety of application software and hardware devices, and the need to "debug" products prior to extensive distribution. Significant delays in developing, completing, or shipping new or enhanced products would adversely affect us.

Moreover, we may experience delays in market acceptance of new releases of our products as we engage in marketing and education of the user base regarding the advantages of and system requirements for new products and as customers evaluate the advantages and disadvantages of upgrading. We have encountered these issues on each major new release of our products, and expect that we will encounter such issues in the future. Our ability to achieve desired levels of revenue growth depends at least in part on the successful completion, introduction and sale of new versions of our products. There can be no assurance that we will be able to respond effectively to technological changes or new product announcements by others, or that our research and development efforts will be successful. Should we experience material delays or revenue shortfalls with respect to new product releases, our revenue and net income could be adversely affected.

If Third Parties Claim that We Infringed Upon Their Intellectual Property, Our Ability to Use Some Technologies and Products Could Be Limited and We May Incur Significant Costs to Resolve These Claims

Litigation regarding intellectual property rights is common in the Internet and software industries. We have in the past received letters or been the subject of claims suggesting that we are infringing upon the intellectual rights of others. For example, in May 2002 a suit was filed by France Telecom SA and U.S. Philips Corporation against us alleging infringement and seeking unspecified damages and an injunction. In addition, we have faced and expect to continue to face from time to time disputes over rights and obligations concerning intellectual property. We expect third-party infringement claims involving Internet technologies and software products and services to increase because it has become more common for such agencies to be able to find attorneys who are willing to represent them or their clients on a contingency basis. While we have no reason to think we would not have strong defenses to such claims, the cost and time of defending ourselves can be significant. In addition, we have agreed, and may agree in the future, to indemnify customers against claims that our products infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. If an infringement claim is successful, Novell and our customers may be required to obtain one or more licenses from third parties, and we may be obligated to pay or reimburse our customers for monetary damages. In such instances, we or our customers may not be able to obtain necessary licenses from third parties at a reasonable cost or at all, and may face delays in product shipment while developing or arranging for alternative technologies.

We May Not Be Able to Protect Our Confidential Information, Which May Adversely Affect Our Business

We generally enter into contractual relationships with our employees that protect our confidential information. In the event that our trade secrets or other proprietary information are misappropriated, our business could be seriously harmed. In addition, we may not be able to timely detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. In the event we are unable to enforce these contractual obligations and our intellectual property rights, our business could be adversely affected.

We Face Increased Risks in Conducting a Global Business, Which May Damage Business Results

We are a multi-national corporation with offices and subsidiaries around the world and, as such, we face risks in doing business abroad that we do not face domestically. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

    o  costs and difficulties in staffing and managing international operations;

    o  unexpected changes in regulatory requirements;

    o  tariffs and other trade barriers;

    o  difficulties in enforcing contractual and intellectual property rights;

    o  longer payment cycles;

    o  local political and economic conditions;

    o potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of "double taxation"; and

    o fluctuations in currency exchange rates, which can affect demand and increase Novell's costs.

Some of Our Short-term, Long-term, and Venture Capital Fund Investments Have Become Impaired and Additional Investments Could Become Impaired

Our investment portfolio includes short-term investments in public equity securities, long-term investments in equity of privately-held companies, small capitalization stocks in the high-technology industry sector, and funds managed by venture capitalists. Many of these investments might become other than temporarily impaired. During the first quarter of fiscal 2003, we recorded an impairment charge of $11 million related to some of the investments in our portfolio whose market value had experienced an other than temporary decline. As of January 31, 2003, we had net unrealized gains, net of taxes, on investments totaling approximately $3 million; however, there can be no assurances that these gains will be realized and that losses will not occur. If the companies and funds in which we have invested suffer poor financial performance, or if the privately-held companies in which we have invested are not successfully acquired or experience initial public offerings, the value of our investments will decrease.

Our Existing Relationships With Other Information Technology Services Organizations May Be Impaired and We Could Lose Business

We maintain relationships with IT services organizations that recommend, design and implement solutions for their customers' eBusiness that include Novell Net services products. At the same time, our service offerings compete with those of these same organizations. Although many companies in high technology industries co-exist in a similar state of competition, any of these organizations could decide at any time to not continue to do business with us or to recommend our products. A change in the willingness of these information technology service organizations to do business with us could adversely affect our business.

Our Business May Be Negatively Affected if We Do Not Continue to Adapt to Rapid Technological Change, Evolving Business Practices and Changing Consumer Requirements

The software industry and Internet professional services market is characterized by rapidly changing technology, evolving business practices and changing client needs. Accordingly, our future success will depend in part on our ability to continue to adapt and meet these challenges. Among the most important challenges we face is the need to continue to:

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

    o    effectively advertise and market Net business solutions.

Our Consulting Services Contracts Contain Pricing Risks and, If Our Estimates Prove Inaccurate, We Could Lose Money

Revenue from our Celerant consulting business and about half of the revenue from our IT consulting group within our worldwide services is derived from fixed-price, fixed-time contracts. Because of the complex nature of the services provided, it is sometimes difficult to accurately estimate the cost, scope, and duration of particular client engagements. If we do not accurately estimate the resources required for a project, do not accurately assess the scope of work associated with a project, do not manage the project properly, or do not satisfy our obligations in a manner consistent with the contract, then our costs to complete the project could increase substantially. We have occasionally had to commit unanticipated additional resources to complete projects, and it may have to take similar action in the future. We may not be compensated for these additional costs or the commitment of these additional resources. Additionally, our Celerant management consulting business derives revenues from projects priced on a contingency basis. If results are not met, or if a dispute arises, potentially large revenues may not be realized.

Our IT Consulting Clients Can Cancel or Reduce the Scope of Their Engagements With Us on Short Notice

If our clients cancel or reduce the scope of an engagement with the IT Consulting group within our worldwide services business or the Celerant management consulting business, we may be unable to reassign our professionals to new engagements without delay. Personnel and related costs constitute a substantial portion of our operating expenses. Because these expenses are relatively fixed, and because we establish the levels of these expenses well in advance of any particular quarter, cancellations or reductions in the scope of client engagements could result in the under-utilization of our professional services employees, causing significant reductions in operating results for a particular quarter.

Our Stock Price Will Fluctuate

Our future earnings and stock price could be subject to significant volatility, particularly on a quarterly basis. Due to analysts' expectations of continued growth, any shortfall in anticipated earnings can be expected to have an immediate and significant adverse effect on the trading price of our common stock in any given period. Revenue fluctuations may also contribute to the volatility of the trading price of our common stock in any given period.

In addition, the market prices for securities of software companies have been, and continues to be, very volatile. The market price of our common stock, in particular, has been subject to wide fluctuations in the past. As a result of the foregoing factors and other factors that may arise in the future, the market price of our common stock may be subject to significant fluctuations within a short period of time. These fluctuations may be due to factors specific to us, to changes in analysts' earnings estimates, or to factors affecting the computer industry or the securities markets in general.


Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and the market prices of equity securities. To mitigate some of these risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at January 31, 2003.

Interest Rate Risk

The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. The strategy we use to achieve this is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximately $1 million decrease (less than 0.5%) in the fair value of our available-for-sale securities.

Market Risk

We also hold available-for-sale equity securities in our short-term investment portfolio. As of January 31, 2003, gross unrealized losses, before tax effect, on the short-term public equity securities totaled $0.6 million. A reduction in prices of 10% of these short-term equity securities would result in approximately a $0.6 million decrease (less than 0.5%) in the fair value of our short-term investments.

In addition, we invest in equity securities of privately-held companies, which are included in our long-term portfolio of investments, primarily for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the high technology industry sector or venture capital funds. Because of the nature of these investments, we are exposed to risks that the value of these equity securities will change. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in equity prices of equity securities of privately-held companies would result in an approximately $7 million decrease in the fair value of our available-for-sale long-term securities.

Foreign Currency Risk

We use derivatives to hedge those net assets and liabilities that, when translated or remeasured according to accounting principles generally accepted in the U.S., impact our condensed consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding losses and gains on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income and expense in the same period as when the gains and losses on translation or remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the condensed consolidated statement of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we did not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $4 million. This number represents the exposure related to balance sheet remeasurement and intercompany translation only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position at January 31, 2003. Actual results may differ materially.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 11 , 2003 was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls systems, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Except as listed below, all information required by items in Part II is omitted because the items are inapplicable or the answer is negative.

Item 1.  Legal Proceedings.

The information required by this item is incorporated herein by reference to Note J of our financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number          Description

10.1 Key Employment Agreement dated as of July 1, 2002 between Novell, Inc. and Gerard Van Kemmel.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K.

     Form 8-K dated November 4, 2002 reporting under Item 5.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Novell, Inc.
                                  (Registrant)


Date: March 17, 2003                          /s/ Joseph S. Tibbetts, Jr.
                                             -----------------------------------
                                             Joseph S. Tibbetts, Jr.
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: March 17, 2003



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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: March 17, 2003



          /s/ Joseph S. Tibbetts, Jr.
         Joseph S. Tibbetts, Jr.
         Senior Vice President and
         Chief Financial Officer