Form 10-Q
period 2003-04-03
NOVELL INC
filed 2003-06-16
CIK 758004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                                   (Mark one)
              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended April 30, 2003

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

                                   YES X NO __

Indicate by check mark wither the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                   YES X NO __

As of May 30, 2003, there were 371,352,787 shares of the registrant's common stock outstanding.

Part I.  Financial Information
Item 1. Financial Statements

                                  NOVELL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                       April 30, 2003             October 31, 2002
                                                                       --------------             ----------------
In thousands, except share and per share data                           (Unaudited)
Assets Current assets:
  Cash and short-term investments                                    $        626,397              $       635,858
  Receivables (less allowances of $32,677 - April 30,
    2003 and $39,676 - October 31, 2002)                                      183,672                      214,827
  Prepaid expenses                                                             32,293                       24,077
  Deferred income taxes                                                        19,420                       21,204
  Other current assets                                                         25,166                       23,572
                                                                     ----------------              ---------------

Total current assets                                                          886,948                      919,538
                                                                     ----------------              ---------------

Property, plant and equipment, net                                            353,183                      369,189
Goodwill                                                                      180,579                      179,534
Intangible assets                                                              30,092                       36,351
Long-term investments                                                          55,603                       73,452
Deferred income taxes                                                          83,791                       74,323
Other assets                                                                   12,385                       12,678
                                                                     ----------------              ---------------

Total assets                                                         $      1,602,581              $     1,665,065
                                                                     ================              ===============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                   $         61,007              $        57,241
  Accrued compensation                                                         78,498                       87,778
  Other accrued liabilities                                                   124,337                      134,850
  Income taxes payable                                                         28,764                       36,294
  Deferred revenue                                                            267,546                      275,344
                                                                     ----------------              ---------------

Total current liabilities                                                     560,152                      591,507
                                                                     ----------------              ---------------

Minority interests                                                              7,841                        8,016

Stockholders' equity:
  Common stock, par value $.10 per share:
    Authorized - 600,000,000 shares;
    Issued -371,295,559 shares-April 30, 2003,
          367,537,926 shares-October 31, 2002                                  37,130                       36,753
  Preferred stock, par value $.10 per share;
    Authorized - 500,000 shares, Issued - 0 shares                                 --                           --
  Additional paid-in capital                                                  303,760                      297,139

  Retained earnings                                                           698,164                      738,663
  Accumulated other comprehensive income                                          651                           57
  Other                                                                        (5,117)                      (7,070)
                                                                     -----------------             ----------------

Total stockholders' equity                                                  1,034,588                    1,065,542
                                                                     ----------------              ---------------

Total liabilities and stockholders' equity                           $      1,602,581              $     1,665,065
                                                                     ================              ===============

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                          Three Months Ended
                                                                              April 30, 2003               April 30, 2002
In thousands, except per share data
Net revenue
  New software licenses                                                      $        64,465               $        70,448
  Maintenance and services                                                           211,502                       203,405
                                                                             ---------------               ---------------
Net revenue                                                                          275,967                       273,853
                                                                             ---------------               ---------------

Cost of revenue
  New software license costs                                                           5,962                         6,981
  Maintenance and service costs                                                      102,809                       105,847
                                                                             ---------------               ---------------
Cost of revenue                                                                      108,771                       112,828
                                                                             ---------------               ---------------

Gross profit                                                                         167,196                       161,025
                                                                             ---------------               ---------------

Operating expenses:
  Sales and marketing                                                                101,737                        82,145
  Product development                                                                 48,354                        42,385
  General and administrative                                                          30,939                        31,055
  Restructuring                                                                        8,675                        19,100
                                                                             ---------------               ---------------

Total operating expenses                                                             189,705                       174,685
                                                                             ---------------               ---------------

Loss from operations                                                                 (22,509)                      (13,660)
                                                                             ---------------               ----------------

Other income (expense), net:
  Investment income (expense)                                                        (10,459)                      (17,199)
  Other, net                                                                          (2,016)                       (1,183)
                                                                             ----------------              ----------------

Other income (expense), net                                                          (12,475)                      (18,382)
                                                                             ----------------              ----------------

Loss before taxes and cumulative effect of accounting change                         (34,984)                      (32,042)

Income tax benefit                                                                    (6,372)                       (2,293)
                                                                             ----------------              ----------------

Loss before cumulative effect of accounting change                                   (28,612)                      (29,749)

Cumulative effect of accounting change                                                    --                      (143,702)
                                                                             ---------------               ----------------

Net loss                                                                     $       (28,612)              $      (173,451)
                                                                             ================              ================

Basic and diluted net loss per share:
Before cumulative effect of accounting change                                $        (0.08)               $        (0.08)
Cumulative effect of accounting change                                                    --                        (0.40)
                                                                             ---------------               ---------------
Basic and diluted net loss per share                                         $        (0.08)               $        (0.48)
                                                                             ===============               ===============

Basic and diluted weighted average shares outstanding                                368,746                       362,754

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                           Six Months Ended
                                                                              April 30, 2003               April 30, 2002
In thousands, except per share data
Net revenue
  New software licenses                                                      $       125,503               $       142,086
  Maintenance and services                                                           410,435                       409,626
                                                                             ---------------               ---------------
Net revenue                                                                          535,938                       551,712
                                                                             ---------------               ---------------

Cost of revenue
  New software license costs                                                          11,185                        13,613
  Maintenance and service costs                                                      195,150                       216,784
                                                                             ---------------               ---------------
Cost of revenue                                                                      206,335                       230,397
                                                                             ---------------               ---------------

Gross profit                                                                         329,603                       321,315
                                                                             ---------------               ---------------

Operating expenses:
  Sales and marketing                                                                200,042                       167,621
  Product development                                                                 91,276                        85,398
  General and administrative                                                          58,284                        61,380
  Restructuring                                                                        8,675                        19,100
                                                                             ---------------               ---------------

Total operating expenses                                                             358,277                       333,499
                                                                             ---------------               ---------------

Loss from operations                                                                 (28,674)                      (12,184)
                                                                             ---------------               ----------------

Other income (expense), net:
  Investment income (expense)                                                        (17,599)                      (14,591)
  Other, net                                                                          (1,065)                        6,663
                                                                             ----------------              ---------------

Other income (expense), net                                                          (18,664)                       (7,928)
                                                                             ----------------              ----------------

Loss before taxes and cumulative effect of accounting change                         (47,338)                      (20,112)

Income tax expense (benefit)                                                          (6,838)                        1,286
                                                                             ----------------              ---------------

Loss before cumulative effect of accounting change                                   (40,500)                      (21,398)

Cumulative effect of accounting change                                                    --                      (143,702)
                                                                             ---------------               ----------------

Net loss                                                                     $       (40,500)              $      (165,100)
                                                                             ================              ================

Basic and diluted net loss per share:
Before cumulative effect of accounting change                                $        (0.11)               $        (0.06)
Cumulative effect of accounting change                                                    --                        (0.40)
                                                                             ---------------               ---------------
Basic and diluted net loss per share                                         $        (0.11)               $        (0.46)
                                                                             ===============               ===============

Basic and diluted weighted average shares outstanding                                368,411                       362,591

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            Six Months Ended
In thousands                                                                    April 30, 2003            April 30, 2002
                                                                                --------------            --------------
Cash flows from operating activities:
Net loss                                                                        $     (40,500)            $    (165,100)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on sale of property, plant and equipment                                            (365)                   (8,762)
Depreciation and amortization                                                          34,984                    33,495
Loss on impaired goodwill                                                                  --                   143,702
Loss on impaired investments                                                           24,523                    29,839
Non-cash restructuring charges                                                          8,675                    16,426
Decrease in receivables                                                                31,155                    53,665
(Increase) decrease in prepaid expenses                                                (8,216)                      948
Increase in deferred income taxes                                                      (7,685)                      (64)
(Increase) decrease in other current assets                                            (1,594)                    4,686
Increase (decrease) in accounts payable                                                 3,766                   (21,594)
Decrease in other current liabilities, net                                            (40,432)                  (73,803)
Decrease in deferred revenue                                                           (7,798)                  (30,993)
                                                                                --------------            --------------

   Net cash used for operating activities                                              (3,487)                  (17,555)
                                                                                --------------            --------------

Cash flows from financing activities:
Issuance of common stock, net                                                           6,998                     7,176
                                                                                -------------             -------------

   Net cash provided by financing activities                                            6,998                     7,176
                                                                                -------------             -------------

Cash flows from investing activities:
Expenditures for property, plant and equipment                                        (21,777)                  (13,161)
Proceeds from the sale of property, plant and equipment                                   785                    16,050
Purchases of short-term investments                                                  (278,384)                 (706,780)
Maturities of short-term investments                                                   63,685                   471,449
Sales of short-term investments                                                       141,897                   223,211
Cash paid for Volera minority interest shares                                          (1,050)                       --
Expenditures for long-term investments                                                 (7,806)                  (16,583)
Other                                                                                   9,676                     8,128
                                                                                -------------             -------------

   Net cash used for investing activities                                             (92,974)                  (17,686)
                                                                                --------------            --------------

Total decrease in cash and cash equivalents                                           (89,463)                  (28,065)

Cash and cash equivalents - beginning of period                                       463,987                   337,927
                                                                                -------------             -------------

Cash and cash equivalents - end of period                                             374,524                   309,862

Short-term investments - end of period                                                251,873                   373,433
                                                                                -------------             -------------

Cash and short-term investments - end of period                                 $     626,397             $     683,295
                                                                                =============             =============

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS


A.   Quarterly Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As discussed under the subheading "Critical Accounting Policies" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," actual results could differ materially from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with our fiscal 2002 Annual Report on Form 10-K. These financial statements do include all normal recurring adjustments that we believe are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Certain reclassifications, none of which affected net loss, have been made to the prior year's amounts in order to conform to the current year's presentation.

B.   Foreign Currency Translation

     Due to increased activity in non-U.S. dollar currencies, beginning November 1, 2002, we have determined the functional currency of all of our international subsidiaries, except for our Irish subsidiaries, to be the local currency. These subsidiaries generate and expend cash primarily in their respective local currency. Assets and liabilities of these subsidiaries are translated at current exchange rates prevailing during the year. Such translation adjustments are recorded in accumulated other comprehensive income. Previously, the functional currency of our international subsidiaries, except Novell Japan, Novell India, and the international subsidiaries of Cambridge Technology Partners ("Cambridge") and SilverStream, was the U.S. dollar.

C.   Cash and Short-term Investments

     We consider all highly liquid debt instruments purchased with a term to maturity of three months or less to be cash equivalents. Short-term investments are widely diversified, consisting primarily of investment grade securities that either mature within the next 12 months or have other characteristics of short-term investments. These include:

        oVariable rate preferred stock instruments that are publicly traded and earn dividends periodically at a rate set in an auction. These instruments have auction dates within 180 days of the prior auction date.

        oFixed income securities, which have contractual maturities ranging from zero to seven years. These securities are available to be used for current operations and thus are classified as short-term investments, even though some maturities may extend beyond one year.

     No other short-term investments have contractual maturities. All marketable debt and equity securities that are included in cash and short-term investments are considered available-for-sale and are carried at fair market value. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income, net of tax, after any applicable tax valuation allowances (see Note M). Fair market values are based on quoted market prices when available; if quoted market prices are not available, the fair market values are based on quoted market prices of similar instruments of companies that are comparable in size, product offerings, and market sector. When securities are sold, their cost is determined based on the specific identification method.

     The following is a summary of cash and short-term investments, all of which are considered available-for-sale.

                                                                        Gross          Gross         Fair Market
                                                      Cost at        Unrealized      Unrealized        Value at
 In thousands                                     April 30, 2003        Gains          Losses       April 30, 2003
                                                  --------------        -----          ------       --------------
 Cash and cash equivalents:
   Cash                                             $   131,579       $       --     $       --       $   131,579
   Government and agency securities                      31,511               --             --            31,511
   Corporate obligations                                 80,069               --             --            80,069
   Money market funds                                   131,365               --             --           131,365
                                                    -----------       ----------     ----------       -----------
           Total cash and cash equivalents              374,524               --             --           374,524
                                                    -----------       ----------     ----------       -----------
 Short-term investments:
   Variable rate instruments                             54,000               --             --            54,000
   Government and agency securities                      46,460              373            (20)           46,813
   Corporate obligations                                143,865            2,698            (28)          146,535
   Equity securities                                      4,663              235           (373)            4,525
                                                    -----------       ----------     ----------      ------------
           Total short-term investments                 248,988            3,306           (421)          251,873
                                                    -----------       ----------     -----------     ------------

           Total cash and short-term                $   623,512       $    3,306     $     (421)     $    626,397
                                                    ===========       ==========     ===========     ============
 investments

                                                                        Gross           Gross        Fair Market
                                                      Cost at         Unrealized     Unrealized        Value at
In thousands                                     October 31, 2002       Gains          Losses      October 31, 2002
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
                                                   =============     ===========      ==========   --============

     During the second quarter of fiscal 2003, we realized gains of $0.7 million and realized losses of $0.2 million from the sale of short-term investments. During the second quarter of fiscal 2002, we realized gains of $2.3 million and realized losses of $0.1 million from the sale of short-term investments. During the first six months of fiscal 2003, we realized gains of $1.1 million and realized losses of $0.3 million from the sale of short-term investments. During the first six months of fiscal 2002, we realized gains of $5.5 million and realized losses of $0.3 million from the sale of short-term investments.

     We routinely review all of our investments for impairment. We did not record any impairment losses on short-term investments during the first six months of fiscal 2003 or fiscal 2002.

D.   Long-term Investments

     The primary components of long-term investments as of April 30, 2003 were investments made through the Novell Venture account or the Cambridge Technology Capital Fund I L.P. ("CTC I"), and direct investments we made for strategic purposes in equity securities of privately-held companies. Long-term investments are accounted for initially at cost and written down to fair market value when indicators of impairment are deemed to be other than temporary.

     We routinely review our investments in private securities and venture funds for impairment. To assess impairment, we analyze forecasted financial performance of the investees, the liquidation preference value of the stock we hold, and our estimate of the potential for investment recovery based on all these factors. During the second quarter and first six months of fiscal 2003, we recognized impairment losses on long-term investments totaling $13.7 million and $24.5 million, respectively. During the second quarter and first six months of fiscal 2002, we recognized impairment losses of $24.4 million and $29.8 million, respectively. As of April 30, 2003 and 2002, there were no unrealized gains or losses on our long-term equity investments.

E.   Goodwill and Intangible Assets

     Goodwill includes approximately $129.0 million from the July 2002 acquisition of SilverStream Software, Inc. ("SilverStream"), approximately $42.5 million from the July 2001 acquisition of Cambridge, and approximately $9.1 million related to several small technology-related acquisitions. Beginning November 1, 2002, we reorganized our operations and began reporting our financial results in four segments; three are based on geographic area and the fourth is Celerant management consulting. The geographic segments are Americas, EMEA, and Asia Pacific.

o        Americas - includes the United States, Canada, and Latin America
o        EMEA - includes Eastern and Western Europe, Middle East, and Africa
o Asia Pacific -includes China, Japan, Southeast Asia, Australia, New Zealand, and India

     Prior to November 1, 2002, we operated and reported financial results based on three business segments: product, consulting, and Volera, Inc.

     The following is a summary of goodwill, which has been reallocated to the new segments:

     In thousands                            Americas       EMEA        Asia        Celerant      Total
                                             --------       ----        -----       --------      -----
                                                                       Pacific

     Balance as of November 1, 2002         $  69,842     $  60,447    $   6,745   $  42,500    $  179,534
     Adjustments                                  523           470           52          --         1,045
                                            ---------     ---------    ---------   ---------    ----------
     Balance as of April 30, 2003           $  70,365     $  60,917    $   6,797   $  42,500    $  180,579
                                            =========     =========    -========   =========    ==========

     Adjustments relate to additional SilverStream merger-related liabilities that we incurred for obligations of SilverStream prior to the acquisition.

     The following is a summary of intangible assets:

          In thousands                                             April 30, 2003         October 31, 2002
                                                                   --------------         ----------------

          Developed technology                                       $     26,510            $     32,769
          Trade names                                                       3,582                   3,582
                                                                     ------------            ------------
            Total intangible assets                                  $     30,092            $     36,351
                                                                     ============            ============

     Developed technology relates primarily to the exteNd product line that we acquired as a part of our July 2002 acquisition of SilverStream Software, Inc. and is being amortized over three years. Amortization for the second quarter and first six months of fiscal 2003 was $3.0 million and $6.3 million, respectively. Amortization for the second quarters and first six months of fiscal 2002 was $0.8 million and $2.2 million, respectively. Trade names relate to the SilverStream individual product names, which we continue to use. Trade names have an indefinite life and therefore are not amortized but are reviewed for impairment at least annually.

F.   Income Taxes

     Our estimated effective tax rate before investment impairment losses for the second quarter and first six months of fiscal 2003 was 30%. However, with impairment losses the actual tax benefit rate for the second quarter of fiscal 2003 was 18% and the actual tax benefit rate for the first six months of fiscal 2003 was 14%. The effective tax rate for fiscal 2002 was 12%. The effective tax rate for the first six months of fiscal 2003 differed from the fiscal 2002 effective tax rate primarily because of differences in the amount of non-deductible items in each period. No tax benefit for the investment impairment losses was taken in the first and second quarter of fiscal 2003 because corporations can only use capital losses to offset capital gains. We could not be assured at the end of the second quarter that we could generate sufficient capital gains during the five-year carry-over period to recognize the tax benefit of the capital losses. Accordingly, a valuation allowance has been established against the capital loss amounts we may not be able to recognize.

     We paid income taxes of $6.7 million in the first six months of fiscal 2003 and $9.0 million during the same period of fiscal 2002.

G.   Line of Credit

     We currently have a $15 million unsecured revolving bank line of credit, which expires on March 3, 2004. The line can be used for either letter of credit or working capital purposes and is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect our operations. At April 30, 2003, there was $7.0 million outstanding under the line, which we repaid on May 1, 2003, and standby letters of credit of $8.0 million outstanding under this agreement.

     Our subsidiary in China has a $0.8 million short-term revolving loan, which expires on February 29, 2004. The loan is being used for our China operations. At April 30, 2003, there was $0.8 million outstanding under this revolving loan.

H.       Restructuring

     During the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs in previous restructurings was too low and accrued an additional $8.7 million. The original liability was based on estimated sublease rates and timing of signing subleases, which have been affected by the decline in the real estate market. This additional amount, which pertains to three separate restructuring events, is included in the following tables.

     Second quarter of fiscal 2002
     During the second quarter of fiscal 2002, we recorded a pre-tax restructuring charge of approximately $20 million resulting from our continued migration towards becoming a solutions provider and as a result of changing business needs. Specific actions taken included reducing our workforce worldwide by approximately 50 employees (less than 1%), consolidating facilities, closing offices in unprofitable locations, and disposing of excess property and equipment. During the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs was too low and accrued an additional $7.7 million. The original liability was based on estimated sublease rates and timing of signing subleases, which have been affected by the decline in the real estate market.

     The following table summarizes the activity during fiscal 2003 related to the second quarter of fiscal 2002 restructuring.

                                                                   Balance at                             Balance at
                                                      Original    October 31,      Cash                   April 30,
                                                       Charge        2002       Payments   Adjustments       2003
                                                       ------     ----------   ----------  -----------    ----------
   In thousands
   Severance and benefits                             $ 14,748      $  4,258    $ (2,551)    $     --       $  1,707
   Excess facilities and property and equipment          5,146         4,221        (963)       7,735         10,993
   Other restructuring-related costs                       492           300          --           --            300
                                                      --------      --------    --------     --------       --------
                                                      $ 20,386      $  8,779    $ (3,514)    $  7,735       $ 13,000
                                                      ========      ========    =========    ========       ========

     As of April 30, 2003, the remaining balance of the second quarter of fiscal 2002 restructuring charge included accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period not to exceed three years, and redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

     Fourth quarter of fiscal 2001
     During the fourth quarter of fiscal 2001, we recorded $51 million of pre-tax restructuring charges resulting from the restructuring of our operations in light of changes in general market conditions, changing customer demands, and the evolution of our business strategy. This business strategy focuses on Net business solutions designed to secure and power the networked world across leading operating systems. The execution of this strategy included refining our consulting initiatives, refocusing research and development efforts, defining sales and marketing efforts to be more customer and solutions oriented, and adjusting our overall cost structure given current revenue levels and our direction.

     Specific actions included reducing our workforce worldwide by approximately 1,100 employees (approximately 16%), consolidating excess facilities and disposing of excess property and equipment, terminating a management consulting contract that no longer fit with our strategic focus, and abandoning and writing off technologies that no longer fit within our new strategy. We also realigned our remaining resources to better manage our business. During the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs was too low and accrued an additional $0.3 million. The original liability was based on estimated sublease rates and timing of signing subleases, which have been affected by the decline in the real estate market. The following table summarizes the costs and activities during fiscal 2003 related to the fourth quarter of 2001 restructuring.

                                                                   Balance at                             Balance at
                                                      Original     October 31,     Cash                   April 30,
                                                       Charge         2002       Payments    Adjustments      2003
                                                       ------     -----------  ----------   ------------  --------
    In thousands
    Severance and benefits                             $ 32,793     $  1,117   $    (801)    $     --       $    316
    Excess facilities and property and equipment         10,896        4,651      (1,656)         262          3,257
    Other restructuring-related costs                     6,973          624        (241)          --            383
                                                       --------     --------   ----------    --------        -------
                                                       $ 50,662     $  6,392   $  (2,698)    $    262       $  3,956
                                                       ========     ========   ==========    ========       ========

     As of April 30, 2003, the remaining balance of the fourth quarter fiscal 2001 restructuring charge included accrued liabilities largely related to severance and benefits, which will be paid out during fiscal 2003, and excess facilities costs, which will be paid over the respective remaining lease terms.

     Third quarter of fiscal 2001
     During the third quarter of fiscal 2001, we recorded a pre-tax restructuring charge of approximately $30 million as a result of our July 2001 acquisition of Cambridge Technology Partners and changes in our business to move towards a Net business solutions strategy. Specific actions included reducing our workforce worldwide by approximately 280 employees across all functional areas (approximately 5% before the addition of Cambridge), consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within our new strategy, and discontinuing unprofitable product lines. During the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs was too low and accrued an additional $0.7 million. The original liability was based on estimated sublease rates and timing of signing subleases, which have been affected by the decline in the real estate market.

     The following table summarizes the activity during fiscal 2003 related to the third quarter of fiscal 2001 restructuring costs.

                                                                  Balance at                              Balance at
                                                       Original     October 31,     Cash                     April 30,
                                                       Charge         2002       Payments  Adjustments        2003
                                                       ------     -----------  ----------   ------------  -----------
    In thousands
    Severance and benefits                             $ 15,978     $     --    $     --     $     --      $      --
    Excess facilities and property and equipment         10,740        3,889      (1,068)         678          3,499
    Other restructuring-related costs                     3,675          137        (137)          --             --
                                                       --------     --------    ---------    --------      ---------
                                                       $ 30,393     $  4,026    $ (1,205)    $    678      $   3,499
                                                       ========     ========    =========    ========      =========

     As of April 30, 2003, the remaining balance of the third quarter of fiscal 2001 restructuring charge included accrued liabilities related to excess facilities costs, which will be paid over the respective remaining lease terms.

I.   Guarantees

     During the first quarter of fiscal 2002, we sold our subsidiary in the Czech Republic. As a part of this transaction, we provided a guarantee to the landlord of the building we lease in the Czech Republic whereby we agreed to pay any and all monies due under the lease, including legal fees if the new lessee defaults on the lease. During fiscal 2003, we paid approximately $0.1 million against this guarantee and have accrued an additional $0.4 million, which represents our liability exposure if the new lessee continues in default, excluding legal fees.

     As an element of our standard contract terms, we include an indemnification clause in our agreements with our customers that indemnifies the licensee against certain liability and damages arising from intellectual property infringement claims arising from their use or distribution of our software. These terms are common in the high technology industry. We do not record a liability for potential litigation claims related to indemnification agreements with our customers. We do not believe the likelihood of a material obligation is probable.

     We also have some outstanding intercompany guarantees, which guarantee payment of certain obligations of our subsidiaries.

J.   Commitments and Contingencies

     In 1997, the Board of Directors established the Novell Venture account within our investment portfolio for the purpose of promoting our business and strategic objectives by making investments in privately-held companies, mainly small capitalization stocks in the high technology industry sector, and in funds managed by venture capitalists. As of April 30, 2003, we had a balance of $45.8 million related to investments in various venture capital funds and had commitments to contribute an additional $64.2 million to these funds over the next three to four years, upon the request of the fund managers. As a result of our acquisition of Cambridge, we also own both limited and general partnership interests in CTC I of approximately 24%. As of April 30, 2003, we had an investment balance of $0.2 million in CTC I and had commitments to contribute up to an additional $0.3 over the next three to four years. We do not intend to make any new long-term investments through the Novell Venture account or into venture capital funds.

     In May 2002, France Telecom SA and U.S. Philips Corporation, alleged co-owners of a U.S. patent, filed suit in the U.S. District Court, District of Delaware, against Novell. The plaintiffs allege that Novell's NetWare client software infringes the patent. In the suit, the plaintiffs seek unspecified monetary damages and an injunction prohibiting infringement of the patent. We intend to vigorously defend ourselves in this suit. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

     SilverStream and several of its former officers and directors, as well as the underwriters who handled SilverStream's two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Exchange Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of these issuers, including SilverStream's. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court. A Consolidated Amended Complaint with respect to all of these complaints was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. All issuers, including SilverStream, filed a Motion to Dismiss on July 15, 2002. We believe that SilverStream and its former officers and directors have meritorious defenses to the claims made in the complaints and intend to contest the claims against SilverStream and its former directors and officers vigorously. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

     In February 1998, a suit was filed in the U.S. District Court, District of Utah, against us and certain of our officers and directors, alleging violation of federal securities laws by concealing the true nature of our financial condition and seeking unspecified damages. The lawsuit was brought as a purported class action on behalf of purchasers of our common stock from November 1, 1996 through April 22, 1997. After a first dismissal of the suit on November 3, 2000 and a subsequent amendment to the complaint filed on February 20, 2001, the U.S. District Court dismissed the amended complaint with prejudice for failure to state a claim. The Order of Dismissal was entered on April 16, 2002 and the plaintiffs have filed a Notice of Appeal to the Tenth Circuit Court of Appeals. We intend to vigorously defend the upholding of the U.S. District Court's ruling. While there can be no assurance as to the ultimate disposition of the lawsuit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

     We are a party to a number of additional legal claims arising in the ordinary course of our business. We believe that the ultimate resolution of these claims will not have a material adverse effect on our financial position, results of operations or cash flows.

K.   Segment Information

     Beginning November 1, 2002, we reorganized our operations and began reporting our financial results in four segments; three are based on geographic areas and the fourth is Celerant management consulting. The geographic segments are Americas, EMEA, and Asia Pacific. Performance is evaluated by our Chief Executive Officer and Worldwide Management Committee, our chief decision makers, and is based on reviewing revenue and segment operating income (loss) information for each of the geographic segments and for the Celerant management consulting segment. The geographic segments include:

o        Americas - includes the United States, Canada, and Latin America
o        EMEA - includes Eastern and Western Europe, Middle East, and Africa
o Asia Pacific -includes China, Japan, Southeast Asia, Australia, New Zealand, and India

     All geographic segments sell our software, licenses and services offerings (except Celerant management consulting services). These offerings are sold in the U.S. via direct, OEM, reseller, and distributor channels, and internationally are sold directly and through distributors who sell to dealers and end users

     Operating results by segment

                                                   Three months April 30, 2003         Three months April 30, 2002
                                                   ---------------------------         ---------------------------
                                                                     Operating                           Operating
                                                  Net Revenue      Income (Loss)      Net Revenue      Income (Loss)
                                                  -----------      -------------      -----------      -------------
    In thousands
      Americas                                   $  129,503        $   47,831        $  147,431        $   65,560
      EMEA                                           88,673            30,270            74,324            28,697
      Asia Pacific                                   20,908             2,397            19,919             3,518
      Common unallocated operating costs                 --           (94,464)               --           (93,805)
                                                 ----------        ----------        ----------        ----------
    Total geographical segments                     239,084           (13,966)          241,674             3,970
    Celerant management consulting                   36,883             2,249            32,179             2,435
    Unallocated integration costs and
     restructuring adjustments                           --           (10,792)               --           (20,065)
                                                 ----------        -----------       ----------        -----------
    Total                                        $  275,967        $  (22,509)       $  273,853        $  (13,660)
                                                 ==========        ===========       ==========        ===========

                                                 Six months ended April 30, 2003     Six months ended April 30, 2002
                                                 -------------------------------     -------------------------------
                                                                     Operating                           Operating
                                                  Net Revenue      Income (Loss)      Net Revenue      Income (Loss)
                                                  -----------      -------------      -----------      -------------
    In thousands
      Americas                                   $  261,344        $  101,702        $  297,453        $  131,691
      EMEA                                          170,400            59,345           154,109            60,422
      Asia Pacific                                   38,765             3,315            38,968             5,641
      Common unallocated operating costs                 --          (184,169)               --          (190,626)
                                                 ----------        ----------        ----------        ----------
    Total geographical segments                     470,509           (19,807)          490,530             7,128
    Celerant management consulting                   65,429             2,180            61,182             2,444
    Unallocated integration costs and
     restructuring adjustments                           --           (11,047)               --           (21,756)
                                                 ----------        -----------       ----------        -----------
    Total                                        $  535,938        $  (28,674)       $  551,712        $  (12,184)
                                                 ==========        ===========       ==========        ===========

     Common unallocated operating costs include corporate services common to all segments such as corporate sales and marketing, product development, corporate general and administrative costs, and corporate infrastructure costs. Celerant does not utilize these corporate services.

     In addition to reviewing geographic and Celerant management consulting segment results, our chief decision makers review net revenue by solution category. These solution categories are:

o Identity management and secure web services - solutions that help customers with their identity management and security issues. Products include Secure-Login/Single Sign-On, DirXML, iChain, exteNd, and BorderManager. Products in this category are branded as Nsure and exteNd.
o Cross platform services - solutions that offer an effective and open approach to networking and collaboration services, including file, print, messaging, scheduling, workspace, etc. while using a cross-platform approach. Products include NetWare, GroupWise, ZEN, and Novell iFolder. Products in this category are branded as Nterprise.
o Worldwide services - comprehensive worldwide IT consulting and support services that apply Net business solutions to our customers' business situations, providing the business knowledge and technical expertise to help our customers implement our identity management, secure web services, and cross platform services. Services in this category are branded as Ngage.
o Celerant management consulting- operational strategy and implementation consulting services offered to a wide range of customers across various sectors, worldwide.

     Revenue by solution category

                                                        Three months ended April 30,      Six months ended April 30,
                                                        -----------------------------     --------------------------
                                                             2003            2002            2003            2002
                                                             ----            ----            ----            ----
     In thousands
       Identity management and secure web services       $   22,669      $   16,630       $   45,814      $   33,478
       Cross platform services                              142,014         147,052          277,866         297,057
                                                         ----------      ----------       ----------      ----------
     Total software licenses and maintenance                164,683         163,682          323,680         330,535
     Worldwide services                                      74,401          77,992          146,829         159,994
                                                         ----------      ----------       ----------      ----------
     Total IT software and solutions                        239,084         241,674          470,509         490,529
     Celerant management consulting                          36,883          32,179           65,429          61,183
                                                         -----------     -----------      ----------      ----------
     Total net revenue                                   $  275,967      $  273,853       $  535,938      $  551,712
                                                         ==========      ==========       ==========      ==========

     Separate financial information is not evaluated by business segment in regards to asset allocation. Prior to November 1, 2002, we operated and reported financial results based on three business segments: product, consulting, and Volera, Inc.

     For the second quarters of fiscal 2003 and fiscal 2002, sales in the U.S. were $125.8 million and $143.1 million, respectively, and sales to international customers were approximately $150.1 million and $130.8 million, respectively. In the second quarters of fiscal 2003 and fiscal 2002, 75% and 71%, respectively, of our international sales were in EMEA.

     On a year-to-date basis, sales in the U.S. were $249.6 million in fiscal 2003 and $290.5 million in fiscal 2002, and sales to international customers were $286.3 million in fiscal 2003 and $261.2 million in fiscal 2002. For the first six months of fiscal 2003 and fiscal 2002, international sales in EMEA accounted for 75% and 73%, respectively, of our total international sales.

     No single international country accounted for more than 10% of our total revenue.

L.   Net Income (Loss) Per Share

     Earnings per share for the second quarters and first six months of fiscal 2003 and 2002 were calculated as follows:

                                                         Three months ended April 30,      Six months ended April 30,
                                                         -----------------------------     --------------------------
                                                             2003             2002            2003             2002
                                                             ----             ----            ----             ----
     In thousands, except per share data
     Basic & diluted net loss per share:
     Net loss                                            $  (28,612)        $(173,451)       $ (40,500)      $(165,100)
                                                         ===========        ==========       ==========      ==========
     Weighted average shares outstanding                    368,746           362,754          368,411         362,591
     Basic net loss per share                            $    (0.08)        $   (0.48)       $   (0.11)      $    (0.46)
                                                         ===========        ==========       ==========      ===========

M.   Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, for the second quarters and year-to-date periods of fiscal 2003 and 2002, were as follows:

                                                         Three months ended April 30,      Six months ended April 30,
                                                         -----------------------------     --------------------------
                                                             2003             2002            2003             2002
                                                             ----             ----            ----             ----
     In thousands
     Net loss                                           $   (28,612)     $    (173,451)  $   (40,500)      $  (165,100)
     Change in net unrealized gain/(loss) on
       investments                                              (36)            (3,769)          265            (4,015)
     Change in cumulative translation adjustment                700             (1,681)          329              (314)
                                                        -----------      --------------  -----------       ------------
     Comprehensive income (loss)                        $   (27,948)     $    (178,901)  $   (39,906)      $  (169,429)
                                                        ============     ==============  ============      ============

     The components of accumulated other comprehensive income (loss), net of related tax, at April 30, 2003 and October 31, 2002 are as follows:

                                                           April 30, 2003    October 31, 2002
     In thousands
     Net unrealized gain on investment                       $     2,469        $     2,204
     Cumulative translation adjustment                            (1,818)            (2,147)
                                                             ------------       ------------
     Accumulated other comprehensive income                  $       651        $        57
                                                             ===========        ===========

N.   Stock Option and Other Equity Plans

     At April 30, 2003, we had authorized stock option and other equity plans under which options to purchase shares of our common stock could be granted to employees, consultants and outside directors. We apply the intrinsic value method in accounting for our stock option and equity plans. Accordingly, no compensation expense (except compensation expense related to restricted stock purchase grants, below-market option grants, and grants to non-employees) has been recognized for our stock option and other equity plans. If compensation expense for our stock option and other equity plans had been determined based on the fair value method of accounting for stock grants, using the Black-Scholes option pricing model, our net loss and net loss per share would have been the pro forma amounts indicated in the following table.

                                                        Three months ended April 30,      Six months ended April 30,
                                                        -----------------------------     --------------------------
                                                             2003             2002            2003            2002
                                                             ----             ----            ----            ----
     In thousands, except per share data
     Net loss:
       As reported                                     $   (28,612)       $  (173,451)    $  (40,500)    $(165,100)
       Pro forma *                                     $   (35,658)       $  (190,343)    $  (55,774)    $(196,474)
     Net loss per share:
       As reported basic and diluted                   $     (0.08)       $     (0.48)    $    (0.11)    $   (0.46)
       Pro forma basic and diluted*                    $     (0.10)       $     (0.52)    $    (0.15)    $   (0.54)

       * Pro forma amounts have been adjusted to reflect the impact of including compensation expense related to our stock option and other equity plans.

     For the purpose of the above table, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the second quarters of fiscal 2003 and fiscal 2002: a risk-free interest rate of approximately 2.8% and 4.6%, respectively; a dividend yield of 0.0% for both quarters; a weighted-average expected life of five years for both quarters; and a volatility factor of the expected market price of our common stock of 0.88 and 0.87, respectively. The weighted average fair value of options granted in the second quarters of fiscal 2003 and fiscal 2002 were $1.65 and $1.94, respectively.

     For the first six months of fiscal 2003 and fiscal 2002 assumptions included: a risk-free interest rate of approximately 2.9% and 4.4%, respectively; a dividend yield of 0.0% for both periods; a weighted-average expected life of five years for both periods; and a volatility factor of the expected market price of our common stock of 0.88 and 0.87, respectively. The weighted average fair value of options granted in the first six months of fiscal 2003 and fiscal 2002 were $2.06 and $2.51, respectively.

     For purposes of the above table, the Company does not recognize compensation expense related to employee purchase rights under the Purchase Plan. Pro forma compensation expense is estimated for the fair value of the employees' purchase right using the Black-Scholes option pricing model with the following assumptions for the shares issued in the second quarters of fiscal 2003 and fiscal 2002: risk-free interest rate of approximately 2.3% and 1.5%, respectively; a dividend yield of 0.0% for both periods; a weighted-average expected life of 6 months for both periods; and a volatility factor of the expected market price of our common stock of 0.88 and 0.87, respectively. The weighted average fair value of the purchase rights issued in the second quarters of fiscal 2003 and fiscal 2002 was $0.93 and $1.52. There were no purchase rights issued in the first quarters of fiscal 2003 and fiscal 2002.

     Pursuant to an Exchange Offer dated May 14, 2003, which our stockholders approved at our Annual Meeting held on May 1, 2003 through the approval of amendments to our employee stock option plans, we offered a stock option exchange program (the program) to our non-executive employees giving them the right to exchange outstanding stock options with an exercise price of $5.03 per share or more for new options to be issued six months and one day after the close of the tender offer. The options tendered under the program will be replaced with options to purchase a fewer number of shares than the original options would have provided, based upon an exchange ratio, which is based on the exercise price of the tendered option.

     The program was structured to comply with current accounting guidelines so that we will not be subject to variable accounting and thus will not recognize compensation expense in connection with the grant of the replacement options. If the current accounting standards or guidelines are changed prior to the completion of the tender offer, we will have to comply with the changed accounting treatment.

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

     We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the quarter-end, the fair value of the derivatives as of April 30, 2003 is insignificant. Gains and losses recognized during the quarter on these foreign currency contracts are recorded as other income or expense and would generally be offset by corresponding losses or gains on the related hedged items, resulting in negligible net exposure to our financial statements. We do not currently hedge currency risks related to revenue or expenses denominated in foreign currencies.

P.       Subsequent Events

     On April 22, 2003, we entered into an agreement to sell our office campus and the adjacent vacant land located in San Jose, California for a total of approximately $124 million. After transaction costs, we anticipate netting approximately $120 million in cash. At April 30, 2003, the net book value of the campus and land was approximately $97 million. The closing date for the sale of the vacant land was May 27, 2003 and the expected closing date for the sale of the office campus is June 30, 2003.

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

Introduction

Novell, Inc. has been a pioneer in the field of computer networking since our development and release of NetWare in the mid 1980s. As a result of our 20 years of experience as a leader in the field of computer networking, we have some of the best networking engineers in the world. These engineers work with our consulting force to create world-class IT solutions. We are extraordinarily proud of our people, the skills that they have and the dedication that they bring to our company. Leveraging this expertise, we expect to continue our evolution of our cross platform strategy and become a leading company in providing cross platform solutions, secure Web services, and identity management. Our solutions leverage our network expertise and the Web to help to create a world without information boundaries.

Today we provide Net business solutions across a myriad of platforms designed to secure and empower the networked world, helping organizations solve complex business challenges, simplify their systems and processes, and capture new opportunities. Net business solutions include software applications and consulting services that were developed using open Internet standards and our own eDirectoryTM network infrastructure products, support highly distributed network solutions and capitalize on the growth of the Internet. With both software and services offerings, we can determine how Net business solutions can be used by an organization and the requirements necessary to ensure proper security and access. This can then be turned into a Net solutions approach that helps our customer deliver the right information, to the right individual, at the right time, and on the right device.

In addition, our Net business solutions include essential network management, messaging, and collaboration capabilities integrated through our directory services. Networks are inherently a varied mix of business process, infrastructure, computer systems, applications, and other devices. Our software provides the framework and applications for managing, maintaining, and accessing the information and services of these networks. During fiscal 2003, we announced our strategy to support the Linux kernel in addition to the NetWare kernel. This would give our customers a choice by providing Novell products and services that run on both Netware and Linux platforms.

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

Revenue recognition. Revenue from our Celerant management consulting segment and about half of the revenue from our IT consulting group within our worldwide services business is derived from fixed-price, fixed-time contracts, which require the accurate estimation of the cost, scope, and duration of each engagement. Revenue and the related costs for these projects are recognized using the percentage-of-completion method, using time-to-completion to measure the percent complete, with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations.

We record a provision against revenue for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. We also record a provision to operating expense for bad debts resulting from customers' inability to pay for the products or services they have received due to such factors as bankruptcy. These estimates are based on historical sales returns and bad debt data, analysis of credit memo data, and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns or bad debts, revenue or net income could be overstated or understated.

Long-lived Assets. Our long-lived assets include property, plant and equipment, long-term investments, goodwill and other intangible assets. At April 30, 2003, our long-lived assets included $353.2 million of net property, plant and equipment, $55.6 million of long-term investments, $180.6 million of goodwill, $30.1 million of identifiable intangible assets, and $103.2 million of current and non-current net deferred tax assets.

Property, Plant and Equipment. We periodically review our property, plant and equipment for impairment in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." In determining whether an asset is impaired, we must make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset, and other related factors. If these estimates or their underlying assumptions change, we may be required to record impairment charges for these assets. For example, in the fourth quarter of fiscal 2002, we determined that our facilities in San Jose, California and a small building in Provo, Utah had become impaired due to changes in the intended use of the facilities, as well as changes in the local commercial real estate market. This resulted in a pre-tax, non-cash impairment charge of $80 million. Depending upon relevant factors, such as a decision to sell a facility, or a continuation of the decline in real estate market conditions, we could be required to record additional impairment charges.

Long-term Investments. The fair value of long-term investments is dependant on the actual financial performance of the companies and venture funds in which we have invested, the investee's market value, and the volatility inherent in the external markets for these investments. In assessing potential impairment for these privately-held equity investments, we consider these factors as well as the forecasted financial performance of our investees, liquidation preference value of the stock we hold, and estimated potential for investment recovery based on all these factors. If any of these factors indicate that the investment has become other-than-temporarily impaired, we will have to record additional impairment charges not previously recognized. During the first six months of fiscal 2003, we recognized $24.5 million of impairment losses related to our long-term investments. If general market conditions do not improve, or if any of the companies or venture funds included in long-term investments do not meet performance goals, our investments could become further impaired on an other-than-temporarily basis as their values decline, causing us to record further investment impairment charges.

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

We will be performing our annual impairment review under Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," in the fourth quarter of fiscal 2003, based on August 1, 2002 balances, to determine whether there has been any impairment of our goodwill as of that date. Various assumptions will be made as a part of this analysis that could affect the resulting outcome. For example, to estimate the fair value of our reporting units, management will make estimates and judgments about future cash flows based on our fiscal 2003 forecast and current long-range plans used to manage the business. These long-range estimates could change in the future depending on changes in the Company as well as external factors. Future changes in estimates could possibly result in a non-cash goodwill impairment that could have a material adverse impact on our financial condition and results of operations.

In connection with our acquisition of SilverStream, we acquired developed technology related to Silverstream's exteNd products that could be combined with our products and services. The value of this intangible asset was determined using expected future cash flows for the exteNd products as well as the combined products, and an estimated discount factor to account for risks associated with the product business and future versions of the exteNd products. We also periodically review our identifiable intangible assets for impairment in accordance with SFAS No. 144. In determining whether an intangible asset is impaired, we must make assumptions regarding estimated future cash flows from the asset, intended use of the asset and other related factors. If the estimates or the related assumptions used to determine the value of the intangible assets change, we may be required to record impairment charges for these assets. For example, if we were to abandon our products which integrate the exteNd Web-based technology that we acquired from SilverStream, or if the sales forecasts for these secure Web services products were to change, we could be required to record an impairment charge in future periods.

Deferred Tax Assets. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly. During the six months ended April 30, 2003, we identified an additional $12.0 million of valuation allowances related to the increase in our net deferred tax assets, primarily relating to investment impairments, that we may not be able to recognize in future periods.

Results of operations

Revenue

                                     Three months ended April 30,            Six months ended April 30,
                                         2003          2002         Change       2003          2002         Change
                                         ----          ----         ------       ----          ----         ------
(Dollars in thousands)
  New software licenses              $   64,465    $    70,448         (9)%   $  125,503   $   142,086        (12)%
  Maintenance and services              211,502        203,405          4%       410,435       409,626          --%
                                     ----------    -----------                ----------   -----------
Total net revenue                    $  275,967    $   273,853          1%    $  535,938   $   551,712         (3)%
                                     ==========    ===========                ==========   ===========

New software licenses revenue decreased in the second quarter and first six months of fiscal 2003 compared to the same periods of fiscal 2002 primarily due to decreased demand for our solutions in the United States as a result of the weak economic environment and a continuing decline in the demand for our Netware products. Maintenance and services revenue, which includes software maintenance, technical support, education, and consulting services grew in the second quarter of fiscal 2003 compared to the same period in fiscal 2002. This increase was largely due to growth in product maintenance revenue, increased Celerant management consulting revenue, and favorable Euro exchange rates, partially offset by decreased demand for IT consulting services. Maintenance and services revenue remained flat during the first six months of fiscal 2003 compared to the same period in fiscal 2002, largely due to declining IT consulting revenue, and weak sales in the United States as a result of the poor economy, which offset growth in product maintenance revenue and favorable foreign exchange rates.

Beginning November 1, 2002, we reorganized our operations and began reporting our financial results in four new segments; three are based on geographic area and the fourth is Celerant management consulting. The geographic segments include:

o        Americas - includes the United States, Canada, and Latin America
o        EMEA - includes Eastern and Western Europe, Middle East, and Africa
o Asia Pacific -includes China, Japan, Southeast Asia, Australia, New Zealand, and India

Company performance is evaluated by our Chief Executive Officer and Worldwide Management Committee, our chief decision makers, based on reviewing revenue and segment operating income (loss) for the geographic segments listed above and the Celerant management consulting segment. Separate financial information is not evaluated by business segment in regards to asset allocation.

                                     Three months ended April 30,             Six months ended April 30,
                                         2003          2002         Change       2003          2002         Change
                                         ----          ----         ------       ----          ----         ------
(Dollars in thousands)
  Americas                           $  129,503    $   147,431        (12)%   $  261,344   $   297,453        (12)%
  EMEA                                   88,673         74,324         19%       170,400       154,109         11%
  Asia Pacific                           20,908         19,919          5%        38,765        38,968         (1)%
  Celerant                               36,883         32,179         15%        65,429        61,182          7%
                                     ----------    -----------                ----------   -----------
Total net revenue                    $  275,967    $   273,853          1%    $  535,938   $   551,712         (3)%
                                     ==========    ===========                ==========   ===========

Revenue in the Americas decreased during the second quarter and first six months of fiscal 2003 compared to the same periods of fiscal 2002 due to decreased software and consulting revenue reflecting poor United States market conditions, declining Netware revenue and lower IT consulting demand and billing rates. In addition, revenue in the Americas was negatively affected during the first six months of fiscal 2003 by a temporary distraction to our selling efforts in the United States while we transferred certain of our customer accounts from our sales force to our channel partners. Revenue increased in EMEA during the second quarter and first six months of fiscal 2003 due to favorable foreign exchange rates and recovering European market conditions, which resulted in greater demand for our products and services. The increase in revenue in Asia Pacific during the second quarter of fiscal 2003 was primarily due to strong sales in Australia. For the first six months of fiscal 2003, Asia Pacific sales decreased slightly as the weak Japanese economy offset increased sales in Australia. Celerant worldwide revenue increased in the second quarter and first six months of fiscal 2003 due primarily to improved revenue growth in Europe resulting in greater demand for Celerant's consulting services, revenue recognized on a number of large completed contracts, and favorable foreign exchange rates. Revenue outside the U.S. represented 54% of total revenue in the second quarter of fiscal 2003 compared to 48% in the first quarter of fiscal 2002. Revenue outside the U.S. for the first six months of fiscal 2003 was 53% compared to 47% in the first six months of fiscal 2002.

In addition to reviewing geographic and Celerant management consulting segment results, our chief decision makers review net revenue by solution category:
These solutions categories are:

o Identity management and secure web services - solutions that help customers with their identity management and security issues. Products include Secure-Login/Single Sign-On, DirXML, iChain, exteNd, and BorderManager. This category is branded as Nsure and exteNd.
o Cross platform services - solutions that offer an effective and open approach to networking and collaboration services, including file, print, messaging, scheduling, workspace, etc. while using a cross-platform approach. Products include NetWare, GroupWise, ZEN, and Novell iFolder. This category is branded as Nterprise.
o Worldwide services - comprehensive worldwide consulting and support services that apply Net business solutions to our customers' business situations, providing the business knowledge and technical expertise to help our customers implement our identity management, secure web services, and cross platform services. This category is branded as Ngage.
o Celerant management consulting - provides operational strategy and implementation consulting services, which result in quantifiable value, to a wide range of customers across various sectors, worldwide.


                                     Three months ended April, 30            Six months ended April 30,
                                         2003          2002         Change       2003          2002         Change
                                         ----          ----         ------       ----          ----         ------
(Dollars in thousands)
  Identity management and secure
    web services                     $   22,669    $    16,630         36%    $   45,814   $    33,478         37%
  Cross platform services               142,014        147,052         (3)%      277,866       297,057         (7)%
  Worldwide services                     74,401         77,992         (5)%      146,829       159,994         (8)%
  Celerant management consulting
                                         36,883         32,179         15%        65,429        61,183          7%
                                     ----------    -----------                ----------   -----------
Total net revenue                    $  275,967    $   273,853         (1)%   $  535,938   $   551,712         (3)%
                                     ==========    ===========                ==========   ===========

Identity management and secure web services revenue increased in the second quarter and first six months of fiscal 2003 compared to the same periods of fiscal 2002 due to the addition of the SilverStream secure web services products as well as increased demand for our Secure Login/Single SignOn and DirXML products as the secure identity market continues to grow. Cross platform services declined in the second quarter and first six months of fiscal 2003 compared to the same periods in fiscal 2002 primarily due to the decline in demand for our NetWare products, offset slightly by increased demand for our Groupwise and ZEN products. Worldwide services revenue declined in the second quarter and first six months of fiscal 2003 compared to the same periods in fiscal 2002 primarily due to the weakened demand for our IT consulting services in the U.S. and lower billing rates as a result of the weak economic environment.

At April 30, 2003, we had $267.5 million of deferred revenue, representing revenue that is expected to be recognized in future periods. The majority of this deferred revenue relates to maintenance contracts, which are recognized ratably over the maintenance period. We have either received payment or recorded a receivable for the deferred revenue, and have determined collectability to be reasonably certain. Direct costs incurred to fulfill these maintenance obligations are relatively small and are recognized as work is performed.

Forward-looking revenue trends
Due to the uncertainty in the U.S. and global economies, heightened political conflicts throughout the world, and continued volatility in the information technology marketplace, we do not believe the information technology or consulting markets will recover, in the U.S. or globally, within the next several quarters. We anticipate some continued declines in our NetWare revenue. However, we have announced that the next version of NetWare will include network services running on both the NetWare kernel and the Linux kernel. This announcement may help to slow the declines because our customers now have a clear vision of our migration path. We believe this will help us gain new customers and increase revenue in future periods. We also believe that the identity management and secure web services markets will continue to grow as it matures, which may improve revenue from our offerings in these areas. As previously disclosed, we have decided not to provide specific revenue forecast information for the remainder of fiscal 2003 or future periods.

Gross profit

                                    Three months ended April, 30            Six months ended April 30,
                                         2003          2002         Change       2003          2002         Change
                                         ----          ----         ------       ----          ----         ------
(Dollars thousands)
Gross profit                         $  167,196    $  161,025           4%    $  329,603   $  321,315           3%
Percentage of revenue                       61%           59%                        62%          58%

Gross profit in total and as a percentage of sales increased in the second quarter and first six months of fiscal 2003 compared to the same periods of fiscal 2002 primarily due to improved consulting margins resulting from headcount reductions in fiscal 2002 and improved performance in our Celerant management consulting subsidiary. We are continuing to address ways to improve our gross margin percentage in future periods, such as improving utilization, increasing IT consulting billing rates, and reducing expenses. However, due to the uncertainty in the U.S. and global economies, heightened political conflicts throughout the world, and continued volatility in the information technology marketplace, we do not believe we will see significant improvements in our gross margin percentages in the next several quarters. As previously disclosed, we have decided not to provide specific forecasted earnings information for the remainder of fiscal 2003 or future periods.

Operating expenses

                                    Three months ended April, 30            Six months ended April 30,
                                         2003          2002         Change       2003          2002         Change
                                         ----          ----         ------       ----          ----         ------
(Dollars in thousands)
Sales and marketing                  $  101,737    $   82,145          24%    $  200,042   $  167,621          19%
  Percentage of revenue                      37%           30%                        37%          30%
Product development                  $   48,354    $   42,385          14%    $   91,276   $   85,398           7%
  Percentage of revenue                      18%           16%                        17%          16%
General and administrative           $   30,939    $   31,055           --%   $   58,284   $   61,380          (5)%
  Percentage of revenue                      11%           11%                        11%          11%
Restructuring                        $    8,675    $   19,100         (55)%   $    8,675   $   19,100         (55)%
  Percentage of revenue                       3%            7%                         2%           4%
Total operating expenses             $  189,705    $  174,685           9%    $  358,277   $  333,499           7%
  Percentage of revenue                      69%           64%                        67%          60%

Operating expenses, in total and as a percentage of revenue, increased in the second quarter and first six months of fiscal 2003 compared to the same periods in fiscal 2002 primarily due to additional operating expenses related to the SilverStream acquisition in the third quarter of fiscal 2002, increased sales and marketing headcount, and increased marketing costs for our new advertising campaign that was rolled out during the first quarter. These expenses were offset somewhat by lower salary expenses as a result of lower bonus accruals and lower headcount due to the restructuring and other headcount reductions in fiscal 2002.

Sales and marketing expense, in total and as a percentage of revenue, increased in the second quarter and first six months of fiscal 2003 compared to the same periods in fiscal 2002 primarily as a result of increased marketing costs associated with our new advertising campaign and increased sales headcount. We have spent approximately $10 million per quarter during fiscal 2003 on our new advertising campaign and anticipate spending approximately the same amount during the remainder of fiscal 2003 in an effort to attract new customers and increase revenue. Sales and marketing headcount increased by 164 employees in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002, which increase includes the addition of 119 SilverStream employees. Sales and marketing expenses can fluctuate as a percentage of revenue in any given period due to product promotions, advertising, and other discretionary expenses.

Product development expenses, in total and as a percentage of revenue, increased in the second quarter and first six months of fiscal 2003 compared to the same periods of fiscal 2002 due primarily to the addition of SilverStream in the third quarter of fiscal 2002. Product development headcount increased by 240 employees compared to the second quarter of fiscal 2002, which increase includes the addition of 174 SilverStream employees and additional employees to support our Linux initiatives. The increase in cost for the additional headcount was offset slightly by savings related to lower bonus accruals in fiscal 2003 and a favorable settlement received in the first quarter of fiscal 2003 related to development obligations dating back to agreements signed in the 1990s. We anticipate that our product development expenses will remain relatively flat or decrease slightly in remaining quarters of fiscal 2003 compared to the second quarter fiscal 2003 amounts as we continue our cost cutting efforts.

General and administrative expenses in the second quarter of fiscal 2003 remained flat compared to the second quarter of fiscal 2002 primarily due to additional facility-related merger expenses we recorded due to the declining real estate market, which offset lower operating costs related to decreased headcount and integration costs. During the first six months of fiscal 2003, general and administrative costs decreased primarily due to a full year's impact of the fiscal 2002 restructuring, lower integration costs related to the Cambridge and SilverStream acquisitions, and lower bad debt charges. General and administrative headcount decreased by eight employees at the end of the second quarter of fiscal 2003 compared to the same period of fiscal 2002. As a percentage of revenue, general and administrative costs remained relatively flat in the second quarter and first six months of fiscal 2003 compared to the same periods in fiscal 2002 partially as a result of lower revenue in fiscal 2003. We anticipate that our general and administrative expenses will remain relatively flat or decrease slightly during the remainder of fiscal 2003 as we continue our cost cutting efforts.

Restructuring

During the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs in previous restructurings was too low and accrued an additional $8.7 million. The original liability was based on estimated sublease rates and timing of signing subleases, which have been affected by the decline in the real estate market. This additional amount, which pertains to three separate restructuring events, is included in the following tables.

Second quarter of fiscal 2002
During the second quarter of fiscal 2002, we recorded a pre-tax restructuring charge of approximately $20 million resulting from our continued migration towards becoming a solutions provider and as a result of changing business needs. Specific actions taken included reducing our workforce worldwide by approximately 50 employees (less than 1%), consolidating facilities, closing offices in unprofitable locations, and disposing of excess property and equipment. During the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs was too low and accrued an additional $7.7 million. The original liability was based on estimated sublease rates and timing of signing subleases, which have been affected by the decline in the real estate market.

The following table summarizes the activity during fiscal 2003 related to the second quarter of fiscal 2002 restructuring.

                                                                Balance at                            Balance at
                                                    Original    October 31,      Cash                  April 30,
                                                     Charge        2002        Payments  Adjustments     2003
                                                     ------     ---------    ----------  -----------   ----------
In thousands
Severance and benefits                              $ 14,748      $  4,258    $ (2,551)    $     --      $  1,707
Excess facilities and property and equipment           5,146         4,221        (963)       7,735        10,993
Other restructuring-related costs                        492           300          --           --           300
                                                    --------      --------    --------     --------      --------
                                                    $ 20,386      $  8,779    $ (3,514)    $  7,735      $ 13,000
                                                    ========      ========    =========    ========      ========

As of April 30, 2003, the remaining balance of the second quarter of fiscal 2002 restructuring charge included accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period not to exceed three years, and redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

Fourth quarter of fiscal 2001
During the fourth quarter of fiscal 2001, we recorded $51 million of pre-tax restructuring charges resulting from the restructuring of our operations in light of changes in general market conditions, changing customer demands, and the evolution of our business strategy. This business strategy focuses on Net business solutions designed to secure and power the networked world across leading operating systems. The execution of this strategy included refining our consulting initiatives, refocusing research and development efforts, defining sales and marketing efforts to be more customer and solutions oriented, and adjusting our overall cost structure given current revenue levels and our direction.

Specific actions included reducing our workforce worldwide by approximately 1,100 employees (approximately 16%), consolidating excess facilities and disposing of excess property and equipment, terminating a management consulting contract that no longer fit with our strategic focus, and abandoning and writing off technologies that no longer fit within our new strategy. We also realigned our remaining resources to better manage our business. During the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs was too low and accrued an additional $0.3 million. The original liability was based on estimated sublease rates and timing of signing subleases, which have been affected by the decline in the real estate market. The following table summarizes the costs and activities during fiscal 2003 related to the fourth quarter of 2001 restructuring.

                                                                Balance at                             Balance at
                                                   Original     October 31,     Cash                   April 30,
                                                    Charge         2002       Payments   Adjustments       2003
                                                    ------     -----------  ----------  ------------   --------
In thousands
Severance and benefits                              $ 32,793     $  1,117   $    (801)    $     --      $    316
Excess facilities and property and equipment          10,896        4,651      (1,656)         262         3,257
Other restructuring-related costs                      6,973          624        (241)          --           383
                                                    --------     --------   ----------    --------       -------
                                                    $ 50,662     $  6,392   $  (2,698)    $    262      $  3,956
                                                    ========     ========   ==========    ========      ========

As of April 30, 2003, the remaining balance of the fourth quarter fiscal 2001 restructuring charge included accrued liabilities largely related to severance and benefits, which will be paid out during fiscal 2003, and excess facilities costs, which will be paid over the respective remaining lease terms.

Third quarter of fiscal 2001
During the third quarter of fiscal 2001, we recorded a pre-tax restructuring charge of approximately $30 million as a result of our July 2001 acquisition of Cambridge Technology Partners and changes in our business to move towards a Net business solutions strategy. Specific actions included reducing our workforce worldwide by approximately 280 employees across all functional areas (approximately 5% before the addition of Cambridge), consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within our new strategy, and discontinuing unprofitable product lines. During the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs was too low and accrued an additional $0.7 million. The original liability was based on estimated sublease rates and timing of signing subleases, which have been affected by the decline in the real estate market.

The following table summarizes the activity during fiscal 2003 related to the third quarter of fiscal 2001 restructuring costs.

                                                                Balance at                             Balance at
                                                   Original     October 31,     Cash                    April 30,
                                                    Charge         2002       Payments  Adjustments       2003
                                                    ------     -----------  ----------  ------------   ---------
In thousands
Severance and benefits                              $ 15,978     $     --    $     --     $     --     $      --
Excess facilities and property and equipment          10,740        3,889      (1,068)         678         3,499
Other restructuring-related costs                      3,675          137        (137)          --            --
                                                    --------     --------    ---------    --------     ---------
                                                    $ 30,393     $  4,026    $ (1,205)    $    678     $   3,499
                                                    ========     ========    =========    ========     =========

As of April 30, 2003, the remaining balance of the third quarter of fiscal 2001 restructuring charge included accrued liabilities related to excess facilities costs, which will be paid over the respective remaining lease terms.

As a result of the fiscal 2002 and the two fiscal 2001 restructurings, we reduced our expenses by approximately $50 million on a quarterly basis, before any increased strategic expenditures and the impact of the SilverStream acquisition. We could incur additional restructuring charges in the future as we continue to develop our Net solutions strategy and react to market conditions by reducing costs.

Employees

                                                                 April 30,    April 30,
                                                                   2003         2002     Change
(Dollars in thousands)
Employees at end of quarter (full time equivalents)               6,221         6,041          3%
Revenue per average employee for three months ended              $  177       $   178

Headcount in the second quarter of fiscal 2003 increased compared to the same period in fiscal 2002 due primarily to the acquisition of SilverStream in July 2002. These headcount additions were partially offset by restructuring related headcount reductions, which occurred during fiscal 2002. We continue to monitor headcount to ensure our resources are aligned with expected business levels and our business strategy.

Other income (expense), net

                                     Three months ended April 30,             Six months ended April 30,
                                         2003          2002         Change       2003          2002         Change
                                         ----          ----         ------       ----          ----         ------
(Dollars in thousands)
Other income (expense), net          $  (12,475)   $  (18,382)         32%    $  (18,664)  $    (7,928)      (135)%
Percentage of revenue                        (5)%          (7)%                       (4)%          (1)%

The primary component of other income (expense), net, was net investment income
(loss), which was a loss of $10.5 million in the second quarter of fiscal 2003 compared to a loss of $17.2 million in the second quarter of fiscal 2002. In the second quarter of fiscal 2003, the net investment loss included impairment losses on long-term investments totaling $13.7 million, realized net gains on the sale of short-term equity securities of $0.5 million, and $2.7 million in interest income. During the second quarter of fiscal 2002, investment income of $7.2 million was offset by investment impairment losses of $24.4 million. During the first six months of fiscal 2003, the net investment loss included impairment losses on long-term investments totaling $24.5 million, realized net gains on the sale of short-term equity securities of $0.8 million, and $7.0 million in interest income. During the first six months of fiscal 2002, investment income of $15.3 million was offset by investment impairment losses of $29.8 million. Excluding investment income (loss), other expense, net, decreased $0.8 million in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. During the first six months of fiscal 2003, other expense, net, decreased $7.7 million compared to the same period in fiscal 2002 due primarily to a $9 million gain on the sale of a building in the first quarter of fiscal 2002.

Income tax expense (benefit)

                                     Three months ended April 30,            Six months ended April 30,
                                         2003          2002         Change       2003          2002         Change
                                         ----          ----         ------       ----          ----         ------
(Dollars in thousands)
Income tax expense (benefit)         $  (6,372)    $  (2,293)           178%  $  (6,838)   $    1,286          (632)%
Percentage of revenue                       (2)%          (1)%                        (1)%         --%
Effective tax (benefit) rate               (18)%          (7)%                      (14)%          6%

Our actual effective tax benefit rate for the second quarter of fiscal 2003 was 18% compared to the effective tax benefit rate of 7% for the same period in 2002. Our actual effective tax benefit rate for the first six months of fiscal 2003 was 14% compared to the effective tax rate of 6% for the same period in 2002. The rate differs because of differences in the amount of non-deductible investment impairments taken in each period.

Net loss and net loss per share

                                    Three months ended April 30,            Six months ended April 30,
(Dollars in thousands,                   2003          2002         Change       2003          2002         Change
                                         ----          ----         ------       ----          ----         ------
  except per share)
Net loss                             $  (28,612)   $ (173,451)           84%  $  (40,500)  $ (165,100)           76%
Percentage of revenue                       (10)%         (63)%                       (8)%        (30)%
Net loss per share:
  Basic and diluted                  $    (0.08)   $    (0.48)           84%  $    (0.11)  $    (0.46)           76%

We incurred a net loss per share of $0.08 in the second quarter of fiscal 2003 compared to net loss per share of $0.48 in the same period of fiscal 2002. The second quarter and year-to-date fiscal 2002 net loss and net loss per share includes a $143.7 million cumulative effect of an accounting change, which resulted from our adoption of SFAS No. 142. Through our initial SFAS No. 142 analysis, we determined that a portion of our goodwill related to the acquisition of Cambridge Technology Partners in July 2001 had become impaired. Before the cumulative effect of the accounting change, net loss per share was $0.08 for the second quarter and $0.06 for the first six months of fiscal 2002. The net loss per share during the second quarter of fiscal 2003 was primarily due to a $13.7 million (pre-tax) charge for long-term investment impairments, higher sales and marketing expenses to roll out our new advertising campaign, and facility-related restructuring and merger expenses, as discussed previously. In addition, the net loss per share for the first six months of fiscal 2003 included $10.8 million of additional investment impairment expenses incurred in the first quarter of fiscal 2003. At this time, we have decided not to provide specific forecasted earnings information for the remainder of fiscal 2003.

Liquidity and capital resources

                                      April 30,     October 31,
                                          2003         2002      Change
(Dollars in thousands)
Cash and short-term investments       $  626,397    $ 635,858        1%
Percentage of total assets                    39%          38%

Cash and short-term investments totaled $626.4 million at April 30, 2003 compared to $635.9 million at October 31, 2002. The decrease in cash can be attributed to cash used for operations of $3.5 million, expenditures for fixed assets of $21.8 million, cash paid to acquire Volera minority interest shares from Accenture of $1.1 million, and net cash paid for long-term investments of $7.8 million. These decreases were offset somewhat by cash proceeds from stock issuances under employee stock option or equity plans of $7.0 million, cash proceeds from the sale of a portion of our vacant land in San Jose, California of $0.8 million, cash from our line of credit of $6.9 million, and the impact of foreign exchange fluctuations.

Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, which incur market risk. We mark our short-term investments to market each month. Our short-term investment portfolio includes gross unrealized gains of $3.3 million and gross unrealized losses of $0.4 million as of April 30, 2003. We monitor our investments and record losses when a decline in the investment's market value is determined to be other than temporary.

We have also invested excess cash in long-term investments through the Novell Venture account, CTC I, and direct investments in equity securities of privately-held companies. Investments made through the Novell Venture account and CTC I generally are in privately-held companies, including small capitalization stocks in the high technology industry sector, and expansion-stage privately-held companies. Within the Novell Venture account there are also investments in venture capital funds that are managed largely by external venture capitalists. CTC I is managed internally. The value of the investments made through the Novell Venture account and CTC I is dependent on the performance, successful acquisition, and/or initial public offering of the investees. As of April 30, 2003, we had commitments to contribute an additional $64.2 million to the externally managed venture capital funds over the next three to four years, as requested by the fund managers, and commitments to the CTC I fund to contribute up to an additional $300,000 over the next three to four years. We intend to fund these investments with cash from operations and cash income from short-term investments, and sales of short-term investments on hand.

As of April 30, 2003, we had cash and other short-term investments of $433.8 million in accounts outside the U.S. Repatriation of any portion of this amount would be subject to U.S. federal income taxes. We have provided for the tax liability on these amounts for financial statement purposes except for $15.0 million of earnings, which is permanently invested outside the U.S. Repatriation, however, could result in a loss of certain tax attributes of up to $38.5 million and result in additional U.S. federal income tax payments of such amounts in future years.

During the first quarter of fiscal 2002, we sold our subsidiary in the Czech Republic. As a part of this transaction, we provided a guarantee to the landlord of our building there whereby we agreed to pay any and all monies due under the lease, including legal fees if the new lessee defaults on the lease. During the first six months of fiscal 2003, we paid approximately $0.1 million against this guarantee and have accrued a liability for an additional $0.4 million that we could be required to pay, excluding legal fees, if the new lessee continues in default.

As an element of our standard contract terms, we include an indemnification clause in our agreements with our customers that indemnifies the licensee against certain liability and damages arising from intellectual property infringement claims arising from their use or distribution of our software. These terms are common in the high technology industry. We do not record a liability for potential litigation claims related to indemnification agreements with our customers. We do not believe the likelihood of a material obligation is probable.

On April 22, 2003, we entered into an agreement to sell our office campus and the adjacent vacant land located in San Jose, California for a total of approximately $124 million. After transaction costs, we anticipate netting approximately $120 million in cash. At April 30, 2003, the net book value of the campus and land was approximately $97 million. The closing date for the sale of the vacant land was May 27, 2003 and the expected closing date for the sale of the office campus is June 30, 2003.

Our principal source of liquidity continues to be from operations, on-hand cash, and income from short-term investments. At April 30, 2003, our principal unused sources of liquidity consisted of cash on hand in the amount of $374.5 million, short-term investments in the amount of $251.9 million, and available borrowing capacity of under our lines of credit. Our liquidity needs are principally for financing of accounts receivable, fixed assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

During the first six months of fiscal 2003, we used $3.5 million of cash to fund operations. We plan to reduce our cost structure over the remainder of fiscal 2003 to help us return to positive net cash flows from operating and investing activities for fiscal 2003. We anticipate being able to fund our current operations, any future acquisitions, any further integration, restructuring or any merger-related costs, and planned capital expenditures for the foreseeable future with existing cash on hand and short-term investments together with cash from the planned sale of our facilities in San Jose, California, cash generated from operations, and investment income. We believe that additional borrowings under our credit facilities or offerings of equity or debt securities are possible if the need arises, although such offerings may not be available to us on acceptable terms. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 2003 are anticipated to be approximately $50 million, but could be reduced if our growth is less than presently anticipated.

During the fourth quarter of fiscal 2001, the Board of Directors extended our stock repurchase program through June 30, 2003 and authorized the use of up to $500 million for the repurchase of additional outstanding shares of our common stock. As of April 30, 2003, $89 million of the authorized amount had been spent to repurchase 14 million shares under this plan at an average price of $6.23 per share. No shares were repurchased during the first half of fiscal 2003.

Factors Affecting Future Results of Operations

Our future results of operations involve a number of risks and uncertainties that could cause actual results to differ materially from expected and historic results. A number of these risks and uncertainties are discussed in the following paragraphs.

The Current Economic Climate and Outlook in the Technology Consulting and Information Technology Services Sector Is Weak, Causing Our Business to Suffer

The weakened global economic climate, particularly in the technology sector, has had an adverse effect on our stock price and ability to sell products and services. Future economic projections for this sector do not anticipate a quick recovery. A continuation of the weakened global economy could have further negative effects on our stock price and ability to sell products and services in the future.

Our Financial and Operating Results May Vary, Negatively Affecting our Ability to Detect Trends

We often experience a higher volume of revenue at the end of each quarter and during our fourth quarter. Because of this, fixed costs that are out of line with revenue levels may not be detected until late in any given quarter and results of operations could be adversely affected.

Operating results have been, and may also continue to be, affected by other factors including, but not limited to:

    o    timing of orders from customers and shipments to customers;

    o product mix, including a shift from higher margin to lower margin products or services;

    o    delays or problems with our fulfillment agents;

    o impact of foreign currency exchange rates on the price of our products in international locations;

    o responding to revenue declines experienced by our distribution partners;

    o deriving anticipated benefits from our restructurings and our corporate strategies; and

    o delivering solutions as expected by our customers and systems integration partners.

We May Not Be Able to Successfully Compete in a Challenging Market for Computer Software and Consulting Services

The market for networking applications and solutions as well as IT consulting is highly competitive and subject to rapid technological change. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that competitive factors common to all of our solution categories include: the breadth of our offerings; the pricing of our products and services; and the timing and market acceptance of new solutions developed by us and our competitors.

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

Worldwide IT Services

The key competitive factors faced by us related to IT consulting are attracting and retaining the highest quality consultants and the depth and breadth of our skills and expertise. The market for IT consulting services is highly competitive due to the existence of several large IT consulting firms specializing in the information systems area such as IBM, Accenture, EDS and Microsoft. Many of these companies have greater financial, technical and marketing resources and greater name recognition in the IT consulting area, which could inhibit our ability to grow our IT consulting business. Additionally, the worldwide marketplace for IT consulting services is highly fragmented. We often encounter different groups of competitors in different regions of the world. Many of these local competitors may have niche consultancies carved out in a local market against whom it may be difficult to win business.

Celerant Management Consulting

Because of the extremely specialized nature of the implementation consulting services provided by Celerant, the main competitive factor faced by Celerant is not so much presented by rival consulting firms, but rather lies with prospective clients themselves. The primary decision often faced by Celerant's prospective clients is a weighing of the costs of a Celerant engagement against the measurable results and financial benefits to be realized during and after the engagement. Therefore, a key factor lies in convincing clients of Celerant's ability to deliver those results and benefits. An additional consideration potential clients factor into their decisions is a judgment as to whether they can successfully perform the work that they require themselves, or whether they need the assistance of a third party such as Celerant.

General

We do not have the product breadth and market power of Microsoft. Microsoft's ability to ship networking products with features and functionality that compete with ours, together with its greater ability to offer incentives to customers to purchase certain products in order to obtain favorable sales terms or necessary compatibility or information with respect to other products, may significantly inhibit our ability to grow our business. Microsoft has significant financial resources, which could allow it to aggressively price its products and services for long periods of time to the potential detriment of competitors. We believe, and the courts have agreed, that Microsoft exploits its desktop operating monopoly in anticompetitive ways designed to maintain that monopoly and, in our view, to extend its market power to quash competitive alternatives to Microsoft products. For example, in the past, Microsoft has employed tactics that limit or block effective and efficient interoperability with our products. We will ensure, to the best of our ability, that our products will interoperate with those of Microsoft as they enhance new operating systems and applications.

We May Not be Able To Attract and Retain Qualified Employees Because of the Intense Competition for Qualified Employees in the Computer and Consulting Industries

Our ability to maintain our competitive technological position will depend, in large part, on our ability to attract and retain highly qualified development, consulting, and managerial employees. Even in light of the current economic downturn, competition for employees of the highest caliber is intense in the software and consulting industries. The loss of a significant group of key employees would adversely affect our performance. The failure to successfully attract, hire, retain and promote qualified employees as we need them could have a material adverse effect on our business.

If We Are Not Successful in Developing a Strong Business with our Nsure and exteNd Products and Services, Our Long-Term Growth Will Be Negatively Impacted

The success of our net directory services products that comprise our Nsure and exteNd secure web services and identity management solutions sets is important to our strategy. The acquisition of SilverStream helped further our development of secure Web services products and enhanced our identity management product offerings. Our ability to achieve success with our Nsure and exteNd products and services is dependent on a number of factors including, but not limited to, the following: growth of the Web-based applications industry; acceptance of the Nsure and exteNd solution sets by clients; further development of key Nsure and exteNd product solutions and upgrades; and acceptance of those products by large industry partners and major accounts. If we are unable to grow the Nsure and exteNd products and services to become a major component of our business, our long-term growth will be negatively impacted.

If We Are Unable to Unify Our Diverse Cultures, the Benefits of Our Solutions Strategy May Not Be Fully Realized

We have a talented, energetic, and exciting group of employees. As a result of our recent acquisitions, a number of these employees come from diverse geographic and corporate cultural backgrounds. We are in the process of a cultural initiative to bring our whole company together towards a new common culture that revolves around our solutions offerings. If we are not successful in forging a new, vibrant culture with unified goals and a common vision that is solutions-based, employee energies may be diverted or diluted and we may not achieve the full benefits of our solutions strategy.

Our Existing Product Revenue May Deteriorate More Rapidly Than Any Increase in Sales of Our New Products

We have several existing products, which we have been selling and upgrading for many years. Sales of these existing products, particularly NetWare, are declining at a faster rate than we are able to increase sales of new products or technologies. If we are unsuccessful in increasing sales of new products or technologies, particularly in our exteNd solution set and Net Directory Services product line, our long-term growth will be negatively impacted.

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

We Have Experienced Delays in the Introduction and Acceptance of New Products Due to Various Factors

As is common in the computer software industry, we have in the past experienced delays in the introduction of new products due to a number of factors, including the complexity of software products, the need for extensive testing of software to ensure compatibility of new releases with a wide variety of application software and hardware devices, and the need to "debug" products prior to extensive distribution. Significant delays in developing, completing, or shipping new or enhanced products would adversely affect our business.

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

If Third Parties Claim that We Infringed Upon Their Intellectual Property, Our Ability to Use Some Technologies and Products Could Be Limited and We May Incur Significant Costs to Resolve These Claims

Litigation regarding intellectual property rights is common in the Internet and software industries. We have in the past received letters or been the subject of claims suggesting that we are infringing upon the intellectual rights of others. For example, in May 2002 a suit was filed by France Telecom SA and U.S. Philips Corporation against us alleging that Novell's NetWare client software infringes a patent allegedly co-owned by them and seeking unspecified damages and an injunction. In addition, we have faced and expect to continue to face from time to time disputes over rights and obligations concerning intellectual property. We expect third-party infringement claims involving Internet technologies and software products and services to increase because it has become more common for such agencies to be able to find attorneys who are willing to represent them or their clients on a contingency basis. While we have no reason to think we would not have strong defenses to such claims, the cost and time of defending ourselves can be significant. In addition, we have agreed, and may agree in the future, to indemnify customers against claims that our products infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. If an infringement claim is successful, we and our customers may be required to obtain one or more licenses from third parties, and we may be obligated to pay or reimburse our customers for monetary damages. In such instances, we or our customers may not be able to obtain necessary licenses from third parties at a reasonable cost or at all, and may face delays in product shipment while developing or arranging for alternative technologies.

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

Some of Our Short-term, Long-term, and Venture Capital Fund Investments Have Become Impaired and Additional Investments Could Become Impaired

Our investment portfolio includes short-term investments in publicly traded equity securities, long-term equity investments in privately-held companies, small capitalization stocks in the high-technology industry sector, and funds managed by venture capitalists. Many of these investments might become other-than-temporarily impaired. During the first six months of fiscal 2003, we recorded an impairment charge of $24.5 million related to some of the investments in our portfolio in cases where their market value had experienced an other-than-temporary decline. As of April 30, 2003, we had net unrealized gains, after taxes, on investments totaling approximately $2.5 million; however, there can be no assurances that these gains will be realized and that losses will not occur. If the companies and funds in which we have invested suffer poor financial performance, or if the privately-held companies in which we have invested are not successfully acquired or do not experience initial public offerings, the value of our investments will decrease.

Our Existing Relationships With Other Information Technology Services Organizations May Be Impaired and We Could Lose Business

We maintain relationships with IT services organizations that recommend, design and implement solutions for their customers' eBusiness that include Novell Net services products. At the same time, our service offerings compete with those of these same organizations. Although many companies in high technology industries co-exist in a similar state of competition, any of these organizations could decide at any time to not continue to do business with us or to recommend our products. A change in the willingness of these IT service organizations to do business with us could adversely affect our business.

Our Business May Be Negatively Affected if We Do Not Continue to Adapt to Rapid Technological Change, Evolving Business Practices and Changing Consumer Requirements

The software industry and IT consulting market is characterized by rapidly changing technology, evolving business practices and changing client needs. Accordingly, our future success will depend in part on our ability to continue to adapt and meet these challenges. Among the most important challenges we face is the need to continue to:

    o    effectively identify and use leading technologies;

    o    enhance strategic and technical expertise;

    o influence and respond to emerging industry standards and other technology changes and to orient management teams to capitalize on these changes;

    o    recruit and retain qualified project personnel;

    o    enhance current services;

    o    develop new services that meet changing customer needs; and

    o    effectively advertise and market Net business solutions.

Our Consulting Services Contracts Contain Pricing Risks and, If Our Estimates Prove Inaccurate, We Could Incur Additional Costs or Not Realize Anticipated Revenue

Revenue from our Celerant consulting business and about half of the revenue from our IT consulting group within our worldwide services is derived from fixed-price, fixed-time contracts. Because of the complex nature of the services provided, it is sometimes difficult to accurately estimate the cost, scope, and duration of particular client engagements. If we do not accurately estimate the resources required for a project, do not accurately assess the scope of work associated with a project, do not manage the project properly, or do not satisfy our obligations in a manner consistent with the contract, then our costs to complete the project could increase substantially. We have occasionally had to commit unanticipated additional resources to complete projects, and we may have to take similar action in the future. We may not be compensated for these additional costs or the commitment of these additional resources. Additionally, our Celerant management consulting business derives a meaningful portion of our revenues from projects priced on a contingency basis. If results are not met, or if a dispute arises, potentially large revenues may not be realized.

Our IT Consulting and Celerant Consulting Clients Can Cancel or Reduce the Scope of Their Engagements With Us on Short Notice

If our clients cancel or reduce the scope of an engagement with the IT consulting group within our worldwide services business or the Celerant management consulting business, we may be unable to reassign our professionals to new engagements without delay. Personnel and related costs constitute a substantial portion of our operating expenses. Because these expenses are relatively fixed in the short term, and because we establish the levels of these expenses well in advance of any particular quarter, cancellations or reductions in the scope of client engagements could result in the under-utilization of our consultants, causing significant reductions in operating results for a particular quarter.

Actions Taken By The SCO Group Could Impact the Acceptance of the Linux Operating System, Negatively Affecting Novell's Linux Initiatives

Novell recently announced some important Linux initiatives. These include an upcoming NetWare version based on the Linux kernel, as well as collaboration and resource management solutions for Linux. The SCO Group ("SCO") has recently written a "Letter to Linux Customers" that states that Linux infringes on SCO's Unix intellectual property and other rights, and that SCO intends to aggressively protect and enforce those rights. SCO's actions have the potential to disrupt business relations that might otherwise form at a critical time around Linux technologies, and could potentially deprive Novell of important economic opportunities. It is possible that SCO's actions, if carried forward, could lead to the loss of sales and jobs, delayed projects, canceled financing, and a balkanized Linux community, any of which could hurt Novell's Linux initiatives.

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


Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and the market prices of equity securities. To mitigate some of these risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at April 30, 2003.

Interest Rate Risk

The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. The strategy we use to achieve this objective is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximately $1.3 million decrease (less than 0.5% of total investments) in the fair value of our available-for-sale securities.

Market Risk

We also hold available-for-sale equity securities in our short-term investment portfolio. As of April 30, 2003, gross unrealized losses, before tax effect, on the short-term public equity securities totaled $0.1 million. A reduction in prices of 10% of these short-term equity securities would result in approximately a $0.5 million decrease (less than 0.1% of total investments) in the fair value of our short-term investments.

In addition, we invest in equity securities of privately-held companies, which are included in our long-term portfolio of investments, primarily for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the high technology industry sector or venture capital funds. Because of the nature of these investments, we are exposed to risks that the value of these equity securities will change. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in equity prices of equity securities of privately-held companies would result in an approximately $6 million decrease in the fair value of our available-for-sale long-term securities.

Foreign Currency Risk

We use derivatives to hedge those net assets and liabilities that, when translated or remeasured according to accounting principles generally accepted in the U.S., impact our condensed consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding losses and gains on the foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income and expense in the same period as when the gains and losses on translation or remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the condensed consolidated statement of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we did not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $3 million. This number represents the exposure related to balance sheet remeasurement and intercompany translation only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position at April 30, 2003. Actual results may differ materially.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 9, 2003 was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the company in periodic reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls systems, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Stockholders of Novell voted on the following proposals at the Annual Meeting of Stockholders held on May 1, 2003:

1. To elect seven directors.
2. To approve amendments to certain of our stock option plans to permit implementation of a stock option exchange program.
3. To approve our Stock-Based Deferred Compensation Plan.
4. To approve amendments to our Employee Stock Purchase Plan.
5. To ratify the appointment of Ernst & Young LLP, as independent auditors for the fiscal year ending October 31, 2003.

The following tables set forth the outcome of the matters voted upon at the meeting:

    Proposal #1
    Election of Directors
    The nominees for director were elected based upon the following votes:

    Nominee                                  Votes For            Votes Withheld
    -------                                  ---------            --------------
    Albert Aiello                           304,922,691              20,192,625
    Fred Corrado                            304,764,016              20,351,300
    Jack L. Messman                         314,403,331              10,711,985
    Richard L. Nolan                        304,833,336              20,281,980
    Thomas G. Plaskett                      306,515,891              18,599,425
    John W. Poduska Sr.                     307,662,498              17,452,818
    James D. Robinson, III                  314,638,870              10,476,446

    Proposal #2
    To approve amendments to certain of our stock option plans to permit implementation of our stock option exchange program. This proposal was approved based on the following votes:

                Votes For                  Votes Against          Votes Abstained         Broker Non-votes
                ---------                  -------------          ---------------         ----------------
               152,116,030                   65,715,988              7,077,408              100,205,890

    Proposal #3
    To approve our Stock-Based Deferred Compensation Plan. This proposal was approved based on the following votes:

                Votes For                  Votes Against          Votes Abstained         Broker Non-votes
                ---------                  -------------          ---------------         ----------------
               310,499,831                   13,566,599              1,048,886                   --

    Proposal #4
    To approve amendments to our Employee Stock Purchase Plan. This proposal was approved based on the following votes:

                Votes For                  Votes Against          Votes Abstained         Broker Non-votes
                ---------                  -------------          ---------------         ----------------
               303,823,399                   20,187,762              1,104,155                   --

    Proposal #5
    To ratify the appointment of Ernst & Young LLP, as independent auditors for the fiscal year ending October 31, 2003. The stockholders ratified the appointment of Ernst & Young, LLP based on the following votes:

                Votes For                  Votes Against          Votes Abstained         Broker Non-votes
                ---------                  -------------          ---------------         ----------------
               305,066,408                   19,347,837               701,071                    --


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number          Description

10.1 Severance Agreement dated as of March 25, 2003 between the Registrant and Chris Stone.

10.2 Severance Agreement dated as of March 25, 2003 between the Registrant and Gerard Van Kemmel.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K.

     Form 8-K dated February 3, 2003, reporting under Item 5.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Novell, Inc.
                                  (Registrant)


Date: June 16, 2003                              /s/ Joseph S. Tibbetts, Jr.
                                                 ----------------------------
                                                     Joseph S. Tibbetts, Jr.
                                                     Chief Financial Officer
                                                (Principal Financial Officer and
                                                  Principal Accounting Officer)

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: June 16, 2003



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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: June 16, 2003



          /s/ Joseph S. Tibbetts, Jr.
         Joseph S. Tibbetts, Jr.
         Senior Vice President and
         Chief Financial Officer