Form 10-Q
period 2003-07-31
NOVELL INC
filed 2003-09-12
CIK 758004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                                   (Mark one)
              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended July 31, 2003

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

                                   YES X NO __

As of August 29, 2003, there were 373,426,470 shares of the registrant's common stock outstanding.

Part I.  Financial Information
Item 1.  Financial Statements

                                  NOVELL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        July 31, 2003             October 31, 2002
                                                                        -------------             ----------------
In thousands, except share and per share data                            (Unaudited)
Assets Current assets:
  Cash, cash equivalents, and short-term investments                 $        738,777              $       635,858
  Receivables (less allowances of $29,539 - July 31,
    2003 and $39,676 - October 31, 2002)                                      217,230                      214,827
  Prepaid expenses                                                             27,596                       24,077
  Deferred income taxes                                                        19,677                       21,204
  Other current assets                                                         22,820                       23,572
                                                                     ----------------              ---------------

Total current assets                                                        1,026,100                      919,538

Property, plant and equipment, net                                            258,908                      369,189
Goodwill                                                                      178,297                      179,534
Intangible assets                                                               4,360                       36,351
Long-term investments                                                          51,039                       73,452
Deferred income taxes                                                          96,245                       74,323
Other assets                                                                    7,792                       12,678
                                                                     ----------------              ---------------

Total assets                                                         $      1,622,741              $     1,665,065
                                                                     ================              ===============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                   $         48,263              $        57,241
  Accrued compensation                                                         96,233                       87,778
  Other accrued liabilities                                                   121,678                      134,850
  Income taxes payable                                                         24,980                       36,294
  Deferred revenue                                                            295,786                      275,344
                                                                     ----------------              ---------------

Total current liabilities                                                     586,940                      591,507
                                                                     ----------------              ---------------

Minority interests                                                              8,016                        8,016
                                                                     ----------------              ---------------

Stockholders' equity:
  Common stock, par value $.10 per share:
    Authorized - 600,000,000 shares;
    Issued -371,828,779 shares-July 31, 2003,
          367,537,926 shares-October 31, 2002                                  37,183                       36,753
  Preferred stock, par value $.10 per share;
    Authorized - 500,000 shares, Issued - 0 shares                                 --                           --
  Additional paid-in capital                                                  304,655                      297,139

  Retained earnings                                                           685,763                      738,663
  Accumulated other comprehensive income                                        4,633                           57
  Other                                                                        (4,449)                      (7,070)
                                                                     -----------------             ----------------

Total stockholders' equity                                                  1,027,785                    1,065,542
                                                                     ----------------              ---------------

Total liabilities and stockholders' equity                           $      1,622,741              $     1,665,065
                                                                     ================              ===============

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                           Three Months Ended
                                                                               July 31, 2003                 July 31, 2002
In thousands, except per share data
Net revenue
  New software licenses                                                      $        69,255               $        82,894
  Maintenance and services                                                           213,554                       199,379
                                                                             ---------------               ---------------
Net revenue                                                                          282,809                       282,273
                                                                             ---------------               ---------------

Cost of revenue
  New software license costs                                                           5,886                         8,098
  Maintenance and services                                                           101,591                       101,724
                                                                             ---------------               ---------------
Cost of revenue                                                                      107,477                       109,822
                                                                             ---------------               ---------------

Gross profit                                                                         175,332                       172,451
                                                                             ---------------               ---------------

Operating expenses:
  Sales and marketing                                                                 92,470                        87,487
  Product development                                                                 48,178                        44,130
  General and administrative                                                          28,379                        29,566
  Purchased in-process research and development                                           --                         3,000
  Restructuring                                                                       26,350                            --
                                                                             ---------------               ---------------

Total operating expenses                                                             195,377                       164,183
                                                                             ---------------               ---------------

Income (loss) from operations                                                        (20,045)                        8,268
                                                                             ---------------               ---------------

Other income (expense), net:
  Investment income (expense)                                                         (5,016)                        5,268
  Other, net                                                                           1,299                         1,962
                                                                             ---------------               ---------------

Other income (expense), net                                                           (3,717)                        7,230
                                                                             ----------------              ---------------

Income (loss) before taxes                                                           (23,762)                       15,498

Income tax benefit                                                                   (11,362)                        5,549
                                                                             ----------------              ---------------

Net loss                                                                     $       (12,400)              $         9,949
                                                                             ================              ===============

Basic and diluted net loss per share                                         $        (0.03)               $         0.03
                                                                             ===============               ==============

Basic weighted average shares outstanding                                            371,484                       364,211
Diluted weighted average shares outstanding                                          371,484                       364,247

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                           Nine Months Ended
                                                                               July 31, 2003                 July 31, 2002
In thousands, except per share data
Net revenue
  New software licenses                                                      $       194,758               $       224,980
  Maintenance and services                                                           623,989                       609,005
                                                                             ---------------               ---------------
Net revenue                                                                          818,747                       833,985
                                                                             ---------------               ---------------

Cost of revenue
  New software license costs                                                          17,070                        21,711
  Maintenance and services                                                           296,742                       318,508
                                                                             ---------------               ---------------
Cost of revenue                                                                      313,812                       340,219
                                                                             ---------------               ---------------

Gross profit                                                                         504,935                       493,766
                                                                             ---------------               ---------------

Operating expenses:
  Sales and marketing                                                                292,512                       255,108
  Product development                                                                139,454                       129,528
  General and administrative                                                          86,663                        90,946
  Purchased in-process research and development                                           --                         3,000
  Restructuring                                                                       35,025                        19,100
                                                                             ---------------               ---------------

Total operating expenses                                                             553,654                       497,682
                                                                             ---------------               ---------------

Loss from operations                                                                 (48,719)                       (3,916)
                                                                             ---------------               ----------------

Other income (expense), net:
  Investment income (expense)                                                        (22,615)                       (9,323)
  Other, net                                                                             234                         8,625
                                                                             ---------------               ---------------

Other income (expense), net                                                          (22,381)                         (698)
                                                                             ----------------              ----------------

Loss before taxes and cumulative effect of accounting change                         (71,100)                       (4,614)

Income tax expense (benefit)                                                         (18,200)                        6,835
                                                                             ----------------              ---------------

Loss before cumulative effect of accounting change                                   (52,900)                      (11,449)

Cumulative effect of accounting change                                                    --                      (143,702)
                                                                             ---------------               ----------------

Net loss                                                                     $       (52,900)              $      (155,151)
                                                                             ================              ================

Basic and diluted net loss per share:
Before cumulative effect of accounting change                                $        (0.14)               $        (0.03)
Cumulative effect of accounting change                                                    --                        (0.40)
                                                                             ---------------               ---------------
Basic and diluted net loss per share                                         $        (0.14)               $        (0.43)
                                                                             ===============               ===============

Basic and diluted weighted average shares outstanding                                369,435                       363,131

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
            CONSOLIDATED UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             Nine Months Ended
In thousands                                                                      July 31, 2003             July 31, 2002
                                                                                  -------------             -------------
Cash flows from operating activities:
Net loss                                                                        $     (52,900)            $    (155,151)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property, plant and equipment                                         (25,299)                   (8,762)
Depreciation and amortization                                                          49,174                    49,175
Loss on impaired goodwill and intangible assets, net of tax                            13,935                   143,702
Loss on impaired investments                                                           32,563                    29,839
Non-cash restructuring charges                                                         23,226                    16,426
In-process research and development expense                                                --                     3,000
(Increase) decrease in receivables                                                     (2,403)                   29,346
(Increase) decrease in prepaid expenses                                                (3,519)                    4,756
(Increase) decrease in deferred income taxes                                          (10,507)                      963
Decrease in other current assets                                                          752                     8,372
Decrease in accounts payable                                                           (8,978)                  (21,564)
Decrease in other current liabilities, net                                            (34,476)                  (78,168)
Increase (decrease) in deferred revenue                                                20,442                    (3,332)
                                                                                -------------             --------------

   Net cash provided by operating activities                                            2,010                    18,602
                                                                                -------------             -------------

Cash flows from financing activities:
Issuance of common stock, net                                                           7,805                     6,861
                                                                                -------------             -------------

   Net cash provided by financing activities                                            7,805                     6,861
                                                                                -------------             -------------

Cash flows from investing activities:
Expenditures for property, plant and equipment                                        (30,605)                  (18,676)
Proceeds from the sale of property, plant and equipment                               125,000                    16,050
Purchases of short-term investments                                                  (455,719)               (1,191,184)
Maturities of short-term investments                                                   72,556                   907,134
Sales of short-term investments                                                       265,923                   425,534
Cash acquired from acquisition of SilverStream                                             --                   108,286
Cash paid for acquisition of SilverStream                                                  --                  (210,847)
Cash paid for Volera minority interest shares                                          (1,050)                       --
Expenditures for long-term investments                                                (11,285)                   (7,882)
Other                                                                                  12,055                    (2,955)
                                                                                -------------             --------------

   Net cash (used for) provided by investing activities                               (23,125)                   25,460
                                                                                --------------            -------------

Net (decrease) increase in cash and cash equivalents                                  (13,310)                   50,923

Cash and cash equivalents - beginning of period                                       463,987                   337,927
                                                                                -------------             -------------

Cash and cash equivalents - end of period                                             450,677                   388,850

Short-term investments - end of period                                                288,100                   218,460
                                                                                -------------             -------------

Cash and short-term investments - end of period                                 $     738,777             $     607,310
                                                                                =============             =============

See notes to consolidated unaudited condensed financial statements.

                                  NOVELL, INC.
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS


A.   Quarterly Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As discussed under the subheading "Critical Accounting Policies" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," actual results could differ materially from those estimates. The accompanying consolidated unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with our fiscal 2002 Annual Report on Form 10-K. These financial statements do include all normal recurring adjustments that we believe are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Certain reclassifications, none of which affected net loss, have been made to the prior year's amounts in order to conform to the current year's presentation.

B.   Foreign Currency Translation

     Due to increased activity in non-U.S. dollar currencies, beginning November 1, 2002, we have determined the functional currency of all of our international subsidiaries, except for our Irish subsidiaries, to be the local currency. These subsidiaries generate and expend cash primarily in their respective local currency. Assets and liabilities of these subsidiaries are translated at current month-end exchange rates. Revenue and expenses are translated monthly at the average monthly exchange rate. Such translation adjustments are recorded in accumulated other comprehensive income. Previously, the functional currency of our international subsidiaries, except Novell Japan, Novell India, and the international subsidiaries of Cambridge Technology Partners ("Cambridge") and SilverStream, was the U.S. dollar.

C.   Cash, Cash Equivalents, and Short-term Investments

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

                                                                        Gross          Gross         Fair Market
                                                      Cost at        Unrealized      Unrealized        Value at
 In thousands                                      July 31, 2003        Gains          Losses       July 31, 2003
                                                   -------------        -----          ------       -------------
 Cash and cash equivalents:
   Cash                                             $   131,130       $       --     $       --       $   131,130
   Government and agency securities                      22,794               --             --            22,794
   Corporate obligations                                 20,212               --             --            20,212
   Money market funds                                   276,541               --             --           276,541
                                                    -----------       ----------     ----------       -----------
           Total cash and cash equivalents              450,677               --             --           450,677
                                                    -----------       ----------     ----------       -----------
 Short-term investments:
   Variable rate instruments                             37,500               36             --            37,536
   Government and agency securities                     111,950              372           (215)          112,107
   Corporate obligations                                132,170            1,441           (227)          133,384
   Equity securities                                      4,872              323           (122)            5,073
                                                    -----------       ----------     ----------      ------------
           Total short-term investments                 286,492            2,172           (564)          288,100
                                                    -----------       ----------     -----------     ------------

           Total cash and short-term                $   737,169       $    2,172     $     (564)     $    738,777
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
                                                   =============     ===========      ==========   --============

     During the third quarter of fiscal 2003, we realized gains of $0.6 million and realized losses of $0.1 million from the sale of short-term investments. During the third quarter of fiscal 2002, we realized gains of $1.9 million and realized losses of $0.8 million from the sale of short-term investments. During the first nine months of fiscal 2003, we realized gains of $1.7 million and realized losses of $0.4 million from the sale of short-term investments. During the first nine months of fiscal 2002, we realized gains of $7.4 million and realized losses of $1.0 million from the sale of short-term investments.

     We routinely review all of our investments for impairment. We did not record any impairment losses on short-term investments during the first nine months of fiscal 2003 or fiscal 2002.

D.   Long-term Investments

     The primary components of long-term investments as of July 31, 2003 were investments made through the Novell Venture account or the Cambridge Technology Capital Fund I L.P. ("CTC I"), and direct investments we made for strategic purposes in equity securities of privately-held companies. Long-term investments are accounted for initially at cost and written down to fair market value when indicators of impairment are deemed to be other than temporary.

     We routinely review our investments in private securities and venture funds for impairment. To assess impairment, we analyze forecasted financial performance of the investees, the liquidation preference value of the stock we hold, and our estimate of the potential for investment recovery based on all these factors. During the third quarter and first nine months of fiscal 2003, we recognized impairment losses on long-term investments totaling $8.0 million and $32.6 million, respectively. During the third quarter of fiscal 2002, we did not recognize an impairment loss. During the first nine months of fiscal 2002, we recognized impairment losses of $24.4 million. As of July 31, 2003 and 2002, there were no unrealized gains or losses on our long-term equity investments.

E.   Goodwill and Intangible Assets

     Goodwill includes approximately $126.7 million from the July 2002 acquisition of SilverStream Software, Inc. ("SilverStream"), approximately $42.5 million from the July 2001 acquisition of Cambridge, and approximately $9.1 million related to the acquisition of several small technology-related companies. Beginning November 1, 2002, we reorganized our operations and began reporting our financial results in four segments; three are based on geographic area and the fourth being Celerant management consulting. The geographic segments are Americas, EMEA, and Asia Pacific.

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

     The following is a summary of goodwill, which has been reallocated to the new segments, which we consider to be reporting units for allocating and evaluating goodwill:

     In thousands                            Americas       EMEA        Asia        Celerant      Total
                                                                       Pacific
                                             --------       ----        -----       --------      -----

     Balance as of November 1, 2002         $  69,842     $ 60,447     $   6,745   $  42,500    $  179,534
     Adjustments                                 (623)        (552)          (62)         --        (1,237)
                                            ----------    ---------    ----------  ---------    ----------
      Balance as of July 31, 2003           $  69,219     $ 59,895     $   6,683   $  42,500    $  178,297
                                            =========     ========     -========   =========    ==========

     Adjustments relate to a true up of SilverStream merger-related liabilities.

     The following is a summary of intangible assets:

          In thousands                                              July 31, 2003         October 31, 2002
                                                                    -------------         ----------------

          Developed technology                                       $      3,800            $     32,769
          Trade names                                                         560                   3,582
                                                                     ------------            ------------
            Total intangible assets                                  $      4,360            $     36,351
                                                                     ============            ============

     Developed technology at October 31, 2002 related primarily to the exteNd product line that we acquired as a part of our July 2002 acquisition of SilverStream Software, Inc. Trade names relate to the SilverStream individual product names, which we continue to use. During the third quarter of fiscal 2003, we determined that there existed impairment indicators related to the developed technology and trade names we acquired from SilverStream as a result of unexpected revenue declines for the exteNd products. Based on an independent valuation of these assets, we recorded a $23.6 million charge to write down these assets to fair value.

     Because the intangibles were determined to be impaired, we also analyzed our other long-lived assets for indicators of impairment. This included goodwill and fixed assets acquired from SilverStream. Goodwill is reflective of the segment to which it is allocated, not necessarily the company or technology from which it originated, thus the analysis of goodwill is performed on geographic segment performance. No indicators of impairments were noted. Fixed assets consisted mainly of computers and software, none of which had become impaired. Our annual goodwill impairment analysis is performed during our fourth fiscal quarter of each year.

     Developed technology is being amortized over three years. Amortization for the third quarter and first nine months of fiscal 2003 was $2.1 million and $8.5 million, respectively. Amortization for the third quarters and first nine months of fiscal 2002 was $0.6 million and $2.9 million, respectively. Trade names have an indefinite life and therefore are not amortized but are reviewed for impairment at least annually.

F.   Income Taxes

     Our effective tax rate before investment impairment losses for the third quarter and first nine months of fiscal 2003 was 30%. The actual tax benefit rate for the third quarter of fiscal 2003 was 48% and the actual tax benefit rate for the first nine months of fiscal 2003 was 26%. The effective tax rate for fiscal 2002 was 12%. The actual rate for the third quarter and the first nine months of 2003 is after adjusting for the impairment of the SilverStream intangibles. Furthermore, a portion of the gain realized on the sale of the San Jose property qualifies as capital gain and was offset by capital loss carryforwards. The investment impairment was not realized for tax purposes, and as noted with respect to earlier periods, corporations can only offset capital gains with capital losses and Novell could not be assured at quarter end that it could realize sufficient capital gains during the five-year carry over period for capital losses. The effective tax rate for the first nine months of fiscal 2003 differed from the fiscal 2002 effective tax rate primarily because of differences in the amount of non-deductible and non-taxable items in each period. A valuation allowance has been established against the capital loss amounts that we may not be able to recognize.

     We paid income taxes of $7.6 million in the first nine months of fiscal 2003 and $14.7 million during the same period of fiscal 2002.

G.   Line of Credit

     We currently have a $15 million unsecured revolving bank line of credit, which expires on March 3, 2004. The line can be used for either letter of credit or working capital purposes and is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect our operations. At July 31, 2003, there were $12.9 million of standby letters of credit outstanding under this agreement.

     Our subsidiary in China has a $0.9 million short-term revolving line of credit, which expires on February 29, 2004. The line is being used for our China operations, where there are restrictions on transfers of cash into the country. This line is collateralized by standby letters of credit, discussed above. At July 31, 2003, there was $0.9 million outstanding under this revolving line.

H.   Restructuring

     Third quarter of fiscal 2003
     During the third quarter of fiscal 2003, we recorded a pre-tax restructuring charge of approximately $27.8 million resulting from the restructuring of our operations in response to changes in general market conditions, changing customer demands, and the evolution of our business strategy relative to the identity management and secure web services areas of our business and our revised strategy. This strategy includes plans to support the Linux kernel in addition to the NetWare kernel, by offering Novell products and services that run on both Netware and Linux platforms. These changes in strategy and company structure were made to address the current revenue declines. Specific actions taken included reducing our workforce worldwide by approximately 600 employees (approximately 10%) across all functions and geographies, with a majority coming from product development, sales, and general and administrative functions, primarily in the United States. In addition, we consolidated facilities, and disposed of excess equipment. By reporting segment, the Americas accounted for $19.4 million, EMEA accounted for $6.0 million, and Asia Pacific accounted for $2.4 million.

     The following table summarizes the activity during the third quarter of 2003 related to this restructuring.

                                                                                               Balance at
                                                      Original        Cash        Non-cash      July 31,
                                                      Charge       Payments     Adjustments       2003
                                                      --------     ---------    -----------     ---------
   In thousands
   Severance and benefits                             $ 20,287     $ (11,671)     $     --       $  8,616
   Excess facilities and property and equipment          5,778            --           218          5,996
   Other restructuring-related costs                     1,729           (67)         (261)         1,401
                                                      --------     ----------     ---------      --------
                                                      $ 27,794     $ (11,738)     $    (43)      $ 16,013
                                                      ========     ==========     =========      ========

     As of July 31, 2003, the remaining balance of the third quarter of fiscal 2003 restructuring charge included accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period, not to exceed two years, lease costs for redundant facilities, which will be paid over the respective remaining contract terms, and various severed employee related costs, which will be paid over the next four quarters.

     During the third quarter of fiscal 2003, we also released approximately $1.4 million related to excess restructuring reserves related to the second quarter fiscal 2002 restructuring event. This release is reflected in the second quarter fiscal 2002 table below. The net impact of the third quarter fiscal 2003 restructuring and the release of the excess fiscal 2002 reserves was a charge of $26.4 million.

     Second quarter of fiscal 2003
     During the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs in previous restructurings was too low and accrued an additional $8.7 million. The original liability was based on estimated sublease rates and timing, which have been affected by the decline in the real estate market. This additional amount, which pertains to three separate restructuring events, is included in the following tables.

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

     As noted above, during the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs was too low and accrued an additional $7.7 million. The original liability for lease costs was based on estimated sublease rates and timing, which have been affected by the decline in the real estate market. Additionally, during the third quarter of fiscal 2003 we released approximately $1.4 million of excess restructuring reserves related to excess severance costs

     The following table summarizes the activity during fiscal 2003 related to the second quarter of fiscal 2002 restructuring.

                                                                   Balance at                             Balance at
                                                      Original     October 31,    Cash                      July 31,
                                                       Charge         2002      Payments   Adjustments        2003
                                                       ------        ------     ---------  -----------      --------
   In thousands
   Severance and benefits                             $ 14,748      $  4,258    $ (2,851)    $   (100)      $  1,307
   Excess facilities and property and equipment          5,146         4,221      (2,445)       6,391          8,167
   Other restructuring-related costs                       492           300          --           --            300
                                                      --------      --------    --------     --------       --------
                                                      $ 20,386      $  8,779    $ (5,296)    $  6,291       $  9,774
                                                      ========      ========    =========    ========       ========

     As of July 31, 2003, the remaining balance of the second quarter of fiscal 2002 restructuring charge included accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period, and lease costs for redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

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

     Specific actions included reducing our workforce worldwide by approximately 1,100 employees (approximately 16%), consolidating excess facilities and disposing of excess property and equipment, terminating a management consulting contract that no longer fit with our strategic focus, and abandoning and writing off technologies that no longer fit within our new strategy. We also realigned our remaining resources to better manage our business. As noted above, during the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs was too low and accrued an additional $0.3 million. The original liability was based on estimated sublease rates and timing, which have been affected by the decline in the real estate market.

     The following table summarizes the costs and activities during fiscal 2003 related to the fourth quarter of 2001 restructuring.

                                                                   Balance at                             Balance at
                                                      Original     October 31,     Cash                    July 31,
                                                       Charge         2002       Payments    Adjustments      2003
                                                       ------     -----------  ----------   ------------  --------
    In thousands
    Severance and benefits                             $ 32,793     $  1,117   $    (907)    $     --       $    210
    Excess facilities and property and equipment         10,896        4,651      (2,051)         262          2,862
    Other restructuring-related costs                     6,973          624        (439)          --            185
                                                       --------     --------   ----------    --------        -------
                                                       $ 50,662     $  6,392   $  (3,397)    $    262       $  3,256
                                                       ========     ========   ==========    ========       ========

     As of July 31, 2003, the remaining balance of the fourth quarter fiscal 2001 restructuring charge included accrued liabilities largely related to severance and benefits, which will be paid out during fiscal 2003, and lease costs for excess facilities, which will be paid over the respective remaining lease terms.

     Third quarter of fiscal 2001
     During the third quarter of fiscal 2001, we recorded a pre-tax restructuring charge of approximately $30 million as a result of our July 2001 acquisition of Cambridge Technology Partners and changes in our business to move towards a Net business solutions strategy. Specific actions included reducing our workforce worldwide by approximately 280 employees across all functional areas (approximately 5% before the addition of Cambridge), consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within our new strategy, and discontinuing unprofitable product lines. As noted above, during the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs was too low and accrued an additional $0.7 million. The original liability was based on estimated sublease rates and timing, which have been affected by the decline in the real estate market.

     The following table summarizes the activity during fiscal 2003 related to the third quarter of fiscal 2001 restructuring costs.

                                                                   Balance at                              Balance at
                                                      Original     October 31,     Cash                     July 31,
                                                       Charge         2002       Payments  Adjustments        2003
                                                      --------    -----------   ---------  -----------     ---------
    Severance and benefits                             $ 15,978     $     --    $     --     $     --      $      --
    Excess facilities and property and equipment         10,740        3,889      (1,778)         678          2,789
    Other restructuring-related costs                     3,675          137        (137)          --             --
                                                       --------     --------    ---------    --------      ---------
                                                       $ 30,393     $  4,026    $ (1,915)    $    678      $   2,789
                                                       ========     ========    =========    ========      =========

     As of July 31, 2003, the remaining balance of the third quarter of fiscal 2001 restructuring charge included accrued liabilities related to lease costs for excess facilities, which will be paid over the respective remaining lease terms.

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

J.   Commitments and Contingencies

     In 1997, the Board of Directors established the Novell Venture account within our investment portfolio for the purpose of promoting our business and strategic objectives by making investments in privately-held companies, mainly small capitalization stocks in the high technology industry sector, and in funds managed by venture capitalists. As of July 31, 2003, we had a balance of $47.2 million related to investments in various venture capital funds and had commitments to contribute an additional $57.6 million to these funds over the next three to four years, upon the request of the fund managers. As a result of our acquisition of Cambridge, we also own both limited and general partnership interests in CTC I of approximately 24%. As of July 30, 2003, we had an investment balance of $0.2 million in CTC I and had commitments to contribute up to an additional $0.3 million over the next three to four years. We do not intend to make any new long-term investments through the Novell Venture account or in venture capital funds.

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

     In February 1998, a suit was filed in the U.S. District Court, District of Utah, against us and certain of our officers and directors, alleging violation of federal securities laws by concealing the true nature of our financial condition and seeking unspecified damages. The lawsuit was brought as a purported class action on behalf of purchasers of our common stock from November 1, 1996 through April 22, 1997. After a first dismissal of the suit on November 3, 2000 and a subsequent amendment to the complaint filed on February 20, 2001, the U.S. District Court dismissed the amended complaint with prejudice for failure to state a claim. Much of the District Court's Order of Dismissal was recently affirmed by the Tenth Circuit Court of Appeals while certain claims were remanded for the District Court's further review. Novell believes it has meritorious defenses to these remaining claims. While there can be no assurance as to the ultimate disposition of the lawsuit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

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

     Operating results by segment

                                                    Three months July 31, 2003          Three months July 31, 2002
                                                    --------------------------          --------------------------
                                                                     Operating                           Operating
                                                  Net Revenue      Income (Loss)      Net Revenue      Income (Loss)
                                                  -----------      -------------      -----------      -------------
    In thousands
      Americas                                   $  135,635        $   61,671        $  151,255        $   64,755
      EMEA                                           87,400            31,512            79,383            29,658
      Asia Pacific                                   23,235             5,667            20,094             4,894
      Common unallocated operating costs                 --           (92,939)               --           (89,653)
                                                 ----------        ----------        ----------        ----------
    Total geographic segments                       246,270             5,911           250,732             9,654
    Celerant management consulting                   36,539               894            31,541             1,614
    Unallocated integration costs and
     restructuring adjustments                           --           (26,850)               --            (3,000)
                                                 ----------        -----------       ----------        -----------
    Total                                        $  282,809        $  (20,045)       $  282,273        $    8,268
                                                 ==========        ===========       ==========        ==========

                                                 Nine months ended July 31, 2003     Nine months ended July 31, 2002
                                                 -------------------------------     -------------------------------
                                                                     Operating                           Operating
                                                  Net Revenue      Income (Loss)      Net Revenue      Income (Loss)
                                                  -----------      -------------      -----------      -------------
    In thousands
      Americas                                   $  396,979        $  163,372        $  448,707        $  196,446
      EMEA                                          257,800            90,857           233,492            90,080
      Asia Pacific                                   62,000             8,982            59,062            10,535
      Common unallocated operating costs                 --          (277,107)               --          (280,279)
                                                 ----------        ----------        ----------        ----------
    Total geographic segments                       716,779           (13,896)          741,261            16,782
    Celerant management consulting                  101,968             3,074            92,723             4,058
    Unallocated integration costs and
     restructuring adjustments                           --           (37,897)               --           (24,756)
                                                 ----------        -----------       ----------        -----------
    Total                                        $  818,747        $  (48,719)       $  833,984        $   (3,916)
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

     In addition to reviewing geographic and Celerant management consulting segment results, our chief decision makers review net revenue by solution category. These solution categories are:

     o Identity management and secure web services - solutions that help customers with their identity management and security issues. Products include Secure-Login/Single Sign-On, DirXML, iChain, exteNd, and BorderManager. Products in this category are branded as Nsure and exteNd.
     o Cross platform services - solutions that offer an effective and open approach to networking and collaboration services, including file, print, messaging, scheduling, workspace, etc. while using a cross-platform approach. Products include NetWare, GroupWise, ZEN, and Novell iFolder. Products in this category are branded as Nterprise.
     o Worldwide services - comprehensive worldwide IT consulting, education, and support services that apply Net business solutions to our customers' business situations, providing the business knowledge and technical expertise to help our customers implement our identity management, secure web services, and cross platform services. Services in this category are branded as Ngage.
     o Celerant management consulting- operational strategy and implementation consulting services offered to a wide range of customers across various sectors, worldwide.

     Revenue by solution category

                                                         Three months ended July 31,      Nine months ended July 31,
                                                         ----------------------------     --------------------------
                                                             2003            2002            2003            2002
                                                             ----            ----            ----            ----
    In thousands
      Identity management and secure web services        $   26,318      $   19,576       $   72,132      $   53,055
      Cross platform services                               144,376         153,208          422,242         450,264
                                                         ----------      ----------       ----------      ----------
    Total software licenses and maintenance                 170,694         172,784          494,374         503,319
    Worldwide services                                       75,576          77,949          222,406         237,943
                                                         ----------      ----------       ----------      ----------
    Total IT software and solutions                         246,270         250,733          716,780         741,262
    Celerant management consulting                           36,539          31,541          101,969          92,723
                                                         -----------     -----------      ----------      ----------
    Total net revenue                                    $  282,809      $  282,274       $  818,749      $  833,985
                                                         ==========      ==========       ==========      ==========

     Separate financial information is not evaluated by business segment with regard to asset allocation. Prior to November 1, 2002, we operated and reported financial results based on three business segments: product, consulting, and Volera, Inc.

     For the third quarters of fiscal 2003 and fiscal 2002, sales in the U.S. were $129.3 million and $143.3 million, respectively, and sales to international customers were approximately $153.5 million and $139.0 million, respectively. In the third quarters of fiscal 2003 and fiscal 2002, 74% of our international sales were in EMEA.

     On a year-to-date basis, sales in the U.S. were $378.8 million in fiscal 2003 and $433.8 million in fiscal 2002, and sales to international customers were $439.9 million in fiscal 2003 and $400.2 million in fiscal 2002. For the first nine months of fiscal 2003 and fiscal 2002, international sales in EMEA accounted for 75% and 73%, respectively, of our total international sales.

     No single international country accounted for more than 10% of our total revenue.

L.   Net Income (Loss) Per Share

     Earnings per share for the third quarters and first nine months of fiscal 2003 and 2002 were calculated as follows:

                                                         Three months ended July 31,       Nine months ended July 31,
     In thousands, except per share data                     2003             2002            2003             2002
                                                             ----             ----            ----             ----
     Basic net loss per share:
     Net income (loss)                                   $  (12,400)        $   9,949        $ (52,900)      $(155,151)
                                                         ===========        =========        ==========      ==========
     Weighted average shares outstanding                    371,484           364,211          369,435         363,131
     Basic net income (loss) per share                   $    (0.03)        $    0.03        $   (0.14)      $   (0.43)
                                                         ===========        =========        ==========      ===========

     Diluted net loss per share:
     Net income (loss)                                   $  (12,400)        $   9,949        $ (52,900)      $(155,151)
                                                         ===========        =========        ==========      ==========
     Weighted average shares outstanding                    371,484           364,247          369,435         363,131
     Diluted net income (loss) per share                 $    (0.03)        $    0.03        $   (0.14)      $   (0.43)
                                                         ===========        =========        ==========      ===========

M.   Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, for the third quarters and year-to-date periods of fiscal 2003 and 2002, were as follows:

                                                         Three months ended July 31,       Nine months ended July 31,
                                                         ----------------------------      --------------------------
                                                             2003             2002            2003             2002
                                                             ----             ----            ----             ----
     In thousands
     Net income (loss)                                   $  (12,400)      $    9,949       $ (52,900)      $ (155,151)
     Change in net unrealized gain/(loss) on
       investments                                           (1,022)            (672)           (757)          (4,687)
     Change in cumulative translation adjustment              5,004             (843)          5,333           (1,157)
                                                        -----------       -----------    -----------       -----------
     Comprehensive income (loss)                        $    (8,418)      $    8,434     $   (48,324)      $ (160,995)
                                                        ============      ==========     ============      ===========

     The components of accumulated other comprehensive income (loss), net of related tax, at July 31, 2003 and October 31, 2002 are as follows:

                                                            July 31, 2003    October 31, 2002
     In thousands
     Net unrealized gain on investment                       $     1,447        $     2,204
     Cumulative foreign currency translation adjustment
                                                                   3,186             (2,147)
                                                             -----------        ------------
     Accumulated other comprehensive income                  $     4,653        $        57
                                                             ===========        ===========

N.   Stock Option and Other Equity Plans

     Pursuant to an Exchange Offer dated May 14, 2003, which was implemented after our stockholders approved amendments to our stock option plans at our 2003 Annual Meeting held on May 1, 2003, we offered a stock option exchange program to our non-executive employees giving them the right to exchange outstanding stock options with an exercise price of $5.03 per share or more for new options to be issued six months and one day subsequent to the closing of the tender offer. The closing of the tender offer was on June 12, 2003. The options tendered under the program will be replaced with options to purchase a fewer number of shares than the original options would have provided, based upon an exchange ratio primarily dependent upon the exercise price of the tendered option.

     Options to purchase approximately 17 million shares of our common stock were tendered, representing 64% of the options that were eligible for the exchange. These options were cancelled and are no longer outstanding. Not less than six months and one day after the closing of the tender offer, we estimate we will issue new options at the then-current fair market value on that date to purchase an aggregate of approximately 9.3 million shares of our common stock. After the issuance of the new options, we anticipate retiring approximately 7.7 million options, which would reduce our total overhang to approximately 28.5%.

     The program was structured to comply with current accounting guidelines so that we will not be subject to variable accounting and thus will not recognize compensation expense in connection with the grant of the replacement options. If the current accounting standards or guidelines are changed prior to the issuance of the new options, we will have to comply with the changed accounting treatment.

     At July 31, 2003, we had authorized stock option and other equity plans under which options or rights to purchase shares of our common stock and awards of stock could be granted to employees, consultants and outside directors. We apply the intrinsic value method in accounting for our stock option and equity plans. Accordingly, no compensation expense (except compensation expense related to restricted stock purchase grants, below-market option grants, and grants to non-employees) has been recognized for our stock option and other equity plans. If compensation expense for our stock option and other equity plans had been determined based on the fair value method of accounting for stock grants, using the Black-Scholes option pricing model, our net loss and net loss per share would have been the pro forma amounts indicated in the following table.

                                                         Three months ended July 31,      Nine months ended July 31,
                                                         ----------------------------     --------------------------
                                                             2003             2002            2003            2002
                                                             ----             ----            ----            ----
     In thousands, except per share data
     Net income (loss):
       As reported                                     $   (12,400)       $     9,949     $  (52,900)      $ (155,151)
       Pro forma                                       $   (17,568)       $    (2,405)    $  (73,383)      $ (198,879)
     Net income (loss) per share:
       As reported basic and diluted                   $     (0.03)       $      0.03     $    (0.14)      $    (0.43)
       Pro forma basic and diluted                     $     (0.05)       $     (0.01)    $    (0.20)      $    (0.55)

     During the third quarter and first nine months of fiscal 2003, we recognized a pre-tax expense of $0.9 million and $2.5 million in compensation expense compared to $0.9 million and $5.6 million during the same periods of fiscal 2002. Pro forma amounts have been adjusted to reflect the impact of additional compensation expense related to our stock option and other equity plans. For the three months ended July 31, 2003 and 2002, pro-forma compensation expense, pre-tax, was $8.4 million and $20.1 million, respectively. For the nine months ended July 31, 2003 and 2002, pro-forma compensation expense, pre-tax, was $32.2 million and $72.4 million respectively.

     For purposes of the above table, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the third quarters of fiscal 2003 and fiscal 2002: a risk-free interest rate of approximately 2.19% and 3.75%, respectively; a dividend yield of 0.0% for both quarters; a weighted-average expected life of five years for both quarters, except for the shares to be tendered as a part of a Tender Offer which has an average expected life of three years; and a volatility factor of the expected market price of our common stock of 0.81 and 0.87, respectively. The weighted average fair value of options granted in the third quarters of fiscal 2003 and fiscal 2002 were $2.02 and $1.51, respectively.

     For the first nine months of fiscal 2003 and fiscal 2002 assumptions included: a risk-free interest rate of approximately 2.36% and 3.65%, respectively; a dividend yield of 0.0% for both periods; a weighted-average expected life of five years for both periods, except for the shares to be tendered as a part of a Tender Offer which has an average expected life of three years; and a volatility factor of the expected market price of our common stock of 0.82 and 0.87, respectively. The weighted average fair value of options granted in the first nine months of fiscal 2003 and fiscal 2002 were $2.30 and $1.70, respectively.

     For purposes of the above table, the Company does not recognize compensation expense related to employee purchase rights under the Purchase Plan. Pro forma compensation expense is estimated for the fair value of the employees' purchase right using the Black-Scholes option pricing model with the following assumptions for the shares issued in the third quarters of fiscal 2003 and fiscal 2002: risk-free interest rate of approximately 2.3% and 1.5%, respectively; a dividend yield of 0.0% for both periods; a weighted-average expected life of 6 months for both periods; and a volatility factor of the expected market price of our common stock of 0.88 and 0.87, respectively. The weighted average fair value of the purchase rights issued in the third quarters of fiscal 2003 and fiscal 2002 was $0.93 and $1.52.

O.   Derivative Instruments

     A large portion of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro, Japanese yen, and certain other European, Latin American, and Asian currencies. To protect against reductions in value caused by changes in foreign exchange rates, we have established balance sheet and intercompany hedging programs. We hedge currency risks of some assets and liabilities denominated in foreign currencies through the use of one-month foreign currency forward contracts.

     We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the quarter-end, the fair value of the derivatives as of July 31, 2003 is insignificant. Gains and losses recognized during the quarter on these foreign currency contracts are recorded as other income or expense and would generally be offset by corresponding losses or gains on the related hedged items, resulting in negligible net exposure to our financial statements. We do not currently hedge currency risks related to revenue or expenses denominated in foreign currencies.

P.   Subsequent Event

     On August 4, 2003, we acquired Ximian, Inc., a privately-held company and leading provider of desktop and server solutions that enable enterprise Linux adoption, for approximately $40 million. The acquisition of Ximian expands Novell's ability to support Linux solutions, providing Novell with Linux desktop, groupware and management technologies. The acquisition also brings leaders in the open source community and a strong core of Linux developers to Novell.

Q.   New Accounting Pronouncement

     Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any variable interest entities after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. We are reviewing our arrangements with variable interest entities entered into prior to January 31, 2003. We do not believe that our arrangements with these entities will require consolidation of their financial information in our financial statements.

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

Introduction

Novell, Inc. has been a pioneer in the field of computer networking since our development and release of NetWare in the mid 1980s. As a result of our 20 years of experience as a leader in the field of computer networking, we have some of the best networking engineers in the world. These engineers, together with our consulting force, work to create world-class IT solutions. We are extraordinarily proud of our people, the skills that they have and the dedication that they bring to our company. Leveraging this expertise, we expect to continue our evolution of our cross platform strategy and become a leading company in providing cross platform solutions, secure Web services, and identity management. Our solutions leverage our network expertise and the Web to help to create a world without information boundaries.

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

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires us to make an accounting estimate based on assumptions about matters that are highly uncertain at the time the accounting estimate is made, and if different estimates that reasonably could have been used, or if changes in the accounting estimate that are reasonably likely to occur periodically, could materially impact the financial statements. We consider certain accounting policies related to revenue recognition, restructuring, impairment of long-lived assets, and valuation of deferred tax assets to be critical accounting policies due to the estimation processes involved in each.

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

Restructuring Liabilities. From time to time, as business conditions or other factors change requiring us to change or modify our strategy, we are required to restructure our business. This typically involves eliminating excess headcount, consolidating facilities, or exiting or abandoning unprofitable product lines or geographic areas. When we consolidate facilities or exit or abandon unprofitable product lines or geographic areas, we must make certain assumptions regarding the sublease rates and timing for the exited facilities and estimated future cash flows from products lines or geographic locations. If we do not accurately estimate these factors, our estimated liabilities may not be fairly stated. Any such resulting changes in estimates could be material to our results of operations. For example, during the second quarter of fiscal 2003, we were required to increase our restructuring reserves by approximately $8.7 million due to changes in estimated sublease rates and timing, which have been affected by the decline in the real estate market.

Long-lived Assets. Our long-lived assets include property, plant and equipment, long-term investments, goodwill and other intangible assets. At July 31, 2003, our long-lived assets included $258.9 million of net property, plant and equipment, $51.0 million of long-term investments, $178.3 million of goodwill, $4.4 million of identifiable intangible assets, and $115.9 million of current and non-current net deferred tax assets.

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

Long-term Investments. The fair value of long-term investments is dependant on the actual financial performance of the companies and venture funds in which we have invested, the investee's market value, and the volatility inherent in the external markets for these investments. In assessing potential impairment for these privately-held equity investments, we consider these factors as well as the forecasted financial performance of our investees, liquidation preference value of the stock we hold, and estimated potential for investment recovery based on all these factors. If any of these factors indicate that the investment has become other-than-temporarily impaired, we will have to record additional impairment charges not previously recognized. During the first nine months of fiscal 2003, we recognized $32.6 million of impairment losses related to our long-term investments due to poor performance and general market conditions. If general market conditions do not improve, or if any of the companies or venture funds included in long-term investments do not meet performance goals, our investments could become further impaired on an other-than-temporary basis as their values decline, causing us to record further investment impairment charges.

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

We periodically review our goodwill and intangibles for indicators of impairment. We also perform an annual impairment review under Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," in the fourth quarter of each fiscal year, based on August 1 balances, to determine whether there are any indicators of impairment as of that date. Various assumptions will be made as a part of this analysis that could affect the resulting outcome. For example, to estimate the fair value of our reporting units, management will make estimates and judgments about future cash flows based on our fiscal 2003 forecast and current long-range plans used to manage the business. These long-range estimates could change in the future depending on changes in the Company as well as external factors. Future changes in estimates could possibly result in a non-cash goodwill impairment that could have a material adverse impact on our financial condition and results of operations.

In connection with our acquisition of SilverStream, we acquired developed technology related to SilverStream's exteNd products that could be combined with our products and services. We periodically review our identifiable intangible assets for impairment in accordance with SFAS No. 144. In determining whether an intangible asset is impaired, we must make assumptions regarding estimated future cash flows from the asset, intended use of the asset and other related factors. If the estimates or the related assumptions used to determine the value of the intangible assets change, we may be required to record further impairment charges for these assets. For example, if we were to abandon our products which integrate the exteNd Web-based technology that we acquired from SilverStream, or if the sales forecasts for these secure Web services products were to change, we could be required to record an impairment charge in future periods. During the third quarter of fiscal 2003, we determined that the developed technology and trade names we acquired from SilverStream had become impaired. Based on an independent valuation of these assets, we recorded a $23.6 million dollar charge as a result of unexpected revenue declines for the exteNd products.

Deferred Tax Assets. The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly. During the nine months ended July 31, 2003, we recorded an additional $16 million of valuation allowances related to the increase in our net deferred tax assets, primarily relating to investment impairments, that we may not be able to recognize in future periods.

Results of operations

Revenue

                                     Three months ended July 31,              Nine months ended July 31,
                                     ---------------------------              --------------------------
                                         2003          2002         Change       2003          2002         Change
                                         ----          ----         ------       ----          ----         ------
(Dollars in thousands)
  New software licenses              $   69,255    $    82,894        (17)%   $  194,758   $   224,980        (13)%
  Maintenance and services              213,554        199,379          7%       623,989       609,005          3%
                                     ----------    -----------                ----------   -----------
Total net revenue                    $  282,809    $   282,273           -%   $  818,747   $   833,985         (2)%
                                     ==========    ===========                ==========   ===========

New software licenses revenue decreased in the third quarter and first nine months of fiscal 2003 compared to the same periods of fiscal 2002 primarily due to decreased demand for our solutions in the United States as a result of the weak economic environment and a continuing decline in the demand for our NetWare products. Maintenance and services revenue, which includes software maintenance, technical support, education, and consulting services grew in the third quarter and first nine months of fiscal 2003 compared to the same periods in fiscal 2002 largely due to growth in software maintenance revenue (increase of 13% and 8%, respectively), increased Celerant management consulting revenue (increase of 16% and 10%, respectively), and favorable Euro exchange rates. These increases were partially offset by decreased demand for IT consulting services (decrease of 3% and 7%, respectively), which is largely the result of weak sales in the United States as a result of the poor economy.

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

Company performance is evaluated by our Chief Executive Officer and senior executive officers, our chief decision makers, based on reviewing revenue and segment operating income (loss) for the geographic segments listed above and the Celerant management consulting segment. Separate financial information is not evaluated by business segment in regards to asset allocation.

                                     Three months ended July 31,              Nine months ended July 31,
                                     ---------------------------              --------------------------
                                         2003          2002         Change       2003          2002         Change
                                         ----          ----         ------       ----          ----         ------
(Dollars in thousands)
  Americas                           $  135,635    $   151,255        (10)%   $  396,979   $   448,707        (12)%
  EMEA                                   87,400         79,383         10%       257,800       233,492         10%
  Asia Pacific                           23,235         20,094         11%        62,000        59,062          5%
  Celerant                               36,539         31,541         16%       101,968        92,723         10%
                                     ----------    -----------                ----------   -----------
Total net revenue                    $  282,809    $   282,273          --%   $  818,747   $   833,984         (2)%
                                     ==========    ===========                ==========   ===========

Revenue in the Americas decreased during the third quarter and first nine months of fiscal 2003 compared to the same periods of fiscal 2002 due to decreased software and consulting revenue reflecting poor market conditions in the United States and Latin America, declining Netware revenue and lower IT consulting demand and billing rates. In addition, revenue in the Americas was negatively affected during the first nine months of fiscal 2003 by a temporary distraction to our selling efforts in the United States while we transferred certain of our customer accounts from our sales force to our channel partners and restructured the sales organization. Revenue increased in EMEA during the third quarter and first nine months of fiscal 2003 due to favorable foreign exchange rates and recovering European market conditions, which resulted in greater demand for our products and services. The increase in revenue in Asia Pacific during the third quarter of fiscal 2003 was primarily due to strong sales in Japan and Australia. For the first nine months of fiscal 2003, Asia Pacific sales increased primarily due to strong sales in Australia and India, offset somewhat by lower sales in Japan due to a weak economy during the first half of fiscal 2003. Celerant worldwide revenue increased in the third quarter and first nine months of fiscal 2003 due primarily to improved revenue growth in Europe, which resulted in greater demand for Celerant's consulting services, revenue recognized on a number of large completed contracts, and favorable foreign exchange rates. Revenue outside the U.S. represented 54% of total revenue in the third quarter of fiscal 2003 compared to 49% in the third quarter of fiscal 2002. Revenue outside the U.S. for the first nine months of fiscal 2003 was 54% compared to 48% in the first nine months of fiscal 2002.

In addition to reviewing geographic and Celerant management consulting segment results, our chief decision makers review net revenue by solution category:
These solutions categories are:

o Identity management and secure web services - solutions that help customers with their identity management and security issues. Products include Secure-Login/Single SignOn, DirXML, iChain, exteNd, and BorderManager. This category is branded as Nsure and exteNd.
o Cross platform services - solutions that offer an effective and open approach to networking and collaboration services, including file, print, messaging, scheduling, workspace, etc. while using a cross-platform approach. Products include NetWare, GroupWise, ZEN, and Novell iFolder. This category is branded as Nterprise.
o Worldwide services - comprehensive worldwide consulting, education, and support services that apply Net business solutions to our customers' business situations, providing the business knowledge and technical expertise to help our customers implement our identity management, secure web services, and cross platform services. This category is branded as Ngage.
o Celerant management consulting - provides operational strategy and implementation consulting services, which result in quantifiable value, to a wide range of customers across various sectors, worldwide.


                                     Three months ended July 31,              Nine months ended July 31,
                                     ---------------------------              --------------------------
                                         2003          2002         Change       2003          2002         Change
                                         ----          ----         ------       ----          ----         ------
(Dollars in thousands)
  Identity management and secure
    web services                     $   26,318    $    19,576         34%    $   72,132   $    53,055         36%
  Cross platform services               144,376        153,208         (6)%      422,242       450,264         (6)%
  Worldwide services                     75,576         77,949         (3)%      222,406       237,943         (7)%
  Celerant management consulting
                                         36,539         31,541         16%       101,969        92,723         10%
                                     ----------    -----------                ----------   -----------
Total net revenue                    $  282,809    $   282,274          --%   $  818,749   $   833,985         (2)%
                                     ==========    ===========                ==========   ===========

Identity management and secure web services revenue increased in the third quarter and first nine months of fiscal 2003 compared to the same periods of fiscal 2002 due to the addition of the SilverStream secure web services products in July 2002, which added $4.4 million and $9.6 million, respectively, and increased demand for our Secure Login/Single SignOn and DirXML products as the secure identity market continues to grow. Cross platform services declined in the third quarter and first nine months of fiscal 2003 compared to the same periods in fiscal 2002 primarily due to the decline in demand for our NetWare products (decrease of 12% for both periods), offset slightly by increased demand for our Groupwise and ZEN products. Worldwide services revenue declined in the third quarter and first nine months of fiscal 2003 compared to the same periods in fiscal 2002 primarily due to the weakened demand for our IT consulting services in the U.S. and lower billing rates as a result of the weak economic environment.

At July 31, 2003, we had $295.8 million of deferred revenue, representing revenue that is expected to be recognized in future periods. The majority of this deferred revenue relates to maintenance contracts, which are recognized ratably over the maintenance period. We have either received payment or recorded a receivable for the deferred revenue, and have determined collectability to be reasonably certain. Direct costs incurred to fulfill these maintenance obligations are relatively small and are recognized as work is performed.

Forward-looking revenue trends
Due to the uncertainty in the U.S. and global economies, heightened political conflicts throughout the world, and continued volatility in the information technology marketplace, we are unable to predict when the information technology or consulting markets will recover, in the U.S. or globally. We anticipate some continued declines in our NetWare revenue. However, with the enhancements added to our future releases of NetWare, which will include network services running on both the NetWare kernel and the Linux kernel, and our recent acquisition of Ximian we have begun to deliver on our Linux strategy. We believe this will help to slow the NetWare revenue decline by retaining existing customers and attracting new customers by providing them with a migration path to Linux, should they choose to pursue those alternatives. We also believe that the identity management and secure web services markets will continue to grow as they mature, which may improve revenue from our offerings in these areas.

As previously disclosed, we have decided not to provide specific revenue forecast information for the remainder of fiscal 2003 or future periods.

Gross profit

                                     Three months ended July 31,              Nine months ended July 31,
                                     ---------------------------              --------------------------
                                         2003          2002         Change       2003          2002         Change
                                         ----          ----         ------       ----          ----         ------
(Dollars thousands)
Gross profit                         $  175,332    $  172,451           2%    $  504,935   $  493,766           2%
Percentage of revenue                       62%           61%                        62%          59%

Gross profit in total and as a percentage of sales increased in the third quarter and first nine months of fiscal 2003 compared to the same periods of fiscal 2002 primarily due to improved consulting margins resulting from headcount reductions in fiscal 2002 and 2003 and improved performance in our Celerant management consulting segment. Gross margins on new software licenses were 92% and 91% in the third quarter and first nine months of fiscal 2003, respectively, compared to 90% and 90% for the same periods of fiscal 2002. Gross margins on maintenance and services were 52% and 49% in the third quarter and first nine months of fiscal 2003, respectively, compared to 52% and 48% for the same periods of fiscal 2002. We are continuing to address ways to improve our gross margin percentage in future periods, such as improving utilization, increasing IT consulting billing rates, and reducing expenses. However, due to the uncertainty in the U.S. and global economies, heightened political conflicts throughout the world, and continued volatility in the information technology marketplace, we are unable to predict when we will see significant improvements in our gross margin percentages. As previously disclosed, we have decided not to provide specific forecasted earnings information for the remainder of fiscal 2003 or future periods.

Operating expenses

                                     Three months ended July 31,              Nine months ended July 31,
                                     ---------------------------              --------------------------
                                         2003          2002         Change       2003          2002         Change
                                         ----          ----         ------       ----          ----         ------
(Dollars in thousands)
Sales and marketing                  $   92,470    $   87,487           6%    $292,512     $  255,108          15%
  Percentage of revenue                      33%           31%                        36%          31%
Product development                  $   48,178    $   44,130           9%    $  139,454   $  129,528           8%
  Percentage of revenue                      17%           16%                        17%          16%
General and administrative           $   28,379    $   29,566            (4)% $   86,663   $   90,946          (5)%
  Percentage of revenue                      10%           11%                        11%          11%
Restructuring                        $   26,350    $       --            --%  $   35,025   $   19,100          83%
  Percentage of revenue                       9%            --%                        4%           4%
In-process R&D                       $       --    $    3,000        (100)%   $       --   $    3,000        (100)%
  Percentage of revenue                       --%           1%                        --%            --%
Total operating expenses             $  195,377    $  164,183          19%    $  553,654   $  497,682          11%
  Percentage of revenue                      69%           58%                        68%          60%

Operating expenses, in total and as a percentage of revenue, increased in the third quarter and first nine months of fiscal 2003 compared to the same periods in fiscal 2002 primarily due to a third quarter fiscal 2003 restructuring charge, additional operating expenses related to the SilverStream acquisition in the third quarter of fiscal 2002, increased sales and marketing headcount, and increased marketing costs for our new advertising campaign that was rolled out during the first quarter. These expenses were offset somewhat by lower salary expenses as a result of lower bonus accruals and lower headcount due to the restructuring and other headcount reductions in fiscals 2003 and 2002.

Sales and marketing expense, in total and as a percentage of revenue, increased in the third quarter and first nine months of fiscal 2003 compared to the same periods in fiscal 2002 primarily as a result of increased marketing costs associated with our advertising campaign and increased sales headcount, primarily from the addition of SilverStream during fiscal 2003, prior to reductions related to the third quarter restructuring. We have spent approximately $27 million during the first three quarters of fiscal 2003 on our new advertising campaign and anticipate spending approximately $6 million during the remainder of fiscal 2003 in an effort to attract new customers and increase revenue. At the end of the third quarter of fiscal 2003, sales and marketing headcount decreased by 88 employees compared to the third quarter of fiscal 2002. Sales and marketing expenses can fluctuate as a percentage of revenue in any given period due to product promotions, advertising, and other discretionary expenses.

Product development expenses, in total and as a percentage of revenue, increased in the third quarter and first nine months of fiscal 2003 compared to the same periods of fiscal 2002 due primarily to the addition of SilverStream in July of fiscal 2002. The increase in cost for the additional headcount in the first and second quarters of fiscal 2003 was offset slightly by savings related to lower bonus accruals in fiscal 2003 and a favorable settlement received in the first quarter of fiscal 2003 related to development obligations dating back to agreements signed in the 1990s. Product development headcount decreased by 81 employees compared to the third quarter of fiscal 2002, which includes the reductions related to the third quarter restructuring net of additional employees to support our Linux initiatives. We anticipate that our product development expenses will remain relatively flat or decrease slightly in remaining quarters of fiscal 2003 compared to the second quarter of fiscal 2003 amounts as we continue our cost cutting efforts.

General and administrative expenses in the third quarter and first nine months of fiscal 2003 decreased from the same periods of fiscal 2002 primarily due to lower bad debt expense and lower operating costs related to decreased headcount and integration costs. General and administrative headcount decreased by 61 employees at the end of the third quarter of fiscal 2003 after the reductions related to the restructuring compared to the same period of fiscal 2002. As a percentage of revenue, general and administrative costs remained relatively flat during the first nine months of fiscal 2003 compared to the same periods in fiscal 2002 partially as a result of lower revenue in fiscal 2003. We anticipate that our general and administrative expenses will remain relatively flat or decrease slightly during the remainder of fiscal 2003 as we continue our cost cutting efforts.

Restructuring

Third quarter of fiscal 2003
During the third quarter of fiscal 2003, we recorded a pre-tax restructuring charge of approximately $27.8 million resulting from the restructuring of our operations in response to changes in general market conditions, changing customer demands, and the evolution of our business strategy relative to the identity management and secure web services areas of our business and our revised strategy. This strategy includes plans to support the Linux kernel in addition to the NetWare kernel, by offering Novell products and services that run on both Netware and Linux platforms. These changes in strategy and company structure were made to address the current revenue declines. Specific actions taken included reducing our workforce worldwide by approximately 600 employees (approximately 10%) across all functions and geographies, with a majority coming from product development, sales, and general and administrative functions, primarily in the United States. In addition, we consolidated facilities, and disposed of excess equipment. By reporting segment, the Americas accounted for $19.4 million, EMEA accounted for $6.0 million, and Asia Pacific accounted for $2.4 million.

We anticipate the actions to produce annual savings of approximately $75 million in operating expense relating to headcount and an additional $25 million in annualized savings from lower non-salary-related operating expenses.

The following table summarizes the activity during the third quarter of 2003 related this restructuring.

                                                                                               Balance at
                                                      Original        Cash      Non-cash        July 31,
                                                       Charge       Payments    Adjustments        2003
                                                     ---------     ---------    -----------     ---------
   In thousands
   Severance and benefits                             $ 20,287     $ (11,671)     $     --       $  8,616
   Excess facilities and property and equipment          5,778            --           218          5,996
   Other restructuring-related costs                     1,729           (67)         (261)         1,401
                                                      --------     ----------     ---------      --------
                                                      $ 27,794     $ (11,738)     $    (43)      $ 16,013
                                                      ========     ==========     =========      ========

As of July 31, 2003, the remaining balance of the third quarter of fiscal 2003 restructuring charge included accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period, not to exceed two years, lease costs for redundant facilities, which will be paid over the respective remaining contract terms, and various severed employee related costs, which will be paid over the next four quarters.

During the third quarter of fiscal 2003, we also released approximately $1.4 million related to excess restructuring reserves related to the second quarter fiscal 2002 restructuring event. This release is reflected in the second quarter fiscal 2002 table below. The net impact of the third quarter fiscal 2003 restructuring and the release of the excess fiscal 2002 reserves was a charge of $26.4 million.
..
Second quarter of fiscal 2003
During the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs in previous restructurings was too low and accrued an additional $8.7 million. The original liability was based on estimated sublease rates and timing, which have been affected by the decline in the real estate market. This additional amount, which pertains to three separate restructuring events, is included in the following tables.

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

As noted above, during the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs was too low and accrued an additional $7.7 million. The original liability for lease costs was based on estimated sublease rates and timing, which have been affected by the decline in the real estate market. Additionally, during the third quarter of fiscal 2003 we released approximately $1.4 million of excess restructuring reserves related to excess severance costs

The following table summarizes the activity during fiscal 2003 related to the second quarter of fiscal 2002 restructuring.

                                                                  Balance at                             Balance at
                                                      Original    October 31,      Cash                    July 31,
                                                       Charge     2002           Payments  Adjustments        2003
                                                       ------     ----------    ----------  -----------    --------
   In thousands
   Severance and benefits                             $ 14,748      $  4,258    $ (2,851)    $   (100)      $  1,307
   Excess facilities and property and equipment          5,146         4,221      (2,445)       6,391          8,167
   Other restructuring-related costs                       492           300          --           --            300
                                                      --------      --------    --------     --------       --------
                                                      $ 20,386      $  8,779    $ (5,296)    $  6,291       $  9,774
                                                      ========      ========    =========    ========       ========

As of July 31, 2003, the remaining balance of the second quarter of fiscal 2002 restructuring charge included accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period, and lease costs for redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

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

Specific actions included reducing our workforce worldwide by approximately 1,100 employees (approximately 16%), consolidating excess facilities and disposing of excess property and equipment, terminating a management consulting contract that no longer fit with our strategic focus, and abandoning and writing off technologies that no longer fit within our new strategy. We also realigned our remaining resources to better manage our business. As noted above, during the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs was too low and accrued an additional $0.3 million. The original liability was based on estimated sublease rates and timing, which have been affected by the decline in the real estate market.

The following table summarizes the costs and activities during fiscal 2003 related to the fourth quarter of 2001 restructuring.

                                                                   Balance at                             Balance at
                                                      Original     October 31,     Cash                    July 31,
                                                       Charge         2002       Payments    Adjustments      2003
                                                       ------     -----------  ----------   ------------  --------
    In thousands
    Severance and benefits                             $ 32,793     $  1,117   $    (907)    $     --       $    210
    Excess facilities and property and equipment         10,896        4,651      (2,051)         262          2,862
    Other restructuring-related costs                     6,973          624        (439)          --            185
                                                       --------     --------   ----------    --------        -------
                                                       $ 50,662     $  6,392   $  (3,397)    $    262       $  3,256
                                                       ========     ========   ==========    ========       ========

As of July 31, 2003, the remaining balance of the fourth quarter fiscal 2001 restructuring charge included accrued liabilities largely related to severance and benefits, which will be paid out during fiscal 2003, and lease costs for excess facilities, which will be paid over the respective remaining lease terms.

Third quarter of fiscal 2001
During the third quarter of fiscal 2001, we recorded a pre-tax restructuring charge of approximately $30 million as a result of our July 2001 acquisition of Cambridge Technology Partners and changes in our business to move towards a Net business solutions strategy. Specific actions included reducing our workforce worldwide by approximately 280 employees across all functional areas (approximately 5% before the addition of Cambridge), consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within our new strategy, and discontinuing unprofitable product lines. As noted above, during the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs was too low and accrued an additional $0.7 million. The original liability was based on estimated sublease rates and timing, which have been affected by the decline in the real estate market.

The following table summarizes the activity during fiscal 2003 related to the third quarter of fiscal 2001 restructuring costs.

                                                                   Balance at                              Balance at
                                                      Original     October 31,     Cash                     July 31,
                                                       Charge         2002       Payments  Adjustments        2003
                                                      ---------    ----------   ---------  -----------     ----------
    In thousands
    Severance and benefits                             $ 15,978     $     --    $     --     $     --      $      --
    Excess facilities and property and equipment         10,740        3,889      (1,778)         678          2,789
    Other restructuring-related costs                     3,675          137        (137)          --             --
                                                       --------     --------    ---------    --------      ---------
                                                       $ 30,393     $  4,026    $ (1,915)    $    678      $   2,789
                                                       ========     ========    =========    ========      =========

As of July 31, 2003, the remaining balance of the third quarter of fiscal 2001 restructuring charge included accrued liabilities related to lease costs for excess facilities, which will be paid over the respective remaining lease terms.

As a result of the fiscal 2002 and the two fiscal 2001 restructurings, we reduced our expenses by approximately $50 million on a quarterly basis, before any increased strategic expenditures and the impact of the SilverStream acquisition. We could incur additional restructuring charges in the future as we continue to develop our Net solutions strategy using both Netware and Linux platforms and react to market conditions by reducing costs.

In-process research and development

The purchased in-process research and development charge in the third quarter of fiscal 2002 resulted from the acquisition of SilverStream and pertains mainly to research and development work for the next version of the current SilverStream products.

Employees

                                                                 July 31,     July 31,
                                                                   2003         2002     Change
(Dollars in thousands)
Employees at end of quarter (full time equivalents)               5,943         6,582        (10)%
Revenue per average employee for three months ended              $  186       $   182

Headcount in the third quarter of fiscal 2003 decreased compared to the same period in fiscal 2002 due the second quarter fiscal 2002 and third quarter fiscal 2003 restructurings, which were previously discussed. We continue to monitor headcount to ensure our resources are aligned with expected business levels and our business strategy.

Other income (expense), net

                                     Three months ended July 31,              Nine months ended July 31,
                                     ---------------------------              --------------------------
                                         2003          2002         Change        2003          2002         Change
                                         ----          ----         ------        ----          ----         ------
(Dollars in thousands)
Other income (expense), net          $   (3,717)   $    7,230        (151)%   $  (22,381)   $      (698)    (3,106)%
Percentage of revenue                        (1)%           3%                        (3)%            --%

The primary components of other income (expense), net in the third quarter and first nine months of fiscal 2003, were a gain on the sale of our facility in San Jose, California of $24.9 million, offset by a charge for impaired intangible assets of $24.3 million. In addition, other income (expense), net in the third quarter of fiscal 2003 included a net investment loss of $5.0 million, which was comprised of impairment losses on long-term investments totaling $8.0 million offset by realized net gains and interest income on short-term securities of $3.0 million. Other income (expense), net during the third quarter of fiscal 2002 included net investment income of $5.3 million. There were no investment impairment losses during the third quarter of fiscal 2002.

Other income (expense), net during the first nine months of fiscal 2003 included impairment losses on long-term investments totaling $32.6 million, realized net gains on the sale of short-term securities of $1.3 million, and interest income of $8.6 million, in addition to the gain on sale of our facility and impaired intangible asset charge, discussed previously. During the first nine months of fiscal 2002, other income (expense), net included investment income of $20.5 million and a $9 million gain on the sale of a building in the first quarter of fiscal 2002, offset by investment impairment losses of $29.8 million.

Income tax expense (benefit)

                                     Three months ended July 31,              Nine months ended July 31,
                                     ---------------------------              --------------------------
                                         2003          2002         Change        2003          2002         Change
                                         ----          ----         ------        ----          ----         ------
(Dollars in thousands)
Income tax (benefit) expense         $ (11,362)    $    5,549          (305)% $  (18,200)   $    6,835          (366)%
Percentage of revenue                       (4)%           2%                         (2)%           1%
Effective tax (benefit)
  expense rate                             (48)%          36%                       (26)%          148%

Our actual effective tax benefit rate for the third quarter of fiscal 2003 was 48% compared to the effective tax expense rate of 36% for the same period in 2002. Our actual effective tax benefit rate for the first nine months of fiscal 2003 was 26% compared to the effective tax rate of 148% for the same period in 2002. The rate differs because of differences in the amount of non-deductible investment impairments taken in each period and non-taxable capital gains realized in the third quarter of 2003.

Net income (loss) and net income (loss) per share

                                     Three months ended July 31,              Nine months ended July 31,
(Dollars in thousands,                   2003          2002         Change       2003          2002         Change
                                         ----          ----         ------       ----          ----         ------
  except per share)
Net income (loss )                   $  (12,400)   $    9,949          (225)% $  (52,900)  $ (155,151)           66%
Percentage of revenue                        (4)%           4%                        (7)%        (19)%
Net income (loss) per share:
  Basic and diluted                  $    (0.03)   $     0.03          (222)% $    (0.14)  $    (0.43)           67%

The year-to-date fiscal 2002 net loss and net loss per share includes a $143.7 million cumulative effect of an accounting change, which resulted from our adoption of SFAS No. 142. Through our initial SFAS No. 142 analysis, we determined that a portion of our goodwill related to the acquisition of Cambridge Technology Partners in July 2001 had become impaired. Before the cumulative effect of the accounting change, net loss per share was $0.03 for the first nine months of fiscal 2002. The net loss per share during the third quarter and first nine months of fiscal 2003 was primarily due to the charge for long-term investment impairments, charges for impaired intangibles, higher sales and marketing expenses to roll out our new advertising campaign, and restructuring expenses, offset somewhat by the gain on the sale of a facility, as discussed previously. In addition, the net loss per share for the first nine months of fiscal 2003 included additional expenses related to the adjustments of previous restructuring and merger expenses incurred in the second quarter of fiscal 2003. At this time, we have decided not to provide specific forecasted earnings information for the remainder of fiscal 2003.

Liquidity and capital resources

                                                           July 31,     October 31,
                                                             2003          2002       Change
                                                         -----------   -----------    ------
(Dollars in thousands)
Cash, cash equivalents, and short-term investments       $  738,777     $ 635,858       16%
Percentage of total assets                                       46%           38%

Cash, cash equivlaents and short-term investments totaled $738.8 million at July 31, 2003 compared to $635.9 million at October 31, 2002. The increase in cash can be attributed to cash received from the sale of our facility in San Jose, California of $125 million, cash provided by operations of $2 million, cash proceeds from stock issuances under employee stock option or equity plans of $7.8 million and the impact of foreign exchange fluctuations. These increases were offset somewhat by expenditures for fixed assets of $30.6 million, cash paid to acquire Volera minority interest shares from Accenture of $1.1 million, and net cash paid for long-term investments of $11.3 million.

Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, which incur market risk. We mark our short-term investments to market each month. Our short-term investment portfolio includes gross unrealized gains of $1.7 million and gross unrealized losses of $0.1 million as of July 31, 2003. We monitor our investments and record losses when a decline in the investment's market value is determined to be other than temporary.

We have also invested excess cash in long-term investments through the Novell Venture account, CTC I, and direct investments in equity securities of privately-held companies. Investments made through the Novell Venture account and CTC I generally are in privately-held companies, including small capitalization stocks in the high technology industry sector, and expansion-stage privately-held companies. Within the Novell Venture account there are also investments in venture capital funds that are managed largely by external venture capitalists. CTC I is managed internally. The value of the investments made through the Novell Venture account and CTC I is dependent on the performance, successful acquisition, and/or initial public offering of the investees. As of July 31, 2003, we had commitments to contribute an additional $57.8 million to the externally managed venture capital funds over the next three to four years, as requested by the fund managers, and commitments to the CTC I fund to contribute up to an additional $300,000 over the next three to four years. We intend to fund these investments with cash from operations and cash income from short-term investments, and sales of short-term investments on hand.

As of July 31, 2003, we had cash and other short-term investments of $442 million in accounts outside the U.S. Repatriation of any portion of this amount would be subject to U.S. federal income taxes. We have provided for the tax liability on these amounts for financial statement purposes except for $15 million of earnings, which is permanently invested outside the U.S. Repatriation, however, could result in a loss of certain tax attributes of up to $38.5 million and result in additional U.S. federal income tax payments of such amounts in future years.

During the first quarter of fiscal 2002, we sold our subsidiary in the Czech Republic. As a part of this transaction, we provided a guarantee to the landlord of our building there whereby we agreed to pay any and all monies due under the lease, including legal fees if the new lessee defaults on the lease. During the first nine months of fiscal 2003, we paid approximately $0.1 million against this guarantee and have accrued a liability for an additional $0.4 million that we could be required to pay, excluding legal fees, if the new lessee continues in default.

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

On August 4, 2003, we acquired Ximian, Inc., a privately-held company and leading provider of desktop and server solutions that enable enterprise Linux adoption, for approximately $40 million. The acquisition of Ximian expands Novell's ability to support Linux solutions, providing Novell with Linux desktop, groupware and management technologies. The acquisition also brings leaders in the open source community and a strong core of Linux developers to Novell.

Our principal source of liquidity continues to be from operations, on-hand cash, and income from short-term investments. At July 31, 2003, our principal unused sources of liquidity consisted of cash on hand in the amount of $450.7 million, short-term investments in the amount of $288.1 million, and available borrowing capacity of under our $15 million line of credit. Our liquidity needs are principally for financing of accounts receivable, acquisition of fixed assets and strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

During the first nine months of fiscal 2003, we generated $2 million of cash from operations. Through our third quarter fiscal 2003 restructuring, we will reduce our cost structure over the remainder of fiscal 2003 and anticipate positive net cash flows from operating and investing activities for the remainder of fiscal 2003. We anticipate being able to fund our current operations, any future acquisitions, any further integration, restructuring or any merger-related costs, and planned capital expenditures for the foreseeable future with existing cash on hand and short-term investments together with cash generated from operations, and investment income. We believe that additional borrowings under our credit facilities or offerings of equity or debt securities are possible if the need arises, although such offerings may not be available to us on acceptable terms. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. Capital expenditures in fiscal 2003 are anticipated to be approximately $40 million, but could be reduced if our growth is less than presently anticipated.

During the fourth quarter of fiscal 2001, the Board of Directors extended our stock repurchase program through June 30, 2003 and authorized the use of up to $500 million for the repurchase of additional outstanding shares of our common stock. This program was not extended beyond June 30, 2003.

New Accounting Pronouncement

Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any variable interest entities after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. We are reviewing our arrangements with variable interest entities entered into prior to January 31, 2003. We do not believe that our arrangements with these entities will require consolidation of their financial information in our financial statements.

Factors Affecting Future Results of Operations

Our future results of operations involve a number of risks and uncertainties that could cause actual results to differ materially from expected and historic results. A number of these risks and uncertainties are discussed in the following paragraphs.

The Current Economic Climate and Outlook in the Technology Consulting, Operational Consulting, and Information Technology Services Sector Is Weak, Causing Our Business to Suffer

The weakened global economic climate, particularly in the technology sector, has had an adverse effect on our stock price and ability to sell products and services. Future economic projections for this sector do not anticipate a quick recovery. A continuation of the weakened global economy could have further negative effects on our stock price and ability to sell products and services in the future.

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

    o our responses to revenue declines experienced by our distribution partners;

    o our ability to realize projected benefits from our restructurings and our corporate strategies; and

    o our ability to deliver solutions as expected by our customers and systems integration partners.

We May Not Be Able to Successfully Compete in a Challenging Market for Computer Software, Operational Consulting, and IT Consulting Services

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

We May Not be Able To Attract and Retain Qualified Employees Because of the Intense Competition for Qualified Employees in the Computer and Consulting Industries

Our ability to maintain our competitive technological position will depend, in large part, on our ability to attract and retain highly qualified development, consulting, and managerial employees. Even in light of the current economic downturn, competition for employees of the highest caliber is intense in the software and consulting industries. The loss of a significant number of key employees would adversely affect our performance. The failure to successfully attract, hire, retain and promote qualified employees as we need them could have a material adverse effect on our business.

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

If We Are Unable to Unify Our Diverse Cultures, the Benefits of Our Solutions Strategy May Not Be Fully Realized

We have a talented, energetic, and exciting group of employees. As a result of our acquisitions over the last couple of years, a number of these employees come from diverse geographic and corporate cultural backgrounds. We are in the process of a cultural initiative to bring our whole company together towards a new common culture that revolves around our solutions offerings. If we are not successful in forging a new, vibrant culture with unified goals and a common vision that is solutions-based, employee energies may be diverted or diluted and we may not achieve the full benefits of our solutions strategy.

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

If We Do Not Generate New Customers, Our Ability to Grow Our Business Will Be Negatively Impacted

A significant percentage of our revenue is generated from existing customers. In order to achieve our growth objectives, we must accelerate the rate at which we generate new business. We are in the middle of several sales and marketing initiatives in order to accomplish this goal. If those initiatives are not successful, our ability to cultivate new customers may be adversely affected.

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

If Third Parties Claim that We Infringed Upon Their Intellectual Property, Our Ability to Use Some Technologies and Products Could Be Limited and We May Incur Significant Costs to Resolve These Claims

Litigation regarding intellectual property rights is common in the Internet and software industries. We have in the past received letters or been the subject of claims suggesting that we are infringing upon the intellectual rights of others. For example, in May 2002 a suit was filed by France Telecom SA and U.S. Philips Corporation against us alleging that Novell's NetWare client software infringes upon a patent allegedly co-owned by them and seeking unspecified damages and an injunction. In addition, we have faced and expect to continue to face from time to time disputes over rights and obligations concerning intellectual property. We expect third-party infringement claims involving Internet technologies and software products and services to increase because it has become more common for companies to work with attorneys on a contingency basis to bring these kinds of claims. While we have no reason to think we would not have strong defenses to such claims, the cost and time of defending ourselves can be significant. In addition, we have agreed, and may agree in the future, to indemnify customers against claims that our products infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. If an infringement claim is successful, we and our customers may be required to obtain one or more licenses from third parties, and we may be obligated to pay or reimburse our customers for monetary damages. In such instances, we or our customers may not be able to obtain necessary licenses from third parties at a reasonable cost or at all, and may face delays in product shipment while developing or arranging for alternative technologies.

We May Not Be Able to Protect Our Confidential Information, Which May Adversely Affect Our Business

We generally enter into contractual relationships with our employees to protect our confidential information. In the event that our trade secrets or other proprietary information are misappropriated, our business could be seriously harmed. In addition, we may not be able to timely detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. In the event we are unable to enforce these contractual obligations and our intellectual property rights, our business could be adversely affected.

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

Some of Our Short-term, Long-term, and Venture Capital Fund Investments Have Become Impaired and Additional Investments Could Become Impaired

Our investment portfolio includes short-term investments in publicly traded equity securities, long-term equity investments in privately-held companies, small capitalization stocks in the high-technology industry sector, and funds managed by venture capitalists. Many of these investments might become other-than-temporarily impaired. During the first nine months of fiscal 2003, we recorded an impairment charge of $32.6 million related to some of the investments in our portfolio in cases where their market value had experienced an other-than-temporary decline. As of July 31, 2003, we had net unrealized gains, after taxes, on investments totaling approximately $1.4 million; however, there can be no assurances that these gains will be realized and that losses will not occur. If the companies and funds in which we have invested suffer poor financial performance, or if the privately-held companies in which we have invested are not successfully acquired or do not experience initial public offerings, the value of our investments will decrease.

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

In addition, the market prices for securities of software companies have been, and continue to be, very volatile. The market price of our common stock, in particular, has been subject to wide fluctuations in the past. As a result of the foregoing factors and other factors that may arise in the future, the market price of our common stock may be subject to significant fluctuations within a short period of time. These fluctuations may be due to factors specific to us, to changes in analysts' earnings estimates, or to factors affecting the computer industry or the securities markets in general.


Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and the market prices of equity securities. To mitigate some of these risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at July 31, 2003.

Interest Rate Risk

The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. The strategy we use to achieve this objective is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximately $1.2 million decrease (less than 0.5% of total investments) in the fair value of our available-for-sale securities.

Market Risk

We also hold available-for-sale equity securities in our short-term investment portfolio. As of July 31, 2003, gross unrealized gains, before tax effect, on the short-term public equity securities totaled $0.2 million. A reduction in prices of 10% of these short-term equity securities would result in approximately a $0.5 million decrease (less than 0.1% of total investments) in the fair value of our short-term investments.

In addition, we invest in equity securities of privately-held companies, which are included in our long-term portfolio of investments, primarily for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the high technology industry sector or venture capital funds. Because of the nature of these investments, we are exposed to risks that the value of these equity securities will change. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in equity prices of equity securities of privately-held companies would result in an approximately $5 million decrease in the fair value of our available-for-sale long-term securities.

Foreign Currency Risk

We use derivatives to hedge those net assets and liabilities that, when translated or remeasured according to accounting principles generally accepted in the U.S., impact our condensed consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding losses and gains on the foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income and expense in the same period as when the gains and losses on translation or remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the condensed consolidated statement of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we did not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $1 million. This number represents the exposure related to balance sheet remeasurement and intercompany translation only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position at July 31, 2003. Actual results may differ materially.

Item 4.           Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)      Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number     Description

31.1       Certification pursuant to 18 U.S.C. Section 1350 Sarbanes-Oxley
           Act of 2002

31.2       Certification pursuant to 18 U.S.C. Section 1350 Sarbanes-Oxley
           Act of 2002

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


 (b) Reports on Form 8-K.

Form 8-K dated May 5, 2003, reporting under Item 5.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Novell, Inc.
                                  (Registrant)


Date: September 12, 2003                        /s/ Joseph S. Tibbetts, Jr.
                                               -------------------------------
                                                    Joseph S. Tibbetts, Jr.
                                                   Chief Financial Officer
                                               (Principal Financial Officer and
                                                 Principal Accounting Officer)