Form 10-K
period 2003-10-31
NOVELL INC
filed 2004-01-29
CIK 758004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number 0-13351

NOVELL, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0393339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

404 Wyman Street, Suite 500

Waltham, MA 02451
(Address of principal executive offices including zip code)

(781) 464-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share

(Title of Class)

Preferred Share Purchase Rights

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

     The aggregate market value of the registrant’s common stock as of April 30, 2003 held by non-affiliates as of April 30, 2003 (based on the last reported price of the Common Stock on the Nasdaq National Market System on such date) was $868,218,232. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes ☒    No ☐

     As of January 15, 2004 there were 381,927,013 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 2004, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

NOVELL, INC.

i

NOVELL, INC.

FORM 10-K

      In addition to historical information, this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans, and objectives of management constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. As contained herein, the words “expect,” “anticipate,” “believe,” “intend,” “will,” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section in Item 7 entitled “Factors Affecting Future Results of Operations.” Readers should carefully review the risk factors described in this document and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in our fiscal 2004.

PART I

Item 1. Business

The Company

      Novell, Inc. has been a thought leader in the field of computer networking since our development and release of NetWare® in 1983. Building on this foundation, we recently acquired two companies that are key players in the Linux market. As a result of our 20 years of experience as a leader in the field of computer networking, and the expertise in the companies that we recently acquired, we believe we employ some of the best engineers in the world. These engineers, in collaboration with our consulting professionals, create world-class information technology (“IT”) solutions. We are proud of our people, their skills, and the dedication they give the company. Leveraging this expertise, we expect to continue the evolution of our cross-platform strategy and become a leader in providing cross-platform solutions, web services, and identity management. During fiscal 2003, we announced our strategy to support Linux as well as NetWare, giving our customers a choice by providing Novell® products and services that run on both NetWare and Linux platforms. Our solutions leverage our network expertise and the Web to help to create a world without information boundaries.

      Networking is more than connecting computers together or routing and managing data. Networks are inherently a varied mix of business process, infrastructure, computer systems, applications, and other devices. Networking is about connecting people to each other and the information they need. We provide business solutions that work across multiple platforms and are designed to secure and empower the networked world, help organizations solve complex business challenges, simplify their systems and processes, and capture new opportunities. These include software applications that are developed using open Internet standards, our own eDirectoryTM network infrastructure products and consulting services. They support highly distributed network solutions and capitalize on the growth of the Internet. With both software and service offerings, we can determine how business solutions can be optimally used by our customers, and we can provide the framework and applications for managing, maintaining, and accessing the information and services of our customers’

Novell annual report 2003	1

networks. The outcome is a business solution that helps our customer deliver the right information, to the right individual, at the right time, and on the right device.

      Our training, service and support, and consulting groups also support our business solutions by providing worldwide consulting, training, developer, and distribution channel programs that support our product offerings.

      Novell was incorporated in Delaware on January 25, 1983. Our headquarters and principal executive offices are located at 404 Wyman Street, Suite 500, Waltham, MA 02451. Our telephone number at that address is (781) 464-8000. We also have offices located in Provo, Utah, telephone number (801) 861-7000. Our European headquarters are located in Paris, France, telephone number (33) 1 5669 5300. We conduct primary product development activities in Provo, Utah; Waltham, Massachusetts; Cambridge, Massachusetts; Ireland; Germany; and India. We also contract out some product development activities to third-party developers. Our website address, where we provide a link to our previous and current reports as soon as reasonably practicable after they are filed with the SEC, is http://www.novell.com/company/shareholder/.

      Our Annual Report, SEC filings, earnings announcements, and other financial information are available on our Investor Relations website at www.novell.com/ir. Mailed copies of financial materials can be obtained free of charge through our automated telephone access system at 800-317-3195 or by emailing Novell’s investor relations department at irmail@novell.com.

Principal Markets and Segment and Geographic Information

      We sell our products, services, and solutions directly through our sales force and indirectly through resellers and distributors to corporations, government entities, and educational institutions both domestically and internationally.

      Beginning November 1, 2002, we reorganized our operations and began reporting our financial results in four segments; three are based on geographic areas and the fourth is Celerant management consulting, which provides operational strategy and implementation consulting services.

      The geographic segments are:

•	Americas — includes the United States, Canada, and Latin America

•	EMEA — includes Eastern and Western Europe, Middle East, and Africa

•	Asia Pacific — includes China, Japan, Southeast Asia, Australia, New Zealand, and India

      All geographic segments sell our software and services. Celerant offers management consulting services. Our software offerings are sold in the United States via direct, original equipment manufacturer (“OEM”), reseller, and distributor channels, and internationally are sold directly and through distributors who sell to dealers and end users.

      Segment disclosures and geographical information for fiscal years 2003, 2002, and 2001 are presented in Part II, Item 8, Footnote Q of the notes to the consolidated financial statements of this report, which is incorporated by reference into this Part I, Item 1. As our strategy continues to evolve, the way in which we view financial information to best evaluate performance and operating results may also change.

Components of Business Solutions

      In addition to reviewing geographic and Celerant management consulting segment results, our chief decision makers review revenue by solution category. These solution categories are:

•	Identity management and web services — solutions that help customers with their identity management and security issues. Products include Secure-Login/ Single Sign-On, DirXML®, iChain®,

2	Novell annual report 2003

exteNdTM, and BorderManager®. Products in this category are branded as NsureTM and exteNd. Nsure capabilities redefine security within an enterprise by providing policy-based integration between various information systems, ensuring that identity is unified across those systems, forming a single view of enterprise business systems. Nsure brings together four major components: directories that hold the personal data used to grant access; a management system to add, modify, or delete the data; a security system that regulates access; and an auditing system designed to ensure company compliance with privacy regulations. Novell exteNd provides the software and support needed by customers to decouple business processes and information from their limited, single-purpose platforms and integrate them, thereby enabling collaboration and interaction with other people, systems and transactions, inside or outside the organization.

•	Cross-platform services — solutions that offer an effective and open approach to networking and collaboration services, including file, print, messaging, scheduling, workspace, etc. while using a cross-platform approach. Products include NetWare, GroupWise®, ZENworks®, and Novell iFolder®. Products in this category are branded as NterpriseTM. Novell Nterprise offerings provide a robust, scalable, dependable service infrastructure that supports mixed networks and heterogeneous business systems. In addition, our directory-based management modules allow customers to manage their entire mixed environment — including desktops, servers, and devices — from a single, central location.

•	Worldwide services — comprehensive worldwide IT consulting, education, and support services that apply business solutions to our customers’ business situations, providing the business knowledge and technical expertise to help our customers implement our identity management, web services, and cross-platform services. Services in this category are branded as NgageSM. Novell Ngage provides the technical support, planning assistance, and training needed to effectively apply technology to solve business problems.

•	Celerant management consulting — operational strategy and implementation consulting services offered to a wide range of customers across various sectors, worldwide services in this category are branded as Celerant.

Product Descriptions

      The following management services products perform the core of our Nterprise solutions set:

•	NetWare is a product that offers secure continuous access to core network resources such as files, printers, directories, e-mail and databases seamlessly across all types of networks, storage platforms and client desktops. NetWare accounted for 30% of our total revenue during fiscal 2003.

•	ZENworks (Zero Effort Networking) management products protect the integrity of networks by centralizing, automating, and simplifying every aspect of network management from distributing vital information across the enterprise to maintaining consistent policies on desktops, servers, and devices. ZENworks products accounted for 10% of our total revenue in fiscal 2003.

•	GroupWise collaboration products offer traditional and mobile users support for any communication over intranets, extranets and the Internet. GroupWise products accounted for 10% of total revenue in fiscal 2003.

•	BorderManager collaboration products are a suite of network services used to connect a network securely to the Internet or any other network, allowing outside access to intranets and user access to the Internet.

Novell annual report 2003	3

      The following Nterprise product offerings were added as a result of our acquisitions of SUSE LINUX AG and Ximian, Inc.:

•	SUSE® LINUX Enterprise Server is a server operating system for professional deployment in heterogeneous IT environments of all sizes and sectors. This operating system integrates all server services relevant in Linux, and constitutes a stable and secure platform for the cost-efficient operation of IT environments.

•	SUSE LINUX Openexchange Server is a groupware and communication solution that offers tools modern enterprises and organizations need for communication: email server, web server, groupware, collaboration, and messaging. It contains superior technical features, hardware independence, smooth migration, and a wide range of supported clients and various web browsers.

•	SUSE LINUX Desktop is a desktop operating system which includes office applications and email. It provides a flexible platform to accommodate the needs of the typical user — ranging from standard environments up to Thin Client functionality for use with legacy servers.

•	Ximian® Red CarpetTM provides software management for systems running Linux, allowing users to install, update and manage software on Linux workstations and servers. It also simplifies the ability to update and manage Linux desktops with package inventory, update history and remote operation as well as offering a broad choice of client interfaces.

•	Ximian Desktop is a complete enterprise Linux desktop. It provides full desktop productivity for Linux users, featuring an integrated suite of applications that delivers support for Windows file formats, networks and standards.

      The following directory services products make up our identity management solutions set known as Nsure:

•	eDirectory is a full-service, platform-independent directory, which significantly simplifies the complexities of managing users and resources in a mixed Win2000, NT, NetWare, UNIX and Linux environment. It is a secure, scalable, cross-platform directory service that allows organizations to centrally store and manage information across all networks and operating systems, and leverage existing IT investments.

•	DirXML is a powerful data-sharing and synchronization solution, often referred to as a meta-directory solution, which automatically distributes new and updated information across every designated application and directory on a network ensuring that trusted e-business customers, partners, and suppliers are accessing consistent information, regardless of the applications and directories to which they have access.

•	iChain is an identity-based security solution that controls access, across technical and organizational boundaries, to applications, the Web, and network resources. iChain separates security from individual applications and Web servers, enabling single-point, policy-based management of authentication and access privileges throughout the Net.

•	Single Sign-On — SecureLogin is a directory-integrated authentication solution that delivers reliable, single sign-on access across multi-platform networks, simplifying password management by eliminating the need for users to remember more than one password.

      The following directory services products make up our identity management and web services solutions set known as exteNd:

•	exteNd DirectorTM, which provides interaction and portal services applications for the Web.

•	exteNd ComposerTM, which provides business process management XML integration services.

4	Novell annual report 2003

•	exteNd WorkbenchTM, which simplifies and accelerates the development of customer applications and increases developer productivity with automatic code completion, fast editing tools, conversion tools for updating projects to new standards, and support for source control.

•	exteNd Application Server, which provides a complete foundation for building and deploying cross-platform, high-performance, Web-based applications using J2EE.

      The following product-related service, support and training offerings are a key component of our NgageSM solutions set:

•	Novell training services include networking certification such as Certified Novell EngineerSM (CNE®) and Certified Directory Engineer® (CDESM). Training also offers education to end users through nearly 700 independent Novell Authorized Education CentersSM (NAECSM) and 600 Novell Education Academic PartnersSM (NEAPSM) worldwide.

•	Novell Technical ServicesTM offers a wide variety of flexible support offerings, bringing critical network issues to a quick and efficient resolution. Premium Services includes around-the-clock direct access to Novell’s most experienced engineers. The Dedicated Support Engineer, Primary Support Engineer, and Account Management programs allow customers to build an ongoing support relationship with Novell. Technical Services accounted for 12% of total revenue in fiscal 2003.

Acquisitions

      On January 12, 2004, we acquired SUSE LINUX AG (“SUSE”), a privately-held company and leading distributor of commercial Linux for enterprise servers. The acquisition of SUSE expands our ability to support and distribute a complete package of Linux solutions and provides us the ability to offer the most complete vertically-integrated set of open source infrastructure applications (“stack”) available.

      On August 4, 2003, we acquired Ximian, Inc. (“Ximian”), a privately-held company and leading provider of desktop and server solutions that enable enterprise Linux adoption. The acquisitions of both Ximian and SUSE expand our ability to support Linux solutions, providing us with Linux desktop, groupware and management technologies. These acquisitions also bring leaders in the open source community and a strong core of Linux developers to Novell.

      On July 19, 2002, we acquired SilverStream Software, Inc. (“SilverStream”), a technology company whose products complemented our existing identity management products and helped us to grow our web services product offerings.

Strategy

      Our strategy is to provide solutions that help our customers address their information needs. A significant aspect of our overall corporate strategy is to embrace the open source movement, specifically, the Linux operating system. This strategy benefits our customers by giving them expanded system and platform alternatives and by providing them with our trusted, proven expertise in both enterprise software and services so they can deploy Linux strategically. Our strategies regarding Linux and open source and each of our four solution categories are as follows:

          Linux and open source

Open source is a term used to describe software source code made available under a license that generally allows use, modification, and distribution of the code without obligations of payment or confidentiality, provided that the terms of the license are complied with. These licenses are typically presented in the source code itself or in an accompanying file, and no signatures are required.

Novell annual report 2003	5

Our strategy in this area is to provide safe, secure, and reliable services on Linux from the server to the desktop. Our intent is to use our significant engineering and support resources to help customers adopt Linux with more confidence, giving them the freedom of choice Linux provides without the anxiety over whether an open source solution can truly be relied upon for mission critical functions. Now that we have completed our acquisition of SUSE, we believe we are the only vendor who provides a full range of industry-leading Linux services, including servers, a comprehensive desktop with an office productivity suite, system management tools, a standard-based development environment, and security and collaborations solutions. Our Linux offerings are designed to run on the leading commercial Linux distributions, Red Hat and SUSE Linux.

We will continue to offer services on the NetWare kernel to our customers and offer an alternative to those customers who want to take a Linux path.

          Identity management and web services

Our strategy in this area is to go beyond traditional security measures that protect the borders of an enterprise to offer Nsure products that manage and protect all information assets. Our goal is to enable IT operations personnel to centralize and simplify security operations. This gives the technical staff access to a single security system that could change any resource ad hoc or automatically in response to rules-based policies. In addition, our strategy is to provide greater flexibility and lower the costs associated with the construction and integration of application functionality across disparate systems by enabling the reuse of existing databases and software applications without the need to rewrite them, through our exteNd products. A key strategic point is our support of both of today’s most popular application development environments, helping customers leverage available in-house skills and making it easier to transfer existing applications from one platform to another.

          Cross-platform services

Our strategy in this area is to offer Nterprise operational services — like file, print, messaging, calendaring, virtual office, etc. — that run cross-platform and add value in any information systems environment. We are taking the next step in our open, cross-platform computing strategy by extending and strengthening our ability to sell and support Linux in addition to NetWare. Over the past year, we have increasingly demonstrated our commitment to the open source development model, embraced open source technologies in our product offerings, and invested significant energy and resources in key open source initiatives.

          Worldwide services

Our strategy in this area is to offer directly, or through our business partners, Ngage services focused on reducing impediments to technology deployment in the enterprise. We utilize our consulting capabilities that help customers determine the viability, necessity and value associated with the introduction of new technologies. Our strategy is to offer services that include comprehensive IT inventories, operational recommendations, optimized designs, migration planning, and rapid technology implementation. Our strategy will then be to provide full systems documentation, knowledge transfer, technical training, and full technical support. Another strategic focus is to ensure that our customers receive high-quality consulting assistance by offering training in these capabilities to our business partners.

          Celerant management consulting

Our strategy in this area is to remain focused on delivering measurable and sustainable value to clients with a unique value-based pricing proposition. We will continue to build on our extensive experience and strong relationships in the energy, manufacturing telecommunications and process industries. We will

6	Novell annual report 2003

also strive to build on our recent successes in the pharmaceuticals, retail, and utilities industries, among others. Some of our recent growth stems from a select set of alliances. We expect to continue to pursue this and other business development channels. While the scope of our work and our people are truly global, we will continue to base our core operations in North America and Europe in the near term.

Training and Support Programs

      Technical Support: We provide phone-based, web-based, and onsite technical support for our products, including Linux, through five Premium Support programs. Premium Support provides customers with services that may include stated response times, around-the-clock support, service account management, and dedicated resources. We have committed more technical support resources to the Linux open source platform than any other major Linux distribution vendor. We also offer a full array of remote monitoring services and managed services. These services help customers increase system uptime by using Novell experts to monitor and maintain Novell technologies.

      Technical Support Alliance: In May 1991, Novell and 40 other software and technology companies announced the formation of the Technical Support Alliance (“TSA”). The TSA was organized to provide one-stop multi-vendor support. Member companies provide cooperative efforts to support their customers. Current membership consists of over 130 companies worldwide, including Apple, Compaq, Hewlett-Packard, Intel, IBM, Microsoft, and Oracle.

      Training Services: Through our Training Services, we offer both instructor-led and remote solutions directly to customers and through our global channel of authorized Novell training partners. These courses provide customers with a thorough understanding of the implementation, configuration, and administration of various Novell products. Additionally, they offer a consultative Technical Skills Assessment and evaluation of our customers’ proficiency and knowledge gaps. Training Services also provides Advanced Technical TrainingTM at an engineering level to customers on a global basis.

      Certified Novell EngineerSM (“CNE”) Program: Through the CNE® program, we are strengthening the networking industry’s self-support capability. CNE certificate holders are individuals who have received in-depth training and information and passed a comprehensive test validating their ability to proficiently administer both Novell and other networks.

      Certified Linux Engineer (“CLE”) Program: Announced in 2003, the CLE program represents the cornerstone of Novell’s commitment to providing training and certification options for client and partners requiring credentials and validation of competency on both Linux and Novell Services for Linux technologies.

Strategic Relationships

      We partner with industry leaders in the software, hardware, consulting, and system integration industries to bring to market our solution sets. We believe that a well-managed and supported alliance portfolio is critical to our success in today’s competitive solutions market. Alliance engagements help increase our revenue and enhance our exposure to customers around the world. A partial list of our strategic alliances includes: BearingPoint (formerly KPMG Consulting), Dell Corporation, Deloitte & Touche, EMC, Hewlett-Packard, IBM, Intel, PricewaterhouseCoopers, SAP and Siebel Systems. The combination of our powerful technology and solutions delivery capability with the carefully integrated skills and competencies of our partners, allows us to go to market with enhanced capability.

      Application Partners and Resellers. We work closely with application developers to provide integrated software products and support for end users. This program is designed to help assure broad availability of well-integrated, multi-vendor software applications.

      Enterprise Consulting Partners. Leading systems integrators and consulting organizations work with us to deliver distributed client/server solutions for customers with large enterprise-wide networks.

Novell annual report 2003	7

      Worldwide Service and Support. We are committed to providing service and support on a worldwide basis to our resellers and to our end-user customers. We have established agreements with third-party service vendors to expand and complement the service provided directly by our service personnel and our resellers.

      Multiple Channel Distribution Network. We market and deliver our products through a broad range of distributors, dealers, value-added resellers (“VARs”), systems integrators, and OEMs, as well as to major end users.

Product Development

      Due to the rapid pace of technological change in our industry, we believe that our future success will depend, in part, on our ability to enhance and develop our business solutions in a manner that satisfactorily meets dynamic market needs. Product development expenses for the fiscal years 2003, 2002, and 2001 are discussed in Part II, Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference into this Part I, Item 1.

      Our strategy has resulted in greater direct interaction between the product development groups and customers. Our acquisition of Cambridge Technology Partners, Inc. (“Cambridge”) in 2001, provided our consulting operations with increased ability to better integrate our products and consulting within the customer’s business and to provide the solutions our customers require. It has also led to increased interaction between business groups within our organization, resulting in better solutions for customers. Software developers work with consulting and support to solve specific customer problems and in the process generate integrated solutions that can be used more broadly.

      Product development activities are placed strategically throughout the world to develop, translate, test, and meet the needs of our customers worldwide. Our commitment to deliver world-class products that simplify, secure, and accelerate business solutions means continued investment in product development. As a result of our focus on the Linux operating system, our product development activities have been expanded.

Sales and Marketing

      We sell business solutions that deliver identity management (Nsure), web services (exteNd) and cross-platform networking services (Nterprise), all supported by worldwide strategic consulting and professional services (Ngage). This is accomplished via our go to market model (entitled Clear Channel) with value add partners such as demand agents, vertical markets resellers, systems integrator distributors, and OEMs who meet our criteria, as well as selling directly to named enterprise customers. In addition, we conduct sales and marketing activities and provide technical support, training, and field service to our customers from our offices in Waltham, Massachusetts, and Provo, Utah, and from our 35 U.S. and 76 international sales offices.

      Distributors. We have established a network of independent distributors who sell our products to resellers, dealers, VARs, and computer retail outlets. As of December 31, 2003, there were two U.S. distributors and approximately 40 international distributors.

      VARs and Systems Integrators. We also sell directly to VARs and systems integrators who provide solutions across multiple vertical market segments and whose volume of purchases warrants buying directly from us.

      OEMs. We license subsets of products to domestic and international OEMs for integration with their products and/or solutions.

      End-User Customers. We have worldwide field resources to work directly with enterprise end users and have engaged in license agreements with over 5,000 customers to date. Additionally, product upgrades and software maintenance are sold directly to end-users. Customers can also purchase products and services under license agreements through partners or resellers in or near their geographic locations.

8	Novell annual report 2003

      International Revenue. In fiscal 2003, 2002, and 2001, approximately 54%, 49%, and 44%, respectively, of our revenue was from customers outside the U.S. Approximately 23% of all international revenue was invoiced by us in U.S. dollars. Local currency invoicing includes a significant portion of invoices generated in our Irish shared service center, as well as other international local office billings. No one foreign country accounted for more than 10% of revenue in any period based on revenue classified by location of the end-user customers. For information regarding risk related to foreign operations, see Part II, Item 7, “Factors Affecting Future Results of Operations,” which information is incorporated by reference into this Part I, Item 1.

      Marketing Strategy. The goals of our marketing strategy are to contribute to our strategic decision-making through in-depth understanding of market trends, customer needs, preferences, and buying patterns; to build our market image; and to increase our revenue and market share in chosen target markets. We feel that today’s focus on streamlining operations and cost reduction has resulted in an increase in Chief Information Officer (“CIO”) importance and control. Our primary marketing audience is the CIO, other “C” level officers, and other customer management, with additional audiences being the IT applications development staff and the IT operations staff.

      Marketing Initiatives. Our marketing activities are varied and tightly focused. To more closely align our offerings with customer needs, we have created a customer council and have more closely integrated the operations of marketing and product management. We have enhanced our Internet site to improve communication of our value strategy. The events that we sponsor are tightly focused and leverage our resources. We have improved our support materials that we provide to our channel partners and distributors. In April 2003, the eighteenth annual BrainShare® Conference was held to inform and educate developers about our product strategy, our open architecture programming interfaces, and our third-party product certification programs. In addition, we have other ongoing activities such as distribution of sales literature, press releases, periodic product announcements, support of Novell user groups, publication of technical and other articles in the trade press, and participation in industry seminars, conferences, and trade shows. These activities are all designed to educate the market about our products and services.

Major Customers

      None of our customers accounted for more than 10% of our revenue in fiscal years 2003, 2002, or 2001.

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

Geographic segments

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

Novell annual report 2003	9

offerings; the pricing of our products and services; and the timing and market acceptance of new solutions developed by us and our competitors. In addition to these factors, other key competitive factors include brand and product awareness; the performance, reliability, and security of our products; the ability to preserve our legacy customer base; the completeness of our suite of product and solutions offerings; our ability to establish and maintain key strategic relationships with distributors, resellers, and other partners; and the pricing strategies of our competitors. Our key competitors in our geographic segments include Microsoft Corp. (“Microsoft”), International Business Machines Corporation (“IBM”), Sun Microsystems, Inc. (“Sun”), Altiris, Inc., Netegrity, Inc., and Computer Associates. Our competitors in the Linux market include BEA Systems, Inc., Red Hat, Inc. (“Red Hat”), and Turbolinux, Inc. One pervasive factor facing all companies doing business in our industry is the presence — and dominance — of Microsoft. In a decision upheld by a federal appellate court, Microsoft was found to have violated Section 2 of the Sherman Act by unlawfully acting to maintain its monopoly over desktop operating systems. We remain concerned, however, that Microsoft may continue to engage in business practices that unfairly inhibit the growth of its competitors, including Novell, and that the settlement of the litigation between the Department of Justice and Microsoft will not significantly affect Microsoft’s practices. This concern seems increasingly to be shared by the Department of Justice and the litigating states. For example, in the past, Microsoft has employed tactics that limit or block effective and efficient interoperability between Novell and Microsoft products. At the most recent status conference in U.S. v. Microsoft held on January 23, 2004, the Department of Justice expressed concern that the license Microsoft is offering for its communications protocols, as required by the court to facilitate interoperability, might not be having the desired effect of fostering competition. We will ensure, to the best of our ability that our products will interoperate with those of Microsoft as they enhance operating systems and applications.

Celerant management consulting segment

      The key competitive factors faced by the Celerant segment are attracting and retaining the highest quality consultants; the depth of our skills and expertise; the breadth of consulting capabilities; and having expertise in key functional areas. The market for management consulting services is highly competitive due to the existence of various large consulting firms. Many of these companies have greater financial, technical and marketing resources and greater name recognition in the management consulting area, which could inhibit our ability to grow our consulting business. Additionally, the worldwide marketplace for management consulting services is highly fragmented. In different regions of the world, there may be multiple competitors, many with niche consultancies. Examples of possible competitors include: A.T. Kearney, McKinsey & Co., Thomas Group Inc., IBM Services, Cap Gemini, and The Management Consulting Group PLC.

Copyright, Licenses, Patents, and Trademarks

      We rely on copyright, patent, trade secret, and trademark law, as well as provisions in our license, distribution, and other agreements, to protect our intellectual property rights. Our portfolio of patents, copyrights, and trademarks as a whole are material to our business; no one piece of intellectual property is critical to our business, so no individual piece is discussed on its own. We have been issued what we consider to be valuable patents and have numerous other patents pending. No assurance can be given that the pending patents will be issued or, if issued, will provide protection for our competitive position. We also have a concern that computer industry companies that have huge financial resources and patent portfolios, such as Lucent, AT&T, Microsoft, Sun, and IBM, will assert patent infringement claims against smaller companies such as ours. We also have a concern that we will face more frequent patent infringement claims from patent licensing agencies because it has become more common for such agencies to be able to find attorneys who are willing to represent them or their clients on a contingency basis. While we have no reason to think we would not have strong defenses to such claims, the cost and time of defending any such claims could be significant. Although we intend to protect our patent rights vigorously, there can be no assurance that these measures will be successful or that the claims in any patents held by us will be sufficiently broad to protect our technology. In

10	Novell annual report 2003

addition, no assurance can be given that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted hereunder will provide us with competitive advantages. The loss of patent protection on our technology or the circumvention of our patent protection by competitors could have a material adverse effect on our ability to compete successfully.

      The software industry is characterized by frequent litigation regarding copyright, patent, and other intellectual property rights. We have from time to time had infringement claims asserted by third parties against us and our products. While there are no known, pending or threatened claims against us that are expected to have an unsatisfactory resolution that would have a material adverse effect on our results of operations and financial condition, there can be no assurance that such third party claims will not be asserted, or if asserted, will be resolved in a satisfactory manner. In addition, there can be no assurance that third-parties will not assert other claims against us with respect to any third-party technology. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

      In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that was the subject of the litigation. There can be no assurance that we would be successful in such development or that any such licenses would be available. In addition, the laws of certain countries in which our products are or may be developed, manufactured, or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

      Although we do incorporate software we license from third parties into our products and our solutions, no one license is critical to our business.

Seasonality

      All four segments of our business often experience a higher volume of revenue at the end of each quarter and during the fourth quarter of our fiscal year due to the spending cycles of our customers and the negotiation patterns in the software industry.

Employees

      As of December 31, 2003, we had 5,734 permanent and temporary employees. The functional distribution of our employees was: sales and marketing — 1,232; product development — 1,466; general and administrative — 747; and service, consulting, training, and operations — 2,289. Of these, 2,960 employees are in locations outside the U.S. All of our other personnel are based at our facilities in Utah, Massachusetts, California, and various U.S. field offices. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

Novell annual report 2003	11

Executive Officers

      Set forth below are the names, ages, and titles of the persons currently serving as our executive officers.

Name	Age	Position

Jack L. Messman	63	Chairman of the Board, President and Chief Executive Officer
Joseph S. Tibbetts, Jr.	51	Senior Vice President, Chief Financial Officer
Alan J. Friedman	56	Senior Vice President, People
Joseph A. LaSala, Jr.	49	Senior Vice President, General Counsel and Secretary
Christopher Stone	46	Vice Chairman, Office of the CEO
Ronald W. Hovsepian	42	President, Novell North America
Gerard Van Kemmel	64	President, Novell Europe, Middle East, Africa

Jack L. Messman

      Jack L. Messman became President and Chief Executive Officer of Novell in July 2001 in connection with the Cambridge acquisition and was appointed Chairman of the Board of Directors in November 2001. He has been a director of Novell since 1985. From August 1999 to July 2001, Mr. Messman was President and Chief Executive Officer of Cambridge. Mr. Messman was the Chief Executive Officer of Union Pacific Resources Group Inc., an oil and gas company, from 1991 to August 1999 and its Chairman from 1996 to August 1999. Mr. Messman is also a director of Safeguard Scientifics, Inc., RadioShack Corporation, and Timminco, Ltd.

Joseph S. Tibbetts, Jr.

      Joseph S. Tibbetts, Jr. joined Novell in February 2003 as Senior Vice President and Chief Financial Officer. Mr. Tibbetts served as a member of Novell’s Board of Directors from November 2002 until February 4, 2003, at which time he resigned in connection with joining our management team. Mr. Tibbetts served as a General Partner of Charles River Ventures, a venture capital firm, from March 2000 to June 2002. Prior to that, Mr. Tibbetts served as the Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer of Lightbridge, Inc., a firm focusing on customer relationship management solutions for the telecommunications industry, from May 1998 to February 2000. Prior to that, Mr. Tibbets served as Vice President, Finance and Administration, Chief Financial Officer and Treasurer of SeaChange International, Inc., a developer and manufacturer of digital server systems for the television industry, from June 1996 to March 1998. Prior to that, Mr. Tibbetts spent 20 years at Price Waterhouse LLP (now PricewaterhouseCoopers) where he was an audit partner for ten years and led the firm’s national software practice.

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

12	Novell annual report 2003

1996 to March 2000. Mr. LaSala is a member of the board of directors of Buckeye Pipe Line Company, the general partner of Buckeye Partners, L.P.

Christopher Stone

      Christopher Stone joined Novell in March 2002 as Vice Chairman, Office of the CEO. From January 2000 until March 2002, Mr. Stone served as President and Chief Executive Officer of Tilion, Inc., a software company that he founded, which provides event management solutions for logistics and supply chain managers. Prior to founding Tilion, Mr. Stone served as our Vice President for Strategy and Development from September 1997 to October 1999. Prior to joining our team, from September 1989 to September 1997, Mr. Stone served as the Chief Executive Officer of Object Management Group, a software development standardization group that he founded and that established the software standard CORBA.

Ronald W. Hovsepian

      Ronald W. Hovsepian joined Novell in June 2003 as President, Novell North America. From February 2002 to December 2002, Mr. Hovsepian was a Managing Director with Bear Stearns Asset Management, a technology venture capital fund. From March 2000 to February 2002, Mr. Hovsepian served as Managing Director for Internet Capital Group, a venture capital firm (“ICG”). Mr. Hovsepian had most recently served as ICG’s Managing Director, Operations, where he was in charge of overseeing ICG’s top 30 investments. Prior to that, Mr. Hovsepian served in a number of positions with IBM over a 17-year period, most recently serving as Vice President, Business Development. Prior to that, Mr. Hovsepian had also served as Worldwide General Manager of Industry Solutions, Retail Sector and as Vice President, Supply Chain Solutions. Mr. Hovsepian is a member of the board of directors of Ann Taylor Corporation.

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

      We own approximately 872,000 square feet and occupy approximately 834,000 square feet of office space on 46 acres in Provo, Utah, which is used for executive and administrative offices, and also functions as our primary product development center.

      We also own 218,873 square feet of office space in a business complex in Orem, Utah. We lease 112,244 square feet of the owned space in Orem, Utah to various tenants. We have the ability to build on our land in Provo and Orem, Utah.

      In addition, we own a 380,000 square-foot manufacturing and distribution facility on 23 acres in Lindon, Utah, 338,000 square feet of which is leased to a third party.

Novell annual report 2003	13

      We lease and occupy a 105,324 square-foot office building in Waltham, Massachusetts, which is the location of our corporate headquarters and principal executive offices and is also used for product development.

      In addition, we lease a 177,226 square-foot office building in Cambridge, Massachusetts, of which approximately 133,014 square-feet is subleased with approximately 22,512 square-feet unoccupied. We assumed the lease of a 100,000 square foot facility in Billerica, Massachusetts, in conjunction with the SilverStream acquisition. This facility is currently unoccupied.

      We lease sales and support offices in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Massachusetts, Michigan, Minnesota, Missouri, New York, Ohio, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, and Washington.

      Internationally, we own an 84,650 square-foot office building in the United Kingdom, a 42,000 square-foot building in the Netherlands, and an 18,000 square-foot building in Johannesburg, South Africa, all of which are used for sales and administrative offices.

      We lease and occupy a 21,057 square-foot facility in Dublin, Ireland, which is used as a shared services center and for product localization, a 29,000 square-foot facility in Richmond, UK, which is used as Celerant headquarters and administrative offices, and an 80,000 square-foot facility in Bangalore, India, which is used as a product development center.

      In conjunction with the SUSE acquisition, we assumed the leases of various facilities in Germany totaling 182,000 square feet.

      We have subsidiaries in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Colombia, Czech Republic, Denmark, Finland, France, Germany, India, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, Mexico, Netherlands, New Zealand, Norway, Philippines, Portugal, Puerto Rico, Singapore, Spain, Sweden, Switzerland, Thailand, Taiwan, United Kingdom, and Venezuela — each of which leases a small facility used as sales and support offices.

      The terms of the above leases vary from month-to-month to up to 21 years. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon favorable terms.

Item 3.	Legal Proceedings

      In February 1998, a suit was filed in the U.S. District Court, District of Utah, against us and certain of our officers and directors, alleging violation of federal securities laws by concealing the true nature of our financial condition and seeking unspecified damages. The lawsuit was brought as a purported class action on behalf of purchasers of our common stock from November 1, 1996 through April 22, 1997. After a first dismissal of the suit on November 3, 2000 and a subsequent amendment to the complaint filed on February 20, 2001, the U.S. District Court dismissed the amended complaint with prejudice for failure to state a claim. Much of the District Court’s Order of Dismissal was recently affirmed by the Tenth Circuit Court of Appeals while certain claims were remanded for the District Court’s further review. Novell believes it has meritorious defenses to these remaining claims. While there can be no assurance as to the ultimate disposition of the lawsuit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

      SilverStream and several of its former officers and directors, as well as the underwriters who handled SilverStream’s two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These

14	Novell annual report 2003

complaints all allege violations of the Securities Exchange Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of these issuers, including SilverStream’s. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court. While Novell believes that SilverStream and its former officers and directors have meritorious defenses to the claims, a Memorandum of Understanding has been reached between many of the defendants and the plaintiffs which contemplates a settlement of the claims. The finalization of any settlement, however, has not been completed. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

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

      In January 2004, the SCO Group, Inc. (“SCO”) filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. SCO alleges that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare have harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. SCO seeks to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and actual, special and punitive damages in an amount to be proven at trial. We believe that we have meritorious defenses to these claims and intend to vigorously defend ourselves in this suit. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Novell annual report 2003	15

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Novell’s common stock trades in the Nasdaq National Market under the symbol “NOVL.” The following chart sets forth the high and low sales prices of our common stock during each quarter of the last two fiscal years:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2003
High	$3.980	$3.290	$3.850	$6.350
Low	$2.630	$2.150	$2.720	$3.460
Fiscal 2002
High	$5.580	$5.170	$3.910	$2.860
Low	$3.710	$3.590	$2.170	$1.580

      No dividends have been declared on our common stock. We have no current plans to pay dividends on our common stock, and intend to retain our earnings for use in our business. There were 9,080 stockholders of record at January 15, 2004.

16	Novell annual report 2003

Item 6.	Selected Financial Data

	Fiscal Year Ended

	October 31,	October 31,	October 31,	October 31,	October 31,
	2003	2002	2001	2000	1999

	(Amounts in thousands, except per share data)
Statement of operations
Revenue	$1,105,496	$1,134,320	$1,050,796	$1,161,735	$1,272,820
Gross profit	666,778	684,902	712,162	834,337	974,979
Income (loss) from operations	(27,822)	(68,125)	(120,813)	(31,582)	223,052
Income (loss) before taxes	(55,010)	(92,225)	(276,766)	70,672	243,836
Income tax expense (benefit)	106,894	10,896	(14,944)	21,202	53,089
Net income (loss) before accounting change	(161,904)	(103,121)	(261,822)	49,470	190,747
Cumulative effect of accounting change, net of tax(a)	—	(143,702)	(11,048)	—	—
Net income (loss)	$(161,904)	$(246,823)	$(272,870)	$49,470	$190,747
Net income (loss) per share:
Basic	$(0.44)	$(0.68)	$(0.82)	$0.15	$0.57
Diluted	$(0.44)	$(0.68)	$(0.82)	$0.15	$0.55
Balance sheet
Cash and short-term investments	$751,852	$635,858	$705,243	$698,193	$895,404
Working capital	404,095	328,031	416,463	552,281	895,984
Total assets	1,567,653	1,665,065	1,904,006	1,712,346	1,942,319
Long-term obligations	—	—	—	—	—
Stockholders’ equity	$934,470	$1,065,542	$1,270,667	$1,245,085	$1,492,241

(a)	In fiscal 2001 we changed our method of accounting for revenue related to product sales to distribution channel partners from recognizing the revenue upon shipment to the distribution partner to recognizing such revenue upon the sale by the distribution partner to the end user.

In fiscal 2002 we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” resulting in a transitional goodwill impairment loss.

See the Management’s Discussion and Analysis of Financial Condition and Results of Operations section for a discussion of data comparisons.

Novell annual report 2003	17

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Novell, Inc. has been a thought leader in the field of computer networking since our development and release of NetWare® in 1983. Building on this foundation, we recently acquired two companies that are key players in the Linux market. As a result of our 20 years of experience as a leader in the field of computer networking, and the expertise in the companies that we recently acquired, we believe we employ some of the best engineers in the world. These engineers, in collaboration with our consulting professionals, create world-class information technology (“IT”) solutions. We are proud of our people, their skills, and the dedication they give the company. Leveraging this expertise, we expect to continue the evolution of our cross-platform strategy and become a leader in providing cross-platform solutions, web services, and identity management. During fiscal 2003, we announced our strategy to support Linux as well as NetWare, giving our customers a choice by providing Novell® products and services that run on both NetWare and Linux platforms. Our solutions leverage our network expertise and the Web to help to create a world without information boundaries.

      On January 12, 2004, we acquired SUSE, a privately-held company and leading distributor of commercial Linux for enterprise servers. The acquisition of SUSE expands our ability to support and distribute a complete package of Linux solutions and provides us the ability to offer the most complete open source application stack available.

      On August 4, 2003, we acquired Ximian, a privately-held company and leading provider of desktop and server solutions that enable enterprise Linux adoption. The acquisition of Ximian expands our ability to support Linux solutions, providing us with Linux desktop, groupware and management technologies. The acquisition also brings leaders in the open source community and a strong core of Linux developers to Novell.

      With the acquisitions of SUSE and Ximian, we believe we will be the only vendor who can provide complete, industry-leading network services on Linux from the server to the desktop, giving organizations a safe, secure, reliable, mature, and proven approach with worldwide enterprise-level support for investing in Linux.

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

      Revenue Recognition. Revenue from software license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. Allowances for estimated sales returns and allowances are recorded in the same period as the related revenue. We recognize revenue on the sale of shrink-wrapped box product through our distributor channel on a sell-through basis.

      Revenue from maintenance contracts, support and other similar services, is recognized as services are performed. Certain sales require continuing service, support and performance by us, and accordingly, a portion of the revenue is deferred until the future service, support, and performance are provided. Revenue recognized on multiple-element arrangements is allocated to each element of the arrangement based on the relative fair values of the elements, which may include software products, unspecified product upgrade protection, software support services, consulting, and training. Fair value is determined by vendor-specific objective evidence of the

18	Novell annual report 2003

price charged to other customers when each element is sold separately. We have established sufficient vendor-specific objective evidence of the fair value of all elements of a multiple element arrangement.

      Consulting project contracts are either time-and-materials or fixed-price contracts. Revenue from consulting projects is recognized only if a signed contract exists, the fee is fixed or determinable, and collection of the resulting receivable is probable. Revenue from fixed-price contracts is recognized using the proportional performance method, using the estimated time-to-completion to measure the percent complete. The cumulative impact of any revision in estimates of the percent complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known.

      We record provisions against revenue for estimated sales returns and allowances on product and service-related sales in the same period as the related revenue is recorded. We also record a provision to operating expenses for bad debts resulting from customers’ inability to pay for the products or services they have received, due to such factors as bankruptcy. These estimates are based on historical sales returns and bad debt expense, analyses of credit memo data, and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns or bad debts, revenue or net income could be overstated or understated.

      Long-lived Assets. Our long-lived assets include fixed assets, long-term investments, goodwill, and other intangible assets. At October 31, 2003, our long-lived assets included $256 million of net fixed assets, $51 million of long-term investments, $213 million of goodwill, and $11 million of identifiable intangible assets.

Property, Plant, and Equipment. We periodically review our property, plant, and equipment for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In determining whether an asset is impaired, we must make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, we may be required to record impairment charges for these assets. For example, in the fourth quarter of fiscal 2002, we determined that our facilities in San Jose, California and a small building in Provo, Utah had become impaired due to changes in the intended use of the facilities, as well as changes in the local commercial real estate market. Accordingly, an independent real estate consulting firm was retained to appraise the facilities. This resulted in a pre-tax, non-cash impairment charge of $80 million. In the third quarter of fiscal 2003, we sold our San Jose facility to a San Jose-based company looking to remain in the area and seeking to satisfy specific space requirements. As a result, we were able to sell the facility for more than anticipated, and we recorded a $25 million operating gain on the sale.

Long-term Investments. The fair value of the long-term investments is dependent on the actual financial performance of the companies or venture funds in which we have invested, the investee’s market value, and the volatility inherent in the external markets for these investments. In assessing potential impairment for these private equity investments, we consider these factors as well as the forecasted financial performance of our investees, liquidation preference value of the stock we hold, and estimated potential for investment recovery based on all these factors. If any of these factors indicate that the investment has become other-than-temporarily impaired, we may have to record additional impairment charges not previously recognized. During fiscal 2003 we recognized $35 million of impairment losses related to our long-term investments. If general market conditions do not improve, or if any of the companies or venture funds included in long-term investments do not meet performance goals, our investments could become other-than-temporarily impaired as their values decline, causing us to record further investment impairment charges.

Goodwill and Intangible Assets. In assessing the recoverability of our goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points

Novell annual report 2003	19

throughout the analysis. If these estimates or their related assumptions change in the future, or if actual cash flows are below our estimates, we may be required to record impairment charges for these assets not previously recorded.

On November 1, 2001, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” and therefore, we were required to perform an impairment test on our goodwill and other intangibles with indefinite lives during the first six months of fiscal 2002 and then on a periodic basis thereafter. Our initial goodwill impairment analysis was completed during the second quarter of fiscal 2002 and was based on November 1, 2001 balances. This analysis resulted in an impairment charge of $144 million related to goodwill. Subsequently, during the fourth quarters of fiscal 2002 and fiscal 2003, we completed our annual impairment review based on August 1, 2002 and 2003 balances and determined that there was no impairment as of those dates. However, changes in the assumptions used in the analysis could have changed the resulting outcome. For example, to estimate the fair value of our reporting units, we made estimates and judgments about future cash flows based on our fiscal 2004 forecast and current long-range plans used to manage the business. These long-range estimates could change in the future depending on internal changes in our company as well as external factors. Future changes in estimates could possibly result in a non-cash goodwill impairment charge that could have a material adverse impact on our results of operations.

During the third quarter of fiscal 2003, we determined that impairment indicators existed related to the developed technology and trade names we acquired from SilverStream, mainly as a result of failure to achieve revenue growth targets for the exteNd™ products. Based on an independent valuation of these assets, we recorded a $23.6 million impairment charge to write down these assets to their estimated fair value. This charge is included in cost of revenue.

As a result of the impairment recorded on these intangible assets, we also analyzed our other long-lived assets for indicators of impairment, as required by SFAS No. 142, in the third quarter. This analysis included goodwill and fixed assets acquired from SilverStream. Applying the provisions of SFAS No. 142 and SFAS No. 144 for goodwill and property, plant and equipment, respectively, we noted no additional indicators of impairment., as previously noted.

Developed technology is amortized over three years as a cost of revenue. Amortization for fiscal 2003 and fiscal 2002 was $9.3 million and $4.1 million, respectively. Trade names have an indefinite life and therefore are not amortized but are reviewed for impairment at least annually.

      Deferred Tax Assets. We perform quarterly and annual assessments of the realization of our deferred tax assets considering all available evidence, both positive and negative. Assessments of the realization of deferred tax assets require that management make significant judgments about many factors, including the amount and likelihood of future taxable income. As a result of these assessments, we previously established valuation allowances on select deferred tax assets that were considered to be at risk due to their unique characteristics and limitations, such as capital loss carryovers and acquired tax attributes. Through the third quarter of fiscal 2003, we concluded that it was more likely than not that the remaining recognized deferred tax assets would be realized. The valuation allowance established in the fourth quarter of fiscal 2003 was recorded as a result of our analysis of the facts and circumstances at that time, which led us to conclude that we could no longer forecast future U.S. taxable income under the more likely than not standard required by SFAS No. 109 “Accounting for Income Taxes”. The Company’s cumulative pre-tax book loss for three consecutive years ended October 31, 2003 imposed a high standard for compelling, positive evidence of the likelihood of, and ability to forecast, future taxable income in the near term. As a result, in the fourth fiscal quarter 2003, we provided a full valuation allowance against net deferred tax assets carried on our balance sheet. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions.

20	Novell annual report 2003

Results of Operations

Acquisitions

Ximian, Inc.

      Pursuant to the terms of an Agreement and Plan of Merger by and among Novell, Foxboro Acquisition Corp., a wholly owned subsidiary of Novell (“Foxboro”), and Ximian on August 4, 2003, we acquired Ximian by merging Foxboro into Ximian with Ximian being the surviving corporation.

      The value of the acquisition was preliminarily allocated as follows:

	Estimated
	Acquisition Cost	Asset Life (in years)

	(In thousands)
Adjusted net tangible assets acquired	$161	N/A
Intangible assets:
Purchased in-process research and development	920	Expensed in fiscal 2003
Developed technology	3,532	3 years
Customer relationships	307	3 years
Trademarks/trade names	755	Indefinite
Goodwill	35,002	Indefinite

	$40,677

      Goodwill, shown in the table above, includes a $2.9 million charge to record deferred income tax liability for the future amortization of developed technology and customer relationships. As a result, developed technology and customer relationships are shown above net of this income tax effect.

      The allocation will be adjusted as integration plans are finalized, as allowed by Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” There are no other outstanding contingencies that could materially affect the allocation.

      Results of operations of Ximian are included in our results of operations beginning August 4, 2003. Goodwill from the acquisition resulted from our belief that the technology Ximian had developed is valuable to our product offerings. We also believed it was more beneficial to acquire such technology rather than to develop it in-house. The goodwill from the Ximian acquisition has been allocated to our geographic segments and will be included with the cross-platform services solutions group of products.

      Net tangible assets of Ximian consisted mainly of cash and cash equivalents, accounts receivable, fixed assets, accounts payable, and other liabilities.

      The $0.9 million of in-process research and development pertains to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, and was not ready for initial customer testing. Shortly before the acquisition, Ximian released its latest version of each of its products, thus there was minimal in-process research and development at the acquisition date. In-process research and development was valued based on discounting forecasted cash flows that will be generated directly from the related products. Completion of development of the future upgrades of these products is dependent upon our delivery of our Linux applications products and our successful integration of Ximian. The in-process research and development does not have any alternative future use and did not otherwise qualify for capitalization. As a result, the entire amount was expensed.

      Developed technology relates to Ximian’s products that are commercially available and can be combined with Novell products and services. To determine the value of developed technology, the expected future cash

Novell annual report 2003	21

flow attributable to the products was discounted taking into account risk associated with these assets relative to the in-process research and development. The analysis resulted in a valuation of approximately $5.8 million ($3.5 million, net of income tax effect) for developed technology, which had reached technological feasibility.

      The valuation of customer relationships in the amount of $307,000, net of tax, was determined by comparing estimated future cash flows with the relationship in place, versus such cash flows without the relationship in place.

      The value of trademarks and trade names was determined based on assigning a royalty rate to the revenue streams that were expected from the products using the Ximian® trade names. The royalty rate was determined based on trade name recognition, marketing support, and contribution of the trade name’s value relative to the revenue drivers. The pre-tax royalty rate of one percent was applied to the product revenue and discounted to a present value, resulting in a valuation of approximately $1.23 million ($0.75 million, net of taxes).

SilverStream Software, Inc.

      On July 17, 2002, we purchased almost all of the outstanding shares of SilverStream common stock at a price of $211 million. Direct transaction costs were estimated to be $4 million and the fair value, measured using the Black-Scholes model, of SilverStream stock options assumed, both vested and unvested, totaled $29 million.

      The value of the acquisition was allocated as follows:

	Acquisition Cost	Asset Life (in years)

	(in millions)
Adjusted net tangible assets acquired	$86	N/A
Deferred compensation	5	2 years
Intangible assets
Purchased in-process research and development	3	Expensed in fiscal 2002
Developed technology	20	3 years
Trademarks/trade names	2	Indefinite
Goodwill	128	Indefinite

	$244

      Results of operations for SilverStream are included in our results of operations beginning July 17, 2002. During the third quarter of fiscal 2003, we determined that impairment indicators existed related to the developed technology and trade names we acquired from SilverStream, mainly as a result of failure to achieve revenue growth targets for the exteNd products. Based on an independent valuation of these assets, we recorded a $23.6 million charge to write down these assets to their determined fair value.

      Because the intangibles were determined to be impaired, we also analyzed our other long-lived assets for indicators of impairment. This included goodwill and fixed assets acquired from SilverStream. Goodwill is reflective of the segment to which it is allocated, not necessarily the company or technology from which it originated thus the analysis of goodwill is performed on geographic segment performance. No indicators of impairments were noted. Fixed assets consisted mainly of computers and software, none of which had become impaired.

Cambridge Technology Partners

      On July 10, 2001, the stockholders of Cambridge approved the acquisition of Cambridge by Novell. We issued 0.668 shares of our common stock for each share of Cambridge common stock outstanding on July 10, 2001. The transaction was accounted for as a purchase and the fair value of the consideration was

22	Novell annual report 2003

approximately $261 million, of which $251 million related to the number of shares exchanged at a per share value of $5.907 (the average closing price of a share of Novell common stock for the seven trading day period beginning three days before the announcement date of the acquisition), and $10 million related to direct transaction costs. The value of the acquisition was allocated as follows:

Acquisition Cost

(in millions)
Adjusted net assets acquired	$81
Goodwill	180

$261

      Results of operations for Cambridge are included in our results of operations beginning July 10, 2001. Our adoption of SFAS No. 142 required us to perform an initial impairment analysis within the first six months following November 1, 2001, the date of adoption. We completed our goodwill impairment analysis during the second quarter of fiscal 2002 and recognized a transitional goodwill impairment loss of $144 million as of November 1, 2001, which was recorded as the cumulative effect of a change in accounting principle in our consolidated Statements of Operations.

Revenue

Operating Segments

      We sell our products, services, and solutions primarily to large-scale corporations, government entities, educational institutions, resellers, and distributors both domestically and internationally.

      Beginning November 1, 2002, we reorganized our operations and began reporting our financial results in four segments; three are based on geographic areas and the fourth is Celerant management consulting. The geographic segments are Americas, EMEA, and Asia Pacific. Performance is evaluated by our Chief Executive Officer and our chief decision makers, and is based on reviewing revenue and segment operating income (loss) information for each of the geographic segments and for the Celerant management consulting segment. Financial data for these four reporting segments is not separately available for 2001, with the exception of net revenue as shown below.

      The geographic segments are:

•	Americas — includes the United States, Canada, and Latin America

•	EMEA — includes Eastern and Western Europe, Middle East, and Africa

•	Asia Pacific — includes China, Japan, Southeast Asia, Australia, New Zealand, and India

      We sell our products, services, and solutions primarily to large-scale corporations, government entities, educational institutions, resellers, and distributors both domestically and internationally.

      The following summarizes revenue by segment:

	2003	Change	2002	Change	2001

	(In millions)
Americas	$532	(12)%	$604	(5)%	$636
EMEA	348	8%	323	10%	294
Asia Pacific	86	5%	82	(1)%	83
Celerant	139	11%	125	229%	38	(a)

Net revenue	$1,105	(3)%	$1,134	8%	$1,051

(a)	represents Celerant revenue recorded after July 11, 2001

Novell annual report 2003	23

      Revenue in the Americas segment decreased by 12% in 2003 compared to 2002 and decreased by 5% in 2002 compared to 2001. The decreases in both years are mainly a result of declining NetWare license maintenance sales, and lower IT consulting revenues. Due to the difficult economy in the past two years, corporate IT spending in general has been down. However, NetWare has also lost market share over that time period as well.

      Revenue in the EMEA segment increased by 8% in 2003 compared to 2002 and increased by 10% in 2002 compared to 2001. The increases in both years are mainly a result of favorable exchange rates coupled with slight increases in product and IT consulting sales.

      Revenue in the Asia Pacific segment increased by 5% in 2003 compared to 2002 and decreased by 1% in 2002 compared to 2001. The increase in 2003 is mainly a result of favorable exchange rates coupled with flat product and services sales. The decrease in 2002 is mainly a result of decreases in product sales.

      Revenue in the Celerant management consulting segment increased by 11% in 2003 compared to 2002 due to favorable exchange rates and increased demand for their services in difficult economic circumstances. We only recognized approximately four months of Celerant revenue in 2001.

Geographic information

      Sales in the U.S. were $512 million in fiscal 2003 and $582 million in fiscal 2002, and sales to customers outside the U.S. were $593 million in fiscal 2003 and $552 million in fiscal 2002. In fiscal 2003 and fiscal 2002, sales in EMEA accounted for 75% and 73%, respectively, of our total sales outside the U.S. No single country outside the U.S. accounted for more than 10% of our total revenue.

Solutions Categories

      In addition to reviewing geographic and Celerant management consulting segment results, our chief decision makers review net revenue by solution category. These solution categories are:

•	Identity management and web services — solutions that help customers with their identity management and security issues. Products include Secure-Login/ Single Sign-On, DirXML®, iChain®, exteNdTM, and BorderManager®. Products in this category are branded as NsureTM and exteNd.

•	Cross-platform services — solutions that offer an effective and open approach to networking and collaboration services, including file, print, messaging, scheduling, workspace, etc. while using a cross-platform approach. Products include NetWare, GroupWise®, ZENworks®, and Novell iFolder®. Products in this category are branded as NterpriseTM.

•	Worldwide services — comprehensive worldwide IT consulting, education, and support services that apply business solutions to our customers’ business situations, providing the business knowledge and technical expertise to help our customers implement our identity management, web services, and cross-platform services. Services in this category are branded as NgageSM.

•	Celerant management consulting — operational strategy and implementation consulting services offered to a wide range of customers across various sectors, worldwide.

24	Novell annual report 2003

	2003	Change	2002	Change	2001

	(in millions)
Identity management and web services	$97	18%	$82	41%	$58
Cross-platform services	570	(6)%	609	(12)%	689

Total software licenses and maintenance	667	(3)%	691	(7)%	747
Worldwide services	299	(6)%	318	20%	266

Total IT software and solutions	966	(4)%	1,009	(0)%	1,013
Celerant management consulting	139	11%	125	229%	38	(a)

Total net revenue	$1,105	(3)%	$1,134	8%	$1,051

(a) represents Celerant revenue recorded after July 11, 2001

      Identity management and web services revenue increased by 18% in 2003 from 2002 and increased by 41% in 2002 from 2001. The increases in 2003 and 2002 were due mainly to the inclusion of a full year and a partial year, respectively, of exteNd branded products acquired in the SilverStream merger.

      Cross platform services revenue decreased by 6% in 2003 from 2002 and decreased by 12% in 2002 from 2001. The decreases in both 2003 and 2002 over the previous years were due to decreasing NetWare licenses and maintenance sales. The aforementioned decreases in NetWare sales are also the main reason for the overall decrease in software licenses and maintenance revenue of 3% and 7% in 2003 and 2002, respectively.

      Worldwide services revenue decreased by 6% in 2003 from 2002 and increased by 20% in 2002 from 2001. The decrease in 2003 over 2002 was due to the poor market for consulting services in a difficult economy. The increase in 2002 over 2001 was due to the inclusion of revenue from Cambridge for a full year.

      Revenue in the Celerant management consulting solution category is discussed previously in the Celerant management consulting segment section.

Forward-looking revenue trends

      NetWare revenue for fiscal 2003 was down 12% compared to fiscal 2002 and was down 15% from fiscal 2001 to fiscal 2002. These declines are primarily a result of loss of market share. In fiscal 2004, we expect NetWare to continue to decrease. However, as previously discussed, a significant aspect of our overall corporate strategy is to embrace the open source movement, specifically, the Linux operating system. We believe our acquisitions of Ximian and SUSE make us the only major company to offer a complete vertically-integrated Linux system from server to desktop. Accordingly, we believe that our Linux initiatives provide revenue opportunities for the sale of new products and will help assist and augment our existing product revenue streams and trends.

      At October 31, 2003 we had $322 million of deferred revenue representing revenue that is expected to be recognized in future periods. The majority of this deferred revenue relates to maintenance contracts, which are recognized ratably over the maintenance period. We have either received payment or recorded a receivable for the deferred revenue, and have determined collectability to be probable. Direct costs incurred to fulfill these maintenance obligations are recognized as work is performed.

Novell annual report 2003	25

Gross profit

	2003	2002	2001

	(in thousands)
New software licenses	$233,483	$288,106	$334,607
as a percent of new software license revenue	88%	90%	91%
Maintenance and services	$433,295	$396,796	$377,555
as a percent of maintenance and services revenue	52%	49%	55%

Total gross profit	$666,778	$684,902	$712,162

      Gross profit as a percentage of revenue on software licenses decreased from 91% in 2001, to 90% in 2002, and decreased to 88% in 2003. The slight decreases are a result of competitive pricing pressure on new license sales.

      Gross profit as a percentage of revenue on maintenance and services increased from 49% in 2002 to 52% in 2003 due to efforts to improve resource utilization in our IT consulting services such as elimination of excess capacity. Gross profit as a percentage of revenue on new maintenance and services decreased from 55% in 2002 to 49% in 2002 due to the inclusion of Cambridge for a full year. Consulting services have a lower gross profit margin than maintenance contracts and other services such as training and support. With the purchase of Cambridge in July of 2001, consulting revenue became a larger portion of our maintenance and services revenue resulting in lower overall gross profit margins. Gross profit in 2003 was also impacted by a $23.6 million intangible asset impairment charge that was included in cost of revenue.

Operating expenses

	2003	Change	2002	Change	2001

	(in millions)
Sales and marketing	$381	6%	$359	(19)%	$444
Percentage of revenue	34%		32%		42%
Product development	$184	9%	$169	(12)%	$192
Percentage of revenue	17%		15%		18%
General and administrative	$111	(10)%	$123	5%	$117
Percentage of revenue	10%		11%		11%
Restructuring charges	$43	126%	$19	(76)%	$80
Percentage of revenue	4%		2%		8%
Purchased in-process research and development	$1	(67)%	$3	—%	—
Percentage of revenue	—%		—%		—%
(Gains) impairments on real property	$(25)	(131)%	$80	—%	—
Percentage of revenue	(2)%		7%		—%
Total operating expenses	$695	(8)%	$753	(10)%	$833
Percentage of revenue	63%		66%		79%

      Operating expenses, in total and as a percentage of revenue, decreased in fiscal 2003 compared to fiscal 2002 mainly due to a $25 million gain on the sale of our San Jose facility in 2003 compared with an $80 million impairment on that facility that was recognized in 2002. Operating expenses, in total and as a percentage of revenue, decreased in fiscal 2002 compared to fiscal 2001 primarily due to lower salary costs resulting from the fiscal 2001 and 2002 restructurings, the elimination of many redundant functions and costs related to Cambridge, which was acquired in July 2001, lower advertising costs, and lower restructuring charges. These decreases were offset somewhat by the addition of approximately $19 million of SilverStream operating costs beginning in July 2002, integration costs related to merging SilverStream into Novell,

26	Novell annual report 2003

purchased in-process research and development costs of $3 million from the acquisition of SilverStream, and $80 million of non-cash impairment charges primarily related to our owned facilities in San Jose, California.

      Sales and marketing expense, in total and as a percentage of revenue, increased in fiscal 2003 compared to fiscal 2002 primarily as a result of higher advertising costs and the addition of SilverStream sales and marketing costs, including SilverStream employees, for the full twelve months. Sales and marketing expense, in total and as a percentage of revenue, decreased in fiscal 2002 compared to fiscal 2001 primarily as a result of lower advertising costs and reduced headcount resulting from the fiscal 2001 and 2002 restructuring activities. Sales and marketing headcount decreased by 208 employees from the fourth quarter of fiscal 2001, excluding the addition of 192 SilverStream employees who became our sales and marketing employees in July 2002. The fiscal 2002 decrease was offset somewhat by the addition of approximately $11 million of SilverStream sales and marketing costs, including the 192 SilverStream headcount.

      Product development expenses, in total and as a percentage of revenue, increased in fiscal 2003 compared to fiscal 2002 primarily due to the addition of SilverStream® product development costs, including SilverStream employees who became Novell product development employees in July 2002. Product development expenses, in total and as a percentage of revenue, decreased in fiscal 2002 compared to fiscal 2001 primarily due to decreased headcount as a result of the fiscal 2000, 2001 and 2002 restructurings. Product development headcount decreased by 82 heads in fiscal 2002 compared to the fourth quarter of fiscal 2001, excluding the addition of 123 SilverStream employees who became Novell product development employees in July 2002.

      General and administrative expenses decreased, in total and as a percentage of revenue, in fiscal 2003 from fiscal 2002 primarily due to a full year’s impact of restructuring activities undertaken in 2002. This decrease was partially offset by the addition of SilverStream general and administrative costs in July 2002. General and administrative expenses increased, in total and as a percentage of revenue, in fiscal 2002 from fiscal 2001 primarily due to a full year’s impact of Cambridge general and administrative costs, the addition of SilverStream general and administrative costs beginning in July 2002 and integration costs related to the Cambridge and SilverStream acquisitions. These increases were offset somewhat by headcount reductions resulting from the restructurings, which lowered general and administrative headcount by 245 employees, excluding 11 SilverStream general and administrative employees. As a percentage of revenue, general and administrative costs remained relatively flat in fiscal 2002 compared to fiscal 2001 due to higher fiscal 2002 revenue.

      Purchased in-process research and development relates to the acquisitions of Ximian and SilverStream and is discussed in the “Acquisitions” section, above.

Gain (impairment) on real property

      During the fourth quarter of fiscal 2002, we determined that there were indicators of impairment related to our facility in San Jose, California and a small building in Provo, Utah due to the move of most employees from here to other facilities, as well as changes in the local real estate market. We then performed an analysis of each of the property’s future undiscounted cash flows and determined that their estimated future cost recovery was lower than the recorded net book value of the assets. Based on the results of this analysis, we obtained an independent appraisal to determine the fair value of these locations. Based on the fair value of these facilities as determined by the independent appraisals, we recorded a pre-tax non-cash impairment charge of $80 million. In the third quarter of fiscal 2003, we sold our facility in San Jose, California, for $125 million, which resulted in a realized gain of $25 million.

Restructuring

Third quarter of fiscal 2003

      During the third quarter of fiscal 2003, we recorded a pre-tax restructuring charge of approximately $28 million resulting from the restructuring of our operations in response to changes in general market conditions,

Novell annual report 2003	27

changing customer demands, and the evolution of our business strategy relative to the identity management and web services areas of our business and our revised strategy. This strategy includes plans to support Linux in addition to NetWare, by offering our products and services that run on both NetWare and Linux platforms. These changes in strategy and company structure were made to address the current revenue declines. Specific actions taken included reducing our workforce worldwide by approximately 600 employees (approximately 10%) across all functions and geographies, with a majority coming from product development, sales, and general and administrative functions, primarily in the United States. In addition, we consolidated facilities, and disposed of excess equipment. By reporting segment, the Americas accounted for $20 million, EMEA accounted for $6 million, and Asia Pacific accounted for $2 million.

      As of October 31, 2003, the remaining balance of the third quarter of fiscal 2003 restructuring charge included accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period, and redundant facilities, and other fixed contracts, which will be paid over the respective remaining contract terms, and various severed employee related costs, which will be paid over the respective remaining contract terms.

      The following table summarizes the activity during fiscal 2003 related to this restructuring.

				Balance at
	Original	Cash	Non-Cash	October 31,
	Charge	Payments	Adjustments	2003

	(in millions)
Severance and benefits	$20	$(18)	$4	$6
Excess facilities and property and equipment	6	(3)	6	9
Other restructuring-related costs	2	—	—	2

	$28	$(21)	$10	$17

      During the fourth quarter of fiscal 2003, we accrued an additional $10 million related to the completion of restructuring activities that were part of the previous quarter’s plan of restructuring. The additional accrual relates mainly to the severance of approximately 100 employees and the closing of excess facilities. Such activities occurred mostly in the Americas reporting segment.

      As a result of the restructuring activities undertaken in fiscal 2003, we expect to reduce our quarterly operating expenses by over $20 million.

      During the third quarter of fiscal 2003, we also released approximately $2 million related to excess restructuring reserves related to the second quarter fiscal 2002 restructuring event. This release is reflected in the second quarter fiscal 2002 table below. The net impact of the third quarter fiscal 2003 restructuring and the release of the excess fiscal 2002 restructuring reserves was a charge of $26 million.

 Second quarter of fiscal 2003

      During the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs in previous restructurings was too low and accrued an additional $8 million. The original liability was based on estimated sublease rates and timing, which have been affected by the decline in the real estate market. This additional amount, which pertains to three separate restructuring events, is included in the applicable tables that follow.

 Second quarter of fiscal 2002

      During the second quarter of fiscal 2002, we recorded a pre-tax restructuring charge of approximately $20 million. The charge was a result of our continued move toward becoming a business solutions provider, addressing changes in the market due to technology changes, and becoming more customer-focused. Specific actions taken included: reducing our workforce worldwide by approximately 50 employees (less than 1%)

28	Novell annual report 2003

across all functional areas, consolidating facilities, closing offices in unprofitable locations, and disposing of excess property and equipment. The following table summarizes the activity during fiscal 2003 related to the second quarter fiscal 2002 restructuring.

	Balance at		Non-Cash	Balance at
	October 31,	Cash	Charges/	October 31,
	2002	Payments	Adjustments	2003

	(in millions)
Severance and benefits	$4	$(3)	$—	$1
Excess facilities and property and equipment	4	(4)	4	4
Other restructuring-related costs	1	(1)	—	—

	$9	$(8)	$4	$5

      As of October 31, 2003, the remaining balance of the second quarter 2002 restructuring charge included accrued liabilities related to severance and benefits, which will be paid over the remaining severance obligation period, and redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

      During the second quarter of fiscal 2002, we also released approximately $1.3 million of excess accruals related to the fiscal 2000 restructuring, which reduced the restructuring costs reflected on the statement of operations for fiscal 2002. These excess accruals relate to facilities and legal costs that were not required.

 Fourth quarter of fiscal 2001

      At the end of fiscal 2001, we recorded $51 million of pre-tax, restructuring charges resulting from changes in general market conditions, changing customer demands, and our evolution of our business strategy, all of which required us to restructure our operations. This business strategy focused on business solutions designed to secure and power the networked world across leading operating systems. The execution of this strategy included refining our consulting initiatives, refocusing research and development efforts, defining sales and marketing efforts to be more customer and solutions oriented, and adjusting the overall cost structure given current revenue levels and our direction.

      Specific actions included reducing our workforce worldwide by approximately 1,100 employees (approximately 16%), consolidating excess facilities and disposing of excess property and equipment, terminating a management consulting contract that no longer fits with our strategic focus, and abandoning and writing off technologies that no longer fit within our new strategy. We also realigned our remaining resources to better manage and control our business. The following table summarizes the costs and activities during fiscal 2003, related to the fourth quarter 2001 restructuring.

	Balance at		Non-Cash	Balance at
	October 31,	Cash	Charges/	October 31,
	2002	Payments	Adjustments	2003

	(in millions)
Severance and benefits	$1	$(1)	$—	$—
Excess facilities and property and equipment	5	(2)	—	3
Other restructuring-related costs	1	(1)	—	—

	$7	$(4)	$—	$3

      As of October 31, 2003, the remaining balance of the fourth quarter 2001 restructuring charge included accrued liabilities largely related to redundant facilities costs, which will be paid over the respective remaining lease terms.

Novell annual report 2003	29

 Third quarter of fiscal 2001

      During the third quarter of fiscal 2001, we recorded a restructuring charge of approximately $30 million, pre-tax, as a result of our acquisition of Cambridge and changes in our business to move towards a business solutions strategy.

      Specific actions included reducing our workforce worldwide by approximately 280 employees (approximately 5% before the addition of Cambridge) across all functional areas, consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within our new integrated strategy, and discontinuing unprofitable product lines. The following table summarizes the activity during fiscal 2003, related to the third quarter 2001 restructuring costs.

	Balance at			Balance at
	October 31,	Cash	Non-Cash	October 31,
	2002	Payments	Charges	2003

	(in millions)
Severance and benefits	$—	$—	$—	$—
Abandoned technology and unprofitable product lines	—	—	—	—
Excess facilities and property and equipment	4	(2)	1	3

	$4	$(2)	$1	$3

      As of October 31, 2003, the remaining balance of the third quarter 2001 restructuring charge included accrued liabilities related to excess facilities costs, which will be paid over the respective remaining lease terms.

      As a result of the fiscal 2002 and the two fiscal 2001 restructurings, we reduced our expenses by approximately $50 million on a quarterly basis, before any increased strategic expenditures and the impact of the SilverStream acquisition.

Employees

	October 31,		October 31,		October 31,
	2003	Change	2002	Change	2001

Employees	5,634	(10)%	6,233	(11)%	7,003
Revenue per average employee (000’s)	$186		$171		$175

      Fiscal 2003 headcount decreased compared to fiscal 2002 primarily due to restructuring efforts and the elimination of duplicate functions resulting from the SilverStream acquisition, but partially offset by the addition of 70 Ximian employees. Fiscal 2002 headcount decreased compared to fiscal 2001 due primarily to restructuring efforts and the elimination of duplicate functions resulting from the Cambridge acquisition, offset slightly by the addition of SilverStream in July 2002, which added 403 employees.

Other income (expense), net

	2003	Change	2002	Change	2001

Other income (expense), net (millions)	$(27)	(13)%	$(24)	85%	$(156)
Percentage of revenue	(2)%		(2)%		(15)%

      The primary component of other income (expense), net, in fiscal 2003, was a net investment loss of $22 million. The net investment loss in 2003 included impairment losses on long-term investments totaling $35 million, realized net gains on the sale of short-term equity securities of $2 million, and interest income of $12 million.

      The primary component of other income (expense), net, in fiscal 2002, was a net investment loss of $33 million. The net investment loss in 2002 included impairment losses primarily on long-term investments

30	Novell annual report 2003

totaling $58 million, realized net gains on the sale of short-term equity securities of $7 million, and interest income of $18 million.

      The primary component of other income (expense), net, in fiscal 2001, was a net investment loss of $155 million. The net investment loss in 2001 included impairment losses on several short and long-term investments totaling $208 million, offset by realized net gains on investments totaling $9 million, and interest income of $44 million.

Income tax expense (benefit)

	2003	Change	2002	Change	2001

Income tax expense (benefit)(millions)	$107	873%	$11	173%	$(15)
Percentage of revenue	10%		1%		(1)%
Effective tax (benefit) rate	194%		12%		(5)%

      The effective tax rate for fiscal 2003 significantly changed from the effective tax rate for fiscal 2002 primarily as a result of the need for additional valuation allowances in fiscal 2003. In the fourth quarter of 2003, we provided a full valuation allowance against net deferred tax assets carried on our balance sheet. SFAS No. 109 requires an assessment of a company’s current and previous performance and other relevant factors when determining the need for such a valuation allowance. Under this pronouncement, factors such as current and previous operating losses are given greater weight than the outlook for future profitability in determining deferred tax asset carrying value. This adjustment will have no impact on our cash flow or future prospects, nor does it alter our ability to utilize the underlying tax net operating loss and credit carryforwards in the future. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustment to the valuation allowance will increase or decrease future income tax provisions.

      The 2003 fiscal year effective tax rate differs from the statutory rate of 35% primarily for the same reasons as noted above partially offset by benefits from tax-exempt income, research and development tax credits and foreign income that is taxed at lower rates than the U.S. statutory rate.

      The effective tax rate for fiscal 2002 was different from the effective tax benefit rate for fiscal 2001 primarily as a result of the need for additional valuation allowances in fiscal 2002. An additional valuation allowance was required in fiscal 2002 for capital losses resulting from investment impairments. An additional valuation allowance was also required in fiscal 2002 against foreign tax credits since current forecasts, which included the impact of the impairment on the San Jose campus, did not assure sufficient taxable income to absorb the foreign tax credits during the remaining limited carry-over period.

      The 2002 fiscal year effective tax rate was different from the statutory benefit rate of 35% primarily for the same reasons as noted above, partially offset by benefits from tax exempt income, research and development tax credits and foreign income that is taxed at lower rates than the U.S. statutory rate.

Novell annual report 2003	31

Net loss and net loss per share

	2003	Change	2002	Change	2001

	(in millions)
Net loss before accounting change	$(162)	(57)%	$(103)	61%	$(262)
Percentage of revenue	(15)%		(9)%		(25)%
Cumulative effect of accounting change, net of tax	$—	—%	$(144)	(1,209)%	$(11)
Net loss	$(162)	34%	$(247)	10%	$(273)
Percentage of revenue	(15)%		(22)%		(26)%
Net loss per share:
Basic	$(0.44)	35%	$(0.68)	17%	$(0.82)
Diluted	$(0.44)	35%	$(0.68)	17%	$(0.82)

      Net loss per share decreased in fiscal 2003 compared to fiscal 2002 primarily due to a goodwill impairment charge of $144 (pre-tax) million recorded in 2002 and a long-lived asset impairment charge of $80 million (pre-tax) recorded in 2002, offset by a $119 million increase in the deferred tax asset valuation recorded in 2003 and an increase of $24 million of restructuring costs. Net loss per share decreased in fiscal 2002 compared to fiscal 2001 primarily due to a $61 million (pre-tax) decrease in restructuring costs, a $122 million (pre-tax) decrease in investment losses, and lower salary costs due to restructuring activities, offset by an $80 million (pre-tax) impairment charge and lower gross margins, as discussed above.

Change in Accounting Principle

      Effective November 1, 2001, we adopted SFAS No. 142, which requires the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets are subject to an impairment test at least annually. In addition, SFAS No. 142 includes provisions requiring the identification of reporting units upon adoption for the purpose of assessing potential future impairments and the performance of an initial impairment analysis within the first six months after adoption. We completed our goodwill impairment analysis during the second quarter of fiscal 2002 and recognized a transitional goodwill impairment loss of $144 million related to our consulting segment as of November 1, 2001, which was recorded as the cumulative effect of a change in accounting principle in our consolidated Statements of Operations.

      The fiscal 2001 change in accounting principle pertains to the change in our methodology for recognizing revenue to distribution channel partners.

Liquidity and Capital Resources

	October 31,		October 31,
	2003	Change	2002

Cash and short-term investments (millions)	$752	18%	$636
Percentage of total assets	48%		38%

      Cash and short-term investments increased to $752 million at October 31, 2003, compared to $636 million at October 31, 2002. We used $210 million of this cash in January 2004 in connection with our purchase of SUSE, excluding merger and transaction costs. The fiscal 2003 net increase in cash is attributed to cash received from the sale of our San Jose facility of $125 million, cash provided by operations of $55 million, and cash proceeds from issuances in conjunction with stock option exercises of $20 million, partially offset by cash paid for Ximian of $40 million, purchases of fixed assets of $39 million, and expenditures for long-term investments of $14 million.

      Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity

32	Novell annual report 2003

securities and mutual funds, which incur market risk. Our short-term investment portfolio includes gross unrealized gains of $2 million as of October 31, 2003. We monitor our investments and record losses when a decline in the investment’s market value is determined to be other than temporary.

      We also invest excess cash in long-term investments through the Novell Venture account, Cambridge Technology Capital Fund I L.P. (“CTC I”), and directly in equity securities in privately-held companies. Investments made through the Novell Venture account and CTC I are generally in private companies, including small capitalization stocks in the high-technology industry sector, and in funds managed by venture capitalists for the promotion of our business and strategic objectives. As of October 31, 2003, we had a balance of $50 million related to investments in various venture capital funds and had commitments to contribute an additional $56 million to these funds, of which we estimate approximately $19 million could be contributed in fiscal 2004, approximately $16 million in fiscal 2005, and approximately $21 million thereafter as requested by the fund managers. We, through our acquisition of Cambridge, also own both limited and general partnership interests in the CTC I of approximately 24%. As of October 31, 2003, we had an investment balance of $0.2 million in CTC I and had commitments to contribute an additional $0.3 million through 2007. We intend to fund these investments with cash from operations and cash on hand.

      As of October 31, 2003, we have various operating leases related to our facilities with remaining terms of more than one year. These leases have minimum annual lease commitments of $32 million in fiscal 2004, $27 million in fiscal 2005, $22 million in fiscal 2006, $18 million in fiscal 2007, $13 million in fiscal 2008, and $16 million thereafter. Furthermore, we have $33 million of minimum rentals to be received in the future from subleases.

      As of October 31, 2003, we had cash and other short-term investments of $452 million held in accounts outside the United States. Repatriation of any portion of this amount would result in United States federal taxable income. We have provided for the tax liability on these amounts for financial statement purposes. Repatriation, however, could result in a loss of certain tax attributes of up to $40 million. We used $210 million of this cash in January 2004 in connection with our purchase of SUSE, reducing the potential loss of these tax attributes.

      Our principal source of liquidity continues to be from operations, cash on hand, and short-term investments. At October 31, 2003, our principal unused sources of liquidity consisted of cash in the amount of $367 million, short-term investments in the amount of $385 million, and available borrowing capacity of approximately $3 million under our lines of credit. Our liquidity needs are principally for financing of accounts receivable, fixed assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

      During fiscal 2003, we generated $55 million of cash flow from operations. We anticipate generating positive cash flows from operations in addition to investment income in fiscal 2004 sufficient to fund operations. We anticipate being able to fund our current operations, any future acquisitions, any further integration, restructuring or any merger-related costs, and planned capital expenditures for the foreseeable future with existing cash and short-term investments together with cash generated from operations and investment income. We believe that borrowings under our credit facilities or offerings of equity or debt securities are possible if the need arises, although such offerings may not be available to us on acceptable terms, given current market conditions. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. For example, on January 12, 2004, we purchased SUSE for approximately $210 million in cash, not including merger and transaction costs. We also anticipate having adequate cash in fiscal 2004 for any necessary capital expenditures.

Novell annual report 2003	33

Recent Pronouncements

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides companies with alternative methods of transition to the fair-value based method of accounting for stock-based employee compensation. We use the intrinsic value method of accounting, and have not elected the fair value-based method of accounting. SFAS No. 148 also amends the disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, as reflected in Note B to the consolidated financial statements. Finally, SFAS No. 148 requires disclosure about those effects in future interim financial information.

      In January 2003, the FASB issued Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 were revised in December 2003 to be effective for financial statement periods ended after December 15, 2003 for those variable interest entities in existence prior to February 1, 2003. FIN 46 is effective, however, for certain variable interest entities created after February 1, 2003. We do not currently have any arrangements with variable interest entities that will require consolidation of their financial information in our financial statements.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have an effect on our financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, which for Novell, was the fourth quarter of 2003. The adoption of this Statement did not have an effect on our financial statements.

Factors Affecting Future Results of Operations

      Our future results of operations involve a number of risks and uncertainties. A number of these risks and uncertainties are discussed below.

The Current Economic Climate and Outlook in the Technology and Information Technology Services Sector Is Very Weak, Causing Our Business to Suffer

      The weakened global economic climate, particularly in the technology sector, has had an adverse effect on our ability to sell products and services. Future economic projections for this sector are uncertain. A continuation of the weakened global economy could have further negative effects on our ability to sell products and services in the future.

We May Not Be Able to Successfully Compete in a Challenging Market for Computer Software and Consulting Services

      The market for networking applications and solutions as well as IT consulting is highly competitive and subject to rapid technological change. We expect competition to continue to increase both from existing

34	Novell annual report 2003

competitors and new market entrants. We believe that competitive factors common to all of our operating segments include: our ability to sell both products and services as part of an overall solution; the breadth of our offerings; the pricing of our products and services; and the timing and market acceptance of new solutions developed by us and our competitors.

Geographic segments

      The market for networking applications and solutions as well as IT consulting is highly competitive and subject to rapid technological change. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that competitive factors common to all of our operating segments include: our ability to sell both products and services as part of an overall solution; the breadth of our offerings; the pricing of our products and services; and the timing and market acceptance of new solutions developed by us and our competitors. In addition to the factors listed above, other key competitive factors include brand and product awareness; the performance, reliability and security of our products; the ability to preserve our legacy customer base; the completeness of our suite of product and solutions offerings; our ability to establish and maintain key strategic relationships with distributors, resellers and other partners; and the pricing strategies of our competitors. Our key competitors in our geographic segments include Microsoft, IBM, Sun, Altiris, Inc., Netegrity, Inc., and Computer Associates. Our competitors in the Linux market include BEA Systems, Inc., Red Hat, and Turbolinux, Inc. One pervasive factor facing all companies doing business in our industry is the presence — and dominance — of Microsoft. In a decision upheld by a federal appellate court, Microsoft was found to have violated Section 2 of the Sherman Act by unlawfully acting to maintain its monopoly over desktop operating systems. We remain concerned, however, that Microsoft may continue to engage in business practices that unfairly inhibit the growth of its competitors, including Novell, and that the settlement of the litigation between the Department of Justice and Microsoft will not significantly affect Microsoft’s practices. This concern seems increasingly to be shared by the Department of Justice and the litigating states. For example, in the past, Microsoft has employed tactics that limit or block effective and efficient interoperability between Novell and Microsoft products. At the most recent status conference in U.S. v. Microsoft held on January 23, 2004, the Department of Justice expressed concern that the license Microsoft is offering for its communications protocols, as required by the court to facilitate interoperability, might not be having the desired effect of fostering competition. We will ensure, to the best of our ability that our products will interoperate with those of Microsoft as they enhance new operating systems and applications.

Celerant management consulting segment

      The key competitive factors faced by the Celerant segment are attracting and retaining the highest quality consultants; the depth of our skills and expertise; the breadth of consulting capabilities; and having expertise in key functional areas. The market for management consulting services is highly competitive due to the existence of various large consulting firms. Many of these companies have greater financial, technical and marketing resources and greater name recognition in the consulting area, which could inhibit our ability to grow our consulting business. Additionally, the worldwide marketplace for consulting services is highly fragmented. In different regions of the world, there may be multiple competitors, many with niche consultancies. Examples of possible competitors include A.T. Kearney, McKinsey & Co., Thomas Group Inc., IBM Services, Cap Gemini, and The Management Consulting Group PLC.

If We Are Not Successful in our Strategy of Taking a Competitive Position in the Linux Market, Our Revenue Will Not Grow at the Rate We Anticipate

      A significant aspect of our overall corporate strategy is to embrace the open source movement, specifically, the Linux operating system. It is our goal to stabilize the decline in our NetWare revenue by offering our customers a clear migration path to Linux should they decide to adopt an open source solution, and yet enable them to stay with NetWare until they are ready to make that decision. Over the past year, we have increasingly demonstrated our commitment to the open source development model, embraced open

Novell annual report 2003	35

source technologies in our own offerings, invested significant energy and resources in key open source initiatives, and contributed to the open source movement. We plan to continue to do so in the future. We are strengthening our ability to sell and support Linux in addition to NetWare. Our ability to achieve success with our Linux and open source products and services is dependent on a number of factors including, but not limited to, the following: the growth of the Linux market; the acceptance of Linux solutions by clients; development of key Linux product solutions and upgrades; and the acceptance of those products by large industry partners and major accounts. If we are unable to grow the Linux products and services to become a major component of our business, our long-term growth will be negatively impacted.

If We Are Not Successful in Developing a Strong Business with Our exteNd Products and Services, Our Revenue Will Not Grow at the Rate We Anticipate

      One key element of our strategy is to be a leading force in the development of solutions that make the process of developing open-standards, Web-based applications fast, simple, and cost effective. Our exteNd solution set leverages the power of standards such as Java and XML to unify relevant information and services while enabling customers to leverage prior technology investments and help them rapidly deliver Web-based applications that are scalable, reliable, and secure. The acquisition of SilverStream helped further our development of web services products and enhanced our business solutions product offerings. Our ability to achieve success with our exteNd products and services is dependent on a number of factors including, but not limited to, the following: the growth of the Web-based applications industry; the acceptance of the exteNd solution set by clients; development of key exteNd product solutions and upgrades; and the acceptance of those products by large industry partners and major accounts. If we are unable to grow the exteNd products and services, our long-term growth will be negatively impacted.

Our Existing Product Revenue May Deteriorate More Rapidly Than Any Increase in Sales of Our New Products

      We have several existing products, which we have been selling and upgrading for many years. Sales of these existing products are declining at a faster rate than we are able to increase sales of new products or technologies. Overall, revenue in the Americas segment declined by $73 million in fiscal 2003, primarily as a result of declining NetWare license and maintenance sales and IT consulting sales. If we are unsuccessful in increasing sales of new products or technologies, particularly in our identity management and web services product line, our long-term growth will be negatively impacted.

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

The Legal Actions Being Taken By the SCO Group Could Adversely Affect Our Revenues Because of a Reduction in Demand for Our SUSE Linux and Ximian Products

      SCO filed legal action in March 2003 against IBM alleging misappropriation of trade secrets, tortious interference, unfair competition and breach of contract relating to IBM’s sale of products based on the Linux operating system. Among other things, SCO maintains that Linux is an unauthorized derivative of UNIX and that portions of UNIX intellectual property that SCO alleges it owns have been included in the Linux operating system without authorization. SCO has warned that legal liability for the use of Linux may extend to commercial users, and SCO has threatened users with litigation and sought licensing fees from them. It is possible that SCO’s actions may reduce general demand for Linux and Linux related products and services. In this event, demand for our Linux products and services could decrease, thereby reducing revenue.

36	Novell annual report 2003

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

      Moreover, we may experience delays in market acceptance of new releases of our products as we engage in marketing and education of the user base regarding the advantages of and system requirements for new products and as customers evaluate the advantages and disadvantages of upgrading. We have encountered these issues on each major new release of our products, and expect that we will encounter such issues in the future. Our ability to achieve desired levels of revenue growth depends at least in part on the successful completion, introduction, and sale of new versions of our products. There can be no assurance that we will be able to respond effectively to technological changes or new product announcements by others, or that our research and development efforts will be successful. Should we experience material delays or revenue shortfalls with respect to new product releases, our revenue and net income could be adversely affected.

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

If We Are Unable to Unify Our Diverse Cultures, the Benefits of Our Solutions Strategy May Not Be Fully Realized

      We have a talented, energetic, and exciting group of employees. As a result of our recent acquisitions, a number of these employees come from diverse corporate cultural backgrounds. We are in the process of a culture initiative to bring us together towards a new common culture that revolves around our solutions offerings. If we are not successful in forging a new, vibrant culture with unified goals and a common vision that

Novell annual report 2003	37

is solutions-based, employee energies may be diverted or diluted and we may not achieve the full benefits of our solutions strategy.

In The Event Significant Claims Are Brought Under Our Recently Announced Novell Linux Indemnification Program, We Could Incur Significant Expenses, Thereby Adversely Affecting Our Results Of Operations.

      We recently announced our Novell Linux Indemnification Program. Under this program, indemnification is offered for copyright infringement claims made by third parties against registered Novell customers who obtain SUSE® Enterprise Linux Server 8 and who, after January 12, 2004, obtain upgrade protection and a qualifying technical support contract from us or a participating Novell or SUSE LINUX channel partner. Although indemnification programs for proprietary software are common in our industry, indemnification programs that cover open source software are not. Copyright infringement claims are not often brought against distributors of open source software, but because of the relatively unique nature of the Novell Linux Indemnification Program, the number and extent of claims that might be brought thereunder is uncertain. SCO has threatened to bring claims against end users of Linux for copyright violations arising out of the facts alleged in SCO’s lawsuit against IBM and in SCO’s public statements, and some of these claims could be indemnified under Novell’s Linux Indemnification Program. In the event that claims for indemnification are brought under the Novell Linux Indemnification Program, we could incur significant expense reimbursing customers for their legal costs and, in the event those claims are successful, for damages.

If Third Parties Claim that We Infringed Upon Their Intellectual Property, Our Ability to Use Some Technologies and Products Could Be Limited and We May Incur Significant Costs to Resolve These Claims

      Litigation regarding intellectual property rights is common in the Internet and software industries. We have in the past received letters or been the subject of claims suggesting that it is infringing upon the intellectual rights of others. For example, in May 2002, a suit was filed by France Telecom SA and U.S. Philips Corporation against Novell alleging infringement and seeking unspecified damages and an injunction. In addition, we have faced and expect to continue to face from time to time disputes over rights and obligations concerning intellectual property. While we have no knowledge of grounds for any such claims, the cost and time of defending ourselves can be significant. In addition, we indemnify customers against certain claims that our products infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. If an infringement claim is successful, we and our customers may be required to obtain one or more licenses from third parties, and we may be obligated to pay or reimburse our customers for monetary damages. In such instances, we or our customers may not be able to obtain necessary licenses from third parties at a reasonable cost or at all, and may face delays in product shipment while developing or arranging for alternative technologies.

We May Not Be Able to Protect Our Confidential Information, Which May Adversely Affect Our Business

      We generally enter into contractual relationships with our employees that protect our confidential information. In the event that our trade secrets or other proprietary information is misappropriated, our business could be seriously harmed. In addition, we may not be able to timely detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. In the event we are unable to enforce these contractual obligations and our intellectual property rights, our business could be adversely affected.

38	Novell annual report 2003

We Face Increased Risks in Conducting a Global Business, Which May Damage Business Results

      We are a multi-national corporation with offices and subsidiaries around the world and, as such, we face risks in doing business abroad that we do not face domestically. Certain aspects inherent in transacting business internationally could negatively impact our operating results including:

•	Costs and difficulties in staffing and managing international operations;

•	Unexpected changes in regulatory requirements;

•	Tariffs and other trade barriers;

•	Difficulties in enforcing contractual and intellectual property rights;

•	Longer payment cycles;

•	Local political and economic conditions;

•	Potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation”; and

•	Fluctuations in currency exchange rates, which can affect demand and increase our costs.

Some of Our Short-Term, Long-Term, and Venture Capital Fund Investments Have Become Impaired and Additional Investments Could Become Impaired

      Our investment portfolio includes investments in public equity securities, small capitalization stocks in the high-technology industry sector, private companies, and funds managed by venture capitalists. Many of these investments might become other than temporarily impaired. During fiscal 2003, we recorded an impairment charge of $35 million related to some of the investments in our portfolio whose market value had experienced an other-than-temporary decline. As of October 31, 2003, we had net unrealized gains, net of taxes, on investments totaling approximately $1 million; however, there can be no assurances that these gains will be realized and that losses will not occur. If the funds in which we have invested, suffer poor financial performance, or if the private companies in which we have invested are not successfully acquired or experience initial public offerings, the value of our investments will decrease.

Our Existing Relationships With Other IT Services Organizations May Be Impaired and We Could Lose Business

      We maintain relationships with IT services organizations that recommend, design, and implement solutions for their customers’ eBusiness that include our products. At the same time, our service offerings compete with those of these same organizations. Although many companies in high-technology industries co-exist in a similar state of competition, any of these organizations could decide at any time to not continue to do business with us or to not recommend our products. A change in the willingness of these IT service organizations to do business with us could adversely affect our business.

Our Business May Be Negatively Affected if We Do Not Continue to Adapt to Rapid Technological Change, Evolving Business Practices, and Changing Client Requirements

      The software industry and Internet professional services market is characterized by rapidly changing technology, evolving business practices, and changing client needs. Accordingly, our future success will depend in part on our ability to continue to adapt and meet these challenges. Among the most important challenges facing us, are the needs to continue to:

•	Effectively identify and use leading technologies;

•	Develop strategic and technical expertise;

Novell annual report 2003	39

•	Influence and respond to emerging industry standards and other technology changes and to orient management teams to capitalize on these changes;

•	Recruit and retain qualified project personnel;

•	Enhance current services;

•	Develop new services that meet changing customer needs; and

•	Effectively advertise and market business solutions.

Our Consulting Services Contracts Contain Pricing Risks and, If Our Estimates Prove Inaccurate, We Could Lose Money

      Our IT and Celerant consulting businesses derive a portion of their revenue from fixed-price, fixed-time contracts. Because of the complex nature of the services provided, it is sometimes difficult to accurately estimate the cost, scope, and duration of particular client engagements. If we do not accurately estimate the resources required for a project, do not accurately assess the scope of work associated with a project, do not manage the project properly, or do not satisfy our obligations in a manner consistent with the contract, then our costs to complete the project could increase substantially. We have occasionally had to commit unanticipated additional resources to complete projects, and it may have to take similar action in the future. We may not be compensated for these additional costs or the commitment of these additional resources. Additionally, our Celerant management consulting business derives revenue from projects priced on a contingency basis. If results are not met, or if a dispute arises, we may not be able to realize a potentially large amount of revenue.

Our IT and Celerant Consulting Clients Can Cancel or Reduce the Scope of Their Engagements With Us on Short Notice

      If our clients cancel or reduce the scope of an engagement with our IT or Celerant consulting business, we may be unable to reassign our professionals to new engagements without delay. Personnel and related costs constitute a substantial portion of our operating expenses. Because these expenses are relatively fixed, and because we establish the levels of these expenses well in advance of any particular quarter, cancellations or reductions in the scope of client engagements could result in the under-utilization of our professional services employees, causing significant reductions in operating results for a particular quarter.

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

      In addition, the market prices for securities of software companies have been, and continue to be, very volatile. The market price of our common stock, in particular, has been subject to wide fluctuations in the past. As a result of the foregoing factors and other factors that may arise in the future, the market price of our common stock may be subject to significant fluctuations within a short period of time. These fluctuations may be due to factors specific to us, to changes in analysts’ earnings estimates, or to factors affecting the computer industry or the securities markets in general.

40	Novell annual report 2003

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of these risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at October 31, 2003.

Interest Rate Risk

      The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our strategy is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximately $1.6 million decrease (less than 0.5%) in the fair value of our available-for-sale securities.

Market Risk

      We also hold available-for-sale equity securities in our short-term investment portfolio. As of October 31, 2003, gross unrealized gains, before tax effect on the short-term public equity securities totaled $0.5 million. A reduction in prices of 10% of these short-term equity securities would result in approximately a $0.5 million decrease (less than 0.5%) in the fair value of our short-term investments.

      In addition, we invest in equity securities issued by privately-held companies that are included in our long-term portfolio of investments, primarily for the promotion of business and strategic objectives. These investments are generally in thinly capitalized companies in the high-technology industry sector or venture capital funds. Because of the nature of these investments, we are exposed to equity price risks. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in equity prices of long-term equity securities would result in an approximate $5 million decrease in the fair value of our long-term securities.

Foreign Currency Risk

      We use derivatives to hedge those net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the U.S., impact our consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we did not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $2 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

      All of the potential changes noted above are based on sensitivity analyses performed on our financial position at October 31, 2003. Actual results may differ materially.

Novell annual report 2003	41

Item 8.     Financial Statements and Supplementary Data

Novell, Inc.

42	Novell annual report 2003

NOVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2003	2002	2001

Net revenue:
Original software licenses	$265,256	$319,281	$366,878
Maintenance and services	840,240	815,039	683,918

Total net revenue	1,105,496	1,134,320	1,050,796

Cost of revenue:
New software licenses	31,773	31,175	32,271
Maintenance and services	406,945	418,243	306,363

Total cost of revenue	438,718	449,418	338,634

Gross profit	666,778	684,902	712,162

Operating expenses:
Sales and marketing	380,826	358,742	443,828
Product development	183,758	169,247	191,709
General and administrative	110,963	122,588	117,261
Restructuring charges	43,067	19,100	80,177
Purchased in-process research and development	920	3,000	—
(Gain on sale) impairment of real property	(24,934)	80,350	—

Total operating expenses	694,600	753,027	832,975

Loss from operations	(27,822)	(68,125)	(120,813)

Other income (expense):
Investment loss	(21,702)	(32,918)	(154,572)
Other, net	(5,486)	8,818	(1,381)

Other (expense), net	(27,188)	(24,100)	(155,953)

Loss before taxes	(55,010)	(92,225)	(276,766)
Income tax expense (benefit)	106,894	10,896	(14,944)

Loss before accounting change	(161,904)	(103,121)	(261,822)
Cumulative effect of accounting change, net of taxes	—	(143,702)	(11,048)

Net loss	$(161,904)	$(246,823)	$(272,870)

Weighted-average shares outstanding:
Basic and diluted	370,545	363,569	332,582
Net loss per share, basic and diluted:
Before cumulative effect of accounting change	$(0.44)	$(0.28)	$(0.79)
Cumulative effect of accounting change, net of taxes	—	(0.40)	(0.03)

	$(0.44)	$(0.68)	$(0.82)

See notes to consolidated financial statements.

Novell annual report 2003	43

NOVELL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

ASSETS

	October 31,	October 31,
	2003	2002

Current assets:
Cash and short-term investments	$751,852	$635,858
Receivables, less allowances ($26,852 — 2003, $39,676 — 2002)	232,492	214,827
Prepaid expenses	23,005	24,077
Deferred income taxes	—	21,204
Other current assets	23,204	23,572

Total current assets	1,030,553	919,538
Property, plant and equipment, net	255,526	369,189
Long-term investments	50,948	73,452
Goodwill	213,300	179,534
Intangible assets, net	10,800	36,351
Other assets	6,526	87,001

Total assets	$1,567,653	$1,665,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,258	$57,241
Accrued compensation	101,164	87,778
Other accrued liabilities	117,073	134,850
Income taxes payable	35,493	36,294
Deferred revenue	322,470	275,344

Total current liabilities	626,458	591,507
Minority interests	6,725	8,016
Stockholders’ equity:
Preferred stock, par value $.10 per share
Authorized — 500,000 shares;
Issued — 0 shares	—	—
Common stock, par value $.10 per share
Authorized — 600,000,000 shares;
Issued — 376,460,107 shares — 2003; 367,537,926 shares — 2002	37,646	36,753
Additional paid-in capital	319,016	297,139
Retained earnings	576,759	738,663
Accumulated other comprehensive income	7,068	57
Other	(6,019)	(7,070)

Total stockholders’ equity	934,470	1,065,542

Total liabilities and stockholders’ equity	$1,567,653	$1,665,065

See notes to consolidated financial statements.

44	Novell annual report 2003

NOVELL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common				Accumulated
	Stock	Common	Additional		Other
	No. of	Stock	Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Other	Total

Balance — October 31, 2000	327,618	$32,762	$—	$1,319,853	$(84,427)	$(23,103)	$1,245,085
Stock issued from stock plans	6,095	608	28,660	—	—	(12,380)	16,888
Stock issued for acquisitions	42,416	4,242	246,323	—	—	—	250,565
Shares cancelled	(1,240)	(124)	(9,517)	—	—	3,981	(5,660)
Shares repurchased and retired	(12,548)	(1,254)	(9,134)	(61,497)	—	—	(71,885)
Amortization of unearned stock compensation	—	—	—	—	—	21,662	21,662
Change in unrealized loss on investments, net of tax	—	—	—	—	86,226	—	86,226
Cumulative translation adjustment, net of tax	—	—	—	—	656	—	656
Net loss	—	—	—	(272,870)	—	—	(272,870)

Comprehensive loss	—	—	—	—	—	—	(185,988)

Balance — October 31, 2001	362,341	36,234	256,332	985,486	2,455	(9,840)	1,270,667
Stock issued from stock plans	5,737	574	13,780	—	—	(1,254)	13,100
Stock options issued for acquisition	—	—	28,583	—	—	(4,826)	23,757
Shares cancelled	(540)	(55)	(1,556)	—	—	1,697	86
Amortization of unearned stock compensation	—	—	—	—	—	7,153	7,153
Change in unrealized gain on investments, net of tax	—	—	—	—	(2,828)	—	(2,828)
Cumulative translation adjustment, net of tax	—	—	—	—	430	—	430
Net loss	—	—	—	(246,823)	—	—	(246,823)

Comprehensive loss	—	—	—	—	—	—	(249,221)

Balance — October 31, 2002	367,538	36,753	297,139	738,663	57	(7,070)	1,065,542
Stock issued from stock plans	9,008	902	22,499	—	—	(2,872)	20,529
Shares cancelled	(86)	(9)	(622)	—	—	232	(399)
Amortization of unearned stock compensation	—	—	—	—	—	3,691	3,691
Change in unrealized gain on investments, net of tax	—	—	—	—	(705)	—	(705)
Cumulative translation adjustment, net of tax	—	—	—	—	7,716	—	7,716
Net loss	—	—	—	(161,904)	—	—	(161,904)

Comprehensive loss	—	—	—	—	—	—	(154,893)

Balance — October 31, 2003	376,460	$37,646	$319,016	$576,759	$7,068	$(6,019)	$934,470

See notes to consolidated financial statements.

Novell annual report 2003	45

NOVELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2003	2002	2001

Cash flows from operating activities
Net loss	$(161,904)	$(246,823)	$(272,870)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,058	68,785	86,708
Gain on sale of fixed assets	(25,299)	(8,762)	—
Loss on impaired goodwill	13,935	143,702	—
Loss on impaired investments and fixed assets	34,735	137,922	215,472
Non-cash restructuring charges	31,268	16,426	67,646
Purchased in-process research and development	920	3,000	—
(Increase) decrease in receivables	(17,215)	18,599	47,682
Decrease in prepaid expenses	1,135	7,580	317
Increase (decrease) in deferred income taxes	105,277	(14,035)	(18,691)
Decrease in other current assets	368	7,741	10,460
Increase in deferred revenue	47,195	32,083	33,683
(Decrease) in accounts payable	(7,213)	(23,386)	(25,335)
(Decrease) in accrued liabilities	(29,254)	(91,358)	(53,095)

Net cash provided by operating activities	55,006	51,474	91,977

Cash flows from financing activities
Issuance of common stock, net	20,130	13,186	11,228

Repurchases of common stock	—	—	(71,885)

Net cash provided by (used in) financing activities	20,130	13,186	(60,657)

Cash flows from investing activities
Expenditures for property, plant and equipment	(39,468)	(27,610)	(33,289)
Proceeds from the sale of property, plant and equipment	125,000	16,050	—
Purchases of short-term investments	(727,817)	(549,008)	(752,833)
Maturities of short-term investments	117,485	262,974	639,507
Sales of short-term investments	396,462	477,313	114,047
Proceeds from investment by Volera minority stockholders	—	—	25,975
Cash acquired from acquisitions	159	108,286	72,358
Cash paid for acquisition of Ximian	(40,205)	—	—
Cash paid for acquisition of SilverStream	—	(211,261)	—
Cash paid for acquisition of Volera minority interest	(1,050)	(3,500)	—
Purchases of long-term investments	(14,322)	(26,143)	(36,461)
Other	11,565	14,299	(12,234)

Net cash (used in) provided by investing activities	(172,191)	61,400	17,070

Total (decrease) increase in cash and cash equivalents	(97,055)	126,060	48,390
Cash and cash equivalents — beginning of period	463,987	337,927	289,537

Cash and cash equivalents — end of period	366,932	463,987	337,927
Short-term investments — end of period	384,920	171,871	367,316

Cash and short-term investments — end of period	$751,852	$635,858	$705,243

Supplemental disclosures of non-cash financing and investing activities:
Issuance of stock for acquisitions	$—	$—	$250,565
Property, plant and equipment acquired with restricted cash	$—	$—	$223,027
Cash paid for income taxes	$17,806	$20,514	$13,710

See notes to consolidated financial statements.

46	Novell annual report 2003

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2003

A. Summary of Business Operations

      Novell, Inc. has been a thought leader in the field of computer networking since our development and release of NetWare® in 1983. Building on this foundation, we recently acquired two companies that are key players in the Linux market. As a result of our 20 years of experience as a leader in the field of computer networking, and the expertise in the companies that we recently acquired, we believe we employ some of the best engineers in the world. These engineers, in collaboration with our consulting professionals, create world-class information technology (“IT”) solutions. We are proud of our people, their skills, and the dedication they give the company. Leveraging this expertise, we expect to continue the evolution of our cross-platform strategy and become a leader in providing cross-platform solutions, web services, and identity management. During fiscal 2003, we announced our strategy to support Linux as well as NetWare, giving our customers a choice by providing Novell® products and services that run on both NetWare and Linux platforms. Our solutions leverage our network expertise and the Web to help to create a world without information boundaries.

      Networking is more than connecting computers together or routing and managing data. Networks are inherently a varied mix of business process, infrastructure, computer systems, applications, and other devices. Networking is about connecting people to each other and the information they need. We provide business solutions that work across multiple platforms and are designed to secure and empower the networked world, help organizations solve complex business challenges, simplify their systems and processes, and capture new opportunities. These include software applications and consulting services that are developed using open Internet standards and our own eDirectoryTM network infrastructure products. They support highly distributed network solutions and capitalize on the growth of the Internet. With both software and service offerings, we can determine how business solutions can be optimally used by our customers, and we can provide the framework and applications for managing, maintaining, and accessing the information and services of our customers’ networks. The outcome is a business solution that helps our customer deliver the right information, to the right individual, at the right time, and on the right device.

      Our strategy is to provide solutions that help our customers address their information needs. A significant aspect of our overall corporate strategy is to embrace the open source movement, specifically, the Linux operating system. This strategy benefits our customers by giving them expanded system and platform alternatives and by providing them with our trusted, proven expertise in both enterprise software and services so they can deploy Linux strategically.

B. Summary of Significant Accounting Policies

      The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements. We believe that a critical accounting policy is one that is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as the result of the need to make estimates about the effect of matters that are inherently uncertain.

          Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Novell, Inc., its subsidiaries and majority owned joint-ventures. All material inter-company accounts and transactions have been eliminated in consolidation.

Novell annual report 2003	47

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          Management’s Estimates and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

We are subject to a number of risks similar to those of other companies of similar size in our industry, including a recent history of pre-tax losses, rapid technological changes, competition, limited number of suppliers, customer concentration, integration of acquisitions, government regulations, management of international activities, and dependence on key individuals.

          Reclassifications

Certain amounts reported in prior years have been adjusted from what was previously reported to reflect certain reclassifications to conform to the current year’s presentation. In addition, we have reclassified certain amounts as previously reported in our quarterly financial results for the third quarter of fiscal 2003 as reported in Form 10-Q. We reclassified an intangible impairment loss of $23.6 million from other income (expense) to cost of revenue in the statement of operations, decreasing gross profit as reported by $23.6 million. We also reclassified a gain on the sale of our San Jose, California, facility in the amount of $24.9 million from other income (expense) to operating expenses in the statement of operations, decreasing total operating expenses by $24.9 million from the amount previously reported. The net impact of these two reclassifications is a $1.3 million increase in income from operations and no effect on the net loss as reported on Form 10-Q in the third quarter of fiscal 2003.

          Foreign Currency Translation

Due to increased activity in non-U.S. dollar currencies, beginning November 1, 2002, we determined the functional currency of all of our international subsidiaries, except for our Irish subsidiaries, to be the local currency. These subsidiaries generate and expend cash primarily in their respective local currencies. Assets and liabilities of these subsidiaries are translated at current month-end exchange rates. Revenue and expenses are translated monthly at the average monthly exchange rate. Such translation adjustments are recorded in accumulated other comprehensive income. Previously, the functional currency of our international subsidiaries, except Novell Japan, Novell India, and the international subsidiaries of Cambridge Technology Partners (“Cambridge”) and SilverStream Software, Inc. (“SilverStream”), was the U.S. dollar.

          Cash, Cash Equivalents, and Short-Term Investments

We consider all highly liquid debt instruments purchased with a term to maturity of three months or less to be cash equivalents. Short-term investments are widely diversified, consisting primarily of investment grade securities that either mature within the next 12 months or have other characteristics of short-term investments. These include:

•	Variable rate preferred stock instruments that are publicly traded and earn dividends periodically at a rate set in an auction. These instruments have auction dates within 180 days of the prior auction date.

48	Novell annual report 2003

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Fixed income securities, which have contractual maturities ranging from zero to seven years. These securities are available to be used for current operations and thus are classified as short-term investments, even though some maturities may extend beyond one year.

No other short-term investments have contractual maturities. All marketable debt and equity securities that are included in cash and short-term investments are considered available-for-sale and are carried at fair value. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income, net of tax, after any applicable tax valuation allowances (see Note O). Fair values are based on quoted market prices where available. If quoted market prices are not available, as in the case of municipal debt securities, we use third-party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. When securities are sold, their cost is determined based on the specific identification method.

          Concentrations of Credit Risk

Financial instruments that subject us to credit risk primarily consist of cash and cash equivalents, short-term investments, trade accounts receivable and long-term investments. Our credit risk is managed by investing cash and cash equivalents in high-quality money market instruments and securities of the U.S. government and its agencies. Accounts receivable include amounts owed by geographically dispersed end users, distributors, resellers, and original equipment manufacturer (“OEM”) customers. No collateral is required. We provide a standard right of return of 30 days. Provisions are provided for sales returns and bad debts. Provisions are based on historical experience and on specific customer situations. Accounts receivable are not sold or factored. There were no customers with outstanding receivable balances greater than 10% of total accounts receivable at October 31, 2003 or 2002. We generally have not experienced any material losses related to receivables from individual customers or groups of customers. Due to these factors, no significant additional credit risk, beyond amounts provided for, is believed by management to be inherent in our accounts receivable.

During the years ended October 31, 2003, 2002 and 2001 there were no customers who accounted for more than 10% of total net revenue.

          Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Property, plant and equipment are reviewed periodically for indicators of impairment and assets are written down as appropriate. Depreciation and amortization expense related to plant and equipment totaled $47 million, $58 million and $57 million, in fiscal 2003, 2002 and 2001, respectively. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets, or lease term, if shorter. Such lives are as follows:

Asset classification	Useful Lives

Buildings	30 years
Furniture and equipment	2 – 7 years
Leasehold improvements and other	3 – 10 years

Novell annual report 2003	49

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At October 31, property, plant and equipment consists of the following:

	October 31,	October 31,
	2003	2002

	(Amounts in thousands)
Buildings and land	$226,971	$317,456
Furniture and equipment	220,914	251,939
Leasehold improvements and other	91,454	95,108

Property, plant and equipment at cost	539,339	664,503
Accumulated depreciation	(283,813)	(295,314)

Property, plant and equipment, net	$255,526	$369,189

In May 2003, we completed the sale of our 512,000 square foot office complex, and approximately 48 acres of land in San Jose, California in two transactions for $125 million cash, resulting in a total net gain of approximately $24.9 million. In December 2001, we completed the sale of our 100,000 square foot office building in Herndon, Virginia for $16 million cash, resulting in a net gain of approximately $9 million.

At the beginning of fiscal 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. During the fourth quarter of fiscal 2002, we determined that there were indicators of impairment related to our facility in San Jose, California, and a small building in Provo, Utah, due to changes in the intended use of the facilities, as well as changes in local commercial real estate market conditions. We then performed an analysis of the properties undiscounted future cash flows and determined that their estimated future cost recovery was lower than the net book value of the assets recorded by the Company. Based on the results of this analysis, we obtained independent appraisals to determine the fair values of these properties. Based on the independent appraisals, we recorded a non-cash impairment charge of $80 million within operating expenses on the statement of operations. The building in Provo, Utah is classified as held and used because we do not have immediate plans to sell it. The facility in San Jose, California was sold in 2003 as described in the preceding paragraph. As of October 31, 2003, we have not identified any additional impairment of our long-lived assets.

          Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we do not amortize goodwill or intangibles with indefinite lives resulting from acquisitions. We review these assets periodically for potential impairment issues. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives.

          Disclosure of Fair Value of Financial Instruments

Our financial instruments mainly consist of cash and cash equivalents and short-term investments, accounts receivable, long-term investments, and accounts payable. The carrying amounts of our cash equivalents and short-term investments, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Long-term investments are accounted for initially at cost. The Company periodically reviews the realizability of each long-term investment when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the value of the

50	Novell annual report 2003

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments is deemed to exist, the carrying value of the investment is written down to its estimated fair value. We consider an impairment to be other than temporary when market evidence or issuer-specific knowledge does not reflect long-term growth to support current carrying values. As of October 31, 2003 and 2002, we did not hold any publicly-traded long-term equity securities.

          Revenue

Revenue from software license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. Allowances for estimated sales returns and allowances are recorded in the same period as the related revenue. We recognize revenue on the sale of shrink-wrapped box product through our distributor channel on a sell-through basis.

Revenue from maintenance contracts, support and other similar services, is recognized as services are performed. Certain sales require continuing service, support, and performance by us, and accordingly a portion of the revenue is deferred until the future service, support, and performance are provided. Revenue recognized on multiple-element arrangements is allocated to each element of the arrangement based on the relative fair values of the elements, which may include software products, unspecified product upgrade protection, software support services, consulting, and training. Fair value is determined by vendor-specific objective evidence of the price charged to other customers when each element is sold separately. We have established sufficient vendor-specific objective evidence of the fair value of all elements of a multiple element arrangement.

Consulting project contracts are either time-and-materials or fixed-price contracts. Revenue from consulting projects is recognized only if a signed contract exists, the fee is fixed or determinable, and collection of the resulting receivable is probable. Revenue from fixed-price contracts is recognized using the proportional performance method, using the estimated time-to-completion to measure the percent complete. The cumulative impact of any revision in estimates of the percent complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known.

Revenue includes reimbursable expenses charged to our clients. At the beginning of the second quarter of fiscal 2002, we adopted Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ’Out-of-Pocket’ Expenses Incurred” and began to account for reimbursements received for incurred out-of-pocket expenses as revenue and the related expenses as cost of revenue. The adoption of EITF Issue No. 01-14 did not have an impact on net earnings in any reported period. We restated the prior periods, thereby increasing revenue and cost of revenue by $11 million in fiscal 2001.

          Cost of Revenue

Amortization charges for developed technology are recorded as a cost of product revenue in the statements of operations.

          Expenses

Product development costs are expensed as incurred. Due to the use of the working model approach, capitalized development costs have not been material.

Novell annual report 2003	51

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising costs are expensed as incurred. Advertising expenses totaled $38 million, $20 million and $52 million, in fiscal 2003, 2002 and 2001, respectively.

          Stock-Based Compensation

We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We apply the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”.

At October 31, 2003, we had authorized several stock-based compensation plans which are more fully described in Note M. Under these plans, options to purchase shares of our common stock could be granted to employees, consultants, and outside directors. We apply the intrinsic value method and related interpretations in accounting for our stock-based compensation. We adopted the disclosure-only provisions of SFAS No. 148. Accordingly, no compensation expense (except compensation expense related to restricted stock purchase grants, below-market option grants, and grants to non-employees) has been recognized for our stock-based compensation. If compensation expense for our stock-based compensation had been determined based on the fair value of the stock grants, our net loss and net loss per share would have been the pro forma amounts indicated below:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2003	2002	2001

	(Amounts in thousands,
	except per share amounts)
Net loss:
As reported	$(161,904)	$(246,823)	$(272,870)
Less: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(28,753)	(63,086)	(84,828)
Add: total stock-based compensation expense recorded in the statement of operations	3,445	7,534	18,628

Pro forma	$(187,212)	$(302,375)	$(339,070)

Net loss per share:
As reported basic	$(0.44)	$(0.68)	$(0.82)
Pro forma basic	$(0.51)	$(0.83)	$(1.02)
As reported diluted	$(0.44)	$(0.68)	$(0.82)
Pro forma diluted	$(0.51)	$(0.83)	$(1.02)

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003, 2002 and 2001: a risk-free interest rate of approximately 2.8% for fiscal 2003, 3.6% for fiscal 2002, and 4.8% for fiscal 2001; a dividend yield of 0.0% for all years; a weighted-average expected life of five years for all years; and a volatility factor of the expected market price of our common stock of 0.85 for fiscal 2003, 0.87 for fiscal 2002, and 0.82 for fiscal 2001. The weighted-average fair value of options granted in fiscal 2003, 2002, and 2001 was $2.38, $1.70, and $3.52, respectively.

52	Novell annual report 2003

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not recognize compensation expense related to employee purchase rights under the Novell, Inc. 1989 Employee Stock Purchase Plan. Pro forma compensation expense is estimated for the fair value of the employees’ purchase rights using the Black-Scholes model with the following assumptions for the rights granted in fiscal 2003, 2002, and 2001: a dividend yield of 0.0% for all years; an expected life of six months for all years; an expected volatility factor of 0.85 for fiscal 2003, 0.87 for fiscal 2002, and 0.82 for fiscal 2001; and a risk-free interest rate of approximately 1.1% for fiscal 2003, 1.5% for fiscal 2002, and 4.4% for fiscal 2001. The weighted-average fair value of the purchase rights granted on April 18, 2003, October 21, 2002, April 22, 2002, October 22, 2001, April 23, 2001, and October 23, 2000, was $0.99, $0.93, $1.50, $1.52, $1.78, and $3.10, respectively.

          Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, “Earnings per Share”. Basic net income loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock options, warrants, and convertible securities. Dilutive earnings per share include the dilutive effects of stock options, warrants, and convertible securities. The effects of stock options have not been included in fiscals 2003, 2002 or 2001 diluted loss per share, as their effect would have been anti-dilutive.

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2003	2002	2001

	(Amounts in thousands,
	except per share data)
Basic net loss per share computation:
Net loss	$(161,904)	$(246,823)	$(272,870)
Weighted-average shares outstanding	370,545	363,569	332,582

Basic net loss per share	$(0.44)	$(0.68)	$(0.82)

Diluted net income per share computation:
Net loss	$(161,904)	$(246,823)	$(272,870)
Weighted-average shares outstanding	370,545	363,569	332,582
Incremental shares attributable to the assumed exercise of outstanding options (treasury stock method)	—	—	—

Diluted weighted-average shares outstanding	$370,545	$363,569	$332,582

Diluted net loss per share	$(0.44)	$(0.68)	$(0.82)

Had we recognized net income in fiscal 2003, 2002 and 2001, incremental shares attributable to the assumed exercise of outstanding options would have increased diluted shares outstanding by 50,497, 70,308 and 50,983 shares, respectively.

Novell annual report 2003	53

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          Change In Accounting Principle

          Adoption of SFAS No. 142

On November 1, 2001, we adopted SFAS No. 142, resulting in a transitional goodwill impairment loss recorded as a change in accounting principle. See Note F for further details regarding the impairment loss.

          Revenue Recognition

Prior to fiscal 2001, we recognized product revenue from sales to distribution channel partners upon shipment to the partner, and provided a reserve for contractual return obligations and other estimated product returns. Effective November 1, 2000, we changed our method of accounting for revenue related to these product sales to recognize such revenue upon the sell-through of the respective product from the distribution channel partner to the reseller or end user. We believe this change in accounting principle is preferable based on guidance provided in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The $11 million ($0.03 per share) charge for the cumulative effect of the change (after reduction for income taxes of $6 million) was included in income in the first quarter of fiscal 2001. Also, during the three months ended January 31, 2001, we recognized $7 million in revenue that was included in the cumulative effect adjustment at November 1, 2000. The effect of that revenue on the first quarter was to increase net income by $5 million ($0.01 per share).

Had we reported under our previous method of accounting for revenue recognition, the effect on earnings without consideration of the cumulative effect of the change would have been a decrease in earnings of approximately $10 million, or $0.03 per share, during fiscal 2001. The pro forma amounts presented in the consolidated statements of income were calculated assuming the accounting change was made retroactively to prior periods.

          Derivative Instruments

A large portion of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro, Japanese yen, and certain other European, Latin American and Asian currencies. To protect against reductions in value caused by changes in foreign exchange rates, we have established balance sheet and inter-company hedging programs. We hedge currency risks of some assets and liabilities denominated in foreign currencies through the use of one-month foreign currency forward contracts.

We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the year-end, the fair value of the derivatives as of October 31, 2003 is insignificant. Gains and losses recognized during the year on these foreign currency contracts are recorded as other income or expense and would generally be offset by corresponding losses or gains on the related hedged items, resulting in negligible net exposure to our financial statements. We do not currently hedge currency risks related to revenue or expenses denominated in foreign currencies.

          Recent Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, which provides companies with alternative methods of transition to the fair value method of accounting for stock-based employee compensation. We use the intrinsic value method of accounting for stock based

54	Novell annual report 2003

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee compensation, and have not elected the fair value-based method of accounting. SFAS No. 148 also amends the disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, as reflected in Note B to the consolidated financial statements. Finally, SFAS No. 148 requires disclosure about those effects in future interim financial information.

In January 2003, the FASB issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 were revised in December 2003 to be effective for financial statements periods ended after December 15, 2003. We do not have any arrangements with variable interest entities that will require consolidation of their financial information in our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have an effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, which for Novell, was the fourth quarter of 2003. The adoption of this Statement did not have an effect on our financial statements.

C. Acquisitions

     Ximian, Inc.

      Pursuant to the terms of an Agreement and Plan of Merger, dated as of August 4, 2003 by and among Novell, Foxboro Acquisition Corp., a wholly owned subsidiary of Novell (“Foxboro”), and Ximian, Inc. (“Ximian”), Foxboro commenced a purchase of all of the outstanding shares of Ximian common stock for approximately $41 million consisting of cash consideration of $40 million and estimated transaction costs of $1 million. On August 4, 2003, we completed our acquisition of Ximian by merging Foxboro into Ximian. This transaction was accounted for as a purchase. Ximian’s results of operations have been incorporated into Novell’s beginning on the acquisition date of August 4, 2003.

Novell annual report 2003	55

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The value of the acquisition was preliminarily allocated as follows:

	Estimated
	Acquisition Cost	Asset Life (in years)

	(In thousands)
Adjusted net tangible assets acquired	$161	N/ A
Intangible assets:
Purchased in-process research and development	920	Expensed in fiscal 2003
Developed technology	3,532	3 years
Customer relationships	307	3 years
Trademarks/trade names	755	Indefinite
Goodwill	35,002	Indefinite

	$40,677

      The allocation will be adjusted as integration plans are finalized, as allowed by SFAS No. 141, “Business Combinations.” There are no other outstanding contingencies that could affect the allocation. We used an independent valuation firm to value the intangible assets.

      Goodwill from the Ximian acquisition resulted from our belief that the technology Ximian had developed is valuable to our product offerings. We also believed it was more beneficial to acquire such technology rather than to develop it in-house. The goodwill from the Ximian acquisition was allocated to our geographic segments. Revenue from Ximian® products will be included in the “Cross-Platform Services” solutions group.

      Net tangible assets of Ximian consisted mainly of cash and cash equivalents, accounts receivable, fixed assets, accounts payable, and other liabilities.

      The $.92 million of in-process research and development pertained to technology that was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, and was not ready for initial customer testing. Shortly before the acquisition, Ximian released its latest version of each of its products, thus there was minimal in-process research and development at the acquisition date. In-process research and development was valued based on discounting forecasted cash flows directly from the related products. Completion of development of these products is dependent upon us delivering our Linux applications products and successfully integrating Ximian. The in-process research and development did not have any alternative future use and did not otherwise qualify for capitalization.

      Developed technology relates to Ximian’s products that are commercially available and can be combined with our current products and services. To determine the value of developed technology, the expected future cash flow attributable to the products was discounted taking into account the risk associated with these assets. The analysis resulted in a valuation of approximately $5.75 million (on a pretax basis) for developed technology, which had reached technological feasibility.

      The value of trademarks and trade names was determined based on assigning a royalty rate to the revenue streams expected from the products using the Ximian trade names. The royalty rate was determined based on trade name recognition, marketing support, and contribution of the trade name’s value relative to the revenue drivers. A pre-tax royalty rate of one percent was applied to the product revenue and discounted to a present value, resulting in a valuation of approximately $1.23 million (on a pre-tax basis).

56	Novell annual report 2003

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

                  SilverStream Software, Inc.

      In July 2002, we acquired all of the outstanding shares of SilverStream at a price of $9.00 per share. At the closing date of the merger, approximately 23.5 million shares of SilverStream common stock were outstanding, resulting in a total cash acquisition price of $211 million. Direct transaction costs were approximately $4 million and the fair value of SilverStream stock options assumed, both vested and unvested, totaled $29 million.

      With respect to stock options assumed as a part of the merger, all SilverStream options, vested and unvested, were exchanged for Novell options with the same terms and vesting characteristics. The fair value of these options was included in the acquisition purchase price. The portion of the intrinsic value related to unvested options that will be earned over the remaining vesting period of those options has been deducted from the fair value of the unvested options and recorded as deferred compensation. This deferred compensation will be amortized over the remaining vesting period of approximately two years, in accordance with FIN 44 “Accounting for Certain Transactions Involving Stock Compensation”. In total, options to purchase approximately 5 million shares of SilverStream common stock were converted into options to purchase approximately 15 million shares of Novell, Inc. common stock using a conversion ratio of 3.0518.

      The fair value of the options was determined using the Black-Scholes model using the following assumptions:

•	Fair market value of the underlying shares was based on the average closing price of Novell’s common stock on June 10, 2002, and the three days prior to and subsequent to that date.

•	Expected option life of 2-5 years.

•	Expected volatility of 80%.

•	Risk free interest rate of 5%.

•	Expected dividend rate of 0%.

      The value of the acquisition was allocated as follows:

	Acquisition Cost	Asset Life (in years)

	(Amounts in
	thousands)
Adjusted net tangible assets acquired	$86,083	N/A
Deferred compensation	4,826	2 years
Intangible assets:
Purchased in-process research and development	3,000	Expensed in fiscal 2002
Developed technology	19,800	3 years
Trademarks/trade names	2,200	Indefinite
Goodwill	127,935	Indefinite

	$243,844

      Goodwill from the acquisition resulted from our belief that the technology SilverStream had developed is valuable to our web services product offerings. We also believe it was more beneficial to acquire such technology rather than develop it in-house. The goodwill from the SilverStream acquisition was allocated to our geographic segments and is included in our web directory services group of products.

Novell annual report 2003	57

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net tangible assets of SilverStream consisted mainly of cash and cash equivalents, accounts receivable, fixed assets, accounts payable, and other liabilities.

      The value of deferred compensation of approximately $5 million represents the intrinsic value of the unvested options assumed by us as determined under the guidance of FIN 44.

      The $3 million of in-process research and development pertains to replacement and enhancement technology that was included in the next versions of the exteNdTM product suite, and was not currently technologically feasible, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, and was not ready for initial customer testing. Shortly before the acquisition, SilverStream released its latest version of each of the products in the exteNd suite, thus there was minimal in-process research and development at the acquisition date. In-process research and development was valued based on discounting forecasted cash flows directly from the related products. Completion of development of the future upgrades of these products is dependant upon the delivery of our web services products and successfully integrating SilverStream. The in-process research and development did not have any alternative future use and did not otherwise qualify for capitalization.

      Developed technology related to SilverStream’s exteNd products that were currently shipping and could be combined with our current products and services. To determine the value of developed technology, the expected future cash flow attributable to the exteNd products was discounted taking into account risk associated with these assets relative to the in-process research and development. The analysis resulted in a valuation of approximately $20 million (on a pre-tax basis) for developed technology, which had reached technological feasibility.

      The value of trademarks and trade names was determined based on assigning a royalty rate to the revenue streams expected from the products using the exteNd trade names. The royalty rate was determined based on trade name recognition, marketing support and contribution of the trade name’s value relative to the revenue drivers. A pre-tax royalty rates of 0.5 percent was applied to the anticipated product revenue and discounted to a present value, resulting in a valuation of approximately $2 million (on a pre-tax basis).

      Our statement of operations includes SilverStream results for the period July 20, 2002 through October 31, 2002 and for the full fiscal year 2003. The unaudited pro forma consolidated statement of operations data for fiscal years 2002 and 2001 set forth below gives effect to the acquisition of SilverStream as if it had occurred on November 1, 2000. The unaudited pro forma results for these periods include an adjustment to reflect amortization of intangibles recorded in conjunction with the acquisition and the adoption of SFAS 142 at the beginning of each of these periods.

	Fiscal Year Ended

	October 31,	October 31,
	2002	2001

	(Amounts in thousands,
	except per share data)
Net revenue	$1,162,176	$1,135,072
Net loss before accounting change	(189,909)	(326,538)
Net loss	(333,645)	(337,620)
Net loss per share — basic and diluted	$(0.92)	$(1.02)

58	Novell annual report 2003

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

                  Cambridge Technology Partners

      On July 10, 2001, the stockholders of Cambridge approved the acquisition of Cambridge by Novell and beginning July 11, 2001, the Cambridge results of operations were included in Novell’s financial statements. The Company issued 0.668 shares of its common stock for each share of Cambridge common stock outstanding on July 10, 2001. The transaction was accounted for as a purchase, and the fair value of the consideration was approximately $261 million, of which $251 million related to the number of shares exchanged at a per share value of $5.907 (the average closing price of a share of Novell common stock for the seven-trading-day period beginning three days before the announcement date of the acquisition), and $10 million related to direct transaction costs. The value of the acquisition was allocated as follows:

(Amounts in thousands)
Cash	$72,358
Accounts receivable, net	61,825
Other current assets	86,699
Net fixed assets and other assets	77,751
Liabilities assumed	(218,050)
Goodwill	180,460

Total purchase consideration	$261,043

      Assumed liabilities include approximately $109 million of estimated merger-related costs, including costs to exit certain activities of Cambridge. These costs included approximately $12 million to involuntarily terminate and relocate certain Cambridge employees, approximately $18 million to exit certain Cambridge facilities, approximately $77 million related to a valuation allowance on Cambridge deferred tax assets, and approximately $2 million for other related costs. Deferred tax assets are discussed in Note G.

      The Company did not amortize the goodwill associated with the Cambridge acquisition but does review goodwill periodically for potential impairment issues under the guidance of SFAS No. 142. Based on the Company’s initial analysis under SFAS No. 142, performed as of November 1, 2001, the Company recorded an impairment charge of $144 million related to goodwill acquired as a part of the Cambridge acquisitions. See Note F for further information regarding this charge.

      The unaudited pro forma consolidated statement of operations data for fiscal years 2001 and 2000 set forth below gives effect to the acquisition of Cambridge as if it occurred on November 1, 1999. The unaudited pro forma results for this period include an adjustment to reflect amortization of goodwill recorded in conjunction with the acquisition. The basic and diluted net loss per share amounts are computed using the weighted-average number of shares of common stock outstanding after the issuance of the Company’s common stock to acquire the outstanding shares of Cambridge.

Novell annual report 2003	59

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended

	October 31,	October 31,
	2001	2000

	(Amounts in thousands,
	except per share data)
Net revenue	$1,340,982	$1,764,705
Net loss before accounting change	(370,310)	(61,446)
Net loss	(381,358)	(61,446)
Net loss per share — basic	$(1.04)	$(0.17)
Net loss per share — diluted	$(1.04)	$(0.16)

D.     Cash and Short-Term Investments

      Following is a summary of our cash and short-term investments at October 31, 2003 and 2002:

				Fair
				Market
	Cost at	Gross	Gross	Value at
	October 31,	Unrealized	Unrealized	October 31,
	2003	Gains	Losses	2003

	(Amounts in thousands)
Cash and cash equivalents:
Cash	$150,147	$—	$—	$150,147
Corporate debt	11,600	—	—	11,600
U.S. Government and Agency Securities	45,069	—	—	45,069
Money market funds	160,116	—	—	160,116

Total cash and cash equivalents	366,932	—	—	366,932

Short-term investments:
Variable rate instruments	76,600	14	(7)	76,607
U.S. Government and Agency Securities	115,538	388	(127)	115,799
Corporate debt	186,242	1,326	(209)	187,359
Equity securities	4,742	413	—	5,155

Total short-term investments	383,122	2,141	(343)	384,920

Total cash and short-term investments	$750,054	$2,141	$(343)	$751,852

60	Novell annual report 2003

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

      We had net unrealized gains related to short-term investments, net of deferred taxes, of $1 million and $2 million at October 31, 2003 and 2002, respectively. We realized gains on the sales of securities of $2 million, $8 million, and $11 million, in fiscal 2003, 2002, and 2001, respectively, while realizing losses on sales of securities of $1 million, $1 million, and $2 million, during those same periods, respectively. In addition, during fiscal 2002 we recognized a $3 million loss on short-term investments due to a change in market value that was considered to be other-than-temporary.

E.     Long-Term Investments

      The primary components of long-term investments as of October 31, 2003 and 2002 were investments made through the Novell Venture account, Cambridge Technology Capital Fund I L.P. (“CTC I”), or directly by us for strategic direct investments in private long-term equity securities. Long-term investments are accounted for initially at cost and written down to fair market value when indicators of impairment are deemed to be other than temporary.

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

      We routinely review our investments in private securities and venture funds for impairment. During fiscal 2003, 2002, and 2001 we recognized impairment losses on long-term investments totaling $35 million, $54 million and $177 million, respectively. As of October 31, 2003 and 2002, there were no unrealized losses on public long-term equity securities.

Novell annual report 2003	61

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

F. Goodwill and Intangible Assets

Goodwill

      Goodwill includes approximately $127 million from the July 2002 acquisition of SilverStream, approximately $43 million from the July 2001 acquisition of Cambridge, approximately $35 million from the August 2003 acquisition of Ximian, and approximately $9 million related to the acquisition of several small technology-related companies. Goodwill has been allocated to our operating segments which are:

•	Americas — includes the United States, Canada, and Latin America

•	EMEA — includes Eastern and Western Europe, Middle East, and Africa

•	Asia Pacific — includes China, Japan, Southeast Asia, Australia, New Zealand, and India

•	Celerant Management Consulting

      The following is a summary of goodwill, which has been reallocated to these new segments, which we consider to be reporting units for allocating and evaluating goodwill:

	Americas	EMEA	Asia Pacific	Celerant	Total

	(In thousands)
Balance as of November 1, 2002	$69,842	$60,447	$6,745	$42,500	$179,534
Acquisition of Ximian	17,598	14,204	3,200	—	35,002
Adjustments*	(623)	(551)	(62)	—	(1,236)

Balance as of October 31, 2003	$86,817	$74,100	$9,883	$42,500	$213,300

      * Adjustments relate to the determination of contingencies related to the acquisition of SilverStream merger-related liabilities.

      We adopted SFAS No. 142 in the first quarter of fiscal 2002. The following table shows what net loss would have been had SFAS No. 142 been applied at the beginning of fiscal 2001:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2003	2002	2001

	(Amounts in thousands)
Loss before extraordinary item:
As reported	$(161,904)	$(103,121)	$(261,822)
Pro forma	$(161,904)	$(103,121)	$(258,894)
Net loss:
As reported	$(161,904)	$(246,823)	$(272,870)
Pro forma	$(161,904)	$(246,823)	$(269,942)
Basic and diluted net loss per share:
As reported	$(0.44)	$(0.68)	$(0.82)
Pro forma	$(0.44)	$(0.68)	$(0.81)

      SFAS No. 142 also required that companies perform an impairment test within six months of adopting the statement. Steps required in the impairment test include: Step 1 — identifying reporting units, assigning assets and liabilities to the reporting units, assigning goodwill to reporting units, and determining if the fair value of each reporting unit is less than its carrying amount. If the fair value of any reporting unit is below carrying value, Step 2 — determining the impairment amount — is performed. Upon adoption, we completed

62	Novell annual report 2003

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our initial impairment test during the second quarter of fiscal 2002. In Step 1, we reviewed our three operating segments at that time (product, consulting, and Volera), and determined our four reporting units (product, Volera, IT consulting, and Celerant management consulting). Our consulting segment was further segmented into two reporting units (IT consulting and Celerant management consulting), based on our internal reporting structure and because the units do not share the same customer base or offer similar services. Based on the present value of expected future cash flows and analysis of qualitative factors, we determined that the IT consulting unit had a fair value that was less than its carrying amount. Step 2 was then performed for this unit to determine the impairment amount, resulting in a transitional goodwill impairment charge of $144 million as of November 1, 2001, which was recorded as a cumulative effect of an accounting change in our Consolidated Statements of Operations. The decline in fair value of the IT consulting unit was primarily due to a softening in the consulting and technology markets as well as the global economy, causing a sharp decline in IT consulting revenue and profitability.

      In the fourth quarter of fiscal 2003, we performed our annual goodwill impairment test under SFAS No. 142. This test was performed as of August 1, 2003. To estimate the fair value of our current reporting units, management made estimates and judgments about future cash flows based on assumptions that are consistent with our fiscal 2004 budget and long-range plans used to manage the business. We also considered our market capitalization as of August 1, 2003, the date of our testing. Based on the results of our Step 1 analysis, we determined that no goodwill impairment existed in any of our reporting units.

      Changes to the estimates used in the Step 1 analysis, including estimated future cash flows, could cause one or more of the reporting units to be valued differently in future periods. Future analysis could possibly result in a non-cash goodwill impairment charge of up to $213 million, the full amount of our goodwill, depending on the estimated value of the reporting units and the value of the net assets attributable to those reporting units at that time.

Intangible Assets

      The following is a summary of intangible assets, net of accumulated amortization:

	October 31,	October 31,
	2003	2002

	(Amounts in thousands)
Developed technology	$8,410	$32,769
Trade names	2,390	3,582

Total intangible assets	$10,800	$36,351

      Developed technology at October 31, 2003, related primarily to the cross-platform services product line as a result of our August 2003 acquisition of Ximian and the exteNd product line that we acquired as a part of our July 2002 acquisition of SilverStream. Trade names relate to the Ximian and SilverStream individual product names, which we continue to use. During the third quarter of fiscal 2003, we determined that impairment indicators existed related to the developed technology and trade names we acquired from SilverStream as a result of unexpected revenue declines and the evident failure to achieve revenue growth targets for the exteNd products. Based on an independent valuation of these assets, we recorded a $23.6 million charge to cost of revenue to write down these assets to estimated fair value, which was determined by the net present value of future estimated revenue streams attributed to these assets.

      Because certain intangible assets were determined to be impaired, we also analyzed our other long-lived assets for indicators of impairment. This included goodwill and fixed assets acquired from SilverStream.

Novell annual report 2003	63

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill is reflective of the segment to which it is allocated, not necessarily the company or technology from which it originated, thus the analysis of goodwill is performed on a geographic segment basis. No indicators of impairments were noted. Fixed assets consisted mainly of computers and software, none of which had become impaired. Our annual goodwill impairment analysis is performed during our fourth fiscal quarter of each year.

      Intangible assets are shown net of accumulated amortization of $11 million in fiscal 2003 and $6 million in fiscal 2002. Amortization of intangibles is estimated to be approximately $3 million in fiscal 2004, $3 million in fiscal 2005, and $2 million in fiscal 2006.

G. Income Taxes

      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that we record deferred tax assets and liabilities based upon the future tax consequence of differences between the book and tax basis of assets and liabilities, and other tax attributes. SFAS No. 109 also requires that we assess the ability to realize deferred tax assets based upon a “more likely than not” standard and provide a valuation allowance for any tax assets not deemed realizable under this standard. The components of income tax expense (benefit) consist of the following:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2003	2002	2001

	(Amounts in thousands)
Income tax expense (benefit):
Current:
Federal	$—	$—	$—
State	800	1,488	555
Foreign	23,512	19,625	16,851

Total current income tax expense	24,312	21,113	17,406

Deferred:
Federal	88,747	(14,696)	(35,475)
State	(4,222)	(5,093)	(4,412)
Foreign	(1,943)	9,572	7,537

Total deferred income tax benefit	82,582	(10,217)	(32,350)

Total income tax expense (benefit)	$106,894	$10,896	$(14,944)

64	Novell annual report 2003

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Differences between the U.S. statutory and effective tax rates are as follows:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2003	2002	2001

U.S. statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax effect	(4.0)	(2.5)	(0.9)
Research and development tax credits	(6.7)	(4.2)	(1.9)
Tax exempt income	—	(0.9)	(1.2)
Foreign income taxed at different rates than U.S. statutory rate	(9.8)	(8.0)	—
Foreign losses not deductible in the U.S.	4.0	5.9	2.1
Valuation allowances	205.2	53.1	30.8
Reversal of permanently invested earnings	32.9	—	—
Other, net	7.7	3.4	0.7

Effective tax (benefit) rate	194.3%	11.8%	(5.4)%

      Domestic and foreign components of loss before taxes are as follows:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2003	2002	2001

	(Amounts in thousands)
Domestic	$(129,395)	$(168,341)	$(309,864)
Foreign	74,385	76,116	33,098

Total loss before taxes	$(55,010)	$(92,225)	$(276,766)

Cash paid for income taxes	$17,806	$20,514	$13,710

Novell annual report 2003	65

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of deferred tax assets at October 31, 2003 and 2002 are as follows:

	October 31,	October 31,
	2003	2002

	(Amounts in thousands)
Deferred income taxes:
Deferred tax assets:
Accruals	$25,332	$25,692
Capital loss carryforward	40,053	39,538
Credit carryforwards	134,093	121,065
Depreciation	—	11,815
Net operating loss carryforwards	237,421	179,033
Intangibles from acquisitions	3,856	—
Investment impairments	56,081	46,105
Receivable valuation accounts	5,848	15,973
Unrealized loss on investments	44,385	44,269
Other items	(664)	1,392

Gross deferred tax assets	546,405	484,882
Valuation allowance	(476,617)	(346,032)

Total deferred tax assets	69,788	138,850
Deferred tax liabilities:
Depreciation	(7,660)	—
Foreign earnings	(62,128)	(39,302)
Intangibles from acquisitions	—	(4,021)

Total deferred tax liabilities	(69,788)	(43,323)

Net deferred tax assets	$—	$95,527

      We perform quarterly and annual assessments of the realization of our deferred tax assets considering all available evidence, both positive and negative. As a result of these assessments, we previously established valuation allowances on select deferred tax assets that were considered to be at risk due to their unique characteristics and limitations, such as capital loss carryovers and acquired tax attributes. Through the third quarter of fiscal 2003, we concluded that it was more likely than not that the remaining recognized deferred tax assets would be realized. The valuation allowance established in the fourth quarter of fiscal 2003 was recorded as a result of our analysis of the facts and circumstances at that time, which led us to conclude that we could no longer forecast future U.S. taxable income under the more likely than not standard required by SFAS No. 109. The Company’s cumulative pre-tax book loss for three consecutive years ended October 31, 2003, imposed a high standard for compelling, positive evidence of the likelihood of, and ability to forecast, future taxable income in the near term. As a result, in the fourth fiscal quarter 2003, we provided a full valuation allowance against net deferred tax assets carried on our balance sheet. The valuation allowance on deferred tax assets increased by $131 million, $98 million, and $175 million in 2003, 2002, and 2001, respectively.

      As of October 31, 2003, we had U.S. net operating loss carryforwards for federal tax purposes of approximately $438 million. If not utilized, these carryforwards will expire in fiscal years 2020 through 2023. These amounts do not include an additional $268 million in net operating loss carryforwards from acquired

66	Novell annual report 2003

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

companies that will expire in years 2010 through 2022. These loss carryforwards from acquired companies can be utilized to offset future taxable income, but are subject to certain annual limitations. In addition, we have approximately $19 million of foreign loss carryforwards, of which $1 million, $7 million, $4 million, and $2 million are subject to expiration in years 2004, 2006, 2007, and 2008, respectively. The remaining losses do not expire. We have $104 million in capital loss carryforwards, which, if not utilized, will expire in fiscal years 2006 through 2008. We have foreign tax credit carryforwards of $32 million that expire between 2004 and 2008, and general business credits carryforwards of $86 million that expire between 2018 and 2023. The remaining credits do not expire.

      As of October 31, 2003, deferred tax assets of approximately $40 million pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. In addition, deferred tax assets of approximately $44 million pertain to unrealized losses on investments. A valuation allowance was provided for these amounts. When recognized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders’ equity. Deferred tax assets of $131 million relate to acquired entities. These acquired deferred tax assets are subject to limitation under the change of ownership rules of the Internal Revenue Code and have been fully valued. Of this, $7 million related to deferred tax assets from the Ximian acquisition. This acquired deferred tax assets subject to limitation under the change of ownership rules of the Internal Revenue Code, and is fully reserved. Any future benefit relating to these deferred tax assets will first reduce goodwill relating to the acquisition, second reduce other non-current intangible assets relating to the acquisition, and third reduce income tax expense.

      In conjunction with our decision to provide a full valuation allowance on our net deferred tax assets, we also recorded a deferred tax liability for our foreign earnings that were previously considered permanently invested. This resulted in an additional deferred tax liability of $18.1 million.

H. Restructuring Charges

      During the third quarter of fiscal 2003, we recorded a pre-tax restructuring charge of approximately $27.8 million resulting from the restructuring of our operations in response to changes in general market conditions, changing customer demands, and the evolution of our business strategy relative to the identity management and web services areas of our business and our revised strategy. This strategy includes plans to support Linux in addition to NetWare, by offering our products and services that run on both NetWare and Linux platforms. Specific actions taken included reducing our workforce worldwide by approximately 600 employees (approximately 10%) across all functions and geographies, with a majority coming from product development, sales, and general and administrative functions, primarily in the United States. In addition, we consolidated facilities and disposed of excess equipment. By reporting segment, the Americas accounted for $19.4 million of the restructuring charge, EMEA accounted for $6.0 million, and Asia Pacific accounted for $2.4 million.

      During the fourth quarter of fiscal 2003, we accrued an additional $10 million related to the fiscal 2003 restructuring plan as a result of the completion of restructuring activities undertaken in the previous quarter. The additional accrual relates mainly to the severance of approximately 100 employees across all functional areas and the closing of excess facilities. Such activities occurred mostly in the Americas reporting segment.

Novell annual report 2003	67

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity during fiscal 2003 related to this restructuring:

				Balance at
	Original	Cash	Non-Cash	October 31,
	Charge	Payments	Adjustments	2003

	(Amounts In thousands)
Severance and benefits	$20,287	$(17,163)	$3,755	$6,879
Excess facilities and property and equipment	5,778	(3,079)	5,735	8,434
Other restructuring-related costs	1,729	(423)	536	1,842

	$27,794	$(20,665)	$10,026	$17,155

      As of October 31, 2003, the remaining balance of the third quarter of fiscal 2003 restructuring charge included accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period, not to exceed two years, lease costs for redundant facilities, which will be paid over the respective remaining contract terms, and various severed employee related costs, which will be paid over the next four quarters.

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

      During the second quarter of fiscal 2002, we recorded a pre-tax restructuring charge of approximately $20 million. The charge was a result of our continued move towards becoming a business solutions provider, addressing changes in the market due to technology changes, and becoming more customer-focused. Specific actions taken included reducing our workforce worldwide by approximately 50 employees (less than 1%) across all functional areas, consolidating facilities, closing offices in unprofitable locations, and disposing of excess property and equipment. The following table summarizes the activity during fiscal 2003 related to the second quarter fiscal 2002 restructuring:

	Balance at			Balance at
	October 31,	Cash	Non-Cash	October 31,
	2002	Payments	Charges	2003

	(Amounts in thousands)
Severance and benefits	$4,258	$(3,152)	$(100)	$1,006
Excess facilities and property and equipment	4,221	(4,460)	4,381	4,142
Other restructuring-related costs	300	—	—	300

	$8,779	$(7,612)	$4,281	$5,448

      As of October 31, 2003, the remaining balance of the second quarter 2002 restructuring charge included accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period, and redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

68	Novell annual report 2003

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the second quarter of fiscal 2002, we also released approximately $1.3 million of excess accruals related to a fiscal 2000 restructuring, which reduced the restructuring costs reflected on the statement of operations for the fiscal year 2002. These excess accruals relate to facilities and legal costs that were not required.

      At the end of the fourth quarter of fiscal 2001, we recorded $51 million of pre-tax restructuring charges resulting from changes in general market conditions, changing customer demands, and our evolution of our business strategy. This business strategy focused on business solutions designed to secure and power the networked world across leading operating systems. The execution of this strategy included refining our consulting initiatives, refocusing research and development efforts, defining sales and marketing efforts to be more customer and solutions-oriented, and adjusting the overall cost structure, given current revenue levels and our direction.

      Specific actions included reducing our workforce worldwide by approximately 1,100 employees (approximately 16%), consolidating excess facilities and disposing of excess property and equipment, terminating a management consulting contract that no longer fit with our strategic focus, and abandoning and writing off technologies that no longer fit within our new strategy. We also realigned our remaining resources to better manage and control our business.

      The following table summarizes the costs and activities during fiscal 2003 related to the fourth quarter 2001 restructuring:

	Balance at		Non-Cash	Balance at
	October 31,	Cash	Charges/	October 31,
	2002	Payments	Adjustments	2003

	(Amounts in thousands)
Severance and benefits	$1,117	$(1,013)	$—	$104
Excess facilities and property and equipment	4,651	(2,181)	262	2,732
Other restructuring-related costs	624	(439)	—	185

	$6,392	$(3,633)	$262	$3,021

      As of October 31, 2003, the remaining balance of the fourth quarter 2001 restructuring charge included accrued liabilities largely related to redundant facilities costs, which will be paid over the respective remaining lease terms.

      During the third quarter of fiscal 2001, we recorded a restructuring charge of approximately $30 million, pre-tax, as a result of our acquisition of Cambridge, and changes in our business to move towards a business solutions strategy.

Novell annual report 2003	69

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Specific actions included reducing our workforce worldwide by approximately 280 employees (approximately 5% before the addition of Cambridge) across all functional areas, consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within the our new integrated strategy, and discontinuing unprofitable product lines. The following table summarizes the activity during fiscal 2003 related to the third quarter 2001 restructuring costs.

	Balance at			Balance at
	October 31,	Cash	Non-Cash	October 31,
	2002	Payments	Charges	2003

	(Amounts in thousands)
Excess facilities and property and equipment	$3,889	$(1,914)	$678	$2,653
Other restructuring-related costs	137	(137)	—	—

	$4,026	$(2,051)	$678	$2,653

      As of October 31, 2002, the remaining balance of the third quarter 2001 restructuring charge was comprised of accrued liabilities largely related to excess facilities costs, which will be paid over the respective remaining lease terms.

I. Line of Credit

      We currently have a $15 million bank line of credit, $13 million of which is secured. The line of credit expires on April 1, 2004. The line is used primarily for letter of credit purposes and is subject to the terms of a loan agreement containing financial covenants and restrictions, none of which are expected to significantly affect our operations. At October 31, 2003, there were standby letters of credit of $13 million outstanding under this agreement.

      In addition, at October 31, 2003, we had outstanding letters of credit of an insignificant amount at some other banks, all of which have also been collateralized.

      Our subsidiary in China has a $0.9 million short-term revolving line of credit, which expires on February 29, 2004. The line is being used for our China operations, where there are restrictions on transfers of cash into the country. This line is collateralized by standby letters of credit, discussed above. At October 31, 2003, there was $0.9 million outstanding under this revolving line.

J. Guarantees

      During the first quarter of fiscal 2002, we sold our subsidiary in the Czech Republic. As a part of this transaction, we provided a guarantee to the landlord of the building we lease in the Czech Republic whereby we agreed to pay any and all monies due under the lease, including legal fees if the new lessee defaults on the lease. During fiscal 2003, we paid approximately $100,000 against this guarantee and have accrued an additional $0.7 million, which represents our liability exposure if the new lessee continues in default, excluding legal fees.

      As an element of our standard contract terms, we include an indemnification clause in our agreements with our customers that indemnifies the licensee against certain liability and damages arising from intellectual property infringement claims arising from their use or distribution of our software. These terms are relatively common in the high-technology industry. We do not record a liability for potential litigation claims related to indemnification agreements with our customers. We do not believe the likelihood of a material obligation is probable.

70	Novell annual report 2003

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K. Commitments and Contingencies

      The Board of Directors has established the Novell Venture account within our investment portfolio for the purpose of promoting our business and strategic objectives by making investments in private companies, mainly small capitalization stocks in the high-technology industry sector, and in funds managed by venture capitalists for the promotion of our business and strategic objectives. As of October 31, 2003, we had a carrying value of $50 million related to investments in various venture capital funds and had commitments to contribute an additional $56 million to these funds, of which approximately $19 million could be contributed in fiscal 2004, approximately $16 million in fiscal 2005, and approximately $21 million thereafter as requested by the fund managers. We, through our acquisition of Cambridge, also own both limited and general partnership interests in the CTC I of approximately 24%. As of October 31, 2003, we had an investment balance of $0.2 million in CTC I and had commitments to contribute an additional $0.3 million through 2007.

      As of October 31, 2003, we have various operating leases related to our facilities with remaining terms of more than one year. These leases have minimum annual lease commitments of $32 million in fiscal 2004, $27 million in fiscal 2005, $22 million in fiscal 2006, $18 million in fiscal 2007, $13 million in fiscal 2008, and $16 million thereafter. Furthermore, we have $43 million of minimum rentals to be received in the future from subleases.

      Rent expense for operating and month-to-month leases was $24 million, $29 million, and $35 million, in fiscal 2003, 2002, and 2001, respectively.

L. Legal Proceedings

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

      SilverStream and several of its former officers and directors, as well as the underwriters who handled SilverStream’s two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Exchange Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of these issuers, including SilverStream’s. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court. While Novell believes that SilverStream and its former officers and directors have meritorious defenses to the claims, a Memorandum of Understanding has been reached between many of the defendants and the plaintiffs which contemplates a settlement of the claims. The finalization of any settlement, however, has not been completed. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

Novell annual report 2003	71

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In February 1998, a suit was filed in the U.S. District Court, District of Utah, against us and certain of our officers and directors, alleging violation of federal securities laws by concealing the true nature of our financial condition and seeking unspecified damages. The lawsuit was brought as a purported class action on behalf of purchasers of our common stock from November 1, 1996 through April 22, 1997. After a first dismissal of the suit on November 3, 2000 and a subsequent amendment to the complaint filed on February 20, 2001, the U.S. District Court dismissed the amended complaint with prejudice for failure to state a claim. Much of the District Court’s Order of Dismissal was recently affirmed by the Tenth Circuit Court of Appeals while certain claims were remanded for the District Court’s further review. Novell believes it has meritorious defenses to these remaining claims. While there can be no assurance as to the ultimate disposition of the lawsuit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

      We are currently party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

M. Stockholders’ Equity

      In December 1988, the Board of Directors adopted a Preferred Shares Rights Agreement. This plan was most recently amended in September 1999 and expires on November 21, 2006. The plan provides for a dividend of rights, which cannot be exercised until certain events occur, to purchase shares of our preferred stock. Each stockholder of record has one right for each share of common stock owned. This plan was adopted to ensure that all of our stockholders receive fair value for their common stock in the event a third party proposes to acquire us and to guard against coercive tactics to gain control of us without offering fair value to our stockholders.

      We have 500,000 authorized shares of preferred stock with a par value of $0.10 per share, none of which were issued or outstanding at October 31, 2003 or October 31, 2002.

Stock Option Plans

      Pursuant to an exchange offer dated May 14, 2003, approved by our stockholders at our 2003 Annual Meeting held on May 1, 2003, through the approval of amendments to our stock option plans, we offered a stock option exchange program to our non-executive employees, giving them the right to exchange outstanding stock options with an exercise price of $5.03 per share or higher for new options that were granted after fiscal year end on December 16, 2003. The options tendered under the program were replaced with options to purchase a fewer number of shares than the original options would have provided, based upon an exchange ratio dependent upon the exercise price of the tendered option.

      Under the program, options to purchase 17.0 million shares of our common stock were tendered, representing approximately 64% of the options that were eligible for the exchange. These tendered options were cancelled and are no longer outstanding. We issued new options with an exercise price of $9.139, the fair market value of our common stock on December 16, 2003, to purchase an aggregate of 8.9 million shares of our common stock. We apply the intrinsic value method and related interpretations in accounting for stock options granted under our stock option plans. Accordingly, no compensation expense has been recognized in connection with the grant of replacement options. We have amended the Novell/ SilverStream 1997 Stock Option Plan to reduce the aggregate number of shares of common stock issuable thereunder by 8.1 million shares, the excess of the number of options tendered over the number of options reissued.

72	Novell annual report 2003

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We currently have five broad-based stock option plans with options available for grant to employees and consultants, and one stock option plan with options available for grant to members of the Board of Directors. We typically grant nonstatutory options at fair market value. In addition, we occasionally grant restricted stock purchase rights to certain employees. Prior to 2002, we granted options to virtually all employees at their time of hire. Our current practice is to grant options to mid- and upper-management at time of hire. We also maintain an on-going annual grant program under which certain employees are eligible for consideration for performance and retention grants. These plans are discussed in more detail below. Information below is as of fiscal year end, and does not include the newly-issued options on December 16, 2003, under the stock option exchange program.

The 2000 Stock Plan and the 1991 Stock Plan

      The 2000 Stock Plan (the “2000 Plan”), with an aggregate of 16 million shares of common stock reserved for issuance, provides for the grant of incentive stock options, nonstatutory stock options, restricted stock purchase rights and common stock equivalents (“CSE’s”) and was approved by stockholders in April 2000. Shares of common stock may also be issued under the 2000 Plan to satisfy our obligations under our Stock Based Deferred Compensation Plan. As of October 31, 2003, a total of 5,550,623 shares of common stock remained available for issuance pursuant to the 2000 Plan. The 1991 Stock Plan (the “1991 Plan”), with an aggregate of 80,278,305 shares of common stock reserved for issuance, provides for the grant of incentive stock options, nonqualified stock options, restricted stock purchase rights, stock appreciation rights and long-term performance awards and was most recently approved by the stockholders in March 1994. As of October 31, 2003, a total of 28,446,515 shares of common stock remained available for issuance pursuant to the 1991 Plan. Under both plans, options are granted at the fair market value of our common stock at the date of grant, generally vest over 48 months (although options have been granted that vest over 30, 36 or 42 months), are exercisable upon vesting and expire either eight or ten years from the date of grant. Under both plans, restricted stock purchase rights have been granted providing for the sale of our common stock to certain employees at a purchase price of $.10 per share. Shares of restricted common stock are subject to repurchase by us until they have vested. Grants of restricted stock generally vest over a three-year period, although some restricted stock grants made during fiscal 2001 became fully vested in either nine or twelve months from grant date. There were 1,498,154 shares of outstanding restricted common stock that remained unvested and subject to repurchase at our fiscal year end. Under the 2000 Plan, CSE’s may be issued to non-employee members of our Board of Directors, who elect to have all or a portion of their board retainers deferred through the purchase of CSE’s. The purchase price for CSE’s is equal to the fair market value of our common stock on the date of purchase. Participating board members make a designation at the time of their election to defer and specify the future date such common stock equivalents will be converted into shares of our common stock.

The 2000 Nonqualified Stock Option Plan

      The 2000 Nonqualified Stock Option Plan (the “2000 NQ Plan”), with an aggregate of 26 million shares of common stock reserved for issuance, provides for the grant of nonstatutory stock options. As of October 31, 2003, a total of 19,337,497 shares of common stock remained available for issuance pursuant to the 2000 NQ Plan. Under the 2000 NQ Plan, nonstatutory options are granted at the fair market value of our common stock at the date of grant, generally vest over 48 months (although options have been granted that vest over 30, 36 or 42 months), are exercisable upon vesting and expire either eight or ten years from the date of grant.

Novell annual report 2003	73

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Novell/ SilverStream 1997 Stock Option Plan

      The Novell/ SilverStream 1997 Stock Option Plan (the “SilverStream 1997 Plan”), with an aggregate of 20,621,671 shares of common stock reserved for issuance, provides for the grant of incentive stock options and nonstatutory stock options, was most recently approved by stockholders of SilverStream in May of 2002, and was assumed by us in July 2002 in connection with our acquisition of SilverStream. As of October 31, 2003, a total of 14,106,804 shares of common stock remained available for issuance pursuant to the SilverStream 1997 Plan. Under the SilverStream 1997 Plan, options are granted at the fair market value of our common stock at the date of grant. Options that had been granted prior to our acquisition of SilverStream were granted at the fair market value of SilverStream’s common stock at the date of grant and were converted to options to acquire our common stock based on the terms of the acquisition. Options generally vest over 48 months (although options had been granted before our acquisition of SilverStream that vest over 42 or 60 months), are exercisable upon vesting, and expire eight or ten years from date of grant.

The Novell/ SilverStream 2001 Stock Option Plan

      The Novell/ SilverStream 2001 Stock Option Plan (the “SilverStream 2001 Plan”), with an aggregate of 2,426,494 shares of common stock reserved for issuance, provides for the grant of nonstatutory stock options. We assumed the SilverStream 2001 Plan in July 2002 in connection with the acquisition of SilverStream. As of October 31, 2003, a total of 533,165 shares of common stock remain available for issuance pursuant to the SilverStream 2001 Plan. Under the SilverStream 2001 Plan, options are granted at the fair market value of our common stock at the date of grant. Options that had been granted prior to our acquisition of SilverStream were granted at the fair market value of SilverStream’s common stock at the date of grant and were converted to options to acquire our common stock based on the terms of the acquisition. Options generally vest over 48 months (although options had been granted before our acquisition of SilverStream that vest over 42 months), are exercisable upon vesting and expire eight or ten years from date of grant.

The Stock Option Plan for Non-Employee Directors

      The Stock Option Plan for Non-Employee Directors (the “Director Plan”), with an aggregate of 1,500,000 shares of common stock reserved for issuance, provides for two types of non-discretionary stock option grants to non-employee members of our Board of Directors: an initial grant of 30,000 options at the time a director is first elected or appointed to the Board, with options vesting over four years and exercisable upon vesting; and an annual grant of 15,000 options upon reelection to the Board, with options vesting over two years and exercisable upon vesting. Under the Director Plan, options are granted at the fair market value of our common stock at the date of grant. The Director Plan was approved by the stockholders in April 1996. As of October 31, 2003, a total of 754,500 shares of common stock remained available for issuance pursuant to the Director Plan. Options expire ten years from the date of grant.

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

74	Novell annual report 2003

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of our stock option plans as of October 31, 2003, 2002 and 2001 is presented below. As noted previously, options to purchase 17.0 million shares of the company’s stock were forfeited in fiscal year 2003 in connection with our stock option exchange program. These forfeited options are included in the fiscal 2003 activity below. On December 16, 2003, we issued replacement options to purchase 8.9 million shares of our common stock with an exercise price of $9.139 per share.

	Fiscal 2003		Fiscal 2002		Fiscal 2001

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

	(Number of options in thousands)
Outstanding at beginning of year	75,814	$7.75	74,510	$8.79	67,108	$15.38
Granted:
Price at fair value	6,387	3.27	5,053	3.96	33,720	4.89
Price at greater than fair value	—	—	—	—	134	19.30
Price at less than fair value	820	0.10	400	0.10	2,114	0.37
Assumed:
Price at greater than fair value	—	—	6,857	11.10	—	—
Price at less than fair value	—	—	8,163	1.11	—	—
Exercised	(4,725)	2.38	(1,369)	2.00	(2,718)	2.30
Cancelled:
Forfeited	(35,051)	10.49	(17,694)	9.70	(25,793)	20.91
Expired	(1,370)	8.40	(106)	23.92	(55)	6.99

Outstanding at end of year	41,875	$5.21	75,814	$7.75	74,510	$8.79

Exercisable at end of year	26,887	$6.04	48,349	$8.92	29,879	$11.12

      The following table summarizes information about stock options outstanding at October 31, 2003:

		Options Outstanding
				Options Exercisable
		Weighted-
	Number of	Average	Weighted-	Number of	Weighted-
	Options	Remaining	Average	Options	Average
	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

	(Number of options in thousands)
$ 0.10 – $ 3.06	8,525	7.44 yrs	$2.28	2,402	$1.87
$ 3.12 – $ 3.93	7,150	7.80 yrs	3.77	2,517	3.86
$ 3.94 – $ 4.68	9,188	7.64 yrs	4.62	8,100	4.65
$ 4.70 – $ 6.31	8,712	7.52 yrs	5.17	6,056	5.16
$ 6.58 – $10.63	7,135	5.24 yrs	8.86	6,694	8.84
$10.80 – $38.88	1,165	6.00 yrs	18.03	1,118	18.05

$ 0.10 – $38.88	41,875	7.15 yrs	$5.21	26,887	$6.04

Novell annual report 2003	75

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other information:	Fiscal 2003	Fiscal 2002

	(Number of shares and
	options in thousands)
Options available for future grants	68,727	40,880
Shares of common stock outstanding at year end	376,460	367,538
Option reserve increase	—	9,741	(1)
Options granted as a percentage of outstanding common stock	2%	6%	(2)
Option holders as a percentage of total employees	82%	92%

(1)	Increase in reserve due to the assumption of the SilverStream 1997 Plan and the SilverStream 2001 Plan.

(2)	Includes 15 million outstanding options assumed in connection with the SilverStream acquisition.

Employee Stock Purchase Plan

      In May 2003, the stockholders approved a 10 million share increase to the Company’s 1989 Employee Stock Purchase Plan (the “Purchase Plan”). As amended, we are now authorized to issue up to 34 million shares of our common stock to our employees who work at least 20 hours a week and more than five months a year. In May 2003, the Purchase Plan was further amended to limit the number of shares that can be purchased by employees during any fiscal year to 3 million shares. Under the terms of the Purchase Plan, there are two six-month offer periods per year, and employees can choose to have up to 10% of their salary withheld to purchase our common stock. The purchase price of the common stock is 85% of the lower of the subscription date fair market value or the purchase date fair market value. Approximately 33% of the eligible employees participated in the Purchase Plan in fiscal 2003, 34% in fiscal 2002, and 43% in fiscal 2001. Under the Purchase Plan, we issued 4 million shares to employees in each of fiscal 2003 and 2002 and 3 million shares to employees in fiscal 2001. This plan has approximately 9 million shares available for future issuance.

N. Employee Savings and Retirement Plans

      We adopted a 401(k) savings and retirement plan in December 1986. The plan covers all Novell U.S. employees who are 21 years of age or older who are scheduled to complete 1,000 hours of service during any consecutive 12-month period. Our 401(k) retirement and savings plan allows us to contribute an amount equal to 100% of the employee’s contribution up to the higher of 4% of each employee’s compensation or the maximum contribution allowed by tax laws.

      SilverStream had a 401(k) savings plan, whereby eligible employees could contribute up to 15% of their annual compensation, subject to limitations established by the Internal Revenue Code of 1986, as amended. SilverStream could elect to contribute a discretionary matching contribution to each such participant’s deferred compensation account equal to a discretionary percentage determined by SilverStream. On January 1, 2003, the SilverStream 401(k) savings plan was rolled into the Novell 401(k) retirement and savings plan.

      Ximian had a 401(k) savings plan, whereby eligible employees could contribute up to 20% of their annual compensation, subject to limitations established by the Internal Revenue Code of 1986. On January 1, 2004, Ximian employees were eligible to participate in the Novell, Inc. 401(k) retirement and savings plan, as amended. As soon as administratively possible thereafter, the Ximian plan assets will be rolled into the Novell, Inc. 401(k) retirement and savings plan.

      We also have other retirement plans in certain countries outside of the U.S. in which we employ personnel. Each plan is consistent with local laws and business practices.

76	Novell annual report 2003

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Company matching contributions on our 401(k) savings and retirement plan and other retirement plans were $23 million, $19 million and $15 million, in fiscal 2003, 2002 and 2001, respectively.

O. Comprehensive Income

      Our other comprehensive income (loss) is comprised of:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2003	2002	2001

	(Amounts in thousands)
Total gross unrealized loss on investments during the year, net of tax benefit of $941, $6,408, and $33,634, respectively	$(1,503)	$(10,203)	$(53,546)
Add: adjustment for unrealized loss on investment impairments	—	3,130	136,851
Adjustment for net realized gains on investments included in net income (loss), net of tax expense of $500, $2,666, and $1,835, respectively	798	4,245	2,921

Net unrealized gain (loss) on investments	(705)	(2,828)	86,226
Cumulative translation adjustments, net of tax (expense) benefit of ($4,828), ($270), and ($412), respectively	7,716	430	656

Other comprehensive income (loss)	$7,011	$(2,398)	$86,882

P. Related Party Transactions

      During 2003 and 2002, we received consulting services from J.D. Robinson Incorporated. Mr. Robinson, a director of Novell, is Chairman and Chief Executive Officer and the sole shareholder of J.D. Robinson Incorporated. The agreement provides for payments of $0.2 million per year for these services. In fiscal 2003 and 2002, services in the amount of $0.2 million were provided by J.D. Robinson.

      In fiscal 2002 and 2001 legal fees of approximately $3 million each year were paid to Wilson, Sonsini, Goodrich & Rosati, a law firm in which Mr. Larry W. Sonsini, a former member of our Board is a senior partner. Mr. Sonsini resigned as a board member in the third quarter of fiscal 2002.

Q. Segment Information

      Beginning November 1, 2002, we reorganized our operations and began reporting our financial results in four segments; three are based on geographic areas and the fourth is Celerant management consulting. The geographic segments are Americas, EMEA, and Asia Pacific. Performance is evaluated by our Chief Executive Officer and our chief decision makers, and is based on reviewing revenue and segment operating income (loss) information for each of the geographic segments and for the Celerant management consulting segment.

      The geographic segments include:

•	Americas — includes the United States, Canada, and Latin America

•	EMEA — includes Eastern and Western Europe, Middle East, and Africa

•	Asia Pacific — includes China, Japan, Southeast Asia, Australia, New Zealand, and India

Novell annual report 2003	77

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All geographic segments sell our software and services. These offerings are sold in the United States via direct, OEM, reseller, and distributor channels, and internationally are sold directly and through distributors who sell to dealers and end users. Operating results by segment are as follows:

	Fiscal 2003		Fiscal 2002

		Operating		Operating
	Net Revenue	Income (Loss)	Net Revenue	Income (Loss)

	(Amounts in thousands)
Americas	$531,562	$182,971	$604,537	$279,162
EMEA	348,105	98,085	322,712	122,010
Asia Pacific	86,500	8,608	81,839	13,819
Common unallocated operating costs	—	(284,704)	—	(382,360)

Total geographic segments	966,167	4,960	1,009,088	32,631
Celerant management consulting	139,329	5,115	125,232	5,167
Unallocated integration costs and restructuring adjustments	—	(37,897)	—	(105,923)

Total	$1,105,496	$(27,822)	$1,134,320	$(68,125)

      As noted above, we reorganized our operations and began reporting our financial results in these four segments beginning November 1, 2002. Financial data for fiscal 2001 is not separately available for the current segments.

      Common unallocated operating costs include corporate services common to all geographic segments such as corporate sales and marketing, product development, corporate general and administrative costs, and corporate infrastructure costs. Celerant management consulting does not utilize these corporate services.

      In addition to reviewing geographic and Celerant management consulting segment results, our chief decision makers review net revenue by solution category. These solution categories are:

•	Identity management and web services — solutions that help customers with their identity management and security issues. Products include Secure-Login/ Single Sign-On, DirXML®, iChain®, exteNdTM, and BorderManager®. Products in this category are branded as NsureTM and exteNd.

•	Cross-platform services — solutions that offer an effective and open approach to networking and collaboration services, including file, print, messaging, scheduling, workspace, etc. while using a cross-platform approach. Products include NetWare®, GroupWise®, ZENworks®, and Novell iFolder®. Products in this category are branded as NterpriseTM.

•	Worldwide services — comprehensive worldwide IT consulting, education, and support services that apply business solutions to our customers’ business situations, providing the business knowledge and technical expertise to help our customers implement our identity management, web services, and cross-platform services. Services in this category are branded as NgageSM.

•	Celerant management consulting — operational strategy and implementation consulting services offered to a wide range of customers across various sectors, worldwide.

78	Novell annual report 2003

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue by Solution Category

	2003	2002	2001

	(Amounts in thousands)
Identity management and web services	$96,977	$82,610	$57,521
Cross-platform services	569,859	608,750	689,519

Total software licenses and maintenance	666,836	691,360	747,040
Worldwide services	299,331	317,728	265,784

Total IT software and solutions	966,167	1,009,088	1,012,824
Celerant management consulting	139,329	125,232	37,972

Total net revenue	$1,105,496	$1,134,320	$1,050,796

Geographic Information

      Sales outside the United States are comprised of sales to customers in Europe, Africa, the Middle East, Canada, South America, Australia, and Asia Pacific. Other than sales in Ireland, international revenue was not material individually in any other international location. Inter-company revenue between geographic areas is accounted for at prices representative of unaffiliated party transactions. “U.S. operations” include shipments to customers in the U.S., licensing to OEMs, and exports of finished goods directly to international customers, primarily in Canada, South America, and Asia. “Irish operations” include shipments from Ireland of product to customers throughout Europe, the Middle East, and Africa, and licensing to OEMs. The Irish subsidiary acts as the sales principal and thus records the revenue on shipments it makes. The Irish subsidiary uses our other European, Middle Eastern, and African subsidiaries as commissionaires and commission agents to assist in the sales of software and in turn pays them a commission. This inter-company commission is included in the eliminations. “Other international operations” primarily includes revenue from consulting and service contracts.

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2003	2002	2001

	(Amounts in thousands)
Revenue:
U.S. operations	$682,909	$711,320	$745,046
Irish operations	305,697	270,126	278,085
Other international operations	216,364	211,001	90,477
Eliminations	(99,474)	(58,127)	(62,812)

Total revenue	$1,105,496	$1,134,320	$1,050,796

Long-lived assets at year end:
U.S. operations	$753,712	$1,007,391	$1,176,378
Irish operations	108,709	109,250	109,554
Other international operations	94,528	75,476	74,290
Eliminations	(426,438)	(520,913)	(542,960)

Total long-lived assets at year end	$530,511	$671,204	$817,262

Novell annual report 2003	79

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reconciliation of long-lived assets to total assets is as follows:

	October 31,	October 31,	October 31,
	2003	2002	2001

	(Amounts in thousands)
Long-lived assets	$530,511	$671,204	$817,262
Other long-term assets	6,589	74,323	59,378
Current assets	1,030,553	919,538	1,027,366

Total assets	$1,567,653	$1,665,065	$1,904,006

      In fiscal 2003, 2002, and 2001, sales to international customers were approximately $593 million, $552 million, and $460 million, respectively. In fiscal 2003, 2002, and 2001, international sales to the EMEA segment were 75%, 73%, and 68% of international sales, respectively. No one foreign country accounted for more than 10% of total revenue in any period and there were no customers who accounted for more than 10% of revenue in any period.

R. Other Accrued Liabilities

      Other accrued liabilities consist of the following:

	October 31,	October 31,
	2003	2002

	(Amounts in thousands)
Other accrued expenses	$58,837	$82,724
Restructuring reserves	28,277	20,043
Accrued property and other taxes	17,309	16,156
Accrued marketing expenses	6,940	10,159
Accrued royalties	5,710	5,768

Total other accrued liabilities	$117,073	$134,850

S. Joint Venture

      In April 2001, we completed the formation of Volera, Inc., a majority owned joint venture among Novell, Nortel Networks Corp., and Accenture Ltd. We contributed cash, fixed assets, products, and technologies in exchange for a 89.9% ownership in Volera. Nortel and Accenture contributed $26 million in cash for the remaining 10.1% ownership. On October 31, 2002, we acquired all of the outstanding shares of Volera held by Nortel for $3.5 million, and in the first quarter of fiscal 2003, we acquired all of the outstanding shares of Volera held by Accenture for $1 million, making Volera our wholly-owned subsidiary. Volera has since been merged into Novell, with Novell being the surviving entity.

T. Subsequent Events

      On January 12, 2004, Novell purchased SUSE Linux AG (“SUSE”), a privately-held company and a leading provider of Linux-based solutions, for approximately $210 million in cash, not including merger and transaction costs. The acquisition of SUSE enables us to offer a full range of enterprise solutions on the Linux platform, from the server to the desktop. We have retained an independent appraisal firm to assist with the purchase price allocation, which will be disclosed in our first quarter fiscal 2004 Form 10-Q.

80	Novell annual report 2003

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We recently announced our Novell Linux Indemnification Program. Under this program, indemnification is offered for copyright infringement claims made by third parties against registered Novell customers who obtain SUSE® Enterprise Linux Server 8 and who, after January 12, 2004, obtain upgrade protection and a qualifying technical support contract from us or a participating Novell or SUSE LINUX channel partner. We do not record a liability for potential claims related to the Novell Linux Indemnification Program. We do not believe the likelihood of a material obligation is probable.

      In January 2004, the SCO Group, Inc. (“SCO”) filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. SCO alleges that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare have harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. SCO seeks to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and actual, special and punitive damages in an amount to be proven at trial. We believe that we have meritorious defenses to these claims and intend to vigorously defend ourselves in this suit. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

Novell annual report 2003	81

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders — Novell, Inc.

      We have audited the accompanying consolidated balance sheets of Novell, Inc. and subsidiaries (the Company) as of October 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novell, Inc. and subsidiaries at October 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

San Jose, California

November 18, 2003, except for
Note T, as to which
the date is January 20, 2004

82	Novell annual report 2003

NOVELL, INC.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

Unaudited

					Fiscal Year
	First	Second	Third	Fourth	Ended
	Quarter	Quarter	Quarter	Quarter	October 31,

	(Amounts in thousands, except per share data)
Fiscal 2003
Revenue	$259,971	$275,967	$282,809	$286,749	$1,105,496
Gross profit	162,407	167,196	151,763 *	185,412	666,778
Income (loss) before taxes	(12,354)	(34,984)	(23,762)	16,090	(55,010)
Net loss before accounting change	(11,888)	(28,612)	(12,400)	(109,004)	(161,904)
Net loss	$(11,888)	$(28,612)	$(12,400)	$(109,004)	$(161,904)
Net loss per share before accounting change:
Basic	$(0.03)	$(0.08)	$(0.03)	$(0.29)	$(0.44)
Diluted	$(0.03)	$(0.08)	$(0.03)	$(0.29)	$(0.44)
Net loss per share:
Basic	$(0.03)	$(0.08)	$(0.03)	$(0.29)	$(0.44)
Diluted	$(0.03)	$(0.08)	$(0.03)	$(0.29)	$(0.44)
Fiscal 2002
Revenue	$277,859	$273,853	$282,273	$300,335	$1,134,320
Gross profit	160,290	161,025	172,451	191,136	684,902
Income (loss) before taxes	11,930	(32,042)	15,498	(87,611)	(92,225)
Net income (loss) before accounting change	8,351	(29,749)	9,949	(91,672)	(103,121)
Net income (loss)	$8,351	$(173,451)	$9,949	$(91,672)	$(246,823)
Net income (loss) per share before accounting change:
Basic	$0.02	$(0.08)	$0.03	$(0.25)	$(0.28)
Diluted	$0.02	$(0.08)	$0.03	$(0.25)	$(0.28)
Net income (loss) per share:
Basic	$0.02	$(0.48)	$0.03	$(0.25)	$(0.68)
Diluted	$0.02	$(0.48)	$0.03	$(0.25)	$(0.68)
Fiscal 2001
Revenue	$245,035	$240,755	$255,009	$309,997	$1,050,796
Gross profit	178,081	173,630	172,908	187,543	712,162
Income (loss) before taxes	4,547	(154,176)	(23,068)	(104,069)	(276,766)
Net income (loss) before accounting change	3,274	(151,311)	(19,274)	(94,511)	(261,822)
Net loss	$(7,774)	$(151,311)	$(19,274)	$(94,511)	$(272,870)
Net income (loss) per share before accounting change
Basic	$0.01	$(0.48)	$(0.06)	$(0.26)	$(0.79)
Diluted	$0.01	$(0.48)	$(0.06)	$(0.26)	$(0.79)
Net loss per share
Basic	$(0.02)	$(0.48)	$(0.06)	$(0.26)	$(0.82)
Diluted	$(0.02)	$(0.48)	$(0.06)	$(0.26)	$(0.82)

*	Reflects the reclassification of an intangible asset impairment loss of $23.6 million to cost of revenue from other income (expense) as previously recorded in our Form 10-Q for the third quarter of fiscal 2003.

Novell annual report 2003	83

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      (a) Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

      (b) No change in our internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of Registrant

      The information required with respect to directors is incorporated herein by reference to the information contained in the section captioned “Election of Directors” of our definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held April 15, 2004, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The information with respect to our audit committee financial expert is incorporated herein by reference to the information contained in the section captioned “Corporate Governance” of the Proxy Statement. We have undertaken to provide to any person without charge, upon request, a copy of our code of ethics applicable to our chief executive officer and senior financial officers. You may obtain a copy of this code of ethics through our automated telephone access system at 800-317-3195 or by e-mailing Novell’s investor relations department at irmail@novell.com. The information required by this Item regarding our executive officers is set forth above in Item 1 in Part I hereof under the heading entitled “Executive Officers” which information is incorporated by reference into this Part III, Item 10.

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

      The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned “Securities Ownership by Principal Stockholders and Management” of the Proxy Statement.

84	Novell annual report 2003

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Executive Compensation — Employment Contracts, Termination of Employment and Change-in-Control Arrangements” and “Certain Transactions” of the Proxy Statement.

Item 14.	Principal Accountants’ Fees and Services

      The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Principal Accountants’ Fees and Services” of the Proxy Statement.

Novell annual report 2003	85

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      1. Financial Statements:

      The following documents are filed as a part of this Annual Report on Form 10-K for Novell, Inc.:

Consolidated Statements of Operations for the fiscal years ended October 31, 2003, October 31, 2002 and October 31, 2001.

Consolidated Balance Sheets at October 31, 2003 and October 31, 2002.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended October 31, 2003, October 31, 2002 and October 31, 2001.

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2003, October 31, 2002 and October 31, 2001.

Notes to Consolidated Financial Statements.

Report of Ernst & Young LLP, Independent Auditors.

           2. Financial Statement Schedules:

      The following consolidated financial statement schedule is included on page 89 of this Form 10-K:

                Schedule II — Valuation and Qualifying Accounts

Schedules other than that listed above are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

           3. Exhibits:

A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 90 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K

The following Reports on Form 8-K were filed by the Registrant during the quarter ended October 31, 2003:

Report on Form 8-K providing notice of Novell’s scheduled report of third quarter results and related conference call to be held on August 21, 2003, filed on August 4, 2003 under Item 5.

(c) Exhibits

See Item 15(a)(3).

(d) Financial Statement Schedules

See Item 15(a)(2).

86	Novell annual report 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc.
(Registrant)

Date: January 28, 2004

By:	/s/ JACK L. MESSMAN

(Jack L. Messman,
Chairman of the Board, President
and Chief Executive Officer)

Novell annual report 2003	87

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jack L. Messman (Jack L. Messman)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	January 28, 2004

/s/ Joseph S. Tibbetts, Jr. (Joseph S. Tibbetts, Jr.)	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	January 28, 2004

/s/ Albert Aiello (Albert Aiello)	Director	January 28, 2004

/s/ Fred Corrado (Fred Corrado)	Director	January 28, 2004

/s/ Richard L. Crandall (Richard L. Crandall)	Director	January 28, 2004

/s/ Wayne Mackie (Wayne Mackie)	Director	January 28, 2004

/s/ Claudine B. Malone (Claudine B. Malone)	Director	January 28, 2004

/s/ Richard L. Nolan (Richard L. Nolan)	Director	January 28, 2004

/s/ Thomas G. Plaskett (Thomas G. Plaskett)	Director	January 28, 2004

/s/ John W. Poduska, Sr. (John W. Poduska, Sr.)	Director	January 28, 2004

/s/ James D. Robinson, III (James D. Robinson, III)	Director	January 28, 2004

/s/ Kathy Brittain White (Kathy Brittain White)	Director	January 28, 2004

88	Novell annual report 2003

NOVELL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable Allowance

		Additions	Additions		Deductions	Deductions
	Balance at	Charged to	Charged to	Additions	from	from Bad	Balance
	Beginning	Return	Bad Debt	from	Return	Debt	at End
	of Period	Allowances	Allowances	Acquisition	Allowances	Allowances	of Period

	(In thousands)
Fiscal year ended October 31, 2001	$33,469	$29,727	$4,287	$21,580	$39,394	$2,420	$47,249
Fiscal year ended October 31, 2002	$47,249	$30,916	$2,819	$1,861	$32,734	$10,435	$39,676
Fiscal year ended October 31, 2003	$39,676	$9,838	$2,134	$—	$20,527	$4,269	$26,852

Novell annual report 2003	89

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization, dated as of March 12, 2001, by and among Novell, Inc., Ceres Neptune Acquisition Corp. and Cambridge Technology Partners (Massachusetts), Inc.(1) (Exhibit 2.1)
2.2	Amendment No. 1 to Agreement and Plan of Reorganization, dated as of May 24, 2001, by and among Novell, Inc., Ceres Neptune Acquisition Corp. and Cambridge Technology Partners (Massachusetts), Inc.(2) (Annex A)
2.3	Agreement and Plan of Merger, dated as of June 9, 2002 by and among Novell, Inc., Delaware Planet, Inc. and SilverStream Software, Inc.(3) (Exhibit 2.1)
3.1	Restated Certificate of Incorporation, as amended and restated July 10, 2001.(2) (Exhibit 3(i))
3.2	By-Laws, as amended and restated February 26, 2002.(4) (Exhibit 3.2)
4.1	Reference is made to Exhibit 3.1.
4.2	Form of certificate representing the shares of Novell common stock.(5) (Exhibit 4.3)
4.3	Preferred Shares Rights Agreement, dated as of December 7, 1988, as amended and restated effective September 20, 1999, by and between Novell, Inc. and ChaseMellon Shareholder Services, L.L.C.(6) (Exhibit 1)
10.1*	Novell Inc., Employee Retirement and Savings Plan dated December 8, 1996.(7) (Exhibit 10.9)
10.2*	Novell, Inc. 1989 Employee Stock Purchase Plan.(8) (Exhibit 4.1)
10.3*	Novell, Inc. 1991 Stock Plan.(9) (Exhibit 4.1)
10.4*	Novell, Inc. 2000 Stock Plan.(10) (Exhibit 4.2)
10.5*	Novell, Inc. 2000 Stock Option Plan.(10) (Exhibit 4.1)
10.6*	UNIX System Laboratories, Inc. Stock Option Plan.(11) (Exhibit 4.3)
10.7*	Novell, Inc. Stock Option Plan for Non-Employee Directors.(12) (Exhibit 4.1)
10.8*	Novell, Inc./ SilverStream Software, Inc. 1997 Stock Incentive Plan.(13) (Exhibit 4.2)
10.9*	Novell, Inc./ SilverStream Software, Inc. 2001 Stock Incentive Plan.(13) (Exhibit 4.3)
10.10*	Novell, Inc./ SilverStream Software, Inc./eObject, Inc. 2000 Stock Plan.(13) (Exhibit 4.4)
10.11*	Novell, Inc./ SilverStream Software, Inc./ Bondi Software, Inc. Employee Stock Option Plan.(13) (Exhibit 4.5)
10.12*	Novell, Inc. Stock Based Deferred Compensation Plan(14) (Appendix E)
10.13*	Key Employment Agreement dated as of May 22, 2001 between Novell, Inc. and Jack L. Messman.(2) (Exhibit C to Annex A)
10.14*	Letter Agreement dated January 30, 2002 between Novell, Inc. and Chris Stone.(15) (Exhibit 10.1)
10.15*	Key Employment Agreement dated July 1, 2002 between Novell, Inc. and Gerard Van Kemmel.(16) (Exhibit 10.1)
10.16*	Severance Agreement dated as of March 25, 2003 between the Registrant and Alan J. Friedman.(17)
10.17*	Severance Agreement dated as of May 29, 2003 between the Registrant and Ronald W. Hovsepian.(17)
10.18*	Severance Agreement dated as of March 25, 2003 between the Registrant and Joseph A. LaSala, Jr.(17)

90	Novell annual report 2003

Exhibit
Number	Description

10.19*	Severance Agreement dated as of March 25, 2003 between the Registrant and Chris Stone.(18) (Exhibit 10.1)
10.20*	Severance Agreement dated as of February 10, 2003 between the Registrant and Joseph S. Tibbetts, Jr.(17)
10.21*	Severance Agreement dated as of March 25, 2003 between the Registrant and Gerard Van Kemmel.(18) (Exhibit 10.2)
10.22*	Letter Agreement dated December 15, 1995 between Novell, Inc. and RRE Advisors, LLC.(19) (Exhibit 10.2)
10.23*	Letter Agreement dated July 14, 2001 between Novell, Inc. and Dennis R. Raney.(20) (Exhibit 10.15)
21	Subsidiaries of the Registrant.(17)
23.1	Consent of Ernst & Young LLP, Independent Auditors.(17)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(17)
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(17)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(17)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(17)

*	Indicates management contracts or compensatory plans

(1)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Report on Form 8-K, filed March 16, 2001 (File No. 0-13351).

(2)	Incorporated by reference to the Annex or Exhibit identified in parentheses, filed as an annex or exhibit to the Proxy Statement-Prospectus forming a part of the Registration Statement on Form S-4 (Reg. No. 333-59326) of the Registrant, filed April 20, 2001 and amended May 25, 2001.

(3)	Incorporated by reference to the Exhibit identified in the parentheses, filed as an exhibit to the Registrant’s Report on Form 8-K, filed June 10, 2002 (File No. 0-13351).

(4)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2002.

(5)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-1, filed November 30, 1984, and amendments thereto (File No. 2-94613).

(6)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Report on Form 8-A, dated December 13, 1999 (File No. 0-13351).

(7)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 25, 1986 (File No. 0-13351).

(8)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed October 12, 2001 (File No. 333-62087).

Novell annual report 2003	91

(9)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed May 29, 1996 (File No. 333-04775).

(10)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed July 1, 2000 (File No. 333-41328).

(11)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed July 2, 1993 (File No. 33-65440).

(12)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed May 30, 1996 (File No. 333-04823).

(13)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed August 6, 2002 (File No. 333-97713).

(14)	Incorporated by reference to the Appendix identified in parentheses, filed as an exhibit to the Proxy Statement of the Registrant filed March 17, 2003.

(15)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended April 30, 2002 (File No. 0-13351).

(16)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended January 31, 2003 (File No. 0-13351).

(17)	Filed herewith.

(18)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended April 30, 2003 (File No. 0-13351).

(19)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended January 31, 2002 (File No. 0-13351).

(20)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2001 (File No. 0-13351).

92	Novell annual report 2003