Form 10-Q
period 2004-01-31
NOVELL INC
filed 2004-03-15
CIK 758004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 31, 2004
or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 0-13351

NOVELL, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0393339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

404 Wyman Street
Waltham, MA 02451
(Address of principal executive offices and zip code)

(781) 464-8000
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

        As of February 27, 2004, there were 383,849,036 shares of the registrant's common stock outstanding.

Part I. Financial Information

Item 1. Financial Statements

NOVELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	January 31, 2004	October 31, 2003
	(Unaudited)
Assets
Current assets:
Cash, cash equivalents and short-term investments	$605,154	$751,852
Receivables (less allowances of $26,106—January 31, 2004 and $26,852—October 31, 2003)	176,287	232,492
Prepaid expenses	28,810	23,005
Other current assets	25,380	23,204

Total current assets	835,631	1,030,553
Property, plant and equipment, net	254,236	255,526
Long-term investments	51,798	50,948
Goodwill	401,973	213,300
Intangible assets	52,728	10,800
Other assets	6,371	6,526

Total assets	$1,602,737	$1,567,653

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$57,275	$50,258
Accrued compensation	92,332	101,164
Other accrued liabilities	113,579	117,073
Income taxes payable	39,690	35,493
Deferred revenue	294,343	322,470

Total current liabilities	597,219	626,458

Deferred income taxes	17,097	—

Minority interests	7,035	6,725

Stockholders' equity:
Preferred stock, par value $.10 per share Authorized—500,000 shares, Issued—0 shares	—	—
Common stock, par value $.10 per share Authorized—600,000,000 shares Issued—382,883,801 shares—January 31, 2004; 376,460,107 shares—October 31, 2003	38,288	37,646
Additional paid-in capital	351,739	319,016
Retained earnings	586,895	576,759
Accumulated other comprehensive income	14,244	7,068
Other	(9,780)	(6,019)

Total stockholders' equity	981,386	934,470

Total liabilities and stockholders' equity	$1,602,737	$1,567,653

See notes to unaudited condensed consolidated financial statements.

NOVELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Three Months Ended
	January 31, 2004	January 31, 2003
Net revenue
New software licenses	$54,769	$61,038
Maintenance and services	212,338	198,933

Net revenue	267,107	259,971

Cost of revenue
New software license costs	4,922	5,222
Maintenance and service costs	89,954	92,342

Cost of revenue	94,876	97,564

Gross profit	172,231	162,407

Operating expenses:
Sales and marketing	81,769	98,305
Product development	50,199	42,922
General and administrative	26,257	27,345

Total operating expenses	158,225	168,572

Income (loss) from operations	14,006	(6,165)

Other income (expense), net:
Investment income (expense)	3,512	(7,140)
Other, net	(1,035)	951

Other income (expense), net	2,477	(6,189)

Income (loss) before taxes	16,483	(12,354)
Income tax expense (benefit)	6,348	(466)

Net income (loss)	$10,135	$(11,888)

Net income (loss) per share:
Basic	$0.03	$(0.03)

Diluted	$0.03	$(0.03)

Weighted average shares outstanding:
Basic	380,106	368,075
Diluted	392,111	368,075

See notes to unaudited condensed consolidated financial statements.

NOVELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended
	January 31, 2004	January 31, 2003
Cash flows from operating activities
Net income (loss)	$10,135	$(11,888)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of fixed assets	—	(365)
Depreciation and amortization	16,152	17,252
Loss on impaired investments and fixed assets	1,146	10,800
Decrease in receivables	64,248	55,117
(Increase) in prepaid expenses	(5,177)	(6,817)
(Increase) in deferred income taxes	(17,310)	(684)
Decrease in other current assets	270	2,252
Increase (decrease) in accounts payable	4,660	(3,416)
Decrease in accrued liabilities	(6,521)	(29,252)
Decrease in deferred revenue	(36,582)	(10,124)

Net cash provided by operating activities	31,021	22,875

Cash flows from financing activities
Issuance of common stock	28,493	1,147

Net cash provided by financing activities	28,493	1,147

Cash flows from investing activities
Expenditures for property, plant and equipment	(11,973)	(13,852)
Proceeds from the sale of property, plant and equipment	—	785
Purchases of short-term investments	(214,526)	(204,587)
Maturities of short-term investments	65,034	11,156
Sales of short-term investments	194,758	26,780
Cash paid for Volera minority interest shares	—	(1,050)
Cash paid for acquisition of SUSE, net of cash acquired	(200,298)	—
Other	6,400	4,581

Net cash used for investing activities	(160,605)	(176,187)

Total decrease in cash and cash equivalents	(101,091)	(152,165)
Cash and cash equivalents—beginning of period	366,932	463,987

Cash and cash equivalents—end of period	265,841	311,822
Short-term investments—end of period	339,313	338,933

Cash, cash equivalents and short-term investments—end of period	$605,154	$650,755

See notes to unaudited condensed consolidated financial statements.

NOVELL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004

A.    Quarterly Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our fiscal 2003 Annual Report on Form 10-K. These financial statements include all normal recurring adjustments that we believe are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Certain reclassifications, none of which affected net loss, have been made to the prior year's amounts in order to conform to the current year's presentation.

B.    Foreign Currency Translation

        The functional currency for most of our international subsidiaries is the local currency. The functional currency of our Irish operating subsidiaries and related entities is the U.S. dollar. These subsidiaries generate and expend cash primarily in their respective local currency. Assets and liabilities of these subsidiaries are translated at current month-end exchange rates. Revenues and expenses are translated monthly at the average monthly exchange rate. Such translation adjustments are recorded in accumulated other comprehensive income.

C.    Acquisition of SUSE LINUX

        On January 12, 2004, we purchased substantially all of the outstanding stock of SUSE LINUX AG ("SUSE"), a privately-held company and a leading provider of Linux-based products, for approximately $210 million in cash, plus estimated merger and transaction costs of $7 million. The acquisition of SUSE enables us to offer a full range of enterprise solutions on the Linux platform, from the server to the desktop. This transaction was accounted for as a purchase. SUSE's results of operations have been incorporated into ours beginning on the acquisition date of January 12, 2004.

        The purchase price was preliminarily allocated as follows:

	Estimated Acquisition Cost	Asset Life
	(Amounts in thousands)
Fair value of net tangible assets acquired	$1,599	N/A
Identifiable intangible assets:
Customer relationships	13,385	3 years
Internal use software	5,864	3 years
Trademarks/trade names	24,221	Indefinite
Goodwill	188,673	Indefinite

	$233,742

        We recorded additional goodwill and a deferred income tax liability of $17 million resulting from the future tax consequences of the non-deductibility of identified net intangible assets recorded in connection with this acquisition.

        Goodwill from the SUSE acquisition resulted from our belief that SUSE's technology is valuable to our product offerings. The purchase price allocation will be adjusted as integration plans, including restructuring, are finalized, as allowed by Statement of Financial Accountings Standards (SFAS) No. 141, "Business Combinations." We used an independent valuation firm to estimate the fair values of the intangible assets.

        As integration plans are finalized, the goodwill arising from the SUSE acquisition will be allocated to our geographic segments. Revenues of $2.2 million and expenses of $2.9 million were recorded by SUSE for the period from January 12, 2004 to January 31, 2004, and are included in the EMEA geographic segment and the Cross-Platform Services solutions group (see Note M). If the SUSE acquisition had occurred at November 1, 2003, the estimated pro forma revenues, net income and net income per share (basic and diluted), for the first quarter of fiscal 2004 would have been $275.0 million, $9.2 million and $0.02, respectively. If the SUSE acquisition had occurred at November 1, 2002, the estimated pro forma revenues, net loss and net loss per share (basic and diluted), for the first quarter of fiscal 2003 would have been $267.8 million, $16.1 million, and $0.04, respectively.

D.    Cash, Cash Equivalents and Short-term Investments

        We consider all highly liquid debt instruments purchased with a term to maturity of three months or less to be cash equivalents. Short-term investments are diversified, primarily consisting of investment grade securities that either mature within the next 12 months or have other characteristics of short-term investments.

        All marketable debt and equity securities that are included in cash, cash equivalents and short-term investments are considered available-for-sale and are carried at fair market value. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income (loss), net of tax, after any applicable tax valuation allowances (see Note O). Unrealized gains and losses at January 31, 2004 were $1.6 million and $0.1 million, respectively. Unrealized gains and losses at October 31, 2003 were $2.1 million and $0.3 million, respectively. Fair market values are based on quoted market prices where available; if quoted market prices are not available, the fair market values are based on quoted market prices of similar instruments of companies that are comparable in size, product offerings, and market sector. When securities are sold, their cost is determined based on the specific identification method.

        At January 31, 2004, Novell had cash and cash equivalents of $266 million and short-term investments of $339 million. During the first quarter of fiscal 2004, we realized gains of $1.9 million and losses of $0.1 million from the sale of short-term investments. During the first quarter of fiscal 2003, we realized gains of $0.4 million and losses of $0.1 million from the sale of short-term investments. No impairment losses were recorded on short-term investments during the first quarters of fiscal 2004 and fiscal 2003.

E.    Long-Term Investments

        At January 31, 2004, long-term investments mainly consist of investments made in venture capital partnerships and other direct investments we made for strategic purposes in equity securities of privately-held securities. Long-term investments are accounted for initially at cost and written down to fair value when indicators of impairment are deemed to be other than temporary.

        We routinely review our long-term investments for impairment. To assess impairment we analyze forecasted financial performance of the investees, the liquidation preference value of the stock we hold, and our estimate of the potential for investment recovery based on all these factors. During the first quarters of fiscal 2004 and fiscal 2003, we recognized impairment losses on long-term investments totaling $1.1 million and $10.8 million, respectively.

F.     Goodwill and Intangible Assets

  Goodwill

        The following is a summary of goodwill resulting from the following acquisitions:

	January 31, 2004	October 31, 2003
	(Amounts in thousands)
SUSE	$188,673	$—
SilverStream	126,689	126,689
Cambridge Technology Partners	42,500	42,500
Ximian	35,002	35,002
Other technology companies	9,109	9,109

Total goodwill	$401,973	$213,300

        Goodwill is allocated to our operating segments—Americas, EMEA, Asia Pacific, and Celerant Management Consulting. We consider these segments to be the reporting units for allocating and evaluating goodwill.

        Goodwill recorded in connection with the SUSE acquisition is not yet allocated to our geographic operating segments because integration is still underway. We expect to make this allocation in the second quarter of fiscal 2004.

        Goodwill is allocated to our operating segments as follows:

	Americas	EMEA	Asia Pacific	Celerant Management Consulting	Unallocated SUSE	Total
	(Amounts in thousands)
Balance as of Oct 31, 2003	$86,817	$74,100	$9,883	$42,500	$—	$213,300
Acquisition of SUSE	—	—	—	—	188,673	188,673

Balance as of Jan 31, 2004	$86,817	$74,100	$9,883	$42,500	$188,673	$401,973

  Intangibles

        The following is a summary of identifiable intangible assets, net of accumulated amortization:

	January 31, 2004	October 31, 2003
	(Amounts in thousands)
Developed technology	$7,892	$8,410
Customer relationships	13,014	—
Internal use software	5,701	—
Trademarks/trade names	26,121	2,390

Total identifiable intangible assets	$52,728	$10,800

        Developed technology relates primarily to the exteNd product line that we acquired as a part of our July 2002 acquisition of SilverStream Software, Inc. Customer relationships relate to values allocated for service contracts, partner memberships and alliances entered into by SUSE, which we will continue to use. Internal use software relates to software internally developed by SUSE, which we will continue to use. Trademarks and trade names relate to SUSE brand names ($24.2 million), Ximian brand names ($1.2 million) and SilverStream brand names ($0.7 million), which we continue to use. Developed technology, customer relationships and internal use software are being amortized over three years. Amortization for the first quarters of fiscal 2004 and fiscal 2003 was $1.5 million and $3.0 million, respectively. Trade names have an indefinite life and therefore are not amortized but are reviewed for impairment at least annually.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we do not amortize goodwill or intangible assets with indefinite lives. We review these assets periodically for potential impairment. During the fourth quarters of fiscal 2002 and fiscal 2003, we completed our annual impairment review based on August 1, 2002 and 2003 balances and determined that there was no impairment as of those dates. Additionally, we determined that no goodwill or intangible asset impairments existed in any of our operating segments at January 31, 2004.

        In connection with the SUSE acquisition, we recorded additional goodwill and a deferred income tax liability of $17.1 million resulting from the future tax consequences of the non-deductibility of identified net intangible assets recorded in this transaction.

G.    Income Taxes

        Income tax expense for the first quarter of fiscal 2004 was $6.3 million and relates primarily to income tax expenses incurred on foreign earnings. These foreign earnings cannot be offset by net operating losses, which are primarily related to the U.S. tax jurisdiction. The effective tax rate on income for the first quarter of fiscal 2004 and the estimated effective tax rate for fiscal 2004 is 38.5%. The effective tax rate for fiscal 2003 was 194.3%. The fiscal 2004 effective tax rate differed from the effective tax rate for 2003 because of the establishment of a full valuation allowance resulting in adjustments of $131 million during fiscal 2003. This valuation allowance was recorded as a result of our analysis of the facts and circumstances at the time, which led us to conclude that we could no longer forecast future U.S. taxable income under the more likely than not standard required by SFAS No. 109, "Accounting for Income Taxes." The Company's cumulative pre-tax book loss for three consecutive years ended October 31, 2003, imposed a high standard for compelling, positive evidence of the likelihood of, and ability to forecast, future taxable income in the near term.

        In connection with our acquisition of all the outstanding stock of SUSE, we recorded a $17.1 million deferred income tax liability resulting from the future tax consequences of the non-deductibility of identified intangible assets of $43.5 million recorded in the transaction.

        We paid income taxes of $1.2 million in the first quarter of fiscal 2004 and $3 million for the first quarter of fiscal 2003.

H.    Line of Credit

        We have a $20 million bank line of credit available for letter of credit purposes. At January 31, 2004, there were standby letters of credit of $15.3 million outstanding under this line, $13 million of which is secured by cash. The bank line expires at April 1, 2004 and is expected to be renewed at that time. The bank line is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. We are in compliance with all financial covenants as of January 31, 2004. In addition, at January 31, 2004, we had outstanding letters of credit of an insignificant amount at some other banks.

I.     Restructuring

        We recorded no restructuring charges during the first quarter of fiscal 2004. We did record pretax restructuring charges related to plans of restructuring announced in the third quarter of fiscal 2003, the second quarter of fiscal 2002, the fourth quarter of fiscal 2001 and the third quarter of fiscal 2001. These restructuring charges were in response to changes in general market conditions, changing customer demands and the evolution of our business strategy relative to the identity management and web services area of our business and our revised strategies. The full details of these restructurings are disclosed in our Annual Report on Form 10-K for the 2003 fiscal year.

        The following table summarizes the activity during the first quarter fiscal 2004 related to these restructurings:

	2003 Restructuring	2002 Restructuring	Fourth Quarter 2001 Restructuring	Third Quarter 2001 Restructuring
	(Amounts in thousands)
Balance at October 31, 2003:
Severance benefits	$6,879	$1,006	$104	$—
Excess facilities, property and equipment	8,434	4,142	2,732	2,653
Other restructuring-related costs	1,842	300	185	—

	$17,155	$5,448	$3,021	$2,653

Payments during first quarter of fiscal 2004:
Severance benefits	(6,527)	—	(105)	—
Excess facilities, property and equipment	(2,555)	(457)	(121)	(363)
Other restructuring-related costs	1,646	—	—	—
Balance at January 31, 2004:
Severance benefits	$352	$1,006	$(1)	$—
Excess facilities, property and equipment	5,879	3,685	2,611	2,290
Other restructuring-related costs	3,488	300	185	—

	$9,719	$4,991	$2,795	$2,290

        As of January 31, 2004, the remaining balances include accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period, not to exceed two years, lease costs for redundant facilities, which will be paid over the respective remaining contract terms, and various severed employee related costs, which will be paid over the next three quarters.

J.     Guarantees

        During the first quarter of fiscal 2002, we sold our subsidiary in the Czech Republic. As a part of this transaction, we provided a guarantee to the landlord of the building we leased in the Czech Republic whereby we agreed to pay any and all monies due under the lease, including legal fees if the new lessee defaults on the lease. During fiscal 2003, we paid approximately $100,000 against this guarantee and at January 31, 2004, we have accrued an additional $0.7 million, which represents our liability exposure if the new lessee continues in default, excluding legal fees. In addition, we have provided a guarantee in the amount of $2 million related to a foreign tax audit. No amounts have been paid against this guarantee. It is expected the term of the guarantee will continue until the conclusion of the audit.

        As an element of our standard contract terms, we include an indemnification clause in our agreements with our customers that indemnify the licensee against certain liability and damages arising from intellectual property infringement claims arising from their use or distribution of our software.

These terms are relatively common in the high technology industry. We do not record a liability for potential litigation claims related to indemnification agreements with our customers, unless and until we conclude the likelihood of a material obligation is probable.

        During the first quarter of fiscal 2004, we implemented our Novell Linux Indemnification Program. Under this program, indemnification is offered for copyright infringement claims made by third parties against registered Novell customers who obtain SUSE™ Enterprise Linux Server 8 and who, after January 12, 2004, obtain upgrade protection and a qualifying technical support contract from us or a participating Novell or SUSE channel partner. At January 31, 2004, we did not record a liability for potential claims related to the Novell Linux Indemnification Program because we do not believe the likelihood of a material obligation is probable or estimable.

K.    Commitments and Contingencies

        As of January 31, 2004, we had a carrying value of $47.7 million related to long-term investments in various venture capital funds and had commitments to contribute an additional $47.5 million to these funds, of which approximately $13.2 million could be contributed in fiscal 2004, approximately $16.1 million in fiscal 2005, and approximately $18.2 million thereafter as requested by the fund managers.

L.    Legal Proceedings

        In January 2004, the SCO Group, Inc. ("SCO") filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. Novell removed the claim to the U.S. District Court, District of Utah. SCO alleges that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare have harmed SCO's business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. SCO seeks to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and actual, special and punitive damages in an amount to be proven at trial. We believe that we have meritorious defenses to these claims and intend to vigorously defend ourselves in this suit. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

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

        SilverStream and several of its former officers and directors, as well as the underwriters, who handled SilverStream's two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Exchange Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of these issuers, including SilverStream's. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court. While

Novell believes that SilverStream and its former officers and directors have meritorious defenses to the claims, a Memorandum of Understanding has been reached between many of the defendants and the plaintiffs, which contemplate a settlement of the claims. The finalization of any settlement, however, has not been completed. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

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

M.   Segment Information

        Beginning November 1, 2002, we reorganized our operations and began reporting our financial results in four new segments; three are based on geographic area and a fourth is Celerant Management Consulting. The geographic segments are Americas, EMEA, and Asia Pacific. Performance is evaluated by our Chief Executive Officer and Worldwide Management Committee, our chief decision makers, and is based on reviewing revenue and segment operating income (loss) information for each of the segments. These geographic segments include:

  •
  Americas—includes the United States, Canada, and Latin America

  •
  EMEA—includes Eastern and Western Europe, Middle East, and Africa

  •
  Asia Pacific—includes China, Japan, Southeast Asia, Australia, New Zealand, and India

        All geographic segments sell our products, services and solution offerings. These offerings are sold direct or via OEM, reseller, and distributor channels. Operating results by segment are as follows:

	Three Months Ended
	January 31, 2004		January 31, 2003
	Net Revenue	Operating Income (Loss)	Net Revenue	Operating Income (Loss)
	(Amounts in thousands)
Americas	$121,548	$62,880	$131,841	$53,870
EMEA	87,851	27,067	81,727	29,075
Asia Pacific	20,375	4,314	17,857	918
Common unallocated operating costs	—	(86,329)	—	(89,703)

Total geographical segments	229,774	7,932	231,425	(5,840)
Celerant Management Consulting	37,333	6,074	28,546	(70)
Unallocated integration costs	—	—	—	(255)

Operating income (loss) per statement of operations	$267,107	$14,006	$259,971	$(6,165)

        Revenue of $2.2 million and expenses of $2.9 million were recorded by SUSE during the period from January 12, 2004 through January 31, 2004. This revenue is included in the EMEA segment for the first quarter of fiscal 2004.

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

        In addition, the chief decision makers review revenue by solution category, all of which are included in the geographic segment revenue. These solution categories are:

  •
  Identity management and web services—solutions that help customers with their identity management and security issues. Products include Secure-Login/Single Sign-On, DirXML®, iChain®, exteNd™, and BorderManager®. Products in this category are branded as Nsure™ and exteNd™.

  •
  Cross platform services—solutions that offer an effective and open approach to networking and collaboration services, including file, print, messaging, scheduling, workspace, etc. while using a cross-platform approach. Products include NetWare®, GroupWise®, ZENworks®, and Novell iFolder®. Products in this category are branded as Nterprise™. Currently, our Ximian and SUSE offerings are included in this category.

  •
  Worldwide services—comprehensive worldwide IT consulting, education, and support services that apply business solutions to our customers' business situations, providing the business knowledge and technical expertise to help our customers implement our identity management, web services, and cross platform services. Services in this category are branded as NgageSM.

  •
  Celerant Management Consulting—operational strategy and implementation consulting services offered to a wide range of customers across various sectors, worldwide.

        Revenues by solution category are as follows:

	Three Months Ended
	January 31, 2004	January 31, 2003
	(Amounts in thousands)
Identity management and web services	$22,472	$22,903
Cross platform services	136,539	136,094

Total software licenses and maintenance	159,011	158,997
Worldwide services	70,763	72,428

Total IT software and solutions	229,774	231,425
Celerant Management Consulting	37,333	28,546

Total net revenue	$267,107	$259,971

        For the first quarter of fiscal 2004 and 2003, revenues in the U.S were $117 million and $124 million, respectively and sales to customers outside the U.S were $150 million and $136 million, respectively. During the first quarter of fiscal 2004 and 2003, sales in EMEA accounted for 76% of our sales outside the U.S. No single customer and no country outside the U.S. accounted for more than 10% of total revenue during the first quarter of fiscal 2004 or 2003.

N.    Net Income (Loss) Per Share

        Earnings per share were calculated as follows:

	Three Months Ended
	January 31, 2004	January 31, 2003
	(Amounts in thousands, except per share data)
Basic net income (loss) per share computation:
Net income (loss)	$10,135	$(11,888)

Weighted average shares outstanding	380,106	368,075
Basic net income (loss) per share	$0.03	$(0.03)

Diluted net income (loss) per share computation:
Net income (loss)	$10,135	$(11,888)

Weighted average shares outstanding	380,106	368,075
Incremental shares attributable to exercise of outstanding options (treasury stock method)	12,005	—

Total	392,111	368,075
Diluted net income (loss) per share	$0.03	$(0.03)

        The assumed exercise of outstanding stock options have an anti-dilutive effect for the quarter ended January 31, 2003 because of the net loss. As a result, these shares have been excluded in the calculation of diluted net loss per share for the first quarter of fiscal 2003.

O.    Comprehensive Income (Loss)

        The components of comprehensive income (loss), net of tax, for the first quarters of fiscal 2004 and 2003, were as follows:

	Three Months Ended
	January 31, 2004	January 31, 2003
	(Amounts in thousands)
Net income (loss)	$10,135	$(11,888)
Change in net unrealized gain/loss on investments	(341)	301
Cumulative pension liability	(1,349)	—
Change in cumulative translation adjustment	8,866	(371)

Comprehensive income (loss)	$17,311	$(11,958)

        The components of accumulated other comprehensive income, net of related tax, at January 31, 2004 and October 31, 2003 are as follows:

	January 31, 2004	January 31, 2003
	(Amounts in thousands)
Net unrealized gain on investment	$1,158	$1,499
Increase in pension liability	(1,349)	—
Cumulative translation adjustment	14,435	5,569

Accumulated other comprehensive income	$14,244	$7,068

P.     Stock-Based Compensation

        We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. We apply the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."

        At January 31, 2004, we had authorized several stock-based compensation plans. Under these plans, options to purchase shares of our common stock can be granted to employees, consultants, and outside directors. We generally grant employees stock options at an exercise price equal to the fair market value of our common stock. Thus, in accordance with the intrinsic values method, no compensation expense (except compensation expense related to restricted stock purchase rights, restricted units, below-market option grants, and grants to non-employees) has been recognized for our stock-based compensation. If compensation expense for our stock-based compensation had been determined based on the fair value of the stock grants, our net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

	Three Months Ended
	January 31, 2004	January 31, 2004
	(Amounts in thousands, except per share data)
Net income (loss):
As reported	$10,135	$(11,888)
Less: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(10,627)	(9,898)
Add: total stock-based compensation expense recorded in the statement of operations	1,111	906

Pro forma	$619	$(20,880)

Net income (loss) per share:
As reported basic	$0.03	$(0.03)
Pro forma basic	$0.00	$(0.06)
As reported diluted	$0.03	$(0.03)
Pro forma diluted	$0.00	$(0.06)

        For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the first quarters of fiscal 2004 and fiscal 2003: a risk-free interest rate of approximately 3.1% and 2.85%, respectively; a dividend yield of 0.0% for both quarters; a weighted-average expected life of five years for both quarters, except for the shares tendered as a part of a tender offer which have an average expected life of three years; and a volatility factor of the expected market price of our common stock of 0.79 and 0.89, respectively. The weighted average fair value of options granted in the first quarters of fiscal 2004 and fiscal 2003 was $5.65 and $2.13, respectively.

        For purposes of the above table, pro forma compensation expense is estimated for the fair value of the employees' purchase rights using the Black-Scholes option pricing model with the following assumptions if shares had been issued in the first quarters of fiscal 2004 and fiscal 2003: risk-free interest rate of approximately 0.6% and 1.07%, respectively; a dividend yield of 0.0% for both periods; a weighted-average expected life of six months for both periods; and a volatility factor of the expected market price of our common stock of 0.79 and 0.89, respectively. The weighted average fair value of the purchase rights issued in the first quarters of fiscal 2004 and fiscal 2003 was $2.24 and $1.07, respectively.

Q.    Derivative Instruments

        A large portion of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. We do not currently hedge currency risks related to revenue or expenses denominated in foreign currencies. However, to protect against reductions in value caused by changes in foreign exchange rates, we have established balance sheet and intercompany hedging programs. We hedge currency risks of some assets and liabilities denominated in foreign currencies through the use of one-month foreign currency forward contracts, primarily on the Euro, Japanese yen, and certain other European, Latin American and Asian currencies.

        We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the quarter-end, the fair value of the derivatives as of January 31, 2004 is insignificant. Gains and losses recognized during the quarter on these foreign currency contracts are recorded as other income or expense and would generally be offset by corresponding losses or gains on the related hedged items, resulting in negligible net exposure to our financial statements.

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

Introduction

        Novell, Inc. ("Novell") has been a thought leader in the field of computer networking since our development and release of NetWare™ in 1983. Building on this foundation, we recently acquired two companies that are key players in the Linux market. As a result of our 20 years of experience as a leader in the field of computer networking, and the expertise in the companies that we recently acquired, we believe we employ some of the best engineers in the world. These engineers, in collaboration with our consulting professionals, create world-class information technology ("IT") solutions. We are proud of our people, their skills, and the dedication they give the company. Leveraging this expertise, we expect to continue the evolution of our cross-platform strategy and become a leader in providing cross-platform solutions, web services, and identity management. During fiscal 2003, we announced our strategy to support Linux as well as NetWare, giving our customers a choice by providing Novell™ products and services that run on both NetWare and Linux platforms. Our solutions leverage our network expertise and the Web to help to create a world without information boundaries.

        In the first quarter of fiscal 2004, due to a challenging information technology environment, we have taken steps to stabilize our core business and reposition Novell to focus on key growth areas. We reported basic and diluted net income per share of $0.03 for the first quarter of fiscal 2004 compared to a net loss per share of $0.03 per share for the same period of fiscal 2003 due to increased revenues, favorable foreign exchange rates, lower sales and marketing expenses, an improved gross profit margin and lower impairment charges on long-term assets offset by increased product development costs.

        We made considerable progress on our Linux initiatives. On January 12, 2004, we acquired SUSE LINUX AG ("SUSE"), a privately-held company and a leading distributor of commercial Linux for enterprise servers. On August 4, 2003, we acquired Ximian, Inc. ("Ximian"), a privately-held company and leading provider of desktop and server solutions that enable enterprise Linux adoption. These acquisitions expand our ability to support and distribute a complete package of Linux solutions, provide us the ability to offer the most complete open source application stack available and bring leaders in the open source community and a strong core of Linux developers to Novell.

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

        We record provisions against revenue for estimated sales returns and allowances on product and service-related sales in the same period as the related revenue is recorded. We also record a provision to operating expenses for bad debts resulting from customers' inability to pay for the products or services they have received, due to such factors as bankruptcy. These estimates are based on historical sales returns and bad debt expense, analyses of credit memo data, and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns or bad debts, revenue or net income could be overstated or understated.

        Long-lived Assets.    Our long-lived assets include fixed assets, long-term investments, goodwill, and other intangible assets. At January 31, 2004, our long-lived assets included $254 million of net fixed assets, $52 million of long-term investments, $402 million of goodwill, and $53 million of identifiable intangible assets.

          Property, Plant, and Equipment. We periodically review our property, plant, and equipment for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In determining whether an asset is impaired, we must make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, we may be required to record impairment charges for these assets.

          Long-term Investments. The fair value of the long-term investments is dependent on the actual financial performance of the companies or venture funds in which we have invested, the investee's market value, and the volatility inherent in the external markets for these investments. In assessing potential impairment for these private equity investments, we consider these factors as well as the forecasted financial performance of our investees, liquidation preference value of the stock we hold, and estimated potential for investment recovery based on all these factors. If any of these factors indicate that the investment has become other-than-temporarily impaired, we may have to record additional impairment charges not previously recognized. During the first quarters of fiscal 2004 and fiscal 2003, we recognized $1.1 million and $10.8 million, respectively, of impairment losses related to our long-term investments. If general market conditions do not improve, or if any of the companies or venture funds included in long-term investments do not meet performance goals, our investments could become other-than-temporarily impaired as their values decline, causing us to record further investment impairment charges.

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

          Additionally, during our review of goodwill and intangible assets during the first quarter 2004, we noted no significant changes in market conditions, our assumptions and other factors since we performed our annual impairment test. However, changes in the assumptions used in the analysis could have changed the resulting outcome. For example, to estimate the fair value of our reporting units, we made estimates and judgments about future cash flows based on our fiscal 2004 forecast and current long-range plans used to manage the business. These long-range estimates could change in the future depending on internal changes in our company as well as external factors. Future changes in estimates or in the manner we report and evaluate our operating segments could possibly result in a non-cash goodwill impairment charge that could have a material adverse impact on our results of operations.

          During the third quarter of fiscal 2003, we determined that impairment indicators existed related to the developed technology and trade names we acquired from SilverStream, mainly as a result of failure to achieve revenue growth targets for the exteNd™ products. Based on an independent valuation of these assets, we recorded a $23.6 million impairment charge to write down these assets to their estimated fair value. This charge was included in cost of revenue.

          As a result of the impairment recorded on these intangible assets, we also analyzed our other long-lived assets for indicators of impairment, as required by SFAS No. 142, in the third quarter. This analysis included goodwill and fixed assets acquired from SilverStream. Applying the provisions of SFAS No. 142 and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," we noted no additional indicators of impairment.

          Developed technology and internal use software are amortized over three years as a cost of revenue. Trade names have an indefinite life and therefore are not amortized but are reviewed for impairment at least annually.

          Deferred Tax Assets. We perform quarterly and annual assessments of the realization of our deferred tax assets considering all available evidence, both positive and negative. Assessments of the realization of deferred tax assets require that management make significant judgments about many factors, including the amount and likelihood of future taxable income. As a result of these assessments, we previously established valuation allowances on select deferred tax assets that were considered to be at risk due to their unique characteristics and limitations, such as capital loss carryovers and acquired tax attributes. Through the third quarter of fiscal 2003, we concluded that it was more likely than not that the remaining recognized deferred tax assets would be realized. The valuation allowance established in the fourth quarter of fiscal 2003 was recorded as a result of our analysis of the facts and circumstances at that time, which led us to conclude that we could no longer forecast future U.S. taxable income under the more likely than not standard required by SFAS No. 109, "Accounting for Income Taxes." The Company's cumulative pre-tax book loss for three consecutive years ended October 31, 2003 imposed a high standard for compelling, positive evidence of the likelihood of, and ability to forecast, future taxable income in the near term. As a result, in the fourth fiscal quarter 2003 and the first quarter 2004, we provided a full valuation allowance against net deferred tax assets carried on our balance sheet. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions.

Results of Operations

Acquisition

        On January 12, 2004, we purchased substantially all of the outstanding stock of SUSE, a privately-held company and a leading provider of Linux-based products, for approximately $210 million in cash, plus estimated merger and transaction costs of $7 million. The acquisition of SUSE enables us to offer a full range of enterprise solutions on the Linux platform, from the server to the desktop. This transaction was accounted for as a purchase. SUSE's results of operations have been incorporated into ours beginning on the acquisition date of January 12, 2004.

        The purchase price was preliminarily allocated as follows:

	Estimated Acquisition Cost	Asset Life
	(Amounts in thousands)
Fair value of net tangible assets acquired	$1,599	N/A
Identifiable intangible assets:
Customer relationships	13,385	3 years
Internal use software	5,864	3 years
Trademarks/trade names	24,221	Indefinite
Goodwill	188,673	Indefinite

	$233,742

        We recorded additional goodwill and a deferred income tax liability of $17 million resulting from the future tax consequences of the non-deductibility of identified net intangible assets recorded in connection with this acquisition.

        Goodwill from the SUSE acquisition resulted from our belief that SUSE's technology is valuable to our product offerings. The purchase price allocation will be adjusted as integration plans are finalized, as allowed by Statement of Financial Accountings Standards (SFAS) No. 141, "Business

Combinations." We used an independent valuation firm to estimate the fair values of the intangible assets.

        As integration plans are finalized, the goodwill arising from the SUSE acquisition will be allocated to our geographic segments. Revenues of $2.2 million and expenses of $2.9 million were recorded by SUSE for the period from January 12, 2004 to January 31, 2004, and are included in the EMEA geographic segment and the Cross-Platform Services solutions group. If the SUSE acquisition had occurred at November 1, 2003, the estimated pro forma revenues, net income and net income per share (basic and diluted), for the first quarter of fiscal 2004 would have been $275.0 million, $9.2 million and $0.02, respectively. If the SUSE acquisition had occurred at November 1, 2002, the estimated pro forma revenues, net loss and net loss per share (basic and diluted), for the first quarter of fiscal 2003 would have been $267.8 million, $16.1 million, and $0.04, respectively.

        Acquisitions in previous periods are disclosed in our Annual Report on Form 10-K for the fiscal 2003 fiscal year.

Revenue

        Operating segments.    We sell our products, services, and solutions primarily to large-scale corporations, government entities, educational institutions, resellers, and distributors both domestically and internationally.

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

        The geographic segments are:

  •
  Americas—includes the United States, Canada, and Latin America

  •
  EMEA—includes Eastern and Western Europe, Middle East, and Africa

  •
  Asia Pacific—includes China, Japan, Southeast Asia, Australia, New Zealand, and India

        The following summarizes revenue by segment:

	Three Months Ended,
	January 31, 2004	January 31, 2003	Change
	(Amounts in millions)
Americas	$122	$132	(8)%
EMEA	88	82	7%
Asia Pacific	20	18	11%
Celerant Management Consulting	37	28	32%

Total net revenue	$267	$260	3%

        Revenue in the Americas decreased by 8% during the first quarter of fiscal 2004 compared to the same period of fiscal 2003 primarily as a result of a $6.2 million decline in NetWare license sales. Identity Management and Web Services and IT consulting revenues were down $4 million for the first quarter of fiscal 2004 compared to the same quarter of fiscal 2003 due to the difficult economy and flat corporate IT spending. These decreases in revenue were offset somewhat by increased customer maintenance and service revenue for the first quarter of fiscal 2004 compared to the same period in fiscal 2003.

        Revenue in EMEA increased by 7% during the first quarter of fiscal 2004 compared to the same period of fiscal 2003 primarily as a result of positive foreign currency effects of approximately $7 million. Revenue of $2.2 million generated by SUSE during the period from January 12, 2004 through January 31, 2004 is included in the EMEA segment and the cross platform solutions category for the first quarter of fiscal 2004.

        Revenue in Asia Pacific increased by 11% during the first quarter of fiscal 2004 compared to the same period of fiscal 2003 primarily as a result of positive foreign currency effects and increases in Identify Management and Web Services and Cross Platform Services licenses and maintenance revenues.

        Revenue in our Celerant Management Consulting segment increased by 32% during the first quarter of fiscal 2004 compared to the same period of fiscal 2003 but was relatively flat with the previous three quarters. The year-over-year increase in revenue is due to favorable exchange rates and to delayed revenue recognition in the first quarter of fiscal 2003 due to a specific customer situation, which is not likely to recur.

        Geographic information.    For the first quarter of fiscal 2004 and fiscal 2003, revenues in the U.S. were $117 million and $124 million, respectively, and sales to customers outside the U.S. were $150 million and $136 million, respectively. During the first quarter of fiscal 2004 and fiscal 2003, sales in EMEA accounted for 76% of our sales outside the U.S. No single customer or country outside the U.S. accounted for more than 10% of total revenue during the first quarter of fiscal 2004 or fiscal 2003.

        Solutions categories.    In addition to reviewing geographic and Celerant Management Consulting segment results, our chief decision makers review net revenue by solution category. These solution categories are:

  •
  Identity management and web services—solutions that help customers with their identity management and security issues. Products include Secure-Login/Single Sign-On, DirXML®, iChain®, exteNd™, and BorderManager®. Products in this category are branded as Nsure™ and exteNd™.

  •
  Cross platform services—solutions that offer an effective and open approach to networking and collaboration services, including file, print, messaging, scheduling, workspace, etc. while using a cross-platform approach. Products include NetWare®, GroupWise®, ZENworks®, and Novell iFolder®. Products in this category are branded as Nterprise™. Currently, our Ximian and SUSE offerings are included in this category.

  •
  Worldwide services—comprehensive worldwide IT consulting, education, and support services that apply business solutions to our customers' business situations, providing the business knowledge and technical expertise to help our customers implement our identity management, web services, and cross platform services. Services in this category are branded as NgageSM.

  •
  Celerant Management Consulting—operational strategy and implementation consulting services offered to a wide range of customers across various sectors, worldwide.

	Three Months Ended
	January 31, 2004	January 31, 2003	Change
	(Amounts in millions)
Identity management and web services	$22	$23	(4)%
Cross platform services	137	136	1%
Worldwide services	71	73	(3)%
Celerant Management Consulting	37	28	32%

Total net revenue	$267	$260	3%

        Identity management and web services revenue was relatively flat for the first quarter of fiscal 2004 compared to the same period of fiscal 2003 due to the difficult economy and flat corporate IT spending.

        Cross platform services generates revenue through two solution categories—Services Platforms and Storage and Management and Collaboration. The Services Platforms and Storage category (primarily our NetWare offerings) generated $76 million in revenues for the quarter. This represents a 7% decrease in revenues for the quarter as compared to the same quarter in fiscal 2003, which is improved from the 14% decrease in NetWare revenues between the first quarter of fiscal 2002 & 2003. This improvement is attributed to favorable foreign currency effects and, we believe, to customers who are choosing NetWare in response to our message of choice and flexibility surrounding Linux. The Management and Collaboration category (primarily our ZENworks and GroupWise offerings) generated revenue of $61 million for the quarter. This represents an increase of 11% for the quarter compared to the same quarter in fiscal 2003. This improvement is somewhat linked to the improved NetWare trends for the quarter because our large customers that purchase Netware will often purchase ZENworks and GroupWise as well.

        Worldwide services revenue decreased 3% due primarily to a 7% decrease in IT consulting (branded as Ngage) revenue for the quarter compared to the same quarter in fiscal 2003. Ngage consulting revenue was $34 million for the quarter. This decrease in IT consulting is primarily due to transitions from large application development projects to solution engagements involving Identity Management and Web Services offerings. This decrease in revenue was partially offset by a 2% increase in Technical Services and Training revenues for the quarter compared to the same quarter in the prior year. Technical Services and Training generated revenues of $36 million for the quarter.

        The increase in revenue in Celerant Management Consulting revenue is discussed previously in the Operating Segments section.

        Forward-looking revenue trends.    NetWare revenue for fiscal 2003 was down 12% compared to fiscal 2002 and was down 15% from fiscal 2001 to fiscal 2002. These declines are primarily a result of loss of market share. In fiscal 2004, we expect NetWare revenue to continue to decrease. However, as previously discussed, a significant aspect of our overall corporate strategy is to embrace the open source movement, specifically, the Linux operating system. Our acquisitions of Ximian and SUSE make us the only major company to offer a complete vertically-integrated Linux system from server to desktop. Accordingly, we believe that our Linux initiatives provide revenue opportunities for the sale of new products and will help assist and augment our existing product revenue streams and trends as the Linux market grows in the future.

        At January 31, 2004, we had $294 million of deferred revenue representing revenue that is expected to be recognized in future periods. The majority of this deferred revenue relates to maintenance contracts, which are recognized ratably over the maintenance period of typically one year. We have either received payment or recorded a receivable for the deferred revenue, and have determined collectability to be probable. Direct costs incurred to fulfill these maintenance obligations are recognized as work is performed.

Gross profit

	Three Months Ended
	January 31, 2004	January 31, 2003
	(Amounts in millions)
New software license	$50	$56
As a percentage of software license revenue	91%	92%
Maintenance and service	122	106
As a percent of maintenance and service revenue	58%	54%
Total gross profit	$172	$162

        The slight decrease in gross profit as a percentage of revenue on software licenses from 92% in the first quarter of fiscal 2003 to 91% in the first quarter of fiscal 2004 is result of competitive pricing pressure on new license sales.

        Gross profit as a percentage of revenue on maintenance and services increased from 54% in the first quarter of fiscal 2003 to 58% for the first quarter of 2004. This increase is due primarily to our efforts in improving resource utilization in our IT consulting services via the elimination of over 200 consultants, mainly in the Americas.

Operating expenses

	Three Months Ended
	January 31, 2004	January 31, 2003	Change
	(Amounts in millions)
Sales and marketing	$82	$98	(16)%
Percentage of revenue	31%	38%
Product development	$50	$43	16%
Percentage of revenue	19%	17%
General and administrative	$26	$28	(7)%
Percentage of revenue	10%	11%
Total operating expenses	$158	$169	(7)%
Percentage of revenue	59%	65%

        Sales and marketing expense, in total and as a percentage of revenue, decreased in the first quarter of fiscal 2004 compared to the same period of fiscal 2003. This decrease is due to lower headcount levels of over 200 employees, primarily in sales, and to reduced marketing spend of $11.3 million in the first quarter of fiscal 2004, compared to the first quarter of fiscal 2003. Sales and marketing expenses can fluctuate as a percentage of revenue in any given period due to product promotions, advertising, and other discretionary expenses. We plan to increase the level of marketing expenses during the second quarter of fiscal 2004 in conjunction with our annual BrainShare® Conference and other marketing efforts.

        Product development expenses, in total and as a percentage of revenue, increased in the first quarter of fiscal 2004 compared to the same period of fiscal 2003 due to increased research and development costs from the acquisitions of Ximian and SUSE and increased employee compensation costs. Product development headcount increased in the first quarter of fiscal 2004 by 44 engineers compared to the same quarter of fiscal 2003 due to the acquisitions of Ximian in the fourth quarter of fiscal 2003 and the acquisition of SUSE on January 12, 2004, offset somewhat by internal headcount reductions.

        General and administrative expenses in the first quarter of fiscal 2004 decreased by 7% from the first quarter of fiscal 2003 primarily due to a decrease in general and administrative headcount of 150 employees offset by increased legal fees and other employee compensation costs.

Restructuring

        We recorded no restructuring charges in the first quarters of fiscal 2004 and fiscal 2003. Cash payments of $10.4 million were made during the first quarter of fiscal 2004 which reduced the remaining accrued restructuring liabilities to $19.8 million. The remaining restructuring liabilities include severance and benefits, which will be paid out over the remaining severance obligation period of approximately two years, lease costs for redundant facilities, which will be paid over the respective remaining contract terms, and various severed employee related costs, which will be paid approximately over the next three quarters.

        Our restructuring activities in previous periods are disclosed in detail in Novell's Annual Report on Form 10-K for the 2003 fiscal year.

Other income (expense), net

	Three Months Ended
	January 31, 2004	January 31, 2003	Change
	(Amounts in millions)
Other income (expense), net	$2	$(6)	133%
Percentage of revenue	1%	(2)%

        The increase in other income (expense) is primarily due to a $10.8 million impairment loss on long-term investments during the first quarter of fiscal 2003 compared to an impairment loss on long-term investments of $1.1 million for the first quarter of fiscal 2004. Investment income for the first quarter of fiscal 2004 was $4.7 million compared to investment income of $3.7 million for the first quarter of fiscal 2003.

Income tax expense (benefit)

	Three Months Ended
	January 31, 2004	January 31, 2003
	(Amounts in millions)
Income tax expense (benefit)	$6,348	$(466)
Effective tax (benefit) rate	38.5%	(4)%

        The income tax provision primarily represents income tax expenses incurred on foreign earnings that cannot be offset by U.S. net operating loss carryforwards. Our actual effective tax rate for the first quarter of fiscal 2004 was 38.5% compared to the effective tax rate of a negative 4% for the same period in 2003. The rate differs because of non-deductible investment impairments taken in the first quarter of 2003.

Liquidity and Capital Resources

	January 31, 2004	October 31, 2003	Change
	(Amounts in millions)
Cash and short-term investments	$605	$752	19.5%
Percentage of total assets	38%	48%

        Cash and short-term investments decreased to $605 million at January 31, 2004, compared to $752 million at October 31, 2003. This decrease is due primarily to cash payments of $210 million in connection with our purchase of SUSE and $12 million for the purchases of property and equipment, primarily office and computer equipment, in the first quarter of fiscal 2004. Cash provided from operations and cash provided from the issuance of common stock for the first quarter of fiscal 2004 were $31 million and $28 million, respectively. Merger and acquisition costs of $1.6 million incurred in connection with the acquisition of SUSE were paid in the first quarter of fiscal 2004, and an estimated $5.4 million of further merger and acquisition costs will be paid in future periods.

        As of January 31, 2004, we had cash and other short-term investments of $283 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, which incur market risk. Our short-term investment portfolio includes gross unrealized gains and losses of $1.6 and $0.1 million, respectively, as of January 31, 2004. We monitor our investments and record losses when a decline in the investment's market value is determined to be other than temporary.

        We also invest excess cash in long-term investments mainly consisting of investments made in venture capital partnerships for the promotion of our business and strategic objectives. As of January 31, 2004, we had a carrying value of $47.7 million related to investments in various venture capital funds and had commitments to contribute an additional $47.5 million to these funds, of which we estimate approximately $13.2 million could be contributed in fiscal 2004, approximately $16.1 million in fiscal 2005, and approximately $18.2 million thereafter as requested by the fund managers. We intend to fund these investments with cash from operations and cash on hand.

        As of January 31, 2004, we have various operating leases related to our facilities with remaining terms of more than one year. These leases have minimum annual lease commitments of $32 million in fiscal 2004, $27 million in fiscal 2005, $22 million in fiscal 2006, $18 million in fiscal 2007, $13 million in fiscal 2008, and $16 million thereafter. Furthermore, we have $40 million of minimum rentals to be received in the future from subleases.

        Our principal source of liquidity continues to be from operations, cash on hand, and short-term investments. At January 31, 2004, our principal unused sources of liquidity consisted of cash in the amount of $266 million, short-term investments in the amount of $339 million, and available borrowing capacity of approximately $4.7 million under our lines of credit. Our liquidity needs are principally for financing of accounts receivable, fixed assets, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

        We anticipate generating positive cash flows from operations in addition to investment income in fiscal 2004 sufficient to fund operations and other anticipated cash requirements. We anticipate being able to fund our current operations, any future acquisitions, any further integration, restructuring or any merger-related costs, and planned capital expenditures for the foreseeable future with existing cash and short-term investments together with cash generated from operations and investment income. We believe that borrowings under our credit facilities or offerings of equity or debt securities are possible if the need arises, although such offerings may not be available to us on acceptable terms, given current market conditions. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. For example, on January 12, 2004, we purchased SUSE for approximately $210 million in cash, not including merger and transaction costs.

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

Geographic segments

        The market for networking applications and solutions as well as IT consulting is highly competitive and subject to rapid technological change. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that competitive factors common to all of our operating segments include: our ability to sell both products and services as part of an overall solution; the breadth of our offerings; the pricing of our products and services; and the timing and market acceptance of new solutions developed by us and our competitors. In addition to the factors listed above, other key competitive factors include brand and product awareness; the performance, reliability and security of our products; the ability to preserve our legacy customer base; the completeness of our suite of product and solutions offerings; our ability to establish and maintain key strategic relationships with distributors, resellers and other partners; and the pricing strategies of our competitors. Our key competitors in our geographic segments include Microsoft, IBM, Sun, Altiris, Inc., Netegrity, Inc., and Computer Associates. Our competitors in the Linux market include BEA Systems, Inc., Red Hat, and Turbolinux, Inc. One pervasive factor facing all companies doing business in our industry is the presence—and dominance—of Microsoft. In a decision upheld by a federal appellate court, Microsoft was found to have violated Section 2 of the Sherman Act by unlawfully acting to maintain its monopoly over desktop operating systems. We remain concerned, however, that Microsoft may continue to engage in business practices that unfairly inhibit the growth of its competitors, including Novell, and that the settlement of the litigation between the Department of Justice and Microsoft will not significantly affect Microsoft's practices. This concern seems increasingly to be shared by the Department of Justice and the litigating states. For example, in the past, Microsoft has employed tactics that limit or block effective and efficient interoperability between Novell and Microsoft products. At the most recent status conference in U.S. v. Microsoft held on January 23, 2004, the Department of Justice expressed concern that the license Microsoft is offering for its communications protocols, as required by the court to facilitate interoperability, might not be having the desired effect of fostering competition. We will ensure, to the best of our ability that our products will interoperate with those of Microsoft as they enhance new operating systems and applications.

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

General

If We Are Not Successful in our Strategy of Taking a Competitive Position in the Linux Market, Our Revenue Will Not Grow at the Rate We Anticipate

        A significant aspect of our overall corporate strategy is to embrace the open source movement, specifically, the Linux operating system. It is our goal to stabilize the decline in our NetWare revenue by offering our customers a clear migration path to Linux should they decide to adopt an open source solution, and yet enable them to stay with NetWare until they are ready to make that decision. Over the past year, we have increasingly demonstrated our commitment to the open source development model, embraced open source technologies in our own offerings, invested significant energy and resources in key open source initiatives, and contributed to the open source movement. We plan to continue to do so in the future. We are strengthening our ability to sell and support Linux in addition to NetWare. Our ability to achieve success with our Linux and open source products and services is dependent on a number of factors including, but not limited to, the following: the growth of the Linux market; the acceptance of Linux solutions by clients; development of key Linux product solutions and upgrades; and the acceptance of those products by large industry partners and major accounts. If we are unable to grow the Linux products and services to become a major component of our business, our long-term growth will be negatively impacted.

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

The Legal Actions Being Taken By the SCO Group Could Adversely Affect Our Revenues Because of a Reduction in Demand for Our SUSE Linux and Ximian Products

        SCO filed legal action in March 2003 against IBM alleging misappropriation of trade secrets, tortious interference, unfair competition and breach of contract relating to IBM's sale of products based on the Linux operating system. Among other things, SCO maintains that Linux is an unauthorized derivative of UNIX and that portions of UNIX intellectual property that SCO alleges it owns have been included in the Linux operating system without authorization. SCO has warned that legal liability for the use of Linux may extend to commercial users, and SCO has threatened users with litigation and sought licensing fees from them. It is possible that SCO's actions may reduce general demand for Linux and Linux related products and services. In this event, demand for our Linux products and services could decrease, thereby reducing revenue.

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

        We recently announced our Novell Linux Indemnification Program. Under this program, indemnification is offered for copyright infringement claims made by third parties against registered Novell customers who obtain SUSE(R) Enterprise Linux Server 8 and who, after January 12, 2004, obtain upgrade protection and a qualifying technical support contract from us or a participating Novell or SUSE LINUX channel partner. Although indemnification programs for proprietary software are common in our industry, indemnification programs that cover open source software are not. Copyright infringement claims are not often brought against distributors of open source software, but because of the relatively unique nature of the Novell Linux Indemnification Program, the number and extent of claims that might be brought there under is uncertain. SCO has threatened to bring claims against end users of Linux for copyright violations arising out of the facts alleged in SCO's lawsuit against IBM and in SCO's public statements, and some of these claims could be indemnified under Novell's Linux Indemnification Program. In the event that claims for indemnification are brought under the Novell Linux Indemnification Program, we could incur significant expense reimbursing customers for their legal costs and, in the event those claims are successful, for damages.

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

Our Existing Relationships With Other IT Services Organizations May Be Impaired and We Could Lose Business

        We maintain relationships with IT services organizations that recommend, design, and implement solutions for their customers' eBusiness that include our products. At the same time, our service offerings compete with those of these same organizations. Although many companies in high-technology industries co-exist in a similar state of competition, any of these organizations could decide at any time to not continue to do business with us or to not recommend our products. A change in the willingness of these IT service organizations to do business with us could adversely affect our business.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of these risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at January 31, 2004.

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

Market Risk

        We also hold available-for-sale equity securities in our short-term investment portfolio. As of January 31, 2004, gross unrealized gains, before tax effect on the short-term public equity securities totaled $0.6 million. A reduction in prices of 10% of these short-term equity securities would result in approximately a $1 million decrease (less than 0.5%) in the fair value of our short-term investments.

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

Foreign Currency Risk

        We use derivatives to hedge those net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the U.S., impact our consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we do not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $3 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

        All of the potential changes noted above are based on sensitivity analyses performed on our financial position at January 31, 2004. Actual results may differ materially.

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

Item 1. Legal Proceedings.

        The information required by this item is incorporated herein by reference to Notes K &L of our financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

Exhibit Number	Description
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K.

        Form 8-K dated November 4, 2003, reporting Novell's entry into an agreement to acquire SUSE LINUX AG.

        Form 8-K dated November 4, 2003, reporting the date and time of Novell's earnings conference call.

        Form 8-K dated November 20, 2003, reporting the release of Novell's financial results for the quarter and year ended October 31, 2003, including financial statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)
Date: March 12, 2004	By:	/s/ JOSEPH S. TIBBETTS, JR. Joseph S. Tibbetts, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

  Part I. Financial Information
  Item 1. Financial Statements
NOVELL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share and per share data)
NOVELL, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except per share data)
NOVELL, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)
NOVELL, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS January 31, 2004
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES