Form 10-Q
period 2004-04-30
NOVELL INC
filed 2004-06-14
CIK 758004

Use these links to rapidly review the document
NOVELL, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 30, 2004
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

        As of June 1, 2004, there were 386,682,146 shares of the registrant's common stock outstanding.

NOVELL, INC.
TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

NOVELL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	April 30, 2004	October 31, 2003
	(Unaudited)
Assets
Current assets:
Cash, cash equivalents and short-term investments	$636,134	$751,852
Receivables, less allowances ($25,781 at April 30, 2004 and $26,852 at October 31, 2003)	214,731	232,492
Prepaid expenses	28,732	23,005
Other current assets	28,389	23,204

Total current assets	907,986	1,030,553
Property, plant and equipment, net	248,448	255,526
Long-term investments	52,936	50,948
Goodwill	401,969	213,300
Intangible assets	50,057	10,800
Other assets	6,298	6,526

Total assets	$1,667,694	$1,567,653

Liabilities, Redeemable Securities and Stockholders' Equity
Current liabilities:
Accounts payable	$53,405	$50,258
Accrued compensation	100,816	101,164
Other accrued liabilities	102,606	117,073
Income taxes payable	37,911	35,493
Deferred revenue	296,115	322,470

Total current liabilities	590,853	626,458
Deferred income taxes	16,458	—

Total liabilities	607,311	626,458

Minority interests	6,712	6,725

Series B Redeemable convertible preferred stock, Authorized—500,000 shares, Issued 1,000 shares at April 30, 2004; 0 shares at October 31, 2003 (at liquidation and redemption value)	50,000	—

Stockholders' equity:
Common stock, par value $.10 per share, Authorized—600,000,000 shares, Issued—386,581,069 shares at April 30, 2004; 376,460,107 shares at October 31, 2003	38,658	37,646
Additional paid-in capital	395,222	319,016
Retained earnings	571,496	576,759
Accumulated other comprehensive income	6,745	7,068
Other	(8,450)	(6,019)

Total stockholders' equity	1,003,671	934,470

Total liabilities, redeemable securities and stockholders' equity	$1,667,694	$1,567,653

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Three Months Ended
	April 30, 2004	April 30, 2003
Net revenue:
New software licenses	$60,306	$64,465
Maintenance and services	233,250	211,502

Total net revenue	293,556	275,967

Cost of revenue:
New software licenses	6,087	5,962
Maintenance and services	100,355	102,809

Total cost of revenue	106,442	108,771

Gross profit	187,114	167,196

Operating expenses:
Sales and marketing	93,646	101,737
Product development	52,031	48,354
General and administrative	24,215	30,939
Restructuring	4,737	8,675
Gain on sale of long-lived asset	(1,977)	—

Total operating expenses	172,652	189,705

Income (loss) from operations	14,462	(22,509)

Other income (expense), net:
Investment income (expense)	2,464	(10,459)
Other (expense), net	(2,089)	(2,016)

Other income (expense), net	375	(12,475)

Income (loss) before taxes	14,837	(34,984)
Income tax expense (benefit)	4,454	(6,372)

Net income (loss)	10,383	(28,612)
Deemed dividend related to beneficial conversion feature of preferred stock	(25,680)	—
Dividend on preferred stock	(102)	—

Net loss attributable to common stockholders	$(15,399)	$(28,612)

Net loss per share attributable to common stockholders—basic and diluted	$(0.04)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	384,528	368,746

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Six Months Ended
	April 30, 2004	April 30, 2003
Net revenue:
New software licenses	$115,075	$125,503
Maintenance and services	445,588	410,435

Total net revenue	560,663	535,938

Cost of revenue:
New software licenses	11,008	11,184
Maintenance and services	190,310	195,151

Total cost of revenue	201,318	206,335

Gross profit	359,345	329,603

Operating expenses:
Sales and marketing	175,415	200,042
Product development	102,230	91,276
General and administrative	50,472	58,284
Restructuring	4,737	8,675
Gain on sale of long-lived asset	(1,977)	—

Total operating expenses	330,877	358,277

Income (loss) from operations	28,468	(28,674)

Other income (expense), net:
Investment income (expense)	5,976	(17,599)
Other (expense), net	(3,124)	(1,065)

Other income (expense), net	2,852	(18,664)

Income (loss) before taxes	31,320	(47,338)
Income tax expense (benefit)	10,802	(6,838)

Net income (loss)	20,518	(40,500)
Deemed dividend related to beneficial conversion feature of preferred stock	(25,680)	—
Dividend on preferred stock	(102)	—

Net loss attributable to common stockholders	$(5,264)	$(40,500)

Net loss per share attributable to common stockholders—basic and diluted	$(0.01)	$(0.11)

Weighted average shares outstanding:
Basic and diluted	382,317	368,411

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended
	April 30, 2004	April 30, 2003
Cash flows from operating activities:
Net income (loss)	$20,518	$(40,500)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of fixed assets	(1,977)	(365)
Depreciation and amortization	27,092	34,984
Loss on impaired investments	1,896	24,523
Decrease in receivables	25,803	31,155
Increase in prepaid expenses	(5,099)	(8,216)
Increase in deferred income taxes	(17,310)	(7,685)
Increase in other current assets	(2,738)	(1,594)
Increase in accounts payable	790	3,766
Decrease in accrued liabilities	(11,428)	(31,757)
Decrease in deferred revenue	(34,810)	(7,798)

Net cash provided by (used in) operating activities	2,737	(3,487)

Cash flows from financing activities:
Issuance of preferred stock	50,000	—
Issuance of common stock	49,051	7,047
Payment of preferred stock dividend	(102)	—

Net cash provided by financing activities	98,949	7,047

Cash flows from investing activities:
Expenditures for property, plant and equipment	(12,013)	(21,777)
Proceeds from the sale of property, plant and equipment	1,977	785
Purchases of short-term investments	(399,596)	(278,384)
Maturities of short-term investments	103,663	63,685
Sales of short-term investments	295,986	141,897
Cash paid for Volera minority interest shares	—	(1,050)
Cash paid for acquisition of SUSE, net of cash acquired	(200,298)	—
Other	(4,865)	1,821

Net cash used in investing activities	(215,146)	(93,023)

Total decrease in cash and cash equivalents	(113,460)	(89,463)
Cash and cash equivalents—beginning of period	366,932	463,987

Cash and cash equivalents—end of period	253,472	374,524
Short-term investments—end of period	382,662	251,873

Cash, cash equivalents and short-term investments—end of period	$636,134	$626,397

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2004

A. Quarterly Financial Statements

        The interim consolidated financial statements as of and for the quarter and the six months ended April 30, 2004 have been prepared by Novell, Inc. ("Novell") pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our fiscal 2003 Annual Report on Form 10-K. These financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year. Certain reclassifications, none of which affected net income (loss), have been made to the prior year's amounts in order to conform to the current year's presentation.

B. Redeemable Convertible Preferred Stock

        Novell has 500,000 authorized shares of preferred stock, par value $.10 per share, which may be issued in various classes.

        On March 23, 2004, Novell entered into a definitive agreement with International Business Machines Corporation ("IBM") in connection with IBM's previously announced $50 million investment in Novell. Publicized in conjunction with Novell's offer to acquire SUSE LINUX AG ("SUSE") in November 2003, the investment, the primary terms of which were negotiated in November 2003, entailed the purchase by IBM of 1,000 shares of Novell Series B redeemable preferred shares that are convertible into 8 million shares of Novell common stock at a price of $6.25 per share. The shares are entitled to a dividend of 2% per annum, payable quarterly in cash. Cash dividends paid during the quarter ended April 30, 2004 were $0.1 million.

        Because the fair value of Novell's common stock of $9.46 per share on March 23, 2004 was greater than the conversion price of $6.25 per share, we recorded a one-time, non-cash deemed dividend of $25.7 million pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." This had no impact on net income, but did reduce earnings attributable to common stockholders and thus reduced basic and diluted earnings per share by approximately $0.07 in the current quarter.

        The preferred stock is convertible at any time at the option of the holder and has a liquidation value equal to $50,000 per share. Each share of preferred stock issued and outstanding is entitled to the number of votes equal to the number of shares of common stock into which it is convertible. The preferred shares are senior to the common stock with respect to dividends and liquidation preferences. The preferred stock is redeemable at Novell's option, and by IBM under certain change in control circumstances. Because the redemption is not certain to occur, the preferred stock is not required to be classified as a liability. The redemption features do require the preferred stock to be classified in the mezzanine section of the balance sheet.

C. Acquisition of SUSE LINUX AG

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

        The purchase price was preliminarily allocated as follows:

	Estimated Acquisition Cost	Asset Life
	(Amounts in thousands)
Fair value of net tangible assets acquired	$1,599	N/A
Identifiable intangible assets:
Customer relationships	13,385	3 years
Internal use software	5,864	3 years
Trademarks/trade names	24,221	Indefinite
Goodwill	188,669	Indefinite

	$233,738

        In addition, we recorded a deferred income tax liability of $17 million resulting from the future tax consequences of the non-deductibility of identified net intangible assets recorded in connection with this acquisition.

        Goodwill from the SUSE acquisition resulted from our belief that SUSE's technology is valuable to our product offerings. The purchase price allocation will be adjusted as integration plans, including restructuring, are finalized, as allowed by Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." We used an independent valuation firm to estimate the fair values of the intangible assets.

        Revenues of $12.1 million and expenses of $17.9 million were recorded by SUSE for the period from January 12, 2004 to April 30, 2004. These revenues are included in the cross platform services solutions group. If the SUSE acquisition had occurred at November 1, 2003, Novell's estimated pro forma revenues, net loss attributable to common stockholders and net loss per share attributable to common stockholders (basic and diluted) for the six months ended April 30, 2004 would have been $568.5 million, $5.3 million and $0.01 per share, respectively. If the SUSE acquisition had occurred at November 1, 2002, Novell's estimated pro forma revenues, net loss attributable to common stockholders and net loss per share attributable to common stockholders (basic and diluted) for the six months ended April 30, 2003 would have been $553.3 million, $48.5 million and $0.13 per share, respectively.

D. Cash, Cash Equivalents and Short-Term Investments

        We consider all investments purchased with a term to maturity of three months or less to be cash equivalents. Short-term investments are diversified, primarily consisting of investment grade securities that either mature within the next 12 months or have other characteristics of short-term investments.

        All marketable debt and equity securities that are included in cash, cash equivalents and short-term investments are considered available-for-sale and are carried at fair market value. Fair market values are based on quoted market prices where available; if quoted market prices are not available, the fair market values are based on quoted market prices of similar instruments of companies that are comparable in size, product offerings, and market sector. When securities are sold, their cost is determined based on the specific identification method. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income (loss), net of tax, after any applicable tax valuation allowances (see Note P). Gross unrealized gains and losses at April 30, 2004 were $0.8 million and $1.3 million, respectively. Gross unrealized gains and losses at October 31, 2003 were $2.1 million and $0.3 million, respectively.

        At April 30, 2004, we had cash and cash equivalents of $253 million and short-term investments of $383 million. During the second quarter of fiscal 2004, we realized gains of $0.9 million and realized losses of $0.2 million from the sale of short-term investments. During the second quarter of fiscal 2003, we realized gains of $0.7 million and realized losses of $0.2 million from the sale of short-term investments. During the first six months of fiscal 2004, we realized gains of $2.8 million and realized losses of $0.3 million from the sale of short-term investments. During the first six months of fiscal 2003, we realized gains of $1.1 million and realized losses of $0.3 million from the sale of short-term investments. We did not record any impairment losses on short-term investments during the first six months of fiscal 2004 and fiscal 2003.

E. Foreign Currency Translation

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

F. Long-Term Investments

        At April 30, 2004, long-term investments primarily consisted of investments made in venture capital partnerships and other direct investments in equity securities of privately-held companies. Long-term investments are accounted for initially at cost and written down to fair value when indicators of impairment are deemed to be other than temporary.

        We routinely review our long-term investments for impairment. To assess impairment we analyze forecasted financial performance of the investees, the liquidation preference value of the stock we hold, and our estimate of the potential for investment recovery based on all these factors. During the second quarter and first six months of fiscal 2004, we recognized impairment losses on long-term investments totaling $0.8 million and $1.9 million, respectively. During the second quarter and first six months of fiscal 2003, we recognized impairment losses on long-term investments totaling $13.7 million and $24.5 million, respectively.

G. Goodwill and Intangible Assets

  Goodwill

        The following is a summary of goodwill resulting from the following acquisitions:

	April 31, 2004	October 31, 2003
	(Amounts in thousands)
SUSE	$188,669	$—
SilverStream	126,689	126,689
Cambridge Technology Partners	42,500	42,500
Ximian	35,002	35,002
Other technology companies	9,109	9,109

Total goodwill	$401,969	$213,300

        Goodwill is allocated to our operating segments that we consider to be the reporting units for allocating and evaluating goodwill.

        Goodwill is allocated to our operating segments as follows:

	Americas	EMEA	Asia Pacific	Celerant Management Consulting	Total
	(Amounts in thousands)
Balance as of October 31, 2003	$86,817	$74,100	$9,883	$42,500	$213,300
Acquisition of SUSE	101,637	69,323	17,709	—	188,669

Balance as of April 30, 2004	$188,454	$143,423	$27,592	$42,500	$401,969

        Goodwill is not amortized but is reviewed for impairment at least annually.

  Intangibles

        The following is a summary of identifiable intangible assets, net of accumulated amortization:

	April 30, 2004	October 31, 2003
	(Amounts in thousands)
Developed technology	$6,825	$8,410
Customer relationships	11,898	—
Internal use software	5,213	—
Trademarks/trade names	26,121	2,390

Total identifiable intangible assets	$50,057	$10,800

        Developed technology, customer relationships and internal use software are amortized over three years. Trade names have indefinite lives and are not amortized but are reviewed for impairment at least annually. Amortization of intangible assets for the second quarter and first six months of fiscal

2004 was $2.7 million and $4.2 million, respectively. Amortization of intangible assets for the second quarter and first six months of fiscal 2003 was $3.0 million and $6.3 million, respectively.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we do not amortize goodwill or intangible assets with indefinite lives. We review these assets periodically for potential impairment. During the fourth quarter of fiscal 2003, we completed our annual impairment review and determined that no goodwill or intangible asset impairments existed.

H. Income Taxes

        Income tax expense for the first six months of fiscal 2004 was $10.8 million and relates primarily to income tax expenses incurred on foreign earnings. The effective tax rate on income for the second quarter of fiscal 2004 was 31.0% and the effective tax rate on income for the first six months of fiscal 2004 was 35.0%. The effective tax rate for fiscal 2003 was 194.3%. The fiscal 2004 effective tax rate differed from the effective tax rate for 2003 because of the establishment of a full valuation allowance against deferred tax assets, resulting in an additional tax expense of $131 million during fiscal 2003, related principally to U.S. net operating loss carryforwards. This valuation allowance was recorded as a result of our analysis of the facts and circumstances at the time, which led us to conclude that we could no longer forecast future U.S. taxable income under the more likely than not standard required by SFAS No. 109, "Accounting for Income Taxes." Our cumulative pre-tax book loss for three consecutive years ended October 31, 2003, imposed a high standard for compelling, positive evidence of the likelihood of, and ability to forecast, future taxable income in the near term.

        Deferred income taxes decreased slightly from the first quarter of fiscal 2004 to the second quarter of fiscal 2004, which resulted from the amortization of acquired intangibles for which deferred tax liabilities were recorded at the time of purchase.

        We paid cash for income taxes in the amount of $4.0 million in the first six months of fiscal 2004 and $6.7 million during the same period of fiscal 2003.

I. Line of Credit

        We have a $25 million bank line of credit available for letter of credit purposes. At April 30, 2004, there were standby letters of credit of $14.8 million outstanding under this line, all of which are secured by cash. The bank line expires on April 1, 2005. The bank line is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. We are in compliance with all financial covenants as of April 30, 2004. In addition, at April 30, 2004, we had outstanding letters of credit of an insignificant amount at other banks.

J. Restructuring

        During the second quarter of fiscal 2004, we recorded a restructuring charge of approximately $5.3 million in connection with our strategy of taking a competitive position in the Linux market and related acquisitions of SUSE. Specific actions taken include reducing our workforce by approximately 54 employees mainly in consulting, sales and product development in EMEA and the Americas. By operating segment, the Americas, EMEA and Asia Pacific accounted for 25%, 74% and 1% of the restructuring charge, respectively.

        The following table summarizes the restructuring activity during the first six months of fiscal 2004:

	2004 Restructuring	2003 Restructuring	2002 and 2001 Restructurings	Total
	(Amounts in thousands)
Balance at October 31, 2003:
Employee termination costs	$—	$6,879	$1,110	$7,989
Contract termination costs	—	8,434	9,527	17,961
Other restructuring-related costs	—	1,842	485	2,327

	—	17,155	11,122	28,277

Payments/adjustments during first six months of fiscal 2004:
Restructuring charges during first six months of fiscal 2004	5,314	—	(577)	4,737
Employee termination costs	(814)	(6,879)	(276)	(7,969)
Contract termination costs	—	(3,843)	(1,736)	(5,579)
Other restructuring-related costs	—	(371)	337	(34)

Balance at April 30, 2004:
Employee termination costs	4,500	—	834	5,334
Contract termination costs	—	4,591	7,214	11,805
Other restructuring-related costs	—	1,471	821	2,292

	$4,500	$6,062	$8,869	$19,431

        As of April 30, 2004, the remaining unpaid balances include accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period, lease costs for redundant facilities, which will be paid over the respective remaining contract terms, and various severed employee related costs, which will be primarily paid over the next twelve months.

K. Guarantees

        During the first quarter of fiscal 2002, we sold our subsidiary in the Czech Republic. As a part of this transaction, we provided a guarantee to the landlord of the building we leased in the Czech Republic whereby we agreed to pay any and all monies due under the lease, including legal fees if the new lessee defaults on the lease. During fiscal 2003, we paid approximately $100,000 against this guarantee and at April 30, 2004, we had accrued an additional $0.3 million, which represents our liability exposure if the new lessee continues in default, excluding legal fees. In addition, we have provided a guarantee in the amount of $2 million related to a foreign tax audit. No amounts have been paid against this guarantee. It is expected that the term of the guarantee will continue until the conclusion of the audit. We have also provided other guarantees of insignificant amounts for various purposes.

        As an element of our standard contract terms, we include an indemnification clause in our agreements with our customers that indemnify the licensee against certain liability and damages arising from intellectual property infringement claims resulting from their use or distribution of our software. Additionally during the first quarter of fiscal 2004, we implemented our Novell Linux Indemnification Program. Under this program, indemnification is offered for copyright infringement claims made by third parties against registered Novell customers who obtain certain Novell Linux products and who meet other requirements relating to technical support. We do not record a liability for potential litigation claims related to indemnification agreements with our customers, unless and until we conclude the likelihood of a material obligation is probable and estimable.

L. Commitments and Contingencies

        As of April 30, 2004, we had a carrying value of $49.3 million related to long-term investments in various venture capital funds and had commitments to contribute an additional $43.0 million to these funds at times and amounts as requested by the fund managers.

M. Legal Proceedings

        In January 2004, the SCO Group, Inc. ("SCO") filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. Novell removed the claim to the U.S. District Court, District of Utah. SCO alleges that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare have harmed SCO's business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. SCO seeks to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights and to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and to pay actual, special and punitive damages in an amount to be proven at trial. We believe that we have meritorious defenses to these claims and intend to vigorously defend ourselves in this suit. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

        In May 2002, France Telecom SA and U.S. Philips Corporation, alleged co-owners of a U.S. patent, filed suit in the U.S. District Court, District of Delaware, against Novell. The plaintiffs allege that Novell's NetWare client software infringes the patent. In the suit, the plaintiffs sought unspecified monetary damages and an injunction prohibiting infringement of the patent. On April 20, 2004 this suit was dismissed with prejudice.

        SilverStream Software, Inc. ("SilverStream") and several of its former officers and directors, as well as the underwriters, who handled SilverStream's two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of these issuers, including SilverStream's. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court. A Consolidated Amended Complaint with respect to all of these companies was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. While Novell believes that SilverStream and its former officers and directors have meritorious defenses to the claims, a Memorandum of Understanding has been reached between many of the defendants and the plaintiffs, which contemplate a settlement of the claims. The finalization of any settlement, however, has not been completed. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

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

        We evaluate the adequacy of our legal reserves on a quarterly basis. During the second quarter of fiscal 2004, we recorded a reduction of $5 million in legal reserves relating to favorable developments in current litigation matters. We are currently party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

N. Segment Information

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
  EMEA—includes Eastern and Western Europe, Middle East, and Africa

  •
  Asia Pacific—includes China, Japan, Southeast Asia, Australia, New Zealand, and India

        All geographic segments sell our products, services and solution offerings. These offerings are sold direct or via OEM, reseller, and distributor channels. Operating results by segment are as follows:

	Three Months Ended
	April 30, 2004		April 30, 2003
	Net Revenue	Operating Income (Loss)	Net Revenue	Operating Income (Loss)
	(Amounts in thousands)
Americas	$130,179	$62,283	$129,503	$47,831
EMEA	99,015	33,724	88,673	30,270
Asia pacific	22,569	6,397	20,908	2,397
Common unallocated operating costs	—	(90,773)	—	(94,464)

Total geographical segments	251,763	11,631	239,084	(13,966)
Celerant management consulting	41,793	2,831	36,883	2,249
Unallocated integration and restructuring costs	—	—	—	(10,792)

Total per statements of operations	$293,556	$14,462	$275,967	$(22,509)

	Six Months Ended
	April 30, 2004		April 30, 2003
	Net Revenue	Operating Income (Loss)	Net Revenue	Operating Income (Loss)
	(Amounts in thousands)
Americas	$251,727	$125,163	$261,344	$101,702
EMEA	186,866	60,791	170,400	59,345
Asia pacific	42,944	10,711	38,765	3,315
Common unallocated operating costs	—	(177,102)	—	(184,169)

Total geographical segments	481,537	19,563	470,509	(19,807)
Celerant management consulting	79,126	8,905	65,429	2,180
Unallocated integration and restructuring costs	—	—	—	(11,047)

Total per statements of operations	$560,663	$28,468	$535,938	$(28,674)

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

        In addition, the chief decision makers review revenue by solution category, all of which are included in the geographic segment revenue. These solution categories are:

  •
  Identity management and web services—solutions that help customers with their identity management and security issues. Products include Secure-Login, Novell Nsure Identity Manager (formerly DirXML), iChain, exteNd, and BorderManager. Products in this category are branded as Nsure and exteNd.

  •
  Cross platform services—solutions that offer an effective and open approach to networking and collaboration services, including file, print, messaging, scheduling, workspace, etc. while using a cross platform approach. Products include NetWare, SUSE LINUX Enterprise Server, SUSE LINUX Personal and Professional, Ximian Red Carpet, GroupWise, ZENworks, and Novell iFolder. Products in this category are branded as Nterprise.

  •
  Worldwide services—comprehensive worldwide IT consulting, education, and support services that apply business solutions to our customers' business situations, providing the business knowledge and technical expertise to help our customers implement our identity management, web services, and cross platform services. Services in this category are branded as Ngage.

  •
  Celerant management consulting—operational strategy and implementation consulting services offered to a wide range of customers across various sectors.

        Revenues by solution category are as follows:

	Three Months Ended		Six Months Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003
	(Amounts in thousands)
Identity management and web services	$24,051	$22,352	$46,523	$45,255
Cross platform services	151,260	142,331	287,799	278,425

Total software licenses and maintenance	175,311	164,683	334,322	323,680
Worldwide services	76,452	74,401	147,215	146,829

Total IT software and solutions	251,763	239,084	481,537	470,509
Celerant management consulting	41,793	36,883	79,126	65,429

Total net revenue	$293,556	$275,967	$560,663	$535,938

        For the second quarters of fiscal 2004 and fiscal 2003, revenues in the U.S were $123.4 million and $125.8 million, respectively, and revenues to customers outside the U.S. were $170.2 million and $150.1 million, respectively. In the second quarters of fiscal 2004 and fiscal 2003, 80% and 75%, respectively, of our international revenues were in EMEA.

        For the first six months of fiscal 2004 and fiscal 2003, revenues in the U.S were $240.0 million and $249.6 million, respectively, and revenues to customers outside the U.S. were $320.7 million and $286.3 million, respectively. In the second quarters of fiscal 2004 and fiscal 2003, 80% and 75%, respectively, of our international revenues were in EMEA.

        No single customer and no single country outside the United States accounted for more than 10% of our total revenue for each period presented.

O. Net Income (Loss) Per Share Attributable to Common Stockholders

        The assumed exercise of outstanding stock options and conversion of preferred stock have an anti-dilutive effect for each of the periods presented because of the net loss attributable to common stockholders after deducting preferred stock dividends. As a result, these common stock equivalents have been excluded in the calculation of diluted net loss per share for all periods presented. The weighted average of common stock equivalents for the second quarter of fiscal 2004 included stock options of 12,946,344 and convertible preferred shares of 3,466,667.

P. Comprehensive Loss

        The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003
	(Amounts in thousands)
Net loss attributable to common stockholders	$(15,399)	$(28,612)	$(5,264)	$(40,500)
Change in net unrealized gain (loss) on investment	(1,864)	(36)	(2,205)	265
Change in pension liability	(132)	—	(1,481)	—
Change in cumulative translation adjustments	(5,503)	700	3,363	329

Comprehensive loss	$(22,898)	$(27,948)	$(5,587)	$(39,906)

        The components of accumulated other comprehensive income, net of related tax, are as follows:

	April 30, 2004	October 31, 2003
	(Amounts in thousands)
Net unrealized gain (loss) on investment	$(706)	$1,499
Net increase in pension liability	(1,481)	—
Net cumulative translation adjustment	8,932	5,569

Accumulated other comprehensive income	$6,745	$7,068

Q. Stock-Based Compensation

        We account for our stock-based compensation under the intrinsic value method of accounting as defined by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. We apply the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."

        At April 30, 2004, we had authorized several stock-based compensation plans. Under these plans, options to purchase shares of our common stock can be granted to employees, consultants, and outside directors. We generally grant employees stock options at an exercise price equal to the fair market value of our common stock. Thus, in accordance with the intrinsic value method, no compensation expense (except compensation expense related to restricted stock purchase rights, restricted units, below-market option grants, and grants to non-employees) has been recognized for our stock-based compensation.

        If compensation expense for our stock option and other equity plans had been determined based on the fair value of the stock grants, our net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003
	(Amounts in thousands, except per share data)
Net loss attributable to common stockholders
As reported	$(15,399)	$(28,612)	$(5,264)	$(40,500)
Less: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(14,052)	(7,016)	(24,679)	(16,914)
Add: total stock-based compensation expense recorded in the statement of operations	1,376	734	2,487	1,640

Pro forma	$(28,075)	$(34,894)	$(27,456)	$(55,774)

Net loss per share attributable to common stockholders:
As reported basic and diluted	$(0.04)	$(0.08)	$(0.01)	$(0.11)
Pro forma basic and diluted	$(0.08)	$(0.09)	$(0.07)	$(0.15)

        For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the second quarters of fiscal 2004 and fiscal 2003: a risk-free interest rate of approximately 3.0% and 2.8%, respectively; a dividend yield of 0.0% for both quarters; a weighted-average expected life of five years for both quarters, except for the shares tendered as part of an exchange program which have an average expected life of three years; and a volatility factor of the expected market price of our common stock of 0.76 and 0.88, respectively. The weighted average fair value of options granted in the second quarters of fiscal 2004 and fiscal 2003 was $7.49 and $1.65, respectively.

        For the first six months of fiscal 2004 and fiscal 2003 assumptions included: a risk-free interest rate of approximately 3.1% and 2.9%, respectively; a dividend yield of 0.0% for both periods; a weighted-average expected life of five years for both periods, except for the shares tendered as part of an exchange program which have an average expected life of three years; and a volatility factor of the expected market price of our common stock of 0.77 and 0.88, respectively. The weighted average fair value of options granted in the first six months of fiscal 2004 and fiscal 2003 was $5.66 and $2.06, respectively.

        For purposes of the above table, pro forma compensation expense is estimated for the fair value of the employees' purchase rights using the Black-Scholes option pricing model with the following assumptions as if shares had been issued in the second quarters of fiscal 2004 and fiscal 2003: risk-free interest rate of approximately 1.1% and 2.3%, respectively; a dividend yield of 0.0% for both periods; a weighted-average expected life of six months for both periods; and a volatility factor of the expected market price of our common stock of 0.76 and 0.88, respectively. The weighted average fair value of the purchase rights issued in the second quarters of fiscal 2004 and fiscal 2003 was $2.20 and $0.93, respectively.

R. Derivative Instruments

        A large portion of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. We do not currently hedge currency risks related to revenue or expenses denominated in foreign currencies. However, we hedge currency risks of some assets and liabilities denominated in foreign currencies to protect against reductions in value caused by changes in foreign exchange rates.

We have established balance sheet and intercompany hedging programs that use one-month foreign currency forward contracts, primarily on the euro, Japanese yen, and certain other European, Latin American and Asian currencies.

        We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the quarter-end, the fair value of the derivatives as of April 30, 2004 is insignificant. Gains and losses recognized during the quarter on these foreign currency contracts are recorded as other income or expense and generally offset corresponding gains and losses on the underlying hedged assets and liabilities, resulting in negligible effect to our financial statements.

S. Subsequent Event

        On May 28, 2004, Novell was paid $18.5 million from Canopy Group, Inc. ("Canopy") in satisfaction of a judgment against Canopy. The judgment arose out of a collection action filed by Novell against Canopy, wherein Novell sought to recover a royalty payment due Novell under a licensing agreement and arising out of a settlement payment from Microsoft Corporation to Canopy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. In some cases, such forward-looking statements may be identified by the use of words such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue" or the negative thereof or other comparable words. Such forward-looking statements include statements regarding, among other things, our revenue expectations, future business strategies, market conditions and opportunities, and liquidity. All forward-looking statements are based on management's current expectations and information currently available to us. Our actual results may differ materially from management's expectations and the results discussed in any of our forward-looking statements as a result of a number of factors, which include, but are not limited to, those set forth in the section titled "Risk Factors Affecting Future Results of Operations," which is incorporated by reference from our Registration Statement on Form S-3 that was filed with the Securities and Exchange Commission on April 7, 2004. We assume no obligation to update any of our forward-looking statements for any reason, except as required by law.

Executive Overview and Introduction

        Novell, Inc. ("Novell") is dedicated to enabling customers to create agile and secure business environments where information systems of all types work well together and connect the right people to the right information at the right time—a vision that we refer to as "one Net." Novell has been a leader in building and selling computer networking products and services since its inception in 1983 and is a global organization with 5,900 employees worldwide and over 50% of its annual revenues of $1 billion generated outside the United States. We recently made important steps in furthering our "one Net" vision by developing for and supporting the Linux platform, which will augment the many other platforms that Novell already supports, including NetWare, Windows, Solaris and UNIX. Our Linux offerings include server and desktop operating systems, a desktop office productivity suite, systems management and development tools and a standards-based development environment. Through our acquisitions of Ximian, Inc. ("Ximian") in August 2003 and SUSE LINUX AG ("SUSE") in January 2004 and through changes to our legacy products to enable them to work on Linux, we believe we have become the only company that is positioned to provide complete network services on Linux—from the server to the desktop. Thus, we are able to give existing and new customers a cost-effective, secure, reliable and supported alternative.

        While Linux provides a significant growth opportunity for Novell, we believe we are well positioned to take advantage of other high growth opportunities including identity management and web services. We believe our recently released products, including Identity Manager 2.0, BorderManager 3.8, and exteNd 5.0, will continue to influence the market. Also, significant opportunities exist with our ZENworks and Ximian Red Carpet Enterprise Linux management products, which ideally position Novell as the cross platform management solution of choice for our customers.

        Our Chief Executive Officer and Worldwide Management Committee manage the overall growth and performance of the company in terms of the following operating segments:

  •
  Americas—this geographic segment includes the United States, Canada and Latin America and accounted for approximately 45% of our revenue for the first six months of fiscal 2004.

  •
  EMEA—this geographic segment includes Eastern and Western Europe, the Middle East and Africa and accounted for approximately 33% of our revenue for the first six months of fiscal 2004.

  •
  Asia Pacific—this geographic segment includes China, Japan, Southeast Asia, Australia, New Zealand and India and accounted for approximately 8% of our revenue for the first six months of fiscal 2004.

  •
  Celerant Management Consulting—this segment, which is a majority-owned subsidiary of Novell, provides operational strategy and implementation consulting services and accounted for approximately 14% of our revenue for the first six months of fiscal 2004.

        In operating our business, our executives also evaluate revenue growth and performance by solution categories (product and services lines). These solution categories are as follows:

  •
  Identity management and web services—solutions that help customers with their identity management and security issues. Products include Secure-Login, Novell Nsure Identity Manager (formerly DirXML), iChain, exteNd, and BorderManager. Products in this category are branded as Nsure and exteNd. This solution category accounted for approximately 9% of our revenues for the first six months of fiscal 2004.

  •
  Cross platform services—solutions that offer an effective and open approach to networking and collaboration services, including file, print, messaging, scheduling, workspace, etc. while using a cross platform approach. Products include NetWare, SUSE LINUX Enterprise Server, SUSE LINUX Personal and Professional, Ximian Red Carpet, GroupWise, ZENworks, and Novell iFolder. Products in this category are branded as Nterprise. This solution category accounted for approximately 52% of our revenues for the first six months of fiscal 2004.

  •
  Worldwide services—comprehensive worldwide IT consulting, education, and support services that apply business solutions to our customers' business situations, providing the business knowledge and technical expertise to help our customers implement our identity management, web services, and cross platform services. Services in this category are branded as Ngage. This solution category accounted for approximately 27% of our revenues for the first six months of fiscal 2004.

  •
  Celerant management consulting—operational strategy and implementation consulting services offered to a wide range of customers across various sectors. This solution category accounted for approximately 14% of our total revenues for the first six months of fiscal 2004.

        Our business is defined by constant and rapid changes in technology and competition. To stay competitive and grow, we continually evaluate the markets and potential applications for our products and services so that we can meet the technological and cost demands of existing and potential customers worldwide. At the same time, we must respond appropriately to economic conditions in the United States and the rest of the world—both general economic conditions and economic conditions that are specific to the IT market. These conditions affect the confidence, spending ability and growth potential of our existing and potential customers and, consequently, the demand of those customers for our products and services. As a result, we are proactive in reviewing and restructuring our operations in response to changes in customer preferences and the IT market. Such changes have been and may be accomplished in the future though the acquisition of companies and technology that expand and/or complement the products and services that we offer our customers.

        We face risks and challenges in managing a global company and implementing new strategies. Some of these include the following:

          Challenging Economy and IT Market. The challenging economy and IT market restricts corporate operating budgets, thus increasing pricing pressures and impacting sales cycles. Also, the political situation in a number of countries where we do business is volatile. These situations could adversely impact our business. However, government spending both in the United States and abroad is showing signs of growth, and the overall IT spending outlook appears somewhat more positive lately, particularly for software in the identity management and web services area as customers realize the need for strong identity management solutions.

          Strategy of Taking a Competitive Position in the Linux Market. Over the past year, we have increasingly demonstrated our commitment to the open source development model, embraced open source technologies in our own offerings, invested significant energy and resources in key open source initiatives, and contributed to the open source movement. We plan to continue to do so in the future. Our ability to achieve success with our Linux and open source products and services is dependent on a number of factors including the growth of the Linux market, the acceptance of Linux solutions by clients and the development of key Linux product offerings. Also, it is critical that we achieve the full benefit of our SUSE and Ximian acquisitions, which will depend in part on the successful integration of personnel, operations and technology. The integration of these companies has been and will be a complex and time consuming process.

          Legacy Product Revenue Declines. Management continues to focus on stabilizing the decline in NetWare revenues. It is our goal to stabilize the decline in our NetWare revenue by offering our customers a clear migration path to Linux should they decide to adopt an open source solution, and yet enable them to stay with NetWare until they are ready to make that decision. Our results for the second quarter of fiscal 2004 suggest progress with this strategy. The decline in our NetWare revenue for the second quarter of fiscal 2004 was 2% as compared to a decline of 8% for the same quarter in the prior year. In addition to developing for and supporting the Linux platform, we continue to support, improve and diversify our existing products and services, including our identity management and web services offerings.

          Attracting New Partners to Help us Sell our Services and Products. We need partners to help us grow our business since we cannot reach all potential customers directly. During the quarter, we made solid progress as we entered into partnership agreements with International Business Machines Corporation ("IBM") and Hewlett Packard ("HP"). IBM invested $50 million in Novell and entered into an alliance agreement with us under which it will ship or pre-load SUSE Linux Enterprise Server across its entire server line. Also, Novell will continue to develop and support SUSE Linux on all IBM server platforms as a result of the extension of existing agreements between SUSE Linux and IBM. The HP agreement allows SUSE Linux to become HP's standard Linux distributor across its portfolio of business desktop and notebook personal computers in North America. The HP program will eventually extend to countries in EMEA and Asia Pacific.

Critical Accounting Policies

        An accounting policy is deemed to be critical if 1.) the policy requires us to make an accounting estimate based on assumptions about matters that are highly uncertain; 2.) different estimates that reasonably could have been used could materially change the financial statements; and 3.) changes in the estimate that are reasonably likely to occur periodically could materially change the financial statements. We consider certain accounting policies related to revenue recognition, impairment of long-lived assets, and valuation of deferred tax assets to be critical policies due to the estimation processes involved in each.

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

        Consulting contracts are either time-and-materials or fixed-price contracts. Revenue from consulting projects is recognized only if a signed contract exists, the fee is fixed or determinable, and collection is probable. Revenue from fixed-price contracts is recognized using the proportional performance method, using the estimated time-to-completion to measure the percent complete. The cumulative impact of any revision in estimates of the percent complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known.

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

        Long-lived Assets.    At April 30, 2004, our long-lived assets included $248 million of property, plant and equipment, $53 million of long-term investments, $402 million of goodwill, and $50 million of other intangible assets.

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

        Long-term Investments.    The fair value of our long-term investments is affected by the actual financial performance of the companies or venture funds in which we have invested, the investee's market value, and the volatility inherent in the external markets for these investments. In assessing potential impairment for these private equity investments, we consider these factors as well as the forecasted financial performance of the investees, liquidation preference value of the stock we hold, and the estimated potential for investment recovery based on all these factors. If any of these factors indicate that the investment has become other-than-temporarily impaired, we may have to record additional impairment charges not previously recognized. During the second quarters of fiscal 2004 and fiscal 2003, we recognized $0.8 million and $13.7 million, respectively, of impairment losses related to our long-term investments. During the first six months of fiscal 2004, and fiscal 2003, we recognized $1.9 million and $24.5 million, respectively, of impairment losses related to our long-term investments.

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

        Additionally, during our review of goodwill and intangible assets during the second quarter of fiscal 2004, we noted no significant changes in market conditions, our assumptions and other factors since we performed our annual impairment test. However, changes in the assumptions used in the analysis could have changed the resulting outcome. For example, to estimate the fair value of our reporting units, we made estimates and judgments about future cash flows based on our fiscal 2004 forecast and current long-range plans used to manage the business. These long-range estimates could change in the future depending on internal changes in our company as well as external factors. Future changes in estimates or in the manner we report and evaluate our operating segments could possibly result in a non-cash goodwill impairment charge that could have a material adverse impact on our results of operations.

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

        As a result of the impairment recorded on these intangible assets, we also analyzed our other long-lived assets for indicators of impairment, as required by SFAS No. 142, "Goodwill and Other Intangible Assets," in the third quarter of fiscal 2003. This analysis included goodwill and property, plant and equipment acquired from SilverStream. Applying the provisions of SFAS No. 142 and SFAS No. 144, we noted no additional indicators of impairment.

        Developed technology and internal use software are amortized over three years as a cost of revenue. Goodwill and trade names have an indefinite life and therefore are not amortized but are reviewed for impairment at least annually.

        Deferred Tax Assets.    We perform quarterly and annual assessments of the realization of our deferred tax assets considering all available evidence, both positive and negative. Assessments of the realization of deferred tax assets require that management make significant judgments about many factors, including the amount and likelihood of future taxable income. As a result of these assessments, prior to the first quarter of fiscal 2003, we established valuation allowances on select deferred tax assets that were considered to be at risk due to their unique characteristics and limitations, such as capital loss carryovers and acquired tax attributes. We concluded that it was more likely than not that the remaining recognized deferred tax assets would be realized. A valuation allowance was recorded in the fourth quarter of fiscal 2003 as a result of our analysis of the facts and circumstances at that time, which led us to conclude that we could no longer forecast future U.S. taxable income under the more likely than not standard required by SFAS No. 109, "Accounting for Income Taxes." The Company's cumulative pre-tax book loss for three consecutive years ended October 31, 2003 imposed a high standard for compelling, positive evidence of the likelihood of, and ability to forecast, future taxable income in the near term. As a result, in the fourth fiscal quarter of 2003 and the first two fiscal quarters of 2004, we provided a full valuation allowance against net deferred tax assets carried on our balance sheet. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax expense provisions.

Results of Operations

  Revenue

        We sell our products, services, and solutions primarily to large-scale corporations, government entities, educational institutions, resellers, and distributors both domestically and internationally.

        Revenues by operating segment were as follows:

	Three Months Ended			Six Months Ended
(Amounts in thousands)	April 30, 2004	April 30, 2003	Change	April 30, 2004	April 30, 2003	Change
Americas	$130,179	$129,503	1%	$251,727	$261,344	(4%)
EMEA	99,015	88,673	12%	186,866	170,400	10%
Asia pacific	22,569	20,908	8%	42,944	38,765	11%
Celerant management consulting	41,793	36,883	13%	79,126	65,429	21%

Total net revenue	$293,556	$275,967	6%	$560,663	$535,938	5%

        Further, we analyze revenue by solution categories within each operating segment. Revenues by solution category in the Americas segment were as follows:

	Americas
	Three Months Ended			Six Months Ended
(Amounts in thousands)	April 30, 2004	April 30, 2003	Change	April 30, 2004	April 30, 2003	Change
Identity management & web services	$12,784	$11,715	9%	$23,179	$24,546	(6%)
Cross platform services	77,812	78,631	(1%)	151,240	158,082	(4%)
Worldwide services	39,583	39,157	1%	77,308	78,717	(2%)

Total net revenue	$130,179	$129,503	1%	$251,727	$261,344	(4%)

        The 9% increase in identity management and web services revenue for the second quarter of fiscal 2004 was driven primarily by changes in foreign exchange rates and improved performance of our exteNd and DirXML product lines. Revenues increased by $948,000 or 83% and $741,000 or 21%, respectively, offset by decreases in revenue of approximately $400,000 related primarily to our NDS & Account Management product line.

        The 6% decline in identity management & web services revenue for the first half of the year is due to a decrease in revenues in the United States during the first quarter of fiscal 2004 resulting from a sluggish economy and disappointing performances from our DirXML and Portal Services products.

        The 1% and 4% declines in cross platform services revenue are primarily due to a 6% decline for the second quarter of fiscal 2004 and a 5% decline for the first six months of fiscal 2004 of revenues from our NetWare products. However, we are encouraged because the decline in NetWare revenue has slowed. See our discussion regarding forward-looking revenue trends listed below. The decline in NetWare revenue for the first six months of fiscal 2004 was also offset by changes in foreign exchange rates and by an increase in revenues of $1.4 million or 5% of ZENworks revenue for the same time period, when compared to the first six months of fiscal 2003.

        Revenues by solution category in the EMEA segment were as follows:

	EMEA
	Three Months Ended			Six Months Ended
(Amounts in thousands)	April 30, 2004	April 30, 2003	Change	April 30, 2004	April 30, 2003	Change
Identity management & web services	$9,101	$8,680	5%	$19,158	$16,891	13%
Cross platform services/SUSE	59,814	50,933	17%	111,188	97,813	14%
Worldwide services	30,100	29,060	4%	56,520	55,697	2%

Total net revenue	$99,015	$88,673	12%	$186,866	$170,400	10%

        The 5% and 13% increases in identity management and web services revenue in EMEA are primarily due to changes in foreign exchange rates and improved performance of our BorderManager, exteNd and Secure-Login product lines. Revenues increased by $767,000 or 22%, $597,000 or 30% and $707,000 or 22%, respectively, for each of these products during the first six months of fiscal 2004 compared to the same period in the prior year.

        The 17% and 14% increases in cross platform services/SUSE revenue are primarily due to the inclusion of approximately $10 million of SUSE revenue during the first six months of fiscal 2004 compared to no SUSE revenue in the same period for the prior year. NetWare revenue increased by nearly $1.0 million for the second quarter and first six months of fiscal 2004 compared to the same periods in the prior year. This increase is due to changes in foreign exchange rates and the influence that our Linux strategy is having on NetWare revenues.

        Revenues by solution category in the Asia Pacific segment were as follows:

	Asia Pacific
	Three Months Ended			Six Months Ended
(Amounts in thousands)	April 30, 2004	April 30, 2003	Change	April 30, 2004	April 30, 2003	Change
Identity management & web services	$2,167	$1,957	11%	$4,187	$3,818	10%
Cross platform services/SUSE	13,635	12,766	7%	25,371	22,529	13%
Worldwide services	6,767	6,185	9%	13,386	12,418	8%

Total net revenue	$22,569	$20,908	8%	$42,944	$38,765	11%

        The 11% and 10% increases in identity management and web services revenue are due to changes in foreign exchange rates and to improved performance of our BorderManager and iChain product lines. Revenues increased by $199,000 or 34% and $187,000 or 65%, respectively, for each of these products during the first six months of fiscal 2004 compared to the same period in the prior year.

        The 7% and 13% increases in cross platform services revenue are due to changes in foreign exchange rates and to improved trends with our NetWare, ZENworks and Collaboration products. Revenues increased by $1.7 million or 12%, $1.1 million or 45% and $439,000 or 18%, respectively, offset primarily by a decrease in revenue of the Nterprise product line of approximately $400,000 during the first six months of fiscal 2004 compared to the same period in the prior year.

        The 9% and 8% increases in worldwide services revenue is due primarily to improved performance from the Novell Technical Services Group. Revenues increased by $443,000 or 27% for the quarter and $902,000 or 30% for the first six months of fiscal 2004 as compared to the same period in the prior year.

        Revenues by solution category in the Celerant Management Consulting segment were as follows:

	Celerant Management Consulting
	Three Months Ended			Six Months Ended
(Amounts in thousands)	April 30, 2004	April 30, 2003	Change	April 30, 2004	April 30, 2003	Change
Celerant management consulting	$41,793	$36,883	13%	$79,126	$65,429	21%

        The increase in Celerant Management Consulting revenue is due to an improving performance from the European business (driven by strong new sales) and changes in foreign exchange rates.

        Forward-looking revenue trends.    NetWare revenue for the quarter decreased by 2% compared to the same quarter in the prior year, which is improved from the 8% decrease in revenues from the second quarter of fiscal 2002 compared to the same quarter in 2003. NetWare revenue for the first six months of fiscal 2004 decreased by 5% as compared to an average company-wide decline of approximately 15% over the last three years. This improvement in historical trends is attributable to changes in foreign exchange rates and, we believe, to customers who are choosing NetWare in response to our message of choice and flexibility surrounding Linux. We are encouraged by the improved historical trends and believe our Linux strategy is positively influencing our NetWare sales. As previously discussed, a significant aspect of our overall corporate strategy is to embrace the open source movement, specifically, the Linux operating system. Our acquisitions of Ximian and SUSE enable us to be the only major company to offer a complete vertically-integrated Linux system from server to desktop. Accordingly, we believe that our Linux initiatives provide revenue opportunities for the sale of new products and will help assist and augment our existing product revenue streams and trends as the Linux market grows in the future.

        At April 30, 2004, we had $296 million of deferred revenue representing revenue that is expected to be recognized in future periods. The majority of this deferred revenue relates to maintenance contracts and is recognized ratably over the maintenance period, typically one year. We have either received payment or recorded a receivable for the deferred revenue, and have determined collectability to be probable. Direct costs incurred to fulfill these maintenance obligations are recognized as work is performed.

Gross profit

	Three Months Ended		Six Months Ended
(Amounts in thousands)	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003
New software license gross profit	$54,219	$58,544	$104,067	$114,360
As a percentage of software license revenue	90%	96%	90%	91%
Maintenance and services gross profit	$132,895	$108,651	$255,278	$215,242
As a percent of maintenance and services revenue	57%	51%	57%	52%
Total gross profit	$187,114	$167,195	$359,345	$329,602
As a percent of total revenue	64%	61%	64%	62%

        The decrease in gross profit from new software licenses as a percentage of related revenue is primarily a result of competitive pricing pressure on new license sales.

        The increase in gross profit from maintenance and services as a percentage of related revenue is primarily due to improved resource utilization in our IT consulting services by reducing our workforce by approximately 250 consultants, mainly in the Americas and EMEA.

Operating expenses

	Three Months Ended			Six Months Ended
(Amounts in thousands)	April 30, 2004	April 30, 2003	Change	April 30, 2004	April 30, 2003	Change
Sales and marketing	$93,646	$101,737	(8%)	$175,415	$200,042	(12%)
As a percentage of revenue	32%	37%		31%	37%
Product development	$52,031	$48,354	8%	$102,230	$91,276	12%
As a percentage of revenue	18%	18%		18%	17%
General and administrative	$24,215	$30,939	(22%)	$50,472	$58,284	(13%)
As a percentage of revenue	8%	11%		9%	11%
Restructuring	$4,737	$8,675	(45%)	$4,737	$8,675	(45%)
As a percentage of revenue	2%	3%		1%	2%
Gain on sale of long-lived assets	$(1,977)	—	—	$(1,977)	—	—
As a percentage of revenue	(1%)	—		(1%)	—
Total operating expenses	$172,652	$189,705	(9%)	$330,887	$358,277	(8%)
As a percentage of revenue	59%	69%		59%	67%

        The decline in sales and marketing expenses in dollars and as a percentage of revenue for the second quarter and the first six months of fiscal 2004 is due to our efforts to improve resource utilization via reducing our workforce by approximately 260 employees, primarily in sales in the United States and lower marketing spending of $7.4 million for the second quarter and $18.7 million for the first six months of fiscal 2004. This decline was offset by increased marketing expenses of $2.5 million associated with our annual BrainShare Conference and the addition of 73 SUSE sales employees. The SUSE acquisition was finalized on January 12, 2004.

        The decline in general and administrative expenses in dollars and as a percentage of revenue for the second quarter and first six months of fiscal 2004, is primarily a result of a reduction of $5.0 million in legal reserves relating to favorable developments in current litigation matters and a reduction in our workforce of 125 employees in prior periods offset by the addition of 53 new SUSE employees during the first quarter of fiscal 2004.

        During the second quarter of fiscal 2004, we recorded a restructuring charge of approximately $5.3 million in connection with our strategy of taking a competitive position in the Linux market and related acquisitions of SUSE. Specific actions taken include reducing our workforce by approximately 54 employees mainly in consulting, sales and product development in EMEA and the Americas. By operating segment, the Americas, EMEA and Asia Pacific accounted for 25%, 74% and 1% of the restructuring charge, respectively.

        The gain on sale of long-lived assets represents the gain recorded from the sale of a building during the second quarter of fiscal 2004.

Other income (expense), net

	Three Months Ended			Six Months Ended
(Amounts in thousands)	April 30, 2004	April 30, 2003	Change	April 30, 2004	April 30, 2003	Change
Investment impairments	$(750)	$(13,723)	95%	$(1,895)	$(24,523)	93%
Investment income	3,214	3,265	(2%)	7,871	6,924	14%
Other	(2,089)	(2,017)	(4%)	(3,124)	(1,065)	(193%)

Other income (expense), net	$375	$(12,475)	103%	$2,852	$(18,664)	115%

        Novell's long-term investments consist primarily of venture capital partnerships and other direct investments in equity securities of privately-held securities. The decline in investment impairments is primarily the result of improved market conditions as compared to the same periods in the prior year.

        The increase in investment income is a direct result of improving interest rates on our short-term investments.

Income tax expense (benefit)

	Three Months Ended			Six Months Ended
(Amounts in thousands)	April 30, 2004	April 30, 2003	Change	April 30, 2004	April 30, 2003	Change
Income tax expense (benefit)	$4,454	$(6,372)	(170%)	$10,802	$(6,838)	258%
Percentage of revenue	2%	(2%)	—	2%	(1%)	—
Effective tax (benefit) rate	31%	(18%)	—	35%	(14%)	—

        The income tax provision primarily represents income tax expenses incurred on foreign earnings that cannot be offset by U.S. net operating loss carryforwards. Our actual effective tax provision rate for the second quarter of fiscal 2004 was 31% compared to the effective tax benefit rate of (18%) for the same period in 2003. Our actual effective tax provision rate for the first six months of fiscal 2004 was 34.5% compared to the effective tax benefit rate of (14%) for the same period in 2003. The rate differs primarily because of the full valuation of deferred tax assets recorded in the fourth quarter of fiscal 2003 and differences in the amount of non-deductible investment impairments taken in each period.

Preferred stock dividends

	Three Months Ended			Six Months Ended
(Amounts in thousands)	April 30, 2004	April 30, 2003	Change	April 30, 2004	April 30, 2003	Change
Non-cash deemed dividend related to beneficial conversion feature of preferred stock	$(25,680)	$—	—	$(25,680)	$—	—
Preferred stock cash dividends	(102)	—	—	(102)	—	—

        On March 23, 2004, Novell entered into a definitive agreement with IBM providing for an investment of $50 million by IBM in Novell. The primary terms of the investment, which were negotiated in November 2003, entailed the purchase by IBM of Novell Series B redeemable preferred shares that are convertible into 8 million shares of Novell common stock at a price of $6.25 per share. The shares are entitled to a dividend of 2% per annum, payable quarterly in cash. Cash dividends paid during the quarter ended April 30, 2004 were $0.1 million.

        Because the fair value of Novell's common stock of $9.40 per share on the date the definitive agreements were entered into was greater than the agreed-upon conversion price of $6.25 per share, we recorded a one-time, non-cash deemed dividend of $25.7 million attributable to the value of the preferred stock's conversion feature. This beneficial conversion feature had no impact on net income, but did reduce earnings attributable to common stockholders and thus reduced basic and diluted earnings per share by approximately $0.07 in the current quarter.

Liquidity and Capital Resources

(Amounts in thousands)	April 30, 2004	October 31, 2003	Change
Cash, cash equivalents and short-term investments	$636,134	$751,852	(15%)
Percent of total assets	38%	48%	—

        An overview of cash flows for the six months ended April 30, 2004 and April 30, 2003 are as follows:

	Six Months Ended
(Amounts in thousands)	April 30, 2004	April 30, 2003
Cash provided by (used in) operating activities	2,737	(3,487)
Cash provided by financing activities	98,949	7,047
Cash used for purchase of property, plant and equipment	(12,013)	(21,177)
Cash used for acquisition of SUSE, net of cash acquired	$(200,298)	$—

        The 15% decline in cash and short-term investments is due to net cash payments of $200 million in connection with our purchase of SUSE ($210 million of cash paid, less $10 million of cash acquired) and $12.0 million for the purchases of property and equipment (primarily office and computer equipment) in the first six months of fiscal 2004. This decrease was offset by the increase in cash of $50 million in connection with IBM's purchase of convertible preferred stock and $49 million from the issuance of common stock.

        As of April 30, 2004, we had cash and other short-term investments of $265 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, which incur market risk. Our short-term investment portfolio includes gross unrealized gains and losses of $0.8 million and $1.3 million, respectively, as of April 30, 2004. We monitor our investments and record losses when a decline in the investment's market value is determined to be other than temporary.

        We also invest excess cash in long-term investments mainly consisting of investments made in venture capital partnerships for the promotion of our business and strategic objectives. As of April 30, 2004, we had a carrying value of $49.3 million related to investments in various venture capital funds and had commitments to contribute an additional $43.0 million to these funds, of which we estimate approximately $9.3 million could be contributed in fiscal 2004, approximately $16.2 million in fiscal 2005, and approximately $17.5 million thereafter as requested by the fund managers. We intend to fund these investments with cash from operations and cash on hand.

        As of April 30, 2004, we have various operating leases related to our facilities with remaining terms of more than one year. These leases have minimum annual lease commitments of $32 million in fiscal 2004, $27 million in fiscal 2005, $22 million in fiscal 2006, $18 million in fiscal 2007, $13 million in fiscal 2008, and $16 million thereafter. Furthermore, we have $40 million of minimum rentals to be received in the future from subleases.

        Our principal source of liquidity continues to be from operations, cash on hand, and short-term investments. At April 30, 2004, our principal unused sources of liquidity consisted of cash in the amount of $253.4 million and short-term investments in the amount of $382.7 million. During the first six months of fiscal 2004 and during fiscal 2003, we generated $2.7 million and $55 million, respectively, of cash flow from operations. We anticipate generating positive cash flows from operations in addition to investment income in fiscal 2004 sufficient to fund operations. Our liquidity needs are principally for financing of accounts receivable, property, plant and equipment, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of our foreign currency exchange risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at April 30, 2004.

Interest Rate Risk

        The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our strategy is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximately $1.0 million decrease (less than 0.5%) in the fair value of our available-for-sale securities.

Market Risk

        We also hold available-for-sale equity securities in our short-term investment portfolio. As of April 30, 2004, gross unrealized gains, before tax effect on the short-term public equity securities totaled $0.5 million. A reduction in prices of 10% of these short-term equity securities would result in approximately a $0.5 million decrease (less than 0.5%) in the fair value of our short-term investments.

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

Foreign Currency Risk

        We use derivatives to hedge those net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the United States, impact our consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we do not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately

$5.1 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

        All of the potential changes noted above are based on sensitivity analyses performed on our financial position at April 30, 2004. Actual results may differ materially.

Item 4. Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        Novell's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

  (b)
  Change in Internal Control over Financial Reporting

        No change in Novell's internal control procedures occurred during the most recent fiscal quarter that materially affects, or is reasonably likely to materially affect, internal controls over financial reporting.

Part II. Other Information

        Except as listed below, all information required by items in Part II is omitted because the items are inapplicable or the answer is negative.

Item 1. Legal Proceedings

        The information required by this item is incorporated herein by reference to Notes L and M of our financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        The information required by this item is incorporated herein by reference to Note B of our financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

        Novell's 2004 Annual Meeting of Stockholders was held at 404 Wyman Street, Waltham, Massachusetts, on April 15, 2004 at 10:00 a.m. Out of the 383,762,531 shares of common stock that were outstanding and entitled to vote at the meeting as of February 20, 2004 (the record date), a total of 334,430,083 shares were present in person or represented by proxy at the meeting, representing 87.15% of the outstanding shares.

        The following are the voting results for the items considered by stockholders:

1.
Election of Directors

Nominees:	Votes For	Votes Withheld
Albert Aiello	293,418,096	41,011,987
Fred Corrado	293,001,798	41,428,285
Richard L. Crandall	293,393,720	41,036,363
Wayne Mackie	291,187,780	43,242,303
Claudia B. Malone	320,465,221	13,964,862
Jack L. Messman	322,054,025	12,376,058
Richard L. Nolan	322,639,367	11,790,716
Thomas G. Plaskett	309,827,112	24,602,971
John W. Poduska, Sr.	322,612,280	11,817,803
James D. Robinson, III	320,886,950	13,543,133
Kathy Brittain White	295,187,112	39,242,971
2.
Option Expensing

        A non-binding stockholder proposal to request that the Board of Directors establish a policy of expensing the costs of all future stock options issued by Novell passed.

Votes For	146,668,543	58.78%
Votes Against	95,120,977	38.12%
Votes Abstaining	7,735,227	3.10%
3.
Performance-Based Compensation

        A non-binding stockholder proposal to request that the Board of Directors adopt a policy that 75% of future equity compensation of senior executives shall be performance-based, and details of such compensation shall be disclosed to stockholders did not pass.

Votes For	106,545,717	42.70%
Votes Against	138,469,376	55.59%
Votes Abstaining	4,509,654	1.81%
4.
Auditor Independence

        A non-binding stockholder proposal to request that the Board of Directors adopt a policy stating that the public accounting firm retained by us to audit our financial statements will perform only "audit" and "audit-related" work did not pass.

Votes For	56,228,178	22.53%
Votes Against	190,037,257	76.16%
Votes Abstaining	3,259,312	1.31%

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Novell, Inc.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K.

        Form 8-K dated February 3, 2004, reporting the date and time of Novell's earnings conference call for the quarter ended January 31, 2004.

        Form 8-K dated February 23, 2004, reporting the release of Novell's financial results for the quarter ended January 31, 2004, including financial statements.

        Form 8-K dated March 23, 2004, providing additional information about tax fees that Novell reported in its proxy statement in response to a request from Institutional Shareholder Services.

        Form 8-K dated March 25, 2004, announcing the entry into an agreement with IBM relating to IBM's investment of $50 million in Novell and the entry into expanded commercial relationships with IBM.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)
Date: June 14, 2004	By:	/s/ JOSEPH S. TIBBETTS, JR. Joseph S. Tibbetts, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)