Form 10-Q
period 2004-07-31
NOVELL INC
filed 2004-09-14
CIK 758004

Use these links to rapidly review the document
NOVELL, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 31, 2004
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

As of August 31, 2004 there were 375,879,653 shares of the registrant's common stock outstanding.

NOVELL, INC.
TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

NOVELL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	July 31, 2004	October 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$573,638	$366,932
Short-term investments	575,749	384,920
Receivables (net of allowances of $27,550 at July 31, 2004 and $26,852 at October 31, 2003)	245,373	232,492
Prepaid expenses	30,458	23,005
Other current assets	25,389	23,204

Total current assets	1,450,607	1,030,553
Property, plant and equipment, net	246,242	255,526
Long-term investments	56,122	50,948
Goodwill	405,448	213,300
Intangible assets	51,313	10,800
Other assets	20,911	6,526

Total assets	$2,230,643	$1,567,653

Liabilities, Redeemable Securities and Stockholders' Equity
Current liabilities:
Accounts payable	$52,781	$50,258
Accrued compensation	115,430	101,164
Other accrued liabilities	103,670	117,073
Income taxes payable	40,504	35,493
Deferred revenue	337,461	322,470

Total current liabilities	649,846	626,458
Deferred income taxes	16,959	—
Senior convertible debentures	600,000	—

Total liabilities	1,266,805	626,458

Minority interests	6,798	6,725

Redeemable securities:
Series B preferred stock, $.10 par value, Authorized—1,000 shares; Outstanding—500 shares at July 31, 2004; none at October 31, 2003 (at redemption value)	25,000	—

Stockholders' equity:
Series A preferred stock, $.10 par value, Authorized—499,000 shares; no shares issued	—	—
Common stock, par value $.10 per share, Authorized—600,000,000 shares; Outstanding—375,785,113 shares at July 31, 2004; 376,460,107 shares at October 31, 2003	39,097	37,646
Additional paid-in capital	421,143	319,016
Treasury stock, at cost—15,188,300 shares at July 31, 2004; none at October 31, 2003	(125,000)	—
Retained earnings	594,712	576,759
Accumulated other comprehensive income	9,241	7,068
Other	(7,153)	(6,019)

Total stockholders' equity	932,040	934,470

Total liabilities, redeemable securities and stockholders' equity	$2,230,643	$1,567,653

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended
	July 31, 2004	July 31, 2003
	(unaudited)
Net revenue:
Software licenses	$58,693	$69,255
Maintenance and services	245,904	213,554

Total net revenue	304,597	282,809

Cost of revenue:
Software licenses	5,613	5,886
Maintenance and services	98,343	101,591
Intangible asset impairment	—	23,569

Total cost of revenue	103,956	131,046

Gross profit	200,641	151,763

Operating expenses:
Sales and marketing	90,998	92,470
Product development	49,052	48,178
General and administrative	28,729	28,379
Restructuring	9,250	26,350
Gain on sale of property, plant and equipment	—	(24,934)

Total operating expenses	178,029	170,443

Income (loss) from operations	22,612	(18,680)

Other income (expense), net:
Investment income (expense)	7,576	(5,016)
Other expense, net	(1,394)	(66)

Total other income (expense), net	6,182	(5,082)

Income (loss) before taxes	28,794	(23,762)
Income tax expense (benefit)	5,389	(11,362)

Net income (loss)	23,405	(12,400)
Dividends on Series B preferred stock	(189)	—

Net income (loss) attributable to common stockholders	$23,216	$(12,400)

Net income (loss) per share attributable to common stockholders—basic and diluted	$0.06	$(0.03)

Weighted average common and common equivalent shares outstanding:
Basic	383,400	371,484
Diluted	397,776	371,484

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Nine Months Ended
	July 31, 2004	July 31, 2003
	(unaudited)
Net revenue:
Software licenses	$173,768	$194,758
Maintenance and services	691,492	623,989

Total net revenue	865,260	818,747

Cost of revenue:
Software licenses	16,621	17,070
Maintenance and services	288,653	296,742
Intangible asset impairment	—	23,569

Total cost of revenue	305,274	337,381

Gross profit	559,986	481,366

Operating expenses:
Sales and marketing	266,413	292,512
Product development	151,282	139,454
General and administrative	79,201	86,663
Restructuring	13,987	35,025
Gain on sale of property, plant and equipment	(1,977)	(24,934)

Total operating expenses	508,906	528,720

Income (loss) from operations	51,080	(47,354)

Other income (expense), net:
Investment income (expense)	13,552	(22,615)
Other expense, net	(4,518)	(1,131)

Total other income (expense), net	9,034	(23,746)

Income (loss) before taxes	60,114	(71,100)
Income tax expense (benefit)	16,191	(18,200)

Net income (loss)	43,923	(52,900)
Deemed dividend related to beneficial conversion feature of preferred stock	(25,680)	—
Dividends on Series B preferred stock	(291)	—

Net income (loss) attributable to common stockholders	$17,952	$(52,900)

Net income (loss) per share attributable to common stockholders—basic and diluted	$0.05	$(0.14)

Weighted average common and common equivalent shares outstanding:
Basic	382,678	369,435
Diluted	396,943	369,435

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three Months Ended
	July 31, 2004	July 31, 2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$23,405	$(12,400)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of property, plant and equipment	—	(24,934)
Depreciation and amortization	11,864	14,190
Intangible asset impairment, net of tax	—	13,935
Long-term investment impairments	552	8,040
Changes in current assets and liabilities, excluding the effect of acquisitions:
Receivables	(26,996)	(33,558)
Prepaid expenses	(1,636)	4,697
Deferred income taxes	—	(2,822)
Other current assets	3,007	2,346
Accounts payable	(5,203)	(12,744)
Accrued liabilities	18,518	20,507
Deferred revenue	41,346	28,240

Net cash provided by operating activities	64,857	5,497

Cash flows from financing activities:
Issuance of senior convertible debentures	600,000	—
Payment of issuance costs on senior convertible debentures	(14,850)	—
Issuance of common stock, net	1,363	807
Repurchase of common stock—held in treasury	(125,000)	—
Payment of cash dividends on preferred stock	(189)	—

Net cash provided by financing activities	461,324	807

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,511)	(8,828)
Proceeds from the sale of property, plant and equipment	163	124,215
Purchases of short-term investments	(264,083)	(177,335)
Maturities of short-term investments	23,406	8,871
Sales of short-term investments	47,110	124,026
Cash paid for acquisition of Salmon, net of cash acquired	(5,322)	—
Other	222	(1,100)

Net cash (used in) provided by investing activities	(206,015)	69,849

Total increase in cash and cash equivalents	320,166	76,153
Cash and cash equivalents—beginning of period	253,472	374,524

Cash and cash equivalents—end of period	$573,638	$450,677

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Nine Months Ended
	July 31, 2004	July 31, 2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$43,923	$(52,900)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of property, plant and equipment	(1,977)	(25,299)
Depreciation and amortization	38,956	49,174
Intangible asset impairment, net of tax	—	13,935
Long-term investment impairments	2,448	32,563
Changes in current assets and liabilities, excluding the effect of acquisitions:
Receivables	(1,195)	(2,403)
Prepaid expenses	(6,735)	(3,519)
Deferred income taxes	(17,310)	(10,507)
Other current assets	269	752
Accounts payable	(4,413)	(8,978)
Accrued liabilities	7,092	(11,250)
Deferred revenue	6,536	20,442

Net cash provided by operating activities	67,594	2,010

Cash flows from financing activities:
Issuance of senior convertible debentures	600,000	—
Payment of issuance costs on senior convertible debentures	(14,850)	—
Issuance of convertible preferred stock	50,000	—
Issuance of common stock, net	47,983	7,854
Repurchase of common stock—held in treasury	(125,000)	—
Payment of cash dividends on preferred stock	(291)	—

Net cash provided by financing activities	557,842	7,854

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,524)	(30,605)
Proceeds from the sale of property, plant and equipment	2,140	125,000
Purchases of short-term investments	(663,679)	(455,719)
Maturities of short-term investments	127,069	72,556
Sales of short-term investments	343,096	265,923
Cash paid for Volera minority interest shares	—	(1,050)
Cash paid for acquisition of SUSE, net of cash acquired	(200,298)	—
Cash paid for acquisition of Salmon, net of cash acquired	(5,322)	—
Other	(2,212)	721

Net cash used in investing activities	(418,730)	(23,174)

Total increase (decrease) in cash and cash equivalents	206,706	(13,310)
Cash and cash equivalents—beginning of period	366,932	463,987

Cash and cash equivalents—end of period	$573,638	$450,677

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2004

A.    Quarterly Financial Statements

        The interim consolidated financial statements as of and for the three and nine months ended July 31, 2004 and 2003 have been prepared by Novell, Inc. ("Novell") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our fiscal 2003 Annual Report on Form 10-K. These financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

        Certain reclassifications, none of which affected net income (loss), have been made to the prior year's amounts in order to conform to the current year's presentation. In addition, we have reclassified certain amounts as previously reported in our Form 10-Q for the third quarter of fiscal 2003. We reclassified an intangible impairment loss of $23.6 million from other income (expense) to cost of revenue in the statement of operations. We also reclassified a gain on sale of our San Jose, California facility in the amount of $24.9 million from other income (expense) to operating expenses in the statement of operations. The net impact of these two reclassifications is a $1.3 million increase in income from operations and no effect on the net loss as reported on Form 10-Q in the third quarter of fiscal 2003.

B.    Senior Convertible Debentures

        On July 2, 2004, we issued and sold $600 million aggregate principal amount of our senior convertible debentures ("debentures") due 2024. The debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2005. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 86.7905 shares of our common stock prior to July 15, 2024 if (1) the price of our common stock trades above 130% of the conversion price for a specified duration, (2) the trading price of the debentures is below a certain threshold, subject to specified exceptions, (3) the debentures have been called for redemption, or (4) specified corporate transactions have occurred. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $11.52 per share. Holders of the debentures may require us to repurchase all or a portion of their debentures on July 15, 2009, July 15, 2014 and July 15, 2019, or upon the occurrence of certain events including a change in control. The debentures can be redeemed by us for cash beginning on or after July 20, 2009.

        The debentures were sold to an "accredited investor" within the meaning of Rule 501 under the Securities Act of 1933, as amended, in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial investor offered and resold the debentures to "qualified institutional buyers" under Rule 144A of the Securities Act.

        In connection with the issuance of the debentures, we incurred $14.9 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders can require repurchase of the debentures (July 15, 2009). Amortization expense related to the issuance costs was $0.2 million and interest expense on the debentures was $0.2 million for the quarter ended July 31, 2004.

C.    Preferred Stock

        On March 23, 2004, we entered into a definitive agreement with International Business Machines Corporation ("IBM") in connection with IBM's previously announced $50 million investment in Novell. Publicized in conjunction with our offer to acquire SUSE LINUX AG ("SUSE") in November 2003, the investment, the primary terms of which were negotiated in November 2003, entailed the purchase by IBM of 1,000 shares of our Series B redeemable preferred stock ("Preferred Stock") that are convertible into 8 million shares of our common stock at a price of $6.25 per common share. The Preferred Stock is entitled to a dividend of 2% per annum, payable quarterly in cash. Cash dividends paid during the quarter ended July 31, 2004 were $0.2 million.

        Because the fair value of our common stock of $9.46 per share on March 23, 2004 was greater than the conversion price of $6.25 per share of Preferred Stock, we recorded a one-time, non-cash deemed dividend of $25.7 million pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

        The Preferred Stock is convertible at any time at the option of the holder and has a liquidation value equal to $50,000 per share. Each share of Preferred Stock issued and outstanding is entitled to the number of votes equal to the number of shares of common stock into which it is convertible. The Preferred Stock is senior to the common stock with respect to dividends and liquidation preferences. The Preferred Stock is redeemable at our option, and by the holder only under certain change in control circumstances. Because the redemption is not certain to occur, the Preferred Stock is not required to be classified as a liability but rather is classified in the mezzanine section of the balance sheet and is stated at redemption value.

        On June 17, 2004, 500 shares of Preferred Stock were converted into 4 million shares of Novell common stock.

D.    Acquisitions

Salmon Ltd.

        On July 19, 2004, we purchased all of the outstanding stock of Salmon Ltd. ("Salmon"), a privately-held information technology services and consulting firm headquartered in Watford, England, for approximately $8.2 million in cash, plus estimated merger and transaction costs of $1.0 million. In addition, we assumed a deferred income tax liability of $1.2 million resulting from the future tax consequences of the non-deductibility of identified net intangible assets recorded in connection with this acquisition. Assumed liabilities include approximately $0.2 million of estimated merger-related costs.

        The acquisition of Salmon enables us to expand our range of IT consulting services in the United Kingdom. The transaction was accounted for as a purchase. Salmon's results of operations have been included in the consolidated financial statements beginning on the acquisition date.

        The purchase price was preliminarily allocated as follows:

	Estimated Acquisition Cost	Asset Life
	(amounts in thousands)
Fair value of net tangible assets acquired	$3,007	N/A
Identifiable intangible assets:
Customer relationships	3,417	3 years
Non-compete agreement	422	3 years
Goodwill	3,552	Indefinite

Total acquisition cost	$10,398

        The purchase price has been allocated to the tangible and identifiable intangible assets and the excess of the total purchase price over the amounts assigned has been recorded as goodwill. We used an independent valuation firm to estimate the fair values of the intangible assets. Customer relationships and the non-compete agreement are amortized over their estimated useful lives. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," goodwill is not amortized, but is periodically evaluated for impairment.

        The purchase price allocation will be adjusted as integration plans, including restructuring, are finalized, as allowed by SFAS 141, "Business Combinations".

        The purchase agreement provides for contingent payments of up to an additional $10.6 million based upon the future revenues and profitability of both Salmon and Novell in the United Kingdom over a period of two years. Any future earnout payments will be capitalized as goodwill when and if paid.

        Revenues of $1.3 million and expenses of $1.0 million were recorded by Salmon for the period from July 19, 2004 to July 31, 2004.

        If the Salmon acquisition had occurred on November 1, 2002, the unaudited pro forma results of operations for the three and nine months ended July 31, 2004 and 2003 would have been:

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
	(amounts in thousands)
Net revenue	$309,284	$288,153	$881,132	$833,219
Net income (loss) attributable to common stockholders	20,703	(12,316)	15,583	(52,676)
Net income (loss) per share attributable to common stockholders—basic and diluted	0.05	(0.03)	0.04	(0.14)

SUSE LINUX AG

        On January 12, 2004, we purchased substantially all of the outstanding stock of SUSE LINUX AG ("SUSE"), a privately-held company and a leading provider of Linux-based products, for approximately $210 million in cash, plus estimated merger and transaction costs of $7 million. In addition, we assumed a deferred income tax liability of $17 million resulting from the future tax consequences of the non-deductibility of identified net intangible assets recorded in connection with this acquisition.

        The acquisition of SUSE enables us to offer a full range of enterprise solutions on the Linux platform, from the server to the desktop. This transaction was accounted for as a purchase. SUSE's results of operations have been incorporated into ours beginning on the acquisition date.

        The purchase price was preliminarily allocated as follows:

	Estimated Acquisition Cost	Asset Life
	(amounts in thousands)
Fair value of net tangible assets acquired	$1,599	N/A
Identifiable intangible assets:
Customer relationships	13,385	3 years
Internal use software	5,864	3 years
Trademarks/trade names	24,221	Indefinite
Goodwill	188,669	Indefinite

Total acquisition costs	$233,738

        The purchase price has been allocated to the tangible and identifiable intangible assets and the excess of the total purchase price over the amounts assigned has been recorded as goodwill. We used an independent valuation firm to estimate the fair values of the intangible assets. Customer relationships and internal use software are amortized over their estimated useful lives. In accordance with SFAS 142, trademarks, trade names and goodwill are not amortized, but are periodically evaluated for impairment.

        The purchase price allocation will be adjusted as integration plans, including restructuring, are finalized, as allowed by SFAS 141.

        If the SUSE acquisition had occurred on November 1, 2002, the unaudited pro forma results of operations for the three and nine months ended July 31, 2004 and 2003 would have been:

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
	(amounts in thousands)
Net revenue	$304,597	$290,096	$873,153	$844,248
Net income (loss) attributable to common stockholders	23,216	(15,570)	16,117	(64,516)
Net income (loss) per share attributable to common stockholders—basic and diluted	0.06	(0.04)	0.04	(0.18)

E.    Cash, Cash Equivalents and Short-Term Investments

        We consider all investments purchased with a term to maturity of three months or less to be cash equivalents. Short-term investments are diversified, primarily consisting of investment grade securities that either mature within the next 12 months or have other characteristics of short-term investments.

        All marketable debt and equity securities that are included in cash, cash equivalents and short-term investments are considered available-for-sale and are carried at fair market value. Fair market values are based on quoted market prices where available; if quoted market prices are not available, the fair market values are based on quoted market prices of similar instruments of companies that are comparable in size, product offerings, and market sector. When securities are sold, their cost is determined based on the specific identification method. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income (loss), net of tax, after any applicable tax valuation allowances. Gross unrealized gains and losses at July 31, 2004 were $0.7 million and $1.6 million, respectively. Gross unrealized gains and losses at October 31, 2003 were $2.1 million and $0.3 million, respectively.

        During the third quarter of fiscal 2004, we realized gains of $0.3 million and realized losses of $0.2 million from the sale of short-term investments. During the third quarter of fiscal 2003, we realized gains of $0.6 million and realized losses of $0.1 million from the sale of short-term investments. During the first nine months of fiscal 2004, we realized gains of $3.1 million and realized losses of $0.5 million from the sale of short-term investments. During the first nine months of fiscal 2003, we realized gains of $1.7 million and realized losses of $0.4 million from the sale of short-term investments. We did not record any impairment losses on short-term investments during the first nine months of fiscal 2004 or fiscal 2003.

F.     Long-Term Investments

        At July 31, 2004, long-term investments primarily consisted of investments made in venture capital partnerships and other direct investments in equity securities of privately-held companies. Long-term investments are accounted for initially at cost and written down to fair value when indicators of impairment are deemed to be other than temporary.

        We routinely review our long-term investments for impairment. To assess impairment we analyze forecasted financial performance of the investees, the liquidation preference value of the stock we hold, and our estimate of the potential for investment recovery based on all these factors. During the third quarter and first nine months of fiscal 2004, we recognized impairment losses on long-term investments totaling $0.5 million and $2.4 million, respectively. During the third quarter and first nine months of fiscal 2003, we recognized impairment losses on long-term investments totaling $8.0 million and $32.6 million, respectively.

G.    Goodwill and Intangible Assets

  Goodwill

        The following is a summary of goodwill outstanding as of the dates shown resulting from the indicated acquisitions:

	July 31, 2004	October 31, 2003
	(amounts in thousands)
SUSE	$188,669	$—
SilverStream	126,689	126,689
Cambridge Technology Partners	42,500	42,500
Ximian	35,002	35,002
Salmon	3,552	—
Other technology companies	9,036	9,109

Total goodwill	$405,448	$213,300

        Goodwill is allocated to our reporting segments as follows:

	Americas	EMEA	Asia Pacific	Celerant Management Consulting	Total
	(amounts in thousands)
Balance as of October 31, 2003	$86,817	$74,100	$9,883	$42,500	$213,300
Acquisition of SUSE	101,637	69,323	17,709	—	188,669
Acquisition of Salmon	—	3,552	—	—	3,552
Other technology companies	—	(73)	—	—	(73)

Balance as of July 31, 2004	$188,454	$146,902	$27,592	$42,500	$405,448

  Intangibles

        The following is a summary of identifiable intangible assets that we recorded in connection with various business combinations, net of accumulated amortization:

	July 31, 2004	October 31, 2003
	(amounts in thousands)
Developed technology	$5,758	$8,410
Customer relationships	14,287	—
Internal use software	4,725	—
Non-compete agreements	422	—
Trademarks/trade names	26,121	2,390

Total identifiable intangible assets	$51,313	$10,800

        Developed technology, customer relationships, internal use software and non-compete agreements are amortized over three years. Trademarks and trade names have indefinite lives and are not amortized but are periodically evaluated for impairment. Amortization of intangible assets for the third quarter and first nine months of fiscal 2004 was $2.6 million and $6.8 million, respectively. Amortization of intangible assets for the third quarter and first nine months of fiscal 2003 was $2.1 million and $8.5 million, respectively.

H.    Income Taxes

        Income tax expense for the third quarter and first nine months of fiscal 2004 was $5.4 million and $16.2 million, respectively and relates to income tax expenses incurred on foreign earnings. The effective tax rates on income for the third quarter of fiscal 2004 was 18.7% and for the first nine months of fiscal 2004 was 26.9%.

        The effective tax rate for fiscal 2003 was 194.3%. The effective tax rate for fiscal 2004 differed from the effective tax rate for 2003 because of the establishment of a full valuation allowance against deferred tax assets during the fourth quarter of fiscal 2003, resulting in an additional tax expense of $131 million in that quarter.

        We paid cash for income taxes in the amount of $5.3 million in the first nine months of fiscal 2004 and $7.6 million during the same period of fiscal 2003.

I.     Line of Credit

        We have a $25 million bank line of credit available for letter of credit purposes. At July 31, 2004, there were standby letters of credit of $17.8 million outstanding under this line, all of which are secured by cash. The bank line expires on April 1, 2005. The bank line is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. We are in compliance with all financial covenants relating to this line of credit as of July 31, 2004. In addition, at July 31, 2004, we had outstanding letters of credit of an insignificant amount at other banks.

J.     Restructuring Expenses

        During the second and third quarters of fiscal 2004, we recorded net pre-tax restructuring expenses of $4.7 million and $9.3 million respectively. These restructuring expenses were in response to the evolution of our business strategy of developing a competitive position in the Linux market. This strategy includes plans to support the Linux kernel in addition to the NetWare kernel, by offering our products and services that run on Linux, NetWare and other platforms. The acquisitions of Ximian and SUSE are direct results of the evolution in our business strategy. These changes were made to address market penetration for Linux and NetWare and to address NetWare revenue declines. Specific actions taken included reducing our workforce by 54 employees during the second quarter and 65 employees during the third quarter of fiscal 2004, mainly in consulting, sales and product development in EMEA and the Americas. In addition, we consolidated facilities resulting in the closure of two sales facilities and the disposal of excess equipment and tenant improvements in the United States. By reporting segment, the Americas accounted for 43.1%, EMEA accounted for 55.0% and Asia Pacific accounted for 1.9% of the total restructuring charges for the first nine months of fiscal 2004.

        Our restructuring activities in previous periods are disclosed in detail in our Annual Report on Form 10-K for the fiscal year 2003.

        The following table summarizes the restructuring reserve balance and activity during the first nine months of fiscal 2004:

	3rd Quarter Fiscal 2004 Restructuring	2nd Quarter Fiscal 2004 Restructuring	Fiscal 2003 Restructuring	Fiscal 2002 and 2001 Restructurings	Total
	(amounts in thousands)
Restructuring reserve balance at October 31, 2003:
Employee termination costs	$—	$—	$6,879	$1,110	$7,989
Contract termination costs	—	—	8,434	9,527	17,961
Other restructuring-related costs	—	—	1,842	485	2,327

Total restructuring reserve balance	—	—	17,155	11,122	28,277

Restructuring expenses for fiscal 2004:
Employee termination costs	5,351	3,533	—	—	8,884
Contract termination costs	4,371	1,781	—	—	6,152
Other restructuring-related costs	—	—	(472)	(577)	(1,049)

Total restructuring expenses	9,722	5,314	(472)	(577)	13,987

Payments/adjustments during fiscal 2004:
Employee termination costs	(2,764)	(3,028)	(6,879)	(1,110)	(13,781)
Contract termination costs	—	(1,781)	(5,207)	(3,202)	(10,190)
Other restructuring-related costs	—	—	128	827	955

Total payments/adjustments	(2,764)	(4,810)	(11,958)	(3,458)	(23,016)

Restructuring reserve balance at July 31, 2004:
Employee termination costs	2,587	505	—	—	3,092
Contract termination costs	4,371	—	3,227	6,325	13,923
Other restructuring-related costs	—	—	1,498	735	2,233

Total restructuring reserve balance	$6,958	$505	$4,725	$7,060	$19,248

        As of July 31, 2004, the remaining unpaid balances include accrued liabilities related to severance benefits which will be paid out over the remaining severance obligation period, lease costs for redundant facilities which will be paid over the respective remaining contract terms, and various severed employee related costs which will be primarily paid over the next twelve months.

K.    Guarantees

        During the first quarter of fiscal 2002, we sold our subsidiary in the Czech Republic. As a part of this transaction, we provided a guarantee to the landlord of the building we leased in the Czech Republic whereby we agreed to pay any and all monies due under the lease, including legal fees if the new lessee defaults on the lease. During the fiscal year 2003, we paid approximately $0.1 million against this guarantee and at July 31, 2004, we had accrued an additional $0.2 million, which represents our liability exposure if the new lessee continues in default, excluding legal fees. In addition, we have provided a guarantee in the amount of $2 million related to a foreign tax audit. No amounts have been paid against this guarantee. It is expected that the term of the guarantee will continue until the conclusion of the audit. We have also provided other guarantees of insignificant amounts for various purposes.

        As an element of our standard contract terms, we include an indemnification clause in our agreements with our customers that indemnify the licensee against certain liability and damages arising from intellectual property infringement claims resulting from their use or distribution of our software. Additionally, during the first quarter of fiscal 2004, we implemented our Novell Linux Indemnification Program. Under this program, indemnification is offered for copyright infringement claims made by third parties against registered Novell customers who obtain certain Novell Linux products and who meet other requirements relating to technical support. We do not record a liability for potential litigation claims related to indemnification agreements with our customers, unless and until we conclude the likelihood of a material obligation is probable and estimable.

L.    Commitments and Contingencies

        As of July 31, 2004, we had a carrying value of $53.2 million related to long-term investments in various venture capital funds and had commitments to contribute an additional $37.7 million to these funds at times and amounts as requested by the fund managers.

M.   Legal Proceedings

        On May 28, 2004, we received $18.5 million from The Canopy Group, Inc. ("Canopy") in satisfaction of a judgment against Canopy. The judgment arose out of a collection action filed by us against Canopy, wherein we sought to recover a royalty payment due under a licensing agreement and arising out of a settlement payment from a third party to Canopy. In connection with this payment, we recognized revenue of $13.5 million and interest income of $5 million during the quarter ended July 31, 2004.

        In January 2004, the SCO Group, Inc. ("SCO") filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. We removed the claim to the U.S. District Court, District of Utah. SCO's original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare have harmed SCO's business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. The District Court dismissed the original complaint, but allowed SCO an opportunity to file an amended complaint, which SCO did in July 2004. As with the original complaint, SCO is again seeking to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights and to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights and to pay actual, special and punitive damages in an amount to be proven at trial. We have again sought to dismiss SCO's amended complaint and ultimately believe that we have meritorious defenses to these claims even if our Motion to Dismiss is denied. Accordingly, we intend to vigorously defend ourselves in this suit. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

        SilverStream Software, Inc. ("SilverStream"), which was acquired by us in July 2002, and several of its former officers and directors, as well as the underwriters who handled SilverStream's two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Act, as amended "The Securities Act," and the Securities Exchange Act of 1934, as amended "The Exchange Act." In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of these issuers, including SilverStream's. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court. A Consolidated Amended Complaint with respect to all of these companies was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. While we believe that SilverStream and its former officers and directors have meritorious defenses to the claims, a Memorandum of Understanding has been reached between many of the defendants and the plaintiffs, which contemplate a settlement of the claims. The settlement, however, has not been finalized. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

        In February 1998, a suit was filed in the U.S. District Court, District of Utah, against us and certain of our officers and directors, alleging violation of federal securities laws by concealing the true nature of our financial condition and seeking unspecified damages. The lawsuit was brought as a purported class action on behalf of purchasers of our common stock from November 1, 1996 through April 22, 1997. After a first dismissal of the suit on November 3, 2000 and a subsequent amendment to the complaint filed on February 20, 2001, the U.S. District Court dismissed the amended complaint with prejudice for failure to state a claim. Much of the District Court's Order of Dismissal was recently affirmed by the Tenth Circuit Court of Appeals while certain claims were remanded for the District Court's further review. We believe we have meritorious defenses to these remaining claims. While there can be no assurance as to the ultimate disposition of the lawsuit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

        We evaluate the adequacy of our legal reserves on a quarterly basis. During the quarter ended April 30, 2004, we recorded a reduction of $5 million in legal reserves relating to favorable developments in current litigation matters. We are currently party to various legal proceedings and claims including former employees, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

N.    Stockholders' Equity

        On June 17, 2004, 500 shares of Series B preferred stock, with a carrying value of $25 million, were converted by the holder into 4 million shares of common stock.

        On July 2, 2004, we used a portion of the proceeds from the issuance of senior convertible debentures to repurchase $125 million of common stock (15,188,300 shares at $8.23 per share). These shares are held in treasury and are classified as treasury stock on our consolidated balance sheet.

O.    Segment Information

        Beginning November 1, 2002, we reorganized our operations and began reporting our financial results in four segments; three are based on geographic area and the fourth is Celerant management consulting which provides operational strategy and implementation consulting services to a variety of customers mainly in Europe and the United States. The geographic segments are Americas, EMEA, and Asia Pacific. Performance is evaluated by our Chief Executive Officer and Worldwide Management Committee, our chief decision makers, and is based on reviewing revenue and segment operating income (loss) information for each of the segments. These geographic segments include:

  •
  Americas—includes the United States, Canada, and Latin America

  •
  EMEA—includes Eastern and Western Europe, Middle East, and Africa

  •
  Asia Pacific—includes China, Japan, Southeast Asia, Australia, New Zealand, and India

All geographic segments sell our products, services and solution offerings. These offerings are sold direct or via OEM, reseller, and distributor channels. Operating results of each segment are as follows:

	Three Months Ended
	July 31, 2004		July 31, 2003
	Net Revenue	Operating Income (Loss)	Net Revenue	Operating Income (Loss)
	(amounts in thousands)
Americas	$145,617	$69,030	$135,635	$61,671
EMEA	92,209	30,153	87,400	31,512
Asia pacific	23,015	7,865	23,235	5,667
Common unallocated operating costs	—	(78,627)	—	(92,939)

Total geographic segments	260,841	28,421	246,270	5,911
Celerant management consulting	43,756	3,644	36,539	894
Unallocated integration, impairment and restructuring charges	—	(9,454)	—	(25,485)

Total per statements of operations	$304,597	$22,612	$282,809	$(18,680)

	Nine Months Ended
	July 31, 2004		July 31, 2003
	Net Revenue	Operating Income (Loss)	Net Revenue	Operating Income (Loss)
	(amounts in thousands)
Americas	$397,347	$194,193	$396,979	$163,372
EMEA	279,072	90,944	257,800	90,857
Asia pacific	65,959	18,576	62,000	8,982
Common unallocated operating costs	—	(252,799)	—	(277,107)

Total geographical segments	742,378	50,914	716,779	(13,896)
Celerant management consulting	122,882	12,549	101,968	3,074
Unallocated integration, impairment and restructuring charges	—	(12,383)	—	(36,532)

Total per statements of operations	$865,260	$51,080	$818,747	$(47,354)

        Common unallocated operating costs include corporate services common to all geographic segments such as corporate sales and marketing, product development, corporate general and administrative costs, and corporate infrastructure costs. Celerant management consulting does not utilize these corporate services.

        In addition, the chief decision makers review revenue by solution category, all of which are included in the revenues of geographic segments. These solution categories are:

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

        Revenues by solution category and Celerant management consulting are as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
	(amounts in thousands)
Identity management and web services	$26,720	$26,099	$73,243	$71,354
Cross platform services	159,177	144,595	446,976	423,020

Total software licenses and maintenance	185,897	170,694	520,219	494,374
Worldwide services	74,944	75,576	222,159	222,405

Total IT software and solutions	260,841	246,270	742,378	716,779
Celerant management consulting	43,756	36,539	122,882	101,968

Total net revenue	$304,597	$282,809	$865,260	$818,747

        For the third quarters of fiscal 2004 and fiscal 2003, revenues in the United States were $144.5 million, which includes the $13.5 million revenue from Canopy, and $129.3 million, respectively, and revenues to customers outside the U.S. were $160.1 million and $153.5 million, respectively. In the third quarters of fiscal 2004 and fiscal 2003, 77% and 74%, respectively, of our international revenues were in EMEA.

        For the first nine months of fiscal 2004 and fiscal 2003, revenues in the U.S were $384.5 million and $378.8 million, respectively, and revenues to customers outside the U.S. were $480.8 million and $439.9 million, respectively. For the first nine months of fiscal 2004 and fiscal 2003, 79% and 75%, respectively, of our international revenues were in EMEA.

        No single customer and no single country outside the United States accounted for more than 10% of our total revenue for each period presented.

P.     Net Income (Loss) Per Share Attributable to Common Stockholders

        Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with SFAS No. 128, "Earnings per Share." Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period and excludes the dilutive effects of common stock equivalents. Common stock equivalents include stock options and, in certain circumstances, convertible securities such as our senior convertible debentures and convertible Series B preferred stock. Diluted earnings per share includes the dilutive effect of common stock equivalents.

        The following table reconciles the numerators and denominators of the earnings per share calculation for the three and nine months ended July 31, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
	(amounts in thousands, except per share data)
Basic net income (loss) per share computation:
Net income (loss)	$23,405	$(12,400)	$43,923	$(52,900)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	(25,680)	—
Dividends on Series B preferred stock	(189)	—	(291)	—

Net income (loss) attributable to common stockholders	$23,216	$(12,400)	$17,952	$(52,900)

Weighted-average common shares outstanding	383,400	371,484	382,678	369,435

Basic net income (loss) per share attributable to common stockholders	$0.06	$(0.03)	$0.05	$(0.14)

Diluted net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$23,216	$(12,400)	$17,952	$(52,900)
Dividends on Series B preferred stock	189	—	291	—

Adjusted net income (loss) attributable to common stockholders	$23,405	$(12,400)	$18,243	$(52,900)

Weighted-average common shares outstanding	383,400	371,484	382,678	369,435
Incremental shares attributable to the assumed exercise of outstanding options	8,289	—	11,080	—
Incremental shares attributable to the assumed conversion of convertible preferred stock	6,087	—	3,185	—

Total adjusted weighted average common shares	397,776	371,484	396,943	369,435

Diluted net income (loss) per share attributable to common stockholders	$0.06	$(0.03)	$0.05	$(0.14)

        Incremental shares attributable to the assumed exercise of outstanding options of 1,962,639 and 1,648,793 have been excluded from the calculation of diluted net loss per share in the three and nine months ended July 31, 2003, respectively, as their effect would have been anti-dilutive due to the net loss incurred in those periods.

        In March 2004, the EITF reached a final consensus on Issue 03-6, "Participating Securities and the Two-Class Method under FASB Statement 128." Issue 03-6 requires the two-class method of calculating earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends of the company. Because the Series B preferred stock participates in dividends, we are required to use the two-class method of calculating earnings per share, effective this quarter. This change in computational methods had no impact on earnings per share for the three or nine months ended July 31, 2004.

        In June 2004, the EITF reached a tentative conclusion on Issue 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share". This issue addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share calculations. The EITF's tentative conclusion is that the market price trigger should be ignored and that these securities should be treated as convertible securities and included in diluted earnings per share regardless of whether the conversion contingencies have been met. Because our senior convertible debentures are contingently convertible debt with a market price trigger, we will be required to comply with EITF Issue 04-8 once a final consensus is reached. Had the tentative conclusions of EITF Issue 04-8 been effective for the three and nine months ended July 31, 2004, reported earnings per share would not have changed due to the timing of our issuance of the senior convertible debentures. However, future earnings per share could be impacted by the adoption of this proposed standard. For example, had the senior convertible debentures been outstanding for the full three and nine months ended July 31, 2004, then on a pro forma basis our diluted earnings per share attributable to common stock would have been $0.05 and $0.03, respectively.

        As of July 31, 2004, our senior convertible debentures are contingently convertible into 52,074,300 shares of common stock. Under current accounting literature, the dilutive effect of these contingently issuable shares of common stock are included in the calculation of diluted earnings per share only when the conversion contingencies have been satisfied. Because none of the conversion contingencies were satisfied during the three or nine months ended July 31, 2004, these contingently issuable shares were excluded in the determination of diluted earnings per share.

Q.    Comprehensive Income

        The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
	(amounts in thousands)
Net income (loss) attributable to common stockholders	$23,216	$(12,400)	$17,952	$(52,900)
Change in net unrealized gain (loss) on investments	(480)	(1,022)	(2,685)	(757)
Change in pension liability	(41)	—	(1,522)	—
Change in cumulative translation adjustments	3,016	5,004	6,379	5,333

Comprehensive income (loss)	$25,711	$(8,418)	$20,124	$(48,324)

        The components of accumulated other comprehensive income, net of related tax, are as follows:

	July 31, 2004	October 31, 2003
	(amounts in thousands)
Net unrealized gain (loss) on investment	$(1,186)	$1,499
Net accumulated pension liability	(1,522)	—
Net cumulative translation adjustment	11,949	5,569

Accumulated other comprehensive income	$9,241	$7,068

R.    Stock-Based Compensation

        We account for our stock-based compensation plans for employees under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. We apply the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."

        At July 31, 2004, we had authorized several stock-based compensation plans. Under these plans, options to purchase shares of our common stock can be granted to employees, consultants, and outside directors. We generally grant employees stock options at an exercise price equal to the fair market value of our common stock. Thus, in accordance with the intrinsic value method, no compensation expense (except compensation expense related to restricted stock purchase rights, restricted units, below-market option grants, and grants to non-employees) has been recognized for our stock-based compensation.

        If compensation expense for our stock option and other equity plans had been determined based on the fair value of the stock grants, in accordance with SFAS No. 123, our net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
	(amounts in thousands, except per share data)
Net income (loss) attributable to common stockholders
As reported	$23,216	$(12,400)	$17,952	$(52,900)
Less: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(13,949)	(5,997)	(38,628)	(22,911)
Add: total stock-based compensation expense recorded in the statement of operations	1,294	858	3,781	2,498

Pro forma	$10,561	$(17,539)	$(16,895)	$(73,313)

Net income (loss) per share attributable to common stockholders:
As reported basic and diluted	$0.06	$(0.03)	$0.05	$(0.14)
Pro forma basic and diluted	$0.03	$(0.05)	$(0.04)	$(0.20)

        For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the third quarters of fiscal 2004 and fiscal 2003: a risk-free interest rate of approximately 3.91% and 2.19%, respectively; a dividend yield of 0% for both quarters; a weighted-average expected life of five years for both quarters, except for the options granted as part of an exchange program which have an average expected life of three years; and a volatility factor of the expected market price of our common stock of 0.77 and 0.81, respectively. The weighted average fair value of options granted in the third quarters of fiscal 2004 and fiscal 2003 was $5.69 and $2.02, respectively.

        For the first nine months of fiscal 2004 and fiscal 2003 assumptions included: a risk-free interest rate of approximately 2.75% and 2.36%, respectively; a dividend yield of 0% for both periods; a weighted-average expected life of five years for both periods, except for the options granted as part of an exchange program which have an average expected life of three years; and a volatility factor of the expected market price of our common stock of 0.77 and 0.82, respectively. The weighted average fair value of options granted in the first nine months of fiscal 2004 and fiscal 2003 was $5.66 and $2.30, respectively.

        For purposes of the above table, pro forma compensation expense is estimated for the fair value of rights granted under our employee stock purchase plan using the Black-Scholes option pricing model with the following assumptions as if shares had been issued in the third quarters of fiscal 2004 and fiscal 2003: risk-free interest rate of approximately 1.1% and 2.3%, respectively; a dividend yield of 0% for both periods; a weighted-average expected life of six months for both periods; and a volatility factor of the expected market price of our common stock of 0.77 and 0.88, respectively. The estimated weighted average fair value of the purchase rights issued in the third quarters of fiscal 2004 and fiscal 2003 was $4.19 and $0.93, respectively.

S.     Derivative Instruments

        A large portion of our revenue, expense, and capital purchasing activities is transacted in U.S. dollars. We do not currently hedge currency risks related to revenue or expenses denominated in foreign currencies. However, we hedge currency risks of some assets and liabilities denominated in foreign currencies to protect against reductions in value caused by changes in foreign exchange rates. We have established balance sheet and intercompany hedging programs that use one-month foreign currency forward contracts, primarily on the Euro, Japanese Yen, and certain other European, Latin American and Asian currencies.

        We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the quarter-end, the fair value of the derivatives as of July 31, 2004 is insignificant. Gains and losses recognized during a quarter on these foreign currency contracts are recorded as other income or expense and generally offset corresponding gains and losses on the underlying hedged assets and liabilities, resulting in negligible effect to our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Form 10-Q contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute "forward looking statements". The words "may," "will," "expects," "plans," "anticipates," "believe," "estimates," "potential," or "continue" and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management's expectations, speak only as the date hereof, and are subject to certain risks and uncertainties. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements contained or incorporated by reference herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the "Risk Factors," which is incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2004. We assume no obligation to update any of our forward-looking statements for any reason, except as required by law.

Introduction

        Novell has been a leading provider of information solutions since 1983. We provide cross-platform identity driven applications and services, web application development tools, and resource management products and solutions. We provide these services on Windows, NetWare and Unix. We also develop and deliver a Linux-based open source software platform, all supported by consulting, education and technical services. Through these capabilities, our customers can deliver information or system resources from diverse sources, regardless of how they are implemented, regardless of how they connect, in a secure and personalized way, on a trusted open source platform. With over 5,800 employees globally, we serve customers all over the world.

        Our Chief Executive Officer and Worldwide Management Committee manage the overall growth and performance of the company in terms of the following operating segments:

  •
  Americas—this geographic segment includes the United States, Canada and Latin America.

  •
  EMEA—this geographic segment includes Eastern and Western Europe, the Middle East and Africa.

  •
  Asia Pacific—this geographic segment includes China, Japan, Southeast Asia, Australia, New Zealand and India.

  •
  Celerant management consulting—this segment, which is a majority-owned subsidiary of Novell, provides operational strategy and implementation consulting services to a variety of customers mainly in Europe and the United States.

        Our strategy focuses on four categories of products and services:

  •
  Identity management and web services

  •
  Cross-platform services

  •
  Worldwide services

  •
  Celerant management consulting

        Identity management and web services.    Our identity management products include applications ranging from secure authentication and authorization services, single sign-on, and provisioning, to portal and web services interfaces. Identity management technologies are increasingly becoming core components of a variety of products such as operating systems, applications, cellular phones, and other digital devices. Our strategy has been to develop identity management technologies as a set of discrete services, as opposed to the use of a single application such as a directory. Our products are built to interoperate in a collaborative environment, which has the additional benefit of allowing our customers and strategic partners to extend the functionality needed for their specific situations and products. In addition, because our current products support common standards, they can be easily deployed with other vendors' products as required.

        Our web services solutions or services oriented architecture ("SOA") provide the software and support needed by customers to decouple the business processes and information from their limited, single-purpose platforms and re-purpose them, thereby enabling collaboration and interaction with other people, systems and transactions, inside or outside the organization.

        Cross-platform services.    We believe a major shift toward open source software is underway and that we are uniquely positioned to drive this trend and to benefit from it. While the flexibility and cost savings of Linux and open source has made it attractive to enterprise customers, we believe businesses look to proprietary software vendors to provide applications, management and security. Among other factors, weak technical support and a lack of applications may have kept Linux and open source from achieving its full potential to date. Through our acquisitions of Ximian in August 2003 and SUSE LINUX AG ("SUSE") in January 2004, and through changes to our legacy products to enable them to operate on Linux, we are now able to provide comprehensive network services on Linux—from the desktop to the server to the mainframe and provide the related technical support that has been lacking in this industry. As a result, we offer our customers a cost effective, secure, reliable, and supported means to migrate to Linux and open source solutions. Our goals are to provide a migration strategy to open source and to give existing open source users a richer, more productive computing experience at a reasonable price by leveraging our financial stability, experience and global support capabilities.

        We offer two major operating system platforms—NetWare and SUSE LINUX. Our solutions offer an effective and open approach to networking and collaboration services—including file, print, messaging, scheduling and workspace—while using a cross-platform approach. Our platform offerings provide a robust, scalable, and dependable service infrastructure that supports heterogenous computing environments. In addition, our identity driven management servicesdirectory-based management modules allow customers to manage their entire mixed environment from a single, central location, supporting our identity management and web services offerings.

        We can now offer products on an open source platform that enables our customers to deploy the best of closed and open source software that many businesses find more attractive. As an example, our GroupWise product now allows customers to collaborate seamlessly across their Windows and Linux environments. We provide solutions allowing IT managers to centrally control Windows and Linux systems in a consistent and straightforward way.

        Worldwide services.    We provide worldwide consulting, education and support services to address our customers' needs. Our IT consulting practice provides the business knowledge and technical expertise to help our customers implement and achieve maximum benefit from our products and solutions. We also offer focused open source and identity driven services to develop and implement strategies and solutions for our clients to more rapidly integrate or migrate existing platforms with our open source platform.

        We offer skills assessments, advanced technical training courses, and customized training directly and through authorized training service partners. We also offer testing and certification programs to systems administrators, engineers, salespeople and instructors on a wide variety of technologies, including Linux. Over a decade ago, we introduced the concept of software engineer certifications. Building on this program, we introduced our Novell Certified Linux Engineer program to accelerate the adoption of Linux and open source in the enterprise.

        We provide our customers with a global support structure covering proprietary and open source technical support. We deliver our technical support services through a variety of channels, including on-site dedicated resources as well as through telephone, web, e-mail, and remote systems management.

Overview

        Important factors in evaluating our third quarter fiscal 2004 results include the state of the global economy and IT markets and our progress in implementing our strategies. These strategies include increasing our Linux and Identity Management businesses, reducing the rate of revenue decline in our NetWare business, increasing sales of other products and services, including consulting services, and reducing costs.

        An important strategy of ours is to embrace the open source movement, specifically the Linux operating system, and to develop a competitive position in the Linux market. This strategy includes supporting the Linux kernel in addition to the NetWare kernel, by offering Novell products and services that run on both Linux and NetWare platforms. Our acquisitions of Ximian and SUSE, as well as restructurings in this and prior quarters, are direct results of this strategy.

        Our strategies, and their implementation, involve risks and challenges. Our progress with these strategies during the third quarter and their associated risks and challenges were as follows:

  •
  We released SUSE LINUX Enterprise Server 9, which we believe to be a major milestone in enabling Enterprise Linux computing. We shipped approximately 19,000 SLES 9 units in the quarter (including 12,000 to a single customer) compared to 3,800 units of SLES 8 in the prior quarter. Our expectation is that sales of our SUSE LINUX products will increase as the market becomes more familiar with our products. In addition, we believe that our Linux initiatives provide sales opportunities for other products and, as the Linux market grows in the future, will assist and augment our existing product revenue streams and trends.

  •
  We continued to successfully cut costs. Improved profitability for the quarter and the first nine months of fiscal 2004 compared to the same periods last year was due in part to our cost reductions over the past few quarters. During the third quarter, we completed a restructuring to eliminate redundancies. Specific actions taken included reducing our work force by 65 employees, mainly in consulting, sales and product development in EMEA and the Americas. In addition, we consolidated facilities, resulting in the closure of two redundant sales offices and the disposal of related excess equipment and tenant improvements.

  •
  Our Identity Management products continued to earn praise in the marketplace. At the Linux World Conference in August 2004, Nsure, our secure management platform, was named "Best Security Solution," exteNd 5.2 won the "Best Integration Solution" and ZENworks Linux Management won "Best Systems Management Tool." Our expectation is that this kind of recognition favorably affects our sales of products and services.

  •
  We progressed with the integration of SUSE personnel, operations and technology into our business, although we expect that the benefits of a completed integration may take a year or more to realize.

  •
  Excluding the impact of foreign currency effects, NetWare revenue for the third quarter of fiscal 2004 declined by 12% compared to the same quarter of fiscal 2003. This decline impacted our results of operations for the quarter, and was mainly due to weaknesses in Germany and the United Kingdom. Excluding the impact of foreign currency effects, NetWare revenue for the first nine months of fiscal 2004 decreased by 9% as compared to an average company-wide decline of approximately 15% over the last three years. While this quarter's NetWare revenue results are disappointing, we continue to believe our Linux strategy will positively influence NetWare sales.

  •
  During the quarter, we acquired Salmon, Ltd. ("Salmon"), a privately-held information technology services and consulting firm headquartered in Watford, England. To stay competitive and grow, we evaluate on an ongoing basis the markets and potential applications for our products and services so that we can meet the technological and cost demands of existing and potential customers worldwide. Some of our customer demands will be accomplished in the future through the acquisition of companies and technologies that expand and complement the products and services that we offer our customers.

  •
  We raised $600 million through a private placement of senior convertible debt, increasing our cash, cash equivalents and short-term investments balance at July 31, 2004 to $1.1 billion from $636.1 million at April 30, 2004. This additional liquidity significantly strengthens our ability to quickly respond to market developments and business opportunities. We incurred $14.9 million of debt issuance costs in connection with this offering. We used $125 million of these proceeds to repurchase $125 million of common stock. These shares are held in treasury and are classified as treasury stock on our consolidated balance sheet.

  •
  The economy and IT markets continue to be challenging. We must respond appropriately to economic conditions in the United States and the rest of the world—both general economic conditions and economic conditions that are specific to the IT market. These conditions affect the confidence, spending ability and growth potential of our existing and potential customers and, consequently, the demand of those customers for our products and services. As a result, we are proactive in reviewing and restructuring our operations in response to changes in customer preferences and the IT market.

Results of Operations

  Revenue

        We sell our products, services, and solutions primarily to corporations, government entities, educational institutions, resellers and distributors both domestically and internationally. In the statement of operations, we categorize revenue as software licenses or maintenance and services. Software licenses includes new license sales only. Maintenance and services includes all other revenue including SUSE LINUX and upgrade protection.

        Revenues by reporting segment were as follows:

	Three Months Ended			Nine Months Ended
(dollar amounts in thousands)	July 31, 2004	July 31, 2003	Change	July 31, 2004	July 31, 2003	Change
Americas	$145,617	$135,635	7%	$397,347	$396,979	—%
EMEA	92,209	87,400	6%	279,072	257,800	8%
Asia Pacific	23,015	23,235	(1%)	65,959	62,000	6%
Celerant management consulting	43,756	36,539	20%	122,882	101,968	21%

Total net revenue	$304,597	$282,809	8%	$865,260	$818,747	6%

        We further analyze revenue by solution categories within each operating segment.

        Revenues by solution category in the Americas were as follows:

	Americas
	Three Months Ended			Nine Months Ended
(dollar amounts in thousands)	July 31, 2004	July 31, 2003	Change	July 31, 2004	July 31, 2003	Change
Identity management & web services	$13,068	$13,956	(6%)	$36,250	$38,501	(6%)
Cross platform services	93,935	81,862	15%	245,055	239,944	2%
Worldwide services	38,614	39,817	(3%)	116,042	118,534	(2%)

Total net revenue	$145,617	$135,635	7%	$397,347	$396,979	—%

        The 7% overall increase in Americas segment revenues for the third quarter of fiscal 2004 compared to the same period in fiscal 2003 is primarily due to increased revenue in our Cross Platform Services solution category. This increase is due primarily to the recognition of $13.5 million of royalty revenue related to the legal judgment against The Canopy Group, Inc. ("Canopy"). The remaining $5.0 million of the $18.5 million payment we received from Canopy was recognized as interest income.

        Excluding the Canopy revenue, Americas revenue for the third quarter and the first nine months of fiscal 2004 decreased by 3% compared to the same periods in fiscal 2003. These declines are primarily due to a 12% decline in the third quarter of fiscal 2004 and 11% decline in the first nine months of fiscal 2004 in NetWare revenues. This compares to a 6% decline in NetWare revenues for the second quarter of fiscal 2004 and a 5% decline for the first six months of fiscal 2004. These declines are offset by increases in ZENworks revenues of $3.1 million or 20% for the third quarter and $4.7 million or 10% for the first nine months of fiscal 2004 compared to the same periods in fiscal 2003, principally related to our successful release of ZENworks 6.5 during the third quarter. Revenues in Identity Management and Web Services and Worldwide Services remained relatively flat on an absolute dollar basis.

        Revenues by solution category in the EMEA segment were as follows:

	EMEA
	Three Months Ended			Nine Months Ended
(dollar amounts in thousands)	July 31, 2004	July 31, 2003	Change	July 31, 2004	July 31, 2003	Change
Identity management & web services	$10,655	$9,986	7%	$29,813	$26,876	11%
Cross platform services	50,745	48,649	4%	161,281	146,462	10%
Worldwide services	30,809	28,765	7%	87,978	84,462	4%

Total net revenue	$92,209	$87,400	6%	$279,072	$257,800	8%

        The 6% overall increase in EMEA segment revenues for the third quarter and the 8% overall increase in revenues for the first nine months of fiscal 2004 compared to the same periods in fiscal 2003 are due primarily to favorable foreign currency exchange rates which increased revenues by approximately $2 million for the third quarter and $14.3 million for the first nine months of fiscal 2004. This increase is also due to the inclusion of SUSE revenues in the Cross Platform Services solution category of $6.9 million for the third quarter and $16.2 million for the first nine months of fiscal 2004 compared to no SUSE revenue in the same periods in fiscal 2003. Also, revenues for the third quarter of fiscal 2004 increased by approximately $1.3 million due to the inclusion of Salmon revenues.

        Excluding the impact of foreign currency exchange rates, SUSE revenues and Salmon revenues, revenues for EMEA for the third quarter of fiscal 2004 decreased by 6% and revenues for the first nine months of fiscal 2004 decreased by 4% due primarily to declining NetWare revenue and lower than expected maintenance renewals in Germany and the United Kingdom.

        Revenues by solution category in the Asia Pacific segment were as follows:

	Asia Pacific
	Three Months Ended			Nine Months Ended
(dollar amounts in thousands)	July 31, 2004	July 31, 2003	Change	July 31, 2004	July 31, 2003	Change
Identity management & web services	$2,997	$2,158	39%	$7,183	$5,976	20%
Cross platform services	13,324	14,084	(5%)	38,687	36,613	6%
Worldwide services	6,694	6,993	(4%)	20,089	19,411	3%

Total net revenue	$23,015	$23,235	(1%)	$65,959	$62,000	6%

        The 1% overall decline in Asia Pacific segment revenues for the third quarter of fiscal 2004 is primarily due to decreases in NetWare revenue of $1.2 million offset by improved revenues for our ZENworks products. The 6% increase in revenues for the first nine months of fiscal 2004 compared to the same period in the prior year is due primarily to favorable foreign currency exchange rates. Revenues in Identity Management and Web Services and Worldwide Services remained relatively flat on an absolute dollar basis.

        Revenues in the Celerant management consulting segment were as follows:

	Celerant Management Consulting
	Three Months Ended			Nine Months Ended
(dollar amounts in thousands)	July 31, 2004	July 31, 2003	Change	July 31, 2004	July 31, 2003	Change
Celerant management consulting	$43,756	$36,539	20%	$122,882	$101,968	21%

        Celerant revenues for the third quarter of fiscal 2004 increased 20% compared to the same period last year due to a combination of underlying growth in the business and favorable currency exchange rates. Excluding the impact of the foreign currency exchange rates, revenue increased by 15% for the third quarter of fiscal 2004 compared to the same quarter in fiscal 2003 due to improved revenue growth in our European and U.S. businesses.

        Celerant revenues for the first nine months of fiscal 2004 increased 21% compared to the same period last year primarily due to a combination of underlying growth in the business and favorable foreign exchange currency rates. Excluding the impact of changes in foreign exchange currency rates, revenues increased by 12% for the nine months of fiscal 2004 compared to the same period in fiscal 2003. This increase is due to improved revenue growth of 12% in our Celerant European business.

Deferred revenue

        Deferred revenue represents revenue that is expected to be recognized in future periods. The majority of deferred revenue relates to maintenance contracts and subscriptions and is recognized ratably over the related periods, typically one year. At July 31, 2004, deferred revenue increased by $42 million or 14% to $337 million compared to the balance at July 31, 2003. This increase is attributable to a $12.0 million increase due to favorable foreign currency exchange rates, a $14.0 million increase due to the inclusion of SUSE deferred revenue, and the remaining increase is primarily due to advanced invoicing of maintenance contract renewals and to changes in our business mix moving towards more maintenance and subscription contracts.

Gross profit

	Three Months Ended			As a % of Revenue Three Months Ended
(dollar amounts in thousands)	July 31, 2004	July 31, 2003	Change	July 31, 2004	July 31, 2003
Software license gross profit	$53,080	$63,369	(16%)	90%	92%
Maintenance and services gross profit	147,561	111,963	32%	60%	52%
Intangible asset impairments	—	(23,569)	—	—	—%

Total gross profit	$200,641	$151,763	32%	66%	54%

	Nine Months Ended			As a % of Revenue Nine Months Ended
(dollar amounts in thousands)	July 31, 2004	July 31, 2003	Change	July 31, 2004	July 31, 2003
Software license gross profit	$157,147	$177,688	(12%)	90%	91%
Maintenance and services gross profit	402,839	327,247	23%	58%	52%
Intangible asset impairments	—	(23,569)	—	—	—%

Total gross profit	$559,986	$481,366	16%	65%	59%

        The decrease in gross profit from software licenses as a percentage of related revenue for the third quarter and for the first nine months of fiscal 2004 compared to the same periods of fiscal 2003 is primarily due to competitive pricing pressure on new license sales.

        The increase in gross profit from maintenance and services as a percentage of related revenue for the third quarter is primarily due to the recognition of $13.5 million in connection with the Canopy legal judgment during the quarter. Excluding this revenue, gross profit increased by 19% for the first nine months of fiscal 2004 compared to the same period in the prior year as a result of higher consulting billing rates and the reduction of our workforce, mainly in the Americas and EMEA.

        The $23.6 million impairment charge in the third quarter of fiscal 2003 relates to the impairment of intangible assets recorded in connection with the acquisition of SilverStream Software, Inc. in July 2002.

Operating expenses

	Three Months Ended			As a % of Revenue Three Months Ended
(dollar amounts in thousands)	July 31, 2004	July 31, 2003	Change	July 31, 2004	July 31, 2003
Sales and marketing	$90,998	$92,470	(2%)	30%	33%
Product development	49,052	48,178	2%	16%	17%
General and administrative	28,729	28,379	1%	9%	10%
Restructuring	9,250	26,350	(65%)	3%	9%
Gain on sale of long-lived assets	—	(24,934)	—	—	—

Total operating expenses	$178,029	$170,443	4%	58%	60%

	Nine Months Ended			As a % of Revenue Nine Months Ended
(dollar amounts in thousands)	July 31, 2004	July 31, 2003	Change	July 31, 2004	July 31, 2003
Sales and marketing	$266,413	$292,512	(9%)	31%	36%
Product development	151,282	139,454	8%	18%	17%
General and administrative	79,201	86,663	(9%)	9%	11%
Restructuring	13,987	35,025	(60%)	2%	4%
Gain on sale of long-lived assets	(1,977)	(24,934)	92%	—	—

Total operating expenses	$508,906	$528,720	(4%)	59%	65%

        Sales and marketing expenses, in total and as a percentage of revenue, for the third quarter and the first nine months of fiscal 2004, decreased compared to the same periods in fiscal 2003 due primarily to lower marketing spending, mainly in corporate advertising. This decline is offset somewhat by changes in foreign currency exchange rates.

        Product development costs in the third quarter and first nine months of fiscal 2004 increased compared to the same periods in fiscal 2003 due to increased research and development activity from the acquisitions of Ximian and SUSE. Product development headcount increased by 140 engineers compared to the same period in the prior year due primarily to the acquisitions of Ximian and SUSE, offset by decreases in headcount in other areas of product development.

        General and administrative expenses in the third quarter of fiscal 2004 remained relatively flat on an absolute dollar basis and as a percentage of revenue compared to the same period in fiscal 2003. General and administrative costs, in total and as a percentage of revenue, for the first nine months of fiscal 2004 declined compared to the same period in fiscal 2003 primarily due to a favorable legal development that allowed us to reduce our legal reserves by $5 million during the second quarter of fiscal 2004 and an average reduction in our workforce of 47 employees for the first nine months of fiscal 2004 as compared to the same period in fiscal 2003.

        During the second and third quarters of fiscal 2004, we recorded net pre-tax restructuring expenses of $4.7 million and $9.3 million respectively. These restructuring expenses were in response to the evolution of our business strategy of developing a competitive position in the Linux market. This strategy includes plans to support the Linux kernel in addition to the NetWare kernel, by offering our products and services that run on Linux, NetWare and other platforms. The acquisitions of Ximian and SUSE are direct results of the evolution in our business strategy. These changes were made to address market penetration for Linux and NetWare and to address NetWare revenue declines. Specific actions taken included reducing our workforce by 54 employees during the second quarter and 65 employees during the third quarter of fiscal 2004, mainly in consulting, sales and product development in EMEA and the Americas. In addition, we consolidated facilities resulting in the closure of two sales facilities and the disposal of excess equipment and tenant improvements in the United States. By reporting segment, the Americas accounted for 43.1%, EMEA accounted for 55.0% and Asia Pacific accounted for 1.9% of the total restructuring charges for the first nine months of fiscal 2004.

        During the third quarter of fiscal 2003, we recognized a gain of $24.9 million on the sale of our facility in San Jose, California.

Other income (expense), net

	Three Months Ended			Nine Months Ended
(dollar amounts in thousands)	July 31, 2004	July 31, 2003	Change	July 31, 2004	July 31, 2003	Change
Investment impairments	$(551)	$(8,040)	93%	$(2,447)	$(32,564)	92%
Investment income	8,127	3,024	169%	15,999	9,949	61%
Other	(1,394)	(66)	—	(4,518)	(1,131)	(299%)

Other income (expense), net	$6,182	$(5,082)	222%	$9,034	$(23,746)	138%

        Novell's long-term investments consist primarily of investments in venture capital partnerships and other direct investments in equity securities of privately-held securities. The decline in investment impairments during the third quarter and first nine months of fiscal 2004 is primarily the result of more stable fund valuations as compared to the same periods in fiscal 2003.

        Investment income for the third quarter and first nine months of fiscal 2004 increased compared to the same periods in fiscal 2003 due to the collection of $5 million of interest income earned in connection with the favorable legal judgment against Canopy during the third quarter of fiscal 2004.

        Other expenses, net, for the third quarter and first nine months of fiscal 2004 increased compared to the same periods in fiscal 2003 primarily due to higher foreign currency transaction losses and a slight increase in interest expense of $0.2 million related to the issuance of senior convertible debentures on July 2, 2004.

Income tax expense (benefit)

	Three Months Ended			Nine Months Ended
(dollar amounts in thousands)	July 31, 2004	July 31, 2003	Change	July 31, 2004	July 31, 2003	Change
Income tax expense (benefit)	$5,389	$(11,362)	(147%)	$16,191	$(18,200)	189%
Percentage of revenue	2%	(4%)	—	2%	(2%)	—
Effective tax (benefit) rate	19%	(48%)	—	27%	(26%)	—

        The income tax expense relates to income tax expenses incurred on foreign earnings. The effective tax rate on income for the third quarter of fiscal 2004 was 18.7% and the effective tax rate on income for the first nine months of fiscal 2004 was 26.9%. The effective tax rate for fiscal 2003 was 194.3%. The fiscal 2004 effective tax rate differed from the effective tax rate for 2003 because of the establishment of a full valuation allowance against deferred tax assets, resulting in an additional tax expense of $131 million during the fourth quarter of fiscal 2003, related principally to U.S. net operating loss carryforwards.

Preferred stock dividends

	Three Months Ended			Nine Months Ended
(dollar amounts in thousands)	July 31, 2004	July 31, 2003	Change	July 31, 2004	July 31, 2003	Change
Non-cash deemed dividend related to beneficial conversion feature of preferred stock	$—	$—	—	$(25,680)	$—	—
Preferred stock cash dividends	(189)	—	—	(291)	—	—

        On March 23, 2004, we entered into a definitive agreement with International Business Machines Corporation ("IBM") providing for an investment of $50 million by IBM in Novell. The primary terms of the investment, which were negotiated in November 2003, entailed the purchase by IBM of 1,000 shares of our Series B redeemable preferred stock that are convertible into 8 million shares of our common stock at a price of $6.25 per common share. The shares are entitled to a dividend of 2% per annum, payable quarterly in cash. Cash dividends paid during the third quarter of fiscal 2004 were $0.2 million.

        Because the fair value of our common stock of $9.46 per share on March 23, 2004 was greater than the conversion price of $6.25 per share, we recorded a one-time, non-cash deemed dividend of $25.7 million attributable to the value of the Series B preferred stock's conversion feature. This beneficial conversion feature had no impact on net income, but did reduce earnings attributable to common stockholders and thus reduced basic and diluted earnings per share by approximately $0.07 in the first nine months of fiscal 2004.

Liquidity and Capital Resources

(dollar amounts in thousands)	July 31, 2004	October 31, 2003	Change
Cash, cash equivalents and short-term investments	$1,149,387	$751,852	53%
Percent of total assets	52%	48%	—

        An overview of the significant cash flow activities for the nine months ended July 31, 2004 and July 31, 2003 is as follows:

	Nine Months Ended
(dollar amounts in thousands)	July 31, 2004	July 31, 2003
Cash provided by operating activities	$67,594	$2,010
Issuance of senior convertible debentures, net of issuance costs	585,150	—
Issuance of convertible preferred stock	50,000	—
Issuance of common stock, net	47,983	7,854
Repurchase of common stock—held in treasury	(125,000)	—
Expenditures for property, plant and equipment	(19,524)	(30,605)
Cash paid for SUSE	(200,298)	—
Cash paid for Salmon	(5,322)	—

        The 53% increase in cash, cash equivalents and short-term investments at July 31, 2004 compared to October 31, 2003 is primarily due to improved cash flows from operations of $68 million due primarily to cost reductions over the past few quarters, the issuance of senior convertible debentures in the amount of $600 million less issuance costs of $14.9 million on July 2, 2004, the issuance of $50 million of Series B preferred stock on March 23, 2004 and the net issuance of $48 million of common stock during the first nine months of fiscal 2004.

        These increases are offset by decreases in cash, cash equivalents and short-term investments of $125 million from the repurchase of common stock during the third quarter of fiscal 2004, the purchase of SUSE on January 10, 2004 for $210 million less $10 million of cash acquired and the purchase of Salmon on July 19, 2004 for $8.2 million less cash acquired of $3.1 million.

        As of July 31, 2004, we had cash, cash equivalents and other short-term investments of $291.4 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, which are subject to market risk. Our short-term investment portfolio includes gross unrealized gains and losses of $0.7 million and $1.6 million, respectively, as of July 31, 2004. We monitor our investments and record losses when a decline in the investment's market value is determined to be other than temporary.

        We also invest excess cash in long-term investments mainly consisting of investments in venture capital partnerships for the promotion of our business and strategic objectives. As of July 31, 2004, we had a carrying value of $53.2 million related to investments in various venture capital funds and had commitments to contribute an additional $37.7 million to these funds, of which we estimate approximately $5.1 million could be contributed in fiscal 2004, approximately $17.7 million in fiscal 2005, and approximately $14.9 million thereafter as requested by the fund managers. We intend to fund these investments with cash from operations and cash on hand.

        As of July 31, 2003, we have various operating leases related to facilities with remaining terms of more than one year. These leases have minimum annual lease commitments of $12 million in fiscal 2004, $25 million in fiscal 2005, $20 million in fiscal 2006, $17 million in fiscal 2007, $11 million in fiscal 2008, and $14 million thereafter. Furthermore, we have $24 million of minimum rentals to be received in the future from subleases.

        On July 2, 2004, we issued and sold $600 million aggregate principal amount of our senior convertible debentures ("debentures") due 2024. The debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2005. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 86.7905 shares of our common stock prior to July 15, 2024 if (1) the price of our common stock trades above 130% of the conversion price for a specified duration, (2) the trading price of the debentures is below a certain threshold, subject to specified exceptions, (3) the debentures have been called for redemption, or (4) specified corporate transactions have occurred. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $11.52 per share. Holders of the debentures may require us to repurchase all or a portion of their debentures on July 15, 2009, July 15, 2014 and July 15, 2019, or upon the occurrence of certain events including a change in control. The debentures can be redeemed by us for cash beginning on or after July 20, 2009.

        In connection with the issuance of the debentures, we incurred $14.9 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders can require repurchase of the debentures (July 15, 2009). Amortization expense related to the issuance costs was $0.2 million for the quarter ended July 31, 2004. In addition, cash interest expense was $0.2 million for the quarter ended July 31, 2004. We intend to use the proceeds from these debentures for general corporate purposes, including potential acquisitions.

        As of July 31, 2004, we also have $25 million of Series B preferred stock outstanding. The preferred stock is redeemable at our option, and by the holder only under certain change in control circumstances.

        Our principal source of liquidity continues to be from operations, cash on hand, and short-term investments. At July 31, 2004, our principal unused sources of liquidity consisted of cash in the amount of $574 million and short-term investments in the amount of $576 million. During the first nine months of fiscal 2004 and during fiscal 2003, we generated $68 million and $2 million, respectively, of cash flow from operations. We anticipate generating positive cash flows from operations in addition to investment income in fiscal 2004 sufficient to fund operations. Our liquidity needs are principally for financing of accounts receivable, property, plant and equipment, strategic investments, product development, and flexibility in a dynamic and competitive operating environment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of our foreign currency exchange risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at July 31, 2004.

Interest Rate Risk

        The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our strategy is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximately $2 million decrease (less than 0.5%) in the fair value of our available-for-sale securities.

Market Risk

        We also hold available-for-sale equity securities in our short-term investment portfolio. As of July 31, 2004, gross unrealized gains, before tax effect on the short-term public equity securities totaled $0.4 million. A reduction in prices of 10% of these short-term equity securities would result in approximately a $0.5 million decrease (less than 0.5%) in the fair value of our short-term investments.

        In addition, we invest in equity securities issued by privately-held companies that are included in our long-term portfolio of investments, primarily for the promotion of business and strategic objectives. These investments are generally in thinly capitalized companies in the high-technology industry sector or venture capital funds. Because of the nature of these investments, we are exposed to equity price risks. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in equity prices of long-term equity securities would result in an approximate $0.4 million decrease in the fair value of our long-term securities.

Foreign Currency Risk

        We use derivatives to hedge those net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the United States, impact our consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we do not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $7.5 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

        All of the potential changes noted above are based on sensitivity analyses performed on our financial position at July 31, 2004. Actual results may differ materially.

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

Item 1. Legal Proceedings

        The information required by this item is incorporated herein by reference to Notes K and M of our financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        The information required by this item is incorporated herein by reference to Note C and Note N of our financial statements contained in Part I, Item 1 of this Form 10-Q.

        In addition, in accordance with Item 703, we disclose the following:

Months ended	Number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced repurchase programs	Maximum dollar value of shares that may yet be repurchased under publicly announced repurchase programs
May 31, 2004	3,923	$8.98	N/A	N/A
June 30, 2004	15,198,862	$8.23	15,188,300	$0.00
July 31, 2004	70,329	$6.93	N/A	N/A

Totals	15,273,114		15,188,300	$0.00

        On June 28, 2004, we filed a Form 8-K announcing our intentions to use a portion of the proceeds from the issuance of senior convertible debentures to repurchase, on a one-time basis, $125 million of common stock (15,188,300 shares at $8.23 per share). These shares were repurchased on July 2, 2004, are held in treasury and are classified as treasury stock on our consolidated balance sheet at July 31, 2004.

        Repurchases of shares of common stock that have not been publicly announced represents forfeited shares by employees who exercised stock options to satisfy tax withholdings.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

Exhibit Number	Description
4.1	Indenture dated as of July 2, 2004 between the Registrant and Wells Fargo Bank, National Association, as Trustee.
10.1	Registration Rights Agreement dated July 2, 2004 between the Registrant and Citigroup Global Markets Inc., for itself and on behalf of certain purchasers.
31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32.1	18 U.S.C. Section 1350 Certification
32.2	18 U.S.C. Section 1350 Certification

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)
Date: September 14, 2004	By:	/s/ JOSEPH S. TIBBETTS, JR. Joseph S. Tibbetts, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)