Form 10-K
period 2004-10-31
NOVELL INC
filed 2005-01-13
CIK 758004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended October 31, 2004

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

Common Stock, par value $.10 per share

(Title of Class)

Preferred Share Purchase Rights

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     The aggregate market value of the registrant’s common stock as of April 30, 2004 held by non-affiliates as of April 30, 2004 (based on the last reported price of the Common Stock on the Nasdaq National Market System on such date) was $3,648,866,087. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes ☒    No ☐

     As of December 31, 2004 there were 378,704,093 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 14, 2005, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

NOVELL, INC.

i

NOVELL, INC.

FORM 10-K

      In addition to historical information, this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward looking statements.” The words “may,” “will,” “expects,” “plans,” “anticipates,” “believe,” “estimates,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s current expectations, speak only as the date hereof, and are subject to certain risks and uncertainties. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements contained or incorporated by reference herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements as a result of a number of factors, which include, but are not limited to, those set forth below in the section titled “Risk Factors Affecting Future Results of Operations”. We assume no obligation to update any of our forward-looking statements for any reason, except as required by law. Readers should carefully review the risk factors described in this document and in other documents that Novell files from time to time with the Securities and Exchange Commission.

PART I

Item 1.	Business

The Company

      Novell is a leading provider of information solutions, a position we have been in since 1983. We provide identity management and web services solutions and cross-platform solutions on several operating systems, including Linux, NetWare®, Windows, and Unix. All of our solutions are supported by our worldwide services, including consulting, training and technical services. Through these solutions, our customers can deliver information or system resources from diverse sources, regardless of how they are implemented and regardless of how they connect, in a secure and personalized way. We create value for our customers by reducing the cost, complexity and vulnerability of today’s information environments, allowing them to optimize the performance of the resources and assets that they employ. With approximately 6,000 employees globally, we serve customers all over the world.

      We deliver this value to our customers by developing, maintaining and delivering information solutions in the following categories:

      Identity management and web services solutions. Our identity management and web services products include applications that offer a full suite of capabilities, including the following:

•	secure authentication and authorization services;

•	single sign-on;

•	provisioning capabilities; and

•	portal and web services application infrastructure.

      We believe that customers have recognized the need to manage the access, utilization and optimization of assets through information systems that can understand, implement and administer business policies, not only

Novell annual report 2004	1

within organizations, but also between organizations and their customers and trading partners. Our web services solutions enable organizations to balance growing user demands for services and information with the organization’s demands for increased security. Through identity management and web services, customers can integrate business processes and systems, extending them within and across enterprise boundaries to interact with customers, employees, suppliers and partners. This affords organizations the opportunity to make changes to their business operations without incurring the cost of constantly changing their underlying application software. These identity-based technologies not only regulate access to information and applications, but are also increasingly becoming core components of numerous other products such as mobile phones and other digital devices. Our strategy has been to develop identity management technologies as a set of discrete services to accelerate time to value, as opposed to the use of a single monolithic application that can take years to implement and deploy.

      Cross-platform solutions. We offer two major operating system platforms, NetWare and SUSE® LINUX, in support of our cross-platform solutions. Our solutions offer an enterprise-ready, scalable approach to networking and collaboration services — including file, print, messaging, scheduling and workspace. In addition, our identity-driven, directory-based management modules allow customers to manage their computing environment from a single, central location. Our products are designed to operate within existing heterogeneous computing environments as well as to provide tools and strategies to allow easy migration between platforms to fit better with our customers’ technology plans.

      A major focus of our cross-platform solutions is to embrace and promote open source computing. Open source is a term used to describe software source code that generally allows free use, modification, and distribution of source code, subject to certain conditions. Open source software is generally built by a community of developers, many of whom are unaffiliated with each other. Corporations also fund open source projects or contribute code into open source to further assist the development efforts. We believe that a major shift toward open source software is underway as companies are more critically evaluating the cost effectiveness of their information technology (“IT”) investments, see value in having access to the source code, and are looking for ways to avoid vendor lock-in.

      We believe that we are uniquely positioned to drive the transition to greater use of open source software, as well as to benefit from this trend. Widespread adoption of Linux and open source software was initially hindered by weak technical support and a lack of applications, shortcomings that we are particularly well positioned to address. We leverage our financial stability, experience, and global support capabilities to help our customers integrate Linux and other open source software into their existing IT environments. While the flexibility and cost savings of Linux and open source have made it attractive to enterprise customers, we believe these businesses look to proprietary software vendors to provide applications, management and security. With our SUSE LINUX open source platform and our other cross-platform solutions, our customers can deploy the best of closed and open source software that many businesses find more attractive. As an example, our GroupWise® product now allows customers to collaborate seamlessly across their Windows and Linux environments. We also provide solutions allowing IT managers to centrally control Linux, NetWare and Windows systems in a consistent and straightforward way.

      Worldwide services. We provide worldwide IT consulting, training and support services to address our customers’ needs. Our worldwide IT consulting practice provides the business knowledge and technical expertise to help our customers implement and achieve maximum benefit from our products and solutions. We also offer open source and identity driven services that are focused to aid our clients in rapidly integrating applications or migrating existing platforms to Linux.

      Through our training services, we offer skills assessments, advanced technical training courses, and customized training directly and through authorized training service partners. We also offer testing and certification programs to systems administrators, engineers, salespeople, and instructors on a wide variety of technologies, including Linux. Over a decade ago, we introduced the concept of software engineer certifica-

2	Novell annual report 2004

tions. Building on this program, we introduced our Novell® Certified Linux Engineer and Novell Certified Linux Professional programs to accelerate the adoption of Linux and open source in the enterprise.

      We provide our customers with a global support structure covering proprietary and open source technical support. We deliver our technical support services through a variety of channels, including on-site dedicated resources as well as through telephone, web, e-mail, and remote systems management.

      Celerant Consulting. Celerant, a majority-owned subsidiary of Novell, provides value-based, operational strategy and implementation consulting services to a wide variety of customers mainly in Europe and the United States. Celerant specializes in improving the value derived from existing business processes by accelerating time to value and eliminating non-value creating activities.

      Novell was incorporated in Delaware on January 25, 1983. Our headquarters and principal executive offices are located at 404 Wyman Street, Suite 500, Waltham, MA 02451. Our telephone number at that address is (781) 464-8000. We also have offices located in Provo, Utah, telephone number (801) 861-7000. Our European headquarters are located in Nuremberg, Germany, telephone number (49) 911 740 53 0. We conduct primary product development activities in Provo, Utah; Waltham, Massachusetts; Cambridge, Massachusetts; Dublin, Ireland; Nuremberg, Germany; and Bangalore, India. We also contract out some product development activities to third-party developers.

      Our Annual Report, Securities and Exchange Commission (“SEC”) filings, earnings announcements, and other financial information are available on our Investor Relations website at http://www.novell.com/ir.

      We make freely available on our website at http://www.novell.com/company/shareholder/ our annual, quarterly, and current reports, including any amendments to those reports, as soon as reasonable practicable after they are filed with the SEC.

      Mailed copies of these reports can be obtained free of charge through our automated telephone access system at (800) 317-3195 or by emailing Novell’s investor relations department at irmail@novell.com.

Components of Information Solutions

      The following is a description of the core products and services that make up each of our information solution categories.

      Identity management and web services solutions.

•	Identity Manager, formerly DirXML®, is a powerful data-sharing and synchronization solution, often referred to as a meta-directory solution, which automatically distributes new and updated information across every designated application and directory on a network. This ensures that trusted e-business customers, partners, and suppliers are accessing consistent information, regardless of the applications and directories to which they have access.

•	eDirectoryTM is a full-service, platform-independent directory that significantly simplifies the complexities of managing users and resources in a mixed Linux, NetWare, UNIX, and Windows environment. It is a secure, scalable, cross-platform directory service that allows organizations to centrally store and manage information across all networks and operating systems and leverage existing IT investments.

•	BorderManager® is a suite of network services used to connect a network securely to the Internet or any other network, allowing outside access to intranets and user access to the Internet.

•	iChain® is an identity-based security solution that controls access across technical and organizational boundaries to applications, the Web, and network resources. iChain separates security from individual applications and Web servers, enabling single-point, policy-based management of authentication and access privileges throughout the Internet.

Novell annual report 2004	3

•	exteNdTM is a comprehensive suite for the rapid development and deployment of web services. Customers can powerfully combine identity, integration, and portal services to securely deliver relevant business information, at the appropriate time, to the right people.

•	SecureLogin is a directory-integrated authentication solution that delivers reliable, single sign-on access across multi-platform networks, simplifying password management by eliminating the need for users to remember more than one password.

      Cross-platform solutions.

•	NetWare is our proprietary operating system platform that offers secure continuous access to core network resources such as files, printers, directories, e-mail and databases seamlessly across all types of networks, storage platforms and client desktops.

•	ZENworks® (Zero Effort Networking) management products protect the integrity of networks by centralizing, automating, and simplifying every aspect of network management, from distributing vital information across the enterprise to maintaining consistent policies on desktops, servers, and devices on Linux, NetWare, and Windows environments.

•	GroupWise collaboration products offer traditional and mobile users solutions for communication over intranets, extranets and the Internet.

•	SUSE LINUX Enterprise Server is an enterprise-class, open source server operating system for professional deployment in heterogeneous IT environments of all sizes and sectors. This operating system integrates all server services relevant in Linux and constitutes a stable and secure platform for the cost-efficient operation of IT environments.

•	SUSE LINUX Professional is an open source product that combines a fast, secure operating system with over 1,000 open source applications. It is ideal for new Linux users as well as technical enthusiasts, and it is principally sold through the retail channel.

•	Novell Linux Desktop, released in November 2004, is a business desktop product that brings together the Linux operating environment with a complete set of office applications. Among the more significant business applications, it includes OpenOffice (a word processor, spreadsheet, and presentation suite), Mozilla’s Firefox browser, and Novell EvolutionTM, a collaboration client for Linux.

      Worldwide Services.

•	Consulting services: We provide technical expertise to deliver world-class solutions, based on an innovative approach focused on solving our customers’ business problems. We deliver services ranging from discovery workshops to strategy projects to solution implementations, all using a consistent, well-defined methodology. Our consulting approach is based on a strong commitment to open standards, interoperability, and the right blend of technology from Novell and other leading vendors.

•	Technical Support: We provide phone-based, web-based, and onsite technical support for our proprietary and open source products through our Premium Support program. Premium Support provides customers with the flexibility to select the appropriate level of technical support services, which may include stated response times, around-the-clock support, service account management, and dedicated resources, such as Novell’s most experienced engineers. The Dedicated Support Engineer, Primary Support Engineer, and Account Management programs allow customers to build an ongoing support relationship with Novell at an appropriate level for their needs. We have committed a significant amount of technical support resources to the Linux open source platform. We also offer a full array of remote monitoring services and managed services. These services help customers increase system uptime, leveraging our experts to monitor and maintain the technologies our customers have employed.

4	Novell annual report 2004

•	Technical Support Alliance (“TSANet”): TSANet is an industry organization that enables world wide seamless collaborative support for multi-vendor support issues. TSANet was originally organized in 1993, with Novell being instrumental in the formation and charter of the organization. Membership today consists of more than one hundred software and hardware companies, including industry leaders such as EMC Corporation (“EMC”), Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Microsoft Corporation (“Microsoft”), Novell, Sun Microsystems, Inc. (“Sun”), Unisys Corporation, and Veritas Software Corporation (“Veritas”). We are an active member of TSANet worldwide, with representation on both the North American Board of Trustees and the European Board of Directors. We were also a major supporter in the creation of the TSANet Linux Community and are a sponsor member of that community when it was announced in August 2004.

•	Training Services: We accelerate the adoption of and enable the effective use of Novell products and solutions through the delivery of timely and relevant instructor-led and technology-based training course. Programs are delivered directly to customers and through our global channel of authorized Novell training partners. Our courses provide customers with a thorough understanding of the implementation, configuration, and administration of various Novell products and solutions. Additionally, we offer a consultative Technical Skills Assessment that provides client’s with an evaluation of their proficiencies and their knowledge gaps. Through our training services, we also provide Advanced Technical Training at an engineering level to customers on a global basis.

•	Certified Novell EngineerSM (“CNE”) Program: Through the long-standing CNE® program, we are strengthening the networking industry’s self-support capability. CNE certificate holders are individuals who have received in-depth training and information and passed a comprehensive test validating their ability to proficiently administer both Novell and other networks.

•	Certified Linux Professional (“CLP”) Program: Announced in September of 2004, the CLP program represents the cornerstone of our commitment to providing training and certification options for our clients and partners who require credentials and validation of competency on our SUSE LINUX Enterprise Server platform.

•	Certified Linux Engineer (“CLE”) Program: Announced in March 2003, the CLE program represents the cornerstone of Novell’s commitment to providing training and certification options for client and partners requiring credentials and validation of competency on both Linux and Novell Services for Linux technologies.

Strategy

      Our mission is to reduce the cost, complexity and vulnerability of our customers’ information environments, allowing them to optimize the performance of their resources and assets. We pursue this mission through five key strategies that address the following:

•	our products and services;

•	our professional services;

•	our partnerships;

•	multi-channel delivery; and

•	continued development of our personnel.

Novell annual report 2004	5

      First, our product and services strategy focuses on two specific areas that represent the greatest challenges faced by IT executives today:

•	Our strategy has been to develop identity-based technologies as a set of standards-based, discrete services, as opposed to a monolithic application dependent upon the use of proprietary underlying technologies. Our goal is to use identity services offerings as a foundation for establishing long-term strategic relationships with key customers.

•	Our innovative, open standards-based products are easy to deploy, simple to operate, reliable and scalable, enabling IT executives to create more robust computing environments with reduced IT budgets. A key tenet of our strategy is to embrace the open source movement, specifically through the distribution of SUSE LINUX and open source applications. We provide services on Linux from the desktop to the server to the mainframe. Our plan is to continue to use our significant engineering and support resources to encourage customers to adopt Linux, giving them the freedom of choice Linux provides without the anxiety over whether an open source solution can truly be relied upon for mission critical functions. In addition to distributing SUSE LINUX, our Open Enterprise Server product, due to be released in the second quarter of fiscal 2005, will give customers the opportunity to choose between a NetWare environment or a Linux environment, providing customers a cost effective, secure, reliable, and supported means to migrate to Linux and open source solutions, at the customer’s option, while maintaining all of the NetWare functionality to which they have become accustomed. Our goal is that by providing a migration strategy, we will retain traditional NetWare customers and gain new customers who are looking for the additional benefits that open source offers.

      Second, our professional services are based on understanding the complexities our customers face in the information economy and the way our products best enable success in our customers’ environments. Our strategy is to focus our consulting and training expertise on identity-driven solutions and open source software adoption, and to provide a full range of support services for all proprietary and open source products offered by us.

      Third, we partner with the industry’s leading independent software vendors, systems integrators, and original equipment manufacturers to enhance the value delivered to customers. Some of our recent growth stems from a select set of alliances. We expect to continue to pursue building these alliances as well as develop other business channels. This extends our market reach and enables us to provide full solutions to our customers.

      Fourth, we deliver solutions through a multi-channel strategy, serving large organizations directly or with systems integration partners and serving small and medium organizations through our channel partners. We have reengaged and renewed our business partner and channel relationships, giving us a greater presence in the marketplace while lowering our distribution costs. To maximize our reach while ensuring the highest quality of service to our customers, we provide our channel partners complete access to all of our tools, training and methodologies.

      Fifth, we will continue to take advantage of innovation in our offerings, in our business practices and in our go-to-market strategy. We strive to leverage all of our core competencies and product sets: operating systems, resource management, identity management, application development, collaboration, cross-platform interoperability, and heterogeneous environments. The continuous updating of our employees’ skills remains a priority so that customers receive the best possible value. Where appropriate, we also intend to augment our offerings and delivery capabilities through acquisitions.

      Taken together, we believe the success of these key strategies will provide lasting benefits to our customers and stockholders alike.

      Our strategy for our Celerant consulting business is to remain focused on delivering measurable and sustainable value to clients with a unique value-based pricing proposition. We will continue to build on our

6	Novell annual report 2004

extensive experience and strong relationships in the chemicals, energy, manufacturing, telecommunications, and process industries. We have expertise in the pharmaceuticals, retail, and utilities industries, among others, on which we intend to build.

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

      Our business partner strategy is based on having a single partner program with a goal of providing consistent interactions with Novell. This approach creates an environment where a single business plan is created, including technology enablement, certification, joint marketing, and sales initiatives. To ensure partner efficiency, we are building a partner ecosystem that combines our knowledge, services and solutions with that of our partners’ to provide customers the ability to adapt to, and profit from, the opportunities open source brings to businesses.

      Partnership engagements help expand our market leverage increasing revenue and enhancing exposure to customers. A partial list of our strategic partnerships includes: IBM, HP, Dell, Inc. (“Dell”), Intel Corporation, Oracle Corporation, SAP AG, Advanced Micro Devices, Inc., Veritas, Computer Associates International, Inc. (“Computer Associates”), EMC, and Adobe Systems, Inc. These partners have all joined the Novell PartnerNet® Program and gain value through participating in different partner tracks. Solution providers gain access to various marketing campaigns and programs that help drive sales volumes. Technology partners receive solution developer deliverables and services that ensure successful enablement of their technology with our technology. We instruct our training partners so that they are able to in turn train our customers.

Principal Markets, Segment and Geographic Information

      We sell our products, services, and solutions directly through our sales force and indirectly through resellers and distributors to corporations, government entities, and educational institutions both domestically and internationally.

      Our Chief Executive Officer and Worldwide Management Committee manage the overall growth and performance of the company in terms of the following segments:

•	North America — this geographic segment includes the United States and Canada.

•	EMEA — this geographic segment includes Eastern and Western Europe, the Middle East and Africa.

•	Asia Pacific — this geographic segment includes China, Southeast Asia, Australia, New Zealand and India.

•	Latin America — this geographic segment includes Mexico, Central America, South America and the Caribbean.

•	Japan — this geographic segment is a majority-owned joint venture between Novell and several other companies.

•	Celerant consulting — this segment provides operational strategy and implementation consulting services to a variety of customers mainly in Europe and the United States.

      All geographic segments sell our software and services. Celerant consulting offers management consulting services.

Novell annual report 2004	7

      Segment disclosures and geographical information for fiscal years 2004, 2003, and 2002 are presented in Part II, Item 8, Note W of the notes to the consolidated financial statements of this report, which is incorporated by reference into this Part I, Item 1. As our strategy continues to evolve, the way in which management views financial information to best evaluate performance and operating results may also change.

Acquisitions

      On July 19, 2004, we acquired Salmon Ltd. (“Salmon”), a privately-held information technology services and consulting firm headquartered in Watford, England. The acquisition of Salmon enables us to expand our range of IT consulting services offered in the United Kingdom.

      On January 12, 2004, we acquired SUSE LINUX AG (“SUSE”), a privately-held company and leading distributor of commercial Linux for enterprise servers. The acquisition of SUSE has expanded our ability to support and distribute a complete package of Linux solutions and provides us the ability to offer the most complete vertically-integrated set of open source infrastructure applications available.

      On August 4, 2003, we acquired Ximian, Inc. (“Ximian”), a privately-held company and provider of desktop and server solutions that enable enterprise Linux adoption. The acquisition of Ximian expanded our ability to support Linux solutions, providing us with Linux desktop, groupware and management technologies. Through this acquisition, along with the SUSE acquisition, we have brought leaders in the open source community together with a strong core of Linux developers at Novell.

Product Development

      Product development activities are conducted throughout the world to develop, translate and test products that meet the needs of our customers. Our commitment to deliver world-class products that simplify, secure, and accelerate business solutions means continued investment in product development. As a result of our focus on the Linux operating system, our product development activities have expanded and now include technology developed by the open source community.

      Our product development engineers work as a part of open source development teams across the world. This involvement ensures our role in leading technical advances, developing new features and having input over timing of releases, as well as other information related to the development of the Linux kernel and other open source projects. Product development expenses for the fiscal years 2004, 2003, and 2002 are discussed in Part II, Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference into this Part I, Item 1.

Sales and Marketing

      We sell our business solutions via our channel market model, which we call our Clear Channel model, with value added partners such as demand agents, vertical markets resellers, systems integrator distributors, and OEMs who meet our criteria, as well as selling directly to named enterprise customers. In addition, we conduct sales and marketing activities and provide technical support, training, and field service to our customers from our 29 U.S. and 78 international sales offices.

      Distributors. We have established a network of independent distributors who sell our products to resellers, dealers, VARs (value added resellers), and computer retail outlets. As of October 31, 2004, there were four U.S. distributors and approximately 123 international distributors.

      VARs and Systems Integrators. We also sell directly to VARs and systems integrators who provide solutions across multiple vertical market segments and whose volume of purchases warrants buying directly from us.

8	Novell annual report 2004

      OEMs/ Independent Hardware Vendors (“IHVs”)/ Independent Software Vendors (“ISVs”). We license subsets of products to domestic and international OEMs/ IHVs/ ISVs for integration with their products and/or solutions.

      End-User Customers. We have assembled worldwide field resources to work directly with enterprise end users and have engaged in license agreements with over 5,000 customers to date. Additionally, product upgrades and software maintenance are sold directly to end-users. Customers can also purchase products and services under license agreements through partners or resellers in or near their geographic locations.

      Marketing Strategy. The goals of our marketing strategy are to contribute to our strategic decision-making through in-depth understanding of market trends, customer needs, preferences, and buying patterns; to build our market image; and to increase our revenue and market share in chosen target markets. We feel that today’s focus on streamlining operations and cost reduction has resulted in an increase in Chief Information Officer (“CIO”) importance and control. Our primary marketing audience is the CIO and other senior corporate executives, with additional audiences being the IT applications development staff and the IT operations staff.

      Marketing Initiatives. Our marketing activities are varied and tightly focused. To more closely align our offerings with customer needs, we have created a customer council and have more closely integrated the operations of marketing and product management. We have enhanced our Internet site to improve communication of our value strategy. The events that we sponsor are tightly focused and leverage our resources. Twice annually, Novell conducts BrainShare® Conferences in North America and Europe to inform and educate customers, partners, developers, and the press and analyst community about our product and solution strategy and offerings. In addition, we have other ongoing activities such as distribution of sales literature, press releases, periodic product announcements, support of Novell user groups, publication of technical and other articles in the trade press, and participation in industry seminars, conferences, and trade shows. These activities are all designed to educate the market about our products and services.

      International Revenue. In fiscal 2004, 2003, and 2002, approximately 56%, 54%, and 49%, respectively, of our revenue was generated from customers outside the U.S. Approximately 32% of our total revenue in fiscal 2004 was invoiced by us in U.S. dollars outside of the U.S. Local currency invoicing includes a significant portion of invoices generated in our Irish shared service center, as well as other international local office billings. No one foreign country accounted for more than 10% of revenue in any period based on revenue classified by location of the end-user customers. For information regarding risk related to foreign operations, see Part II, Item 7, “Factors Affecting Future Results of Operations,” which information is incorporated by reference into this Part I, Item 1.

Major Customers

      None of our customers accounted for more than 10% of our revenue in fiscal year 2004, 2003, or 2002.

Manufacturing Suppliers

      Our physical products, which consist primarily of compact discs and manuals, are duplicated by outside vendors. Multiple high-volume manufacturers are available and we do not rely on a single provider for our raw materials, nor have we encountered problems with our existing manufacturing suppliers.

Backlog

      Lead times for our products are relatively short. Consequently, we do not believe that backlog is a reliable indicator of future revenue or earnings. Our practice is to ship products promptly upon the receipt of purchase orders from our customers and, therefore, backlog is not significant.

Novell annual report 2004	9

Competition

Geographic segments

      The market for identity management and web services solutions and cross-platform solutions is highly competitive and subject to rapid technological change. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that competitive factors common to all of our geographic segments include the following:

•	the ability to preserve our legacy customer base;

•	our ability to sell both products and services as part of an overall solution;

•	the timing and market acceptance of new solutions developed by us and our competitors;

•	brand and product awareness;

•	the performance, reliability, and security of our products;

•	the completeness of our suite of product and solutions offerings;

•	our ability to establish and maintain key strategic relationships with distributors, resellers, independent software vendors, and other partners; and

•	the pricing of our products and services and the pricing strategies of our competitors.

      Competitors of our identity management and web services solutions and cross-platform solutions include Microsoft, IBM, Sun, HP, Altiris, Inc., Computer Associates and Red Hat, Inc. Competitors of our worldwide services group include IBM, Accenture Ltd. (“Accenture”), HP, Computer Services Corporation (“CSC”) and Capgemini Group (“Capgemini”).

      One pervasive factor facing us and all companies doing business in our industry is the presence — and dominance — of Microsoft. In a decision upheld by a federal appellate court, Microsoft was found to have violated Section 2 of the Sherman Act by unlawfully acting to maintain its monopoly over desktop operating systems. And in a decision by the European Commission in 2004, now on appeal, the EC found Microsoft in violation of Article 82 of the EC Treaty for refusal to supply critical interoperability information to its competitors, including Novell. We remain concerned, however, that Microsoft may continue to engage in business practices that unfairly inhibit the growth of its competitors, including Novell, and that the settlement of the litigation between the Department of Justice and Microsoft and the decision in the EC will not significantly affect Microsoft’s practices.

Celerant consulting segment

      The key competitive factors faced by the Celerant segment are attracting and retaining the highest quality consultants; increasing the depth of our skills and expertise; broadening our consulting capabilities; and having expertise in key functional areas. The market for management consulting services is highly competitive due to the existence of various large consulting firms. Many of these companies have greater financial, technical and marketing resources and greater name recognition in the management consulting area, which could inhibit our ability to grow our consulting business. Additionally, the worldwide marketplace for management consulting services is highly fragmented. In different regions of the world, there may be multiple competitors, many with niche consultancies. Examples of these various competitors include: A.T. Kearney, Inc., McKinsey & Co., IBM Global Services, Capgemini, and The Management Consulting Group PLC.

Copyright, Licenses, Patents, and Trademarks

      We rely on copyright, patent, trade secret, and trademark law, as well as provisions in our license, distribution, and other agreements to protect our intellectual property rights. Our portfolio of patents,

10	Novell annual report 2004

copyrights, and trademarks as a whole is material to our business; but no individual piece of intellectual property is critical to our business. We have been issued what we consider to be valuable patents and have numerous other patents pending. No assurance can be given that the pending patents will be issued or, if issued, will provide protection for our competitive position. Notwithstanding our efforts to protect our intellectual property through contractual measures, unauthorized parties may still attempt to violate our intellectual property rights.

      Our business now includes a mix of proprietary offerings and offerings based on open source technologies. With respect to proprietary offerings, we perform the majority of our development efforts internally, but we also acquire and license technologies from third parties; no one license is critical to our business. Our open source offerings are primarily comprised of open source components developed by independent third parties over whom we exercise no control; the collective licenses to those open source technologies are critical to our business. If we are unable to maintain licenses to third party materials, our distribution of relevant offerings may be delayed until we are able to develop, license, or acquire replacement technologies. Such a delay could have a material adverse impact on our business.

      The software industry is characterized by frequent litigation regarding patent, copyright and other intellectual property rights and trends suggest that this may increase. We have from time to time had infringement claims asserted by third parties against us and our products. While there are no known pending or threatened claims against us for which we expect to have an unsatisfactory resolution that would have a material adverse effect on our results of operations and financial condition, there can be no assurance that such claims will not be asserted, or, if asserted, will be resolved in a satisfactory manner. In addition, there can be no assurance that third-parties will not assert other claims against us with respect to any third-party technology. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

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

Seasonality

      All five geographic segments of our business often experience a higher volume of revenue at the end of each quarter and during the fourth quarter of our fiscal year due to the spending cycles of our customers and the negotiation patterns typical in the software industry. Celerant consulting often experiences a lower volume of revenue during the fourth fiscal quarter as a large portion of its revenue is derived in Europe where many take summer holidays in August.

Employees

      As of December 31, 2004, we had 6,186 permanent and temporary employees. The functional distribution of our employees was: sales and marketing — 1,371; product development — 1,620; general and administrative — 846; and service, consulting, training, and operations — 2,349. Of these, 2,895 employees are in locations outside the U.S. All of our U.S. personnel are based at our facilities in Utah, Massachusetts, California, and various U.S. field offices. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Novell annual report 2004	11

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

Executive Officers

      Set forth below are the names, ages, and titles of the persons currently serving as our executive officers.

Name	Age	Position

Jack L. Messman	64	Chairman of the Board, President and Chief Executive Officer
Joseph S. Tibbetts, Jr.	52	Senior Vice President, Chief Financial Officer
Alan J. Friedman	57	Senior Vice President, People
Joseph A. LaSala, Jr.	50	Senior Vice President, General Counsel and Secretary
Ronald W. Hovsepian	43	President, Novell North America
Richard Seibt	52	President, Novell Europe, Middle East, Africa

Jack L. Messman

      Jack L. Messman became President and Chief Executive Officer of Novell in July 2001 in connection with Novell’s acquisition of Cambridge Technology Partners, Inc. (“Cambridge”) and was appointed Chairman of the Board of Directors in November 2001. He has been a director of Novell since 1985. From August 1999 to July 2001, Mr. Messman was President and Chief Executive Officer of Cambridge. Mr. Messman was the Chief Executive Officer of Union Pacific Resources Group Inc. (“UPR”), an oil and gas company, from 1991 to August 1999 and its Chairman from 1996 to August 1999. Mr. Messman is also a director of Safeguard Scientifics, Inc., RadioShack Corporation, and Timminco, Ltd.

Joseph S. Tibbetts, Jr.

      Joseph S. Tibbetts, Jr. joined Novell in February 2003 as Senior Vice President and Chief Financial Officer. Mr. Tibbetts served as a member of Novell’s Board of Directors from November 2002 until February 4, 2003, at which time he resigned from the Board to join our management team. Mr. Tibbetts served as a General Partner of Charles River Ventures, a venture capital firm, from March 2000 to June 2002. Prior to that, Mr. Tibbetts served as the Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer of Lightbridge, Inc., a firm focusing on customer relationship management solutions for the telecommunications industry, from May 1998 to February 2000. Prior to that, Mr. Tibbetts served as Vice President, Finance and Administration, Chief Financial Officer and Treasurer of SeaChange International, Inc., a developer and manufacturer of digital server systems for the television industry, from June 1996 to March 1998. Before then, Mr. Tibbetts spent 20 years at Price Waterhouse LLP (now PricewaterhouseCoopers) where he was an audit partner for ten years and led the firm’s national software practice.

Alan J. Friedman

      Alan J. Friedman became Senior Vice President, People of Novell in July 2001 in connection with Novell’s acquisition of Cambridge. Mr. Friedman served as Cambridge’s Senior Vice President of Human Resources, Enterprises Learning and Knowledge Management from January 2000 to July 2001, and had joined Cambridge in December 1999 as Vice President of Learning and Knowledge Management. Prior to joining Cambridge, Mr. Friedman was Senior Vice President of Human Resources for Arthur D. Little, Inc., a consulting firm, from June 1993 to December 1999.

12	Novell annual report 2004

Joseph A. LaSala, Jr.

      Joseph A. LaSala, Jr. became Senior Vice President, General Counsel and Secretary of Novell in July 2001 in connection with Novell’s acquisition of Cambridge. From March 2000 to July 2001, Mr. LaSala served as Senior Vice President, General Counsel and Secretary of Cambridge. Prior to joining Cambridge, Mr. LaSala served as Vice President, General Counsel and Secretary of UPR. from January 1996 to March 2000. Mr. LaSala is a member of the board of directors of Buckeye Pipe Line Company, the general partner of Buckeye Partners, L.P.

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

Richard Seibt

      Richard Seibt joined Novell in January 2004 in connection with our acquisition of SUSE LINUX AG (“SUSE”), where he served as Chief Executive Officer since he joined in January 2003. Mr. Seibt became President, Novell EMEA in February 2004. Prior to joining SUSE, Mr. Seibt served as Executive Board Member of United Internet AG, an Internet service provider, from September 1998 to December 2002. Prior to that, Mr. Seibt served in a number of positions with IBM, most recently serving as General Manager of the OS/ 2 Business Unit, Vice President Software Sales and Marketing North America and Managing Director IBM Germany.

Item 2.	Properties

      In the U.S., we own approximately 872,000 square feet and occupy approximately 834,000 square feet of office space on 46 acres in Provo, Utah, which is used for administrative offices and functions as our primary product development center. We lease and occupy approximately 105,000 square-feet of office space in Waltham, Massachusetts, which is the location of our corporate headquarters and principal executive offices and is also used for product development. We lease approximately 177,000 square-feet of office building in Cambridge, Massachusetts, of which we occupy approximately 23,000 square feet, sublease approximately 133,000 square-feet and approximately 22,000 square feet is vacant. We assumed the lease of a 100,000 square foot facility in Billerica, Massachusetts, in conjunction with the acquisition of SilverStream Software Inc. (“SilverStream”). This facility is currently unoccupied. We lease sales and support offices in California, Colorado, Connecticut, Florida, Georgia, Illinois, Massachusetts, Michigan, Minnesota, Missouri, New York, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, and Washington.

      Internationally, we own an 85,000 square-foot office building in Bracknell, United Kingdom, a 42,000 square-foot building in the Netherlands, and an 18,000 square-foot building in Johannesburg, South Africa, all of which are used for sales and administrative offices. We lease and occupy a 21,000 square-foot facility in Dublin, Ireland, which is used as a shared services center and for product localization, a 29,000 square-foot facility in Richmond, United Kingdom, 11,000 square feet of which is used as headquarters and administrative offices for our Celerant subsidiary, and an 80,000 square-foot facility in Bangalore, India,

Novell annual report 2004	13

which is used as a product development center. In conjunction with the SUSE acquisition, we assumed the leases of various facilities in Germany totaling 110,000 square feet.

      We have subsidiaries in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Colombia, Czech Republic, Denmark, Finland, France, Germany, India, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, Mexico, Netherlands, New Zealand, Norway, Philippines, Portugal, Puerto Rico, Singapore, Spain, Sweden, Switzerland, Thailand, Taiwan, United Kingdom, and Venezuela, each of which leases a small facility used as sales and support offices.

      The terms of the above leases vary from month-to-month to up to 20 years. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon favorable terms.

Item 3.	Legal Proceedings

      In November 2004, we filed suit against Microsoft in the U.S. District Court, District of Utah. We seek to be awarded treble damages in an amount to be determined at trial based on claims that Microsoft eliminated competition in the office productivity software market during the time that we owned the WordPerfect word-processing application and the Quattro Pro spreadsheet application. Among other claims, we alleged that Microsoft withheld certain critical technical information about Windows from us, thereby impairing our ability to develop new versions of WordPerfect and other Novell office productivity applications. The complaint also alleges that Microsoft integrated certain technologies into Windows designed to exclude WordPerfect and other Novell applications from relevant markets. In addition, we alleged that Microsoft used its monopoly power to prevent OEM’s from offering WordPerfect and other applications to customers. On January 7, 2005, Microsoft filed a motion to dismiss the complaint. We will vigorously oppose the motion to dismiss. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

      In May 2004, we received $18.5 million from The Canopy Group, Inc. (“Canopy”) in satisfaction of a judgment against Canopy. The judgment arose out of a collection action filed by us against Canopy, wherein we sought to recover a royalty payment due under a licensing agreement and arising out of a settlement payment from a third party to Canopy. In connection with this payment, we recognized revenue of $13.5 million and interest income of $5 million during the quarter ended July 31, 2004.

      In January 2004, the SCO Group, Inc. (“SCO”) filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. We removed the claim to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare have harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. The District Court dismissed the original complaint, but allowed SCO an opportunity to file an amended complaint, which SCO did in July 2004. As with the original complaint, SCO is again seeking to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights and to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights and to pay actual, special and punitive damages in an amount to be proven at trial. We have again sought to dismiss SCO’s amended complaint and ultimately believe that we have meritorious defenses to these claims even if our Motion to Dismiss is denied. Accordingly, we intend to vigorously defend ourselves in this suit. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

      SilverStream which we acquired in July 2002, and several of its former officers and directors, as well as the underwriters who handled SilverStream’s two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased

14	Novell annual report 2004

shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Act, as amended and the Securities Exchange Act of 1934, as amended. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of these issuers, including SilverStream’s. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court. A Consolidated Amended Complaint with respect to all of these companies was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. While we believe that SilverStream and its former officers and directors have meritorious defenses to the claims, a Memorandum of Understanding has been reached between many of the defendants and the plaintiffs, which contemplate a settlement of the claims. The settlement, however, has not been finalized. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

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

      We evaluate the adequacy of our legal reserves on a quarterly basis. During fiscal 2004, we recorded a reduction of $5 million in legal reserves relating to favorable developments in then current litigation matters and a reduction of $4 million due to a one-time adjustment to the legal reserve. We are currently party to various legal proceedings and claims including former employees, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Novell annual report 2004	15

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities

      Novell’s common stock trades in the Nasdaq National Market under the symbol “NOVL.” The following chart sets forth the high and low sales prices of our common stock during each quarter of the last two fiscal years:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2004
High	$12.93	$14.24	$10.98	$7.45
Low	$5.64	$9.31	$6.32	$5.62
Fiscal 2003
High	$3.98	$3.29	$3.85	$6.35
Low	$2.63	$2.15	$2.72	$3.46

      No dividends have been declared on our common stock. We have no current plans to pay dividends on our common stock, and intend to retain our earnings for use in our business. There were 8,566 stockholders of record at December 31, 2004.

Repurchases of Common Stock

Maximum Dollar Value of
			Total Number of Shares	Shares That May Yet Be
	Number of	Average	Purchased Under Publicly	Repurchased Under Publicly
	Shares	Price Paid	Announced Repurchase	Announced Repurchase
Month Ended	Purchased(1)	per Share	Programs	Programs

August 31, 2004	—	—	N/A	N/A
September 30, 2004	—	—	N/A	N/A
October 31, 2004	387	$6.31	N/A	N/A

Totals	387		N/A	N/A

      On June 28, 2004, we filed a Form 8-K announcing our intention to use a portion of the proceeds from the issuance of senior convertible debentures to repurchase, on a one-time basis, $125 million of common stock (15,188,300 shares at $8.23 per share). These shares were repurchased on July 2, 2004, are held in treasury and are classified as treasury stock on our consolidated balance sheet at July 31, 2004.

      (1) Repurchases of shares of common stock that have not been publicly announced represent forfeited shares by employees to satisfy tax withholdings relating to vesting of restricted stock or payment of shares from the deferred compensation plan.

16	Novell annual report 2004

Item 6.	Selected Financial Data

	Fiscal Year Ended

	October 31,	October 31,	October 31,	October 31,	October 31,
	2004	2003	2002	2001	2000

	(Amounts in thousands, except per share data)
Statement of operations
Revenue	$1,165,917	$1,105,496	$1,134,320	$1,050,796	$1,161,735
Gross profit	750,238	666,778	684,902	712,162	834,337
Income (loss) from operations	65,692	(27,822)	(68,125)	(120,813)	(31,582)
Income (loss) before taxes	74,974	(55,010)	(92,225)	(276,766)	70,672
Income tax expense (benefit)	17,786	106,894	10,896	(14,944)	21,202
Net income (loss) before accounting change	57,188	(161,904)	(103,121)	(261,822)	49,470
Cumulative effect of accounting change, net of tax(a)	—	—	(143,702)	(11,048)	—
Net income (loss)	57,188	(161,904)	(246,823)	(272,870)	49,470
Net income (loss) available to common stockholders	$31,092	$(161,904)	$(246,823)	$(272,870)	$49,470
Net income (loss) per common share, basic and diluted	$0.08	$(0.44)	$(0.68)	$(0.82)	$0.15
Balance sheet
Cash, cash equivalents and short-term investments	$1,211,467	$751,852	$635,858	$705,243	$698,193
Working capital	842,120	404,095	328,031	416,463	552,281
Total assets	2,291,548	1,567,653	1,665,065	1,904,006	1,712,346
Senior convertible debentures	600,000	—	—	—	—
Redeemable preferred stock	25,000	—	—	—	—
Stockholders’ equity	$963,364	$934,470	$1,065,542	$1,270,667	$1,245,085

(a)	In fiscal 2001 we changed our method of accounting for revenue related to product sales to distribution channel partners from recognizing the revenue upon shipment to the distribution partner to recognizing such revenue upon the sale by the distribution partner to the end user.

In fiscal 2002 we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” resulting in a transitional goodwill impairment loss.

See the Management’s Discussion and Analysis of Financial Condition and Results of Operations section for a discussion of data comparisons.

Novell annual report 2004	17

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The strategic focus of our business is to deliver to our customers identity management and web services solutions and cross-platform solutions, supported by services solutions that complement our products. Important factors in evaluating our 2004 fiscal year results include the state of the global economy and IT markets and our progress in implementing key initiatives. These initiatives include:

•	reducing the rate of revenue decline in our legacy NetWare business;

•	increasing revenue from our Linux and identity management businesses; and

•	increasing sales of other products and services, including consulting services.

      Our initiatives and their implementation involve risks and challenges. The following addresses our progress with these initiatives and their implementation during fiscal 2004, as well as the risks and challenges we believe we face over the next year.

      One of our most important strategies is to embrace the open source movement, specifically the Linux operating system, and to develop a competitive position in the Linux market. This strategy includes supporting the Linux operating system in addition to the NetWare operating system by offering Novell products and services that run on both Linux and NetWare platforms. Our acquisitions of Ximian and SUSE, as well as restructurings in this and the prior fiscal year, are direct results of this strategy. These acquisitions in particular enable us to offer a full range of enterprise solutions on the Linux platform, from the desktop to the server to the mainframe. We have completed the integration of Ximian and have made significant progress with the integration of SUSE personnel, operations and technology into our business. We expect that the benefits of the completed SUSE integration will not be fully realized until mid-fiscal 2005. Our key open source and Linux goals include the following:

•	We need to successfully address the concerns of our NetWare installed base in order to eliminate historic revenue declines by providing a well articulated technology roadmap that is applicable for their businesses. The installed base is an important source of cash flow and an opportunity for us to sell more products. Excluding the impact of foreign currency effects, NetWare revenue for fiscal 2004 declined by 10% from fiscal 2003. It is our goal that the release of our Open Enterprise Server (“OES”) product, which will include both the SUSE Linux Enterprise Server (“SLES”) 9 and NetWare operating systems, will keep customers with Novell. OES is designed as a platform to allow our installed base to easily transition from NetWare to Linux, should they choose to migrate. Our intention is that by providing customers with a clear migration path to our Linux products, we mitigate the risk that customers may defect.

•	We released SLES 9 during fiscal 2004, which we believe to be a major milestone in enabling enterprise Linux computing. We shipped approximately 40,000 SLES 9 units (including 12,000 to a single customer) during fiscal 2004 and 3,800 units of SLES 8 from the date of our acquisition of SUSE to the release of SLES 9. We also signed Linux-related enterprise-wide agreements with three Fortune 100 customers during the fourth quarter of fiscal 2004. Our belief is that sales of our SUSE LINUX products will increase as the market becomes more familiar with them. In addition, we believe that our Linux initiatives will help grow the Linux market and provide sales opportunities for our other products. As a result, we expect our existing product revenue streams and financial trends to benefit as the overall Linux market grows in the future.

•	Another important goal is to remove the barriers to adoption of Linux at the enterprise level. We believe that our experience providing enterprise-level service, support, and products as well as other of our competitive advantages will allow us to become the leader in Linux operating system distributions in a relatively short period of time. We will continue to invest heavily in engineering, partnerships,

18	Novell annual report 2004

support and training. We are constantly evaluating our entire solution stack, and we will make, buy or license the appropriate technologies in order to provide a more complete, value-add offering.

      Another goal is to expand our identity driven computing strategy. We are in the process of componentizing delivery of identity management solutions so customers can implement a broader strategy in smaller modules, thereby reducing the time it takes to realize considerable business value and lowering their overall risk in adopting an enterprise-wide identity strategy. We believe that a primary driver of growth will be the demonstration of successful, small implementations that we can use as case studies and proof points.

      In fiscal 2004, we were able to turn our IT consulting business around to profitability at the contribution margin level. In fiscal 2005, we plan to continue to profitably grow the IT consulting business and to more closely align the IT consulting engagements with the products we sell. We still intend to offer general IT consulting, but it will no longer be our primary focus. We believe that we need to demonstrate to the consulting and systems integrator (“CSI”) community that we are not direct competitors and show them how to use our products to develop identity solutions for their customers, with our help, when needed.

      As we have noted above, we are still a company in transition, and there is much work that lies ahead. Although we continued to successfully cut costs in fiscal 2004, reducing our work force and consolidating facilities, in fiscal 2005 we will need to maintain a transitional cost structure beyond that which a steady state business would require in order to develop, market and sell our products and solutions. Over the next 12 to 18 months, we expect to maintain current spending levels or to increase spending in the following areas:

•	We expect our research and development expenses as a percent of revenue will continue running higher than where we’d like over the next year as a result of efforts to rearchitect several products such as ZENworks, and eDirectory so that they will appeal to customers outside the NetWare installed base and as a result of our ongoing investments in Linux, partnerships and training.

•	Last year, we commenced the transition of our North America sales force to a new business model as a result of our new products and repositioning. We made significant progress during 2004, and we estimate that this transition will be complete by the end of fiscal 2005.

•	Our EMEA business is in need of similar changes to those we have been making in North America. We expect to begin that process in the first fiscal quarter of 2005 and expect the reorganization to last 12-18 months. To capitalize on Linux interest, we have created a pan-regional Linux Sales and Business Development group in North America and EMEA to help coordinate our activities.

•	Critical to Novell’s performance over time is retaining and motivating our employees. Like many companies, we have significantly limited compensation changes over the past two years. In 2005, we plan to increase compensation, resulting in increased expense in both cost of sales and operating expenses.

      Cash flow from operations is our principal source of liquidity. Additionally, we have recently had net cash infusions of $460 million from our private placement of senior convertible debentures in July 2004 and $448 million from our settlement of certain NetWare-related claims with Microsoft in November 2004. Our strong liquidity will help facilitate the implementation of this transition, as well to quickly respond to market developments and business opportunities that may arise.

      Despite recent improvements in the economy, we believe that we are still in a relatively soft IT spending environment in North America. Although IT demand trends appear to be slowly improving, we are seeing that CIOs are still cautious on IT investments. We see a continued reluctance to make large upfront commitments to infrastructure projects because they typically take long to complete and touch every part of the IT architecture. Longer sales cycles are resulting in pilot rollouts that may or may not turn into orders. Similarly, the European economy remains flat and IT budgets continue to be constrained in that region. As a result, there was general weakness across all lines of our business in the EMEA region except for our SUSE LINUX

Novell annual report 2004	19

products. We believe that our focus on Linux open source and identity management solutions will permit us to exploit the two primary concerns of CIOs — security and total cost of ownership.

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

      Revenue Recognition. Our revenue is derived primarily from the sale of software licenses and maintenance, technical support, training, and consulting services. Revenue is recognized in accordance with the requirements of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” Under SOP 97-2, when an arrangement does not require significant production, modification or customization of the software, revenue is recognized when the following four criteria are met:

•	Persuasive evidence of an arrangement exists — We require evidence of an agreement with a customer specifying the terms and conditions of the products or services to be delivered.

•	Delivery has occurred — For software licenses, delivery takes place when the customer is given access to the software programs. For services, delivery takes place as the services are provided.

•	The fee is fixed or determinable — Fees are fixed or determinable if they are not subject to a refund or cancellation and do not have payment terms that exceed our standard payment terms.

•	Collection is probable — We perform a credit review of all customers with significant transactions to determine whether a customer is credit worthy and collection is probable.

      Revenue from software license fees is recognized upon delivery of the software. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. Allowances for estimated sales returns and allowances are recorded in the same period as the related revenue. We recognize revenue on the sale of shrink-wrapped box product through our distributor channel on a sell-through basis.

      Revenue from maintenance contracts, subscriptions, support and other similar services is recognized as services are performed over the term of the performance period. Certain sales require continuing service, support and performance by us, and accordingly, a portion of the revenue is deferred until the future service, support, and performance are provided.

      Consulting project contracts are either time-and-materials or fixed-price contracts. Revenue from consulting projects is recognized only if a signed contract exists, the fee is fixed or determinable, and collection of the resulting receivable is probable. Revenue from time-and-materials contracts is recognized as the services are performed. Revenue from fixed-price contracts is recognized using the proportional performance method, using estimated time-to-completion to measure the percent complete. The cumulative impact of any revision in estimates of the percent complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known.

      Many of our software arrangements include multiple elements, such as product upgrade protection, software support services, consulting, and training, in addition to software licenses and maintenance. These multiple element arrangements are accounted for using the proportional method of accounting in which we allocate revenue to each element of the transaction based upon the relative fair values of the elements, which may include software products, product upgrade protection, software support services, consulting, and training. Fair value is determined by Novell-specific objective evidence of the price charged to other customers when

20	Novell annual report 2004

each element is sold separately. We have established sufficient Novell-specific objective evidence of the fair value of all elements of a multiple element arrangement.

      Services revenue includes reimbursable expenses charged to our clients.

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

      Long-lived Assets. Our long-lived assets include net fixed assets, long-term investments, goodwill, and other intangible assets. At October 31, 2004, our long-lived assets included $231.5 million of net fixed assets, $56.0 million of long-term investments, $391.1 million of goodwill, and $48.6 million of identifiable intangible assets.

Property, Plant, and Equipment. We periodically review our property, plant, and equipment for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In determining whether an asset is impaired, we must make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, we may be required to record impairment charges for these assets. For example, in the fourth quarter of fiscal 2002, we determined that our facilities in San Jose, California and a small building in Provo, Utah had become impaired due to changes in the intended use of the facilities, as well as changes in the local commercial real estate market. Accordingly, an independent real estate consulting firm was retained to appraise the facilities. This resulted in a pre-tax, non-cash impairment charge of $80 million. In the third quarter of fiscal 2003, we sold our San Jose facility to a San Jose-based company looking to remain in the area and seeking to satisfy specific space requirements. As a result, we were able to sell the facility for more than anticipated, and we recorded a $25 million gain on the sale.

Long-term Investments. The fair value of the long-term investments is dependent on the actual financial performance of the companies or venture funds in which we have invested, the investees’ market value, and the volatility inherent in the external markets for these investments. In assessing potential impairment for these private equity investments, we consider these factors as well as the forecasted financial performance of our investees, liquidation preference value of the stock we hold, and estimated potential for investment recovery based on all these factors. If any of these factors indicate that the investment has become other-than-temporarily impaired, we may have to record additional impairment charges not previously recognized. During fiscal 2004, we recognized $5.4 million of impairment losses related to our long-term investments. If general market conditions do not improve, or if any of the companies or venture funds included in long-term investments do not meet performance goals, our investments could become other-than-temporarily impaired as their values decline, causing us to record further investment impairment charges.

Goodwill and Intangible Assets. In assessing the recoverability of our goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If these estimates or their related assumptions change in the future, or if actual cash flows are below our estimates, we may be required to record impairment charges for these assets.

During the fourth quarters of fiscal 2004, 2003 and 2002, we completed our annual goodwill impairment review based on August 1, 2004, 2003 and 2002 balances and determined that there was no goodwill

Novell annual report 2004	21

impairment as of those dates. These assessments are made at the segment level, and therefore we could be subject to an impairment charge to goodwill or intangible assets if any one of the geographic segments or Celerant is not performing well in the future. In addition, changes in the assumptions used in the analysis could have changed the resulting outcome. For example, to estimate the fair value of our reporting units at August 1, 2004, we made estimates and judgments about future cash flows based on our fiscal 2005 forecast and current long-range plans used to manage the business. These long-range estimates could change in the future depending on internal changes in our company as well as external factors. Future changes in estimates could possibly result in a non-cash impairment charge that could have a material adverse impact on our results of operations.

Developed technology and customer relationships are amortized over three years as a cost of revenue. Our trade names have an indefinite life and therefore are not amortized but are reviewed for impairment at least annually. We review our intangible assets periodically for indicators of impairment in accordance with SFAS No. 144. During fiscal 2003, we recorded a $23.6 million impairment charge against certain intangible assets we acquired as a part of the SilverStream acquisition.

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

      In addition, during fiscal 2004, we incurred U.S. pre-tax losses for tax reporting purposes. At October 31, 2004, we have been in a cumulative pre-tax loss position for each of the last three years. As a result, we have provided a full valuation reserve on our deferred tax assets.

      We recorded deferred tax liabilities during fiscal 2004 for foreign jurisdictions. The deferred tax liabilities recorded in foreign jurisdictions were attributable to book to tax basis differences recorded as part of purchase price accounting for the assets and liabilities of companies acquired during the year.

      Loss Contingency Accruals. We are required to make accruals for certain loss contingencies related to litigation, restructurings and taxes. We accrue these items in accordance with SFAS No. 5, “Accounting for Contingencies” however the estimation of the amount to accrue requires significant judgment. Litigation accruals require we make assumptions about the future outcome of each case based on current information. When our restructurings include leased facilities, we are required to make assumptions about future sublease income, which would offset our costs and decrease our accrual. From time to time, we are subjected to tax audits and must make assumptions about the outcome of the audit. If any of the estimates or their related assumptions change in the future, or if actual outcomes are different than our estimates, we may be required to record additional charges or reduce our accruals For example, during fiscal 2004, we recorded a $4.9 million adjustment to a previous restructuring accrual due to changes in estimates we originally made regarding future sublease income, a $5 million reduction of our litigation accrual due to changes in the estimated outcome of certain ongoing legal cases and a $4 million reduction to our litigation accrual and $6 million reduction to our income tax accrual due to one-time adjustments to these reserves.

22	Novell annual report 2004

Results of Operations

Acquisitions

Salmon Ltd.

      On July 19, 2004, we purchased all of the outstanding stock of Salmon Ltd, a privately-held information technology services and consulting firm headquartered in Watford, England, for approximately $8.2 million in cash, plus estimated merger and transaction costs of $0.6 million. In addition, we recorded a deferred income tax liability of $1.2 million resulting from the future tax consequences of the non-deductibility of identified intangible assets recorded in connection with this acquisition.

      The purchase agreement provides for contingent payments of up to an additional $10.6 million based upon the future revenues and profitability of both Salmon and Novell in the United Kingdom over a period of two years. Any future earnout payments will be capitalized as goodwill when and if paid.

      Revenues of $6.5 million and expenses of $6.1 million were included in our statement of operations related to Salmon for the period from acquisition (July 19, 2004) to October 31, 2004.

SUSE LINUX AG

      On January 12, 2004, we purchased substantially all of the outstanding stock of SUSE LINUX AG, a privately-held company and a leading provider of Linux-based products, for approximately $210.0 million in cash, plus estimated merger and transaction costs of $9.0 million. In addition, we recorded a deferred income tax liability of $3.0 million resulting from the future tax consequences of the non-deductibility of identified intangible assets recorded in connection with this acquisition.

      Revenues of approximately $36.2 million and expenses of approximately $42.2 million were included in our statement of operations related to SUSE for the period from acquisition (January 12, 2004) to October 31, 2004.

Ximian, Inc.

      On August 4, 2003, we acquired Ximian, Inc., a privately-held company and provider of desktop and server solutions that enable enterprise Linux adoption, approximately $40.0 million in cash and estimated transaction costs of $0.5 million. Ximian’s results of operations have been incorporated into our statement of operations beginning on the acquisition date of August 4, 2003.

SilverStream Software, Inc.

      On July 17, 2002, we acquired substantially all of the outstanding shares of SilverStream at a price of $9.00 per share. At the closing date of the merger, approximately 23.5 million shares of SilverStream common stock were outstanding, resulting in a total cash acquisition price of $210.8 million. Direct transaction costs were approximately $1.1 million and the fair value of SilverStream stock options assumed, both vested and unvested, totaled $28.6 million. Silverstream’s results of operations have been incorporated into our statement of operations beginning on the acquisition date of July 17, 2002.

Revenue

      We sell our products, services, and solutions primarily to corporations, government entities, educational institutions, resellers and distributors both domestically and internationally. In the statement of operations, we categorize revenue as software licenses or maintenance and services. Software license revenue includes new

Novell annual report 2004	23

license revenue only. Maintenance and services includes all other revenue including Linux subscriptions and upgrade protection contracts.

				2004 vs	2003 vs
	2004	2003	2002	2003	2002

	(In millions)			(Percentage change)
New software licenses	$238	$265	$319	(10)%	(17)%
Maintenance and services	928	840	815	10%	3%

Total net revenue	$1,166	$1,105	$1,134	6%	(3)%

      New software license revenue decreased in fiscal 2004 compared to fiscal 2003 and in fiscal 2003 compared to fiscal 2002 primarily as a result of lower NetWare, collaboration and ZENworks new license sales. Revenue from NetWare licenses decreased by $21 million or 20% from fiscal 2003 to fiscal 2004 and $39 million or 27% from fiscal 2002 to fiscal 2003. Revenue from Collaboration licenses decreased $3.3 million or 9% from fiscal 2003 to fiscal 2004 and $6.2 million or 14% from fiscal 2002 to fiscal 2003. Revenue from ZENworks licenses decreased by $1.4 million or 3% from fiscal 2003 to fiscal 2004 and $4.3 million or 9% from fiscal 2002 to fiscal 2003. These decreases were offset somewhat by favorable foreign exchange rates, particularly in Europe and the addition of approximately $4.4 million of revenue from SUSE.

      Maintenance and services revenue increased in fiscal 2004 compared to fiscal 2003 primarily due to increased worldwide services revenue, which increased $8.5 million or 3%, the recognition of $13.5 million of royalty revenue related to the legal judgment against The Canopy Group, Inc. (“Canopy”), the addition of $31.8 million in SUSE services revenue, and the benefit of favorable foreign exchange rates, primarily in Europe. These increases were offset somewhat by lower NetWare maintenance revenue, which decreased by $9.0 million or 5%. In total, NetWare revenue decreased by 10% from fiscal 2003 to 2004. The increase from fiscal 2002 to fiscal 2003 relates primarily to increased collaboration, ZENworks, and identity management maintenance revenue, offset somewhat by lower consulting revenue.

      Further explanation of revenue trends by product follows in the discussion of revenue by segment.

      Revenues by reporting segment were as follows:

				2004 vs	2003 vs
	2004	2003	2002	2003	2002

	(In millions)			(Percentage change)
North America	$515	$508	$577	1%	(12)%
Europe, Middle East, and Africa (“EMEA”)	378	348	323	9%	8%
Asia Pacific	62	60	55	3%	9%
Latin America	21	24	27	(13)%	(11)%
Japan	28	26	27	8%	(4)%
Celerant	162	139	125	17%	11%

Total net revenue	$1,166	$1,105	$1,134	6%	(3)%

24	Novell annual report 2004

      We further analyze revenue by solution categories within each geographic segment. Revenues by solution category in North America were as follows:

				2004 vs	2003 vs
	2004	2003	2002	2003	2002

	(In millions)			(Percentage change)
Identity management and web services solutions	$49	$49	$45	—%	9%
Cross-platform solutions	319	309	353	3%	(13)%
Services	147	150	179	(2)%	(16)%

Total net revenue	$515	$508	$577	1%	(12)%

      The 1% overall increase in the North America segment revenues for fiscal 2004 compared to fiscal 2003 is primarily due to increased revenue in our cross-platform services solution category. This increase is due primarily to the recognition of $13.5 million of royalty revenue related to the legal judgment against Canopy. Excluding the Canopy revenue, North America revenue for fiscal 2004 decreased by $7 million or 1% compared to the fiscal 2003. These declines are primarily due to a $18.2 million or 11% decline in fiscal 2004 in NetWare revenues and a $3.5 million or 2% decrease in worldwide services revenue. These declines are offset somewhat by increases in ZENworks revenues of $8 million or 13% for fiscal 2004 compared to fiscal 2003, principally related to our successful release of ZENworks 6.5 during the third quarter of fiscal 2004 and the addition of $11 million in revenue from SUSE in fiscal 2004. The SUSE revenue included subscriptions related to approximately 25,000 units of SLES 9. Revenues in identity management and web solutions and services remained relatively flat.

      Revenue in the North America segment decreased in fiscal 2003 compared to 2002 by 12%. The decrease is mainly a result of a $34.5 million or 17% decrease in NetWare revenue as a result of declining license maintenance sales, and a $28.3 million reduction in IT consulting revenues, which was due to the difficult economy, which caused corporate IT spending in general to decrease. These decreases were offset somewhat by increased identity management and web services revenue, primarily in the exteNd product line.

      Revenues by solution category in the EMEA segment were as follows:

				2004 vs	2003 vs
	2004	2003	2002	2003	2002

	(In millions)			(Percentage change)
Identity management and web services solutions	$41	$37	$30	11%	23%
Cross-platform solutions	213	199	196	7%	2%
Services	124	112	97	11%	15%

Total net revenue	$378	$348	$323	9%	8%

      The 9% overall increase in the EMEA segment revenues for fiscal 2004 compared to fiscal 2003 was due primarily to favorable foreign currency exchange rates, which increased revenues by approximately $18 million for fiscal 2004. This increase is also due to the inclusion of SUSE revenues in the cross-platform services solution category of $21 million for fiscal 2004 compared to no SUSE revenue in fiscal 2003. Also, revenues for fiscal 2004 increased by approximately $7 million due to the inclusion of Salmon revenues. During fiscal 2004, SUSE revenue in EMEA included subscriptions related to approximately 13,000 units of SLES 9 and 3,800 units of SLES 8 during fiscal 2004.

      Excluding the impact of foreign currency exchange rates, SUSE revenues and Salmon revenues, revenues for EMEA for fiscal 2004 decreased by approximately $16 million or 4% due primarily to declining NetWare revenue and lower than expected maintenance renewals in Germany and the United Kingdom.

      Revenue in the EMEA segment increased by 8% in 2003 compared to 2002. The increase was mainly due to favorable exchange rates coupled with slight increases in product revenue and IT consulting sales.

Novell annual report 2004	25

      Revenues by solution category in the Asia Pacific segment were as follows:

				2004 vs	2003 vs
	2004	2003	2002	2003	2002

	(In millions)			(Percentage change)
Identity management and web services solutions	$8	$7	$5	14%	40%
Cross-platform solutions	34	36	34	(6)%	6%
Services	20	17	16	18%	6%

Total net revenue	$62	$60	$55	3%	9%

      The 3% overall increase in Asia Pacific segment revenues for fiscal 2004 compared to fiscal 2003 is primarily due to favorable foreign currency exchange rates, improved revenues for our services, ZENworks and identity management products, offset somewhat by decreases in NetWare revenue of approximately $4 million or 17%.

      Revenue in the Asia Pacific segment increased by 9% in 2003 compared to 2002. The increase in 2003 is mainly a result of favorable exchange rates coupled with flat product and services sales.

      Revenues by solution category in the Latin America segment were as follows:

				2004 vs	2003 vs
	2004	2003	2002	2003	2002

	(In millions)			(Percentage change)
Identity management and web services solutions	$2	$3	$1	(33)%	200%
Cross-platform solutions	10	11	12	(9)%	(8)%
Services	9	10	14	(10)%	(29)%

Total net revenue	$21	$24	$27	(13)%	(11)%

      The 13% overall decline in Latin America segment revenues for fiscal 2004 is primarily due to a 19% decrease in NetWare revenue, a 14% decrease in collaboration products, a 26% decrease in identity management and web services revenue, and a 10% decrease in services revenue. These decreases were somewhat offset by a 15% increase in ZENworks revenue due primarily to our successful release of ZENworks 6.5 during the third quarter. Revenue in the Latin America segment decreased by 11% in 2003 compared to 2002. The decrease in 2003 is mainly a result of a 20% decrease in NetWare revenue, a 21% decrease in ZENworks revenue, and a 30% decrease in services revenue, offset somewhat by increased collaboration revenue. Overall, the decrease in revenues reflect the poor economic conditions in Latin America resulting in lower IT spending.

      Revenues by solution category in the Japan segment were as follows:

				2004 vs	2003 vs
	2004	2003	2002	2003	2002

	(In millions)			(Percentage change)
Identity management and web services solutions	$1	$1	$1	—%	—%
Cross-platform solutions	19	15	14	27%	7%
Services	8	10	12	(20)%	(17)%

Total net revenue	$28	$26	$27	8%	(4)%

      The 8% overall increase in Japan segment revenues for fiscal 2004 is primarily due to increased royalty revenue, offset somewhat by declining services revenue. Revenue in the Japan segment decreased by 4% in 2003 compared to 2002 primarily due to decreased services revenue.

26	Novell annual report 2004

      Revenues in the Celerant consulting segment were as follows:

				2004 vs	2003 vs
	2004	2003	2002	2003	2002

	(In millions)			(Percentage change)
Celerant consulting	$162	$139	$125	17%	11%

      Celerant revenues for fiscal 2004 increased 17% compared to the prior year due to a combination of underlying growth in the business and favorable currency exchange rates. Excluding the impact of the foreign currency exchange rates, revenue increased by 8% for fiscal 2004 compared to fiscal 2003 due to improved revenue growth in our European businesses.

      Revenue in the Celerant consulting segment increased by 11% in 2003 compared to 2002 due to favorable exchange rates and increased demand for services.

Deferred revenue

      Deferred revenue represents revenue that has been billed or collected, but that will be recognized when the earnings process is completed in future periods. The majority of deferred revenue relates to maintenance contracts and subscriptions and is recognized ratably over the related periods, typically one year. At October 31, 2004, deferred revenue increased by $52 million or 16% to $374 million compared to the balance at October 31, 2003. This increase is largely attributable to a $12 million increase due to favorable foreign currency exchange rates, a $17 million increase due to the inclusion of SUSE deferred revenue, and the remaining increase is primarily due to advanced invoicing of maintenance contract renewals and to changes in our business mix moving towards more maintenance and subscription contracts.

Forward-looking revenue trends

      We expect NetWare to continue to decline in fiscal 2005 and we will attempt to offset this decline with growth in our new products. Based on our review of industry trend reports from industry analysts, we expect the Linux and identity management markets to grow between 30-35% and 14-16%, respectively, in fiscal 2005. We anticipate our revenues in these areas will increase as well. In addition based on our review of IDC reports, we anticipate an overall improvement in IT spending of around 7%, which should help us increase our ZENworks, consulting and support revenue in fiscal 2005.

Gross profit

				2004 vs	2003 vs
	2004	2003	2002	2003	2002

	($ in millions)			(Percentage change)
New software licenses	$215	$233	$288	(8)%	(19)%
as a percent of new software license revenue	90%	88%	90%
Maintenance and services	$535	$433	$397	23%	9%
as a percent of maintenance and services revenue	58%	52%	49%
Total gross profit	$750	$667	$685	12%	(3)%
as a percent of net revenue	64%	60%	60%

      The increase in gross profit from new software licenses as a percentage of related revenue from fiscal 2003 to fiscal 2004 and the decrease in gross profit from software licenses as a percentage of related revenue from fiscal 2002 to fiscal 2003 are due to an intangible asset impairment charge taken in fiscal 2003 against software licenses of $9.6 million. This charge related to intangible assets from the acquisition of SilverStream.

      The increase in gross profit from maintenance and services as a percentage of related revenue from fiscal 2003 to fiscal 2004 is primarily due to the recognition of $13.5 million of revenue in connection with the

Novell annual report 2004	27

Canopy legal judgment during fiscal 2004, which had relatively little corresponding cost of sales. In addition, our margins were positively impacted by increased consulting billing rates, which increased from $135 per hour in fiscal 2003 to $144 per hour in fiscal 2004 and from cost savings related to workforce reductions we implemented during fiscal 2003 and 2004, mainly in the North America and EMEA segments.

      Gross profit as a percentage of revenue on maintenance and services increased in fiscal 2003 relative to fiscal 2002 due to efforts to improve resource utilization in our IT consulting services such as elimination of excess capacity, which was partially offset by the intangible asset impairment charge of $14.0 million taken against maintenance and services in fiscal 2003.

Forward-looking gross margin trends

      We expect gross margin percentages will decrease in fiscal 2005 as our revenue mix continues to shift from software licenses to services as our Linux and worldwide services businesses improve. Additionally, during fiscal 2005 we anticipate that gross margin percentages will be lower as we increase our investment in restructuring the North America and EMEA businesses and in increasing compensation to retain and motivate our employees, who have had limited compensation increases over the last two years.

Operating expenses

				2004 vs	2003 vs
	2004	2003	2002	2003	2002

	($ in millions)			(Percentage change)
Sales and marketing	$363	$381	$359	(5)%	6%
as a percent of net revenue	31%	34%	32%
Product development	$199	$184	$169	8%	9%
as a percent of net revenue	17%	17%	15%
General and administrative	$102	$111	$123	(8)%	(10)%
as a percent of net revenue	9%	10%	11%
Restructuring expenses	$23	$43	$19	(47)%	126%
as a percent of net revenue	2%	4%	2%
Purchased in-process research and development	$—	$1	$3	—	(67)%
as a percent of net revenue	—%	—%	—%
(Gains)/impairments on real property	$(2)	$(25)	$80	92%	(131)%
as a percent of net revenue	—%	(2)%	7%
Total operating expenses	$685	$695	$753	(1)%	(8)%
as a percent of net revenue	59%	63%	66%

      Sales and marketing expenses in total and as a percentage of revenue, decreased in fiscal 2004 compared to fiscal 2003 due primarily to lower marketing spending, mainly in corporate advertising and the effect of fiscal 2003 and 2004 restructurings, offset somewhat by additional expenses related to the SUSE and Salmon acquisitions in fiscal 2004. This decline is offset somewhat by changes in foreign currency exchange rates. Sales and marketing expense, in total and as a percentage of revenue, increased in fiscal 2003 compared to fiscal 2002 primarily as a result of higher advertising costs and the addition of SilverStream sales and marketing costs, including SilverStream employees, for the full twelve months of fiscal 2003.

      Product development costs in fiscal 2004 increased compared to fiscal 2003 due to increased research and development activity from the acquisitions of Ximian and SUSE. Product development headcount increased by 140 engineers compared to the prior year due primarily to the acquisitions of Ximian and SUSE, offset by workforce reductions in other areas of product development. Product development expenses, in total and as a percentage of revenue, increased in fiscal 2003 compared to fiscal 2002 primarily due to the addition of

28	Novell annual report 2004

SilverStream product development costs, including SilverStream employees who became Novell product development employees in July 2002.

      General and administrative expenses in fiscal 2004 decreased compared to fiscal 2003 primarily due to favorable legal developments that allowed us to reduce our legal reserves by $5 million during our second quarter of fiscal 2004, one-time adjustments to our medical liabilities, accounts payable accruals, and legal reserves of $7.9 million during our fourth quarter of fiscal 2004, and a one-time adjustment to decrease bad debt expense by $1.8 million compared to fiscal 2003, offset somewhat by increased expenses related to the addition of SUSE and Salmon general and administrative costs. General and administrative expenses decreased, in total and as a percentage of revenue, in fiscal 2003 from fiscal 2002 primarily due to a full year’s impact of restructuring activities undertaken in 2002. This decrease was partially offset by the addition of SilverStream general and administrative costs in July 2002.

      Purchased in-process research and development is technology purchased in the acquisitions of Ximian and SilverStream that was not technologically feasible at the date of the acquisition, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, and was not ready for initial customer testing. In-process research and development was valued based on discounting forecasted cash flows that will be generated directly from the related products. The in-process research and development does not have any alternative future use and did not otherwise qualify for capitalization. As a result, the entire amount was expensed.

Forward-looking operating expense trends

      In order to fully transition our business from our legacy products, such as NetWare, to those that will drive our future growth, such as Linux, we will need to maintain a transitional cost structure in order to develop, market and sell these products and solutions. Specifically, we anticipate our investment in product development in fiscal 2005 will be higher than recent years as we develop new products and re-architect older products. We expect to continue to incur costs in North America as we complete the process of restructuring this organization and expect to incur costs to similarly restructure our EMEA business. We plan to increase compensation to retain and motivate our employees in fiscal 2005, who have had limited compensation increases over the last two years. This will increase both cost of sales and operating expenses.

(Gain)/impairment on real property

      During fiscal 2004, we recognized a gain of $2.0 million on the sale of one of our facilities. During the fourth quarter of fiscal 2002, we determined that there were indicators of impairment related to our facility in San Jose, California and a small building in Provo, Utah due to the move of most employees from San Jose to other facilities, as well as changes in the local real estate market. We then performed an analysis of each of the property’s future undiscounted cash flows and determined that their estimated future cost recovery was lower than the recorded net book value of the assets. Based on the results of this analysis, we obtained an independent appraisal to determine the fair value of these locations. Based on the fair value of these facilities as determined by the independent appraisals, we recorded a pre-tax non-cash impairment charge of $80 million. In the third quarter of fiscal 2003, we sold our facility in San Jose, California, for $125 million, which resulted in a realized gain of $25 million.

Restructuring Expenses

Second, third and fourth quarters of fiscal 2004

      During the second, third and fourth quarters of fiscal 2004, we recorded net restructuring expenses of $5.3 million, $9.7 million, and $4.0 million, respectively. These restructuring expenses were in response to the evolution of our business strategy to develop a competitive position in the Linux market. This strategy includes plans to support the Linux operating system in addition to the NetWare operating system, by offering our

Novell annual report 2004	29

products and services that run on Linux, NetWare and other platforms. The acquisitions of Ximian and SUSE are direct results of the evolution in our business strategy. These changes were made to address market penetration for Linux and NetWare and to address NetWare revenue declines. Specific actions taken include reducing our workforce by 54 employees during the second quarter, 65 employees during the third quarter, and 17 employees during the fourth quarter of fiscal 2004, mainly in consulting, sales and product development in EMEA and North America. In addition, we consolidated facilities, resulting in the closure of two sales facilities and the disposal of excess equipment and tenant improvements in the United States. Total restructuring expenses for fiscal 2004 by reporting segment were as follows: North America $5.5 million, EMEA $9.4 million, Asia Pacific $0.4 million, Latin America $0.2 million, and non-allocated corporate costs $3.5 million.

      The following table summarizes the activity during fiscal 2004 related to this restructuring:

				Balance at
	Original	Cash	Non-Cash	October 31,
	Reserve	Payments	Adjustments	2004

	(In millions)
Severance and benefits	$13	$(8)	$—	$5
Excess facilities and property and equipment	6	(4)	—	2

	$19	$(12)	$—	$7

      As of October 31, 2004, the remaining balance of the fiscal 2004 restructuring expenses included accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period, not to exceed two years, lease costs for redundant facilities, which will be paid over the respective remaining contract terms, and various severed employee related costs, which will be paid over the respective remaining contract terms.

      During fiscal 2004, we also recorded a $5.9 million restructuring expense to increase prior restructuring liabilities by $1.0 million and prior merger-related liabilities by $4.9 million, and we released approximately $2.1 million of excess restructuring reserves related to prior restructuring events. The increases were the result of changes in estimates used when the original expenses were recorded primarily due to changes in the real estate market in the United Kingdom. The net impact of the fiscal 2004 restructurings and the release of the prior restructuring excess reserves was an expense of $22.9 million in fiscal 2004.

Third quarter of fiscal 2003

      During the third quarter of fiscal 2003, we recorded a pre-tax restructuring expense of approximately $27.8 million resulting from the restructuring of our operations in response to changes in general market conditions, changing customer demands, and the evolution of our business strategy relative to the identity management and web services areas of our business and our revised strategy. This strategy includes plans to support Linux in addition to NetWare by offering our products and services that run on both NetWare and Linux platforms. These changes in strategy and company structure were made to address the then current revenue declines. Specific actions taken included reducing our workforce worldwide by approximately 600 employees (approximately 10%) across all functions and geographies, with a majority coming from product development, sales, and general and administrative functions, primarily in the United States. In addition, we consolidated facilities and disposed of excess equipment. Total restructuring expenses by reporting segment were as follows: North America $18.9 million, EMEA $6.0 million, Asia Pacific $2.4 million, and Latin America $0.5 million of the total restructuring expense.

      As of October 31, 2004, the remaining balance of the third quarter of fiscal 2003 restructuring expense included accrued liabilities related to redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms, and various severed employee related costs, which will be paid over the respective remaining contract terms.

30	Novell annual report 2004

      The following table summarizes the activity related to this restructuring.

				Balance at			Balance at
	Original	Cash	Non-Cash	October 31,	Cash	Non-Cash	October 31,
	Expense	Payments	Adjustments	2003	Payments	Adjustments	2004

	(In millions)
Severance and benefits	$20	$(18)	$4	$6	$(7)	$1	$—
Excess facilities and property
and equipment	6	(3)	6	9	(6)	—	3
Other restructuring-related costs	2	—	—	2	—	—	2

	$28	$(21)	$10	$17	$(13)	$1	$5

      During the fourth quarter of fiscal 2003, we accrued an additional $10 million related to the completion of restructuring activities that were part of the previous quarter’s plan of restructuring. The additional accrual relates mainly to the severance of approximately 100 employees and the closing of excess facilities. Such activities occurred mostly in the North America reporting segment.

      During the third quarter of fiscal 2003, we also released approximately $2 million related to excess restructuring reserves related to the second quarter fiscal 2002 restructuring event. The net impact of the third quarter fiscal 2003 restructuring and the release of the excess fiscal 2002 restructuring reserves was an expense of $26 million.

Second quarter of fiscal 2003

      During the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs in previous restructurings was too low and accrued an additional $8 million. The original liability was based on estimated sublease rates and timing, which have been affected by the decline in the real estate market.

Second quarter of fiscal 2002

      During the second quarter of fiscal 2002, we recorded a pre-tax restructuring expense of approximately $20 million. The expense was a result of our continued move toward becoming a business solutions provider, addressing changes in the market due to technology changes, and becoming more customer-focused. Specific actions taken included: reducing our workforce worldwide by approximately 50 employees (less than 1%) across all functional areas, consolidating facilities, closing offices in unprofitable locations, and disposing of excess property and equipment. The following table summarizes the activity related to the second quarter fiscal 2002 restructuring.

			Non-Cash	Balance at		Non-Cash	Balance at		Non-Cash	Balance at
	Original	Cash	Expenses/	October 31,	Cash	Expenses/	October 31,	Cash	Expenses/	October 31,
	Expense	Payments	Adjustments	2002	Payments	Adjustments	2003	Payments	Adjustments	2004

	(In millions)
Severance and benefits	$15	$(9)	$(2)	$4	$(3)	$—	$1	$(1)	$—	$—
Excess facilities and property and equipment	5	(1)	—	4	(4)	4	4	(2)	2	4
Other restructuring- related costs	1	—	—	1	(1)	—	—	—	1	1

	$21	$(10)	$(2)	$9	$(8)	$4	$5	$(3)	$3	$5

      As of October 31, 2004, the remaining balance of the second quarter 2002 restructuring expense included redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

Novell annual report 2004	31

      During the second quarter of fiscal 2002, we also released approximately $1.3 million of excess accruals related to the fiscal 2000 restructuring, which reduced the restructuring costs reflected on the statement of operations for fiscal 2002. These excess accruals relate to facilities and legal costs that were not required.

Other income (expense), net

				2004 vs	2003 vs
	2004	2003	2002	2003	2002

	($ in millions)			(Percentage change)
Investment impairments	$(5)	$(35)	$(58)	86%	40%
as a percent of net revenue	—%	(3)%	(5)%
Investment income	$23	$13	$25	77%	(48)%
as a percent of net revenue	2%	1%	2%
Other expenses, net	$(9)	$(5)	$9	(80)%	(155)%
as a percent of net revenue	(1)%	—%	1%
Total other income (expense), net	$9	$(27)	$(24)	133%	(13)%
as a percent of net revenue	1%	(2)%	(2)%

      Our long-term investments consist primarily of investments in venture capital fund partnerships and other direct investments in equity securities of privately-held securities. The decline in investment impairments during fiscal 2004 and fiscal 2003 from the prior years is primarily the result of more stable fund valuations as compared to the same periods in fiscal 2003 and fiscal 2002.

      Investment income for fiscal 2004 increased compared to fiscal 2003 due to the collection of $5 million of interest income earned in connection with the favorable legal judgment against Canopy during the third quarter of fiscal 2004. Investment income decreased in fiscal 2003 from fiscal 2002 primarily due to lower yields on short-term investments.

      Other expenses, net, for fiscal 2004 increased compared to fiscal 2003 primarily due to higher foreign currency transaction losses and a slight increase in interest expense of $2.0 million related to the issuance of senior convertible debentures on July 2, 2004. Other expenses, net, for fiscal 2003 decreased compared to fiscal 2002 primarily due to higher foreign currency transaction losses.

Income tax expense

				2004 vs	2003 vs
	2004	2003	2002	2003	2002

	($ in millions)			(Percentage change)
Income tax expense	$18	$107	$11	(83)%	873%
as a percent of revenue	2%	10%	1%
Effective tax rate	24%	194%	12%

      The effective tax rate for fiscal 2004 significantly decreased from fiscal 2003 primarily as a result of a full valuation allowance that was established for our total deferred tax assets during the fourth quarter of 2003. For fiscal 2004, we did not record income tax expense for U.S. activity. On a U.S. tax return basis, we expect a taxable loss for 2004. Thus, we concluded that we could not forecast future U.S. taxable income under the more likely than not standard. Accordingly, current year deferred tax provisions were also recorded as adjustments to the valuation allowance.

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

32	Novell annual report 2004

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

      In connection with our review of our tax reserves for the fourth quarter of 2004, we determined that the amount of reserves required for tax exposures was less than the amount recorded in the financial statements. As a result, we reduced the tax reserve and provision by $6 million.

      On November 8, 2004, we announced an agreement with Microsoft to settle potential antitrust litigation. A gain of $448 million, the settlement less estimated transaction costs, will be included in operating income in our first fiscal quarter ended January 31, 2005. We anticipate using net operating loss carryforwards against this income, and expect an estimated $10 million current liability as a result of the related alternative minimum tax.

Preferred stock dividends

	2004		2003	2002

	($ in millions)
Non-cash deemed dividend related to beneficial conversion feature of preferred stock		$(26)	$—	$—
Preferred stock cash dividends	$	(—)	$—	$—

      On March 23, 2004, we entered into a definitive agreement with IBM providing for an investment of $50 million by IBM in Novell. The primary terms of the investment, which were negotiated in November 2003, entailed the purchase by IBM of 1,000 shares of our Series B redeemable preferred stock that are convertible into 8 million shares of our common stock at a price of $6.25 per common share. The shares are entitled to a dividend of 2% per annum, payable quarterly in cash. Dividends on preferred stock were $0.4 million during fiscal 2004.

      Because the fair value of our common stock of $9.46 per share on March 23, 2004 was greater than the conversion price of $6.25 per share, we recorded a one-time, non-cash deemed dividend of $25.7 million attributable to the value of the Series B preferred stock’s conversion feature. This beneficial conversion feature had no impact on net income, but did reduce earnings attributable to common stockholders and thus reduced basic and diluted earnings per share by approximately $0.07 in fiscal 2004.

      On June 17, 2004, 500 shares of Series B Preferred Stock, with a carrying value of $25 million, were converted into 4 million shares of our common stock.

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

Novell annual report 2004	33

Liquidity and Capital Resources

	October 31,	October 31,	Percentage
	2004	2003	Change

	($ in millions)
Cash and short-term investments	$1,211	$752	61%
Percentage of total assets	53%	48%

      An overview of the significant cash flow activities for fiscal 2004 and 2003 are as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002

	(Dollar amounts in millions)
Cash provided by operating activities	$119	$55	$51
Issuance of senior convertible debentures, net of issuance costs	585	—	—
Issuance of convertible preferred stock	50	—	—
Issuance of common stock, net	58	20	13
Repurchase of common stock — held in treasury	(125)	—	—
Expenditures for property, plant and equipment	(27)	(39)	(28)
Proceeds from sales of property, plant and equipment	5	125	16
Net cash paid for acquisitions	(206)	(41)	(106)

      Cash, cash equivalents, and short-term investments increased $459.6 million or 61% from October 31, 2003 to October 31, 2004. This increase is primarily due to the following:

•	improved cash flows from operating activities of $119.1 million primarily due to cost reductions over the past several quarters;

•	the issuance of senior convertible debentures (“Debentures”) on July 2, 2004 in the amount of $600 million, less issuance costs of $14.9 million;

•	the issuance of $50 million of Series B preferred stock on March 23, 2004;

•	the net issuance of $58.2 million of common stock during the year, primarily associated with employee exercises of stock options and purchases through the employee stock purchase program; and

•	the sale of property, plant and equipment, including buildings and land in Orem, Utah, which netted $5.0 million in cash.

      These increases are offset by decreases in cash, cash equivalents, and short-term investments due to the following:

•	a $125 million repurchase of common stock during the third quarter of fiscal 2004 in connection with our Debentures offering;

•	the purchase of property, plant and equipment for $27 million;

•	the purchase of SUSE on January 10, 2004 for $210 million less $10 million of cash acquired; and

•	the purchase of Salmon on July 19, 2004 for $8.4 million less cash acquired of $3.1 million.

      As of October 31, 2004, we had cash, cash equivalents and other short-term investments of approximately $272 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, which are subject to market risk. Approximately $4.5 million of our short-term investments is restricted for deferred compensation payments, which are paid out as requested by the plan participants. Our short-term investment portfolio includes gross unrealized gains and losses of $1.1 million and $1.0 million, respectively, as of October 31, 2004. We monitor

34	Novell annual report 2004

our investments and record losses when a decline in the investment’s market value is determined to be other than temporary.

      We also invest excess cash in long-term investments through the Novell Venture account, Cambridge Technology Capital Fund I L.P. (“CTC I”), and directly in equity securities in privately-held companies. Investments made through the Novell Venture account and CTC I are generally in private companies, including small capitalization stocks in the high-technology industry sector, and in funds managed by venture capitalists for the promotion of our business and strategic objectives. As of October 31, 2004, we had a carrying value of $54.0 million related to investments in various venture capital funds and had commitments to contribute an additional $32.9 million to these funds, of which we estimate approximately $19.9 million could be contributed in fiscal 2005, approximately $9.3 million in fiscal 2006, and approximately $3.7 million thereafter as requested by the fund managers. Through our acquisition of Cambridge, we also own both limited and general partnership interests in CTC I of approximately 24%. As of October 31, 2004, we had an investment balance of $0.2 million in CTC I and had commitments to contribute an additional $0.3 million through 2007. We intend to fund these investments with cash from operations and cash on hand.

      As of October 31, 2004, we have various operating leases related to our facilities with remaining terms of more than one year. These leases have minimum annual lease commitments of $27.9 million in fiscal 2005, $22.1 million in fiscal 2006, $19.1 million in fiscal 2007, $13.4 million in fiscal 2008, $7.2 million in fiscal 2009, and $9.0 million thereafter. Furthermore, we have $24.0 million of minimum rentals to be received in the future from subleases.

      On July 2, 2004, we issued and sold $600 million aggregate principal amount of our senior convertible debentures due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2005. Each $1,000 principal amount of Debentures is convertible, at the option of the holders, into 86.7905 shares of our common stock prior to July 15, 2024 if (1) the price of our common stock trades above 130% of the conversion price for a specified duration, (2) the trading price of the Debentures is below a certain threshold, subject to specified exceptions, (3) the Debentures have been called for redemption, or (4) specified corporate transactions have occurred. None of the conversion triggers were met as of October 31, 2004. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $11.52 per share. Holders of the Debentures may require us to repurchase all or a portion of their Debentures on July 15, 2009, July 15, 2014 and July 15, 2019, or upon the occurrence of certain events, including a change in control. The Debentures can be redeemed by us for cash beginning on or after July 20, 2009.

      In connection with the issuance of the Debentures, we incurred $14.9 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are included in other assets and are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders can require repurchase of the Debentures (July 15, 2009). Amortization expense related to the issuance costs was $1.0 million for the fiscal year ended October 31, 2004. In addition, interest expense was $1.0 million for the fiscal year ended October 31, 2004. We intend to use the proceeds from these Debentures for general corporate purposes, including potential acquisitions.

      As of October 31, 2004, we also have $25 million of Series B preferred stock outstanding. The preferred stock is redeemable at our option, and by the holder only under certain change in control circumstances.

Novell annual report 2004	35

Contractual Obligations

	Payments Due by Period

		Less than			More than
		1 Year	1-3 Years	3-5 Years	5 Years
	Total	(2005)	(2006-2007)	(2008-2009)	(Beyond 2009)

	(In millions)
Commitments to venture capital funds	$33.2	$19.9	$12.6	$0.7	$—
Senior convertible debentures	600.0	—	—	—	600.0
Interest on senior convertible debentures(a)	59.0	3.0	6.0	6.0	44.0
Purchase commitments(b)	9.0	6.6	1.9	0.4	0.1
Operating lease obligations	98.7	27.9	41.2	20.6	9.0

Total	$799.9	$57.4	$61.7	$27.7	$653.1

Other contractual obligations:
Dividends on preferred stock	(c)	0.5	1.0	1.0	(c)

(a)	Interest on senior convertible debentures assumes no conversions.

(b)	Purchase obligations represent future contracted payments under normal take or pay arrangements entered into as a part of the normal course of business that are not recorded as liabilities at October 31, 2004.

(c)	Dividend payments are indefinite and are $500,000 per year.

      On November 8, 2004, Novell announced an agreement with Microsoft to settle potential antitrust litigation related to our NetWare operating system in exchange for $536 million in cash, which we received on November 18, 2004. The financial terms of the NetWare settlement agreement, net of related legal fees, are expected to result in a pre-tax gain of approximately $448 million in the first quarter of fiscal 2005.

      Our principal source of liquidity continues to be from operations, cash on hand, and short-term investments. At October 31, 2004, our principal unused sources of liquidity consisted of cash and cash equivalents of $434.4 million and short-term investments in the amount of $777.1 million. During fiscal 2004, we generated $119 million of cash flow from operations, including $18.5 million from the settlement of litigation with Canopy. Our liquidity needs for the next twelve months are principally for financing of fixed assets, commitments to our venture capital funds and product development and to maintain flexibility in a dynamic and competitive operating environment, including the ability to pursue potential acquisition and investment opportunities. Our liquidity needs beyond the next twelve months include those mentioned previously in addition to redemption of our Debentures.

      We anticipate generating positive cash flows from operations in addition to investment income in fiscal 2005 sufficient to fund operations. We anticipate being able to fund our current operations, future potential acquisitions, any further integration, restructuring or additional merger-related costs, and planned capital expenditures for the next twelve months with existing cash and short-term investments together with cash generated from operations and investment income. We believe that borrowings under our credit facilities or offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and are dependent on market conditions at such time. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. We also anticipate having adequate cash in fiscal 2005 for necessary capital expenditures.

Recent Pronouncements

      In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-6, “Participating Securities and the Two — Class Method under Financial Accounting Standards Board

36	Novell annual report 2004

(“FASB”) Statement 128,” Issue 03-6 requires the two-class method of calculating earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends of the company. Because the Series B preferred stock participates in dividends, we are required to use the two-class method of calculating earnings per share, effective in fiscal 2004 and retroactively for all prior periods. This change in computational methods had no impact on earnings per share for any period in fiscal 2004 or any prior period.

      In November 2004, the EITF reached a final conclusion on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”. EITF Issue 04-8 addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share calculations. The EITF’s conclusion is that the market price trigger should be ignored and that these securities should be treated as convertible securities and included in diluted earnings per share regardless of whether the conversion contingencies have been met. Because our senior convertible debentures are contingently convertible debt with a market price trigger, we will be required to comply with EITF Issue 04-8 beginning in the first quarter of fiscal 2005. Had the conclusions of EITF Issue 04-8 been effective for fiscal 2004, reported earnings per share would not have changed due to the timing of our issuance of the senior convertible debentures. However, future earnings per share could be impacted by the adoption of this standard. For example, had the senior convertible debentures been outstanding for the fiscal year ended October 31, 2004, on a pro forma basis our diluted earnings per share attributable to common stock would have been $0.07 instead of our reported $0.08 per diluted share and our weighted average number of shares would have increased by approximately 52 million shares.

      In December 2004, the FASB issued its final standard on accounting for employee stock options, SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS Nos. 123 and supercedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all companies to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments to the statement of operations over the service period. SFAS No. 123(R) is effective beginning for interim or annual periods beginning after June  15, 2005, which would be our fourth fiscal quarter of fiscal 2005. We are in the process of determining the impact SFAS No. 123(R) will have on our consolidated financial statements.

Risk Factors

Our NetWare revenue stream continues to deteriorate.

      We have been selling and upgrading NetWare for many years, sales of which have been declining. Overall, NetWare license and maintenance revenue of our business declined by $36 million in fiscal 2004, excluding the impact of favorable foreign exchange rates. Our next generations of NetWare enterprise-ready operating system and services, Open Enterprise Server, will give customers the opportunity to choose between a NetWare operating system and a Linux operating system, providing NetWare customers a means to migrate to Linux and open source solutions while maintaining enterprise-class functionality to which they have become accustomed. Our goal is that by providing a migration strategy, we will retain existing NetWare customers and gain new customers who are looking for the additional benefits that open source has to offer. If this strategy is unsuccessful, our NetWare revenue stream will deteriorate faster than the growth of revenue streams from our other products.

We had net losses in fiscal years 2002 and 2003 and may not maintain profitability.

      We had net losses of $161.9 million in 2003 and $246.8 million in 2002. Although we generated net income of $57.2 million in 2004, we cannot be certain that we will generate sufficient revenues to maintain profitability. If our revenues grow more slowly than we anticipate, or if our operating expenses increase more

Novell annual report 2004	37

than we expect or cannot be reduced in the event of lower revenues, our business will be materially and adversely affected.

If our identity management and cross-platform services solutions do not grow at the rate we anticipate, our growth will be negatively impacted.

      Our product strategy focuses on two specific areas: identity management and web services solutions, and cross-platform services solutions with a specific emphasis on open source platforms. We have focused on these offerings because we believe that identity driven solutions and open source platforms are two of the fastest growing segments in our industry, and we believe that they represent the best opportunity for us to profitably grow our revenues. Our ability to achieve success with this strategy is dependent on a number of factors including, but not limited to, the following:

•	the growth of these markets;

•	development of key product solutions and upgrades;

•	the acceptance of these solutions by clients, particularly enterprise companies;

•	enticing customers to upgrade from older versions of our products to newer versions;

•	successfully selling technical support and other Novell solutions to our maintenance customers of our open source products; and

•	the acceptance of those products by large industry partners and major accounts.

We may not be able to successfully compete in a challenging market for computer software and consulting services.

      The industries we compete in are highly competitive. We expect competition to continue to increase both from existing competitors and new market entrants. Competitors of our identity management and web services solutions and cross-platform solutions include Microsoft, IBM, Sun, HP, Altiris, and Computer Associates. Our primary competitor in the North America Linux market is Red Hat. Competitors of our worldwide services group include IBM, Accenture, HP, CSC and Capgemini. Competitors of our Celerant consulting segment include A.T. Kearney, McKinsey & Co., IBM Global Services, Capgemini, and The Management Consulting Group. Many of our competitors have greater financial, technical and marketing resources than we have. We believe that competitive factors common to all of our segments include:

•	the pricing of our products and services and the pricing strategies of our competitors;

•	the timing and market acceptance of new solutions developed by us and our competitors;

•	brand and product awareness;

•	the performance, reliability and security of our products;

•	the ability to preserve our legacy customer base;

•	our ability to establish and maintain key strategic relationships with distributors, resellers and other partners; and

•	our ability to attract and retain highly qualified development, consulting and managerial personnel.

If third parties claim that we infringed upon their intellectual property, our ability to use some technologies and products could be limited and we may incur significant costs to resolve these claims.

      Litigation regarding intellectual property rights is common in the software industry. We have from time to time received letters or been the subject of claims suggesting that we are infringing upon the intellectual

38	Novell annual report 2004

rights of others. In addition, we have faced and expect to continue to face from time to time disputes over rights and obligations concerning intellectual property. The cost and time of defending ourselves can be significant. If an infringement claim is successful, we and our customers may be required to obtain one or more licenses from third parties, and we may be obligated to pay or reimburse our customers for monetary damages. In such instances, we or our customers may not be able to obtain necessary licenses from third parties at a reasonable cost or at all, and may face delays in product shipment while developing or arranging for alternative technologies, which could adversely affect our operating results.

In the event claims for indemnification are brought for intellectual property infringement, we could incur significant expenses, thereby adversely affecting our results of operations.

      We indemnify customers against certain claims that our products infringe upon the intellectual property rights of others. Additionally, under our Novell Linux Indemnification Program, we offer indemnification for copyright infringement claims made by third parties against registered Novell customers who obtain SUSE LINUX Enterprise Server 8, SUSE LINUX Enterprise Server 9, SUSE LINUX Retail Solution, and Novell Linux Desktop, and who, after January 12, 2004, obtain upgrade protection and a qualifying technical support contract from us or a participating channel partner. Although indemnification programs for proprietary software are common in our industry, indemnification programs that cover open source software are not. For example, SCO has brought claims against two end users of Linux and has threatened to bring claims against other end users of Linux arising out of the facts alleged in SCO’s lawsuit against IBM and in SCO’s public statements. In the event that claims for indemnification are brought for intellectual property infringement, we could incur significant expense reimbursing customers for their legal costs and, in the event those claims are successful, for damages.

Legal actions being taken by SCO could adversely affect our revenues and business plan if these legal actions cause a reduction in demand for our SUSE LINUX and Ximian products.

      SCO filed a legal action in March 2003 against IBM alleging, among other things, that Linux is an unauthorized derivative of UNIX and that portions of UNIX intellectual property that SCO alleges it owns have been included in the Linux operating system without authorization. In addition, SCO has warned that legal liability for the use of Linux may extend to commercial users, has threatened users with litigation and sought licensing fees from them, and more recently has filed Linux related suits against other parties. As discussed below, SCO has sued Novell for slander of title relating to disputes about whether Novell or SCO owns the copyrights to UNIX, on which some of SCO’s Linux-related claims depend. It is possible that SCO’s actions may reduce general demand for Linux and Linux related products and services. In this event, demand for our Linux (or open-source) products and services could decrease, thereby reducing revenue, and would otherwise adversely affect our business since we have made a strategic decision to become active in the Linux market.

A lawsuit filed against us by SCO could result in a substantial judgment against us and adversely affect our revenues and business plan if they are successful.

      In January 2004, SCO filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. We removed the claim to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare have harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. The District Court dismissed the original complaint, but allowed SCO an opportunity to file an amended complaint, which SCO did in July 2004. As with the original complaint, SCO is again seeking to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights and to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights

Novell annual report 2004	39

and to pay actual, special and punitive damages in an amount to be proven at trial. We have again sought to dismiss SCO’s amended complaint. Our revenues and business plan could be adversely affected if SCO is ultimately successful.

We have experienced delays in the introduction of new products due to various factors, resulting in lost revenue.

      We have in the past experienced delays in the introduction of new products due to a number of factors, including the complexity of software products, the need for extensive testing of software to ensure compatibility of new releases with a wide variety of application software and hardware devices, the need to “debug” products prior to extensive distribution, and with regard to our open-source products, our increasing reliance on the work of third parties not employed by Novell. Additionally, our open source offerings depend to a large extent on the efforts of developers not employed by us for the creation and update of open source technologies. For example, Linus Torvalds, the original developer of the Linux kernel, and a small group of engineers, many of whom are not employed by us, are primarily responsible for the development and evolution of the Linux kernel that is a key component of our Open Enterprise Server offering. The timing and nature of new releases of the Linux kernel are controlled by these third parties. Delays in developing, completing, or shipping new or enhanced products could result in delayed or reduced revenues for those products and could adversely impact customer acceptance of those offerings.

We benefit from the open source contributions of third-party programmers and corporations, and if they cease to make these contributions, our product strategy could be adversely affected.

      Our open source offerings depend to a large extent on the efforts of developers not employed by us for the creation and update of open source technologies. Also, we and many other corporations contribute software into the open source movement. If key members, or a significant percentage, of this group of developers or corporations decides to cease development of the Linux kernel or other open source applications, we would have to either rely on another party (or parties) to develop these technologies, develop them ourselves or adapt our product strategy accordingly. This could increase our development expenses, delay our product releases and upgrades or adversely impact customer acceptance of open source offerings.

We may not be able to attract and retain qualified personnel because of the intense competition for qualified personnel in the computer and consulting industries.

      Our ability to maintain our competitive technological position depends, in large part, on our ability to attract and retain highly qualified development, consulting, and managerial personnel. Competition for personnel of the highest caliber is intense in the software and consulting industries. The loss of certain key individuals, or a significant group of key personnel, would adversely affect our performance. The failure to successfully hire suitable replacements in a timely manner could have a material adverse effect on our business.

If our relationships with other IT services organizations become impaired we could lose business.

      We maintain relationships with IT services organizations that recommend, design and implement solutions for their customers’ businesses that include our products. Any of these organizations could decide at any time to not continue to do business with us or to not recommend our products. A change in the willingness of these IT service organizations to do business with us or recommend our products could result in lower revenues.

40	Novell annual report 2004

The success of our acquisitions is dependent on our ability to integrate personnel, operations and technology, and if we are not successful, our revenue will not grow at the rate we anticipate.

      Achieving the benefits of acquisitions will depend in part on the successful integration of personnel, operations and technology. The integration of acquisitions will be subject to risks and will require significant expenditure of time and resources. The challenges involved in integrating acquisitions include the following:

•	obtaining synergies from the companies’ organizations;

•	obtaining synergies from the companies’ service and product offerings effectively and quickly;

•	bringing together marketing efforts so that the market receives useful information about the combined companies and their products;

•	coordinating sales efforts so that customers can do business easily with the combined companies;

•	integrating product offerings, technology, back office, human resources, accounting and financial systems;

•	assimilating employees who come from diverse corporate cultural backgrounds into a common business culture revolving around our solutions offerings; and

•	retaining key officers and employees who possess the necessary skills and experience to quickly and effectively transition and integrate the businesses.

      Failure to effectively and timely complete the integration of acquisitions could materially harm the business and operating results of the combined companies. In addition, goodwill related to any acquisitions could become impaired. Furthermore, we may assume significant liabilities in connection with acquisitions we make or become responsible for liabilities of the acquired businesses.

Our financial and operating results may vary and may fall below analysts’ estimates, which may cause the price of our common stock to decline.

      We do not currently provide estimates of our revenues or results of operations for future periods. Our operating results may fluctuate from quarter to quarter due to a variety of factors including, but not limited to:

•	timing of orders from customers and shipments to customers;

•	impact of foreign currency exchange rates on the price of our products in international locations;

•	inability to respond to the decline in revenue through the distribution channel;

•	inability to deliver solutions as expected by our customers and systems integration partners.

      In addition, we often experience a higher volume of revenue at the end of each quarter and during the fourth quarter of our fiscal year. Because of this, fixed costs that are out of line with revenue levels may not be detected until late in any given quarter and results of operations could be adversely affected.

      Due to these factors or other unanticipated events, quarter-to-quarter comparisons of our operating results may not be reliable indicators of our future performance. In addition, from time to time our quarterly financial results may fall below the expectations of the securities and industry analysts who publish reports on our company, or of investors generally. This could cause the market price of our securities to decline, perhaps significantly.

Novell annual report 2004	41

We face increased risks in conducting a global business.

      We are a global corporation with offices and subsidiaries around the world and, as such, we face risks in doing business abroad that we do not face domestically. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

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

We may not be able to protect our confidential information, and this could adversely affect our business.

      We generally enter into contractual relationships with our employees that protect our confidential information. The misappropriation of our trade secrets or other proprietary information could seriously harm our business. In addition, we may not be able to timely detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. In the event we are unable to enforce these contractual obligations and our intellectual property rights, our business could be adversely affected.

Some of our short-term, long-term, and venture capital fund investments have become impaired and additional investments could become impaired.

      Our investment portfolio includes investments in public equity securities, small capitalization stocks in the high-technology industry sector, private companies, and funds managed by venture capitalists. Many of these investments might become other-than-temporarily impaired. During our fiscal years ended October 31, 2004 and 2003, we recorded impairment charges of $5 million and $35 million, respectively, related to some of the investments in our portfolio whose market value had experienced an other-than-temporary decline. As of October 31, 2004, we had net unrealized gains, net of taxes, on investments totaling approximately $0.1 million. If the funds in which we have invested suffer poor financial performance, or if the private companies in which we have invested are not successfully acquired or undertake initial public offerings, the value of our investments may decrease further.

Our consulting services contracts contain pricing risks and, if our estimates prove inaccurate, we could lose money.

      Our IT and Celerant consulting businesses derive a portion of their revenue from fixed-price, fixed-time contracts. Because of the complex nature of the services provided, it is sometimes difficult to accurately estimate the cost, scope and duration of particular client engagements. If we do not accurately estimate the resources required for a project, do not accurately assess the scope of work associated with a project, do not manage the project properly, or do not satisfy our obligations in a manner consistent with the contract, then our costs to complete the project could increase substantially. We have occasionally had to commit unanticipated additional resources to complete projects, and may have to take similar action in the future. We may not be compensated for these additional costs or the commitment of these additional resources.

42	Novell annual report 2004

Additionally, our Celerant consulting business derives revenue from projects priced on a contingency basis. If results are not met, or if a dispute arises, we may not be able to realize a potentially large amount of revenue.

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

Recent changes in the accounting treatment of the Debentures may cause us to report significant dilution of our earnings per share.

      In November 2004, the EITF reached a final conclusion on Issue 04-8 that changed the accounting treatment for contingent convertible debt, including the Debentures. As a result, the shares of common stock issuable upon conversion of the Debentures must be included in any calculation of earnings per share on a fully diluted basis. This change has retroactive effect and will cause us to report, in our Form 10-Q for our first quarter of fiscal 2005, significant dilution of our earnings per share reflecting the shares of our common stock underlying the outstanding Debentures. Our stock price may suffer due to the report of lower earnings per share.

Conversion of the Debentures into shares of our common stock will dilute the ownership interests of existing stockholders.

      The conversion of some or all of the Debentures into shares of common stock will dilute the ownership interest of existing common stockholders. Any large volume sales in the public market of the common stock issued upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Debentures may encourage short selling by market participants because the conversion of the Debentures could depress the price of our common stock.

Novell annual report 2004	43

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of these risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at October 31, 2004.

Interest Rate Risk

      The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our strategy is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximately $2.1 million decrease (less than 0.5%) in the fair value of our available-for-sale securities.

Market Risk

      We also hold available-for-sale equity securities in our short-term investment portfolio. As of October 31, 2004, gross unrealized gains, before tax effect on the short-term public equity securities totaled $0.6 million. A reduction in prices of 10% of these short-term equity securities would result in approximately a $0.5 million decrease (less than 0.5%) in the fair value of our short-term investments.

      In addition, we invest in equity securities issued by privately-held companies that are included in our long-term portfolio of investments, primarily for the promotion of business and strategic objectives. These investments are generally in thinly capitalized companies in the high-technology industry sector or venture capital funds. Because of the nature of these investments, we are exposed to equity price risks. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in equity prices of long-term equity securities would result in an approximate $5.5 million decrease in the fair value of our long-term securities.

Foreign Currency Risk

      We use derivatives to hedge those net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the U.S., impact our consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we did not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $3.6 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

      All of the potential changes noted above are based on sensitivity analyses performed on our financial position at October 31, 2004. Actual results may differ materially.

44	Novell annual report 2004

Item 8.     Financial Statements and Supplementary Data

Novell, Inc.

Novell annual report 2004	45

NOVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2004	2003	2002

Net revenue:
New software licenses	$238,419	$265,256	$319,281
Maintenance and services	927,498	840,240	815,039

Total net revenue	1,165,917	1,105,496	1,134,320

Cost of revenue:
New software licenses	23,478	31,773	31,175
Maintenance and services	392,201	406,945	418,243

Total cost of revenue	415,679	438,718	449,418

Gross profit	750,238	666,778	684,902

Operating expenses:
Sales and marketing	362,569	380,826	358,742
Product development	198,614	183,758	169,247
General and administrative	102,437	110,963	122,588
Restructuring expenses	22,903	43,067	19,100
Purchased in-process research and development	—	920	3,000
(Gain on sale) impairment of property, plant and equipment	(1,977)	(24,934)	80,350

Total operating expenses	684,546	694,600	753,027

Income (loss) from operations	65,692	(27,822)	(68,125)

Other income (expense):
Investment income	23,401	13,033	24,654
Impairment of investments	(5,415)	(34,735)	(57,572)
Other, net	(8,704)	(5,486)	8,818

Other income (expense), net	9,282	(27,188)	(24,100)

Income (loss) before taxes	74,974	(55,010)	(92,225)
Income tax expense	17,786	106,894	10,896

Income (loss) before accounting change	57,188	(161,904)	(103,121)
Cumulative effect of accounting change, net of taxes	—	—	(143,702)

Net income (loss)	57,188	(161,904)	(246,823)
Deemed dividend related to beneficial conversion feature of preferred stock	(25,680)	—	—
Preferred stock dividends	(416)	—	—

Net income (loss) available to common stockholders	$31,092	$(161,904)	$(246,823)

Weighted-average shares outstanding:
Basic	381,100	370,545	363,569
Diluted	390,879	370,545	363,569
Net income (loss) per common share, basic and diluted:
Before cumulative effect of accounting change	$0.08	$(0.44)	$(0.28)
Cumulative effect of accounting change, net of taxes	—	—	(0.40)

Net income (loss) per common share, basic and diluted	$0.08	$(0.44)	$(0.68)

See notes to consolidated financial statements.

46	Novell annual report 2004

NOVELL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	October 31,	October 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$434,404	$366,932
Short-term investments	777,063	384,920
Receivables (net of allowances of $24,396 and $26,852 at October 31, 2004 and 2003, respectively)	269,431	232,492
Prepaid expenses	25,190	23,005
Other current assets	28,846	23,204

Total current assets	1,534,934	1,030,553
Property, plant and equipment, net	231,468	255,526
Long-term investments	55,986	50,948
Goodwill	391,088	213,300
Intangible assets, net	48,616	10,800
Other assets	29,456	6,526

Total assets	$2,291,548	$1,567,653

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,956	$50,258
Accrued compensation	126,612	101,164
Other accrued liabilities	98,983	117,073
Income taxes payable	37,077	35,493
Deferred revenue	374,186	322,470

Total current liabilities	692,814	626,458
Deferred income taxes	3,855	—
Senior convertible debentures	600,000	—

Total liabilities	1,296,669	626,458

Minority interests	6,515	6,725

Redeemable securities:
Series B preferred stock, $.10 par value, Authorized — 1,000 shares;
Outstanding — 500 and no shares at October 31, 2004 and 2003, respectively (at redemption value)	25,000	—

Stockholders’ equity:
Series A preferred stock, $.10 par value,
Authorized — 499,000 shares; no shares issued	—	—
Common stock, par value $.10 per share, Authorized — 600,000,000 shares;
Issued — 393,061,385 and 376,460,107 shares at October 31, 2004 and 2003, respectively, Outstanding — 377,874,351 and 376,460,107 shares at October 31, 2004 and 2003, respectively	39,306	37,646
Additional paid-in capital	431,102	319,016
Treasury stock, at cost — 15,187,034 and no shares at October 31, 2004 and 2003, respectively	(124,989)	—
Retained earnings	607,851	576,759
Accumulated other comprehensive income	16,180	7,068
Other	(6,086)	(6,019)

Total stockholders’ equity	963,364	934,470

Total liabilities, redeemable securities and stockholders’ equity	$2,291,548	$1,567,653

See notes to consolidated financial statements.

Novell annual report 2004	47

NOVELL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

							Accumulated
	Common	Common	Treasury	Treasury	Additional		Other
	Stock	Stock	Stock	Stock	Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Other	Total

Balance at October 31, 2001	362,341	$36,234	—	$—	$256,332	$985,486	$2,455	$(9,840)	$1,270,667
Stock issued from stock plans	5,737	574	—	—	13,780	—	—	(1,254)	13,100
Stock options issued for acquisition	—	—	—	—	28,583	—	—	(4,826)	23,757
Shares cancelled	(540)	(55)	—	—	(1,556)	—	—	1,697	86
Amortization of unearned stock compensation	—	—	—	—	—	—	—	7,153	7,153
Change in unrealized gain on investments, net of tax	—	—	—	—	—	—	(2,828)	—	(2,828)
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	430	—	430
Net loss	—	—	—	—	—	(246,823)	—	—	(246,823)

Comprehensive loss	—	—	—	—	—	—	—	—	(249,221)

Balance at October 31, 2002	367,538	36,753	—	—	297,139	738,663	57	(7,070)	1,065,542
Stock issued from stock plans	9,008	902	—	—	22,499	—	—	(2,872)	20,529
Shares cancelled	(86)	(9)	—	—	(622)	—	—	232	(399)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	3,691	3,691
Change in unrealized gain on investments, net of tax	—	—	—	—	—	—	(705)	—	(705)
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	7,716	—	7,716
Net loss	—	—	—	—	—	(161,904)	—	—	(161,904)

Comprehensive loss	—	—	—	—	—	—	—	—	(154,893)

Balance at October 31, 2003	376,460	37,646	—	—	319,016	576,759	7,068	(6,019)	934,470
Stock issued from stock plans	12,757	1,276	1	11	63,101	—	—	(5,452)	58,936
Stock issued for conversion of preferred stock	4,000	400	—	—	24,600	—	—	—	25,000
Shares repurchased	—	—	(15,188)	(125,000)	—	—	—	—	(125,000)
Shares cancelled	(156)	(16)	—	—	(1,295)	—	—	537	(774)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	4,848	4,848
Beneficial conversion feature	—	—	—	—	25,680	(25,680)	—	—	—
Dividends on preferred stock	—	—	—	—	—	(416)	—	—	(416)
Change in unrealized gain on investments, net of tax	—	—	—	—	—	—	(1,352)	—	(1,352)
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	11,720	—	11,720
Change in minimum pension liability	—	—	—	—	—	—	(1,256)	—	(1,256)
Net income	—	—	—	—	—	57,188	—	—	57,188

Comprehensive income	—	—	—	—	—	—	—	—	66,301

Balance at October 31, 2004	393,061	$39,306	(15,187)	$(124,989)	$431,102	$607,851	$16,180	$(6,086)	$963,364

See notes to consolidated financial statements.

48	Novell annual report 2004

NOVELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2004	2003	2002

Cash flows from operating activities
Net income (loss)	$57,188	$(161,904)	$(246,823)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,482	61,058	68,785
Gain on sale of property, plant and equipment	(1,639)	(25,299)	(8,762)
Gain on sale of long-term investments	(1,567)	—	—
Impairment of goodwill and intangible assets, net of tax	—	13,935	143,702
Impairment of investments and property, plant and equipment	5,415	34,735	137,922
Purchased in-process research and development	—	920	3,000
Changes in current assets and liabilities, excluding the effect of acquisitions:
Receivables, net	(25,250)	(17,215)	18,599
Prepaid expenses	(1,467)	1,135	7,580
Deferred income taxes	870	105,277	(14,035)
Other current assets	(3,069)	368	7,741
Deferred revenue	43,261	47,195	32,083
Accounts payable	2,492	(7,213)	(23,386)
Accrued liabilities	(10,619)	2,014	(74,932)

Net cash provided by operating activities	119,097	55,006	51,474

Cash flows from financing activities
Issuance of common stock, net	58,162	20,130	13,186
Issuance of convertible preferred stock	50,000	—	—
Issuance of senior convertible debentures	600,000	—	—
Payment of issuance costs on senior convertible debentures	(14,850)	—	—
Payment of cash dividends on preferred stock	(292)	—	—
Repurchases of common stock, held in treasury	(125,000)	—	—

Net cash provided by financing activities	568,020	20,130	13,186

Cash flows from investing activities
Purchases of property, plant and equipment	(26,997)	(39,468)	(27,610)
Proceeds from the sale of property, plant and equipment	4,951	125,000	16,050
Purchases of short-term investments	(999,078)	(727,817)	(549,008)
Maturities of short-term investments	160,611	117,485	262,974
Sales of short-term investments	444,972	396,462	477,313
Proceeds from sale of long-term investments	1,567
Cash paid for acquisition of Salmon, net of cash acquired	(5,322)	—	—
Cash paid for acquisition of SUSE, net of cash acquired	(200,298)	—	—
Cash paid for acquisition of Ximian, net of cash acquired	—	(40,046)	—
Cash paid for acquisition of SilverStream, net of cash acquired	—	—	(102,975)
Cash paid for acquisition of Volera minority interest	—	(1,050)	(3,500)
Purchases of long-term investments	(12,702)	(14,322)	(26,143)
Other	12,651	11,565	14,299

Net cash (used in) provided by investing activities	(619,645)	(172,191)	61,400

Total increase (decrease) in cash and cash equivalents	67,472	(97,055)	126,060
Cash and cash equivalents — beginning of period	366,932	463,987	337,927

Cash and cash equivalents — end of period	$434,404	$366,932	$463,987

Supplemental disclosures of cash and non-cash financing and investing activities:
Deemed dividend related to beneficial conversion feature of Series B preferred stock	$25,680	$—	$—
Conversion of Series B preferred stock	25,000	—	—
Issuance of notes receivable for sale of property, plant and equipment	9,935	—	—
Cash paid for interest	—	—	—
Cash paid for income taxes	$11,212	$17,806	$20,514

See notes to consolidated financial statements.

Novell annual report 2004	49

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004

A. Summary of Business Operations

      Novell is a leading provider of information solutions, a position we have been in since 1983. We provide identity management and web services solutions and cross-platform solutions on several operating systems, including Linux, NetWare, Windows, and Unix. All of our solutions are supported by our worldwide services, including consulting, training and technical services. Through these solutions, our customers can deliver information or system resources from diverse sources, regardless of how they are implemented and regardless of how they connect, in a secure and personalized way. We create value for our customers by reducing the cost, complexity and vulnerability of today’s information environments, allowing them to optimize the performance of the resources and assets that they employ. With approximately 6,000 employees globally, we serve customers all over the world.

      We deliver this value to our customers by developing, maintaining and delivering the following four solution categories:

      Identity management and web services solutions. Our identity management and web services products include applications that offer a full suite of capabilities, including the following:

•	secure authentication and authorization services;

•	single sign-on;

•	provisioning capabilities; and

•	portal and web services application infrastructure.

      We believe that customers have recognized the need to manage the access, utilization and optimization of assets through information systems that can understand, implement and administer business policies, not only within organizations, but also between organizations and their customers and trading partners. Our web services solutions enable organizations to balance growing user demands for services and information with the organization’s demands for increased security. Through identity management and web services, customers can integrate business processes and systems, extending them within and across enterprise boundaries to interact with customers, employees, suppliers and partners. This affords organizations the opportunity to make changes to their business operations without incurring the cost of constantly changing their underlying application software. These identity-based technologies not only regulate access to information and applications, but are also increasingly becoming core components of numerous other products such as mobile phones and other digital devices. Our strategy has been to develop identity management technologies as a set of discrete services to accelerate time to value, as opposed to the use of a single monolithic application that can take years to implement and deploy.

      Cross-platform solutions. We offer two major operating system platforms, NetWare and SUSE LINUX, in support of our cross-platform solutions. Our solutions offer an enterprise-ready, scalable approach to networking and collaboration services — including file, print, messaging, scheduling and workspace. In addition, our identity-driven, directory-based management modules allow customers to manage their computing environment from a single, central location. Our products are designed to operate within existing heterogeneous computing environments as well as to provide tools and strategies to allow easy migration between platforms to fit better with our customers’ technology plans.

50	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A major focus of our cross-platform solutions is to embrace and promote open source computing. Open source is a term used to describe software source code that generally allows free use, modification, and distribution of source code, subject to certain conditions. Open source software is generally built by a community of developers, many of whom are unaffiliated with each other. Corporations also fund open source projects or contribute code into open source to further assist the development efforts. We believe that a major shift toward open source software is underway as companies are more critically evaluating the cost effectiveness of their information technology (“IT”) investments, are intrigued about having access to the source code, and are looking for ways to avoid vendor lock-in.

      We believe that we are uniquely positioned to drive the transition to greater use of open source software, as well as to benefit from this trend. Widespread adoption of Linux and open source software was initially hindered by weak technical support and a lack of applications, shortcomings that we are particularly well positioned to address. We leverage our financial stability, experience, and global support capabilities to help our customers integrate Linux and other open source software into their existing IT environments. While the flexibility and cost savings of Linux and open source have made it attractive to enterprise customers, we believe these businesses look to proprietary software vendors to provide applications, management and security. With our SUSE LINUX open source platform and our other cross-platform solutions, our customers can deploy the best of closed and open source software that many businesses find more attractive. As an example, our GroupWise product now allows customers to collaborate seamlessly across their Windows and Linux environments. We also provide solutions allowing IT managers to centrally control Linux, NetWare and Windows systems in a consistent and straightforward way.

      Worldwide services. We provide worldwide IT consulting, training and support services to address our customers’ needs. Our worldwide IT consulting practice provides the business knowledge and technical expertise to help our customers implement and achieve maximum benefit from our products and solutions. We also offer open source and identity driven services that are focused to aid our clients in rapidly integrating applications or migrating existing platforms to Linux.

      Through our training services, we offer skills assessments, advanced technical training courses, and customized training directly and through authorized training service partners. We also offer testing and certification programs to systems administrators, engineers, salespeople, and instructors on a wide variety of technologies, including Linux. Over a decade ago, we introduced the concept of software engineer certifications. Building on this program, we introduced our Novell Certified Linux Engineer and Novell Certified Linux Professional programs to accelerate the adoption of Linux and open source in the enterprise.

      We provide our customers with a global support structure covering proprietary and open source technical support. We deliver our technical support services through a variety of channels, including on-site dedicated resources as well as through telephone, web, e-mail, and remote systems management.

      Celerant Consulting. Celerant, a majority-owned subsidiary of Novell, provides value-based, operational strategy and implementation consulting services to a wide variety of customers mainly in Europe and the United States. Celerant specializes in improving the value derived from existing business processes by accelerating time to value and eliminating non-value creating activities.

      We are subject to a number of risks similar to those of other companies of similar size in our industry, including a recent history of pre-tax losses, rapid technological changes, competition, limited number of suppliers, customer concentration, integration of acquisitions, government regulations, management of international activities and dependence on key individuals.

Novell annual report 2004	51

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

B. Summary of Significant Accounting Policies

      The accompanying consolidated financial statements reflect the application of significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements.

          Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Novell, Inc., its subsidiaries and majority-owned joint ventures. All material inter-company accounts and transactions have been eliminated in consolidation.

          Management’s Estimates and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

          Reclassifications

Certain amounts reported in prior years have been reclassified from what was previously reported to conform to the current year’s presentation.

          Foreign Currency Translation

Due to increased activity in non-U.S. dollar currencies, beginning November 1, 2002, we determined the functional currency of all of our international subsidiaries, except for our Irish subsidiaries and a German holding company, to be the local currency. In our Irish subsidiary and German holding company, the functional currency is the U.S. dollar. These subsidiaries generate and expend cash primarily in their respective local currencies. Assets and liabilities of these subsidiaries are translated at current month-end exchange rates. Revenue and expenses are translated monthly at the average monthly exchange rate. Translation adjustments are recorded in accumulated other comprehensive income. Previously, the functional currency of our international subsidiaries, except Novell Japan, Novell India, and the international subsidiaries of Cambridge Technology Partners (“Cambridge”) and SilverStream Software, Inc. (“SilverStream”), was the U.S. dollar. All transaction gains and losses are reported in other income (expense). Foreign exchange resulted in a loss of $5.0 million and $3.0 million, respectively, during fiscal 2004 and 2003, and a gain of $0.3 million in fiscal 2002.

          Cash, Cash Equivalents and Short-Term Investments

We consider all investments purchased with an initial term to maturity of three months or less to be cash equivalents. All auction market securities are classified as short-term investments. Short-term investments are diversified, primarily consisting of investment grade securities that either mature within the next 12 months or have other characteristics of short-term investments. All of our auction market securities have auction dates within at least 6 months of the prior auction date. Our fixed income securities have maturities, puts, announced calls, auctions, or resets ranging from zero to seven years. These securities are available to be used for current operations and thus are classified as short-term investments, even though some maturities may extend beyond one year.

52	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All marketable debt and equity securities that are included in cash and short-term investments are considered available-for-sale and are carried at fair value. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income, net of tax, after any applicable tax valuation allowances (see Note U). Fair values are based on quoted market prices where available. If quoted market prices are not available, as in the case of municipal debt securities, we use third-party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. When securities are sold, their cost is determined based on the specific identification method.

          Concentrations of Credit Risk

Financial instruments that subject us to credit risk primarily consist of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, and amounts due under subleases. Our credit risk is managed by investing cash and cash equivalents in high-quality money market instruments and securities of the U.S. government and its agencies. Accounts receivable include amounts owed by geographically dispersed end users, distributors, resellers, and original equipment manufacturer (“OEM”) customers. No collateral is required. We provide a standard right of return of 30 days. Provisions are made for sales returns and bad debts and are based on historical experience and on specific customer situations. Accounts receivable are not sold or factored. There were no customers with outstanding receivable balances greater than 10% of total accounts receivable at October 31, 2004 or 2003. We generally have not experienced any material losses related to receivables from individual customers or groups of customers. Due to these factors, no significant additional credit risk, beyond amounts provided for, is believed by management to be inherent in our accounts receivable. Our long-term notes receivable in the amount of $9.8 million is secured by collateral. Our subleases are with many different parties and thus no concentration of credit risk exists at October 31, 2004.

During the years ended October 31, 2004, 2003 and 2002 there were no customers who accounted for more than 10% of total net revenue.

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

Novell annual report 2004	53

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          Disclosure of Fair Value of Financial Instruments

Our financial instruments mainly consist of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, long-term investments, accounts payable, and senior convertible debentures. The carrying amounts of our cash equivalents and short-term investments, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Long-term investments are accounted for initially at cost. The Company periodically reviews the realizability of each long-term investment when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the value of the investments is deemed to exist, the carrying value of the investment is written down to its estimated fair value. We consider an impairment to be other than temporary when market evidence or issuer-specific knowledge does not reflect long-term growth to support current carrying values. As of October 31, 2004 and 2003, we did not hold any publicly-traded long-term equity securities. Our long-term notes receivable and senior convertible debentures have interest rates that approximate current market rates; therefore the carrying value of the both approximate fair value.

          Revenue

Our revenue is derived primarily from the sale of software licenses and maintenance, technical support, training, and consulting services. Revenue is recognized in accordance with the requirements of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” Under SOP 97-2, when an arrangement does not require significant production, modification or customization of the software, revenue is recognized when the following four criteria are met:

•	Persuasive evidence of an arrangement exists — We require evidence of an agreement with a customer specifying the terms and conditions of the products or services to be delivered.

•	Delivery has occurred — For software licenses, delivery takes place when the customer is given access to the software programs. For services, delivery takes place as the services are provided.

•	The fee is fixed or determinable — Fees are fixed or determinable if they are not subject to a refund or cancellation and do not have payment terms that exceed our standard terms.

•	Collectibility is probable — We perform a credit review of all customers with significant transactions to determine whether a customer is credit-worthy and collectibility is probable.

Revenue from software license fees is generally recognized upon delivery of the software. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. Allowances for estimated sales returns and allowances are recorded in the same period as the related revenue. We recognize revenue on the sale of shrink-wrapped box products through our distributor channel on a sell-through basis.

Revenue from maintenance contracts, subscription agreements, support, and other similar services, is recognized as services are performed over the term of the performance period. Certain sales require continuing service, support, and performance by us, and accordingly, a portion of the revenue is deferred until the future service, support, and performance are provided.

Consulting project contracts are either time-and-materials or fixed-price contracts. Revenue from consulting projects is recognized only if a signed contract exists, the fee is fixed or determinable, and collection of the resulting receivable is probable. Revenue from time-and-materials contracts is recog-

54	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nized as the services are performed. Revenue from fixed-price contracts is recognized using the proportional performance method, using the estimated time-to-completion to measure the percent complete. The cumulative impact of any revision in estimates of the percent complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known.

Many of our software arrangements include multiple elements, such as product upgrade protection, software support services, consulting, and training, in addition to software licenses and maintenance. These multiple element arrangements are accounted for using a proportional method of accounting in which we allocate revenue to each element of the transaction based upon the relative fair values of the elements, which may include software products, product upgrade protection, software support services, consulting, and training. Fair value is determined by Novell-specific objective evidence of the price charged to other customers when each element is sold separately. We have established sufficient Novell-specific objective evidence of the fair value of all elements of a multiple element arrangement.

Services revenue includes reimbursable expenses charged to our clients.

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

          Cost of Revenue

Amortization charges for product and services related intangible assets are recorded as a cost of revenue in the statements of operations.

          Expenses

Product development costs are expensed as incurred. Due to the use of the working model approach, capitalized development costs have not been material.

Advertising costs are expensed as incurred. Advertising expenses totaled $10.6 million, $37.5 million, and $19.5 million, in fiscal 2004, 2003, and 2002, respectively.

          Stock-Based Compensation

We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We apply the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” We account for stock-based awards issued to non-employees using the fair value model as defined by SFAS No. 123.

Novell annual report 2004	55

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At October 31, 2004, we had authorized several stock-based compensation plans which are more fully described in Note R. Under these plans, options to purchase shares of our common stock could be granted to employees, consultants, and outside directors. Under the intrinsic value method, compensation expense is calculated based on the difference between the fair value of our common stock and the option exercise price at the date of grant. We generally grant employee stock options with an exercise price equal to the fair value of our common stock. If compensation expense for our stock-based compensation had been determined based on the fair value of the stock grants, our net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2004	2003	2002

	(Amounts in thousands,
	except per share amounts)
Net income (loss) available to common stockholders:
As reported	$31,092	$(161,904)	$(246,823)
Less: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(51,436)	(28,753)	(63,086)
Add: total stock-based compensation expense recorded in the statement of operations	4,940	3,445	7,534

Pro forma	$(15,404)	$(187,212)	$(302,375)

Net income (loss) per common share:
As reported basic and diluted	$0.08	$(0.44)	$(0.68)
Pro forma basic and diluted	$(0.04)	$(0.51)	$(0.83)

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004, 2003, and 2002: a risk-free interest rate of approximately 2.8% for fiscal 2004, 2.8% for fiscal 2003, and 3.6% for fiscal 2002; a dividend yield of 0.0% for all years; a weighted-average expected life of 3.75 years for fiscal 2004 and five years for fiscal 2003 and 2002; and a volatility factor of the expected market price of our common stock of 0.77 for fiscal 2004, 0.85 for fiscal 2003, and 0.87 for fiscal 2002. The weighted-average fair value of options granted in fiscal 2004, 2003, and 2002 was $5.63, $2.38, and $1.70, respectively.

We do not recognize compensation expense related to employee purchase rights under the Novell, Inc. 1989 Employee Stock Purchase Plan. Pro forma compensation expense is estimated for the fair value of the employees’ purchase rights using the Black-Scholes model with the following assumptions for the rights granted in fiscal 2004, 2003, and 2002: a dividend yield of 0.0% for all years; an expected life of six months for all years; an expected volatility factor of 0.77 for fiscal 2004, 0.85 for fiscal 2003, and 0.87 for fiscal 2002; and a risk-free interest rate of approximately 1.2% for fiscal 2004, 1.1% for fiscal 2003, and 1.5% for fiscal 2002. The weighted-average fair value of the purchase rights granted on April 19, 2004, October 20, 2003, May 7, 2003, October 21, 2002, April 22, 2002, and October 22, 2001, was $4.19, $2.19, $1.07, $0.93, $1.50, and $1.52, respectively.

56	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          Net Income (Loss) Per Share

Basic and diluted net income (loss) per share available to common stockholders is presented in conformity with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period and excludes the dilutive effects of common stock equivalents. Common stock equivalents include stock options and, in certain circumstances, convertible securities such as our senior convertible debentures and convertible Series B preferred stock. Diluted earnings per share includes the dilutive effect of common stock equivalents.

In March 2004, the EITF reached a final consensus on Issue 03-6, “Participating Securities and the Two — Class Method under FASB Statement 128. “Issue 03-6 requires the two-class method of calculating earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends of the company. Because the Series B preferred stock participates in dividends, we are required to use the two-class method of calculating earnings per share, effective in fiscal 2004 and retroactively for all prior periods. This change in computational methods had no impact on earnings per share for any period in fiscal 2004 or any prior period.

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

We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the year-end, the fair value of the derivatives as of October 31, 2004 is insignificant. Gains and losses recognized during the year on these foreign currency contracts are recorded as other income or expense and would generally be offset by corresponding losses or gains on the related hedged items, resulting in negligible net exposure to our financial statements.

          Recent Pronouncements

In November 2004, the EITF reached a final conclusion on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”. This issue addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share calculations. The EITF’s conclusion is that the market price trigger should be ignored and that these securities should be treated as convertible securities and included in diluted earnings per share regardless of whether the conversion contingencies have been met. The effect of Issue 04-8 is discussed in Note T.

In December 2004, the FASB issued its final standard on accounting for employee stock options, SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS Nos. 123 and supercedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all companies to measure compensation costs for all share-based payments, including stock

Novell annual report 2004	57

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options, at fair value and expense such payments to the statement of operations over the service period. SFAS No. 123(R) is effective beginning for interim or annual periods beginning after June 15, 2005, which would be our fourth fiscal quarter of fiscal 2005. We are in the process of determining the impact SFAS No. 123(R) will have on our consolidated financial statements.

C. Acquisitions

     Salmon Ltd.

      On July 19, 2004, we purchased all of the outstanding stock of Salmon Ltd. (“Salmon”), a privately-held information technology services and consulting firm headquartered in Watford, England, for approximately $8.2 million in cash, plus estimated merger and transaction costs of $0.6 million. In addition, we recorded a deferred income tax liability of $1.2 million resulting from the future tax consequences of the non-deductibility of identified intangible assets recorded in connection with this acquisition.

      The acquisition of Salmon enables us to expand our range of IT consulting services in the United Kingdom. Salmon’s results of operations have been included in the consolidated financial statements beginning on the acquisition date.

      The purchase price was preliminarily allocated as follows:

	Estimated
	Acquisition Cost	Asset Life

	(In thousands)
Fair value of net tangible assets acquired	$3,007	N/A
Identifiable intangible assets:
Customer relationships	3,417	3 years
Non-compete agreement	422	3 years
Goodwill	3,109	Indefinite

Total acquisition cost	$9,955

      The purchase price has been allocated to the tangible and identifiable intangible assets and the excess of the total purchase price over the amounts assigned has been recorded as goodwill. We estimated the fair values of the intangible assets. Customer relationships and the non-compete agreement are being amortized over their estimated useful lives. Goodwill is not amortized but is periodically evaluated for impairment.

      The purchase price allocation will be adjusted as integration plans, including restructuring, are finalized, as allowed by SFAS No. 141, “Business Combinations”.

      The purchase agreement provides for contingent payments of up to an additional $10.6 million based upon the future revenues and profitability of both Salmon and Novell in the United Kingdom over a period of two years. Any future earnout payments will be capitalized as goodwill when and if paid.

      Net tangible assets of Salmon consisted mainly of cash and cash equivalents, accounts receivable, fixed assets, accounts payable, and other liabilities.

      Goodwill from the acquisition resulted from our belief that the consulting methodologies and expertise Salmon had developed are valuable to our services business. We also believed it was more beneficial to acquire such knowledge rather than to develop it in-house. The goodwill from the Salmon acquisition was allocated to our EMEA segment.

58	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The valuation of customer relationships in the amount of $3.4 million was determined by comparing estimated future cash flow with and without the relationships in place.

      The non-compete agreement in the amount of $0.4 million relates to an agreement Salmon has with a key individual. The valuation of the agreement was determined by estimating the present value of future cash flows with and without the non-compete agreement in place.

      If the Salmon acquisition had occurred on November 1, 2002, the unaudited pro forma results of operations for the fiscal years ended October 31, 2004 and 2003 would have been:

	Fiscal Year Ended

	Oct. 31,	Oct. 31,
	2004	2003

	(Amounts in thousands,
	except per-share amounts)
Net revenue	$1,181,514	$1,123,969
Net income (loss) attributable to common stockholders	29,184	(160,061)
Net income (loss) per share attributable to common stockholders — basic	$0.08	$(0.43)
Net income (loss) per share attributable to common stockholders — diluted	$0.07	$(0.43)

SUSE LINUX AG

      On January 12, 2004, we purchased substantially all of the outstanding stock of SUSE LINUX AG (“SUSE”), a privately-held company and a leading provider of Linux-based products, for approximately $210.0 million in cash, plus estimated merger and transaction costs of $9.0 million. In addition, we recorded a deferred income tax liability of $3.0 million resulting from the future tax consequences of the non-deductibility of identified intangible assets recorded in connection with this acquisition. The deferred income tax liability was originally valued at $17.3 million; however, during the fourth quarter of fiscal 2004 we completed a reorganization of certain subsidiaries of SUSE Linux AG in accordance with German merger law that resulted in a reduction of the deferred tax liability and goodwill of approximately $14.3 million.

      The acquisition of SUSE enables us to offer a full range of enterprise solutions on the Linux platform, from the desktop to the server to the mainframe. SUSE’s results of operations have been incorporated into ours beginning on the acquisition date.

      The purchase price was preliminarily allocated as follows:

	Estimated
	Acquisition Cost	Asset Life

	(In thousands)
Fair value of net tangible assets acquired	$1,599	N/A
Identifiable intangible assets:
Customer relationships	13,385	3 years
Internal use software	5,864	3 years
Trademarks/trade names	24,221	Indefinite
Goodwill	176,963	Indefinite

Total acquisition costs	$222,032

Novell annual report 2004	59

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price has been allocated to the tangible and identifiable intangible assets and the excess of the total purchase price over the amounts assigned has been recorded as goodwill. We estimated the fair values of the intangible assets. Customer relationships and internal use software are being amortized over their estimated useful lives. Trademarks, trade names and goodwill are not amortized but are periodically evaluated for impairment.

      The purchase price allocation will be adjusted as integration plans, including restructuring, are finalized, as allowed by SFAS No. 141.

      Net tangible assets of SUSE consisted mainly of cash and cash equivalents, accounts receivable, fixed assets, accounts payable, and other liabilities.

      Goodwill from the acquisition resulted from our belief that the technology SUSE had developed is valuable to our solutions offerings. We also believed it was more beneficial to acquire such knowledge rather than to develop it in-house. The goodwill from the SUSE acquisition has been allocated to our geographic segments based on anticipated future revenue to be derived from this transaction.

      Customer relationships in the amount of $13.4 million, net of tax, relate to the following types of contracts:

•	product maintenance services;

•	business support services;

•	partner memberships;

•	alliances; and

•	customer backlog.

      The valuation of product maintenance services, business support services, and partner memberships were determined by comparing the estimated future cash flows generated from annual renewals of each contract, versus such cash flows without the renewals of such contracts. The valuation of alliances was determined using the replacement cost approach. The valuation of customer backlog was determined based on forecasted cash flows from firm orders that had been placed that SUSE is expected to service.

      Internal use software in the amount of $5.9 million relates to proprietary know-how that is technologically feasible at the acquisition date. These included three operational software applications that SUSE used to package, test, and configure the open source software for distribution to customers. The valuation of the internal use software was determined using the replacement cost approach, whereby estimates of the value are based upon the estimated cost to recreate the software.

      The value of trademarks and trade names was determined based on assigning a royalty rate to the revenue streams that were expected from the products using the SUSE trade names. The royalty rate was determined based on trade name recognition, marketing support, and contribution of the trade name’s value relative to the revenue drivers. The pre-tax royalty rate of two percent was applied to the product revenue and discounted to a present value, resulting in a valuation of approximately $24.2 million.

60	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If the SUSE acquisition had occurred on November 1, 2002, the unaudited pro forma results of operations for the fiscal years ended October 31, 2004 and 2003 would have been:

	Fiscal Year Ended

	Oct. 31,	Oct. 31,
	2004	2003

	(Amounts in thousands,
	except per share amounts)
Net revenue	$1,173,890	$1,140,201
Net income (loss) attributable to common stockholders	30,135	(177,170)
Net income (loss) per share attributable to common stockholders — basic and diluted	$0.08	$(0.48)

Ximian, Inc.

      On August 4, 2003, we acquired Ximian, Inc. (“Ximian”), a privately-held company and provider of desktop and server solutions that enable enterprise Linux adoption, for approximately $40.0 million in cash and estimated transaction costs of $0.5 million. This transaction was accounted for as a purchase. Ximian’s results of operations have been incorporated into Novell’s beginning on the acquisition date of August 4, 2003.

      The value of the acquisition was allocated as follows:

	Estimated
	Acquisition Cost	Asset Life

	(In thousands)
Fair value of net tangible assets acquired	$161	N/A
Intangible assets:
Purchased in-process research and development	920	Expensed in fiscal 2003
Developed technology	3,532	3 years
Customer relationships	307	3 years
Trademarks/trade names	755	Indefinite
Goodwill	34,854	Indefinite

	$40,529

      Goodwill, shown in the table above, includes a $2.9 million charge to record deferred income tax liability for the future amortization of developed technology and customer relationships. As a result, developed technology and customer relationships are shown above net of this income tax effect.

      Results of operations of Ximian are included in our results of operations beginning August 4, 2003. Goodwill from the acquisition resulted from our belief that the technology Ximian had developed is valuable to our product offerings. We also believed it was more beneficial to acquire such technology rather than to develop it in-house. The goodwill from the Ximian acquisition has been allocated to our geographic segments based on anticipated future revenue to be derived from this transaction.

      Net tangible assets of Ximian consisted mainly of cash and cash equivalents, accounts receivable, fixed assets, accounts payable, and other liabilities.

      The $0.9 million of in-process research and development pertains to technology that was not technologically feasible at the date of the acquisition, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, and was not ready for initial customer testing.

Novell annual report 2004	61

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Developed technology relates to Ximian’s products that are commercially available and can be combined with Novell products and services. To determine the value of developed technology, the expected future cash flow attributable to the products was discounted taking into account risk associated with these assets relative to the in-process research and development. The analysis resulted in a valuation of approximately $3.5 million for developed technology, which had reached technological feasibility.

      The valuation of customer relationships in the amount of $0.3 million, net of tax, was determined by comparing estimated future cash flows with and without the relationship in place.

      The value of trademarks and trade names was determined based on assigning a royalty rate to the revenue streams that were expected from the products using the Ximian® trade names. The royalty rate was determined based on trade name recognition, marketing support, and contribution of the trade name’s value relative to the revenue drivers. The pre-tax royalty rate of one percent was applied to the product revenue and discounted to a present value, resulting in a valuation of approximately $0.8 million.

SilverStream Software, Inc.

      In July 2002, we acquired substantially all of the outstanding shares of SilverStream at a price of $9.00 per share. At the closing date of the merger, approximately 23.5 million shares of SilverStream common stock were outstanding, resulting in a total cash acquisition price of $210.8 million. Direct transaction costs were approximately $1.1 million and the fair value of SilverStream stock options assumed, both vested and unvested, totaled $28.6 million.

      With respect to stock options assumed as a part of the merger, all SilverStream options, vested and unvested, were exchanged for Novell options with the same terms and vesting characteristics. The fair value of these options was included in the acquisition purchase price. The portion of the intrinsic value related to unvested options that will be earned over the remaining vesting period of those options was deducted from the fair value of the unvested options and recorded as deferred compensation. This deferred compensation was amortized over the remaining vesting period of approximately two years, in accordance with Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”. In total, options to purchase approximately 5 million shares of SilverStream common stock were converted into options to purchase approximately 15 million shares of Novell, Inc. common stock using a conversion ratio of 3.0518.

      The fair value of the options was determined using the Black-Scholes model using the following assumptions:

•	fair market value of the underlying shares was based on the average closing price of Novell’s common stock on June 10, 2002, and the three days prior to and subsequent to that date.

•	expected option life of 2-5 years.

•	expected volatility of 80%.

62	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	risk free interest rate of 5%.

•	expected dividend rate of 0%.

      The value of the acquisition was allocated as follows:

	Acquisition Cost	Asset Life (in years)

	(In thousands)
Net tangible assets acquired	$86,083	N/A
Deferred compensation	4,826	2 years
Intangible assets
Purchased in-process research and development	3,000	Expensed in fiscal 2002
Developed technology	19,800	3 years
Trademarks/trade names	2,200	Indefinite
Goodwill	124,622	Indefinite

	$240,531

      Goodwill from the acquisition resulted from our belief that the technology SilverStream had developed is valuable to our web services product offerings. We also believe it was more beneficial to acquire such technology rather than develop it in-house. The goodwill from the SilverStream acquisition was allocated to our geographic segments based on forecasted sales of SilverStream products by geography.

      Net tangible assets of SilverStream consisted mainly of cash and cash equivalents, accounts receivable, fixed assets, accounts payable, and other liabilities.

      The $3 million of in-process research and development pertains to replacement and enhancement technology that was included in the next versions of the exteNd product suite, and was not technologically feasible at the date of the acquisition, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, and was not ready for initial customer testing. Shortly before the acquisition, SilverStream released its latest version of each of the products in the exteNd suite, thus there was minimal in-process research and development at the acquisition date. In-process research and development was valued based on discounting forecasted cash flows directly from the related products. Completion of development of the future upgrades of these products is dependant upon the delivery of our web services products and successfully integrating SilverStream. The in-process research and development did not have any alternative future use and did not otherwise qualify for capitalization.

      Developed technology related to SilverStream’s exteNd products that were shipping at the date of the acquisition and could be combined with our products and services. To determine the value of developed technology, the expected future cash flow attributable to the exteNd products was discounted taking into account risk associated with these assets relative to the in-process research and development. The analysis resulted in a valuation of approximately $20 million for developed technology, which had reached technological feasibility.

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

Novell annual report 2004	63

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our statement of operations includes SilverStream results subsequent to July 20, 2002. The unaudited pro forma consolidated statement of operations data for fiscal 2002 set forth below gives effect to the acquisition of SilverStream as if it had occurred on November 1, 2001. The unaudited pro forma results for these periods include an adjustment to reflect amortization of intangibles recorded in conjunction with the acquisition and the adoption of SFAS No. 142 at the beginning of the periods.

Fiscal Year Ended
October 31, 2002

(Amounts in
thousands, except
per share data)
Net revenue	$1,162,176
Net loss before accounting change	(189,909)
Net loss	(333,645)
Net loss per share — basic and diluted	$(0.92)

D.	Short-Term Investments

      Following is a summary of our short-term investments at fiscal year ended October 31, 2004 and 2003:

				Fair
				Market
	Cost at	Gross	Gross	Value at
	October 31,	Unrealized	Unrealized	October 31,
	2004	Gains	Losses	2004

	(Amounts in thousands)
Short-term investments:
Auction market securities	$358,200	$5	$—	$358,205
U.S. government and agency securities	200,415	216	(416)	200,215
Corporate notes and bonds	171,461	284	(407)	171,338
Asset and mortgage-backed securities	42,552	7	(157)	42,402
Equity securities	4,288	615	—	4,903

Total short-term investments	$776,916	$1,127	$(980)	$777,063

				Fair
				Market
	Cost at	Gross	Gross	Value at
	October 31,	Unrealized	Unrealized	October 31,
	2003	Gains	Losses	2003

	(Amounts in thousands)
Short-term investments:
Auction market securities	$76,600	$14	$(7)	$76,607
U.S. government and agency securities	115,538	388	(127)	115,799
Corporate notes and bonds	176,462	1,307	(195)	177,574
Asset and mortgage-backed securities	9,780	19	(14)	9,785
Equity securities	4,742	413	—	5,155

Total short-term investments	$383,122	$2,141	$(343)	$384,920

64	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At October 31, 2004, approximately $4.5 million of our equity securities are restricted for deferred compensation payments, which are paid out as requested by the participants of the plan. We had net unrealized gains related to short-term investments, net of deferred taxes, of $0.1 million and $1.2 million at October 31, 2004 and 2003, respectively. We realized gains on the sales of securities of $5.3 million, $1.8 million, and $8.1 million, in fiscal 2004, 2003, and 2002, respectively, while realizing losses on sales of securities of $0.6 million, $0.5 million, and $1.3 million, during those same periods, respectively. In addition, during fiscal 2002 we recognized a $2.9 million loss on short-term investments due to a change in market value that was considered to be other-than-temporary.

E.	Notes Receivable

      In October 2004, we completed the sale of three buildings we owned in Orem, Utah for $12.8 million, including a $10 million note receivable. The note is secured by the buildings and land as well as a personal guarantee and letters of credit. The note bears interest at 5.50375% for the first year and LIBOR plus 3% thereafter through the maturity date. Principal payments on the note are to be made periodically with a final lump sum payment on the maturity date in October 2009. As of October 31, 2004, there was $0.1 million recorded in other current assets and $9.8 million recorded in other assets.

F.	Long-Term Investments

      The primary components of long-term investments as of October 31, 2004 and 2003 were investments made through the Novell Venture account, Cambridge Technology Capital Fund I L.P. (“CTC I”), or directly by us for strategic direct investments in private long-term equity securities. Long-term investments are accounted for initially at cost and written down to fair market value when indicators of impairment are deemed to be other than temporary. At October 31, 2004 and 2003, we had long term investment of $56.0 million and $50.9 million, respectively.

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

      We routinely review our investments in private securities and venture funds for impairment. During fiscal 2004, 2003, and 2002 we recognized impairment losses on long-term investments totaling $5.4 million, $34.7 million, and $54.4 million, respectively. During fiscal 2004, we recognized a $1.6 million gain on the sale of long-term investments.

Novell annual report 2004	65

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	Property, Plant and Equipment

      Property, plant and equipment consists of the following:

	October 31,	October 31,
	2004	2003

	(Amounts in thousands)
Buildings and land	$210,453	$226,971
Furniture and equipment	214,429	220,914
Leasehold improvements and other	86,580	91,454

Property, plant and equipment, at cost	511,462	539,339
Accumulated depreciation	(279,994)	(283,813)

Property, plant and equipment, net	$231,468	$255,526

      Depreciation and amortization expense related to property, plant and equipment totaled $40.0 million, $47.3 million, and $58.2 million, in fiscal 2004, 2003, and 2002, respectively.

      In October 2004, we completed the sale of three buildings we owned in Orem, Utah for $12.8 million, including $10 million we financed though a secured note receivable. This transaction resulted in a loss of approximately $0.3 million. During fiscal 2004, we also sold an additional facility for $2 million. This facility had a net book value of zero at the time of sale. In May 2003, we completed the sale of our 512,000 square foot office complex, and approximately 48 acres of land in San Jose, California in two transactions for $125 million cash, resulting in a total net gain of approximately $24.9 million.

      We review our property, plant and equipment annually for indicators of impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of October 31, 2004, we have not identified or recorded any impairments of our property, plant and equipment.

H.	Goodwill and Intangible Assets

Goodwill

      Goodwill includes approximately $177.0 million from the January 2004 acquisition of SUSE, approximately $124.6 million from the July 2002 acquisition of SilverStream, approximately $43.0 million from the July 2001 acquisition of Cambridge, approximately $34.9 million from the August 2003 acquisition of Ximian, approximately $3.1 million from the acquisition of Salmon, and approximately $9.0 million related to the acquisition of several small technology-related companies. Goodwill has been allocated to our operating segments described in Note W.

66	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of goodwill, which has been allocated to our operating segments, which we consider to be reporting units for allocating and evaluating goodwill:

	North		Asia	Latin
	America	EMEA	Pacific	America	Japan	Celerant	Total

	(In thousands)
Balance at October 31, 2003	$85,067	$74,100	$8,887	$1,750	$996	$42,500	$213,300
Acquisition of SUSE	91,792	65,022	11,733	3,539	4,877	—	176,963
Acquisition of Salmon	—	3,109	—	—	—	—	3,109
Adjustments*	(1,311)	(851)	(96)	(21)	(5)	—	(2,284)

Balance at October 31, 2004	$175,548	$141,380	$20,524	$5,268	$5,868	$42,500	$391,088

*	Adjustments relate to the release of excess merger-related liabilities related to the acquisitions of Ximian and SilverStream.

      SFAS No. 142 requires that companies perform an impairment test within six months of adopting the statement and at least annually thereafter. Steps required in the impairment test include: Step 1 — identifying reporting units, assigning assets and liabilities to the reporting units, assigning goodwill to reporting units, and determining if the fair value of each reporting unit is less than its carrying amount. If the fair value of any reporting unit is below carrying value, Step 2 — determining the impairment amount — is performed.

      In the fourth quarters of fiscal 2004 and 2003, we performed our annual goodwill impairment test under SFAS No. 142. This test was performed as of August 1, 2004 and 2003, respectively. To estimate the fair value of our reporting units, management made estimates and judgments about future cash flows based on assumptions that are consistent with both short-term and long-range plans used to manage the business. We also considered factors such as our market capitalization in assessing the fair value of the business. Based on the results of our analyses, we determined that no goodwill impairment existed in any of our reporting units for either year.

      Changes to the estimates used in the analyses, including estimated future cash flows, could cause one or more of the reporting units to be valued differently in future periods. Future analysis could possibly result in a non-cash goodwill impairment charge of up to $391.1 million, the full amount of our goodwill, depending on the estimated value of the reporting units and the value of the net assets attributable to those reporting units at that time.

Intangible Assets

      The following is a summary of intangible assets, net of accumulated amortization:

	October 31,	October 31,
	2004	2003	Asset Lives

	(Amounts in thousands)
Trademarks and trade names	$26,121	$2,390	Indefinite
Developed technology	4,203	8,410	3 years
Customer relationships	13,570	—	3 years
Internal use software	4,340	—	3 years
Non-compete agreement	382	—	3 years

Total intangible assets	$48,616	$10,800

Novell annual report 2004	67

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Trademarks and trade names at October 31, 2004 related primarily to the SUSE, Ximian® and SilverStream individual product names, which we continue to use. Developed technology at October 31, 2004 related primarily to the Linux product line as a result of our January 2004 acquisition of SUSE, cross-platform services product line as a result of our acquisition of Ximian and the exteNd product line that we acquired as a part of our acquisition of SilverStream. During the third quarter of fiscal 2003, we determined that impairment indicators existed related to the developed technology and trade names we acquired from SilverStream as a result of unexpected revenue declines and the evident failure to achieve revenue growth targets for the exteNd products. Based on a valuation of these assets, we recorded a $23.6 million charge to cost of revenue to write down these assets to estimated fair value, which was determined by the net present value of future estimated revenue streams attributed to these assets. Customer relationships at October 31, 2004 related primarily to the customers we acquired as a part of our acquisitions of SUSE and Salmon. Internal use software at October 31, 2004 related to certain build tools we acquired through our acquisition of SUSE. Non-compete agreement related to certain agreements that were assumed through our acquisition of Salmon.

      We analyze our intangible assets periodically for indicators of impairment. No indicators of impairments to our intangible assets were noted during fiscal 2004.

      Intangible assets are shown net of accumulated amortization of $9.5 million and $11.0 million at October 31, 2004 and 2003, respectively. Amortization expense was $9.5 million in fiscal 2004, $11.0 million in fiscal 2003, and $6.3 million in fiscal 2002. Amortization of intangibles is estimated to be approximately $10.9 million in fiscal 2005, $9.3 million in fiscal 2006, and $2.2 million in fiscal 2007.

I.	Income Taxes

      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that we record deferred tax assets and liabilities based upon the future tax consequence of differences between the book and tax basis of assets and liabilities, and other tax attributes. SFAS No. 109 also requires that we assess the ability to realize deferred tax assets based upon a “more likely than not” standard and provide a valuation allowance for any tax assets not deemed realizable under this standard. The components of income tax expense consist of the following:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2004	2003	2002

	(Amounts in thousands)
Income tax expense
Current:
Federal	$(5,819)	$—	$—
State	500	800	1,488
Foreign	23,826	23,512	19,625

Total current income tax expense	18,507	24,312	21,113

Deferred:
Federal	—	88,747	(14,696)
State	—	(4,222)	(5,093)
Foreign	(721)	(1,943)	9,572

Total deferred income tax expense (benefit)	(721)	82,582	(10,217)

Total income tax expense	$17,786	$106,894	$10,896

68	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Differences between the U.S. statutory and effective tax rates are as follows:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2004	2003	2002

U.S. statutory rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal tax effect	—	(4.0)	(2.5)
Research and development tax credits	(3.7)	(6.7)	(4.2)
Tax exempt income	—	—	(0.9)
Foreign income taxed at different rates than U.S. statutory rate	—	(9.8)	(8.0)
Valuation allowances	(3.0)	209.2	59.0
Reversal of permanently invested earnings	—	32.9	—
Non-recurring tax benefit	(7.8)	—	—
Other, net	3.2	7.7	3.4

Effective tax (benefit) rate	23.7%	194.3%	11.8%

      Domestic and foreign components of income (loss) before taxes are as follows:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2004	2003	2002

	(Amounts in thousands)
Domestic	$36,651	$(129,395)	$(168,341)
Foreign	38,323	74,385	76,116

Total income (loss) before taxes	$74,974	$(55,010)	$(92,225)

Cash paid for income taxes	$11,212	$17,806	$20,514

      The components of deferred tax assets at October 31, 2004 and 2003 are as follows:

	October 31,	October 31,
	2004	2003

	(Amounts in thousands)
Deferred income taxes:
Deferred tax assets:
Accruals	$19,105	$25,332
Capital loss carryforward	48,288	40,053
Credit carryforwards	131,037	125,596
Net operating loss carryforwards	263,494	237,421
Intangibles from acquisitions	—	3,856
Investment impairments	47,303	56,081
Receivable valuation accounts	4,774	5,848
Other items	738	(963)

Gross deferred tax assets	514,739	493,224
Valuation allowance	(456,516)	(423,436)

Total deferred tax assets	58,223	69,788

Deferred tax liabilities:
Depreciation	(11,827)	(7,660)
Foreign earnings	(46,396)	(62,128)
Intangibles from acquisitions	(3,855)	—

Total deferred tax liabilities	(62,078)	(69,788)

Net deferred tax assets (liabilities)	$(3,855)	$—

Novell annual report 2004	69

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We perform quarterly and annual assessments of the realization of our deferred tax assets considering all available evidence, both positive and negative. As a result of these assessments, prior to fiscal 2003 we established valuation allowances on select deferred tax assets that were considered to be at risk due to their unique characteristics and limitations, such as capital loss carryovers and acquired tax attributes. Through the third quarter of fiscal 2003, we concluded that it was more likely than not that the remaining recognized deferred tax assets would be realized. The valuation allowance established in the fourth quarter of fiscal 2003 was recorded as a result of our analysis of the facts and circumstances at that time, which led us to conclude that we could no longer forecast future U.S. taxable income under the more likely than not standard required by SFAS No. 109. Our cumulative pre-tax book loss for three consecutive years ended October 31, 2003, imposed a high standard for compelling, positive evidence of the likelihood of, and ability to forecast, future taxable income in the near term. As a result, in the fourth fiscal quarter 2003, we provided a full valuation allowance against net deferred tax assets carried on our balance sheet. In conjunction with our decision to provide a full valuation allowance on our net deferred tax assets in 2003, we also recorded a deferred tax liability for our foreign earnings that were previously considered permanently invested. This resulted in an additional deferred tax liability of $18.1 million.

      At the end of fiscal 2004 we again assessed the ability to realize our deferred tax assets. We concluded that we could not forecast future taxable income under the more likely than not standard. Accordingly, current year deferred tax provisions were offset by adjustments to the valuation allowance. The valuation allowances reduce our deferred tax assets to zero. The valuation allowance on deferred tax assets increased by $33 million, $77 million, and $98 million in fiscal 2004, 2003 and 2002 respectively. The October 31, 2003 deferred tax assets have been adjusted to recognize a correction of previously reported items of approximately $53 million. These amounts are fully reserved and accordingly have no impact on the financial statements.

      We recorded deferred tax liabilities during fiscal 2004 for foreign jurisdictions, which were attributable to book and tax basis differences recorded as part of purchase price accounting for the assets and liabilities of companies acquired during the year.

      As of October 31, 2004, we had U.S. net operating loss carryforwards for federal tax purposes of approximately $445 million. If not utilized, these carryforwards will expire in fiscal years 2020 through 2024. These amounts do not include an additional $261 million in net operating loss carryforwards from acquired companies that will expire in years 2010 through 2022. These loss carryforwards from acquired companies can be utilized to offset future taxable income, but are subject to certain annual limitations. In addition, we have approximately $100 million of foreign loss carryforwards, of which $7 million, $4 million, $2 million, and $3 million are subject to expiration in years 2006 though 2009, respectively. The remaining losses do not expire. We have $125 million in capital loss carryforwards, which, if not utilized, will expire in fiscal years 2006 through 2009. We have foreign tax credit carryforwards of $35 million that expire between 2009 and 2014, and general business credit carryforwards of $91 million that expire between 2018 and 2024.

      As of October 31, 2004, deferred tax assets of approximately $55 million pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. If recognized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders’ equity. Deferred tax assets of $126 million relate to acquired entities. These acquired deferred tax assets are subject to limitation under the change of ownership rules of the Internal Revenue Code and have been fully valued. Any future benefit relating to these deferred tax assets will first reduce goodwill relating to the acquisition, second reduce other non-current intangible assets relating to the acquisition, and third reduce income tax expense.

70	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with our review of the tax reserves for the fourth quarter of 2004, we determined that the amount of reserves related to tax exposures was less than the amount recorded in the financial statements. As a result, we reduced the tax reserves by $6 million.

      On November 8, 2004, Novell announced an agreement with Microsoft to settle potential antitrust litigation. A gain of $448 million, the settlement less estimated transaction costs, will be included in operating income in the first fiscal quarter ended January 31, 2005. The company anticipates using net operating loss carryforwards against this income, and expects an estimated $10 million current liability as a result of the Alternative Minimum Tax.

J. Other Accrued Liabilities

      Other accrued liabilities consist of the following:

	October 31,	October 31,
	2004	2003

	(Amounts in thousands)
Other accrued expenses	$48,104	$58,837
Restructuring reserves	19,178	28,277
Accrued property and other taxes	17,451	17,309
Accrued marketing expenses	8,032	6,940
Accrued royalties	5,101	5,710
Accrued interest and dividends	1,117	—

Total other accrued liabilities	$98,983	$117,073

K. Restructuring Expenses

          Second, third and fourth quarters of fiscal 2004

      During the second, third and fourth quarters of fiscal 2004, we recorded net restructuring expenses of $5.3 million, $9.7 million, and $4.0 million, respectively. These restructuring expenses were in response to the evolution of our business strategy to develop a competitive position in the Linux market. This strategy includes plans to support the Linux operating system in addition to the NetWare operating system, by offering our products and services that run on Linux, NetWare and other platforms. The acquisitions of Ximian and SUSE are direct results of the evolution in our business strategy. These changes were made to address market penetration for Linux and NetWare and to address NetWare revenue declines. Specific actions taken include reducing our workforce by 54 employees during the second quarter, 65 employees during the third quarter, and 17 employees during the fourth quarter of fiscal 2004, mainly in consulting, sales and product development in EMEA and North America. In addition, we consolidated facilities, resulting in the closure of two sales facilities and the disposal of excess equipment and tenant improvements in the United States. Total restructuring expenses for fiscal 2004 by reporting segment were as follows: North America $5.5 million, EMEA $9.4 million, Asia Pacific $0.4 million, Latin America $0.2 million, and non-allocated corporate costs $3.5 million.

Novell annual report 2004	71

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity during fiscal 2004 related to this restructuring:

				Balance at
	Original	Cash	Non-Cash	October 31,
	Reserve	Payments	Adjustments	2004

	(In thousands)
Severance and benefits	$12,910	$(8,252)	$—	$4,658
Excess facilities, property and equipment	6,152	(3,645)	—	2,507

	$19,062	$(11,897)	$—	$7,165

      As of October 31, 2004, the remaining balance of the fiscal 2004 restructuring expenses included accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period, not to exceed two years, lease costs for redundant facilities, which will be paid over the respective remaining contract terms, and various severed employee related costs, which will be paid over the respective remaining contract terms.

      During fiscal 2004, we also recorded a $5.9 million restructuring expense to increase prior restructuring liabilities by $1.0 million and prior merger-related liabilities by $4.9 million, and we released approximately $2.1 million of excess restructuring reserves related to prior restructuring events. The increases were the result of changes in estimates used when the original expenses were recorded primarily due to changes in the real estate market in the United Kingdom. The net impact of the fiscal 2004 restructurings and the release of the prior restructuring excess reserves was an expense of $22.9 million in fiscal 2004. These adjustments, which pertain to separate restructuring events, are included in the applicable tables that follow.

          Third quarter of fiscal 2003

      During the third quarter of fiscal 2003, we recorded a pre-tax restructuring expense of approximately $27.8 million resulting from the restructuring of our operations in response to changes in general market conditions, changing customer demands, and the evolution of our business strategy relative to the identity management and web services areas of our business and our revised strategy. This strategy includes plans to support Linux in addition to NetWare, by offering our products and services that run on both NetWare and Linux platforms. These changes in strategy and company structure were made to address the current revenue declines. Specific actions taken included reducing our workforce worldwide by approximately 600 employees (approximately 10%) across all functions and geographies, with a majority coming from product development, sales, and general and administrative functions, primarily in the United States. In addition, we consolidated facilities, and disposed of excess equipment. Total restructuring expenses by reporting segment were as follows: North America $18.9 million, EMEA $6.0 million, Asia Pacific $2.4 million, and Latin America $0.5 million

      As of October 31, 2004, the remaining balance of the third quarter of fiscal 2003 restructuring expense included accrued liabilities related to redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms, and various severed employee related costs, which will be paid over the respective remaining contract terms.

72	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity related to this restructuring.

				Balance at			Balance at
	Original	Cash	Non-Cash	October 31,	Cash	Non-Cash	October 31,
	Expense	Payments	Adjustments	2003	Payments	Adjustments	2004

	(In thousands)
Severance and benefits	$20,287	$(17,163)	$3,755	$6,879	$(7,462)	$876	$293
Excess facilities, property and equipment	5,778	(3,079)	5,735	8,434	(5,911)	—	2,523
Other restructuring-related costs	1,729	(423)	536	1,842	—	—	1,842

	$27,794	$(20,665)	$10,026	$17,155	$(13,373)	$876	$4,658

      During the fourth quarter of fiscal 2003, we accrued an additional $10 million related to the completion of restructuring activities that were part of the previous quarter’s plan of restructuring. The additional accrual relates mainly to the severance of approximately 100 employees and the closing of excess facilities. Such activities occurred mostly in the North America reporting segment.

      During the third quarter of fiscal 2003, we also released approximately $2 million related to excess restructuring reserves related to the second quarter fiscal 2002 restructuring event. The net impact of the third quarter fiscal 2003 restructuring and the release of the excess fiscal 2002 restructuring reserves was an expense of $26 million.

          Second quarter of fiscal 2003

      During the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs in previous restructurings was too low and accrued an additional $8 million. The original liability was based on estimated sublease rates and timing, which were affected by the decline in the real estate market. This additional amount, which pertains to three separate restructuring events, is included in the applicable tables that follow.

          Second quarter of fiscal 2002

      During the second quarter of fiscal 2002, we recorded a pre-tax restructuring expense of approximately $20 million. The expense was a result of our continued move toward becoming a business solutions provider, addressing changes in the market due to technology changes, and becoming more customer-focused. Specific actions taken included: reducing our workforce worldwide by approximately 50 employees (less than 1%) across all functional areas, consolidating facilities, closing offices in unprofitable locations, and disposing of excess property and equipment. The following table summarizes the activity related to the second quarter fiscal 2002 restructuring.

			Non-Cash	Balance at		Non-Cash	Balance at		Non-Cash	Balance at
	Original	Cash	Expenses/	October 31,	Cash	Expenses/	October 31,	Cash	Expenses/	October 31,
	Expense	Payments	Adjustments	2002	Payments	Adjustments	2003	Payments	Adjustments	2004

	(In thousands)
Severance and benefits	$14,748	$(9,172)	$(1,318)	$4,258	$(3,152)	$(100)	$1,006	$(1,006)	$—	$—
Excess facilities, property and equipment	5,146	(925)	—	4,221	(4,460)	4,381	4,142	(2,216)	1,597	3,523
Other restructuring-related costs	492	(42)	(150)	300	—	—	300	(41)	817	1,076

	$20,386	$(10,139)	$(1,468)	$8,779	$(7,612)	$4,281	$5,448	$(3,263)	$2,414	$4,599

Novell annual report 2004	73

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of October 31, 2004, the remaining balance of the second quarter 2002 restructuring expense included redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

      During the second quarter of fiscal 2002, we also released approximately $1.3 million of excess accruals related to the fiscal 2000 restructuring, which reduced the restructuring costs reflected on the statement of operations for fiscal 2002. These excess accruals relate to facilities and legal costs that were not required.

          Fourth quarter of fiscal 2001

      During the fourth quarter of fiscal 2001, we recorded $51 million of pre-tax, restructuring expenses resulting from changes in general market conditions, changing customer demands, and the evolution of our business strategy, all of which required us to restructure our operations. This business strategy focused on business solutions designed to secure and power the networked world across leading operating systems. The execution of this strategy included refining our consulting initiatives, refocusing research and development efforts, defining sales and marketing efforts to be more customer and solutions oriented, and adjusting the overall cost structure given then current revenue levels and our strategic direction.

      Specific actions included reducing our workforce worldwide by approximately 1,100 employees (approximately 16%), consolidating excess facilities and disposing of excess property and equipment, terminating a management consulting contract that no longer fits with our strategic focus, and abandoning and writing off technologies that no longer fit within our new strategy. We also realigned our remaining resources to better manage and control our business. The following table summarizes the costs and activities related to the fourth quarter 2001 restructuring.

	Balance at		Non-Cash	Balance at		Non-Cash	Balance at		Non-Cash	Balance at
	October 31,	Cash	Expenses/	October 31,	Cash	Expenses/	October 31,	Cash	Expenses/	October 31,
	2001	Payments	Adjustments	2002	Payments	Adjustments	2003	Payments	Adjustments	2004

	(In thousands)
Severance and benefits	$32,793	$(27,676)	$(4,000)	$1,117	$(1,013)	$—	$104	$(104)	$—	$—
Excess facilities, property and equipment	10,896	(8,215)	1,970	4,651	(2,181)	262	2,732	(862)	(333)	1,537
Other restructuring- related costs	911	(287)	—	624	(439)	—	185	—	95	280

	$44,600	$(36,178)	$(2,030)	$6,392	$(3,633)	$262	$3,021	$(966)	$(238)	$1,817

      As of October 31, 2004, the remaining balance of the fourth quarter 2001 restructuring charge included accrued liabilities largely related to redundant facilities costs, which will be paid over the respective remaining lease terms.

          Third quarter of fiscal 2001

      During the third quarter of fiscal 2001, we recorded a restructuring expense of approximately $30 million, pre-tax, as a result of our acquisition of Cambridge and changes in our business to move towards a business solutions strategy.

      Specific actions included reducing our workforce worldwide by approximately 280 employees (approximately 5% before the addition of Cambridge) across all functional areas, consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within our new

74	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

integrated strategy, and discontinuing unprofitable product lines. The following table summarizes the activity related to the third quarter 2001 restructuring costs.

	Balance at		Balance at		Non-Cash	Balance at		Non-Cash	Balance at
	October 31,	Cash	October 31,	Cash	Expenses/	October 31,	Cash	Expenses/	October 31,
	2001	Payments	2002	Payments	Adjustments	2003	Payments	Adjustments	2004

	(In thousands)
Severance and benefits	$3,377	$(3,377)	$—	$—	$—	$—	$—	$—	$—
Excess facilities, property and equipment	9,736	(5,847)	3,889	(1,914)	678	2,653	(422)	(2,011)	220
Other restructuring-related costs	1,224	(1,087)	137	(137)	—	—	—	—	—

	$14,337	$(10,311)	$4,026	$(2,051)	$678	$2,653	$(422)	$(2,011)	$220

L. Line of Credit

      We have a $25 million bank line of credit available for letter of credit purposes. At October 31, 2004, there were standby letters of credit of $18.3 million outstanding under this line, all of which are secured by cash. The bank line expires on April 1, 2005. The bank line is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. We are in compliance with all financial covenants relating to this line of credit as of October 31, 2004. In addition, at October 31, 2004, we had outstanding letters of credit of an insignificant amount at other banks.

M. Senior Convertible Debentures

      On July 2, 2004, we issued and sold $600 million aggregate principal amount of our senior convertible debentures (“Debentures”) due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2005. Each $1,000 principal amount of Debentures is convertible, at the option of the holders, into 86.7905 shares of our common stock prior to July 15, 2024 if (1) the price of our common stock trades above 130% of the conversion price for a specified duration, (2) the trading price of the Debentures is below a certain threshold, subject to specified exceptions, (3) the Debentures have been called for redemption, or (4) specified corporate transactions have occurred. None of the conversion triggers have been met as of October 31, 2004. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $11.52 per share. Holders of the Debentures may require us to repurchase all or a portion of their Debentures on July 15, 2009, July 15, 2014 and July 15, 2019, or upon the occurrence of certain events including a change in control. The Debentures can be redeemed by us for cash beginning on or after July 20, 2009.

      The Debentures were sold to an “accredited investor” within the meaning of Rule 501 under the Securities Act of 1933, as amended, in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial investor offered and resold the Debentures to “qualified institutional buyers” under Rule 144A of the Securities Act.

      In connection with the issuance of the Debentures, we incurred $14.9 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders can require repurchase of the Debentures (July 15, 2009). Amortization expense related to the issuance costs was $1.0 million and interest expense on the Debentures was $1.0 million for the fiscal year ended October 31, 2004.

Novell annual report 2004	75

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N. Guarantees

      During the first quarter of fiscal 2002, we sold our subsidiary in the Czech Republic. As a part of this transaction, we provided a guarantee to the landlord of the building we leased in the Czech Republic whereby we agreed to pay any and all monies due under the lease, including legal fees if the new lessee defaults on the lease. During the fiscal year 2003, we paid approximately $0.1 million against this guarantee and at October 31, 2004, we had accrued an additional $0.2 million, which represents our liability exposure if the new lessee continues in default, excluding legal fees. In addition, we have provided a guarantee in the amount of $2 million related to a foreign tax audit. As of October 31, 2004 we had accrued $2 million for this guarantee. No amounts have been paid against this guarantee. It is expected that the term of the guarantee will continue until the conclusion of the audit. We have also provided other guarantees of insignificant amounts for various purposes.

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

O.	Commitments and Contingencies

      The Board of Directors established a venture investment program within our investment portfolio for the purpose of promoting our business and strategic objectives by making investments in private companies, mainly small capitalization stocks in the high-technology industry sector, and in funds managed by venture capitalists for the promotion of our business and strategic objectives. As of October 31, 2004, we had a carrying value of $54.0 million related to investments in various venture capital funds and had commitments to contribute an additional $32.9 million to these funds, of which approximately $19.9 million could be contributed in fiscal 2005, approximately $9.3 million in fiscal 2006, and approximately $3.7 million thereafter as requested by the fund managers. Through our acquisition of Cambridge, we also own both limited and general partnership interests in CTC I of approximately 24%. As of October 31, 2004, we had an investment balance of $0.2 million in CTC I and had commitments to contribute an additional $0.3 million through 2007.

      As of October 31, 2004, we have various operating leases related to our facilities with remaining terms of more than one year. These leases have minimum annual lease commitments of $27.9 million in fiscal 2005, $22.1 million in fiscal 2006, $19.1 million in fiscal 2007, $13.4 million in fiscal 2008, $7.2 million in fiscal 2009, and $9.0 million thereafter. Furthermore, we have $24.0 million of minimum rentals to be received in the future from subleases.

      Rent expense, net of sublease rental income, for operating and month-to-month leases was $21.5 million, $24 million, and $29 million, in fiscal 2004, 2003, and 2002, respectively.

P.	Legal Proceedings

      In November 2004, we filed suit against Microsoft in the U.S. District Court, District of Utah. We seek to be awarded treble damages in an amount to be determined at trial based on claims that Microsoft eliminated competition in the office productivity software market during the time that we owned the WordPerfect word-processing application and the Quattro Pro spreadsheet application. Among other claims,

76	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we alleged that Microsoft withheld certain critical technical information about Windows from us, thereby impairing our ability to develop new versions of WordPerfect and other Novell office productivity applications. The complaint also alleges that Microsoft integrated certain technologies into Windows designed to exclude WordPerfect and other Novell applications from relevant markets. In addition, we alleged that Microsoft used its monopoly power to prevent OEM’s from offering WordPerfect and other applications to customers. On January 7, 2005, Microsoft filed a motion to dismiss the complaint. We will vigorously oppose the motion to dismiss. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

      In May 2004, we received $18.5 million from The Canopy Group, Inc. (“Canopy”) in satisfaction of a judgment against Canopy. The judgment arose out of a collection action filed by us against Canopy, wherein we sought to recover a royalty payment due under a licensing agreement and arising out of a settlement payment from a third party to Canopy. In connection with this payment, we recognized revenue of $13.5 million and interest income of $5 million during the quarter ended July 31, 2004.

      In January 2004, the SCO Group, Inc. (“SCO”) filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. We removed the claim to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare have harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. The District Court dismissed the original complaint, but allowed SCO an opportunity to file an amended complaint, which SCO did in July 2004. As with the original complaint, SCO is again seeking to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights and to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights and to pay actual, special and punitive damages in an amount to be proven at trial. We have again sought to dismiss SCO’s amended complaint and ultimately believe that we have meritorious defenses to these claims even if our Motion to Dismiss is denied. Accordingly, we intend to vigorously defend ourselves in this suit. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

      SilverStream, which we acquired in July 2002, and several of its former officers and directors, as well as the underwriters who handled SilverStream’s two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August  16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Act, as amended “The Securities Act,” and the Securities Exchange Act of 1934, as amended “The Exchange Act.” In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of these issuers, including SilverStream’s. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court. A Consolidated Amended Complaint with respect to all of these companies was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. While we believe that SilverStream and its former officers and directors have meritorious defenses to the claims, a Memorandum of Understanding has been reached between many of the defendants and the plaintiffs, which contemplate a settlement of the claims. The settlement, however, has not been finalized. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

Novell annual report 2004	77

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

      We evaluate the adequacy of our legal reserves on a quarterly basis. During fiscal 2004, we recorded a reduction of $5 million in legal reserves relating to favorable developments in current litigation matters and a reduction of $4 million due to a one-time adjustment to the legal reserves. We are currently party to various legal proceedings and claims including former employees, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Q.	Redeemable Preferred Stock

      On March 23, 2004, we entered into a definitive agreement with International Business Machines Corporation (“IBM”) in connection with IBM’s previously announced $50 million investment in Novell. The primary terms of the investment were negotiated in November 2003 and entailed the purchase by IBM of 1,000 shares of our Series B redeemable preferred stock (“Series B Preferred Stock”) that are convertible into 8 million shares of our common stock at a conversion price of $6.25 per common share. The Series B Preferred Stock is entitled to a dividend of 2% per annum, payable quarterly in cash. Dividends on the Series B Preferred Stock during fiscal 2004 amounted to $0.4 million, of which $0.3 million was paid out during the year.

      Because the fair value of our common stock of $9.46 per share on March 23, 2004 was greater than the conversion price of $6.25 per share of Series B Preferred Stock, we recorded a one-time, non-cash deemed dividend of $25.7 million pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”

      The Series B Preferred Stock is convertible at any time at the option of the holder and has a liquidation value equal to $50,000 per share. Each share of Preferred Stock issued and outstanding is entitled to the number of votes equal to the number of shares of common stock into which it is convertible. The Series B Preferred Stock is senior to the common stock with respect to dividends and liquidation preferences. The Series B Preferred Stock is redeemable at our option, and by the holder only under certain change in control circumstances. Because the redemption is not certain to occur, the Series B Preferred Stock is not required to be classified as a liability, but rather is classified in the mezzanine section of the balance sheet and is stated at redemption value.

      On June 17, 2004, 500 shares of Series B Preferred Stock, with a carrying value of $25 million, were converted into 4 million shares of our common stock.

78	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.	Stockholders’ Equity

Preferred Share Rights Agreement

      In December 1988, the Board of Directors adopted a Preferred Share Rights Agreement. This plan was most recently amended in September 1999 and expires on November 21, 2006. The plan provides for a dividend of rights, which cannot be exercised until certain events occur, to purchase shares of our Series A Preferred Stock. Each common stockholder of record has one right for each share of common stock owned. This plan was adopted to ensure that all of our stockholders receive fair value for their common stock in the event a third party proposes to acquire us and to guard against coercive tactics to gain control of us without offering fair value to our stockholders. We have 499,000 authorized shares of Series A Preferred Stock with a par value of $0.10 per share, none of which were issued or outstanding at October 31, 2004 or October 31, 2003.

     Stock Repurchase

      On July 2, 2004, we used approximately $125 million of the proceeds from the issuance of the Debentures to repurchase 15,188,300 shares of common stock at $8.23 per share. These shares are held in treasury and are classified as treasury stock on our consolidated balance sheet.

     Stock Option Plans

      Pursuant to an exchange offer dated May 14, 2003, approved by our stockholders at our 2003 Annual Meeting held on May 1, 2003, through the approval of amendments to our stock option plans, we offered a stock option exchange program to our non-executive employees, giving them the right to exchange outstanding stock options with an exercise price of $5.03 per share or higher for new options that were granted on December 16, 2003. The options tendered under the program were replaced with options to purchase a fewer number of shares than the original options would have provided, based upon an exchange ratio dependent upon the exercise price of the tendered option.

      Under the program, options to purchase 17.0 million shares of our common stock were tendered, representing approximately 64% of the options that were eligible for the exchange. These tendered options were cancelled and are no longer outstanding. We issued new options with an exercise price of $9.14, the fair market value of our common stock on December 16, 2003, to purchase an aggregate of 8.9 million shares of our common stock. We apply the intrinsic value method and related interpretations in accounting for stock options granted under our stock option plans. Accordingly, no compensation expense has been recognized in connection with the grant of replacement options. We have amended the Novell/SilverStream 1997 Stock Option Plan to reduce the aggregate number of shares of common stock issuable there under by 8.1 million shares, the excess of the number of options tendered over the number of options reissued.

      We currently have five broad-based stock option plans with options available for grant to employees and consultants, and one stock option plan with options available for grant to members of the Board of Directors. We typically grant nonstatutory options at fair market value. In addition, we occasionally grant restricted stock purchase rights and restricted units to certain employees. Prior to 2002, we granted options to virtually all employees at their time of hire. Our current practice is to grant options to mid- and upper-management at time of hire. We also maintain an on-going annual grant program under which certain employees are eligible for consideration for performance and retention grants. These plans are discussed in more detail below.

Novell annual report 2004	79

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2000 Stock Plan and the 1991 Stock Plan

      The 2000 Stock Plan (the “2000 Plan”), with an aggregate of 16 million shares of common stock reserved for issuance, provides for the grant of incentive stock options, nonstatutory stock options, restricted stock purchase rights and common stock equivalents (“CSE’s”) and was approved by stockholders in April 2000. Shares of common stock may also be issued under the 2000 Plan to satisfy our obligations under our Stock Based Deferred Compensation Plan. As of October 31, 2004, a total of 5,632,390 shares of common stock remained available for issuance pursuant to the 2000 Plan. The 1991 Stock Plan (the “1991 Plan”), with an aggregate of 80,277,765 shares of common stock reserved for issuance, provides for the grant of nonqualified stock options, restricted stock purchase rights, restricted units, stock appreciation rights and long-term performance awards and was most recently approved by the stockholders in March 1994. As of October 31, 2004, a total of 19,583,461 shares of common stock remained available for issuance pursuant to the 1991 Plan. Under both plans, options are granted at the fair market value of our common stock at the date of grant, generally vest over 48 months (although options have been granted that vest over 24 or 36 months), are exercisable upon vesting and expire either four, eight or ten years from the date of grant. Under both plans, restricted stock purchase rights have been granted providing for the sale of our common stock to certain employees at a purchase price of $0.10 per share. Shares of restricted common stock are subject to repurchase by us until they have vested. Grants of restricted stock generally vest over a three-year period. There were 1,182,500 shares of outstanding restricted common stock that remained unvested and subject to repurchase at the end of fiscal 2004. Under the 1991 Plan, restricted units may be granted to international employees. These units vest three years from their date of grant, have an exercise price of $0.10 and are payable in common stock. Under the 2000 Plan, CSE’s may be issued to non-employee members of our Board of Directors, who elect to have all or a portion of their board retainers deferred through the purchase of CSE’s. The purchase price for CSE’s is equal to the fair market value of our common stock on the date of purchase. Participating board members who defer compensation into the award of CSE’s specify the future date such common stock equivalents will be converted into shares of our common stock.

The 2000 Nonqualified Stock Option Plan

      The 2000 Nonqualified Stock Option Plan (the “2000 NQ Plan”), with an aggregate of 26 million shares of common stock reserved for issuance, provides for the grant of nonstatutory stock options. As of October 31, 2004, a total of 12,904,116 shares of common stock remained available for issuance pursuant to the 2000 NQ Plan. Under the 2000 NQ Plan, nonstatutory options are granted at the fair market value of our common stock at the date of grant, generally vest over 48 months (although options have been granted that vest over 24 months), are exercisable upon vesting and expire either four, eight or ten years from the date of grant.

The Novell/SilverStream 1997 Stock Option Plan

      The Novell/SilverStream 1997 Stock Option Plan (the “SilverStream 1997 Plan”), with an aggregate of 12,530,883 shares of common stock reserved for issuance, after taking into account the retirement of 8,090,788 shares in January 2004 in connection with Novell’s stock option exchange program, provides for the grant of incentive stock options and nonstatutory stock options, was most recently approved by stockholders of SilverStream in May of 2002, and was assumed by us in July 2002 in connection with our acquisition of SilverStream. As of October 31, 2004, a total of 6,512,393 shares of common stock remained available for issuance pursuant to the SilverStream 1997 Plan. Under the SilverStream 1997 Plan, options are granted at the fair market value of our common stock at the date of grant. Options that had been granted prior to our acquisition of SilverStream were granted at the fair market value of SilverStream’s common stock at the date of grant and were converted to options to acquire our common stock based on the terms of the acquisition.

80	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options generally vest over 48 months (although options had been granted before our acquisition of SilverStream that vest over 42 or 60 months), are exercisable upon vesting, and expire eight or ten years from date of grant.

The Novell/SilverStream 2001 Stock Option Plan

      The Novell/SilverStream 2001 Stock Option Plan (the “SilverStream 2001 Plan”), with an aggregate of 2,426,494 shares of common stock reserved for issuance, provides for the grant of nonstatutory stock options. We assumed the SilverStream 2001 Plan in July 2002 in connection with the acquisition of SilverStream. As of October 31, 2004, a total of 701,481 shares of common stock remain available for issuance pursuant to the SilverStream 2001 Plan. Under the SilverStream 2001 Plan, options are granted at the fair market value of our common stock at the date of grant. Options that had been granted prior to our acquisition of SilverStream were granted at the fair market value of SilverStream’s common stock at the date of grant and were converted to options to acquire our common stock based on the terms of the acquisition. Options generally vest over 48 months (although options had been granted before our acquisition of SilverStream that vest over 42 months), are exercisable upon vesting and expire eight or ten years from date of grant.

The Stock Option Plan for Non-Employee Directors

      The Stock Option Plan for Non-Employee Directors (the “Director Plan”), with an aggregate of 1,500,000 shares of common stock reserved for issuance, provides for two types of non-discretionary stock option grants to non-employee members of our Board of Directors: an initial grant of 30,000 options at the time a director is first elected or appointed to the Board, with options vesting over four years and exercisable upon vesting; and an annual grant of 15,000 options upon reelection to the Board, with options vesting over two years and exercisable upon vesting. Under the Director Plan, options are granted at the fair market value of our common stock at the date of grant. The Director Plan was approved by the stockholders in April 1996. As of October 31, 2004, a total of 574,500 shares of common stock remained available for issuance pursuant to the Director Plan. Options expire ten years from the date of grant.

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

      A summary of the status of our stock option plans as of October 31, 2004, 2003 and 2002 is presented below. As noted previously, options to purchase 17.0 million shares of the company’s stock were forfeited in fiscal year 2003 in connection with our stock option exchange program. These forfeited options are included in the fiscal 2003 activity below. On December 16, 2003, we issued replacement options to purchase 8.9 million shares of our common stock with an exercise price of $9.14 per share.

Novell annual report 2004	81

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2004		Fiscal 2003		Fiscal 2002

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

	(Number of options in thousands)
Outstanding at beginning of year	41,875	$5.21	75,814	$7.75	74,510	$8.79
Granted:
Price at fair value	17,893	9.58	6,387	3.27	5,053	3.96
Price at greater than fair value	—	—	—	—	—	—
Price at less than fair value	486	0.10	820	0.10	400	0.10
Assumed:
Price at greater than fair value	—	—	—	—	6,857	11.10
Price at less than fair value			—	—	8,163	1.11
Exercised	(10,530)	4.41	(4,725)	2.38	(1,369)	2.00
Cancelled:
Forfeited	(3,593)	8.59	(35,051)	10.49	(17,694)	9.70
Expired	(5)	5.62	(1,370)	8.40	(106)	23.92

Outstanding at end of year	46,126	$6.76	41,875	$5.21	75,814	$7.75

Exercisable at end of year	23,247	$5.73	26,887	$6.04	48,349	$8.92

      The following table summarizes information about stock options outstanding at October 31, 2004:

		Options Outstanding
				Options Exercisable
		Weighted-
Range of	Number of	Average	Weighted-	Number of	Weighted-
Exercise	Options	Remaining	Average	Options	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

	(Number of options in thousands)
$0.00 – $ 3.06	6,035	6.14	$2.30	3,119	$2.32
$3.12 – $ 3.92	4,656	6.71	3.72	2,490	3.75
$3.93 – $ 4.68	6,573	6.65	4.53	6,065	4.57
$4.70 – $ 6.91	7,380	5.95	5.40	6,375	5.37
$6.93 – $ 9.14	9,975	3.53	8.95	1,087	8.34
$9.19 – $38.88	11,507	6.44	10.58	4,111	11.08

$0.00 – $38.88	46,126	5.75	$6.76	23,247	$5.73

      Other information:

	Fiscal 2004	Fiscal 2003

	(Number of shares and
	options in thousands)
Options available for future grants	45,908	68,727
Shares of common stock outstanding at year end	377,874	376,460
Options granted during the year as a percentage of outstanding common stock	5%	2%
Option holders as a percentage of total employees	74%	82%

Employee Stock Purchase Plan

      In May 2003, the stockholders approved a 10 million share increase to the Company’s 1989 Employee Stock Purchase Plan (the “Purchase Plan”). As amended, we are now authorized to issue up to 34 million

82	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of our common stock to our employees who work at least 20 hours a week and more than five months a year. In May 2003, the Purchase Plan was further amended to limit the number of shares that can be purchased by employees during any fiscal year to 3 million shares. Under the terms of the Purchase Plan, there are two six-month offer periods per year, and employees can choose to have up to 10% of their salary withheld to purchase our common stock. The purchase price of the common stock is 85% of the lower of the subscription date fair market value or the purchase date fair market value. Approximately 35% of the eligible employees participated in the Purchase Plan in fiscal 2004, 33% in fiscal 2003, and 34% in fiscal 2002. Under the Purchase Plan, we issued 2.2 million shares to employees in fiscal 2004 and 4 million shares to employees in each of fiscal 2003 and 2002. This plan has approximately 6.3 million shares available for future issuance.

Shares Reserved for Future Issuance

      As of October 31, 2004, there were 92,034,795 shares of common stock reserved for stock option exercises, 6,279,752 shares of common stock reserved for issuances under the stock purchase program, 4,000,000 shares reserved for the conversion of Series B preferred stock, and 52,074,300 shares reserved for the conversion of our Debentures.

S.	Employee Savings and Retirement Plans

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

      SilverStream had a 401(k) savings plan, to which eligible employees could contribute up to 15% of their annual compensation, subject to limitations established by the Internal Revenue Code of 1986, as amended. SilverStream could elect to contribute a discretionary matching contribution to each such participant’s deferred compensation account equal to a discretionary percentage determined by SilverStream. On January 1, 2003, the SilverStream 401(k) savings plan was rolled into the Novell 401(k) retirement and savings plan.

      Ximian had a 401(k) savings plan, to which eligible employees could contribute up to 20% of their annual compensation, subject to limitations established by the Internal Revenue Code of 1986, as amended. On January 1, 2004, Ximian employees were eligible to participate in the Novell, Inc. 401(k) retirement and savings plan, as amended. The Ximian plan assets have been rolled into the Novell, Inc. 401(k) retirement and savings plan.

      SUSE had a 401(k) savings plan, to which eligible employees could contribute up to 100% of their annual compensation, subject to limitations established by the Internal Revenue Code of 1986, as amended. SUSE could elect to contribute a discretionary matching contribution to each such participant’s deferred compensation account equal to a discretionary percentage determined by SUSE. On October 1, 2004, the SUSE 401(k) savings plan was rolled into the Novell 401(k) retirement and savings plan.

      Our Celerant subsidiary sponsors a defined benefit pension plan covering approximately 28 former Celerant employees. The plan was closed to new members as of April 5, 1997. Actuarial gains or losses are being amortized over a 15 year period, and the amortization charges are included within the overall net periodic pension costs, which is charged to the income statement. As of October 31, 2004, the benefit

Novell annual report 2004	83

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation of the plan was approximately $2.7 million and funded status of the plan was a deficit of approximately $0.9 million, which was recorded as a liability.

      We also have other retirement plans in certain foreign countries in which we employ personnel. Each plan is consistent with local laws and business practices.

      Company matching contributions on our 401(k) savings and retirement plan and other retirement plans were $20.6 million, $22.7 million, and $18.6 million, in fiscal 2004, 2003, and 2002, respectively.

T.	Net Income (Loss) Per Share Attributable to Common Stockholders

      The following table reconciles the numerators and denominators of the earnings per share calculation for the fiscal years ended October 31, 2004, 2003, and 2002:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2004	2003	2002

	(Amounts in thousands, except per share
	data)
Basic net income (loss) per share computation:
Net income (loss)	$57,188	$(161,904)	$(246,823)
Deemed dividend related to beneficial conversion feature of preferred stock	(25,680)	—	—
Dividends on Series B preferred stock	(416)	—	—
Allocation of earnings to preferred stockholders	(274)	—	—

Net income (loss) attributable to common stockholders	$30,818	$(161,904)	$(246,823)

Weighted-average common shares outstanding	381,100	370,545	363,569

Basic net income (loss) per share attributable to common stockholders	$0.08	$(0.44)	$(0.68)

Diluted net income (loss) per share computation:
Net income (loss)	$57,188	$(161,904)	$(246,823)
Deemed dividend related to beneficial conversion feature of preferred stock	(25,680)	—	—
Dividends on Series B preferred stock	(416)	—	—
Allocation of earnings to preferred stockholders	(274)	—	—

Net income (loss) attributable to common stockholders	$30,818	$(161,904)	$(246,823)

Weighted-average common shares outstanding	381,100	370,545	363,569
Incremental shares attributable to the assumed exercise of outstanding options	9,779	—	—

Total adjusted weighted average common shares	390,879	370,545	363,569

Diluted net income (loss) per share attributable to common stockholders	$0.08	$(0.44)	$(0.68)

      Incremental shares attributable to the assumed exercise of outstanding options of 2,277,414, and 639,938 have been excluded from the calculation of diluted net loss per share for fiscal 2003 and 2002, respectively, as their effect would have been anti-dilutive due to the net loss incurred in those periods. Incremental shares

84	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attributable to the assumed conversion of convertible preferred stock of 3,388,406 have been excluded from the calculation of diluted earnings per share in fiscal 2004 as their effect would have been anti-dilutive. Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out of the money”) at October 31, 2004, 2003, and 2002 were also excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. At October 31, 2004, 2003, and 2002, there were 18,539,606, 50,497,016, and 70,309,436 out of the money options, respectively, that had been excluded.

      As of October 31, 2004, our Debentures are contingently convertible into 52,074,300 shares of common stock. Under current accounting literature, the dilutive effect of these contingently issuable shares of common stock is included in the calculation of diluted earnings per share only when the conversion contingencies have been satisfied. Because none of the conversion contingencies were satisfied during fiscal year ended October 31, 2004, these contingently issuable shares were excluded in the determination of diluted earnings per share.

      In November 2004, the EITF reached a final conclusion on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”. This issue addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share calculations. The EITF’s conclusion is that the market price trigger should be ignored and that these securities should be treated as convertible securities and included in diluted earnings per share regardless of whether the conversion contingencies have been met. Because our senior convertible debentures are contingently convertible debt with a market price trigger, we will be required to comply with EITF Issue 04-8 beginning in the first quarter of fiscal 2005. Had the conclusions of EITF Issue 04-8 been effective for fiscal 2004, reported earnings per share would not have changed due to the timing of our issuance of the senior convertible debentures. However, future earnings per share could be impacted by the adoption of this standard. For example, had the senior convertible debentures been outstanding for the fiscal year ended October 31, 2004, on a pro forma basis our diluted earnings per share attributable to common stock would have been $0.07 instead of the reported $0.08 per diluted share and our weighted average number of shares would have increased by approximately 52 million shares.

U.	Comprehensive Income

      Our accumulated other comprehensive income (loss) is comprised of the following:

	Fiscal Year Ended

	October 31,	October 31,
	2004	2003

	(Amounts in thousands)
Net unrealized gain on investments	$147	$1,499
Minimum pension liability	(1,256)	—
Cumulative translation adjustment	17,289	5,569

Total other comprehensive income	$16,180	$7,068

Novell annual report 2004	85

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes to accumulated other comprehensive income are as follows:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2004	2003	2002

	(Amounts in thousands)
Total gross unrealized loss on investments during the year, net of tax benefit of $2,670, $941, and $6,408 respectively	$(4,251)	$(1,503)	$(10,203)
Adjustment for unrealized loss on investment impairments	—	—	3,130
Adjustment for net realized gains on investments included in net income (loss), net of tax expense of $1,821, $500, and $2,666, respectively	2,899	798	4,245

Net unrealized loss on investments	(1,352)	(705)	(2,828)
Minimum pension liability, net of tax expense of $788, $0, and $0, respectively	(1,256)	—	—
Cumulative translation adjustments, net of tax expense of $7,362, $4,828, and $270, respectively	11,720	7,716	430

Other comprehensive income (loss)	$9,112	$7,011	$(2,398)

V.	Related Party Transactions

      During 2004 and 2003, we received consulting services from J.D. Robinson Incorporated. Mr. Robinson, a director of Novell, is Chairman and Chief Executive Officer and the sole shareholder of J.D. Robinson Incorporated. The agreement provides for payments of $0.2 million per year for these services. In each of fiscal 2004 and 2003, services in the amount of $0.2 million were provided by J.D. Robinson.

W.	Segment Information

      Beginning November 1, 2002, we reorganized our operations and began reporting our financial results in four segments; three are based on geographic areas and the fourth is Celerant consulting. The geographic segments were Americas, EMEA, and Asia Pacific. Beginning in fiscal 2004, we separated our Americas segment into North America and Latin America and separated Japan from our Asia Pacific segment. We have applied this presentation to all periods presented for comparability. Performance is evaluated by our Chief Executive Officer and our chief decision makers, and is based on reviewing revenue and segment operating income (loss) information for each of the geographic segments and for the Celerant consulting segment.

      The geographic segments include:

•	North America — includes the United States and Canada

•	EMEA — includes Eastern and Western Europe, Middle East, and Africa

•	Asia Pacific — includes China, Southeast Asia, Australia, New Zealand, and India

•	Latin America — includes Mexico, Central America, South America and the Caribbean

•	Japan — this geographic segment is a majority-owned joint venture between Novell and several other companies

86	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All geographic segments sell our software and services. These offerings are sold in the United States via direct, OEM, reseller, and distributor channels, and internationally are sold directly and through distributors who sell to dealers and end users. Operating results by segment are as follows:

	Fiscal 2004		Fiscal 2003		Fiscal 2002

		Operating		Operating		Operating
	Net Revenue	Income (Loss)	Net Revenue	Income (Loss)	Net Revenue	Income (Loss)

	(Amounts in thousands)
North America	$514,477	$269,137	$507,526	$225,471	$577,574	$272,856
EMEA	378,273	122,159	348,105	122,897	322,705	122,010
Asia Pacific	61,774	20,116	60,141	13,229	55,027	12,287
Latin America	21,026	1,685	24,036	4,750	26,972	6,307
Japan	28,304	7,089	26,359	4,055	26,810	1,531
Common unallocated operating costs	—	(350,827)	—	(381,414)	—	(382,360)

Total geographic segments	1,003,854	69,359	966,167	(11,012)	1,009,088	32,631
Celerant consulting	162,063	17,631	139,329	5,115	125,232	5,167
Unallocated integration, impairment and restructuring costs	—	(21,298)	—	(21,925)	—	(105,923)

Total	$1,165,917	$65,692	$1,105,496	$(27,822)	$1,134,320	$(68,125)

      Common unallocated operating costs include corporate services common to all geographic segments such as corporate sales and marketing, product development, corporate general and administrative costs, and corporate infrastructure costs. Celerant consulting does not utilize these corporate services.

      In addition to reviewing geographic and Celerant consulting segment results, our chief decision makers review net revenue by solution category. These solution categories are:

•	Identity management and web services solutions — solutions that help customers with their identity management and security issues. Products include Identity Manager, eDirectory, Border Manager, iChain, exteNd, and Secure Login.

•	Cross-platform solutions — solutions that offer an effective and open approach to networking and collaboration services, including file, print, messaging, scheduling, workspace, etc. while using a cross-platform approach. Products include NetWare, ZENworks, GroupWise, SUSE LINUX Enterprise Server, SUSE LINUX Professional, Novell LINUX Desktop, and Novell iFolder®.

•	Worldwide services — comprehensive worldwide IT consulting, training, and support services that apply business solutions to our customers’ business situations, providing the business knowledge and technical expertise to help our customers implement our identity management, web services, and cross-platform services.

•	Celerant consulting — operational strategy and implementation consulting services offered to a wide range of customers across various sectors, worldwide.

Novell annual report 2004	87

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue by Solution Category

	Fiscal Years Ended

	October 31,	October 31,	October 31,
	2004	2003	2002

	(Amounts in thousands)
Identity management and web services solutions	$101,531	$96,977	$82,610
Cross-platform solutions	597,475	569,859	608,750

Total software licenses and maintenance	699,006	666,836	691,360
Services	304,848	299,331	317,728

Total IT software and solutions	1,003,854	966,167	1,009,088
Celerant consulting	162,063	139,329	125,232

Total net revenue	$1,165,917	$1,105,496	$1,134,320

Geographic Information

      Revenue outside the United States are comprised of revenue to customers in Europe, Africa, the Middle East, Canada, South America, Australia, and Asia Pacific. Other than revenue from Ireland, international revenue was not material individually in any other international location. Inter-company revenue between geographic areas is accounted for at prices representative of unaffiliated party transactions. “U.S. operations” include shipments to customers in the U.S., licensing to OEMs, and exports of finished goods directly to international customers, primarily in Canada, South America, and Asia. “Irish operations” include shipments from Ireland of product to customers throughout Europe, the Middle East, and Africa, and licensing to OEMs. The Irish operation acts as the sales principal and thus records the revenue on shipments it makes. The Irish operation uses our other European, Middle Eastern, and African subsidiaries as commissionaires and commission agents to assist in the sales of software and in turn pays them a commission. This inter-company commission is included in the eliminations. “Other international operations” primarily includes revenue from consulting and service contracts.

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2004	2003	2002

	(Amounts in thousands)
Revenue:
U.S. operations	$587,710	$682,909	$711,320
Irish operations	320,624	305,697	270,126
Other international operations	311,799	216,364	211,001
Eliminations	(54,216)	(99,474)	(58,127)

Total revenue	$1,165,917	$1,105,496	$1,134,320

Long-lived assets at year end:
U.S. operations	$715,005	$753,712	$1,007,391
Irish operations	291,168	108,709	109,250
Other international operations	326,033	94,528	75,476
Eliminations	(605,048)	(426,438)	(520,913)

Total long-lived assets at year end	$727,158	$530,511	$671,204

88	Novell annual report 2004

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reconciliation of long-lived assets to total assets is as follows:

	October 31,	October 31,	October 31,
	2004	2003	2002

	(Amounts in thousands)
Long-lived assets	$727,158	$530,574	$671,204
Other long-term assets	29,456	6,526	74,323
Current assets	1,534,934	1,030,553	919,538

Total assets	$2,291,548	$1,567,653	$1,665,065

      In fiscal 2004, 2003, and 2002, sales to international customers were approximately $648.5 million, $593.1 million, and $551.7 million, respectively. In fiscal 2004, 2003, and 2002, international sales to the EMEA segment were 77% 75%, and 73%, of international sales, respectively. No one foreign country accounted for more than 10% of total revenue in any period and there were no customers who accounted for more than 10% of revenue in any period.

X.	Derivative Instruments

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

      We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the quarter-end, the fair value of the derivatives as of October 31, 2004 is insignificant. Gains and losses recognized during a quarter on these foreign currency contracts are recorded as other income or expense and generally offset corresponding gains and losses on the underlying hedged assets and liabilities, resulting in negligible effect to our financial statements.

Y.	Subsequent Events

      On November 8, 2004, Novell announced an agreement with Microsoft Corporation to settle potential antitrust litigation related to our NetWare operating system in exchange for $536 million in cash, which we received on November 18, 2004. The financial terms of the NetWare settlement agreement, net of related legal fees, are expected to result in a pre-tax gain of approximately $448 million in the first quarter of fiscal 2005. We will account for this transaction, and any related tax effects, in the first quarter of fiscal 2005.

Novell annual report 2004	89

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders — Novell, Inc.

      We have audited the accompanying consolidated balance sheets of Novell, Inc. and subsidiaries (the Company) as of October 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novell, Inc. and subsidiaries at October 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

November 16, 2004

90	Novell annual report 2004

NOVELL, INC.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

Unaudited

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year

	(Amounts in thousands, except per share data)
Fiscal Year Ended October 31, 2004
Revenue	$267,107	$293,556	$304,597	$300,657	$1,165,917
Gross profit	172,231	187,114	200,641	190,252	750,238
Income before taxes	16,483	14,837	28,794	14,860	74,974
Net income	10,135	10,383	23,405	13,265	57,188
Net income (loss) available to common stockholders	$10,135	$(15,399)	$23,216	$13,140	$31,092
Net income (loss) per common share, basic and diluted	$0.03	$(0.04)	$0.06	$0.03	$0.08
Fiscal Year Ended October 31, 2003
Revenue	$259,971	$275,967	$282,809	$286,749	$1,105,496
Gross profit	162,407	167,196	151,763 *	185,412	666,778
Income (loss) before taxes	(12,354)	(34,984)	(23,762)	16,090	(55,010)
Net loss	(11,888)	(28,612)	(12,400)	(109,004)	(161,904)
Net loss available to common stockholders	$(11,888)	$(28,612)	$(12,400)	$(109,004)	$(161,904)
Net income (loss) per common share, basic and diluted	$(0.03)	$(0.08)	$(0.03)	$(0.29)	$(0.44)
Fiscal Year Ended October 31, 2002
Revenue	$277,859	$273,853	$282,273	$300,335	$1,134,320
Gross profit	160,290	161,025	172,451	191,136	684,902
Income (loss) before taxes	11,930	(32,042)	15,498	(87,611)	(92,225)
Net income (loss) before accounting change	8,351	(29,749)	9,949	(91,672)	(103,121)
Net income (loss)	8,351	(173,451)	9,949	(91,672)	(246,823)
Net income (loss) available to common stockholders	$8,351	$(173,451)	$9,949	$(91,672)	$(246,823)
Net income (loss) per common share before accounting change, basic and diluted	$0.02	$(0.08)	$0.03	$(0.25)	$(0.28)
Net income (loss) per common share, basic and diluted	$0.02	$(0.48)	$0.03	$(0.25)	$(0.68)

*	Reflects the reclassification of an intangible asset impairment loss of $23.6 million to cost of revenue from other income (expense) as previously recorded in our Form 10-Q for the third quarter of fiscal 2003.

Novell annual report 2004	91

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On September 27, 2004, we retained PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm effective for the fiscal year 2005 beginning November 1, 2004. PwC replaces Ernst & Young LLP, which we retained to complete the fiscal year 2004 audit. On September 27, 2004, we filed a current report on Form 8-K to report this change (as amended on October 7, 2004).

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

Item 9B.	Other Information

      On January 7, 2005, we entered into a change in control agreement (the “Agreement”) with Jack L. Messman, our President and Chief Executive Officer. Pursuant to the Agreement, in the event that Mr. Messman’s employment with us were to be terminated without a change in control, we would provide the following benefits: (i) an amount equal to two times Mr. Messman’s base salary and target bonus; (ii) a prorated bonus for the year of termination; (iii) twelve months of continued health and dental coverage; (iv) one year of accelerated vesting of Mr. Messman’s stock options; (v) one year of accelerated vesting of Mr. Messman’s restricted common stock; and (vi) reimbursement for outplacement benefits that are actually provided, not to exceed 20% of Mr. Messman’s base salary. In the event of an involuntary termination in connection with a change in control, Mr. Messman would receive the following benefits: (i) an amount equal to three times Mr. Messman’s base salary and target bonus; (ii) a prorated bonus for the year of termination; (iii) 36 months of continued health and dental coverage; (iv) a lump sum cash payment of what Novell would have paid as matching contributions under the Novell 401(k) plan for 36 months after Mr. Messman’s termination date; (v) a lump sum cash payment of what Novell would have paid as premiums under Mr. Messman’s split-dollar life insurance policy for 36 months after Mr. Messman’s termination date; (vi) payment of certain legal fees; (vii) outstanding restricted common stock, if any, and other equity rights, if any, will become fully vested; (viii) outstanding stock options will become fully vested; (ix) a lump sum payment equal to 20% of Mr. Messman’s base salary which may be used to cover the costs of outplacement assistance; and (x) if the payments provided to the executive exceed the amount that triggers the excise tax under section 4999 of the Tax Code by more than 10%, the payments will be grossed-up. Mr. Messman also has the right to terminate his employment for any reason during the 30-day period after the first anniversary of a change in control and still receive these benefits. Additionally, the Agreement contains non-competition and non-solicitation provisions.

92	Novell annual report 2004

PART III

Item 10.	Directors and Executive Officers of Registrant

      The information required with respect to directors is incorporated herein by reference to the information contained in the section captioned “Election of Directors” of our definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held April 14, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The information with respect to our audit committee financial expert is incorporated herein by reference to the information contained in the section captioned “Corporate Governance” of the Proxy Statement. We have undertaken to provide to any person without charge, upon request, a copy of our code of ethics applicable to our chief executive officer and senior financial officers. You may obtain a copy of this code of ethics through our automated telephone access system at 800-317-3195 or by e-mailing Novell’s investor relations department at irmail@novell.com. The information required by this Item regarding our executive officers is set forth above in Item 1 in Part I hereof under the heading entitled “Executive Officers” which information is incorporated by reference into this Part III, Item 10.

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

Item 14.	Principal Accountant Fees and Services

      The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Principal Accountant Fees and Services” of the Proxy Statement.

Novell annual report 2004	93

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)      (1.) Financial Statements:

      The following documents are filed as a part of this Annual Report on Form 10-K for Novell, Inc.:

Consolidated Statements of Operations for the fiscal years ended October 31, 2004, October 31, 2003 and October 31, 2002.

Consolidated Balance Sheets at October 31, 2004 and October 31, 2003.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended October 31, 2004, October 31, 2003 and October 31, 2002.

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2004, October 31, 2003 and October 31, 2002.

Notes to Consolidated Financial Statements.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

           (2.) Financial Statement Schedules:

      The following consolidated financial statement schedule is included on page 97 of this Form 10-K:

                Schedule II — Valuation and Qualifying Accounts

Schedules other than that listed above are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

           (3.) Exhibits:

A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 98 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Exhibits

See Item 15(a)(3).

(c) Financial Statement Schedules

See Item 15(a)(2).

94	Novell annual report 2004

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc.
(Registrant)

Date: January 13, 2005

By:	/s/ JACK L. MESSMAN

Jack L. Messman,
Chairman of the Board, President
and Chief Executive Officer

Novell annual report 2004	95

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JACK L. MESSMAN (Jack L. Messman)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	January 13, 2005

/s/ JOSEPH S. TIBBETTS, JR. (Joseph S. Tibbetts, Jr.)	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	January 13, 2005

/s/ ALBERT AIELLO (Albert Aiello)	Director	January 13, 2005

/s/ FRED CORRADO (Fred Corrado)	Director	January 13, 2005

/s/ RICHARD L. CRANDALL (Richard L. Crandall)	Director	January 13, 2005

/s/ WAYNE MACKIE (Wayne Mackie)	Director	January 13, 2005

(Claudine B. Malone)	Director

/s/ RICHARD L. NOLAN (Richard L. Nolan)	Director	January 13, 2005

/s/ THOMAS G. PLASKETT (Thomas G. Plaskett)	Director	January 13, 2005

/s/ JOHN W. PODUSKA, SR. (John W. Poduska, Sr.)	Director	January 13, 2005

/s/ JAMES D. ROBINSON, III (James D. Robinson, III)	Director	January 13, 2005

/s/ KATHY BRITTAIN WHITE (Kathy Brittain White)	Director	January 13, 2005

96	Novell annual report 2004

NOVELL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable Allowance

		Additions	Additions		Deductions	Deductions
	Balance at	Charged to	Charged to	Additions	from	from Bad	Balance
	Beginning	Return	Bad Debt	from	Return	Debt	at End
	of Period	Allowances	Allowances	Acquisition	Allowances	Allowances	of Period

	(In thousands)
Fiscal year ended
October 31, 2002	$47,249	$30,916	$2,819	$1,861	$32,734	$10,435	$39,676
October 31, 2003	$39,676	$9,838	$2,134	$—	$20,527	$4,269	$26,852
October 31, 2004	$26,852	$30,301	$763	$2,468	$32,854	$3,133	$24,396

Novell annual report 2004	97

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Amendment No. 1 to Agreement and Plan of Reorganization, dated as of May 24, 2001, by and among Novell, Inc., Ceres Neptune Acquisition Corp. and Cambridge Technology Partners (Massachusetts), Inc.(1)(Annex A)
2.2	Agreement and Plan of Merger, dated as of June 9, 2002 by and among Novell, Inc., Delaware Planet, Inc. and SilverStream Software, Inc.(2)(Exhibit 2.1)
3.1	Certificate of Incorporation.(3)(Exhibit 3.1)
3.2	By-Laws, as amended and restated February 26, 2002.(4)(Exhibit 3.2)
4.1	Reference is made to Exhibit 3.1.
4.2	Form of certificate representing the shares of Novell common stock.(5)(Exhibit 4.3)
4.3	Preferred Shares Rights Agreement, dated as of December 7, 1988, as amended and restated effective September 20, 1999, by and between Novell, Inc. and ChaseMellon Shareholder Services, L.L.C.(6)(Exhibit 1)
4.4	Indenture dated as of July 2, 2004 between the Registrant and Wells Fargo Bank, National Association, as Trustee.(7)(Exhibit 4.1)
10.1	Registration Rights Agreement dated July 2, 2004 between the Registrant and Citigroup Global Markets Inc., for itself and on behalf of certain purchasers.(7)(Exhibit 10.1)
10.2*	Novell, Inc. 1989 Employee Stock Purchase Plan.(8)(Exhibit 4.1)
10.3*	Novell, Inc. 1991 Stock Plan.(9)(Exhibit 4.1)
10.4*	Novell, Inc. 2000 Stock Plan.(10)(Exhibit 4.2)
10.5*	Novell, Inc. 2000 Stock Option Plan.(10)(Exhibit 4.1)
10.6*	UNIX System Laboratories, Inc. Stock Option Plan.(11)(Exhibit 4.3)
10.7*	Novell, Inc. Stock Option Plan for Non-Employee Directors.(12)(Exhibit 4.1)
10.8*	Novell, Inc./ SilverStream Software, Inc. 1997 Stock Incentive Plan.(13)(Exhibit 4.2)
10.9*	Novell, Inc./ SilverStream Software, Inc. 2001 Stock Incentive Plan.(13)(Exhibit 4.3)
10.10*	Novell, Inc./ SilverStream Software, Inc./eObject, Inc. 2000 Stock Plan.(13)(Exhibit 4.4)
10.11*	Novell, Inc./ SilverStream Software, Inc./ Bondi Software, Inc. Employee Stock Option Plan.(13)(Exhibit 4.5)
10.12*	Novell, Inc. Stock Based Deferred Compensation Plan.(14)(Appendix E)
10.13*	Novell, Inc. Stock-Based Deferred Compensation Plan — Stock Purchase Assistance Subplan.(15)
10.14*	Key Employment Agreement dated as of May 22, 2001 between the Registrant and Jack L. Messman.(1)(Exhibit C to Annex A)
10.15*	Severance Agreement dated as of January 7, 2005 between the Registrant and Jack L. Messman.(15)
10.16*	Severance Agreement dated as of March 25, 2003 between the Registrant and Alan J. Friedman.(16)(Exhibit 10.16)
10.17*	Severance Agreement dated as of May 29, 2003 between the Registrant and Ronald W. Hovsepian.(16)(Exhibit 10.17)
10.18*	Severance Agreement dated as of March 25, 2003 between the Registrant and Joseph A. LaSala, Jr.(16)(Exhibit 10.18)

98	Novell annual report 2004

Exhibit
Number	Description

10.19*	Severance Agreement dated as of February 10, 2003 between the Registrant and Joseph S. Tibbetts, Jr.(16)(Exhibit 10.20)
10.20*	Letter Agreement dated December 15, 1995 between Novell, Inc. and RRE Advisors, LLC.(17)(Exhibit 10.2)
10.21*	Letter Agreement dated July 14, 2001 between Novell, Inc. and Dennis R. Raney.(18)(Exhibit 10.15)
10.22*	Novell, Inc. Non-employee Director Compensation Summary.(15)
10.23*	Novell, Inc. Deferred Compensation Plan.(15)
21	Subsidiaries of the Registrant.(15)
23.1	Consent of Ernst & Young LLP, Independent Auditors.(15)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(15)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(15)

*	Indicates management contracts or compensatory plans

(1)	Incorporated by reference to the Annex or Exhibit identified in parentheses, filed as an annex or exhibit to the Proxy Statement-Prospectus forming a part of the Registration Statement on Form S-4 (Reg. No. 333-59326) of the Registrant, filed April 20, 2001 and amended May 25, 2001.

(2)	Incorporated by reference to the Exhibit identified in the parentheses, filed as an exhibit to the Registrant’s Report on Form 8-K, filed June 10, 2002 (File No. 0-13351).

(3)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended April 30, 2004 (File No. 0-13351).

(4)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2002.

(5)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-1, filed November 30, 1984, and amendments thereto (File No. 2-94613).

(6)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Report on Form 8-A, dated December 13, 1999 (File No. 0-13351).

(7)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended July 31, 2004 (File No. 0-13351).

(8)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed October 12, 2001 (File No. 333-62087).

(9)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed May 29, 1996 (File No. 333-04775).

(10)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed July 1, 2000 (File No. 333-41328).

Novell annual report 2004	99

(11)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed July 2, 1993 (File No. 33-65440).

(12)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed May 30, 1996 (File No. 333-04823).

(13)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed August 6, 2002 (File No. 333-97713).

(14)	Incorporated by reference to the Appendix identified in parentheses, filed as an exhibit to the Proxy Statement of the Registrant filed March 17, 2003.

(15)	Filed herewith.

(16)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2003 (File No. 0-13351).

(17)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended January 31, 2002 (File No. 0-13351).

(18)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2001 (File No. 0-13351).

100	Novell annual report 2004