Form 10-Q
period 2005-01-31
NOVELL INC
filed 2005-03-11
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2005

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

(781) 464-8000

(Registrant’s telephone number, including area code)

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

As of February 28, 2005 there were 378,968,879 shares of the registrant’s common stock outstanding.

NOVELL, INC.

Part I. Financial Information

Item 1. Financial Statements

NOVELL, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	January 31, 2005	October 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$771,844	$434,404
Short-term investments	886,558	777,063
Receivables (net of allowances of $19,177 and $24,396 at January 31, 2005 and October 31, 2004, respectively)	201,328	269,431
Prepaid expenses	30,641	25,190
Other current assets	29,847	28,846

Total current assets	1,920,218	1,534,934
Property, plant and equipment, net	219,835	231,468
Long-term investments	57,511	55,986
Goodwill	361,081	391,088
Intangible assets, net	61,087	48,616
Other assets	28,577	29,456

Total assets	$2,648,309	$2,291,548

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,903	$55,956
Accrued compensation	105,473	126,612
Other accrued liabilities	89,113	98,983
Income taxes payable	56,560	37,077
Deferred revenue	343,104	374,186

Total current liabilities	640,153	692,814
Deferred income taxes	4,640	3,855
Senior convertible debentures	600,000	600,000

Total liabilities	1,244,793	1,296,669

Minority interests	6,364	6,515

Redeemable securities:
Series B preferred stock, $.10 par value, Authorized — 1,000 shares; Outstanding — 500 shares at January 31, 2005 and October 31, 2004 (at redemption value)	25,000	25,000

Stockholders’ equity:
Series A preferred stock, $.10 par value, Authorized — 499,000 shares; no shares issued	—	—
Common stock, par value $.10 per share, Authorized — 600,000,000 shares; Issued — 393,967,268 and 393,061,385 shares, Outstanding — 378,780,234 and 377,874,351 shares at January 31, 2005 and October 31, 2004, respectively	39,397	39,306
Additional paid-in capital	439,068	431,102
Treasury stock, at cost — 15,187,034 shares at January 31, 2005 and October 31, 2004	(124,989)	(124,989)
Retained earnings	1,002,887	607,851
Accumulated other comprehensive income	20,790	16,180
Unearned stock compensation	(5,001)	(6,086)

Total stockholders’ equity	1,372,152	963,364

Total liabilities, redeemable securities, and stockholders’ equity	$2,648,309	$2,291,548

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three Months Ended
	January 31, 2005	January 31, 2004
	(unaudited)
Net revenue:
New software licenses	$44,296	$54,769
Maintenance and services	245,832	212,338

Total net revenue	290,128	267,107

Cost of revenue:
New software licenses	4,632	4,922
Maintenance and services	107,419	89,954

Total cost of revenue	112,051	94,876

Gross profit	178,077	172,231

Operating (income) expenses:
Sales and marketing	94,009	81,769
Product development	48,993	50,199
General and administrative	28,240	26,257
Restructuring expenses	6,419	—
Gain on sale of property, plant and equipment	(1,589)	—
Gain on settlement of potential litigation	(447,560)	—

Total operating (income) expenses	(271,488)	158,225

Income from operations	449,565	14,006

Other income (expense):
Investment income	9,453	4,657
Impairment of investments	(1,013)	(1,145)
Other expenses, net	(3,405)	(1,035)

Other income, net	5,035	2,477

Income before income taxes	454,600	16,483
Income tax expense	59,439	6,348

Net income	$395,161	$10,135

Net income available to common stockholders – basic	$390,891	$10,135

Net income available to common stockholders – diluted	$392,384	$10,135

Weighted-average shares outstanding:
Basic	377,257	378,566
Diluted	435,467	391,371
Net income per common share available to common stockholders – basic	$1.04	$0.03

Net income per common share available to common stockholders – diluted	$0.90	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three Months Ended
	January 31, 2005	January 31, 2004
	(unaudited)
Cash flows from operating activities
Net income	$395,161	$10,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,895	16,152
Decrease in accounts receivable allowances	(5,219)	(819)
Income tax benefits related to stock plans	4,260	—
Utilization of previously reserved acquired net operating losses	29,000	—
Gain on sale of property, plant and equipment	(1,589)	—
Impairment of investments	1,013	1,146
Changes in current assets and liabilities, excluding the effect of acquisitions:
Receivables	73,322	65,067
Prepaid expenses	(5,451)	(5,177)
Deferred income taxes	785	(17,310)
Other current assets	(1,001)	270
Deferred revenue	(31,082)	(36,582)
Accounts payable	(10,053)	4,660
Accrued liabilities	(10,394)	(6,521)

Net cash provided by operating activities	451,647	31,021

Cash flows from financing activities
Issuance of common stock, net	4,467	28,493
Payment of cash dividends on preferred stock	(250)	—

Net cash provided by financing activities	4,217	28,493

Cash flows from investing activities
Purchases of property, plant and equipment	(5,649)	(5,466)
Proceeds from the sale of property, plant and equipment	10,421	—
Purchases of short-term investments	(425,423)	(214,526)
Maturities of short-term investments	127,567	65,034
Sales of short-term investments	186,150	194,758
Cash paid for acquisition of SUSE, net of cash acquired	—	(200,298)
Purchase of intangible assets	(15,500)	—
Other	4,010	(107)

Net cash used in investing activities	(118,424)	(160,605)

Total increase (decrease) in cash and cash equivalents	337,440	(101,091)
Cash and cash equivalents — beginning of period	434,404	366,932

Cash and cash equivalents — end of period	$771,844	$265,841

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2005

A. Quarterly Financial Statements

The interim consolidated financial statements as of and for the three months ended January 31, 2005 and 2004 have been prepared by Novell, Inc. (“Novell”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our fiscal 2004 Annual Report on Form 10-K. These financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of the financial condition and results of operations as of and for these interim periods. The interim operating results are not necessarily indicative of the results for a full year.

B. Settlement of Potential Litigation

On November 8, 2004, we entered into an agreement with Microsoft Corporation (“Microsoft”) to settle potential antitrust litigation related to our NetWare operating system in exchange for $536 million in cash. On November 18, 2004, we received $536 million in cash from Microsoft. The financial terms of the NetWare settlement agreement, net of related legal fees of $88 million, resulted in a pre-tax gain of approximately $447.6 million in the first quarter of fiscal 2005.

C. Cash, Cash Equivalents and Short-Term Investments

We consider all investments with an initial term to maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are diversified, primarily consisting of investment grade securities that either mature within the next 12 months or have other characteristics of short-term investments, such as auction dates within at least 6 months of the prior auction date or being available to be used for current operations even if some maturities may extend beyond one year. All auction rate securities are classified as short-term investments.

All marketable debt and equity securities that are included in cash and short-term investments are considered available-for-sale and are carried at fair value. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income, net of tax, after considering any applicable tax valuation allowances. Fair values are based on quoted market prices where available. If quoted market prices are not available, we use third-party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. Gross unrealized gains and gross unrealized losses at January 31, 2005 were $0.7 million and $2.8 million, respectively. Gross unrealized gains and gross unrealized losses at October 31, 2004 were $1.1 million and $1.0 million, respectively. When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in investment income in the consolidated statements of operations.

During the first quarter of fiscal 2005, we realized gains of $0.6 million and realized losses of $0.3 million from the sale of short-term investments. During the first quarter of fiscal 2004, we realized gains of $1.9 million and realized losses of $0.1 million from the sale of short-term investments. We did not record any impairment losses on short-term investments during the first three months of fiscal 2005 or fiscal 2004.

D. Long-Term Investments

At January 31, 2005, long-term investments primarily consisted of investments made in venture capital partnerships and other direct investments in equity securities of privately-held companies. Long-term investments are accounted for initially at cost and written down to fair value when indicators of impairment are deemed to be other than temporary.

We routinely review our long-term investments for impairment. To assess impairment, we analyze forecasted financial performance of the investees, the liquidation preference value of the stock we hold, and our estimate of the potential for investment recovery based on all these factors. During the first quarter of fiscal 2005 and 2004, we recognized impairment losses on long-term investments totaling $1.0 million and $1.1 million, respectively.

E. Goodwill and Intangible Assets

Goodwill

The following is a summary of goodwill as of the dates shown resulting from the indicated acquisitions:

	January 31, 2005	October 31, 2004
(amounts in thousands)
SUSE	$176,963	$176,963
SilverStream	112,622	124,622
Cambridge Technology Partners	26,500	42,500
Ximian	33,855	34,855
Salmon	2,102	3,109
Other technology companies	9,039	9,039

Total goodwill	$361,081	$391,088

Goodwill is allocated to our reporting segments as follows:

	North America	EMEA	Asia Pacific	Latin America	Japan	Celerant Consulting	Total
(amounts in thousands)
Balance as of October 31, 2003	$85,067	$74,100	$8,887	$1,750	$996	$42,500	$213,300
Adjustments	97,868	69,324	12,509	3,773	5,199	—	188,673

Balance as of January 31, 2004	$182,935	$143,424	$21,396	$5,523	$6,195	$42,500	$401,973

	North America	EMEA	Asia Pacific	Latin America	Japan	Celerant Consulting	Total
(amounts in thousands)
Balance as of October 31, 2004	$175,548	$141,380	$20,524	$5,268	$5,868	$42,500	$391,088
Adjustments	(6,407)	(6,812)	(644)	(95)	(49)	(16,000)	(30,007)

Balance as of January 31, 2005	$169,141	$134,568	$19,880	$5,173	$5,819	$26,500	$361,081

Adjustments to goodwill during the first quarter of fiscal 2005 of approximately $29 million, attributable to SilverStream, Cambridge Technology Partners (Celerant Consulting), and Ximian, primarily relate to the reversal of deferred tax asset valuation allowances attributable to net operating loss carryforwards that were utilized by income generated in the first quarter, mainly from the Microsoft settlement. Goodwill was reduced because the valuation allowances related to these acquired net operating losses were established during the allocation of the purchase price for each of these acquisitions and was therefore a component of the goodwill balances. An adjustment to goodwill attributable to Salmon of approximately $1 million relates to purchase price adjustments to merger liabilities for employee bonuses and the related taxes and foreign exchange rate adjustments.

Intangibles

The following is a summary of identifiable intangible assets, net of accumulated amortization:

	January 31, 2005	October 31, 2004
(amounts in thousands)
Trademarks and trade names	$26,121	$26,121
Patents	15,271	—
Customer relationships	12,104	13,570
Developed technology	3,390	4,203
Internal use software	3,845	4,340
Non-compete agreement	356	382

Total identifiable intangible assets	$61,087	$48,616

During the first quarter of fiscal 2005, we acquired a portfolio of patents and patent applications for $15.5 million. These patents and patent applications were purchased to enhance our portfolio of intellectual property and will strengthen our ability to defend against those who might assert patent claims against open source products marketed and supported by Novell, consistent with our publicly disclosed policy.

Trademarks and trade names have indefinite lives and are not amortized but are periodically evaluated for impairment. Patents are amortized over ten years. Customer relationships, developed technology, internal use software and non-compete agreements are amortized over three years. Amortization of intangible assets for the first quarter of fiscal 2005 and 2004 was $3.0 million and $1.5 million, respectively. Accumulated amortization was $19.4 million and $8.4 million at January 31, 2005 and 2004, respectively. Amortization of intangibles is estimated to be approximately $9.3 million for the remainder of fiscal 2005, $11.5 million in fiscal 2006, $7.0 million in fiscal 2007, and $1.6 million in each of the fiscal years 2008 and 2009.

F. Income Taxes

Income tax expense for the first quarter of fiscal 2005 was $59.4 million and relates principally to the $447.6 million gain on the Microsoft settlement. Additional income tax expense relates to foreign earnings. The effective tax rate for the first quarter of fiscal 2005 was 13.1% compared to the effective tax rate of 38.5% for the same period in 2004. The rate differs because of the reversal of valuation allowances in the first quarter of fiscal 2005 due to the use of net operating losses.

The effective tax rate for the full fiscal year 2004 was 23.7%. The effective tax rate for fiscal 2005 will be lower than the rate for fiscal 2004 primarily as a result of the reversal of valuation allowances due to the use of net operating losses. As a result of the Microsoft settlement, we expect a significant decrease in the amount of U.S. net operating loss carryforwards at the end of the fiscal year. During the first quarter of fiscal 2005, we reduced our valuation allowances by $164 million to reflect the use of U.S. net operating losses. The Microsoft settlement provided U.S. taxable income, which was offset by the loss carryforwards. The tax benefit on the use of these net operating losses was credited as follows: $29 million to reduce goodwill related to acquired companies, $4 million to additional paid-in capital, and the remainder to reduce income tax expense.

We continue to believe that it is more likely than not that our remaining U.S. net deferred tax assets will not be realized based on the weight of all available evidence. As a result, we have provided a full valuation reserve on our deferred tax assets. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions.

We paid cash for income taxes of $3.4 million in the first quarter of fiscal 2005 and $1.2 million during the same period of fiscal 2004. We continue to evaluate our tax reserves under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The amount reflected in the consolidated balance sheet at January 31, 2005 is considered adequate.

G. Line of Credit

We have available a $25 million bank line of credit for the issuance of standby letters of credit. At January 31, 2005, there were standby letters of credit of $18.3 million outstanding under this line, all of which are collateralized by cash. The bank line expires on April 1, 2005. The bank line is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. We are in compliance with all financial covenants relating to this line of credit as of January 31, 2005. In addition, at January 31, 2005, we had outstanding letters of credit of an insignificant amount at other banks.

H. Restructuring Expenses

During the first quarter of fiscal 2005, we recorded restructuring expenses of $6.4 million. These restructuring expenses were related to our continuing efforts to restructure our business around Linux and open source. Specific actions taken included reducing our workforce by 71 employees during the quarter, mainly in consulting, sales and product development in EMEA and North America. Total restructuring expenses by reporting segment were as follows: North America $1.1 million, EMEA $4.3 million, Japan $0.2 million, Latin America $0.1 million, and Corporate unallocated operating costs $0.7 million.

Our restructuring activities in previous periods are disclosed in detail in our Annual Report on Form 10-K for the fiscal year 2004. The following table summarizes the restructuring reserve balance and activity during the first three months of fiscal 2005:

	1st Quarter Fiscal 2005 Restructuring	Fiscal 2004 Restructurings	Fiscal 2003 Restructuring	Fiscal 2002 Restructuring	Fiscal 2001 Restructurings	Total
	(amounts in thousands)
Restructuring reserve balance at October 31, 2004:
Employee termination costs	$—	$4,658	$293	$—	$—	$4,951
Excess facilities, property and equipment	—	2,507	2,523	3,523	1,757	10,310
Other restructuring-related costs	—	—	1,842	1,076	280	3,198

Total restructuring reserve balance	—	7,165	4,658	4,599	2,037	18,459

Restructuring expenses for the first quarter of fiscal 2005:
Employee termination costs	6,241	—	—	—	—	6,241
Excess facilities, property and equipment	14	—	—	—	—	14
Other restructuring-related costs	164	—	—	—	—	164

Total restructuring expenses	6,419	—	—	—	—	6,419

Payments/adjustments during the first quarter of fiscal 2005:
Employee termination costs	(1,192)	(869)	(41)	—	—	(2,102)
Excess facilities, property and equipment	—	(278)	(392)	(390)	(160)	(1,220)
Other restructuring-related costs	(15)	—	—	—	(44)	(59)

Total payments/adjustments	(1,207)	(1,147)	(433)	(390)	(204)	(3,381)

Restructuring reserve balance at January 31, 2005:
Employee termination costs	5,049	3,789	252	—	—	9,090
Excess facilities, property and equipment	14	2,229	2,131	3,133	1,597	9,104
Other restructuring-related costs	149	—	1,842	1,076	236	3,303

Total restructuring reserve balance	$5,212	$6,018	$4,225	$4,209	$1,833	$21,497

As of January 31, 2005, the remaining unpaid balances include accrued liabilities related to severance benefits which will be paid out over the remaining severance obligation period, lease costs for redundant facilities which will be paid over the respective remaining contract terms, and various employee-related severance costs which will be primarily paid over the next twelve months.

I. Senior Convertible Debentures

On July 2, 2004, we issued and sold $600 million aggregate principal amount of our senior convertible debentures (“Debentures”) due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2005. During the first quarter of fiscal 2005, we incurred interest expense of $0.8 million, and we made cash payments for interest of $1.6 million related to these debentures.

In connection with the issuance of the Debentures, we incurred $14.9 million of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are classified within Other Assets and are being amortized as interest expense using the effective interest method over the term from issuance through the date that the holders can first require repurchase of the Debentures (July 15, 2009). Amortization expense related to the issuance costs was $0.7 million for the first quarter of fiscal 2005.

J. Guarantees

We have provided a guarantee to a foreign taxing authority in the amount of $2.6 million related to a foreign tax audit and at January 31, 2005, we had $2.6 million accrued for the foreign tax audit guarantee. It is expected that the term of the foreign tax audit guarantee will continue until the conclusion of the audit. We have also provided other guarantees of insignificant amounts for various purposes.

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

K. Commitments and Contingencies

As of January 31, 2005, we had a carrying value of $54.9 million related to long-term investments in various venture capital funds and had commitments to contribute an additional $29.4 million to these funds at times and amounts as requested by the fund managers.

L. Legal Proceedings

In November 2004, we filed suit against Microsoft in the U.S. District Court, District of Utah. We are seeking treble damages under the Clayton Act, plus interest, in an amount to be determined at trial based on claims that Microsoft eliminated competition in the office productivity software market during the time that we owned the WordPerfect word-processing application and the Quattro Pro spreadsheet application. Among other claims, we alleged that Microsoft withheld certain critical technical information about Windows from us, thereby impairing our ability to develop new versions of WordPerfect and other office productivity applications, and that Microsoft integrated certain technologies into Windows designed to exclude WordPerfect and other Novell applications from relevant markets. In addition, we alleged that Microsoft used its monopoly power to prevent original equipment manufacturers from offering WordPerfect and other applications to customers. On January 7, 2005, Microsoft filed a motion to dismiss the complaint and Novell filed its Memorandum in Opposition to Microsoft’s Motion on February 22, 2005. No hearing on Microsoft’s Motion has yet been scheduled by the Court. We will continue to vigorously oppose the motion to dismiss. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

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

SilverStream, which we acquired in July 2002, and several of its former officers and directors, as well as the underwriters who handled SilverStream’s two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Act, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of these issuers, including SilverStream’s. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court. A Consolidated Amended Complaint with respect to all of these companies was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. While we believe that SilverStream and its former officers and directors have meritorious defenses to the claims, a tentative settlement has been reached between many of the defendants and the plaintiffs, which contemplates a settlement of the claims. The settlement, agreement, however, has not been finally approved by the Court. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

In February 1998, a suit was filed in the U.S. District Court, District of Utah, against us and certain of our officers and directors, alleging violation of federal securities laws by concealing the true nature of our financial condition and seeking unspecified damages. The lawsuit was brought as a purported class action on behalf of purchasers of our common stock from November 1, 1996 through April 22, 1997 (the “class members”). After a first dismissal of the suit on November 3, 2000 and a subsequent amendment to the complaint filed on February 20, 2001, the U.S. District Court dismissed the amended complaint with prejudice for failure to state a claim. Much of the District Court’s Order of Dismissal was recently affirmed by the Tenth Circuit Court of Appeals while certain claims were remanded for the District Court’s further review. Recently, we along with our directors and officers liability insurance carriers agreed to a proposed settlement that includes a settlement payment of $13.9 million to a settlement fund for the class members. Of this amount, and assuming the settlement agreement is ultimately approved by the Court and class members, we will contribute $0.6 million toward the settlement payment. Final approval of the proposed settlement is anticipated during the summer of 2005.

We evaluate the adequacy of our legal reserves on a quarterly basis. We are currently party to various legal proceedings and claims including former employees, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

M. Redeemable Preferred Stock

On March 23, 2004, we entered into a definitive agreement with International Business Machines Corporation (“IBM”) in connection with IBM’s previously announced $50 million investment in Novell. Under the agreement, IBM purchased 1,000 shares of our Series B redeemable preferred stock (“Series B Preferred Stock”). Each share of Series B Preferred Stock is convertible at a rate of 8,000 shares of our common stock for every share of Series B Preferred Stock, which represents a conversion price of $6.25 per common share. On June 17, 2004, IBM converted 500 shares of Series B Preferred Stock into four million shares of common stock. The Series B Preferred Stock is entitled to a dividend of 2% of the redemption value per annum, payable quarterly in cash. Dividends on the Series B Preferred Stock during the first quarter of fiscal 2005 amounted to $0.1 million. Cash payments for dividends of $0.3 million were paid during the first quarter of fiscal 2005.

N. Net Income Per Share Available to Common Stockholders

Basic and diluted net income per share available to common stockholders is presented in conformity with SFAS No. 128, “Earnings per Share” and related interpretation Emerging Issues Task Force 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” Basic net income per share available to common stockholders is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Income available to common stockholders excludes accumulated preferred stock dividends and earnings allocated to participating preferred stockholders. Common stock equivalents include stock options, restricted stock and, in certain circumstances, convertible securities such as our Debentures and Series B Preferred Stock. Diluted net income per share assumes the conversion of the Series B Preferred Stock and Debentures using the “if converted” method, if dilutive, and includes the dilutive effect of stock options under the treasury stock method.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended January 31, 2005 and 2004:

	Three Months Ended
	January 31, 2005	January 31, 2004
(amounts in thousands, except per share data)
Basic net income per share computation:
Net income	$395,161	$10,135
Dividends on Series B preferred stock	(125)	—
Allocation of earnings to preferred stockholders	(4,145)	—

Net income available to common stockholders	$390,891	$10,135

Weighted-average common shares outstanding	377,257	378,566

Basic net income per share available to common stockholders	$1.04	$0.03

Diluted net income per share computation:
Net income	$395,161	$10,135
Dividends on Series B preferred stock	(125)	—
Allocation of earnings to preferred stockholders	(4,145)	—
Interest expense on convertible debt	750	—
Amortization of debt issuance costs	743	—

Net income available to common stockholders	$392,384	$10,135

Weighted-average common shares outstanding	377,257	378,566
Incremental shares attributable to the assumed exercise of outstanding options and restricted stock	6,136	12,805
Incremental shares attributable to the assumed conversion of convertible debentures	52,074	—

Total adjusted weighted average common shares	435,467	391,371

Diluted net income per share available to common stockholders	$0.90	$0.03

The four million shares of common stock attributable to the assumed conversion of outstanding Series B Preferred Stock have been excluded from the calculation of diluted net income per share in the first quarter of fiscal 2005 as their effect would have been antidilutive. Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out of the money”) at January 31, 2005 and 2004 were also excluded from the calculation of diluted net income per share as their effect would have been antidilutive. Out of the money options at January 31, 2005 and 2004 totaled 23,239,119 and 3,330,898 shares, respectively.

O. Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
	January 31, 2005	January 31, 2004
(amounts in thousands)
Net income	$395,161	$10,135
Change in net unrealized loss on investments	(2,211)	(341)
Change in pension liability	(35)	(1,349)
Change in cumulative translation adjustments	6,856	8,866

Comprehensive income	$399,771	$17,311

The components of accumulated other comprehensive income, net of related tax, are as follows:

	January 31, 2005	October 31, 2004
(amounts in thousands)
Net unrealized gain (loss) on investment	$(2,064)	$147
Net accumulated pension liability	(1,291)	(1,256)
Net cumulative translation adjustment	24,145	17,289

Accumulated other comprehensive income	$20,790	$16,180

P. Stock-Based Compensation

We account for our stock-based compensation plans for employees under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We apply the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

At January 31, 2005, we had authorized several stock-based compensation plans. Under these plans, options to purchase shares of our common stock can be granted to employees, consultants, and outside directors. We generally grant employees stock options at an exercise price equal to the fair market value of our common stock. Thus, in accordance with the intrinsic value method, no compensation expense (except compensation expense related to restricted stock purchase rights, restricted units, below-market option grants, and grants to non-employees) has been recognized for our stock-based compensation.

If compensation expense for our stock option and other equity plans had been determined based on the fair value of the stock grants, in accordance with SFAS No. 123, our net income and net income per share would have been the pro forma amounts indicated below:

	Three Months Ended
	January 31, 2005	January 31, 2004
(amounts in thousands, except per share data)
Net income available to common stockholders:
As reported – diluted	$392,384	$10,135
Less: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(12,410)	(10,627)
Add: total stock-based compensation expense recorded in the statement of operations	459	1,111

Pro forma net income available to common stockholders – diluted	$380,433	$619

Net income per share available to common stockholders:
As reported basic	$1.04	$0.03
Pro forma basic	$1.00	$0.00
As reported diluted	$0.90	$0.03
Pro forma diluted	$0.88	$0.00

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the first quarters of fiscal 2005 and fiscal 2004: a risk-free interest rate of approximately 3.7% and 2.7%, respectively; a dividend yield of 0% for both quarters; a weighted-average expected life of 5.5 years and 3.7 years, respectively; and a volatility factor of the expected market price of our common stock of 0.73 and 0.77, respectively. The weighted average fair value of options granted in the first quarters of fiscal 2005 and fiscal 2004 was $4.18 and $5.65, respectively.

Q. Segment Information

We operate and report our financial results in six segments; five are based on geographic areas and the sixth is Celerant consulting. The geographic segments are North America, EMEA, Asia Pacific, Latin America, and Japan. Performance is evaluated by our Chief Executive Officer and our other chief decision makers and is based on reviewing revenue and segment operating income (loss) information for each of the geographic segments and for the Celerant consulting segment.

The geographic segments include:

•	North America — includes the United States and Canada

•	EMEA — includes Eastern and Western Europe, Middle East, and Africa

•	Asia Pacific — includes China, Southeast Asia, Australia, New Zealand, and India

•	Latin America — includes Mexico, Central America, South America, and the Caribbean

•	Japan — this geographic segment is a majority-owned joint venture between Novell and several other companies

All geographic segments sell our software and services. These offerings are sold in the United States via direct, original equipment manufacturer, reseller, and distributor channels, and internationally are sold directly and through distributors who sell to dealers and end users. Operating results by segment are as follows:

	Three Months Ended
	January 31, 2005		January 31, 2004
	Net revenue	Operating income	Net revenue	Operating income (loss)
(amounts in thousands)
North America	$123,763	$64,670	$115,760	$61,089
EMEA	95,551	21,196	87,851	29,109
Asia Pacific	14,671	2,987	14,819	4,250
Latin America	5,219	99	5,788	1,152
Japan	6,875	1,877	5,556	64
Common unallocated operating costs	—	355,631	—	(87,732)

Total geographic segments	246,079	446,460	229,774	7,932
Celerant consulting	44,049	3,105	37,333	6,074

Total per statements of operations	$290,128	$449,565	$267,107	$14,006

Common unallocated operating costs include corporate services common to all geographic segments such as corporate sales and marketing, product development, corporate general and administrative costs, and corporate infrastructure costs. In addition, common unallocated operating costs in the first quarter of fiscal 2005 includes a $447.6 million gain on settlement of potential litigation with Microsoft. Celerant consulting does not utilize these corporate services.

In addition to reviewing geographic and Celerant consulting segment results, our chief decision makers review net revenue by solution category. These solution categories are:

•	Identity-based computing solutions — services that help customers with their identity management, data integrity and security issues. Major products include Identity Manager, ZENworks(R), eDirectory, web services (exteNd), BorderManager, Secure Login, iChain, and Red Carpet.

•	Linux and platform services solutions — solutions that offer an effective and open approach to networking and collaboration services, including file, print, messaging, scheduling, workspace, etc. while using a cross-platform approach. Major products include NetWare(R), SUSE LINUX Enterprise Server, GroupWise(R), SUSE LINUX Professional, Novell LINUX Desktop, Small Business Suite, Cluster Services, and Novell iFolder.

•	Worldwide services — comprehensive worldwide IT consulting, training, and support services that apply business solutions to our customers’ business situations, providing the business knowledge and technical expertise to help our customers implement our identity-based computing and Linux and platform solutions.

•	Celerant consulting — operational strategy and implementation consulting services offered to a wide range of customers across various sectors, worldwide.

Net revenue by solution category and Celerant consulting are as follows:

	Three Months Ended
	January 31, 2005	January 31, 2004
(amounts in thousands)
Identity-based computing solutions	$56,812	$51,801
Linux and platform services solutions	108,871	107,210

Total software licenses and maintenance	165,683	159,011
Worldwide services	80,396	70,763

Total IT software and solutions	246,079	229,774
Celerant consulting	44,049	37,333

Total net revenue	$290,128	$267,107

For the first quarters of fiscal 2005 and fiscal 2004, revenues in the United States were $122.3 million and $116.7 million, respectively, and revenues from customers outside the United States were $167.8 million and $150.4 million, respectively. In the first quarters of fiscal 2005 and fiscal 2004, 77% and 76%, respectively, of our revenues outside the United States were in EMEA. During the first quarter of fiscal 2005, sales to customers in Germany accounted for 11% of our net revenue and sales to customers in the United Kingdom accounted for 10% of our net revenue. No single customer accounted for more than 10% of our total revenue for each period presented.

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

We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the quarter-end, the fair value of the derivatives as of January 31, 2005 is insignificant. Gains and losses recognized during a quarter on these foreign currency contracts are recorded as other income or expense and generally offset corresponding gains and losses on the underlying hedged assets and liabilities, resulting in negligible effect to our financial statements.

S. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued its final standard on accounting for share-based payments, SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all companies to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments to the statement of operations over the related employee service period. SFAS No. 123(R) will be effective for us beginning with our fourth quarter of fiscal 2005.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and, therefore we generally recognize no compensation cost for employee stock options. The adoption of SFAS No. 123(R) will have a significant impact on our results of operations, although it is not expected to have any impact on our overall financial position. The precise impact of the adoption of SFAS No. 123(R) cannot be predicted at this time as it will depend on levels of share-based payments granted in the future. However, had SFAS No. 123(R) been adopted in prior periods, the impact would have approximated the impact of SFAS No. 123, which is described in Note P. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

SFAS No. 123(R) allows companies to choose one of three transition methods: the modified prospective transition method without restatement, modified prospective transition method with restatement, or modified retroactive transition method. We have not yet determined which transition methodology we will use when we adopt SFAS No. 123(R).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this Form 10-Q contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward looking statements”. The words “may,” “will,” “expects,” “plans,” “anticipates,” “believe,” “estimates,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s expectations, speak only as the date hereof, and are subject to certain risks and uncertainties. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements contained or incorporated by reference herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the “Risk Factors,” which is incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2005. We assume no obligation to update any of our forward-looking statements for any reason, except as required by law.

Introduction

Novell is a leading provider of information solutions, a position we have been in since 1983. We provide identity-based computing solutions and Linux and platform services solutions on several operating systems, including Linux, NetWare, Windows, and Unix. All of our solutions are supported by our worldwide services, including consulting, training and technical services. Through these solutions, our customers can deliver information or system resources from diverse sources, regardless of how they are implemented and regardless of how they connect, in a secure and personalized way. We create value for our customers by reducing the cost, complexity and vulnerability of today’s information environments, allowing customers to optimize the performance of the resources and assets that they employ. With approximately 6,000 employees globally, we serve customers all over the world.

We deliver this value to our customers by developing, maintaining and delivering the following four solution categories:

Identity-based computing solutions. Our identity-based computing products include identity management, web services, and resource management applications that offer a full suite of capabilities, including the following:

•	secure authentication and authorization services;

•	single sign-on;

•	provisioning capabilities;

•	portal and web services application infrastructure, and

•	centralizing, automating, and simplifying network management.

We believe that customers have recognized the need to manage the access, utilization, and optimization of assets through information systems that can interpret, implement, and administer business policies, not only within organizations, but also between organizations and their customers and trading partners. Our web services solutions enable organizations to balance growing user demands for services and information with the organization’s demands for increased security. Through identity management and web services, customers can integrate business processes and systems, extending them within and across enterprise boundaries to interact with customers, employees, suppliers and partners. This affords organizations the opportunity to make changes to their business operations without incurring the cost of constantly changing their underlying application software. These identity-based technologies not only regulate access to information and applications, but are also increasingly becoming core components of numerous other products such as mobile phones and other digital devices. Our identity-driven, directory-based management modules allow customers to manage their computing environment from a single, central location. Our strategy has been to develop identity-driven technologies as a set of discrete services to accelerate time to value, as opposed to the use of a single monolithic application that can take years to implement and deploy.

Linux and platform services solutions. We offer two major operating system platforms, NetWare and SUSE LINUX, in support of our Linux and platform services solutions. Our solutions offer an enterprise-ready, scalable approach to networking and collaboration services – including file, print, messaging, scheduling, and workspace. Our products are designed to operate within existing heterogeneous computing environments as well as to provide tools and strategies to allow easy migration between platforms to fit better with our customers’ technology plans.

A major focus of our Linux and platform services solutions is to embrace and promote open source computing. Open source is a term used to describe software source code that generally allows free use, modification, and distribution of source code, subject to certain conditions. Open source software is generally built by a community of developers, many of whom are unaffiliated with each other. Corporations also fund open source projects or contribute code into open source to further assist the development efforts. We believe that a major shift toward open source software is underway as companies are more critically evaluating the cost effectiveness of their information technology (“IT”) investments, are intrigued about having access to the source code, and are looking for ways to avoid vendor lock-in.

We believe that we are uniquely positioned to drive the transition to greater use of open source software, as well as to benefit from this trend. Widespread adoption of Linux and open source software was initially hindered by weak technical support and a lack of applications, shortcomings that we are particularly well positioned to address. We leverage our financial stability, experience, and global support capabilities to help our customers integrate Linux and other open source software into their existing IT environments. While the flexibility and cost savings of Linux and open source have made it attractive to enterprise customers, we believe these businesses look to proprietary software vendors to provide applications, management, and security. With our SUSE LINUX open source platform and our other Linux and platform services solutions, our customers can deploy the best of proprietary and open source software that many businesses find more attractive. As an example, our GroupWise product now allows customers to collaborate seamlessly across their Windows and Linux environments. We also provide solutions allowing IT managers to centrally control Linux, NetWare, and Windows systems in a consistent and straightforward way.

Worldwide services. We provide worldwide IT consulting, training, and support services to address our customers’ needs. Our worldwide IT consulting practice provides the business knowledge and technical expertise to help our customers implement and achieve maximum benefit from our products and solutions. We also offer open source and identity driven services that are focused to aid our customers in rapidly integrating applications or migrating existing platforms to Linux.

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

Celerant Consulting. Celerant, a majority-owned subsidiary of Novell, provides value-based, operational strategy and implementation consulting services to a wide variety of customers worldwide, mainly in Europe and the United States. Celerant delivers rapid improvements in process and personnel performance, leading to sustained bottom-line benefits within clearly defined timeframes.

We are subject to a number of risks similar to those of other companies of similar size in our industry, including a recent history of pre-tax losses, rapid technological changes, competition, limited number of suppliers, customer concentration, integration of acquisitions, government regulations, management of international activities, and dependence on key individuals.

Overview

The strategic focus of our business is to deliver to our customers identity-based computing and Linux and platform services solutions, supported by services solutions that complement our products. Important factors in evaluating our results for the first quarter of fiscal 2005 include the state of the global economy and IT markets and our progress in implementing our key initiatives, including:

•	reducing the rate of revenue decline in our legacy NetWare business;

•	increasing revenue from our Linux and identity management businesses; and

•	increasing sales of other products and services, including consulting services.

Our initiatives and their implementation involve risks and challenges. The following discussion addresses the risks and challenges we believe we face over the next year.

One of our most important strategies is to embrace the open source movement, specifically the Linux operating system, and to develop a competitive position in the Linux market. This strategy includes supporting the Linux operating system in addition to the NetWare operating system by offering Novell products and services that run on both Linux and NetWare platforms. Our key open source and Linux goals include the following:

•	We need to successfully address the concerns of our NetWare installed base in order to eliminate historic revenue declines by providing a well-articulated technology roadmap that is applicable for the customers’ businesses. The installed base is an important source of cash flow and an opportunity for us to sell more products. Excluding the impact of foreign currency effects, NetWare-related revenue for the first fiscal quarter 2005 declined by 14% from the year ago quarter. It is our goal that the release of Open Enterprise Server (“OES”), which will include both the SUSE Linux Enterprise Server (“SLES”) 9 and NetWare operating systems, will provide customers with increased choice and flexibility, thereby encouraging customers to renew their existing maintenance agreements with Novell. OES is designed as a platform to allow our installed base to easily transition from NetWare to Linux, should they choose to migrate. Our intention is that by providing customers with a clear migration path to our Linux products, we mitigate the risk that customers may defect.

•	We released SLES 9 during fiscal 2004, which we believe to be a major milestone in enabling enterprise Linux computing. We shipped approximately 21,000 SLES 9 units during the first fiscal quarter 2005. We also signed a Linux-related enterprise-wide agreement with one large customer during the first fiscal quarter 2005. Our belief is that sales of our SUSE LINUX products will increase as the market becomes more familiar with them. In addition, we believe that our Linux initiatives will help grow the Linux market and provide sales opportunities for our other products. As a result, we expect our existing product revenue streams and financial trends to benefit as the overall Linux market grows in the future.

•	Another important goal is to remove the barriers to adoption of Linux at the enterprise level, such as through the availability of global technical support and breadth of service offerings. We believe that our experience providing enterprise-level service, support, and products as well as our other competitive advantages will allow us to become the leader in Linux operating system distributions in a relatively short period of time. We will continue to build partnerships and invest heavily in engineering, support, and training. We are constantly evaluating our entire solution stack, and we will make, buy, or license the appropriate technologies in order to provide a more complete, value-added offering.

Another goal is to expand our identity-based computing strategy. We are in the process of componentizing delivery of identity management solutions so customers can implement a broader strategy in smaller modules, thereby reducing the time it takes to realize considerable business value and lowering their overall risk in adopting an enterprise-wide identity strategy. We believe that a primary driver of growth will be the demonstration of successful, small implementations that we can use as case studies and proof points.

In the first fiscal quarter of 2005, we were able to increase the profitability of our IT consulting services at the contribution margin level from the year ago quarter. For the remaining periods in fiscal 2005, we plan to continue to profitably grow the IT consulting services and to more closely align the IT consulting engagements with the products we sell. We still intend to offer general IT consulting, but it will no longer be our primary focus. We believe that we need to demonstrate to the consulting and systems integrator community that we are not direct competitors and show them how to use our products to develop identity solutions for their customers, including with our help when needed.

As we have noted above, we are still a company in transition, and there is much work that lies ahead. In fiscal 2005, we will need to maintain a transitional cost structure beyond that which a steady state business would require in order to develop, market and sell our products and solutions. Over the next 9 to 15 months, we expect to maintain current spending levels or to increase spending in the following areas:

•	We expect our research and development expenses as a percent of revenue will continue to run higher over the next year than where we’d like as a result of efforts to rearchitect several products such as ZENworks and eDirectory so that they will be more appealing to customers outside the NetWare installed base and as a result of our ongoing investments in Linux, partnerships and training.

•	Last year, we commenced the transition of our North America sales and consulting delivery teams to a new business model as a result of our new products and repositioning. We made significant progress during fiscal 2004, and we estimate that this transition will be complete by the end of fiscal 2005.

•	Our EMEA sales and consulting delivery teams are involved in similar changes to those we have been making in North America. We began that process in the first fiscal quarter of 2005 and expect the reorganization to take 12-18 months.

•	Critical to Novell’s performance over time is retaining and motivating our employees. Like many companies, we have significantly limited compensation changes over the past two years. During the first quarter of fiscal 2005, we increased compensation to become more competitive, resulting in increased expense in both cost of sales and operating expenses.

Cash flow from operations is our principal source of liquidity. Additionally, we have recently had net cash infusions of $460 million from our private placement of senior convertible debentures in July 2004 and $447.6 million from our settlement of certain NetWare-related claims with Microsoft in November 2004. Our increased liquidity will help facilitate the implementation of our transition, as well as to quickly respond to market developments and business opportunities that may arise.

Despite recent improvements in the economy, we believe that we are still in a relatively soft IT spending environment in North America. Although IT demand trends appear to be slowly improving, we are seeing that Chief Information Officers (“CIOs”) are still cautious in making IT investments. We see a continued reluctance to make large upfront commitments to infrastructure projects because they typically take long to complete and touch every part of the IT architecture. Longer sales cycles are resulting in pilot rollouts that may or may not turn into orders. Similarly, the European economy remains flat and IT budgets continue to be constrained in that region. As a result, there was general weakness across all lines of our business in the EMEA region except for our SUSE LINUX products. We believe that our focus on Linux, open source, and identity management solutions will permit us to exploit the two primary concerns of CIOs — security and achieving lowest cost of ownership.

Results of Operations

Revenue

We sell our products, services, and solutions primarily to corporations, government entities, educational institutions, resellers and distributors both domestically and internationally. In the statement of operations, we categorize revenue as new software licenses or maintenance and services. New software licenses revenue includes sales of proprietary licenses, upgrade licenses and certain royalties. Maintenance and services includes all other revenue, including Linux subscriptions and upgrade protection contracts.

	Three Months Ended
	January 31, 2005	January 31, 2004	Change
(dollars in millions)
New software licenses	$44	$55	(19)%
Maintenance and services	246	212	16%

Total net revenue	$290	$267	9%

The 19% decrease in new software licenses revenue is primarily due to a decrease in new license revenue from our collaboration and resource management products, which decreased by $5 million or 28% and new license revenue from our NetWare products, which decreased $6.4 million or 30% in the first quarter of fiscal 2005 from the first quarter of fiscal 2004. These decreases were offset somewhat by the impact of favorable foreign exchange rates. The 16% increase in maintenance and services revenue is primarily due to favorable foreign exchange rates and higher maintenance revenue, which increased $17.2 million or 16%, and higher IT consulting revenue from the acquisition of Salmon, which increased $14 million or 20% in the first quarter of fiscal 2005 from the same period of fiscal 2004. SLES maintenance subscription revenue was approximately $7 million and SUSE Linux Professional Server revenue was approximately $4.8 million during the first quarter of fiscal 2005. Overall, favorable foreign exchange rates benefited revenue in the first quarter of fiscal 2005 by approximately $10.5 million or 4% compared to the comparable period in fiscal 2004.

Net revenue by reporting segment was as follows:

	Three Months Ended
	January 31, 2005	January 31, 2004	Change
(dollars in millions)
North America	$124	$116	7%
EMEA	95	88	9%
Asia Pacific	15	15	(1)%
Latin America	5	6	(10)%
Japan	7	5	24%
Celerant consulting	44	37	18%

Total net revenue	$290	$267	9%

We further analyze revenue by solution categories within each operating segment.

Net revenue by solution category in the North America segment was as follows:

	Three Months Ended
	January 31, 2005	January 31, 2004	Change
(dollars in millions)
Identity-based computing solutions	$30	$25	19%
Linux and platform services solutions	57	56	3%
Services	37	35	5%

Total net revenue	$124	$116	7%

The 7% overall increase in North America segment revenues for the first quarter of fiscal 2005 compared to the same period in fiscal 2004 is primarily due to the addition of approximately $5.0 million in SUSE revenue, an adjustment of approximately $1.0 million for sales returns allowances that were no longer necessary, and favorable foreign currency exchange rates of approximately $0.8 million. After adjusting for these items, total North America revenue increased $1.2 million, and Linux and platform services revenue within North America decreased $5.6 million or 10%. The slight increase in adjusted North America revenue was primarily the result of increased revenue from our identity-based computing category, specifically identity management products, which increased approximately $3.2 million or 32% and resource management products, which increased approximately $1.6 million or 11%, and an increase in our services revenue due to higher technical support and education revenue. These increases were offset by a decline in NetWare revenue of approximately $3.0 million or 8% and a decline in collaboration and various other Linux and platform services products of approximately $1.8 million.

During the first quarter of fiscal 2005, North America signed new subscriptions related to approximately 7,300 units of SLES 9.

Net revenue by solution category in the EMEA segment was as follows:

	Three Months Ended
	January 31, 2005	January 31, 2004	Change
(dollars in millions)
Identity-based computing solutions	$21	$22	(4)%
Linux and platform services solutions	41	39	5%
Services	33	27	25%

Total net revenue	$95	$88	9%

The 9% overall increase in EMEA segment revenues for the first quarter of fiscal 2005 compared to the same period in fiscal 2004 is due primarily to favorable foreign currency exchange rates which increased revenues by approximately $6.2 million for the quarter. This increase is also due to the inclusion of SUSE revenues in the Linux and platform services solution category, which increased revenue by approximately $5.0 million for the first quarter of fiscal 2005 (after adjusting for foreign exchange impacts), compared to the same period in fiscal 2004, and an increase of approximately $4.7 million (after adjusting for foreign exchange impacts) in IT consulting revenue due primarily to the acquisition of Salmon in the third quarter of fiscal 2004.

After adjusting for the impact of favorable foreign currency rates and the acquisitions of SUSE and Salmon, EMEA revenue decreased approximately $7 million or 10% in the first quarter of fiscal 2005 compared to the same period of the prior year. These decreases were primarily due to lower resource management revenue, which decreased approximately $1.4 million or 12% and lower NetWare revenue, which decreased $4.7 million, or 18% in the first quarter of fiscal 2005 compared to the same period in fiscal 2004. The European economy continues to experience weakness and IT spending continues to be constrained. During the first quarter of fiscal 2005, EMEA signed new subscriptions related to approximately 12,400 units of SLES 9.

Net revenue by solution category in the Asia Pacific segment was as follows:

	Three Months Ended
	January 31, 2005	January 31, 2004	Change
(dollars in millions)
Identity-based computing solutions	$4	$4	17%
Linux and platform services solutions	5	7	(29)%
Services	6	4	33%

Total net revenue	$15	$15	(1)%

The 1% overall decrease in Asia Pacific segment revenues for the first quarter of fiscal 2005 is primarily due to decreases in NetWare revenue of $2.3 million offset somewhat by increases in consulting revenue of $1 million and favorable foreign exchange rates.

Net revenue by solution category in the Latin America segment was as follows:

	Three Months Ended
	January 31, 2005	January 31, 2004	Change
(dollars in millions)
Identity-based computing solutions	$1	$1	33%
Linux and platform services solutions	2	2	(26)%
Services	2	3	(11)%

Total net revenue	$5	$6	(10)%

The 10% overall decline in Latin America segment revenues for the first quarter of fiscal 2005 is primarily due to poor economic conditions in Latin America, which resulted in lower IT spending.

Net revenue by solution category in the Japan segment was as follows:

	Three Months Ended
	January 31, 2005	January 31, 2004	Change
(dollars in millions)
Identity-based computing solutions	$—	$—	—%
Linux and platform services solutions	4	3	31%
Services	3	2	9%

Total net revenue	$7	$5	24%

The 24% overall increase in Japan segment revenues for the first quarter of fiscal 2005 is primarily due to an increase in royalty revenue of $1.0 million and an increase in consulting revenue.

Net revenue in the Celerant consulting segment was as follows:

	Three Months Ended
	January 31, 2005	January 31, 2004	Change
(dollars in millions)
Celerant consulting	$44	$37	18%

Celerant revenues for the first quarter of fiscal 2005 increased 18% compared to the same period last year due to a combination of underlying growth in the business and favorable currency exchange rates. Excluding the impact of the foreign currency exchange rates, revenue increased by 10% for the first quarter of fiscal 2005 compared to the same quarter in fiscal 2004 due to improved revenue growth in its European businesses.

Deferred revenue

Deferred revenue represents revenue that is expected to be recognized in future periods. The majority of deferred revenue relates to maintenance contracts and subscriptions and is recognized ratably over the related service periods, typically one year. At January 31, 2005, deferred revenue decreased $31.1 million or 8% compared to the balance at October 31, 2004. At January 31, 2005, there was approximately $14.9 million of SUSE deferred revenue included in this balance compared to approximately $17.3 million at October 31, 2004. The decrease in total deferred revenue from October 31, 2004 is due primarily to seasonably lower invoicing in the first quarter of fiscal 2005. The increase in the first quarter 2005 deferred revenue over the same period of fiscal 2004 is attributable to a $6.9 million increase due to favorable foreign currency exchange rates, and approximately $6.1 million due to advanced invoicing of maintenance contract renewals and to changes in our business mix, which is moving towards more maintenance and subscription contracts.

Gross profit

	Three Months Ended
	January 31, 2005	January 31, 2004	Change
(dollars in millions)
New software licenses gross profit	$40	$50	(20)%
percentage of revenue	91%	91%
Maintenance and services gross profit	$138	$122	13%
percentage of revenue	56%	58%
Total gross profit	$178	$172	3%
percentage of revenue	61%	64%

The decrease in gross profit from new software licenses for the first quarter of fiscal 2005 compared to the same period of fiscal 2004 is primarily due to decreased sales of new NetWare licenses and competitive pricing pressure on new license sales.

The decrease in gross profit from maintenance and services as a percentage of related revenue for the first quarter of 2005 compared to the same period of fiscal 2004 is primarily due to a shift in the mix of revenue in this category to lower margin consulting services revenue.

Overall, gross margin also benefited from a reversal of approximately $0.9 million of compensation accruals related to cost of goods sold.

Operating expenses

	Three Months Ended
	January 31, 2005	January 31, 2004	Change
(dollars in millions)
Sales and marketing	$94	$82	15%
percentage of revenue	32%	31%
Product development	$49	$50	(2)%
percentage of revenue	17%	19%
General and administrative	$28	$26	8%
percentage of revenue	10%	10%
Restructuring expenses	$6	$—	—
percentage of revenue	2%	—
Gain on sale of property, plant and equipment	$(2)	$—	—
percentage of revenue	(1)%	—
Gain on settlement of potential litigation	$(448)	$—	—
percentage of revenue	(154)%	—
Total operating expenses (income)	$(271)	$158	(272)%
percentage of revenue	(94)%	59%

Sales and marketing expenses, in total and as a percentage of revenue, for the first quarter of fiscal 2005, increased compared to the same periods in fiscal 2004 due primarily to the addition of SUSE for the full quarter in fiscal 2005 and changes in foreign currency exchange rates of approximately $4 million.

Product development expenses in the first quarter of fiscal 2005 decreased compared to the same period in fiscal 2004 due to approximately $1 million of severance charges incurred in the first quarter of fiscal 2004 that were not incurred in the first quarter of fiscal 2005.

General and administrative expenses increased in the first quarter of fiscal 2005 compared to the same period in fiscal 2004 primarily due to credits in the first quarter of fiscal 2004 of approximately $1.2 million related to accruals that were adjusted at our Celerant subsidiary and increases in compensation and benefit costs in fiscal 2005, offset somewhat by an adjustment of bad debt allowances and other accruals of $1.2 million.

During the first quarter of fiscal 2005, we recorded restructuring expenses of $6.4 million. These restructuring expenses were related to our continuing efforts to restructure our business around Linux and open source. Specific actions taken included reducing our workforce by 71 employees during the quarter, mainly in consulting, sales, and product development in EMEA and North America. Total restructuring expenses by reporting segment were as follows: North America $1.1 million, EMEA $4.3 million, Japan $0.2 million, Latin America $0.1 million, and Corporate unallocated operating costs $0.7 million.

During the first quarter of fiscal 2005, we recognized a gain of $1.6 million on the sale of our facility in Lindon, Utah and a gain on a litigation settlement with Microsoft to settle potential anti-trust litigation related to our NetWare operating system of $447.6 million, net of legal expenses of approximately $88.4 million.

Overall, operating expenses also benefited from an adjustment of approximately $1.9 million of commissions and bonus accruals. This adjustment benefited each of the operating expense lines based on the applicable headcount. This benefit was offset by increased compensation and benefit costs.

Other income (expense), net

	Three Months Ended		Change
	January 31, 2005	January 31, 2004
(dollars in millions)
Investment income	$9	$4	103%
percentage of revenue	3%	2%
Impairment of investments	$(1)	$(1)	—%
percentage of revenue	—%	—%
Other	$(3)	$(1)	(229)%
percentage of revenue	(1)%	—%
Other income, net	$5	$2	103%
percentage of revenue	2%	1%

Novell’s long-term investments consist primarily of investments in venture capital partnerships and other direct investments in equity securities of privately-held securities. Investment income for the first quarter of fiscal 2005 increased compared to the same period in fiscal 2004 due to interest earned on the $460 million received from the debentures issued in the third quarter of fiscal 2004, after the related stock buy-back and issuance costs, and the $447.6 million cash received from Microsoft in connection with the favorable potential anti-trust litigation, after related legal fees.

Other expenses, net, for the first quarter of fiscal 2005 increased compared to the same periods in fiscal 2004 primarily due to higher foreign currency transaction losses of approximately $3 million and an increase in interest expense of $1.5 million related to the issuance of senior convertible debentures in the third quarter of fiscal 2004.

Income tax expense

	Three Months Ended		Change
	January 31, 2005	January 31, 2004
(dollars in millions)
Income tax expense	$59	$6	836%
percentage of revenue	20%	2%
Effective tax rate	13%	39%

Income tax expense for the first quarter of fiscal 2005 relates principally to the $447.6, net million gain on the Microsoft settlement. Additional income tax expense relates to foreign earnings. The effective tax rate on income for the first quarter of fiscal 2005 was 13.1% compared to the effective tax rate of 38.5% for the same period in 2004. The rate differs because of the reversal of valuation allowances in the first quarter of fiscal 2005 due to the use of net operating losses.

The effective tax rate for the full fiscal year 2004 was 23.7%. The effective tax rate for fiscal 2005 will be lower than the rate for fiscal 2004 primarily as a result of the reversal of valuation allowances due to the use of net operating losses. As a result of the Microsoft settlement, we expect a significant decrease in the amount of U.S. net operating loss carryforwards at the end of the fiscal year. During the first quarter of fiscal 2005, we reduced our valuation allowances by $164 million to reflect the use of U.S. net operating losses. The Microsoft settlement provided U.S. taxable income, which was offset by the loss carryforwards. The tax benefit of the use of these net operating losses was credited as follows: $29 million to reduce goodwill related to acquired companies, $4 million to additional paid-in capital, and the remainder to reduce income tax expense. We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies.” The amount reflected in the consolidated balance sheet at January 31, 2005 is considered adequate.

We continue to believe that it is more likely than not that our remaining U.S. net deferred tax assets will not be realized based on the weight of all available evidence. As a result, we have provided a full valuation reserve on our deferred tax assets. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions.

Net income available to common stockholders

	Three Months Ended
	January 31, 2005	January 31, 2004
(dollars in millions)
Net income	$395	$10
Net income available to common stockholders – basic	$391	$10
Net income available to common stockholders – diluted	$392	$10

Net income available to common stockholders – basic differs from net income due to the Series B Preferred Stock dividends and the allocation of earnings to preferred stockholders that are required to be deducted from net earnings when calculating net income available to common stockholders. The preferred stock was not outstanding in the first quarter of fiscal 2004.

Net income available to common stockholders – diluted differs from net income available to common stockholders – basic due to adding back of the interest expense and amortization of debt issuance costs attributable to the debentures. In computing the diluted earnings per share, it is assumed the debentures are converted into common stock at the beginning of the period, and we would therefore not incur interest expense or amortization costs related to the debentures. The debentures were not outstanding in the first quarter of fiscal 2004.

Liquidity and Capital Resources

(dollar amounts in millions)	January 31, 2005	October 31, 2004	Change
Cash, cash equivalents and short-term investments	$1,658	$1,211	37%
Percent of total assets	63%	53%

An overview of the significant cash flow activities for the three months ended January 31, 2005 and January 31, 2004 is as follows:

	Three Months Ended
(dollar amounts in millions)	January 31, 2005	January 31, 2004
Cash provided by operating activities	$452	$31
Issuance of common stock, net	4	28
Purchases of property, plant and equipment	(6)	(5)
Proceeds from the sale of property, plant and equipment	10	—
Purchase of intangible assets	(16)	—
Other long-term investing activities	4	—
Cash paid for acquisition of SUSE, net of cash acquired	—	(200)

Cash, cash equivalents and short-term investments increased $446.9 million or 37% from October 31, 2004 to January 31, 2005 primarily due to:

•	cash flows from operations of $4 million,

•	the receipt of $536 million in cash, $447.6 in cash net of legal fees, related to an agreement with Microsoft to settle potential antitrust litigation related to our NetWare operating system (included in cash provided by operating activities),

•	net cash proceeds of $10.4 million from the sale of a facility in Lindon, Utah, and

•	the net issuance of $4.5 million of common stock from the exercise of stock options during the first three months of fiscal 2005.

These increases are offset by decreases in cash, cash equivalents and short-term investments primarily due to:

•	expenditures for property, plant and equipment of $5.6 million, and

•	cash paid for a portfolio of patents of $15.5 million.

As of January 31, 2005, we had cash, cash equivalents and other short-term investments of approximately $291 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, which are subject to market risk. Approximately $5.2 million of our short-term investments is restricted for deferred compensation payments, which are paid out as requested by the plan participants. Our short-term investment portfolio includes gross unrealized gains and losses of $0.7 million and $2.8 million, respectively, as of January 31, 2005. We monitor our investments and record losses when a decline in the investment’s market value is determined to be other than temporary.

We also invest excess cash in long-term investments through the Novell Venture account, Cambridge Technology Capital Fund I L.P. (“CTC I”), and directly in equity securities in privately-held companies. Investments made through the Novell Venture account and CTC I are generally in private companies, including small capitalization stocks in the high-technology industry sector, and in funds managed by venture capitalists for the promotion of our business and strategic objectives. As of January 31, 2005, we had a carrying value of $54.9 million related to investments in various venture capital funds and had commitments to contribute an additional $29.4 million to these funds, of which we estimate approximately $15.4 million could be contributed in the remainder of fiscal 2005, approximately $9.7 million in fiscal 2006, and approximately $4.3 million thereafter as requested by the fund managers. We also own both limited and general partnership interests in CTC I of approximately 24%. As of January 31, 2005, we had an investment balance of $0.2 million in CTC I and had commitments to contribute an additional $0.3 million through 2007. We intend to fund these investments with cash from operations and cash on hand.

We have various operating leases related to our facilities with remaining terms of more than one year. These leases have minimum annual lease commitments of $31.3 million in fiscal 2005, $25.2 million in fiscal 2006, $22.0 million in fiscal 2007, $16.2 million in fiscal 2008, $8.9 million in fiscal 2009, and $34.6 million thereafter. Furthermore, we have $26.0 million of minimum rentals to be received in the future from subleases.

On July 2, 2004, we issued and sold $600 million aggregate principal amount of our senior convertible debentures due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2005. We paid $1.6 million in interest expense during the first quarter of fiscal 2005.

As of January 31, 2005, we also have $25 million of Series B preferred stock outstanding. The preferred stock is redeemable at our option and by the holder under certain change in control circumstances.

There have been no significant changes to our contractual obligations as disclosed in our fiscal 2004 Form 10-K.

Our principal source of liquidity continues to be from operations, cash on hand, and short-term investments. At January 31, 2005, our principal unused sources of liquidity consisted of cash and cash equivalents of $771.8 million and short-term investments in the amount of $886.6 million. During the first three months of fiscal 2005, we generated $451.6 million of cash flow from operations, including $447.6 million from the settlement of potential litigation with Microsoft. Our liquidity needs for the next twelve months are principally for financing of fixed assets, commitments to our venture capital funds and product development and to maintain flexibility in a dynamic and competitive operating environment, including the ability to pursue potential acquisition and investment opportunities. Our liquidity needs beyond the next twelve months include those mentioned previously in addition to possible redemption of our Debentures.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued its final standard on accounting for share-based payments, SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all companies to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments to the statement of operations over the related employee service period. SFAS No. 123(R) will be effective for us beginning with our fourth quarter of fiscal 2005.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and, therefore we generally recognize no compensation cost for employee stock options. The adoption of SFAS No. 123(R) will have a significant impact on our results of operations, although it is not expected to have any impact on our overall financial position. The precise impact of the adoption of SFAS No. 123(R) cannot be predicted at this time as it will depend on levels of share-based payments granted in the future. However, had SFAS No. 123(R) been adopted in prior periods, the impact would have approximated the impact of SFAS No. 123, which is described in Note P. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

SFAS No. 123(R) allows companies to choose one of three transition methods: the modified prospective transition method without restatement, modified prospective transition method with restatement, or modified retroactive transition method. We have not yet determined which transition methodology we will use when we adopt SFAS No. 123(R).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of our foreign currency exchange risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at January 31, 2005.

Interest Rate Risk

The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our strategy is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximately $3.4 million decrease (less than 0.5%) in the fair value of our available-for-sale securities.

Market Risk

We also hold available-for-sale equity securities in our short-term investment portfolio. As of January 31, 2005, gross unrealized gains, before tax effect on the short-term public equity securities totaled $0.7 million. A reduction in prices of 10% of these short-term equity securities would result in approximately a $0.5 million decrease (less than 0.5%) in the fair value of our short-term investments.

In addition, we invest in equity securities issued by privately-held companies that are included in our long-term portfolio of investments, primarily for the promotion of business and strategic objectives. These investments are generally in thinly capitalized companies in the high-technology industry sector or venture capital funds. Because of the nature of these investments, we are exposed to equity price risks. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in equity prices of long-term equity securities would result in an approximate $5.8 million decrease in the fair value of our long-term securities.

Foreign Currency Risk

We use derivatives to hedge those net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the United States, impact our consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we do not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $2.7 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position at January 31, 2005. Actual results may differ materially.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Novell’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. We believe that no controls system, can provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Change in Internal Control over Financial Reporting

No change in Novell’s internal control procedures occurred during the most recent fiscal quarter that materially affects, or is reasonably likely to materially affect, internal controls over financial reporting.

Part II. Other Information

Except as listed below, all information required by items in Part II is omitted because the items are inapplicable or the answer is negative.

Item 1. Legal Proceedings

The information required by this item is incorporated herein by reference to Note L of our financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

In accordance with Item 703, we disclose the following:

Months ended	Number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced repurchase programs	Maximum dollar value of shares that may yet be repurchased under publicly announced repurchase programs
November 30, 2004	160,000	$0.10	NA	NA
December 31, 2004	—	—	NA	NA
January 31, 2005	5,000	$0.10	NA	NA

Totals	165,000

Repurchases of shares of common stock that have not been publicly announced represent unvested restricted stock repurchased when employees are terminated.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description
10.1	Separation of Employment Agreement and General Release dated October 29, 2004, between Novell, Inc. and Christopher M. Stone
10.2	Settlement Agreement dated November 8, 2004 between Novell, Inc. and Microsoft Corporation
10.3	Severance Agreement dated as of January 26, 2005 between the Registrant and Richard Seibt.
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32.1	18 U.S.C. Section 1350 Certification
32.2	18 U.S.C. Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)

Date:	March 11, 2005	By:	/s/ JOSEPH S. TIBBETTS, JR.
Joseph S. Tibbetts, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)