Form 10-Q
period 2005-04-30
NOVELL INC
filed 2005-06-08
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2005

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

As of May 31, 2005 there were 380,897,010 shares of the registrant’s common stock outstanding.

NOVELL, INC.

Part I. Financial Information

Item 1. Financial Statements

NOVELL, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	April 30, 2005	October 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$986,879	$434,404
Short-term investments	610,862	777,063
Receivables (net of allowances of $18,687 and $24,396 at April 30, 2005 and October 31, 2004, respectively)	209,676	269,431
Prepaid expenses	30,298	25,190
Other current assets	29,232	28,846

Total current assets	1,866,947	1,534,934
Property, plant and equipment, net	218,587	231,468
Long-term investments	57,337	55,986
Goodwill	391,904	391,088
Intangible assets, net	65,591	48,616
Deferred income taxes	401	—
Other assets	28,146	29,456

Total assets	$2,628,913	$2,291,548

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,196	$55,956
Accrued compensation	103,648	126,612
Other accrued liabilities	90,432	98,983
Income taxes payable	52,565	37,077
Deferred revenue	321,181	374,186

Total current liabilities	616,022	692,814
Deferred income taxes	4,096	3,855
Senior convertible debentures	600,000	600,000

Total liabilities	1,220,118	1,296,669

Minority interests	5,918	6,515

Redeemable securities:
Series B preferred stock, $.10 par value, Authorized — 1,000 shares; Outstanding — 500 shares at April 30, 2005 and October 31, 2004 (at redemption value)	25,000	25,000

Stockholders’ equity:
Series A preferred stock, $.10 par value, Authorized — 499,000 shares; no shares issued	—	—
Common stock, par value $.10 per share, Authorized — 600,000,000 shares; Issued — 395,842,108 and 393,061,385 shares; Outstanding — 380,657,533 and 377,874,351 shares at April 30, 2005 and October 31, 2004, respectively	39,584	39,306
Additional paid-in capital	459,554	431,102
Treasury stock, at cost — 15,184,575 and 15,187,034 shares at April 30, 2005 and October 31, 2004, respectively	(124,969)	(124,989)
Retained earnings	987,135	607,851
Accumulated other comprehensive income	21,231	16,180
Unearned stock compensation	(4,658)	(6,086)

Total stockholders’ equity	1,377,877	963,364

Total liabilities, redeemable securities, and stockholders’ equity	$2,628,913	$2,291,548

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three Months Ended
	April 30, 2005	April 30, 2004
	(unaudited)
Net revenue:
New software licenses	$45,768	$60,250
Maintenance and services	251,283	233,306

Total net revenue	297,051	293,556

Cost of revenue:
New software licenses	4,863	6,087
Maintenance and services	112,478	100,355

Total cost of revenue	117,341	106,442

Gross profit	179,710	187,114

Operating (income) expenses:
Sales and marketing	98,479	93,646
Product development	51,652	52,031
General and administrative	30,140	24,215
Restructuring expenses	5,361	4,737
Acquired in-process research and development	480	—
Gain on sale of property, plant and equipment	—	(1,977)

Total operating expenses	186,112	172,652

Income (loss) from operations	(6,402)	14,462

Other income (expense):
Investment income	10,240	3,214
Impairment of investments	(917)	(750)
Other expenses, net	(1,868)	(2,089)

Total other income, net	7,455	375

Income before income taxes	1,053	14,837
Income tax expense	16,680	4,454

Net income (loss)	$(15,627)	$10,383

Net loss available to common stockholders – basic and diluted	$(15,752)	$(15,399)

Weighted-average shares outstanding - basic and diluted	378,219	384,528
Net loss per common share available to common stockholders – basic and diluted	$(0.04)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Six Months Ended
	April 30, 2005	April 30, 2004
	(unaudited)
Net revenue:
New software licenses	$90,064	$115,019
Maintenance and services	497,115	445,644

Total net revenue	587,179	560,663

Cost of revenue:
New software licenses	9,495	11,008
Maintenance and services	219,897	190,310

Total cost of revenue	229,392	201,318

Gross profit	357,787	359,345

Operating (income) expenses:
Sales and marketing	192,488	175,415
Product development	100,645	102,230
General and administrative	58,380	50,472
Restructuring expenses	11,780	4,737
Acquired in-process research and development	480	—
Gain on sale of property, plant and equipment	(1,589)	(1,977)
Gain on settlement of potential litigation	(447,560)	—

Total operating (income) expenses	(85,376)	330,877

Income from operations	443,163	28,468

Other income (expense):
Investment income	19,693	7,872
Impairment of investments	(1,930)	(1,896)
Other expenses, net	(5,273)	(3,124)

Total other income, net	12,490	2,852

Income before income taxes	455,653	31,320
Income tax expense	76,119	10,802

Net income	$379,534	$20,518

Net income (loss) available to common stockholders – basic	$375,310	$(5,264)

Net income (loss) available to common stockholders – diluted	$378,296	$(5,264)

Weighted-average shares outstanding - basic	377,738	381,547
Weighted-average shares outstanding - diluted	434,962	381,547
Net income (loss) per common share available to common stockholders – basic	$0.99	$(0.01)

Net income (loss) per common share available to common stockholders – diluted	$0.87	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six Months Ended
	April 30, 2005	April 30, 2004
	(unaudited)
Cash flows from operating activities
Net income	$379,534	$20,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,201	27,092
Decrease in accounts receivable allowances	(5,789)	(1,924)
Income tax expense related to stock plans	13,260	—
Utilization of previously reserved acquired net operating losses	29,600	—
Gain on sale of property, plant and equipment	(1,589)	(1,977)
Impairment of investments	1,930	1,896
Acquired in-process research and development	480	—
Changes in current assets and liabilities, excluding the effect of acquisitions:
Receivables	66,815	27,727
Prepaid expenses	(5,108)	(5,099)
Deferred income taxes	(401)	(17,310)
Other current assets	(264)	(2,738)
Deferred revenue	(53,424)	(34,810)
Accounts payable	(8,184)	790
Accrued liabilities	(21,208)	(11,428)

Net cash provided by operating activities	426,853	2,737

Cash flows from financing activities
Issuance of common stock, net	12,979	46,620
Issuance of Series B preferred stock	—	50,000
Payment of cash dividends on preferred stock	(250)	(102)

Net cash provided by financing activities	12,729	96,518

Cash flows from investing activities
Purchases of property, plant and equipment	(11,684)	(12,013)
Proceeds from the sale of property, plant and equipment	10,421	1,977
Purchases of short-term investments	(596,085)	(399,596)
Maturities of short-term investments	191,049	103,663
Sales of short-term investments	567,411	295,986
Cash paid for acquisitions of Tally Systems and Immunix, net of cash acquired	(33,829)	—
Cash paid for acquisition of SUSE, net of cash acquired	—	(200,298)
Purchase of intangible assets	(15,500)	—
Other	1,110	(2,434)

Net cash provided by (used in) investing activities	112,893	(212,715)

Total increase (decrease) in cash and cash equivalents	552,475	(113,460)
Cash and cash equivalents — beginning of period	434,404	366,932

Cash and cash equivalents — end of period	$986,879	$253,472

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005

A. Quarterly Financial Statements

The interim consolidated financial statements as of and for the three and six months ended April 30, 2005 and 2004 have been prepared by Novell, Inc. (“Novell”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our fiscal 2004 Annual Report on Form 10-K. These financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of the financial condition and results of operations as of and for these interim periods. The interim operating results are not necessarily indicative of the results for a full year.

B. Acquisitions

Tally Systems Corp.

On April 1, 2005, we acquired a 100% interest in Tally Systems Corp. (“Tally”), a privately-held company headquartered in Lebanon, New Hampshire, which provides automated PC hardware and software recognition products and services used by customers to manage hardware and software assets. This acquisition enables us to enhance our current ZENworks product offerings. The purchase price was approximately $17.3 million in cash, plus estimated transaction costs of $4.7 million, primarily related to excess facility costs recorded as an acquisition liability. In addition, as a part of the acquisition, we set up a bonus pool of $0.5 million to be paid to Tally employees who satisfy certain criteria. Any future bonus payments will be expensed as they are earned.

Tally’s results of operations have been included in the consolidated financial statements beginning on the acquisition date.

The purchase price was allocated as follows:

	Estimated Fair Value	Estimated Useful Life
	(In thousands)
Fair value of net tangible assets acquired	$587	N/A
Identifiable intangible assets:
Developed technology	3,200	4 years
Contractual relationships	1,700	3 years
Customer relationships	280	3 years
Internal use software	90	3 years
Goodwill	16,105	Indefinite

Total net assets acquired	$21,962

The purchase price has been allocated to the tangible and identifiable intangible assets and the excess of the total purchase price over the amounts assigned has been recorded as goodwill. We estimated the fair values of the intangible assets. Developed technology, contractual relationships, customer relationships and the internal use software are being amortized over their estimated useful lives. Goodwill is not amortized but is periodically evaluated for impairment.

Net tangible assets of Tally consisted mainly of cash and cash equivalents, accounts receivable and fixed assets reduced by accounts payable, deferred revenue and other liabilities.

Developed technology relates to Tally’s products that are commercially available and can be combined with Novell products and services as well as proprietary technology that could be used in future product releases. To determine the value of developed technology, the expected future cash flows attributable to the products was discounted to take into account risk associated with these assets. This resulted in a valuation of approximately $3.2 million related to developed technology, which had reached technological feasibility.

The valuation of contractual relationships in the amount of $1.7 million, which relates to a contract with an original equipment manufacturer reseller in Europe, was determined by comparing estimated discounted future cash flow to be received as a result of the relationship.

Goodwill from the acquisition resulted from our belief that the asset management products developed by Tally are a valuable addition to our ZENworks product line and will help us remain competitive in the hardware and software management products market. We also believed it was more beneficial to acquire such technology rather than to develop it in-house. The goodwill from the Tally acquisition was allocated to our geographic operating segments (see Note F).

Immunix, Inc.

On April 27, 2005, we acquired a 100% interest in Immunix, Inc. (“Immunix”), a privately-held company headquartered in Portland, Oregon, which provides enterprise class, host intrusion prevention solutions for the Linux platform. This acquisition enables us to expand security offerings on the Linux platform. The purchase price was approximately $17.3 million in cash, plus estimated transaction costs of $0.3 million. In addition, as a part of the acquisition, we set up a bonus pool of $0.4 million to be paid to Immunix employees who satisfy certain criteria. Any future bonus payments will be expensed as they are earned.

The purchase price was allocated as follows:

	Estimated Fair Value	Estimated Useful Life
	(In thousands)
Fair value of net tangible liabilities assumed	$(112)	N/A
In-process research and development	480
Identifiable intangible assets:
Developed technology	2,400	3 years
Trademarks/trade names	120	3 years
Customer relationships	80	1 years
Internal use software	10	3 years
Goodwill	14,626	Indefinite

Total net assets acquired	$17,604

The purchase price has been allocated to the tangible and identifiable intangible assets and the excess of the total purchase price over the amounts assigned has been recorded as goodwill. We estimated the fair values of the intangible assets. Developed technology, trademark/trade names, customer relationships and the internal use software are being amortized over their estimated useful lives. Goodwill is not amortized but is periodically evaluated for impairment.

Net tangible assets of Immunix consisted mainly of cash and cash equivalents, accounts receivable, and fixed assets reduced by accounts payable and other liabilities.

In-process research and development in the amount of $0.5 million pertains to technology that was not technologically feasible at the date of the acquisition, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, and was not ready for initial customer testing. At the acquisition date, Immunix was working on the next release of its product called AppArmor, which was to be released in September 2005. This future release had not yet achieved technological feasibility. The in-process research and development was valued based on discounting estimated future cash flows from the related products. Completion of the development of the future upgrades of these products is dependent upon our delivery of our Linux applications products and our successful integration of the Immunix products. The in-process research and development does not have any alternative future use and did not otherwise qualify for capitalization. As a result, the entire amount was expensed upon acquisition.

Developed technology relates to Immunix’s products that are commercially available and can be combined with Novell products and services. To determine the value of developed technology, the expected future cash flow attributable to the products was discounted taking into account risk associated with these assets. This resulted in a valuation of approximately $2.4 million related to developed technology which had reached technological feasibility.

Goodwill from the acquisition resulted from our belief that the Linux platform security products developed by Immunix are a valuable addition to our Linux offerings and will help us remain competitive in the Linux market and increase our Linux revenue. We also believed it was more beneficial to acquire such technology rather than to develop it in-house. The goodwill from the Immunix acquisition was allocated to our geographic operating segments (see Note F).

If the Tally and Immunix acquisitions had occurred on November 1, 2003, the unaudited pro forma results of operations for the three and six months ended April 30, 2005 and 2004 would have been:

	Three months ended		Six months ended
(amounts in thousands)	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Revenue	$298,327	$295,696	$590,245	$564,594
Net income (loss) available to common stockholders – diluted	$(17,348)	$(15,767)	$376,185	$(6,485)
Net income (loss) per share attributed to common stockholders - diluted	$(0.05)	$(0.04)	$0.86	$(0.02)

C. Settlement of Potential Litigation

On November 8, 2004, we entered into an agreement with Microsoft Corporation (“Microsoft”) to settle potential antitrust litigation related to our NetWare operating system in exchange for $536 million in cash. On November 18, 2004, we received $536 million in cash from Microsoft. The financial terms of the settlement agreement, net of related legal fees of approximately $88 million, resulted in a pre-tax gain of approximately $447.6 million in the first quarter of fiscal 2005.

D. Cash, Cash Equivalents and Short-Term Investments

We consider all investments with an initial term to maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are diversified, primarily consisting of investment grade securities that either mature within the next 12 months or have other characteristics of short-term investments, such as auction dates within at least six months of the prior auction date or being available to be used for current operations even if some maturities may extend beyond one year. All auction rate securities are classified as short-term investments.

All marketable debt and equity securities that are included in cash and short-term investments are considered available-for-sale and are carried at fair value. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income, net of tax, after considering any applicable tax valuation allowances. Fair values are based on quoted market prices where available. If quoted market prices are not available, we use third-party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. Gross unrealized gains and gross unrealized losses at April 30, 2005 were $0.5 million and $4.2 million, respectively. Gross unrealized gains and gross unrealized losses at October 31, 2004 were $1.1 million and $1.0 million, respectively. When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in investment income in the consolidated statements of operations.

During the second quarter of fiscal 2005, we realized gains of $0.1 million and realized losses of $0.3 million from the sale of short-term investments. During the second quarter of fiscal 2004, we realized gains of $0.9 million and realized losses of $0.2 million from the sale of short-term investments. During the first six months of fiscal 2005, we realized gains of $0.7 million and realized losses of $0.6 million from the sale of short-term investments. During the first six months of fiscal 2004, we realized gains of $2.8 million and realized losses of $0.3 million from the sale of short-term investments. We did not record any impairment losses on short-term investments during the first six months of fiscal 2005 or fiscal 2004.

E. Long-Term Investments

At April 30, 2005, long-term investments primarily consisted of investments made in venture capital partnerships and other direct investments in equity securities of privately-held companies. Long-term investments are accounted for initially at cost and written down to fair value when indicators of impairment are deemed to be other than temporary.

We routinely review our long-term investments for impairment. To assess impairment, we analyze forecasted financial performance of the investees, the liquidation preference value of the stock we hold, and our estimate of the potential for investment recovery based on all these factors. During the second quarter of fiscal 2005 and 2004, we recognized impairment losses on long-term investments totaling $0.9 million and $0.8 million, respectively. During each of the first six months of fiscal 2005 and 2004, we recognized impairment losses on long-term investments totaling $1.9 million.

F. Goodwill and Intangible Assets

Goodwill

The following is a summary of goodwill as of the dates shown resulting from the indicated acquisitions:

(amounts in thousands)	April 30, 2005	October 31, 2004
SUSE	$176,963	$176,963
SilverStream	112,622	124,622
Ximian	33,852	34,855
Cambridge Technology Partners	25,903	42,500
Tally	16,105	—
Immunix	14,626	—
Salmon	2,794	3,109
Other technology companies	9,039	9,039

Total goodwill	$391,904	$391,088

Goodwill is allocated to our reporting segments as follows:

(amounts in thousands)	North America	EMEA	Asia Pacific	Latin America	Japan	Celerant Consulting	Total
Balance as of October 31, 2004	$175,548	$141,380	$20,524	$5,268	$5,868	$42,500	$391,088
Acquisition of Tally	8,747	6,119	947	261	31	—	16,105
Acquisition of Immunix	7,762	5,661	873	274	56	—	14,626
Adjustments	(6,407)	(6,121)	(644)	(97)	(49)	(16,597)	(29,915)

Balance as of April 30, 2005	$185,650	$147,039	$21,700	$5,706	$5,906	$25,903	$391,904

Adjustments to goodwill during fiscal 2005 of approximately $29.6 million, attributable to SilverStream, Cambridge Technology Partners (Celerant Consulting), and Ximian, primarily relate to the reversal of deferred tax asset valuation allowances attributable to acquired net operating loss carryforwards that were utilized by income generated in the first quarter, mainly from the Microsoft settlement. Goodwill was reduced because a portion of it related to the valuation allowances on acquired net operating losses that were established during the allocation of the purchase price for each of these acquisitions. An adjustment to goodwill attributable to Salmon of approximately $0.3 million relates to purchase price adjustments to merger liabilities for employee bonuses and the related taxes and foreign exchange rate adjustments.

Intangible Assets

The following is a summary of identifiable intangible assets, net of accumulated amortization:

(amounts in thousands)	April 30, 2005	October 31, 2004
Trademarks and trade names	$26,241	$26,121
Patents	14,883	—
Customer relationships	12,435	13,570
Developed technology	8,264	4,203
Internal use software	3,447	4,340
Non-compete agreement	321	382

Total identifiable intangible assets	$65,591	$48,616

During the first quarter of fiscal 2005, we acquired a portfolio of patents and patent applications for $15.5 million. These patents and patent applications were purchased to enhance our portfolio of intellectual property and we believe will strengthen our ability to defend against those who might assert patent claims against open source products marketed and supported by Novell, consistent with our publicly disclosed policy.

Approximately $26.1 million of our trademarks and trade names have indefinite lives and are not amortized but are periodically evaluated for impairment. The remaining $0.1 million of our trademarks and trade names are amortized over three years. Patents are amortized over ten years. Customer relationships, internal use software and non-compete agreements are amortized over three years. Developed technology is amortized over three to four years. Amortization of intangible assets for the second quarter of fiscal 2005 and 2004 was $3.4 million and $2.7 million, respectively. Amortization of intangible assets for the first six months of fiscal 2005 and 2004 was $6.4 million and $4.2 million, respectively. Accumulated amortization was $21.9 million and $13.7 million at April 30, 2005 and 2004, respectively. Amortization of intangibles is estimated to be approximately $7.2 million for the remainder of fiscal 2005, $13.9 million in fiscal 2006, $6.1 million in fiscal 2007, $3.1 million in fiscal 2008 and $2.0 million in fiscal 2009.

G. Income Taxes

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. We provide for income taxes for each interim period for ‘ordinary’ income (pre-tax income excluding unusual or infrequently occurring items) based on the estimated annual effective tax rate for the year and for unusual or infrequently occurring items based on the differential in estimated annual tax with and without the unusual item. Each of these is adjusted for changes in estimates which occur during the period. The gain from the Microsoft settlement is considered an unusual and infrequently occurring item. Income tax expense for the second quarter of fiscal 2005 was $16.7 million, of which $12.1 million relates to the tax on additional forecasted taxable income in the U.S. Due to the use of a significant amount of our net operating loss carryforwards on the gain from the Microsoft settlement, the benefit received from our remaining net operating loss carryforwards used to offset the additional forecasted US taxable income is credited to goodwill and additional paid-in capital. The remaining income tax expense relates to foreign earnings. The income tax expense recorded in the second quarter of fiscal 2005 resulting from the change in forecasted U.S. earnings was credited as follows: $0.6 million to reduce goodwill related to acquired companies, $9 million to additional paid-in capital, and $2.5 million to current income taxes payable.

The effective tax rate for the full fiscal year 2004 was 23.7%. The effective tax rate for the full fiscal year 2005 will be lower than the rate for fiscal 2004 primarily as a result of the reversal of valuation allowances due to the use of net operating losses.

We continue to believe that it is more likely than not that our remaining U.S. net deferred tax assets will not be realized based on the weight of all available evidence. As a result, we have provided a full valuation reserve on our U.S. deferred tax assets. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in-capital.

In connection with our acquisitions of Tally and Immunix, we recorded a $3 million deferred income tax liability resulting from the future tax consequences of the non-deductible amortization of identified intangible assets of $7.9 million in the transactions. Deferred income tax assets resulting from the tax benefit of future tax loss carryforwards of $7 million were recorded and offset by valuation allowances of $4 million and a $3 million deferred tax liability.

We paid cash for income taxes of $9.5 million and $12.9 million in the second quarter and first six months of fiscal 2005, respectively. We paid cash for income taxes of $2.8 million and $4.0 million during the same periods of fiscal 2004. We continue to evaluate our tax reserves under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The amount reflected in the consolidated balance sheet at April 30, 2005 is considered adequate.

H. Line of Credit

We have a $25 million bank line of credit for the issuance of standby letters of credit. At April 30, 2005, there were standby letters of credit of $18.5 million outstanding under this line, all of which are collateralized by cash. The bank line expires on April 1, 2006. The bank line is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. We were in compliance with all financial covenants relating to this line of credit as of April 30, 2005. In addition, at April 30, 2005, we had outstanding letters of credit of an insignificant amount at other banks.

I. Restructuring Expenses

During the first and second quarters of fiscal 2005, we recorded restructuring expenses of $6.4 million and $5.4 million, respectively. Of the $11.8 million recorded in the first six months of fiscal 2005, $0.8 million related to an adjustment to a previously recorded merger liability, and the remaining $11 million related to fiscal 2005 restructuring expenses. These restructuring expenses related to our continuing efforts to restructure our business to focus on Linux and identity-based computing and to re-align our Celerant consulting business in response to changing market conditions. Specific actions taken included reducing our workforce by 134 employees during the first six months of fiscal 2005, mainly in consulting, sales and product development. Total restructuring expenses by reporting segment were as follows: North America $0.6 million, EMEA $6.4 million, Celerant $1.5 million, Latin America $0.6 million, Japan $0.2 million, and Corporate unallocated operating costs $1.7 million.

Our restructuring activities in previous periods are disclosed in detail in our Annual Report on Form 10-K for the fiscal year 2004. The following table summarizes the restructuring reserve balance and activity during the first six months of fiscal 2005:

	Fiscal 2005 Restructurings	Fiscal 2004 Restructurings	Fiscal 2003 Restructuring	Fiscal 2002 Restructuring	Fiscal 2001 Restructurings	Total
	(amounts in thousands)
Restructuring reserve balance at October 31, 2004:
Workforce reductions	$—	$4,658	$293	$—	$—	$4,951
Excess facilities, property and equipment	—	2,507	2,523	3,523	1,757	10,310
Other restructuring-related costs	—	—	1,842	1,076	280	3,198

Total restructuring reserve balance	—	7,165	4,658	4,599	2,037	18,459

Restructuring expenses for the first six months of fiscal 2005:
Workforce reductions	10,791	—	—	—	—	10,791
Excess facilities, property and equipment	14	—	—	—	—	14
Other restructuring-related costs	355	—	—	—	—	355

Total restructuring expenses	11,160	—	—	—	—	11,160

Adjustments during the first six months of fiscal 2005:
Workforce reductions	—	(51)	(218)	—	—	(269)
Excess facilities, property and equipment	—	—	2,246	1,070	(547)	2,769
Other restructuring-related costs	—	—	(1,826)	(777)	(15)	(2,618)

Total adjustments	—	(51)	202	293	(562)	(118)

Payments during the first six months of fiscal 2005:
Workforce reductions	(5,296)	(2,065)	(75)	—	—	(7,436)
Excess facilities, property and equipment	—	(910)	(729)	(792)	(378)	(2,809)
Other restructuring-related costs	(3)	—	(9)	(244)	(6)	(262)

Total payments	(5,299)	(2,975)	(813)	(1,036)	(384)	(10,507)

Restructuring reserve balance at April 30, 2005:
Workforce reductions	5,495	2,542	—	—	—	8,037
Excess facilities, property and equipment	14	1,597	4,040	3,801	832	10,284
Other restructuring-related costs	352	—	7	55	259	673

Total restructuring reserve balance	$5,861	$4,139	$4,047	$3,856	$1,091	$18,994

As of April 30, 2005, the remaining unpaid balances include accrued liabilities related to severance benefits which will be paid out over the remaining severance obligation period, lease costs for redundant facilities which will be paid over the respective remaining contract terms, and various employee-related severance costs which will be primarily paid over the next twelve months.

J. Senior Convertible Debentures

On July 2, 2004, we issued and sold $600 million aggregate principal amount of our senior convertible debentures (“Debentures”) due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2005. During the second quarter of fiscal 2005, we incurred interest expense of $0.8 million, which was accrued at the end of the second quarter of fiscal 2005. During the first six months of fiscal 2005, we incurred interest expense of $1.5 million, and we made cash payments for interest of $1.6 million related to these debentures.

In connection with the issuance of the Debentures, we incurred $14.9 million of issuance costs, which primarily consisted of investment banker, legal and other professional fees. These costs are classified within Other Assets and are being amortized as interest expense using the effective interest method over the term from issuance through the date that the holders can first require repurchase of the Debentures (July 15, 2009). Amortization expense related to the issuance costs was $0.7 million and $1.5 million for the second quarter and first six months of fiscal 2005, respectively.

K. Guarantees

We have provided a guarantee to a foreign taxing authority in the amount of $2.6 million related to a foreign tax audit. It is expected that the term of the foreign tax audit guarantee will continue until the conclusion of the audit. In addition, we have provided a guarantee to a customer for the performance of one of our foreign subsidiaries on a maintenance contract in the amount of $0.4 million. At April 30, 2005, we had $3.0 million accrued for these guarantees. We have also provided other guarantees of insignificant amounts for various purposes.

Like most software vendors, we are party to a variety of agreements, primarily with customers, resellers, distributors and independent hardware and software vendors (generally, “customers”), pursuant to which we may be obligated to indemnify the customer against third party allegations of intellectual property infringement resulting from the customer’s use of our offerings or distribution of our software, either of which may include proprietary and/or open source materials. In such circumstances, the customer must satisfy specified conditions to qualify for indemnification. Our obligations under these agreements may be limited in terms of time and/or amount, and in some instances we may have recourse against third parties.

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. To date, we have not been required to make any payment. We do not record a liability for potential litigation claims related to indemnification agreements with our customers unless and until we conclude the likelihood of a material obligation is probable and estimable.

L. Commitments and Contingencies

As of April 30, 2005, we had a carrying value of $54.6 million related to long-term investments in various venture capital funds and had commitments to contribute an additional $26.9 million to these funds at times and amounts as requested by the fund managers.

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

SilverStream, which we acquired in July 2002, and several of its former officers and directors, as well as the underwriters who handled SilverStream’s two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Act, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of these issuers, including SilverStream’s. A Consolidated Amended Complaint with respect to all of these companies was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court. While we believe that SilverStream and its former officers and directors have meritorious defenses to the claims, a tentative settlement has been reached between many of the defendants and the plaintiffs, which contemplates a settlement of the claims. The settlement agreement, however, has not been finally approved by the Court. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

In February 1998, a suit was filed in the U.S. District Court, District of Utah, against us and certain of our officers and directors, alleging violation of federal securities laws by concealing the true nature of our financial condition and seeking unspecified damages. The lawsuit was brought as a purported class action on behalf of purchasers of our common stock from November 1, 1996 through April 22, 1997 (the “class members”). After a first dismissal of the suit on November 3, 2000 and a subsequent amendment to the complaint filed on February 20, 2001, the U.S. District Court dismissed the amended complaint with prejudice for failure to state a claim. Much of the District Court’s Order of Dismissal was recently affirmed by the Tenth Circuit Court of Appeals while certain claims were remanded for the District Court’s further review. Recently, we along with our directors and officers liability insurance carriers agreed to a proposed settlement that includes a settlement payment of $13.9 million to a settlement fund for the class members. Of this amount, we contributed $0.6 million toward the settlement payment and final approval of the settlement was entered by the Court on May 26, 2005.

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

N. Redeemable Preferred Stock

On March 23, 2004, we entered into a definitive agreement with International Business Machines Corporation (“IBM”) in connection with IBM’s previously announced $50 million investment in Novell. Under the agreement, IBM purchased 1,000 shares of our Series B redeemable preferred stock (“Series B Preferred Stock”). Each share of Series B Preferred Stock is convertible at a rate of 8,000 shares of our common stock for every share of Series B Preferred Stock, which represents a conversion price of $6.25 per common share. Because the fair value of Novell’s common stock of $9.46 per share on March 23, 2004 was greater than the conversion price of $6.25 per share, we recorded a one-time, non-cash deemed dividend of $25.7 million pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” in the second quarter of fiscal 2004. This had no impact on net income, but did reduce earnings available to common stockholders and thus reduced basic and diluted earnings per share during the second quarter and first six months of fiscal 2004.

On June 17, 2004, IBM converted 500 shares of Series B Preferred Stock into four million shares of common stock.

The Series B Preferred Stock is entitled to a dividend of 2% of the redemption value per annum, payable quarterly in cash. Dividends on the Series B Preferred Stock during the second quarter and first six months of fiscal 2005 amounted to $0.1 million and $0.3 million, respectively. Cash payments for dividends of $0.3 million were paid during the first six months of fiscal 2005.

O. Net Income (Loss) Per Share Available to Common Stockholders

Basic and diluted net income (loss) per share available to common stockholders is presented in conformity with SFAS No. 128, “Earnings per Share” and the related interpretation of the EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” Basic net income (loss) per share available to common stockholders is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Income (loss) available to common stockholders excludes accumulated preferred stock dividends and earnings allocated to participating preferred stockholders. Common stock equivalents include stock options, unvested restricted stock and, in certain circumstances, convertible securities such as our Debentures and Series B Preferred Stock. Diluted net income (loss) per share assumes the conversion of the Series B Preferred Stock and Debentures using the “if converted” method, if dilutive, and includes the dilutive effect of stock options under the treasury stock method.

The following table reconciles the numerators and denominators of the earnings per share calculation for the three months ended April 30, 2005 and 2004:

	Three Months Ended
(amounts in thousands, except per share data)	April 30, 2005	April 30, 2004
Basic and Diluted net income (loss) per share computation:
Net income (loss)	$(15,627)	$10,383
Dividends on Series B Preferred Stock	(125)	(102)
Allocation of earnings to Series B Preferred Stockholders	—	—
Beneficial conversion feature dividend on Series B Preferred Stock	—	(25,680)

Net loss available to common stockholders	$(15,752)	$(15,399)

Weighted-average common shares outstanding	378,219	384,528

Basic and diluted net loss per share available to common stockholders	$(0.04)	$(0.04)

The four million shares of common stock attributable to the assumed conversion of outstanding Series B Preferred Stock and the incremental shares attributable to the assumed exercise of options were not included in the calculation of diluted net loss per share in the second quarter fiscal 2005 and fiscal 2004, and the 52 million shares attributable to the assumed conversion of convertible debentures were not included in the calculation of diluted net (loss) per share in the second quarter of fiscal 2005 as their effects were antidilutive.

The following table reconciles the numerators and denominators of the earnings per share calculation for the six months ended April 30, 2005 and 2004:

	Six Months Ended
(amounts in thousands, except per share data)	April 30, 2005	April 30, 2004
Basic net income per share computation:
Net income	$379,534	$20,518
Dividends on Series B Preferred Stock	(250)	(102)
Allocation of earnings to Series B Preferred Stockholders	(3,974)	—
Beneficial conversion feature dividend on Series B Preferred Stock	—	(25,680)

Net income (loss) available to common stockholders	$375,310	$(5,264)

Weighted-average common shares outstanding	377,738	381,547

Basic net income (loss) per share available to common stockholders	$0.99	$(0.01)

Diluted net income per share computation:
Net income	$379,534	$20,518
Dividends on Series B Preferred Stock	(250)	(102)
Allocation of earnings to Series B Preferred Stockholders	(3,974)	—
Beneficial conversion feature dividend on Series B Preferred Stock	—	(25,680)
Interest expense on convertible debt	1,500	—
Amortization of debt issuance costs	1,486	—

Net income (loss) available to common stockholders	$378,296	$(5,264)

Weighted-average common shares outstanding	377,738	381,547
Incremental shares attributable to the assumed exercise of outstanding options and unvested restricted stock	5,150	—
Incremental shares attributable to the assumed conversion of convertible debentures	52,074	—

Total adjusted weighted average common shares	434,962	381,547

Diluted net income (loss) per share available to common stockholders	$0.87	$(0.01)

The four million shares of common stock attributable to the assumed conversion of outstanding Series B Preferred Stock were not included in the calculation of diluted net income (loss) per share in the first six months of fiscal 2005 and 2004 as their effect was antidilutive. Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out of the money”) at April 30, 2005 were also not included in the calculation of diluted net income (loss) per share as their effect would have been antidilutive. Out of the money options at April 30, 2005 totaled 25,253,010. Incremental shares attributable to the assumed exercise of options were excluded from the fiscal 2004 calculation of diluted net loss per share as their effect were antidilutive.

P. Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Net income (loss)	$(15,627)	$10,383	$379,534	$20,518
Change in net unrealized loss on investments	(1,615)	(1,864)	(3,826)	(2,205)
Change in pension liability	425	(132)	390	(1,481)
Change in cumulative translation adjustments	1,631	(5,503)	8,487	3,363

Comprehensive income (loss)	$(15,186)	$2,884	$384,585	$20,195

The components of accumulated other comprehensive income, net of related tax, are as follows:

(amounts in thousands)	April 30, 2005	October 31, 2004
Net unrealized gain (loss) on investment	$(3,679)	$147
Net accumulated pension liability	(866)	(1,256)
Net cumulative translation adjustment	25,776	17,289

Accumulated other comprehensive income	$21,231	$16,180

Q. Stock-Based Compensation

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

At April 30, 2005, we had authorized several stock-based compensation plans. Under these plans, options to purchase shares of our common stock can be granted to employees, consultants, and outside directors. We generally grant employees stock options at an exercise price equal to the fair market value of our common stock. Thus, in accordance with the intrinsic value method, no compensation expense (except compensation expense related to restricted stock purchase rights, restricted units, below-market option grants, and grants to non-employees) has been recognized for our stock-based compensation.

If compensation expense for our stock option and other equity plans had been determined based on the fair value of the stock grants, in accordance with SFAS No. 123, our net income (loss) and net income (loss) per share would have been the pro forma amounts indicated in the following table:

	Three Months Ended		Six Months Ended
(amounts in thousands, except per share data)	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Net income (loss) available to common stockholders:
As reported – diluted	$(15,752)	$(15,399)	$378,296	$(5,264)
Less: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(12,809)	(14,052)	(25,219)	(24,679)
Add: total stock-based compensation expense recorded in the statements of operations	952	1,376	1,411	2,487

Pro forma net income (loss) available to common stockholders – diluted	$(27,609)	$(28,075)	$354,488	$(27,456)

Net income (loss) per share available to common stockholders:
As reported – basic	$(0.04)	$(0.04)	$0.99	$(0.01)
Pro forma – basic	$(0.07)	$(0.07)	$0.93	$(0.07)
As reported – diluted	$(0.04)	$(0.04)	$0.87	$(0.01)
Pro forma – diluted	$(0.07)	$(0.07)	$0.81	$(0.07)

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the second quarters of fiscal 2005 and fiscal 2004: a risk-free interest rate of approximately 4.01% and 2.51%, respectively; a dividend yield of 0% for both quarters; a weighted-average expected life of 3.97 years and 4.45 years, respectively; and a volatility factor of the expected market price of our common stock of 0.49 and 0.63, respectively. The weighted average fair value of options granted in the second quarters of fiscal 2005 and fiscal 2004 was $2.45 and $7.50, respectively.

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the first six months of fiscal 2005 and fiscal 2004: a risk-free interest rate of approximately 3.90% and 2.72%, respectively; a dividend yield of 0% for both quarters; a weighted-average expected life of 4.47 years and 3.69 years, respectively; and a volatility factor of the expected market price of our common stock of 0.57 and 0.77, respectively. The weighted average fair value of options granted in the first six months of fiscal 2005 and fiscal 2004 was $3.03 and $5.66, respectively.

For purposes of the above table, pro forma compensation expense is estimated for the fair value of the employees’ purchase rights under the employee stock purchase plan using the Black-Scholes option pricing model with the following assumptions for shares that were issued in the second quarters of fiscal 2005 and fiscal 2004: a risk-free interest rate of approximately 1.71% and 1.07%, respectively; a dividend yield of zero for both periods; a weighted-average expected life of six months for both periods; and a volatility factor of the expected market price of our common stock of 0.74 and 0.76, respectively. The weighted average fair value of the purchase rights issued in the second quarters of fiscal 2005 and fiscal 2004 was $2.50 and $2.20, respectively.

R. Segment Information

We operate and report our financial results in six segments; five are based on geographic areas and the sixth is Celerant consulting. The geographic segments are North America, EMEA, Asia Pacific, Latin America, and Japan. Performance is evaluated by our Chief Executive Officer and our other chief decision makers and is based on reviewing revenue and segment operating income (loss) information for each segment.

The geographic segments are:

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

All geographic segments sell our software and services. These offerings are sold in the United States directly and through original equipment manufacturers, resellers, and distributor channels, and internationally directly and through distributors who sell to dealers and end users. Operating results by segment are as follows:

	Three Months Ended
	April 30, 2005		April 30, 2004
(amounts in thousands)	Net revenue	Operating Income (loss)	Net revenue	Operating income (loss)
North America	$125,219	$63,998	$124,815	$66,793
EMEA	99,044	24,343	99,016	35,172
Asia Pacific	14,181	1,315	15,391	4,805
Latin America	5,346	43	5,363	214
Japan	9,354	4,239	7,178	2,043
Common unallocated operating costs	—	(104,631)	—	(97,396)

Total geographic segments	253,144	(10,693)	251,763	11,631
Celerant consulting	43,907	4,291	41,793	2,831

Total per statements of operations	$297,051	$(6,402)	$293,556	$14,462

	Six Months Ended
	April 30, 2005		April 30, 2004
(amounts in thousands)	Net revenue	Operating Income	Net revenue	Operating income (loss)
North America	$248,983	$129,237	$240,579	$127,882
EMEA	194,595	45,539	186,863	64,281
Asia Pacific	28,852	4,302	30,211	9,055
Latin America	10,565	142	11,150	1,365
Japan	16,228	6,116	12,734	2,107
Common unallocated operating income (costs)	—	250,430	—	(185,127)

Total geographic segments	499,223	435,766	481,537	19,563
Celerant consulting	87,956	7,397	79,126	8,905

Total per statements of operations	$587,179	$443,163	$560,663	$28,468

Common unallocated operating income (costs) include corporate services common to all geographic segments such as corporate sales and marketing, product development, corporate general and administrative costs, and corporate infrastructure costs. In addition, common unallocated operating income (costs) in the first six months of fiscal 2005 also include a $447.6 million gain on settlement of potential litigation with Microsoft. For management reporting purposes, Celerant consulting does not receive an allocation for these corporate services.

In addition to reviewing geographic and Celerant consulting segment results, our chief decision makers review net revenue by solution category. These solution categories are:

•	Identity-based computing solutions — services that help customers with their identity management, data integrity and security issues. Major products include Identity Manager, ZENworks(R), eDirectory, web services (exteNd), BorderManager, Secure Login, iChain, and Red Carpet.

•	Linux and platform services solutions — solutions that offer an effective and open approach to networking and collaboration services, including file, print, messaging, scheduling, workspace, etc. while using a cross-platform approach. Major products include NetWare(R), Open Enterprise Server, SUSE LINUX Enterprise Server, GroupWise(R), SUSE LINUX Professional, Novell LINUX Desktop, Small Business Suite, Cluster Services, and Novell iFolder.

•	Worldwide services — comprehensive worldwide IT consulting, training, and support services that apply business solutions to our customers’ business situations, providing the business knowledge and technical expertise to help our customers implement our identity-based computing and Linux and platform solutions.

•	Celerant consulting — operational strategy and implementation consulting services offered to a wide range of customers across various sectors, worldwide.

Net revenue by solution category and Celerant consulting are as follows:

	Three Months Ended		Six Months Ended
(amounts in thousands)	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Identity-based computing solutions	$57,071	$53,953	$113,883	$105,754
Linux and platform services solutions	108,656	121,358	217,527	228,568

Total software licenses and maintenance	165,727	175,311	331,410	334,322
Worldwide services	87,417	76,452	167,813	147,215

Total IT software and solutions	253,144	251,763	499,223	481,537
Celerant consulting	43,907	41,793	87,956	79,126

Total net revenue	$297,051	$293,556	$587,179	$560,663

For the second quarters of fiscal 2005 and fiscal 2004, revenues in the United States were $127.3 million and $123.4 million, respectively, and revenues from customers outside the United States were $169.7 million and $170.2 million, respectively. In the second quarters of fiscal 2005 and fiscal 2004, 76% and 80%, respectively, of our revenues outside the United States were in EMEA. During the second quarter of fiscal 2005, sales to customers in the United Kingdom accounted for 12% of our net revenue. No single customer accounted for more than 10% of our total revenue for each period presented.

For the first six months of fiscal 2005 and fiscal 2004, revenues in the United States were $249.7 million and $240.0 million, respectively, and revenues from customers outside the United States were $337.5 million and $320.7 million, respectively. In the first six months of fiscal 2005 and fiscal 2004, 77% of our revenues outside the United States were in EMEA. During the first six months fiscal 2005, sales to customers in the United Kingdom accounted for 11% of our net revenue. No single customer accounted for more than 10% of our total revenue for each period presented.

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

We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the quarter-end, the fair value of the derivatives as of April 30, 2005 is insignificant. Gains and losses recognized during a quarter on these foreign currency contracts are recorded as other income or expense and generally offset corresponding gains and losses on the underlying hedged assets and liabilities, resulting in negligible effect to our financial statements.

T. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments, SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all companies to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments to the statement of operations over the related employee service period. SFAS No. 123(R) will be effective for us beginning with our first quarter of fiscal 2006.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and, therefore we generally recognize no compensation cost for employee stock options. The adoption of SFAS No. 123(R) will have a significant impact on our results of operations, although it is not expected to have any impact on our overall financial position. The precise impact of the adoption of SFAS No. 123(R) cannot be predicted at this time as it will depend on levels of share-based payments granted in the future. However, had SFAS No. 123(R) been adopted in prior periods, the impact would have approximated the impact of SFAS No. 123, which is described in Note Q. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

SFAS No. 123(R) allows companies to choose one of three transition methods: the modified prospective transition method without restatement, modified prospective transition method with restatement, or modified retroactive transition method. We have not yet determined which transition methodology we will use when we adopt SFAS No. 123(R).

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”). FSP No. 109-1 states that the impact of the tax deduction on qualified production activities provided by the AJCA should be accounted for as a special deduction rather than a statutory rate reduction. We do not expect the adoption of this provision to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We have no current plans to utilize the repatriation provision available under this act at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this Form 10-Q contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward looking statements.” The words “may,” “will,” “expects,” “plans,” “anticipates,” “believe,” “estimates,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s expectations, speak only as of the date hereof, and are subject to certain risks and uncertainties. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements contained or incorporated by reference herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks similar to those of other companies of similar size in our industry, including pre-tax losses, rapid technological changes, competition, limited number of suppliers, customer concentration, integration of acquisitions, government regulations, management of international activities, and loss of key individuals. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors,” which is incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2005. We assume no obligation to update any of our forward-looking statements for any reason, except as required by law.

Introduction

Novell is a leading provider of information solutions, founded in 1983. We provide identity-based and Linux and platform services solutions on several operating systems, including Linux, NetWare, Windows, and Unix. All of our solutions are supported by our worldwide services, including consulting, training and technical services. With these solutions, our customers can deliver information or system resources regardless of how they are implemented and regardless of how they connect, in a secure and personalized way. We create value for our customers by reducing the cost, complexity and vulnerability of today’s information environments. With approximately 5,900 employees globally, we serve customers all over the world.

We deliver value to our customers by developing, maintaining and delivering solutions in the following four solution categories:

Identity-based computing solutions. Our identity-based computing products include identity management, web services, and resource management applications that offer a full suite of capabilities, including the following:

•	secure authentication and authorization services;

•	single sign-on;

•	provisioning capabilities;

•	portal and web services application infrastructure; and

•	centralizing, automating, and simplifying network management.

We believe that customers recognize the need to manage the access, utilization, and optimization of assets through information systems that can interpret, implement, and administer business policies, not only within organizations, but also between organizations and their customers and trading partners. Our web services solutions enable organizations to balance growing user demands for services and information with the organization’s demands for increased security. Through identity management and web services, customers can integrate business processes and systems, extending them within and across enterprise boundaries to interact with customers, employees, suppliers and partners. This affords organizations the opportunity to make changes to their business operations without incurring the cost of constantly changing their underlying application software. These identity-based technologies not only regulate access to information and applications, but are also increasingly becoming core components of numerous other products such as mobile phones and other digital devices. Our identity-driven, directory-based management modules allow customers to manage their computing environment from a single, central location. Our strategy has been to develop identity-driven technologies as a set of discrete, but integrated, services to accelerate time to value, as opposed to the use of a single monolithic application that can take years to implement and deploy.

Linux and platform services solutions. We offer two major operating system platforms, NetWare and SUSE LINUX, in support of our Linux and platform services solutions. Our solutions offer an enterprise-ready, scalable approach to networking and collaboration services – including file, print, messaging, scheduling, and collaboration. Our products are designed to operate within existing heterogeneous computing environments as well as to provide tools and strategies to allow easy migration between platforms to fit better with our customers’ technology plans.

A major focus of our Linux and platform services solutions is to embrace and promote open source development. Open source is a term used to describe software source code that generally allows free use, modification, and distribution of source code, subject to certain conditions. Open source software is generally built by a community of developers, many of whom are unaffiliated with each other. Corporations also fund open source projects or contribute code into open source to further assist the development efforts. We believe that a major shift toward open source software is underway as companies are more critically evaluating the cost effectiveness of their information technology (“IT”) investments, are intrigued about having access to the source code, and are looking for ways to avoid vendor lock-in.

We believe that we are uniquely positioned to drive the transition to greater use of open source software, as well as to benefit from this trend. Widespread adoption of Linux and open source software was initially hindered by weak technical support and a lack of applications, shortcomings that we are particularly well-positioned to address. We leverage our financial stability, experience, and global support capabilities to help our customers integrate Linux and other open source software into their existing IT environments. While the flexibility and cost savings of Linux and open source have made it attractive to enterprise customers, we believe these businesses look to proprietary software vendors to provide applications, management, and security. With our SUSE LINUX open source platform and our other Linux and platform services solutions, our customers can deploy the best of proprietary and open source software that many businesses find more attractive. As an example, our GroupWise product now allows customers to collaborate seamlessly across their Windows and Linux environments. We also provide solutions allowing IT managers to centrally control Linux, NetWare, and Windows systems in a consistent and straightforward way.

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

Overview

The strategic focus of our business is to deliver to our customers identity-based computing and Linux and platform services solutions, supported by services that complement our products. Important factors in evaluating our results for the second quarter of fiscal 2005 include the state of the global economy and IT markets and our progress in implementing our key initiatives, including:

•	reducing the rate of revenue decline in our legacy NetWare business;

•	increasing revenue from our Linux and identity-based computing businesses, and

•	increasing sales of other products and services, including consulting services.

The following discussion addresses our strategy and the challenges we believe we face over the next year.

One of the most important elements of our strategy is to embrace the open source movement, specifically the Linux development community, and to develop a competitive position in the Linux market. This strategy includes supporting the Linux operating system in addition to the NetWare operating system by offering Novell products and services that operate on both Linux and NetWare platforms. Our key open source and Linux goals include the following:

•	We need to successfully address the concerns of our NetWare installed base in order to eliminate historic revenue declines by providing a well-articulated technology roadmap that is relevant to the customers’ businesses. The installed base is an important source of cash flow and an opportunity for us to sell more products. Excluding the impact of foreign currency effects, NetWare-related revenue for the second quarter of fiscal 2005 declined by 18% from the year ago quarter. It is our goal that the release of Open Enterprise Server (“OES”), which includes both the SUSE Linux Enterprise Server (“SLES”) and NetWare operating systems, will provide customers with increased choice and flexibility, thereby encouraging customers to renew their existing maintenance agreements with Novell. OES is designed as a platform to allow our installed base to easily transition from NetWare to Linux, should they choose to migrate. Our intention is that by providing customers with a clear migration path to our Linux products, we mitigate the risk that customers may cancel their maintenance contracts with us.

•	We released SLES 9 during fiscal 2004, which we believe to be a major milestone in enabling enterprise Linux computing. We shipped approximately 19,000 SLES 9 units during the second quarter of fiscal 2005. Our belief is that sales of our SUSE LINUX products will increase as the market becomes more familiar with them. In addition, we believe that our Linux initiatives will help grow the Linux market and provide sales opportunities for our other products. As a result, we expect our existing product revenue streams and financial trends to benefit as the overall Linux market grows in the future.

•	Another important goal is to remove the barriers to adoption of Linux at the enterprise level, such as through the availability of global technical support and breadth of service offerings. We believe that our experience providing enterprise-level service, support, and products as well as our other competitive advantages will allow us to become the leader in Linux operating system distributions. We will continue to build partnerships and invest in engineering, support, and training. We are constantly evaluating our entire solution stack, and we will make, buy, or license the appropriate technologies in order to provide a more complete, value-added offering.

Another critical element of our strategy is to expand our identity-based computing business. We are in the process of componentizing delivery of identity management solutions so customers can implement a broader strategy in smaller modules, thereby reducing the time it takes to realize considerable business value and lowering their overall risk in adopting an enterprise-wide identity strategy. We believe that a primary driver of growth will be the demonstration of successful, small implementations that we can use as case studies and proof points.

We are in the process of rearchitecting several of our product lines to expand their appeal to include a target market outside the Novell installed base. Additionally, we are in the final stages of preparing new releases of several products that will include new and improved functionality. It is our goal that the release of these products will result in increased sales.

In the second fiscal quarter of 2005, we were able to increase the profitability of our IT consulting services at the contribution margin level from the year ago quarter. We plan to focus on continuing to increase IT consulting services that relate to the products we sell. We still intend to offer general IT consulting, but it will no longer be our primary focus. We believe that we need to demonstrate to the consulting and systems integrator community that we are not direct competitors and teach them how to use our products to develop identity solutions for their customers, including with our help when needed.

We are a company in transition, and we believe there is much work that lies ahead to complete the transformation. We will need to maintain a transitional cost structure beyond that which a steady state business would require in order to develop, market and sell our products and solutions. Over the next 6 to 12 months, we expect to maintain current spending levels or to increase spending in the following areas:

•	We expect our research and development expenses as a percent of revenue will be higher than our normal run rates over the next 12 months because of (i) efforts to rearchitect several products such as ZENworks and eDirectory so that they will be more appealing to customers outside the NetWare installed base, and (ii) investments in Linux, partnerships and training.

•	In fiscal 2004, we commenced the transition of our North America sales and consulting delivery teams to a new business model as a result of our new products and repositioning. We made significant progress during fiscal 2004, and we estimate that this transition will be complete by the end of fiscal 2005.

•	Our EMEA sales and consulting delivery teams are involved in similar changes to those we have been making in North America. We began that process in the first fiscal quarter of 2005 and expect the reorganization to take 12 to 18 months.

•	Critical to Novell’s performance over time is retaining and motivating our employees. Like many companies, we have significantly limited compensation changes over the past two years. During the first quarter of fiscal 2005, we increased compensation to bring our compensation in-line with our competition, resulting in increased expense in both cost of sales and operating expenses.

Despite recent improvements in the economy, we believe that we are still in a relatively challenging IT spending environment in North America. Although IT demand trends appear to be slowly improving, we are seeing that Chief Information Officers (“CIOs”) are still cautious in making IT investments. We see a continued reluctance to make large upfront commitments to infrastructure projects because they typically take significant time and effort to complete and touch every part of the IT architecture. Longer sales cycles are resulting in pilot rollouts that may or may not turn into orders. Similarly, the European economy remains flat and IT budgets continue to be constrained in that region. As a result, there was general weakness across all lines of our business in the EMEA region except for our identity management business. We believe that our focus on Linux, open source, and identity management solutions will permit us to exploit the two primary concerns of CIOs — security and achieving lowest cost of ownership.

Results of Operations

Acquisitions

Tally Systems Corp.

On April 1, 2005, we acquired a 100% interest in Tally Systems Corp. (“Tally”), a privately-held company headquartered in Lebanon, New Hampshire, which provides automated PC hardware and software recognition products and services used by customers to manage hardware and software assets. These products and services are now part of our ZENworks product line. The purchase price was approximately $17.3 million in cash, plus estimated merger and transaction costs of $4.7 million, primarily related to excess facility costs recorded as an acquisition liability.

Revenues of $0.3 million and expenses of $0.5 million were included in our statement of operations related to Tally for the period from acquisition (April 1, 2005) to April 30, 2005.

Immunix, Inc.

On April 27, 2005, we acquired a 100% interest in Immunix, Inc. (“Immunix”), a privately-held company headquartered in Portland, Oregon, which provides enterprise class, host intrusion preventions solutions for the Linux platform. This acquisition enables us to expand security offerings on the Linux platform. The purchase price was approximately $17.3 million in cash, plus estimated merger and transaction costs of $0.3 million.

The results of operations related to Immunix for the period from acquisition (April 27, 2005) to April 30, 2005 were immaterial.

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

	Three Months Ended			Six Months Ended
(dollars in millions)	April 30, 2005	April 30, 2004	Change	April 30, 2005	April 30, 2004	Change
New software licenses	$46	$60	(24)%	$90	$115	(22)%
Maintenance and services	251	233	8%	497	446	12%

Total net revenue	$297	$293	1%	$587	$561	5%

New software licenses revenue decreased 24% in the second quarter and 22% in the first six months of fiscal 2005 compared to the same period of fiscal 2004 primarily due to competitive pricing pressure on new license sales and declines in our installed base. The increase in maintenance and services revenue of $18 million during the second quarter of fiscal 2005 compared to the same period of fiscal 2004 is primarily due to favorable foreign exchange rates, increased maintenance revenue of $5.7 million, and higher consulting revenue of $10.7 million from the acquisition of Salmon and increases in consulting revenue in North America and Celerant. The increase in maintenance and services revenue of $51.5 million during the first six months of fiscal 2005 compared to the same period in fiscal 2004 is due primarily to higher maintenance revenue, which increased $22.9 million, favorable foreign exchange rates, and higher consulting revenue from the acquisition of Salmon of $10.9 million and increases in consulting revenue in North America and Celerant. The change in the mix of our revenue towards more maintenance and subscription contracts has also helped to increase revenue in the maintenance and services category. SLES maintenance subscription revenue was approximately $7.8 million during the second quarter of fiscal 2005 compared to $3.0 million SLES revenue in the second quarter of fiscal 2004. Overall, favorable foreign exchange rates benefited revenue in the second quarter and first six months of fiscal 2005 by approximately $8.4 million and $18.9 million, respectively, compared to the same periods in fiscal 2004.

Net revenue by reporting segment was as follows:

	Three Months Ended			Six Months Ended
(dollars in millions)	April 30, 2005	April 30, 2004	Change	April 30, 2005	April 30, 2004	Change
North America	$126	$125	—%	$249	$241	3%
EMEA	99	99	—%	195	187	4%
Asia Pacific	14	15	(8)%	29	30	(4)%
Latin America	5	5	—%	10	11	(5)%
Japan	9	7	30%	16	13	27%
Celerant consulting	44	42	5%	88	79	11%

Total net revenue	$297	$293	1%	$587	$561	5%

We further analyze revenue by solution categories within each operating segment.

Net revenue by solution category in the North America segment was as follows:

	Three Months Ended			Six Months Ended
(dollars in millions)	April 30, 2005	April 30, 2004	Change	April 30, 2005	April 30, 2004	Change
Identity-based computing solutions	$30	$28	8%	$60	$53	13%
Linux and platform services solutions	56	60	(7)%	113	115	(2)%
Services	40	37	6%	76	73	5%

Total net revenue	$126	$125	—%	$249	$241	3%

Revenue from North America remained flat in the second quarter of fiscal 2005 compared to the same quarter in fiscal 2004. Decreases in NetWare revenue of $3.7 million were offset by increases in ZENworks related revenue of approximately $1 million, web services products revenue of approximately $1 million, and IT consulting revenue of approximately $1.5 million. The overall increase in North America segment revenues for the first six months of fiscal 2005 compared to the same period in fiscal 2004 is primarily due to higher consulting and services revenue of $4 million, an adjustment of approximately $1 million for sales returns allowances that were no longer necessary, and favorable foreign currency exchange rates of approximately $1.7 million.

During the first and second quarters of fiscal 2005, North America signed new subscriptions related to approximately 7,300 units and 8,300 units, respectively, of SLES 9.

Net revenue by solution category in the EMEA segment was as follows:

	Three Months Ended			Six Months Ended
(dollars in millions)	April 30, 2005	April 30, 2004	Change	April 30, 2005	April 30, 2004	Change
Identity-based computing solutions	$22	$21	5%	$43	$43	—%
Linux and platform services solutions	40	47	(15)%	82	87	(6)%
Services	37	31	20%	70	57	22%

Total net revenue	$99	$99	—%	$195	$187	4%

Revenue in EMEA remained flat in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 and increased 4% during the first six months of fiscal 2005 compared to the same period in fiscal 2004. After adjusting for favorable foreign currency exchange rates, revenue decreased $5.5 million in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 and decreased $3.6 million in the first six months of fiscal 2005 compared to the same period in fiscal 2004. The second quarter decrease, adjusted for favorable foreign currency exchange rates, was primarily due to decreases in NetWare revenue, which decreased $6.6 million offset somewhat by increased IT consulting revenue of $4.0 million primarily from the addition of Salmon in the third quarter of fiscal 2004. The decrease in revenue during the first six months, adjusted for favorable foreign currency exchange rates, was primarily due to decreased NetWare revenue, which decreased $11.3 million offset by IT consulting revenue increases of $8.8 million primarily from the acquisition of Salmon. The European economy continues to experience weakness and IT spending continues to be constrained.

During the first and second quarters of fiscal 2005, EMEA signed new subscriptions related to approximately 12,400 units and 8,000 units, respectively, of SLES 9.

Net revenue by solution category in the Asia Pacific segment was as follows:

	Three Months Ended			Six Months Ended
(dollars in millions)	April 30, 2005	April 30, 2004	Change	April 30, 2005	April 30, 2004	Change
Identity-based computing solutions	$3	$4	(8)%	$7	$7	4%
Linux and platform services solutions	5	7	(37)%	10	14	(33)%
Services	6	4	40%	12	9	37%

Total net revenue	$14	$15	(8)%	$29	$30	(4)%

The overall decrease in Asia Pacific segment revenues for the second quarter of fiscal 2005 is primarily due to decreases in NetWare revenue of $2.5 million offset somewhat by increases in consulting revenue of $1.8 million and favorable foreign currency exchange rates. The overall decrease in Asia Pacific segment revenues for the first six months of fiscal 2005 is primarily due to decreases in NetWare revenue of $4.8 million offset somewhat by increases in consulting revenue of $3.1 million and favorable foreign currency exchange rates.

Net revenue by solution category in the Latin America segment was as follows:

	Three Months Ended			Six Months Ended
(dollars in millions)	April 30, 2005	April 30, 2004	Change	April 30, 2005	April 30, 2004	Change
Identity-based computing solutions	$1	$1	8%	$2	$2	(20)%
Linux and platform services solutions	2	2	17%	4	4	(7)%
Services	2	2	(17)%	4	5	(14)%

Total net revenue	$5	$5	—%	$10	$11	(5)%

The 5% overall decline in Latin America segment revenues for the first six months of fiscal 2005 is primarily due to poor economic conditions in Latin America, which resulted in lower IT spending.

Net revenue by solution category in the Japan segment was as follows:

	Three Months Ended			Six Months Ended
(dollars in millions)	April 30, 2005	April 30, 2004	Change	April 30, 2005	April 30, 2004	Change
Identity-based computing solutions	$—	$—	—%	$1	$1	46%
Linux and platform services solutions	6	5	36%	10	7	34%
Services	3	2	21%	5	5	15%

Total net revenue	$9	$7	30%	$16	$13	27%

The overall increase in Japan segment revenues for the second quarter and first six months of fiscal 2005 is primarily due to an increase in royalty revenue of approximately $1.6 million for the quarter and approximately $2.3 million during the first six months of fiscal 2005, and increased consulting revenue.

Net revenue in the Celerant consulting segment was as follows:

	Three Months Ended			Six Months Ended
(dollars in millions)	April 30, 2005	April 30, 2004	Change	April 30, 2005	April 30, 2004	Change
Celerant consulting	$44	$42	5%	$88	$79	11%

Celerant revenues for the second quarter and first six months of fiscal 2005 increased compared to the same periods in fiscal 2004 due to a combination of growth in the business and favorable foreign currency exchange rates. Excluding the impact of the foreign currency exchange rates, revenue increased by 1% for the second quarter of fiscal 2005 and 5% in the first six months of fiscal 2005 compared to the same periods in fiscal 2004.

Deferred revenue

Deferred revenue represents revenue that is expected to be recognized in future periods. The majority of deferred revenue relates to maintenance contracts and subscriptions and is recognized ratably over the related service periods, typically one year. At April 30, 2005, deferred revenue decreased $53 million or 14% compared to the balance at October 31, 2004. At April 30, 2005, there was approximately $16.6 million of SUSE deferred revenue included in this balance compared to approximately $17.3 million at October 31, 2004. The decrease in total deferred revenue from October 31, 2004 is due primarily to seasonably lower invoicing in the first half of fiscal 2005. The increase in the second quarter 2005 deferred revenue over the same period of fiscal 2004 is attributable to a $6.4 million increase due to favorable foreign currency exchange rates, approximately $4.7 million due to advanced invoicing of maintenance contract renewals and approximately $14.7 million to changes in our business mix, which is moving towards more maintenance and subscription contracts.

Gross profit

	Three Months Ended			Six Months Ended
(dollars in millions)	April 30, 2005	April 30, 2004	Change	April 30, 2005	April 30, 2004	Change
New software licenses gross profit	$41	$54	(24)%	$81	$104	(23)%
percentage of related revenue	89%	90%		89%	90%
Maintenance and services gross profit	$138	$133	4%	$277	$255	9%
percentage of related revenue	55%	57%		56%	57%
Total gross profit	$180	$187	(4)%	$358	$359	(1)%
percentage of revenue	61%	64%		61%	64%

The decrease in gross profit from new software licenses for the second quarter and first six months of fiscal 2005 compared to the same periods of fiscal 2004 is primarily due to decreased sales of new software licenses and competitive pricing pressure on new license sales.

The decrease in gross profit from maintenance and services as a percentage of related revenue for the second quarter and first six months of 2005 compared to the same periods of fiscal 2004 is primarily due to a shift in the mix of revenue in this category to lower margin consulting services revenue, increased royalty costs and increased amortization of intangibles associated with recent acquisitions.

Operating expenses

	Three Months Ended			Six Months Ended
(dollars in millions)	April 30, 2005	April 30, 2004	Change	April 30, 2005	April 30, 2004	Change
Sales and marketing	$98	$94	5%	$193	$176	10%
percentage of revenue	33%	32%		33%	31%
Product development	$52	$52	(1)%	$101	$102	(2)%
percentage of revenue	17%	18%		17%	18%
General and administrative	$30	$24	25%	$58	$50	16%
percentage of revenue	10%	8%		10%	9%
Restructuring expenses	$5	$5	13%	$12	$5	149%
percentage of revenue	2%	2%		2%	1%
Acquired in-process research and development	$1	$—	—%	$1	$—	—%
percentage of revenue	—%	—%		—%	—%
Gain on sale of property, plant and equipment	$—	$(2)	—%	$(2)	$(2)	(20)%
percentage of revenue	—%	1%		—%	—%
Gain on settlement of potential litigation	$—	$—	—%	$(448)	$—	—%
percentage of revenue	—%	—%		76%	—%
Total operating expenses (income)	$186	$173	8%	$(85)	$331	(126)%
percentage of revenue	63%	59%		15%	59%

Sales and marketing expenses, in total and as a percentage of revenue, for the second quarter and first six months of fiscal 2005, increased compared to the same periods in fiscal 2004 due primarily to increased marketing activities in North America and Europe and due to unfavorable foreign currency exchange rates effects of approximately $2.2 million in the second quarter of fiscal 2005 and $6 million in the first six months of fiscal 2005. In addition, during the first six months of fiscal 2005, sales and marketing expenses increased due to the inclusion of SUSE for the full period in fiscal 2005.

Product development expenses in the second quarter of fiscal 2005 remained relatively flat compared to the same period of fiscal 2004. Product development expenses during the first six months of fiscal 2005 decreased slightly compared to the same period in fiscal 2004 due to approximately $1 million of severance charges incurred in the first quarter of fiscal 2004 that were not incurred in fiscal 2005.

General and administrative expenses increased in the second quarter of fiscal 2005 compared to the same period in fiscal 2004 due primarily to the $5 million reversal of a legal accrual that happened in fiscal 2004. General and administrative expenses for the first six months of fiscal 2005 compared to the same period in fiscal 2004 increased primarily due to the legal accrual reversal, and increases in compensation and benefit costs in fiscal 2005, offset somewhat by an adjustment of bad debt allowances and other accruals of $1.2 million in the first quarter of fiscal 2005.

During the first and second quarters of fiscal 2005, we recorded restructuring expenses of $6.4 million and $5.4 million, respectively. Of the $11.8 million recorded in the first six months of fiscal 2005, $0.8 million related to an adjustment to a previously recorded merger liability, and the remaining $11 million related to fiscal 2005 restructuring expenses. These restructuring expenses were related to our continuing efforts to restructure our business to focus on Linux and identity-based computing and to re-align our Celerant consulting business in response to changing market conditions. Specific actions taken included reducing our workforce by 134 employees during the first six months of fiscal 2005, mainly in consulting, sales, and product development. Total restructuring expenses by reporting segment were as follows: North America $0.6 million, EMEA $6.4 million, Celerant $1.5 million, Latin America $0.6 million, Japan $0.2 million, and Corporate unallocated operating costs $1.7 million.

During the first quarter of fiscal 2005, we recognized a gain of $1.6 million on the sale of our facility in Lindon, Utah and a gain on a settlement with Microsoft to settle potential anti-trust litigation related to our NetWare operating system of $447.6 million, net of legal expenses of approximately $88.4 million.

During the first six months of fiscal 2005, overall operating expenses also benefited from an adjustment of approximately $1.9 million of commissions and bonus accruals. This adjustment benefited each of the operating expense lines based on the applicable headcount. This benefit was offset by increased compensation and benefit costs.

Other income (expense)

	Three Months Ended			Six Months Ended
(dollars in millions)	April 30, 2005	April 30, 2004	Change	April 30, 2005	April 30, 2004	Change
Investment income	$10	$3	219%	$20	$8	150%
percentage of revenue	3%	1%		3%	1%
Impairment of investments	$(1)	$(1)	22%	$(2)	$(2)	2%
percentage of revenue	—%	—%		—%	—%
Other expenses, net	$(2)	$(2)	(11)%	$(5)	$(3)	69%
percentage of revenue	1%	1%		1%	1%
Total other income, net	$7	$—	—%	$13	$3	338%
percentage of revenue	3%	—%		2%	1%

Novell’s long-term investments consist primarily of investments in venture capital partnerships and other direct investments in equity securities of privately-held companies. Investment income for the second quarter and first six months of fiscal 2005 increased compared to the same periods in fiscal 2004 due to interest earned on the $460 million received from the Debentures issued in the third quarter of fiscal 2004, after the related stock buy-back and issuance costs, and the $447.6 million cash received from Microsoft in connection with the favorable settlement of potential anti-trust litigation, after related legal fees.

Other expenses, net for the second quarter of fiscal 2005 remained relatively flat compared to the same period in fiscal 2004. An increase in interest expense of $1.5 million related to the issuance of senior convertible debentures in the third quarter of fiscal 2004 was offset by lower foreign currency transaction losses and minority interest. Other expenses, net for the first six months of fiscal 2005 increased primarily due to interest expense of $3 million related to the issuance of senior convertible debentures in the third quarter of fiscal 2004 and higher foreign currency transaction losses of approximately $2.3 million.

Income tax expense

	Three Months Ended			Six Months Ended
(dollars in millions)	April 30, 2005	April 30, 2004	Change	April 30, 2005	April 30, 2004	Change
Income tax expense	$17	$4	275%	$76	$11	605%
percentage of revenue	6%	2%		13%	2%
Effective tax rate	1,585%	31%		17%	35%

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. We provide for income taxes for each interim period for ‘ordinary’ income (pre-tax income excluding unusual or infrequently occurring items) based on the estimated annual effective tax rate for the year and for unusual or infrequently occurring items based on the differential in estimated annual tax with and without the unusual item. Each of these is adjusted for changes in estimates which occur during the period. The gain from the Microsoft settlement is considered an unusual and infrequently occurring item. Income tax expense for the second quarter of fiscal 2005 was $16.7 million, of which $12.1 million relates to the tax on additional forecasted taxable income in the U.S. Due to the use of a significant amount of our net operating loss carryforwards on the gain from the Microsoft settlement, the benefit received from our remaining net operating loss carryforwards used to offset the additional forecasted US taxable income is credited to goodwill and additional paid-in capital. The remaining income tax expense relates to foreign earnings. The income tax expense recorded in the second quarter of fiscal 2005 resulting from the change in forecasted U.S. earnings was credited as follows: $0.6 million to reduce goodwill related to acquired companies, $9 million to additional paid-in capital, and $2.5 million to current income taxes payable.

The effective tax rate for the full fiscal year 2004 was 23.7%. The effective tax rate for the full fiscal year 2005 will be lower than the rate for fiscal 2004 primarily as a result of the reversal of valuation allowances due to the use of net operating losses.

We continue to believe that it is more likely than not that our remaining U.S. net deferred tax assets will not be realized based on the weight of all available evidence. As a result, we have provided a full valuation reserve on our U.S. deferred tax assets. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in capital.

In connection with our acquisitions of Tally and Immunix, we recorded a $3 million deferred income tax liability resulting from the future tax consequences of the non-deductible amortization of identified intangible assets of $7.9 million in the transactions. Deferred income tax assets resulting from the tax benefit of future tax loss carryforwards of $7 million were recorded and offset by valuation allowances of $4 million and a $3 million deferred tax liability.

We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies.” The amount reflected in the consolidated balance sheet at April 30, 2005 is considered adequate.

Net income (loss) available to common stockholders

	Three Months Ended			Six Months Ended
(dollars in millions)	April 30, 2005	April 30, 2004	Change	April 30, 2005	April 30, 2004	Change
Net income	$(16)	$10	(250)%	$380	$21	1,750%
Net income (loss) available to common stockholders – basic	$(16)	$(15)	(2)%	$375	$(5)	7,230%
Net income (loss) available to common stockholders – diluted	$(16)	$(15)	(2)%	$378	$(5)	7,286%

Overall, net income was favorably impacted in the three and six months ended April 30, 2005 by approximately $2 million and $4 million, respectively, due to foreign exchange rate fluctuations.

Net loss available to common stockholders – basic and diluted for the second quarter of fiscal 2005 does not include the affects of the Series B Preferred Stock dividends and the allocation of earnings to preferred stockholders because their inclusion would be antidilutive.

Net income available to common stockholders – basic for the first six months of fiscal 2005 differs from net income due to the deduction of preferred stock dividends and earnings allocated to preferred stockholders, which are required to be deducted from net income to arrive at net income available to common stockholders. Net income available to common stockholders – diluted for the first six months of fiscal 2005 differs from net income available to common stockholders – basic due to adding back the interest expense and amortization of debt issuance costs attributable to the debentures. In computing the diluted earnings per share, it is assumed the debentures are converted into common stock at the beginning of the period, and we would therefore not incur interest expense or amortization costs related to the debentures.

Net loss available to common stockholders basic and diluted in the second quarter and first six months of fiscal 2004 differs from net income in those periods due to the preferred stock dividends, allocation of earnings to preferred stockholders and the deemed dividend related to the beneficial conversion feature of the preferred stock that are required to be deducted from net income to arrive at net loss available to common stockholders.

Liquidity and Capital Resources

(dollar amounts in millions)	April 30, 2005	October 31, 2004	Change
Cash, cash equivalents and short-term investments	$1,598	$1,211	32%
Percent of total assets	61%	53%

An overview of the significant cash flow activities for the six months ended April 30, 2005 and April 30, 2004 is as follows:

	Six Months Ended
(dollar amounts in millions)	April 30, 2005	April 30, 2004
Cash provided by operating activities, including potential litigation settlement	$427	$3
Issuance of common stock, net	13	47
Purchases of property, plant and equipment	(12)	(12)
Proceeds from the sale of property, plant and equipment	10	2
Purchase of intangible assets	(16)	—
Cash paid for acquisitions, net of cash acquired	(34)	(200)
Issuances of Series B preferred stock	—	50
Other long-term investing activities	—	(2)

Cash, cash equivalents and short-term investments increased $386.3 million or 32% from October 31, 2004 to April 30, 2005 primarily due to:

•	the receipt of $536 million in cash, $447.6 million in cash net of legal fees, related to an agreement with Microsoft to settle potential antitrust litigation related to our NetWare operating system (included in cash provided by operating activities),

•	net cash proceeds of $10.4 million from the sale of a facility in Lindon, Utah, and

•	the net issuance of $13 million of common stock from the exercise of stock options during the first six months of fiscal 2005.

These increases are offset by decreases in cash, cash equivalents and short-term investments primarily due to:

•	cash used in operations of $20.7 million,

•	expenditures for property, plant and equipment of $11.7 million,

•	cash paid for a portfolio of patents of $15.5 million, and

•	cash paid for the acquisitions of Tally and Immunix, net of cash acquired of $33.8 million.

As of April 30, 2005, we had cash, cash equivalents and other short-term investments of approximately $275.6 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, which are subject to market risk. Approximately $5.2 million of our short-term investments is restricted for deferred compensation payments, which are paid out as requested by the plan participants. Our short-term investment portfolio includes gross unrealized gains and losses of $0.5 million and $4.2 million, respectively, as of April 30, 2005. We monitor our investments and record losses when a decline in the investment’s market value is determined to be other than temporary.

We also invest excess cash in long-term investments through the Novell Venture account, Cambridge Technology Capital Fund I L.P. (“CTC I”), and directly in equity securities in privately-held companies. Investments made through the Novell Venture account and CTC I are generally in private companies, including small capitalization stocks in the high-technology industry sector, and in funds managed by venture capitalists for the promotion of our business and strategic objectives. As of April 30, 2005, we had a carrying value of $54.6 million related to investments in various venture capital funds and had commitments to contribute an additional $26.9 million to these funds, of which we estimate approximately $10.1 million could be contributed in the remainder of fiscal 2005, approximately $10.9 million in fiscal 2006, and approximately $6.0 million thereafter as requested by the fund managers. We intend to fund these investments with cash from operations and cash on hand.

We have various operating leases related to our facilities with remaining terms of more than one year. These leases have minimum annual lease commitments of $37.1 million in fiscal 2005, $30.5 million in fiscal 2006, $26.2 million in fiscal 2007, $18.9 million in fiscal 2008, $12.4 million in fiscal 2009, and $37.7 million thereafter. Furthermore, we have $29.5 million of minimum rentals to be received from subleases.

On July 2, 2004, we issued and sold $600 million aggregate principal amount of our senior convertible debentures due 2024. These debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2005. We paid $1.6 million in interest expense during the first six months of fiscal 2005.

As of April 30, 2005, we also have $25 million of Series B Preferred Stock outstanding. The preferred stock is redeemable at our option and by the holder under certain change in control circumstances.

There have been no significant changes to our contractual obligations as disclosed in our fiscal 2004 Form 10-K.

Our principal sources of liquidity continue to be from operations, cash on hand, and short-term investments. At April 30, 2005, our principal unused sources of liquidity consisted of cash and cash equivalents of $986.9 million and short-term investments in the amount of $610.9 million. During the first six months of fiscal 2005, we generated $426.9 million of cash flow from operations, including $447.6 million from the settlement of potential litigation with Microsoft. Our liquidity needs for the next twelve months are principally for financing of fixed assets, commitments to our venture capital funds and product development and to maintain flexibility in a dynamic and competitive operating environment, including the ability to pursue potential acquisition and investment opportunities. Our liquidity needs beyond the next twelve months include those mentioned previously in addition to possible redemption of our senior convertible debentures, which the holders can first require us to repurchase on July 15, 2009.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued its final standard on accounting for share-based payments, SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all companies to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments to the statement of operations over the related employee service period. SFAS No. 123(R) will be effective for us beginning with our first quarter of fiscal 2006.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and, therefore we generally recognize no compensation cost for employee stock options. The adoption of SFAS No. 123(R) will have a significant impact on our results of operations, although it is not expected to have any impact on our overall financial position. The precise impact of the adoption of SFAS No. 123(R) cannot be predicted at this time as it will depend on levels of share-based payments granted in the future. However, had SFAS No. 123(R) been adopted in prior periods, the impact would have approximated the impact of SFAS No. 123, which is described in Note Q. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

SFAS No. 123(R) allows companies to choose one of three transition methods: the modified prospective transition method without restatement, modified prospective transition method with restatement, or modified retroactive transition method. We have not yet determined which transition methodology we will use when we adopt SFAS No. 123(R).

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”). FSP No. 109-1 states that the impact of the tax deduction on qualified production activities provided by the AJCA should be accounted for as a special deduction rather than a statutory rate reduction. We do not expect the adoption of this provision to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We have no current plans to utilize the repatriation provision available under this act at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of our foreign currency exchange risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at April 30, 2005.

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

Market Risk

We also hold available-for-sale equity securities in our short-term investment portfolio. As of April 30, 2005, gross unrealized gains, before tax effect on the short-term public equity securities totaled $0.4 million. A reduction in prices of 10% of these short-term equity securities would result in approximately a $0.5 million decrease (less than 0.5%) in the fair value of our short-term investments.

In addition, we invest in equity securities issued by privately-held companies that are included in our long-term portfolio of investments, primarily for the promotion of business and strategic objectives. These investments are generally in thinly capitalized companies in the high-technology industry sector or venture capital funds. Because of the nature of these investments, we are exposed to equity price risks. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in equity prices of long-term equity securities would result in an approximate $5.6 million decrease in the fair value of our long-term securities.

Foreign Currency Risk

We use derivatives to hedge those net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the United States, impact our consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we do not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $1.9 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position at April 30, 2005. Actual results may differ materially.

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

(b)	Change in Internal Control over Financial Reporting

No change in Novell’s internal control procedures occurred during the most recent fiscal quarter that materially affects, or is reasonably likely to materially affect, internal control over financial reporting.

Part II. Other Information

Except as listed below, all information required by items in Part II is omitted because the items are inapplicable or the answer is negative.

Item 1. Legal Proceedings

The information required by this item is incorporated herein by reference to Note M of our financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4. Submission of Matters to a Vote of Security Holders

Novell’s 2004 Annual Meeting of Stockholders was held at 404 Wyman Street, Waltham, Massachusetts, on April 14, 2005 at 10:00 a.m. Out of the 378,820,726 shares of Common Stock and 500 shares of Series B Convertible Preferred Stock that were outstanding and entitled to vote at the meeting as of February 15, 2005 (the record date), a total of 310,097,543 shares of Common Stock and 500 shares of Series B Convertible Preferred Stock were present in person or represented by proxy at the meeting, representing 82.05% of the percent of the total voting power of Novell.

The following are the voting results for the items considered by stockholders:

I.	Election of Directors

Nominees:	Votes For	Votes Withheld
Albert Aiello	304,760,114	9,337,429
Fred Corrado	304,633,206	9,464,337
Richard L. Crandall	304,790,961	9,306,582
Wayne Mackie	304,785,998	9,311,545
Claudine B. Malone	295,124,016	18,973,527
Jack L. Messman	301,298,490	12,799,053
Richard L. Nolan	295,365,500	18,732,043
Thomas G. Plaskett	292,104,130	21,993,413
John W. Poduska, Sr.	290,144,587	23,952,956
James D. Robinson, III	301,883,057	12,214,486
Kathy Brittain White	304,720,675	9,376,868

II.	Ratification of Independent Registered Public Accounting Firm

Ratification of PricewaterhouseCoopers LLP as Novell’s independent registered public accounting firm for the fiscal year ending October 31, 2005 passed.

Votes For	308,846,427	98.33%
Votes Against	4,426,263	1.41%
Votes Abstaining	824,853	0.26%

III.	Performance-Based Compensation

A stockholder proposal to amend Novell’s Bylaws to provide that 50% of future equity compensation of senior executives shall be performance-based, with details of such compensation to be disclosed to stockholders, did not pass.

Votes For	65,178,419	31.17%
Votes Against	142,486,559	68.15%
Votes Abstaining	1,424,953	0.68%

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	18 U.S.C. Section 1350 Certification

32.2	18 U.S.C. Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)

Date: June 8, 2005	By:	/s/ JOSEPH S. TIBBETTS, JR.
Joseph S. Tibbetts, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)