Form 10-Q
period 2005-07-31
NOVELL INC
filed 2005-09-08
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

As of August 31, 2005 there were 381,991,103 shares of the registrant’s common stock outstanding.

NOVELL, INC.

Part I. Financial Information

Item 1. Financial Statements

NOVELL, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	July 31, 2005	October 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$985,830	$434,404
Short-term investments	618,461	777,063
Receivables (net of allowances of $15,124 and $24,396 at July 31, 2005 and October 31, 2004, respectively)	255,426	269,431
Prepaid expenses	33,399	25,190
Other current assets	25,095	28,846

Total current assets	1,918,211	1,534,934
Property, plant and equipment, net	211,729	231,468
Long-term investments	56,490	55,986
Goodwill	395,379	391,088
Intangible assets, net	61,715	48,616
Deferred income taxes	630	—
Other assets	27,098	29,456

Total assets	$2,671,252	$2,291,548

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,660	$55,956
Accrued compensation	101,195	126,612
Other accrued liabilities	96,360	98,983
Income taxes payable	52,855	37,077
Deferred revenue	365,365	374,186

Total current liabilities	664,435	692,814
Deferred income taxes	4,065	3,855
Senior convertible debentures	600,000	600,000

Total liabilities	1,268,500	1,296,669

Minority interests	6,308	6,515

Redeemable securities:
Series B preferred stock, $.10 par value, Authorized — 1,000 shares; Issued —1,000 shares; Outstanding — 500 shares at July 31, 2005 and October 31, 2004 (at redemption value)	25,000	25,000

Stockholders’ equity:
Series A preferred stock, $.10 par value, Authorized — 499,000 shares; no shares issued	—	—
Common stock, par value $.10 per share, Authorized — 600,000,000 shares; Issued — 396,723,471 and 393,061,385 shares; Outstanding — 381,544,833 and 377,874,351 shares at July 31, 2005 and October 31, 2004, respectively	39,672	39,306
Additional paid-in capital	462,889	431,102
Treasury stock, at cost — 15,178,638 and 15,187,034 shares at July 31, 2005 and October 31, 2004, respectively	(124,920)	(124,989)
Retained earnings	989,150	607,851
Accumulated other comprehensive income	7,239	16,180
Unearned stock compensation	(2,586)	(6,086)

Total stockholders’ equity	1,371,444	963,364

Total liabilities, redeemable securities, and stockholders’ equity	$2,671,252	$2,291,548

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three Months Ended
	July 31, 2005	July 31, 2004
	(unaudited)
Net revenue:
Software licenses	$45,628	$57,024
Maintenance and services	244,586	247,573

Total net revenue	290,214	304,597

Cost of revenue:
Software licenses	4,475	5,613
Maintenance and services	101,534	98,343

Total cost of revenue	106,009	103,956

Gross profit	184,205	200,641

Operating expenses:
Sales and marketing	93,464	91,660
Product development	48,655	48,390
General and administrative	31,788	28,729
Restructuring expenses	9,375	9,250

Total operating expenses	183,282	178,029

Income from operations	923	22,612

Other income (expense):
Investment income	11,515	8,128
Impairment of investments	(683)	(552)
Other expenses, net	(1,574)	(1,394)

Total other income, net	9,258	6,182

Income before income taxes	10,181	28,794
Income tax expense	8,041	5,389

Net income	$2,140	$23,405

Net income available to common stockholders – basic	$1,994	$23,216

Net income available to common stockholders – diluted	$1,910	$23,886

Weighted-average shares outstanding – basic	380,242	383,400
Weighted-average shares outstanding – diluted	385,377	414,191

Net income per share available to common stockholders – basic	$0.01	$0.06

Net income per share available to common stockholders – diluted	$0.00	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Nine Months Ended
	July 31, 2005	July 31, 2004
	(unaudited)
Net revenue:
Software licenses	$135,692	$172,043
Maintenance and services	741,701	693,217

Total net revenue	877,393	865,260

Cost of revenue:
Software licenses	13,970	16,621
Maintenance and services	321,431	288,653

Total cost of revenue	335,401	305,274

Gross profit	541,992	559,986

Operating (income) expenses:
Sales and marketing	288,420	268,534
Product development	146,832	149,161
General and administrative	90,168	79,201
Restructuring expenses	21,155	13,987
Acquired in-process research and development	480	—
Gain on sale of property, plant and equipment	(1,589)	(1,977)
Gain on settlement of potential litigation	(447,560)	—

Total operating expenses	97,906	508,906

Income from operations	444,086	51,080

Other income (expense):
Investment income	31,208	16,000
Impairment of investments	(2,613)	(2,448)
Other expenses, net	(6,847)	(4,518)

Total other income, net	21,748	9,034

Income before income taxes	465,834	60,114
Income tax expense	84,160	16,191

Net income	$381,674	$43,923

Net income available to common stockholders – basic	$377,312	$17,952

Net income available to common stockholders – diluted	$381,539	$17,952

Weighted-average shares outstanding – basic	378,573	382,678
Weighted-average shares outstanding – diluted	435,820	393,758

Net income per share available to common stockholders – basic	$1.00	$0.05

Net income per share available to common stockholders – diluted	$0.88	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Nine Months Ended
	July 31, 2005	July 31, 2004
	(unaudited)
Cash flows from operating activities
Net income	$381,674	$43,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,308	38,956
Decrease in accounts receivable allowances	(9,352)	(1,843)
Tax benefit from stock plans	16,166	—
Utilization of previously reserved acquired net operating losses	29,600	—
Gain on sale of property, plant and equipment	(1,589)	(1,977)
Impairment of investments, net of gains	1,108	2,448
Acquired in-process research and development	480	—
Changes in current assets and liabilities, excluding the effect of acquisitions:
Receivables	24,628	648
Prepaid expenses	(8,209)	(6,735)
Other current assets	3,873	269
Deferred income taxes	(630)	(17,310)
Accounts payable	(7,720)	(4,413)
Accrued liabilities	(20,949)	7,092
Deferred revenue	(9,240)	6,536

Net cash provided by operating activities	442,148	67,594

Cash flows from financing activities
Issuance of senior convertible debentures	—	600,000
Payment of issuance costs on senior convertible debentures	—	(14,850)
Issuance of Series B preferred stock	—	50,000
Payment of cash dividends on Series B preferred stock	(375)	(291)
Issuance of common stock, net	16,035	47,983
Repurchases of common stock, held in treasury	—	(125,000)

Net cash provided by financing activities	15,660	557,842

Cash flows from investing activities
Purchases of property, plant and equipment	(20,168)	(19,524)
Proceeds from the sale of property, plant and equipment	10,421	2,140
Purchases of short-term investments	(798,735)	(663,679)
Maturities of short-term investments	287,614	127,069
Sales of short-term investments	664,913	343,096
Cash paid for acquisitions of Tally Systems and Immunix, net of cash acquired	(33,829)	—
Cash paid for acquisitions of SUSE and Salmon, net of cash acquired	—	(205,620)
Purchase of intangible assets	(15,500)	—
Proceeds from the sale of long-term investments	2,405	—
Other	(3,503)	(2,212)

Net cash provided by (used in) investing activities	93,618	(418,730)

Total increase in cash and cash equivalents	551,426	206,706
Cash and cash equivalents — beginning of period	434,404	366,932

Cash and cash equivalents — end of period	$985,830	$573,638

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2005

A. Quarterly Financial Statements

The interim consolidated financial statements as of July 31, 2005 and for the three and nine months ended July 31, 2005 and 2004 were prepared by Novell, Inc. (“Novell”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our fiscal 2004 Annual Report on Form 10-K. These financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of the financial condition and results of operations as of and for these interim periods. The interim operating results are not necessarily indicative of the results for a full year.

Reclassifications

Certain amounts reported in prior years have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on net income and net income per share available to common stockholders.

B. Acquisitions

Tally Systems Corp.

On April 1, 2005, we acquired a 100% interest in Tally Systems Corp. (“Tally”), a privately-held company headquartered in Lebanon, New Hampshire. Tally provides automated PC hardware and software recognition products and services used by customers to manage hardware and software assets. This acquisition enables us to enhance our current ZENworks product offerings. The purchase price was approximately $17.3 million in cash, plus estimated transaction costs of $0.4 million and excess facility costs of $4.5 million recorded as an acquisition liability. In addition, as a part of the acquisition, we set up a bonus pool of $0.5 million for Tally employees who satisfy certain criteria. Any bonus payments out of this pool will be expensed as they are earned.

Tally’s results of operations were included in the consolidated financial statements beginning on the acquisition date.

The purchase price was allocated as follows:

	Estimated Fair Value	Estimated Useful Life
	(In thousands)
Fair value of net tangible assets acquired	$587	N/A
Identifiable intangible assets:
Developed technology	3,200	4 years
Contractual relationships	1,700	3 years
Customer relationships	280	3 years
Internal use software	90	3 years
Goodwill	16,308	Indefinite

Total net assets acquired	$22,165

    The purchase price was allocated to the tangible and identifiable intangible assets and the excess of the total purchase price over the amounts assigned was recorded as goodwill. We estimated the fair values of the intangible assets. Developed technology, contractual relationships, customer relationships and internal use software are being amortized over their estimated useful lives. Goodwill is not amortized but is periodically evaluated for impairment.

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

    The valuation of contractual relationships in the amount of $1.7 million, which relates to a contract with an original equipment manufacturer reseller in Europe, was determined based on estimated discounted future cash flow to be received as a result of the relationship.

    Goodwill from the acquisition resulted from our belief that the asset management products developed by Tally are a valuable addition to our ZENworks product line and will help us remain competitive in the hardware and software management products market. The goodwill from the Tally acquisition was allocated to our geographic operating segments (see Note F).

Immunix, Inc.

    On April 27, 2005, we acquired a 100% interest in Immunix, Inc. (“Immunix”), a privately-held company headquartered in Portland, Oregon, which provides enterprise class, host intrusion prevention solutions for the Linux platform. This acquisition enables us to expand security offerings on the Linux platform. The purchase price was approximately $17.3 million in cash, plus estimated transaction costs of $0.4 million. In addition, as a part of the acquisition, we set up a bonus pool of $0.4 million for Immunix employees who satisfy certain criteria. Any bonus payments out of this pool will be expensed as they are earned.

    The purchase price was allocated as follows:

	Estimated Fair Value	Estimated Useful Life
	(In thousands)
Fair value of net tangible liabilities assumed	$(112)	N/A
In-process research and development	480	N/A
Identifiable intangible assets:
Developed technology	2,400	3 years
Trademarks/trade names	120	3 years
Customer relationships	80	1 year
Internal use software	10	3 years
Goodwill	14,676	Indefinite

Total net assets acquired	$17,654

The purchase price was allocated to the tangible and identifiable intangible assets and the excess of the total purchase price over the amounts assigned was recorded as goodwill. We estimated the fair values of the intangible assets. Developed technology, trademark/trade names, customer relationships and internal use software are being amortized over their estimated useful lives. Goodwill is not amortized but is periodically evaluated for impairment.

Net tangible liabilities of Immunix consisted mainly of accounts payable and other liabilities reduced by cash and cash equivalents, accounts receivable, and fixed assets.

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

Developed technology relates to Immunix products that are commercially available and can be combined with Novell products and services. Discounted expected future cash flows attributable to the products was used to determine the value of developed technology. This resulted in a valuation of approximately $2.4 million related to developed technology which had reached technological feasibility.

Goodwill from the acquisition resulted from our belief that the Linux platform security products developed by Immunix are a valuable addition to our Linux offerings and will help us remain competitive in the Linux market and increase our Linux revenue. The goodwill from the Immunix acquisition was allocated to our geographic operating segments (see Note F).

If the Tally and Immunix acquisitions had occurred on November 1, 2003, the unaudited pro forma results of operations for the three and nine months ended July 31, 2005 and 2004 would have been:

	Three months ended		Nine months ended
(amounts in thousands)	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Revenue	$290,214	$306,046	$880,459	$870,640
Net income available to common stockholders – diluted	$1,910	$23,038	$379,429	$15,883
Net income per share available to common stockholders – diluted	$0.00	$0.06	$0.88	$0.05

C. Settlement of Potential Litigation

On November 8, 2004, we entered into an agreement with Microsoft Corporation (“Microsoft”) to settle potential antitrust litigation related to our NetWare operating system in exchange for $536.0 million in cash. On November 18, 2004, we received $536.0 million in cash from Microsoft. The financial terms of the settlement agreement, net of related legal fees of approximately $88.4 million, resulted in a pre-tax gain of approximately $447.6 million in the first quarter of fiscal 2005.

D. Cash, Cash Equivalents, and Short-Term Investments

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

All marketable debt and equity securities that are included in cash, cash equivalents, and short-term investments are considered available-for-sale and are carried at fair value. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income, net of tax, after considering any applicable tax valuation allowances. Fair values are based on quoted market prices where available. If quoted market prices are not available, we use third-party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. Gross unrealized gains and gross unrealized losses at July 31, 2005 were $0.9 million and $5.5 million, respectively. Gross unrealized gains and gross unrealized losses at October 31, 2004 were $1.1 million and $1.0 million, respectively. At July 31, 2005, substantially all of the investments with gross unrealized losses had been in a continuous unrealized loss position for less than 12 months. When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in investment income in the consolidated statements of operations.

Realized gains and losses on short-term investments were as follows:

	Three months ended		Nine months ended
(amounts in thousands)	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Realized gains	$60	$186	$445	$1,622
Realized losses	(235)	(168)	(793)	(455)

We did not record any impairment losses on short-term investments during the first nine months of fiscal 2005 or fiscal 2004.

E. Long-Term Investments

At July 31, 2005, long-term investments primarily consisted of investments made in venture capital partnerships and other direct investments in equity securities of privately-held companies. Long-term investments are accounted for initially at cost and written down to fair value when indicators of impairment are deemed to be other than temporary.

We routinely review our long-term investments for impairment. To assess impairment, we analyze forecasted financial performance of the investees, the liquidation preference value of the stock we hold, and our estimate of the potential for investment recovery based on all these factors. During the third quarters of fiscal 2005 and 2004, we recognized impairment losses on long-term investments totaling $0.7 million and $0.6 million, respectively. During the first nine months of fiscal 2005 and 2004, we recognized impairment losses on long-term investments totaling $2.6 million and $2.4 million, respectively. During the third quarter and first nine months of fiscal 2005, we recognized a gain of $1.5 million and $1.9 million, respectively, from the sale of long-term investments. During the third quarter and first nine months of fiscal 2004, we recognized gains of $0.1 million and $1.5 million, respectively, from the sale of long-term investments.

F. Goodwill and Intangible Assets

Goodwill

The following is a summary of goodwill as of the dates shown resulting from the indicated acquisitions:

(amounts in thousands)	July 31, 2005	October 31, 2004
SUSE	$176,963	$176,963
SilverStream	112,622	124,622
Ximian	33,852	34,855
Cambridge Technology Partners	25,903	42,500
Tally	16,308	—
Immunix	14,676	—
Salmon	6,016	3,109
Other technology companies	9,039	9,039

Total goodwill	$395,379	$391,088

Goodwill is allocated to our reporting segments as follows:

(amounts in thousands)	North America	EMEA	Asia Pacific	Latin America	Japan	Celerant Consulting	Total
Balance as of October 31, 2004	$175,548	$141,380	$20,524	$5,268	$5,868	$42,500	$391,088
Acquisition of Tally	8,857	6,196	959	265	31	—	16,308
Acquisition of Immunix	7,789	5,680	876	275	56	—	14,676
Adjustments	(6,407)	(2,899)	(644)	(97)	(49)	(16,597)	(26,693)

Balance as of July 31, 2005	$185,787	$150,357	$21,715	$5,711	$5,906	$25,903	$395,379

Adjustments to goodwill during fiscal 2005 include an adjustment of approximately $29.6 million, attributable to SilverStream, Cambridge Technology Partners (Celerant Consulting), and Ximian, related to the reversal of deferred tax asset valuation allowances attributable to acquired net operating loss carryforwards that were utilized by income generated in the first quarter, mainly from the Microsoft settlement. Goodwill was reduced for this adjustment because a portion of it related to the valuation allowances on acquired net operating losses that were established during the allocation of the purchase price for each of these acquisitions. Adjustments to goodwill also included an increase to Salmon goodwill of approximately $2.9 million, related to purchase price adjustments for a contingent earn-out payment which was earned in the third quarter of fiscal 2005, an adjustment to merger liabilities for employee bonuses and the related taxes and foreign exchange rate adjustments.

Intangible Assets

The following is a summary of identifiable intangible assets, net of accumulated amortization:

(amounts in thousands)	July 31, 2005	October 31, 2004
Trademarks/trade names	$26,231	$26,121
Patents	14,495	—
Customer/contractual relationships	10,585	13,570
Developed technology	7,198	4,203
Internal use software	2,948	4,340
Non-compete agreement	258	382

Total identifiable intangible assets	$61,715	$48,616

During the first quarter of fiscal 2005, we acquired a portfolio of patents and patent applications for $15.5 million. These patents and patent applications were purchased to enhance our portfolio of intellectual property, and we believe they will strengthen our ability to defend against those who might assert patent claims against open source products marketed and supported by Novell, consistent with our publicly disclosed policy.

Approximately $26.1 million of our trademarks and trade names have indefinite lives and are not amortized but are periodically evaluated for impairment. The remaining $0.1 million of our trademarks and trade names are amortized over three years. Patents are amortized over ten years. Customer/contractual relationships, internal use software and non-compete agreements are amortized over one to three years. Developed technology is amortized over three to four years. Amortization of intangible assets for the third quarter of fiscal 2005 and 2004 was $3.9 million and $2.6 million, respectively. Amortization of intangible assets for the first nine months of fiscal 2005 and 2004 was $10.3 million and $6.8 million, respectively. Accumulated amortization was $25.8 million and $16.3 million at July 31, 2005 and 2004, respectively. Amortization of intangibles is estimated to be approximately $3.6 million for the fourth quarter of fiscal 2005, $13.2 million in fiscal 2006, $6.1 million in fiscal 2007, $3.1 million in fiscal 2008 and $2.0 million in fiscal 2009.

G. Income Taxes

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. We provide for income taxes for each interim period for ‘ordinary’ income (pre-tax income excluding unusual or infrequently occurring discrete items) based on the estimated annual effective tax rate for the year and for the discrete items based on the difference in estimated annual tax with and without those items. Each of these is adjusted for changes in estimates which occur during the period. The gain from the Microsoft settlement in the first quarter of fiscal 2005 is considered a discrete item. Income tax expense for the third quarter of fiscal 2005 was $8.0 million, of which $2.9 million relates to tax on additional forecasted taxable income in the United States. Due to the utilization of a significant amount of our net operating loss carryforwards on the gain from the Microsoft settlement, the benefit received from our remaining net operating loss carryforwards used to offset the additional forecasted U.S. taxable income is credited to additional paid-in capital. Therefore, the $2.9 million income tax expense recorded in the third quarter of fiscal 2005 resulting from the change in forecasted U.S. earnings was credited to additional paid-in capital. The remaining income tax expense of $5.1 million primarily relates to foreign earnings.

Income tax expense for the first nine months of fiscal 2005 was $84.2 million, of which approximately $72.4 million primarily relates to the Microsoft settlement income and approximately $11.8 million primarily relates to foreign earnings.

The effective tax rate for the full fiscal year 2004 was 23.7%. The effective tax rate for the full fiscal year 2005 will be lower than the rate for fiscal 2004 primarily due to the use of net operating losses.

We continue to believe that it is more likely than not that our remaining U.S. net deferred tax assets will not be realized based on the weight of all available evidence. As a result, we have provided a full valuation reserve on our U.S. net deferred tax assets. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in-capital.

We paid cash for income taxes of $4.5 million and $17.4 million in the third quarter and first nine months of fiscal 2005, respectively. We paid cash for income taxes of $1.3 million and $5.3 million during the same periods of fiscal 2004. We continue to evaluate our tax reserves under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The amount reflected in the consolidated balance sheet at July 31, 2005 is considered adequate.

H. Line of Credit

We have a $25 million bank line of credit for the issuance of standby letters of credit. At July 31, 2005, there were standby letters of credit of $17.7 million outstanding under this line, all of which are collateralized by cash. The bank line expires on April 1, 2006. The bank line is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. We were in compliance with all financial covenants relating to this line of credit as of July 31, 2005. In addition, at July 31, 2005, we had outstanding letters of credit of an insignificant amount at other banks.

I. Restructuring Expenses

During the third quarter and first nine months of fiscal 2005, we recorded restructuring expenses of $9.4 million and $21.2 million, respectively. Of the $21.2 million recorded in the first nine months of fiscal 2005, $0.7 million related to adjustments to previously recorded merger liabilities, and the remaining $20.5 million related to restructuring activity recognized during fiscal 2005. These restructuring expenses related to our continuing efforts to restructure our business to focus on Linux and identity-driven computing and to re-align our Celerant consulting business in response to changing market conditions. Specific actions taken included reducing our workforce by 267 employees during the first nine months of fiscal 2005, mainly in consulting, sales, and product development. Total restructuring expenses recorded in the first nine months of fiscal 2005 by reporting segment were as follows: North America $0.6 million, EMEA $15.2 million, Celerant $1.5 million, Latin America $1.1 million, Japan $0.2 million, and corporate unallocated operating costs $1.9 million.

Our restructuring activities in previous periods are disclosed in detail in our Annual Report on Form 10-K for the fiscal year 2004. The following table summarizes the restructuring reserve balance and activity during the first nine months of fiscal 2005:

(amounts in thousands)	Fiscal 2005 Restructurings	Fiscal 2004 Restructurings	Fiscal 2003 Restructuring	Fiscal 2002 Restructuring	Fiscal 2001 Restructurings	Total
Balance at October 31, 2004:
Workforce reductions	$—	$4,658	$293	$—	$—	$4,951
Excess facilities, property and equipment	—	2,507	2,523	3,523	1,757	10,310
Other restructuring-related costs	—	—	1,842	1,076	280	3,198

Total restructuring reserve balance	—	7,165	4,658	4,599	2,037	18,459

Restructuring expenses:
Workforce reductions	19,458	—	—	—	—	19,458
Excess facilities, property and equipment	585	—	—	—	—	585
Other restructuring-related costs	1,265	—	—	—	—	1,265

Total restructuring expenses	21,308	—	—	—	—	21,308

Adjustments:
Workforce reductions	—	(825)	(218)	—	—	(1,043)
Excess facilities, property and equipment	—	59	2,368	1,047	(622)	2,852
Other restructuring-related costs	—	—	(1,826)	(777)	(15)	(2,618)

Total adjustments	—	(766)	324	270	(637)	(809)

Payments:
Workforce reductions	(9,431)	(2,312)	(75)	—	—	(11,818)
Excess facilities, property and equipment	(33)	(1,060)	(1,195)	(920)	(676)	(3,884)
Other restructuring-related costs	(167)	—	(6)	(260)	(6)	(439)

Total payments	(9,631)	(3,372)	(1,276)	(1,180)	(682)	(16,141)

Balance at July 31, 2005:
Workforce reductions	10,027	1,521	—	—	—	11,548
Excess facilities, property and equipment	552	1,506	3,696	3,650	459	9,863
Other restructuring-related costs	1,098	—	10	39	259	1,406

Total restructuring reserve balance	$11,677	$3,027	$3,706	$3,689	$718	$22,817

The following table summarizes the merger liabilities balance and activity during the first nine months of fiscal 2005:

(amounts in thousands)	Balance at October 31, 2004	Additions from acquisitions	Additional expense	Payments/ adjustments	Balance at July 31, 2005
Facilities related	$13,314	$4,372	$649	$(4,620)	$13,715
Employee related	—	363	—	(113)	250
Other	—	444	—	(322)	122

Total merger liabilities	$13,314	$5,179	$649	$(5,055)	$14,087

As of July 31, 2005, the remaining unpaid balances include accrued liabilities related to severance benefits which will be paid out over the remaining severance obligation period, lease costs for redundant facilities which will be paid over the respective remaining contract terms, and various employee-related severance costs which will be primarily paid over the next twelve months.

J. Senior Convertible Debentures

On July 2, 2004, we issued and sold $600.0 million aggregate principal amount of our senior convertible debentures (“Debentures”) due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2005. During the third quarter of fiscal 2005, we incurred interest expense of $0.8 million. During the first nine months of fiscal 2005, we incurred interest expense of $2.3 million related to the Debentures and made cash payments for interest of $3.1 million.

In connection with the issuance of the Debentures, we incurred $14.9 million of issuance costs, which primarily consisted of investment banker, legal and other professional fees. These costs are classified within Other Assets and are being amortized as interest expense using the effective interest method over the term from issuance through the date that the holders can first require repurchase of the Debentures (July 15, 2009). Amortization expense related to the issuance costs was $0.7 million and $2.2 million for the third quarter and first nine months of fiscal 2005, respectively.

K. Guarantees

We have provided a guarantee to a foreign taxing authority in the amount of $2.4 million related to a foreign tax audit. It is expected that the term of the foreign tax audit guarantee will continue until the conclusion of the audit. In addition, we have provided a guarantee to a customer for the performance of one of our foreign subsidiaries on a maintenance contract in the amount of $0.4 million. At July 31, 2005, we had $2.4 million accrued for these guarantees. We have also provided other guarantees of insignificant amounts for various purposes.

Like most software vendors, we are party to a variety of agreements, primarily with customers, resellers, distributors, and independent hardware and software vendors (generally, “customers”), pursuant to which we may be obligated to indemnify the customer against third party allegations of intellectual property infringement resulting from the customer’s use of our offerings or distribution of our software, either of which may include proprietary and/or open source materials. In such circumstances, the customer must satisfy specified conditions to qualify for indemnification. Our obligations under these agreements may be limited in terms of time and/or amount, and in some instances we may have recourse against third parties.

It is not possible to predict the maximum potential amount of future payments under these guarantees and indemnifications or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. To date, we have not been required to make any payment guarantees and indemnifications. We do not record a liability for potential litigation claims related to indemnification agreements with our customers unless and until we conclude the likelihood of a material obligation is probable and estimable.

L. Commitments and Contingencies

As of July 31, 2005, we had a carrying value of $54.8 million related to long-term investments in various venture capital funds and had commitments to contribute an additional $22.7 million to these funds at times and amounts as requested by the fund managers.

M. Legal Proceedings

In November 2004, we filed suit against Microsoft in the U.S. District Court, District of Utah. We are seeking treble damages under the Clayton Act, plus interest, in an amount to be determined at trial based on claims that Microsoft eliminated competition in the office productivity software market during the time that we owned the WordPerfect word-processing application and the Quattro Pro spreadsheet application. Among other claims, we allege that Microsoft withheld certain critical technical information about Windows from us, thereby impairing our ability to develop new versions of WordPerfect and other office productivity applications, and that Microsoft integrated certain technologies into Windows designed to exclude WordPerfect and other Novell applications from relevant markets. In addition, we allege that Microsoft used its monopoly power to prevent original equipment manufacturers from offering WordPerfect and other applications to customers. On June 10, 2005, Microsoft’s motion to dismiss the complaint was granted in part and denied in part. Thereafter, Microsoft asked that the Court’s decision be certified for interlocutory appeal to the United States Fourth Circuit Court of Appeals. The Court granted this request on August 19, 2005 and it is now up to the Fourth Circuit Court whether it will consider an appeal at this time. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations, or cash flows.

In January 2004, the SCO Group, Inc. (“SCO”) filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. We removed the claim to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare have harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. The District Court dismissed the original complaint, but allowed SCO an opportunity to file an amended complaint, which SCO did in July

2004. As with the original complaint, SCO is again seeking to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights and to cause us to pay actual, special and punitive damages in an amount to be proven at trial. On June 27, 2005, our motion to dismiss SCO’s amended complaint was denied. On July 29, 2005 we filed an answer to the complaint setting forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. We believe that we have meritorious defenses to SCO’s claims and meritorious support for our counterclaims. Accordingly, we intend to vigorously pursue Novell’s claims while defending against the allegations in SCO’s complaint. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

SilverStream, which we acquired in July 2002, and several of its former officers and directors, as well as the underwriters who handled SilverStream’s two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Act, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of the issuers, including SilverStream. A Consolidated Amended Complaint with respect to all of these companies was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the Court. While we believe that SilverStream and its former officers and directors have meritorious defenses to the claims, a tentative settlement has been reached between many of the defendants and the plaintiffs, which contemplates a settlement of the claims including the ones against SilverStream and its former directors and officers. The settlement agreement, however, has not been finally approved by the Court. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

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

We evaluate the adequacy of our legal reserves on a quarterly basis. We are currently party to various legal proceedings and claims including former employees, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our financial position, results of operations or cash flows.

N. Redeemable Preferred Stock

On March 23, 2004, we entered into a definitive agreement with International Business Machines Corporation (“IBM”) in connection with IBM’s previously announced $50 million investment in Novell. Under the agreement, IBM purchased 1,000 shares of our Series B redeemable preferred stock (“Series B Preferred Stock”). Each share of Series B Preferred Stock is convertible at a rate of 8,000 shares of our common stock for every share of Series B Preferred Stock, which represents a conversion price of $6.25 per common share. Because the fair value of Novell’s common stock of $9.46 per share on March 23, 2004 was greater than the conversion price of $6.25 per share, we recorded a one-time, non-cash deemed dividend of $25.7 million pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” in the second quarter of fiscal 2004. This had no impact on net income, but did reduce net income available to common stockholders and thus reduced basic and diluted net income per share available to common stockholders during the first nine months of fiscal 2004.

On June 17, 2004, IBM converted 500 shares of Series B Preferred Stock into four million shares of common stock.

The Series B Preferred Stock is entitled to a dividend of 2% of the redemption value per annum, payable quarterly in cash. Dividends on the Series B Preferred Stock during the third quarter and first nine months of fiscal 2005 amounted to $0.1 million and $0.4 million, respectively. Cash payments for dividends of $0.4 million were made during the first nine months of fiscal 2005.

O. Net Income Per Share Available to Common Stockholders

Basic and diluted net income per share available to common stockholders is presented in conformity with SFAS No. 128, “Earnings per Share” and the related interpretation of the EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” Basic net income per share available to common stockholders is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Net income available to common stockholders excludes accumulated preferred stock dividends and earnings allocated to participating preferred stockholders. Diluted net income available to common stockholders excludes the minority interest share of net income on a diluted basis. Common stock equivalents include stock options, unvested restricted stock and, in certain circumstances, convertible securities such as our Debentures and Series B Preferred Stock. Diluted net income per share assumes the conversion of the Series B Preferred Stock and Debentures using the “if converted” method, if dilutive, and includes the dilutive effect of stock options under the treasury stock method.

The following table reconciles the numerators and denominators of the net income per share calculation for the third quarters of fiscal 2005 and 2004:

	Three Months Ended
(amounts in thousands, except per share data)	July 31, 2005	July 31, 2004
Basic net income per share computation:
Net income	$2,140	$23,405
Dividends on Series B Preferred Stock	(125)	(189)
Allocation of earnings to Series B Preferred stockholders	(21)	—

Net income available to common stockholders	$1,994	$23,216

Weighted-average common shares outstanding	380,242	383,400

Basic net income per share available to common stockholders	$0.01	$0.06

Diluted net income per share computation:
Net income	$2,140	$23,405
Dividends on Series B Preferred Stock	(125)	—
Allocation of earnings to Series B Preferred stockholders	(21)	—
Minority interest in diluted net income	(84)	—
Interest expense on the Debentures	—	242
Amortization of issuance costs on the Debentures	—	239

Net income available to common stockholders	$1,910	$23,886

Weighted-average common shares outstanding	380,242	383,400
Incremental shares attributable to the assumed exercise of outstanding options and restricted stock	5,135	8,289
Incremental shares attributable to the assumed conversion of Debentures	—	16,415
Incremental shares attributable to the assumed conversion of Series B Preferred Stock	—	6,087

Total adjusted weighted average common shares	385,377	414,191

Diluted net income per share available to common stockholders	$0.00	$0.06

The four million shares of common stock attributable to the assumed conversion of outstanding Series B Preferred Stock and the incremental shares attributable to the 52 million shares attributable to the assumed conversion of outstanding Debentures were not included in the calculation of diluted net income per share in the third quarter of fiscal 2005 as their effects were antidilutive. Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out of the money”) at July 31, 2005 were also not included in the calculation of diluted net income per share as their effect would have been antidilutive. Out of the money options for the third quarter of fiscal 2005 totaled 24,393,110.

The following table reconciles the numerators and denominators of the net income per share calculation for the nine months ended July 31, 2005 and 2004:

	Nine Months Ended
(amounts in thousands, except per share data)	July 31, 2005	July 31, 2004
Basic net income per share computation:
Net income	$381,674	$43,923
Dividends on Series B Preferred Stock	(375)	(291)
Allocation of earnings to Series B Preferred stockholders	(3,987)	—
Beneficial conversion feature dividend on Series B Preferred Stock	—	(25,680)

Net income available to common stockholders	$377,312	$17,952

Weighted-average common shares outstanding	378,573	382,678

Basic net income per share available to common stockholders	$1.00	$0.05

Diluted net income per share computation:
Net income	$381,674	$43,923
Dividends on Series B Preferred Stock	(375)	(291)
Allocation of earnings to Series B Preferred stockholders	(3,987)	—
Minority interest in diluted net income	(252)	—
Beneficial conversion feature dividend on Series B Preferred Stock	—	(25,680)
Interest expense on the Debentures	2,250	—
Amortization of issuance costs on the Debentures	2,229	—

Net income available to common stockholders	$381,539	$17,952

Weighted-average common shares outstanding	378,573	382,678
Incremental shares attributable to the assumed exercise of outstanding options and unvested restricted stock	5,173	11,080
Incremental shares attributable to the assumed conversion of Debentures	52,074	—

Total adjusted weighted average common shares	435,820	393,758

Diluted net income per share available to common stockholders	$0.88	$0.05

The four million shares of common stock attributable to the assumed conversion of outstanding Series B Preferred Stock were not included in the calculation of diluted net income per share in the first nine months of fiscal 2005 and 2004 as their effect was antidilutive. Incremental shares attributable to the assumed conversion of the Debentures were excluded from the fiscal 2004 calculation of diluted net loss per share as their effect was antidilutive. Incremental shares attributable to out of the money options at July 31, 2005 were also not included in the calculation of diluted net income per share as their effect would have been antidilutive.

P. Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Net income	$2,140	$23,405	$381,674	$43,923
Change in net unrealized loss on investments	(984)	(480)	(4,810)	(2,685)
Change in minimum pension liability	183	(41)	573	(1,522)
Change in cumulative translation adjustments	(13,191)	3,016	(4,704)	6,379

Comprehensive income (loss)	$(11,852)	$25,900	$372,733	$46,095

The components of accumulated other comprehensive income, net of related tax, are as follows:

(amounts in thousands)	July 31, 2005	October 31, 2004
Net unrealized gain (loss) on investment	$(4,663)	$147
Net accumulated minimum pension liability	(683)	(1,256)
Net cumulative translation adjustment	12,585	17,289

Accumulated other comprehensive income	$7,239	$16,180

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

At July 31, 2005, we had authorized several stock-based compensation plans. Under these plans, options to purchase shares of our common stock can be granted to employees, consultants, and outside directors. We generally grant employees stock options at an exercise price equal to the fair market value of our common stock on the date of grant. Thus, in accordance with the intrinsic value method, no compensation expense (except compensation expense related to restricted stock purchase rights, restricted units, below-market option grants, and grants to non-employees) has been recognized for our stock-based compensation.

If compensation expense for our stock option and other equity plans had been determined based on the fair value of the stock grants, in accordance with SFAS No. 123, our net income (loss) and net income (loss) per share would have been the pro forma amounts indicated in the following table:

	Three Months Ended		Nine Months Ended
(amounts in thousands, except per share data)	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004

Net income as reported	$2,140	$23,405	$381,674	$43,923
Less: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(10,841)	(13,949)	(36,060)	(38,628)
Add: total stock-based compensation expense recorded in the statements of operations	728	1,294	2,139	3,781

Pro forma net income (loss)	$(7,973)	$10,750	$347,753	$9,076

Net income (loss) per share available to common stockholders:
As reported – basic	$0.01	$0.06	$1.00	$0.05
Pro forma – basic	$(0.02)	$0.03	$0.91	$(0.04)
As reported – diluted	$0.00	$0.06	$0.88	$0.05
Pro forma – diluted	$(0.02)	$0.03	$0.80	$(0.04)

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the third quarters of fiscal 2005 and 2004: a risk-free interest rate of approximately 3.76% and 3.91%, respectively; a dividend yield of 0% for both quarters; a weighted-average expected life of 3.94 years and 4.73 years, respectively; and a volatility factor of the expected market price of our common stock of 0.49 and 0.73, respectively. The weighted average fair value of options granted in the third quarters of fiscal 2005 and 2004 was $2.65 and $5.69, respectively.

The following weighted average assumptions were used for grants in the first nine months of fiscal 2005 and 2004: a risk-free interest rate of approximately 3.89% and 2.75%, respectively; a dividend yield of 0% for both periods; a weighted-average expected life of 4.45 years and 3.72 years, respectively; and a volatility factor of the expected market price of our common stock of 0.57 and 0.77, respectively. The weighted average fair value of options granted in the first nine months of fiscal 2005 and fiscal 2004 was $3.01 and $5.66, respectively.

The employee stock purchase plan was suspended in April 2005: therefore no pro forma amounts are included in the third quarter of fiscal 2005.

The following assumptions were used for employee stock purchase rights under the employee stock purchase plan for shares that were issued in the first nine months of fiscal 2005 and 2004: a risk-free interest rate of approximately 1.71% and 1.07%, respectively; a dividend yield of 0% for both periods; a weighted-average expected life of six months for both periods; and a volatility factor of the expected market price of our common stock of 0.74 and 0.77, respectively. The weighted average fair value of the purchase rights issued in the first nine months of fiscal 2005 and 2004 was $2.50 and $2.88, respectively.

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

All geographic segments sell our software and services. These offerings are sold in the United States directly and through original equipment manufacturers, resellers, and distributor channels, and internationally directly and through original equipment manufacturers and distributors who sell to dealers and end users. Operating results by segment are as follows:

	Three Months Ended
	July 31, 2005		July 31, 2004
(amounts in thousands)	Net revenue	Operating income (loss)	Net revenue	Operating income (loss)
North America	$129,886	$66,174	$141,078	$82,611
EMEA	92,633	28,392	92,209	30,184
Asia Pacific	17,019	4,475	16,082	6,141
Latin America	5,590	628	4,539	(81)
Japan	7,254	2,459	6,933	1,724
Common unallocated operating costs	—	(102,981)	—	(101,611)

Total geographic segments	252,382	(853)	260,841	18,968
Celerant consulting	37,832	1,776	43,756	3,644

Total per statements of operations	$290,214	$923	$304,597	$22,612

	Nine Months Ended
	July 31, 2005		July 31, 2004
(amounts in thousands)	Net revenue	Operating income	Net revenue	Operating income (loss)
North America	$378,869	$195,888	$381,657	$210,493
EMEA	287,227	73,998	279,072	94,465
Asia Pacific	45,871	8,777	46,293	15,196
Latin America	16,155	770	15,690	1,285
Japan	23,483	8,576	19,666	3,831
Common unallocated operating income (costs)	—	146,904	—	(286,739)

Total geographic segments	751,605	434,913	742,378	38,531
Celerant consulting	125,788	9,173	122,882	12,549

Total per statements of operations	$877,393	$444,086	$865,260	$51,080

Common unallocated operating income (costs) include corporate services common to all geographic segments such as corporate sales and marketing, product development, corporate general and administrative costs, and corporate infrastructure costs. In addition, common unallocated operating income (costs) in the first nine months of fiscal 2005 also includes a $447.6 million net gain on settlement of potential litigation with Microsoft. For management reporting purposes, Celerant consulting does not receive an allocation for these corporate services.

In addition to reviewing geographic and Celerant consulting segment results, our Chief Executive Officer and chief decision makers review net revenue by solution category. These solution categories are:

•	Identity-driven computing solutions — services that help customers with their identity management, data integrity and security issues. Major products include Identity Manager, ZENworks(R), eDirectory, web services, BorderManager, Secure Login, and iChain.

•	Linux and platform services solutions — solutions that offer an effective and open approach to networking and collaboration services, including file, print, messaging, scheduling, and workspace while using a cross-platform approach. Major products include Open Enterprise Server, SUSE LINUX Enterprise Server, NetWare(R), GroupWise(R), SUSE LINUX Professional, Novell Linux Desktop, Small Business Suite, Cluster Services, and Novell iFolder.

•	Global services and support — comprehensive worldwide IT consulting, training, and support services that apply business solutions to our customers’ business situations, providing the business knowledge and technical expertise to help our customers implement our identity-driven computing and Linux and platform solutions.

•	Celerant consulting — operational strategy and implementation consulting services offered to a wide range of customers across various sectors, worldwide.

Net revenue by solution category and Celerant consulting are as follows:

	Three Months Ended		Nine Months Ended
(amounts in thousands)	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Identity-driven computing solutions	$60,278	$58,224	$174,161	$163,982
Linux and platform services solutions	106,978	127,673	324,505	356,237

Total software licenses and maintenance	167,256	185,897	498,666	520,219
Global services and support	85,126	74,944	252,939	222,159

Total IT software and solutions	252,382	260,841	751,605	742,378
Celerant consulting	37,832	43,756	125,788	122,882

Total net revenue	$290,214	$304,597	$877,393	$865,260

For the third quarters of fiscal 2005 and 2004, revenues in the United States were $126.5 million and $144.5 million, respectively. Revenues in the United States in fiscal 2004 included $13.5 million of royalty revenue related to a legal judgment against The Canopy Group, Inc. (“Canopy”). Revenues from customers outside the United States were $163.7 million and $160.1 million in the third quarter of fiscal 2005 and 2004, respectively. In the third quarters of fiscal 2005 and 2004, 75% and 77%, respectively, of our revenues outside the United States were in EMEA. During the third quarter of fiscal 2005, sales to customers in the United Kingdom accounted for 11% of our net revenue. No single customer accounted for more than 10% of our total revenue for each period presented.

For the first nine months of fiscal 2005 and 2004, revenues in the United States were $376.2 million and $384.5 million, respectively, and revenues from customers outside the United States were $501.2 million and $480.8 million, respectively. In the first nine months of fiscal 2005 and 2004, 76% and 77%, respectively, of our revenues outside the United States were in EMEA. During the first nine months of fiscal 2005, sales to customers in the United Kingdom accounted for 11% of our net revenue. No single customer accounted for more than 10% of our total revenue for each period presented.

S. Derivative Instruments

A large portion of our revenue, expense, and capital purchasing activities is transacted in U.S. dollars. We do not currently hedge currency risks related to revenue or expenses denominated in foreign currencies. However, we hedge currency risks of some assets and liabilities denominated in foreign currencies to protect against reductions in value caused by changes in foreign exchange rates. We have established balance sheet and intercompany hedging programs that use one-month foreign currency forward contracts, primarily on the Euro, Japanese Yen, and certain other European, Latin American, and Asian currencies.

We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the quarter-end, the fair value of the derivatives as of July 31, 2005 is insignificant. Gains and losses recognized during a quarter on these foreign currency contracts are recorded as other income or expense and generally offset corresponding gains and losses on the underlying hedged assets and liabilities, resulting in negligible effect to our financial statements.

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

123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

SFAS No. 123(R) allows companies to choose one of three transition methods: the modified prospective transition method without restatement, modified prospective transition method with restatement, or modified retroactive transition method. We have not yet determined which transition methodology we will use when we adopt SFAS No. 123(R).

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”). FSP No. 109-1 states that the impact of the tax deduction on qualified production activities provided by the AJCA should be accounted for as a special deduction rather than a statutory rate reduction. We do not expect the adoption of this provision to have a material impact on our overall financial position or results of operations.

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We have no current plans to utilize the repatriation provision available under the AJCA at this time.

U. Subsequent Events

On August 11, 2005, we signed a definitive agreement to acquire the remaining 50% ownership of our joint venture in India from our joint venture partner for approximately $7.5 million in cash and other consideration. This acquisition will give us 100% ownership of this entity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities, and objectives constitute “forward looking statements.” The words “may,” “will,” “expects,” “plans,” “anticipates,” “believe,” “estimates,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by law, or undertaking to update or revise forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks similar to those of other companies of similar size in our industry, including pre-tax losses, rapid technological changes, competition, limited number of suppliers, customer concentration, failure to successfully integrate acquisitions, adverse government regulations, failure to manage international activities, and loss of key individuals. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2005.

Introduction

Novell is a leading provider of infrastructure software and services, founded in 1983. We provide identity and access management, resource management, desktop, workgroup, and data center solutions on several operating systems, including Linux, NetWare, Windows, and Unix. All of our solutions are supported by our global services and support, including consulting, training and technical services. With these solutions, our customers can deliver information or system resources through a combination of open source and proprietary software technologies. We create value for our customers by reducing the cost, complexity and vulnerability of today’s information environments. With approximately 5,800 employees globally, we serve customers all over the world.

We deliver value to our customers by developing, maintaining and delivering solutions in the following four solution categories:

Identity-driven computing solutions. Our identity-driven computing products include identity management, web services, and resource management applications that offer a full suite of capabilities, including:

•	secure authentication and authorization services;

•	single sign-on;

•	provisioning capabilities;

•	portal and web services application infrastructure; and

•	centralizing, automating, and simplifying network management.

We believe that customers recognize the need to manage the access, utilization, and optimization of assets through information systems that can interpret, implement, and administer business policies, not only within organizations, but also between organizations and their customers and trading partners. Our web services solutions enable organizations to balance growing user demands for services and information with the organization’s demands for increased security. Through identity management and web services, customers can integrate business processes and systems, extending them within and across enterprise boundaries to interact with customers, employees, suppliers and partners. This affords organizations the opportunity to make changes to their business operations without incurring the cost of constantly changing their underlying application software. Our identity-driven, directory-based management modules allow customers to manage their computing environment from a single, central location. Our strategy has been to develop identity-driven technologies as a set of discrete, but integrated, services to accelerate time to value, as opposed to the use of a single monolithic application that can take years to implement and deploy. These identity-driven technologies not only regulate access to information and applications, but are also increasingly becoming core components of numerous other products, such as mobile phones and other digital devices.

Linux and platform services solutions. We offer two major operating system platforms, NetWare and SUSE LINUX, which support our Linux and platform services solutions. Our solutions offer an enterprise-ready, scalable approach to networking and collaboration services – including file, print, messaging, scheduling, and collaboration. Our products are designed to operate within existing heterogeneous computing environments as well as to provide tools and strategies to allow easy migration between platforms to fit better with our customers’ technology plans.

A major focus of our Linux and platform services solutions is to embrace and promote open source development. Open source is a term used to describe software source code that generally allows free use, modification, and distribution of source code, subject to certain conditions. Open source software is generally built by a community of developers, many of whom are unaffiliated with each other. Corporations also fund open source projects or contribute code into open source to further assist development efforts. We believe that a major shift toward open source software is underway as companies are more critically evaluating the cost effectiveness of their information technology (“IT”) investments, are intrigued about having access to the source code, and are looking for ways to avoid vendor lock-in.

We believe that we are uniquely positioned to drive the transition to greater use of open source software, as well as to benefit from this trend. Initially, widespread adoption of Linux and open source software was hindered by weak technical support and a lack of applications. We are particularly well-positioned to address these shortcomings. We leverage our financial stability, experience, and global support capabilities to help our customers integrate Linux and other open source software into their existing IT environments. While the flexibility and cost savings of Linux and open source have made them attractive to enterprise customers, we believe these businesses look to proprietary software vendors to provide applications, management, and security. With our SUSE LINUX open source platform and our other Linux and platform services solutions, our customers can deploy the best of proprietary and open source software. As an example, our GroupWise product now allows customers to collaborate seamlessly across their NetWare, Windows and Linux environments. We also provide solutions allowing IT managers to centrally control Linux, NetWare, and Windows systems in a consistent and straightforward way.

Global services and support. We provide worldwide IT consulting, training, and support services to address our customers’ needs. Our worldwide IT consulting practice provides the business knowledge and technical expertise to help our customers implement and achieve maximum benefit from our products and solutions. We also offer open source and identity-driven services that help our customers rapidly integrate applications or migrate existing platforms to Linux.

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

Celerant Consulting. Celerant, a majority-owned subsidiary of Novell, provides value-based, operational strategy and implementation consulting services to a wide variety of customers worldwide, primarily in Europe and the United States. Celerant delivers rapid improvements in process and personnel performance, leading to sustained bottom-line benefits within clearly defined timeframes.

Overview

The strategic focus of our business is to deliver to our customers identity-driven computing and Linux and platform services solutions, supported by services that complement our products. Important factors in evaluating our results for the third quarter of fiscal 2005 include the state of the global economy and IT markets and our progress in implementing our key initiatives, including:

•	increasing revenue from our Linux and identity-driven computing businesses,

•	reducing the rate of revenue decline in our legacy NetWare and NetWare related applications business; and

•	increasing sales of other products and services, including consulting services.

The following discussion addresses our strategy and the challenges we believe we face over the next year.

One of the most important elements of our strategy is to embrace the open source movement, specifically the Linux development community, and to develop a competitive position in the Linux market. This strategy includes supporting the Linux and NetWare operating systems and offering Novell products and services that help our customers easily migrate to the Linux platform. Our key open source and Linux goals include the following:

•	We need to successfully address the concerns of our NetWare installed base in order to mitigate historic revenue declines by providing a well-articulated technology roadmap that is relevant to the customers’ businesses and that helps them to migrate to the Linux platform. The installed base is an important source of cash flow and an opportunity for us to sell more products. Excluding the impact of foreign currency effects, NetWare-related revenue for the third quarter of fiscal 2005 declined by 8% from the year ago quarter. It is our goal that the release of Open Enterprise Server (“OES”), which includes both the SUSE Linux Enterprise Server (“SLES”) and NetWare operating systems, will provide customers with increased choice and flexibility, thereby encouraging customers to renew their existing maintenance agreements with Novell. OES is designed as a platform to allow our installed base to easily transition from NetWare to Linux, should they choose to migrate. Our intention is that by providing customers with a clear migration path to our Linux products, we mitigate the risk that customers may cancel their maintenance contracts with us.

•	We released SLES 9 during fiscal 2004, which we believe to be a major milestone in enabling enterprise Linux computing. We sold approximately 27,500 stand-alone subscriptions to SLES during the third quarter of fiscal 2005. Our belief is that sales of our SUSE LINUX products will increase as the market becomes more familiar with them. In addition, we believe that our Linux initiatives will help grow the overall Linux market and provide sales opportunities for our other products. As a result, we expect our existing product revenue streams and financial trends to benefit as the overall Linux market grows in the future.

•	Another important goal is to remove the barriers to adoption of Linux at the enterprise level, such as through the availability of global technical support and breadth of service offerings. We believe that our experience providing enterprise-level service, support, and products as well as our other competitive advantages will allow us to become the leader in Linux operating system distributions. We will continue to build partnerships and invest in engineering, support, and training. We are constantly evaluating our entire solution stack, and we will make, buy, or license the appropriate technologies in order to provide a more complete, value-added offering.

•	We would like to add new geographic markets to our business. For example, our market share in China is showing significant growth, and while the market for our solutions in China is currently small, it is growing very fast. We recently announced plans to expand our investment in the China market with plans to set up a research and development center there, open new regional sales branches, develop a local technology support center, and strengthen ties with local partners.

•	We have made significant progress in the last year building relationships with the independent software vendor community, and we want to continue to expand our entire partner ecosystem. With regard to SLES, the number of hardware and software solutions that are [certified or ready to be certified] increased during the third fiscal quarter of 2005 to 1,590, up 13% from 1,409 at the end of the prior quarter and up from 372 at the end of the third fiscal quarter of 2004. In addition, during the quarter we established several relationships with major partners.

Another critical element of our strategy is to expand our identity-driven computing business. We are componentizing the delivery of identity management solutions so customers can implement a broader strategy in smaller modules, thereby reducing the time it takes to realize considerable business value and lowering their overall risk in adopting an enterprise-wide identity strategy. We believe that a primary driver of growth will be the demonstration of successful, small implementations that we can use as case studies and proof points.

We are in the process of rearchitecting several of our product lines to expand their appeal outside the Novell installed base. We have several key upcoming product releases within the next six months around our identity management and resource management solutions. It is our goal that the release of these products will result in increased sales.

In the third fiscal quarter of 2005, we were able to increase the profitability of our IT consulting services at the contribution margin level from the year ago quarter. We plan to focus on continuing to increase IT consulting services that relate to the products we sell. We still offer general IT consulting, but it is no longer our primary focus. We believe that we need to demonstrate to the consulting and systems integrator community that we are not direct competitors and teach them how to use our products to develop identity solutions for their customers, including with our help when needed.

We are a company in transition, and we believe there is much work that lies ahead to complete the transformation. Although we will need to maintain a transitional cost structure beyond that which a steady state business would require in order to develop, market and sell our products and solutions, we are looking for other ways to cut costs.

•	We expect our research and development expenses as a percent of revenue will be higher than our normal run rates over the next 6 months because of (i) efforts to rearchitect several products such as ZENworks and eDirectory so that they will be more appealing to customers outside the NetWare installed base, and (ii) investments in Linux, partnerships and training.

•	In fiscal 2004, we commenced the transition of our North America sales and consulting delivery teams to a new business model as a result of our new products and repositioning. That transition is largely complete.

•	Our EMEA sales and consulting delivery teams are involved in similar changes to those we have been making in North America. We began that process in the first fiscal quarter of 2005 and expect the reorganization to take 12 to 18 months. During the third fiscal quarter of 2005, we announced a restructuring of our EMEA operations, primarily of our sales and consulting teams, to reduce headcount in this region by approximately 120 personnel. We believe that this restructuring will reduce quarterly operating expenses by $3 to 4 million per quarter going forward after it is fully implemented, and we expect that field management will continue to reorganize this segment to better align resources with opportunities.

•	We believe that we still need to make additional operational enhancements to our business which will lead to further cost reductions and restructuring, currently targeted for the fourth fiscal quarter of 2005.

Despite recent improvements in the economy, we believe that we are still in a relatively challenging IT spending environment in North America. We see that Chief Information Officers (“CIOs”) are still cautious in making IT investments. We see a continued reluctance to make large upfront commitments to infrastructure projects because they typically take significant time and effort to complete and touch every part of the IT architecture. Longer sales cycles are resulting in pilot rollouts that may or may not turn into orders. Similarly, the European economy remains flat and IT budgets continue to be constrained in that region. As a result, there was general weakness across all lines of our business in the EMEA region except for our identity management business. We believe that our focus on Linux, open source, and identity management solutions will permit us to exploit the two primary concerns of CIOs — improving security and lowering cost of ownership.

Results of Operations

Acquisitions

Tally Systems Corp.

    On April 1, 2005, we acquired a 100% interest in Tally Systems Corp., a privately-held company headquartered in Lebanon, New Hampshire. Tally provides automated PC hardware and software recognition products and services used by customers to manage hardware and software assets. These products and services are now part of our ZENworks product line. The purchase price was approximately $17.3 million in cash, plus estimated transaction costs of $0.4 million and excess facility costs of $4.5 million recorded as an acquisition liability.

Immunix, Inc.

    On April 27, 2005, we acquired a 100% interest in Immunix, Inc., a privately-held company headquartered in Portland, Oregon, which provides enterprise class, host intrusion prevention solutions for the Linux platform. This acquisition enables us to expand security offerings on the Linux platform. The purchase price was approximately $17.3 million in cash, plus estimated transaction costs of $0.4 million.

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

	Three Months Ended			Nine Months Ended
(dollars in thousands)	July 31, 2005	July 31, 2004	Change	July 31, 2005	July 31, 2004	Change
Software licenses	$45,628	$57,024	(20)%	$135,692	$172,043	(21)%
Maintenance and services	244,586	247,573	(1)%	741,701	693,217	7%

Total net revenue	$290,214	$304,597	(5)%	$877,393	$865,260	1%

Overall, favorable foreign currency exchange rates increased revenue in the third quarter and first nine months of fiscal 2005 by approximately $3.8 million and $22.6 million, respectively, compared to the same periods in fiscal 2004. During the third fiscal quarter 2005, we recognized Linux-related product revenue of $44 million, including $31 million from sales of OES and $8 million from subscriptions to SLES.

Software licenses revenue decreased in the third quarter and in the first nine months of fiscal 2005 compared to the same period of fiscal 2004 primarily due to declines in our installed base mainly due to NetWare. In addition, more of our customers are purchasing under multiple product, multiple year contracts, which we record as maintenance and services.

The slight decrease in maintenance and services revenue during the third quarter of fiscal 2005 compared to the same period of fiscal 2004 is primarily due to the recognition in the third quarter of fiscal 2004 of $13.5 million of royalty revenue related to a legal judgment against The Canopy Group (“Canopy”), and a $5.9 million decrease in Celerant revenue offset by higher IT consulting and services revenue of $9.1 million and increased maintenance revenue. IT consulting revenue increased in the third quarter of fiscal 2005 due to the acquisition of Salmon, and increases in consulting revenue in North America. The increase in maintenance and services revenue of $48.5 million during the first nine months of fiscal 2005 compared to the same period in fiscal 2004 is due primarily to higher IT consulting and services revenue of $30.8 million from the acquisition of Salmon, increased revenue in all geographic regions and Celerant, and higher maintenance revenue. The change in the mix of our revenue towards more maintenance and subscription contracts has also driven the increase in revenue in the maintenance and services category. SLES maintenance subscription revenue was approximately $7.6 million during the third quarter of fiscal 2005 compared to $4.2 million in the third quarter of fiscal 2004.

Net revenue by reporting segment was as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	July 31, 2005	July 31, 2004	Change	July 31, 2005	July 31, 2004	Change
North America	$129,886	$141,078	(8)%	$378,869	$381,657	(1)%
EMEA	92,633	92,209	—%	287,227	279,072	3%
Asia Pacific	17,019	16,082	6%	45,871	46,293	(1)%
Latin America	5,590	4,539	23%	16,155	15,690	3%
Japan	7,254	6,933	5%	23,483	19,666	19%
Celerant consulting	37,832	43,756	(14)%	125,788	122,882	2%

Total net revenue	$290,214	$304,597	(5)%	$877,393	$865,260	1%

We further analyze revenue by solution categories within each operating segment.

Net revenue by solution category in the North America segment was as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	July 31, 2005	July 31, 2004	Change	July 31, 2005	July 31, 2004	Change
Identity-driven computing solutions	$32,657	$30,418	7%	$92,640	$83,299	11%
Linux and platform services solutions	56,790	74,098	(23)%	169,380	189,457	(11)%
Services and support	40,439	36,562	11%	116,849	108,901	7%

Total net revenue	$129,886	$141,078	(8)%	$378,869	$381,657	(1)%

Revenue from North America decreased in the third quarter of fiscal 2005 compared to the same quarter in fiscal 2004 due primarily to the $13.5 million Canopy royalty revenue in the third quarter of fiscal 2004 and decreases in NetWare/OES revenue of $3.4 million, offset by increases in ZENworks related revenue of approximately $1.0 million, web services products revenue of approximately $1.2 million, and IT consulting revenue of approximately $3.7 million. The slight decrease in North America segment revenues for the first nine months of fiscal 2005 compared to the same period in fiscal 2004 is primarily due to the $13.5 million Canopy royalty revenue recognized in fiscal 2004 and lower NetWare/OES revenue of $8.7 million, offset by increases in SLES revenue of $8.3 million, consulting and services revenue of $7.8 million, ZENworks related revenue of $3.9 million, and web services product revenue of 5.4 million. Overall, foreign currency exchange rates increased revenue in the North America segment by approximately $0.8 million and $2.4 million during the third quarter and first nine months of fiscal 2005, respectively.

During the first, second and third quarters of fiscal 2005, North America signed new subscriptions related to approximately 7,300 units, 8,300 units and 13,000 units, respectively, of SLES 9.

Net revenue by solution category in the EMEA segment was as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	July 31, 2005	July 31, 2004	Change	July 31, 2005	July 31, 2004	Change
Identity-driven computing solutions	$21,155	$21,788	(3)%	$64,321	$64,903	(1)%
Linux and platform services solutions	37,741	40,678	(7)%	119,312	127,909	(7)%
Services and support	33,737	29,743	13%	103,594	86,260	20%

Total net revenue	$92,633	$92,209	—%	$287,227	$279,072	3%

Revenue from EMEA remained flat in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and increased 3% during the first nine months of fiscal 2005 compared to the same period in fiscal 2004. The European economy continues to experience weakness and IT spending continues to be constrained. Overall, foreign currency exchange rates increased revenue in the EMEA segment by approximately $1.6 million during the third quarter of fiscal 2005. Decreases in product sales were offset by higher consulting revenue, primarily from the inclusion of Salmon for a full quarter in fiscal 2005. The increase in revenue during the first nine months was primarily due to favorable foreign currency rates of $13.3 million, increased IT consulting revenue of $11.7 million, after adjusting for foreign currency impacts, primarily from the acquisition of Salmon, and increased SUSE revenue of $3.5 million, after adjusting for foreign currency impacts. These increases were offset somewhat by decreases in NetWare/OES revenue of $11.9 million, Groupwise revenue of $3.1 million, ZENworks related revenue of $2.2 million, and web services revenue of $1.1 million, all adjusted for foreign currency impacts.

During the first, second and third quarters of fiscal 2005, EMEA signed new subscriptions related to approximately 12,400 units, 8,000 units and 10,300 units, respectively, of SLES 9.

Net revenue by solution category in the Asia Pacific segment was as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	July 31, 2005	July 31, 2004	Change	July 31, 2005	July 31, 2004	Change
Identity-driven computing solutions	$4,931	$4,507	9%	$12,440	$11,715	6%
Linux and platform services solutions	5,795	6,535	(11)%	15,402	20,953	(26)%
Services and support	6,293	5,040	25%	18,029	13,625	32%

Total net revenue	$17,019	$16,082	6%	$45,871	$46,293	(1)%

The overall increase in Asia Pacific segment revenues for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 is primarily due to increases in consulting revenue of $1.2 million, web services related revenue of $0.4 million and favorable foreign currency exchange rates. This increase was offset somewhat by decreases in NetWare/OES revenue of $0.8 million. The overall decrease in Asia Pacific segment revenues for the first nine months of fiscal 2005 compared to the same period in fiscal 2004 is primarily due to decreases in NetWare/OES revenue of $5.5 million and offset somewhat by increases in consulting and services revenue of $4.4 million and favorable foreign currency exchange rates.

Net revenue by solution category in the Latin America segment was as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	July 31, 2005	July 31, 2004	Change	July 31, 2005	July 31, 2004	Change
Identity-driven computing solutions	$1,004	$806	25%	$3,376	$2,782	21%
Linux and platform services solutions	2,114	1,749	21%	6,031	5,953	1%
Services and support	2,472	1,984	25%	6,748	6,955	(3)%

Total net revenue	$5,590	$4,539	23%	$16,155	$15,690	3%

The overall increase in Latin America segment revenues for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 is due to increased revenue in all categories. The overall increase in Latin America segment revenues for the first nine months of fiscal 2005 compared to the same period of fiscal 2004 is primarily due to increased revenue in the third quarter of fiscal 2005, which offset prior quarter declines.

Net revenue by solution category in the Japan segment was as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	July 31, 2005	July 31, 2004	Change	July 31, 2005	July 31, 2004	Change
Identity-driven computing solutions	$531	$705	(25)%	$1,376	$1,284	7%
Linux and platform services solutions	4,537	4,612	(2)%	14,388	11,965	20%
Services and support	2,186	1,616	35%	7,719	6,417	20%

Total net revenue	$7,254	$6,933	5%	$23,483	$19,666	19%

The overall increase in Japan segment revenues for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 is primarily due to an increase in services revenue, which offset declines in product related revenue. The overall increase in Japan segment revenues for the first nine months of fiscal 2005 compared to the same period of fiscal 2004 is primarily due to higher royalty revenue of approximately $2.2 million and increased consulting revenue.

Net revenue in the Celerant consulting segment was as follows:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	July 31, 2005	July 31, 2004	Change	July 31, 2005	July 31, 2004	Change
Celerant consulting	$37,832	$43,756	(14)%	$125,788	$122,882	2%

Celerant revenues for the third quarter of fiscal 2005 decreased compared to the third quarter of fiscal 2004 primarily in the United States. Celerant revenues for the first nine months of fiscal 2005 increased over the same period in fiscal 2004 due to favorable foreign currency exchange rates.

Deferred revenue

Deferred revenue represents revenue that is expected to be recognized in future periods. The majority of deferred revenue relates to maintenance contracts and subscriptions and is recognized ratably over the related service periods, typically one year. As more of our revenue contracts shift to multiple product, multiple year subscription arrangements, we will expect that a greater proportion of our revenue will initially be deferred revenue and recognized over the contract term as maintenance and subscription revenue. At July 31, 2005, deferred revenue decreased $8.8 million or 2% compared to the balance at October 31, 2004. At July 31, 2005, there was approximately $20.3 million of SLES deferred revenue included in this balance compared to approximately $17.3 million at October 31, 2004. The decrease in total deferred revenue from October 31, 2004 is due primarily to seasonably lower invoicing offset somewhat by the increase in maintenance and subscription contracts. The increase in the third quarter 2005 deferred revenue over the same period of fiscal 2004 of $27.9 million is primarily attributable to $1.7 million additional revenue from acquisitions, $4.1 million increase due to favorable foreign currency exchange rates, approximately $9.8 million due to advanced invoicing of maintenance contract renewals and approximately $13.9 million due to increases in maintenance and subscription contracts.

Gross profit

	Three Months Ended			Nine Months Ended
(dollars in thousands)	July 31, 2005	July 31, 2004	Change	July 31, 2005	July 31, 2004	Change
Software licenses gross profit	$41,153	$51,411	(20)%	$121,722	$155,422	(22)%
percentage of related revenue	90%	90%		90%	90%
Maintenance and services gross profit	$143,052	$149,230	(4)%	$420,270	$404,564	4%
percentage of related revenue	58%	60%		57%	58%
Total gross profit	$184,205	$200,641	(8)%	$541,992	$559,986	(3)%
percentage of revenue	63%	66%		62%	65%

The decrease in gross profit from software licenses for the third quarter and first nine months of fiscal 2005 compared to the same periods of fiscal 2004 is primarily due to decreased sales of software licenses.

The decrease in gross profit from maintenance and services as a percentage of related revenue for the third quarter and first nine months of 2005 compared to the same periods of fiscal 2004 is primarily due to the impact of the Canopy royalty revenue in the third quarter of fiscal 2004 and a shift in the mix of revenue in this category to lower margin consulting services revenue, increased royalty costs and increased amortization of intangible assets associated with recent acquisitions.

Operating expenses

	Three Months Ended			Nine Months Ended
(dollars in thousands)	July 31, 2005	July 31, 2004	Change	July 31, 2005	July 31, 2004	Change
Sales and marketing	$93,464	$91,660	2%	$288,420	$268,534	7%
percentage of revenue	32%	30%		33%	31%
Product development	$48,655	$48,390	1%	$146,832	$149,161	(2)%
percentage of revenue	17%	16%		17%	17%
General and administrative	$31,788	$28,729	11%	$90,168	$79,201	14%
percentage of revenue	11%	9%		10%	9%
Restructuring expenses	$9,375	$9,250	1%	$21,155	$13,987	51%
percentage of revenue	3%	3%		2%	2%
Acquired in-process research and development	$—	$—	—%	$480	$—	—%
percentage of revenue	—%	—%		—%	—%
Gain on sale of property, plant and equipment	$—	$—	—%	$(1,589)	$(1,977)	(20)%
percentage of revenue	—%	—%		—%	—%
Gain on settlement of potential litigation	$—	$—	—%	$(447,560)	$—	—%
percentage of revenue	—%	—%		51%	—%
Total operating expenses (income)	$183,282	$178,029	3%	$97,906	$508,906	(81)%
percentage of revenue	63%	58%		11%	59%

Sales and marketing expenses, in total and as a percentage of revenue, for the third quarter and first nine months of fiscal 2005, increased compared to the same periods in fiscal 2004 due primarily to increased marketing activities in North America and Europe. Unfavorable foreign currency exchange rates increased sales and marketing expenses by approximately $7.3 million in the first nine months of fiscal 2005. In addition, during the first nine months of fiscal 2005, sales and marketing expenses increased due to the inclusion of SUSE for the full period in fiscal 2005.

Product development expenses in the third quarter of fiscal 2005 remained relatively flat compared to the same period of fiscal 2004. Product development expenses during the first nine months of fiscal 2005 decreased slightly compared to the same period in fiscal 2004 due primarily to approximately $1 million of severance charges incurred in the first quarter of fiscal 2004 that were not incurred in fiscal 2005. Realized savings in fiscal 2005 from prior year headcount reductions were offset by increases in compensation and benefit costs.

General and administrative expenses increased in the third quarter of fiscal 2005 compared to the same period in fiscal 2004 due primarily to higher legal and consulting fees and charitable contributions amounting to $2.7 million, a write off of unrecoverable sales tax of $1.4 million, and severance costs of $0.7 million offset by lower compensation costs of $2.2 million. General and administrative expenses for the first nine months of fiscal 2005 compared to the same period in fiscal 2004 increased primarily due to a $9 million legal accrual reversal in the prior year, higher fees for legal and consulting of $3.6 million, and an adjustment of sales tax of $1.4 million, offset somewhat by an adjustment of bad debt allowances and other accruals of $3.6 million during fiscal 2005.

During the third quarter and first nine months of fiscal 2005, we recorded restructuring expenses of $9.4 million and $21.2 million, respectively. Of the $21.2 million recorded in the first nine months of fiscal 2005, $0.7 million related to adjustments to previously recorded merger liabilities, and the remaining $20.5 million related to restructuring activity recognized during fiscal 2005. These restructuring expenses related to our continuing efforts to restructure our business to focus on Linux and identity-driven computing and to re-align our Celerant consulting business in response to changing market conditions. Specific actions taken included reducing our workforce by 267 employees during the first nine months of fiscal 2005, mainly in consulting, sales and product development. Total restructuring expenses recorded in the first nine months of fiscal 2005 by reporting segment were as follows: North America $0.6 million, EMEA $15.2 million, Celerant $1.5 million, Latin America $1.1 million, Japan $0.2 million, and corporate unallocated operating costs $1.9 million.

During the first quarter of fiscal 2005, we recognized a gain of $1.6 million on the sale of our facility in Lindon, Utah and a gain on a settlement of $447.6 million, net of legal expenses of approximately $88.4 million, with Microsoft concerning potential anti-trust litigation related to our NetWare operating system.

Other income (expense)

	Three Months Ended			Nine Months Ended
(dollars in thousands)	July 31, 2005	July 31, 2004	Change	July 31, 2005	July 31, 2004	Change
Investment income	$11,515	$8,128	42%	$31,208	$16,000	95%
percentage of revenue	4%	3%		4%	2%
Impairment of investments	$(683)	$(552)	24%	$(2,613)	$(2,448)	7%
percentage of revenue	—%	—%		—%	—%
Other expenses, net	$(1,574)	$(1,394)	13%	$(6,847)	$(4,518)	52%
percentage of revenue	(1)%	(1)%		(1)%	(1)%
Total other income, net	$9,258	$6,182	50%	$21,748	$9,034	141%
percentage of revenue	3%	2%		3%	1%

Novell’s long-term investments consist primarily of investments in venture capital partnerships and other direct investments in equity securities of privately-held companies. Investment income includes income from short-term and long-term investments. Investment income for the third quarter and first nine months of fiscal 2005 increased compared to the same periods in fiscal 2004 due to interest earned on the $460.0 million, net received from the issuance of the Debentures issued in the third quarter of fiscal 2004, after the related stock buy-back and issuance costs, and the $447.6 million cash received from Microsoft in the first quarter of fiscal 2005 in connection with the favorable settlement of potential anti-trust litigation, after related legal fees. Investment income in fiscal 2005 also included long-term investment gains of $1.9 million. Investment income in the third quarter and first nine months of fiscal 2004 included $5.0 million of interest income earned in connection with a favorable legal judgment against Canopy.

To assess impairment, we analyze forecasted financial performance of the investees, the liquidation preference value of the stock we hold, and our estimate of the potential for investment recovery based on all these factors.

Other expenses, net for the third quarter and first nine months of fiscal 2005 increased compared to the same periods in fiscal 2004. The increase in interest expense of $1.0 million for the third quarter and $4.0 million for the first nine months was related to the issuance of the Debentures in the third quarter of fiscal 2004. This increase was offset somewhat by lower foreign currency transaction losses and minority interest.

Income tax expense

	Three Months Ended			Nine Months Ended
(dollars in thousands)	July 31, 2005	July 31, 2004	Change	July 31, 2005	July 31, 2004	Change
Income tax expense	$8,041	$5,389	49%	$84,160	$16,191	420%
percentage of revenue	3%	2%		10%	2%
Effective tax rate	79%	19%		18%	27%

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. We provide for income taxes for each interim period for ‘ordinary’ income (pre-tax income excluding unusual or infrequently occurring discrete items) based on the estimated annual effective tax rate for the year and for the discrete items based on the differential in estimated annual tax with and without those items. Each of these is adjusted for changes in estimates which occur during the period. The gain from the Microsoft settlement in the first quarter of fiscal 2005 is considered a discrete item. Income tax expense for the third quarter of fiscal 2005 was $8.0 million, of which $2.9 million relates to tax on additional forecasted taxable income in the United States. Due to the utilization of a significant amount of our net operating loss carryforwards on the gain from the Microsoft settlement, the benefit received from our remaining net operating loss carryforwards used to offset the additional forecasted U.S. taxable income is credited to additional paid-in capital. Therefore, the $2.9 million income tax expense recorded in the third quarter of fiscal 2005 resulting from the change in forecasted U.S. earnings was credited to additional paid-in capital. The remaining income tax expense of $5.1 million relates to foreign earnings.

Income tax expense for the first nine months of fiscal 2005 was $84.2 million, of which approximately $72.4 million primarily relates to the Microsoft settlement income and approximately $11.8 million primarily relates to foreign earnings.

The effective tax rate for the full fiscal year 2004 was 23.7%. The effective tax rate for the full fiscal year 2005 will be lower than the rate for fiscal 2004 primarily due to the use of net operating losses.

We continue to believe that it is more likely than not that our remaining U.S. net deferred tax assets will not be realized based on the weight of all available evidence. As a result, we have provided a full valuation reserve on our U.S. net deferred tax assets. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in-capital.

We continue to evaluate our tax reserves under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” The amount reflected in the consolidated balance sheet at July 31, 2005 is considered adequate.

Net income available to common stockholders

	Three Months Ended			Nine Months Ended
(dollars in thousands)	July 31, 2005	July 31, 2004	Change	July 31, 2005	July 31, 2004	Change
Net income	$2,140	$23,405	(91)%	$381,674	$43,923	769%
Net income available to common stockholders – basic	$1,994	$23,216	(91)%	$377,312	$17,952	2,002%
Net income available to common stockholders – diluted	$1,910	$23,886	(92)%	$381,539	$17,952	2,025%

Net income was favorably impacted in the third quarter and first nine months of fiscal 2005 by approximately $0.5 million and $3.5 million, respectively, due to foreign exchange rate fluctuations.

Net income available to common stockholders – basic for the third quarter and first nine months of fiscal 2005 differs from net income due to the deduction of Series B Preferred Stock dividends and earnings allocated to Series B Preferred stockholders, which are required to be deducted from net income to arrive at net income available to common stockholders.

Net income available to common stockholders – diluted for the third quarter of fiscal 2005 differs from net income available to common stockholders – basic due to a deduction for minority interest related to diluted net income. Net income available to common stockholders – diluted for the first nine months of fiscal 2005 differs from net income available to common stockholders – basic due to a deduction for minority interest related to diluted net income and adding back the interest expense and amortization of debt issuance costs attributable to the Debentures. In computing the diluted net income per share for the first nine months of fiscal 2005, it is assumed the Debentures are converted into common stock at the beginning of the period, and we would therefore not incur interest expense or amortization costs related to the Debentures.

Net income available to common stockholders – basic in the third quarter and first nine months of fiscal 2004 differs from net income in those periods due to the Series B Preferred Stock dividends that are required to be deducted from net income to arrive at net income available to common stockholders – basic. Net income available to common stockholders–basic in the first nine months of fiscal 2004 also differs due to the deemed dividend related to the beneficial conversion feature of the Series B Preferred Stock.

Net income available to common stockholders – diluted for the third quarter of fiscal 2004 differs from net income available to common stockholders – basic due to the Series B Preferred Stock dividends and interest expense and amortization of issuance costs attributable to the Debentures that are added back to net income. In computing the diluted net income per share for the third quarter of fiscal 2005, it is assumed the Series B Preferred Stock and the Debentures are converted into common stock at the beginning of the period, and we would therefore not incur dividends, interest expense or amortization costs related to the Series B Preferred Stock and Debentures.

Liquidity and Capital Resources

(dollars in thousands)	July 31, 2005	October 31, 2004	Change
Cash, cash equivalents and short-term investments	$1,604,291	$1,211,467	32%
Percent of total assets	60%	53%

An overview of the significant cash flow activities for the nine months ended July 31, 2005 and July 31, 2004 is as follows:

	Nine Months Ended
(dollars in thousands)	July 31, 2005	July 31, 2004
Cash provided by operating activities, including potential litigation settlement	$442,148	$67,594
Issuance of common stock, net	16,035	47,983
Purchases of property, plant and equipment	(20,168)	(19,524)
Proceeds from the sale of property, plant and equipment	10,421	2,140
Purchase of intangible assets	(15,500)	—
Cash paid for acquisitions, net of cash acquired	(33,829)	(205,620)
Issuances of Debentures, net of issuance costs	—	585,150
Issuances of Series B Preferred Stock	—	50,000
Repurchase of common stock, held in treasury	—	(125,000)
Proceeds from the sale of long-term investments	2,405	—
Other long-term investing activities	(3,503)	(2,212)

Cash, cash equivalents, and short-term investments increased $393 million or 32% from October 31, 2004 to July 31, 2005 primarily due to:

•	the receipt of $536 million in cash, $447.6 million in cash net of legal fees, related to an agreement with Microsoft concerning potential antitrust litigation related to our NetWare operating system (included in cash provided by operating activities),

•	net cash proceeds of $10.4 million from the sale of a facility in Lindon, Utah,

•	the net issuance of $16.0 million of common stock from the exercise of stock options during the first nine months of fiscal 2005, and

•	net cash proceeds of $2.4 million from the sale of long-term investments.

These increases are offset by decreases in cash, cash equivalents and short-term investments primarily due to:

•	expenditures for property, plant and equipment of $20.2 million,

•	cash paid for a portfolio of patents of $15.5 million, and

•	cash paid for the acquisitions of Tally and Immunix, net of cash acquired, of $33.8 million.

As of July 31, 2005, we had cash, cash equivalents and other short-term investments of approximately $301.6 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers, and consists primarily of investment grade securities. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, which are subject to market risk. Approximately $5.8 million of our short-term investments is restricted for deferred compensation payments, which are paid out as requested by the plan participants. Our short-term investment portfolio includes gross unrealized gains and losses of $0.9 million and $5.5 million, respectively, as of July 31, 2005. We monitor our investments and record losses when a decline in the investment’s market value is determined to be other than temporary.

We have long-term investments through the Novell Venture account, and directly in equity securities in privately-held companies. Investments made through the Novell Venture account are generally in private companies, including small capitalization stocks in the high-technology industry sector, and in funds managed by venture capitalists for the promotion of our business and strategic objectives. As of July 31, 2005, we had a carrying value of $54.8 million related to investments in various venture capital funds and had commitments to contribute an additional $22.7 million to these funds, of which we estimate approximately $17.1 million could be contributed in the remainder of fiscal 2005, approximately $4.9 million in fiscal 2006, and approximately $0.7 million thereafter as requested by the fund managers. We intend to fund these investments with cash from operations and cash on hand.

We have various operating leases related to our facilities with remaining terms of more than one year. These leases have minimum lease commitments of $8.8 million in the fourth quarter of fiscal 2005, $29.9 million in fiscal 2006, $25.9 million in fiscal 2007, $18.9 million in fiscal 2008, $12.3 million in fiscal 2009, and $35.1 million thereafter. Furthermore, we have $23.2 million of minimum rentals to be received from subleases.

On July 2, 2004, we issued and sold $600.0 million aggregate principal amount of our Debentures due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2005. We paid $3.1 million in interest expense during the first nine months of fiscal 2005.

As of July 31, 2005, we also have 500 shares of Series B Preferred Stock outstanding with a carrying value of $25 million. The Series B Preferred Stock is redeemable at our option and by the holder under certain change in control circumstances.

There have been no significant changes to our contractual obligations as disclosed in our fiscal 2004 Form 10-K.

Our principal sources of liquidity continue to be from operations, cash on hand, and short-term investments. At July 31, 2005, our principal unused sources of liquidity consisted of cash and cash equivalents of $985.8 million and short-term investments in the amount of $618.5 million. During the first nine months of fiscal 2005, we generated $442.1 million of cash flow from operations, including $447.6 million from the settlement of potential litigation with Microsoft. Our liquidity needs for the next twelve months are principally for financing of fixed assets, commitments to our venture capital funds and product development and to maintain flexibility in a dynamic and competitive operating environment, including the ability to pursue potential acquisition and investment opportunities. Our liquidity needs beyond the next twelve months include those mentioned previously in addition to possible redemption of our Debentures, which the holders can first require us to repurchase on July 15, 2009.

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

New Accounting Pronouncements

In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all companies to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments to the statement of operations over the related employee service period. SFAS No. 123(R) will be effective for us beginning with our first quarter of fiscal 2006.

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

In December 2004, the FASB issuedFSP No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”). FSP No. 109-1 states that the impact of the tax deduction on qualified production activities provided by the AJCA should be accounted for as a special deduction rather than a statutory rate reduction. We do not expect the adoption of this provision to have a material impact on our overall financial position or results of operations.

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We have no current plans to utilize the repatriation provision available under the AJCA at this time.

Subsequent Events

On August 11, 2005, we signed a definitive agreement to acquire the remaining 50% ownership of our joint venture in India from our joint venture partner for approximately $7.5 million in cash and other consideration. This acquisition will give us 100% ownership of this entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of our foreign currency exchange risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at July 31, 2005.

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

Market Risk

We also hold available-for-sale equity securities in our short-term investment portfolio. As of July 31, 2005, gross unrealized gains, before tax effect on the short-term public equity securities totaled $0.8 million. A reduction in prices of 10% of these short-term equity securities would result in an approximately $0.6 million decrease (less than 0.5%) in the fair value of our short-term investments.

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

Foreign Currency Risk

We use derivatives to hedge those net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the United States, impact our consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we do not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $4.3 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position at July 31, 2005. Actual results may differ materially.

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

Part II. Other Information

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

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

Novell, Inc. (Registrant)

Date: September 8, 2005	By:	/s/ JOSEPH S. TIBBETTS, JR.
Joseph S. Tibbetts, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)