Form 10-K
period 2005-10-31
NOVELL INC
filed 2006-01-10
CIK 758004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT of 1934
For the Fiscal Year Ended October 31, 2005
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
Common Stock, par value $.10 per share
(Title of Class)
Preferred Share Purchase Rights
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     The aggregate market value of the registrant’s common stock held by non-affiliates as of April 30, 2005 (based on the last reported sales price of the common stock on the Nasdaq National Market System on such date) was $2,054,375,313. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded because such persons are deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes ☒         No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐         No ☒
     As of December 31, 2005 there were 388,105,562 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 6, 2006, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

NOVELL, INC.

i

NOVELL, INC.
FORM 10-K
      In addition to historical information, this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimates,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s current expectations, speak only as the date hereof, and are subject to certain risks and uncertainties. We assume no obligation, except as required by law, to update or revise and forward-looking statements contained or incorporated by reference herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements as a result of a number of factors, which include, but are not limited to, those set forth below in the section titled “Risk Factors.” Readers should carefully review the risk factors described in this document and in other documents that Novell files from time to time with the Securities and Exchange Commission.
PART I

Item 1.	Business
The Company
      Novell designs, develops, maintains, implements, and supports proprietary and open source software for use in business solutions. With approximately 5,100 employees globally, we help our worldwide customers manage, simplify, secure and integrate their technology environments by leveraging best-of-breed, open source and open standards-based software. With over 20 years of experience, our employees, partners and support centers around the world help customers gain control over their information technology (“IT”) operating environment while reducing the cost, complexity, and vulnerabilities of those environments. We provide security and identity management, resource management, desktop, workgroup, and data center solutions on several operating systems, including Linux, NetWare®, Windows, and Unix. All of our solutions are supported by our global services and support, including consulting, training and technical support services.
      We deliver this value to our customers by developing, maintaining and delivering information solutions in the following categories:
      Identity-driven computing solutions. Our identity-driven computing products include applications that offer a broad set of capabilities that manage resources, assets, and people through the assignment of digital identities, including the following:

•	resource management capabilities for both desktop and server environments;

•	provisioning and de-provisioning capabilities; and

•	secure authentication and authorization services.
      We believe that customers have recognized the need to manage the access, utilization and optimization of assets through information systems that can help them understand, implement and administer business policies, not only within organizations, but also between organizations and their customers and trading partners. Our software solutions enable organizations to balance growing user demands for services and

Novell annual report 2005	1

information with demands for increased security and agility. Through identity-driven computing, customers can integrate business processes and systems, extending them within and across enterprise boundaries to interact with customers, employees, suppliers and partners. This affords organizations the opportunity to make changes to their business operations without incurring the cost of constantly changing individual software application components.
      These identity-based technologies not only regulate user access to data and applications, but are increasingly becoming the basis for securing and managing other information assets, including devices such as mobile phones and the components that make up today’s modern data centers. We believe that the combination of identity and business policy will increasingly become the preferred means by which businesses will manage the efficient utilization of all IT assets, and we have developed our solutions in this market to help our customers take advantage of these opportunities. Our identity-driven products can be deployed across a number of systems, including Linux, Unix, NetWare, and Windows, recognizing the heterogeneous nature of IT departments today. Our development strategy with respect to identity-driven computing has been to develop security and management technologies as a set of discrete software services that can be deployed as needed, as opposed to the use of a single monolithic application that can take years to implement and deploy without any immediate business benefit.
      Linux and platform services solutions. Our platform service offerings consist of operating systems, network services, and workgroup computing software solutions. We offer two major operating system platforms, SUSE® Linux and NetWare. These operating systems provide the foundation for value added network and workgroup computing solutions deployed on both servers and desktops. Our workgroup server product, Open Enterprise Server (“OES”) consists of enterprise-ready, scalable networking and collaboration services — including file, print, messaging, scheduling and directory-based management modules that allow customers to manage their computing environment from a single, central console deployed on either of our major operating systems platforms. Our workgroup software category also includes our collaboration technologies, including GroupWise® and NetMail® (which we have open-sourced key components of and donated to the Hulatm Project, an internet-based collaboration server), as well as our user desktop environments, including Novell® Linux Desktop. Our products are designed to operate within existing heterogeneous computing environments as well as to provide tools and strategies to allow easy migration between platforms to fit better with our customers’ technology plans.
      A major focus of our Linux and platform services solutions is to embrace and promote open source computing. Open source is a term used to describe software source code that generally allows free use, modification, and distribution of source code, subject to certain conditions. Open source software is generally built by a community of developers, many of whom are unaffiliated with each other. Corporations also fund open source projects or contribute code into open source to further assist the development efforts. We believe that a major shift toward the use of open source software is underway as companies are more critically evaluating the cost effectiveness of their information technology investments, see value in having access to the source code, and are looking for ways to avoid vendor lock-in.
      We believe that we are uniquely positioned to drive the transition to greater use of open source software, as well as to benefit from this trend. Widespread adoption of Linux and open source software was initially hindered by weak technical support, a shortcoming that we are particularly well positioned to address. We leverage our financial stability, experience, and global support capabilities to help our customers integrate Linux and other open source software into their existing IT environments. While the flexibility and cost savings of Linux and open source have made it attractive to enterprise customers, we believe these businesses continue to look to proprietary software vendors to provide applications, management and security. With our SUSE Linux open source platform and our other Linux and platform services solutions, our customers can deploy the best of proprietary and open source software that many businesses find more attractive. As an example, our GroupWise product allows customers to collaborate seamlessly across their Windows and Linux

2	Novell annual report 2005

environments. We also provide solutions allowing IT managers to centrally control Linux, NetWare and Windows systems in a consistent and straightforward way.
      Global services and support. We provide worldwide IT consulting, training and technical support services to address our customers’ needs. Our worldwide IT consulting practice provides the business knowledge and technical expertise to help our customers implement and achieve maximum benefit from our products and solutions. We also offer open source and identity driven services that are focused to aid our clients in rapidly integrating applications or migrating existing platforms to Linux.
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
      Our Annual Report, Securities and Exchange Commission (“SEC”) filings, earnings announcements, and other financial information are available on our Investor Relations website at http://www.novell.com/ir. We make our annual, quarterly, and current reports, including any amendments to those reports, freely available on our website as soon as reasonably practicable after they are filed with the SEC. Other information that we file with or submit to the SEC is also freely available on the SEC’s website at www.sec.gov. Mailed copies of these reports can be obtained free of charge through our automated telephone access system at (800) 317-3195 or by emailing Novell’s investor relations department at irmail@novell.com.
Components of Information Solutions Categories
      The following is a description of the core products and services that make up each of our information solution categories.
      A solution may be offered in the form of licenses, maintenance, stand-alone upgrade protection, or in the case of SUSE Linux Enterprise Server, a subscription. Maintenance includes upgrade protection, on a when-and-if available basis, and technical support. A subscription includes configuration support and updates and upgrades to the technology, on a when-and-if available basis. Typical maintenance, upgrade protection and subscriptions have a one to three year contract term.
      Identity-driven computing solutions.

•	Identity Manager is a powerful data-sharing and synchronization solution, often referred to as a meta-directory solution, which automatically distributes new and updated information across every designated application and directory on a network. This ensures that trusted customers, partners, and suppliers are accessing consistent information, regardless of the applications and directories to which they have access.

Novell annual report 2005	3

•	ZENworks® management products protect the integrity of networks by centralizing, automating, and simplifying every aspect of network management, from distributing vital information across the enterprise to maintaining consistent policies on desktops, servers, and devices on Linux, NetWare, and Windows environments.

•	eDirectorytm is a full-service, platform-independent directory that significantly simplifies the complexities of managing users and resources in a mixed Linux, NetWare, UNIX, and Windows environment. It is a secure, scalable, directory service that allows organizations to centrally store and manage information across all networks and operating systems and leverage existing IT investments.

•	BorderManager® is a suite of network services used to connect a network securely to the Internet or any other network, allowing outside access to intranets and user access to the Internet.

•	SecureLogin is a directory-integrated authentication solution that delivers reliable, single sign-on access across multi-platform networks, simplifying password management by eliminating the need for users to remember more than one password.

•	iChain® is an identity-based security solution that controls access across technical and organizational boundaries to applications, the web, and network resources. iChain separates security from individual applications and web servers, enabling single-point, policy-based management of authentication and access privileges throughout the Internet.
      Linux and platform services solutions.

•	Open Enterprise Server (“OES”) is a secure, highly available suite of services that provides proven networking, communication, collaboration and application services in an open, easy-to-deploy environment. OES provides customers the choice of deploying on either NetWare or SUSE Linux Enterprise Server and provides common management tools, identity-based services and support backed by Novell.

•	SUSE Linux Enterprise Server is an enterprise-class, open source server operating system for professional deployment in heterogeneous IT environments of all sizes and sectors. This operating system integrates all server services relevant in Linux and constitutes a stable and secure platform for the cost-efficient operation of IT environments.

•	NetWare is our proprietary operating system platform that offers secure continuous access to core network resources such as files, printers, directories, e-mail and databases seamlessly across all types of networks, storage platforms and client desktops.

•	GroupWise collaboration products offer traditional and mobile users solutions for communication over intranets, extranets and the Internet.

•	SUSE Linux, formerly SUSE Linux Professional, is an open source product that combines a fast, secure operating system with over 1,000 open source applications. It is ideal for new Linux users as well as technical enthusiasts, and it is available for download at OpenSUSE.org or available through the retail channel.

•	Novell Linux Desktop is a business desktop product that brings together the Linux operating environment with a complete set of office applications. Among the more significant business applications, it includes OpenOffice (an office productivity suite), Mozilla’s Firefox browser, and Novell Evolutiontm, a collaboration client for Linux.
      Global services and support.

•	Consulting services: We provide technical expertise to deliver world-class solutions, based on an innovative approach focused on solving our customers’ business problems. We deliver services ranging from discovery workshops to strategy projects to solution implementations, all using a consistent, well-

4	Novell annual report 2005

defined methodology. Our consulting approach is based on a strong commitment to open standards, interoperability, and the right blend of technology from Novell and other leading vendors.

•	Technical Support: We provide phone-based, web-based, and onsite technical support for our proprietary and open source products through our Premium Service program. Premium Service provides customers with the flexibility to select the appropriate level of technical support services, which may include stated response times, around-the-clock support, service account management, and dedicated resources, such as Novell’s most experienced engineers. The Dedicated Support Engineer, Primary Support Engineer, Advantage Support Engineer, and Account Management programs allow customers to build an ongoing support relationship with Novell at an appropriate level for their needs. We have committed a significant amount of technical support resources to the Linux open source platform. We also offer a full array of remote monitoring services and managed services. These services help customers increase system uptime, leveraging our experts to monitor and maintain the technologies our customers have employed.

•	Technical Support Alliance (“TSANet”): TSANet is an industry organization that enables worldwide seamless collaborative support for multi-vendor support issues. TSANet was originally organized in 1993, with Novell being instrumental in the formation and charter of the organization. Membership today consists of more than one hundred software and hardware companies, including industry leaders such as EMC Corporation (“EMC”), Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Microsoft Corporation (“Microsoft”), Novell, Sun Microsystems, Inc. (“Sun”), and Unisys Corporation. We are an active member of TSANet worldwide, with representation on both the North American Board of Trustees and the European Board of Directors. We were also a major supporter in the creation of the TSANet Linux Community and are a sponsor member of that community when it was announced in August 2004.

•	Training Services: We accelerate the adoption and enable the effective use of our products and solutions through the delivery of timely and relevant instructor-led and technology-based training courses, assessments and performance consulting services.
        Programs are delivered directly to customers and through our global channel of authorized Novell training partners. Our courses provide customers with a thorough understanding of the implementation, configuration, and administration of our products and solutions. Additionally, we offer performance consulting services that provide clients and partners with an evaluation of their proficiencies and their knowledge gaps. We also deliver Advanced Technical Training at an engineer level to customers and partners on a global basis. Our key certification programs include the following:

•	Certified Novell Engineersm (“CNE”) Program: Through the long-standing CNE® program, we are strengthening the networking industry’s self-support capability. CNE certificate holders are individuals who have received in-depth training and information and passed a comprehensive test validating their ability to proficiently administer both Novell and other networks.

•	Certified Linux Professional (“CLP”) Program: The CLP program represents the cornerstone of our commitment to providing training and certification options for our clients and partners who require credentials and validation of competency on our SUSE Linux Enterprise Server platform.

•	Certified Linux Engineer (“CLE”) Program: The CLE program represents the IT industry’s most advanced Linux engineering certification. Our Practicum testing technology allows us to validate a student or IT professional’s competencies versus the classic IT certification approach of testing book knowledge.
Strategy
      We offer enterprise class infrastructure software and services in a flexible combination of open source and proprietary technologies. Our strategy is to create products that enable our customers to manage, simplify, and

Novell annual report 2005	5

integrate their heterogeneous IT environments at low cost, and that are easy to implement, deploy and maintain. A key component of our strategy is to get key Novell product functions working on the Linux platform. We pursue our strategy through five key areas:

•	our products and services;

•	our professional services;

•	our alliances and partnerships;

•	our multi-channel go to market model; and

•	our personnel development.
Products and Services Strategy
      Our strategy is to develop role-based, policy-driven identity management technologies as a set of standards-based, discrete services, as opposed to a monolithic application dependent upon the use of proprietary software. We use our identity services offerings as a foundation for establishing long-term strategic relationships with key customers.
      Our strategy is to make our innovative, open standards-based products easy to deploy, simple to operate, reliable and scalable, enabling IT executives to create more robust computing environments at a lower cost of operation. We have embraced the open source movement, specifically through the distribution of SUSE Linux and other open source infrastructure software, and the provision of services. We provide these products and services from the desktop to the server to the mainframe. Our plan is to continue to use our significant engineering and support resources to encourage customers to adopt Linux, as well as other proven open source infrastructure software. One way we will accomplish this is to ensure all of our key product functions operate on the Linux platform.
Professional Services Strategy
      Our professional services strategy is to focus our consulting and training expertise on identity-driven solutions and open source software adoption, and to provide a full range of support services for all proprietary and open source products offered by us.
      Our strategy for our Celerant consulting business is to remain focused on delivering measurable and sustainable value to clients with a unique value-based pricing proposition. On November 2, 2005, we announced that our Board of Directors authorized management and our financial advisor, Citigroup Corporate and Investment Banking, to explore strategic alternatives for Celerant.
Alliances and Partnership Strategy
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
Multi-channel Go to Market Strategy
      We deliver solutions through direct and indirect channels, serving large organizations directly or with systems integration partners and serving small and medium organizations through our channel partners. We have reengaged and renewed our business partner and channel relationships, giving us a greater presence in the marketplace while lowering our distribution costs. To maximize our reach while ensuring the highest quality of service to our customers, we provide our channel partners complete access to all of our tools, training and methodologies.

6	Novell annual report 2005

Personnel Development Strategy
      Our employees are our most significant asset. We work continuously to update their skills, providing education and training to improve our productivity. We regularly assess our development progress and focus on key areas as appropriate.
      Where appropriate, we also intend to augment our offerings and delivery capabilities through acquisitions. Taken together, we believe the success of these key strategies will provide lasting benefits to our customers and stockholders alike.
Strategic Relationships
      We partner with industry leaders in the software, hardware, consulting, and system integration industries to bring to market our solution offerings. We believe that a well-managed and supported partnership portfolio is critical to our success in today’s competitive solutions market and helps increase our revenue and customer reach. Our business partner strategy is based on having a single partner program with a goal of providing consistent interactions with Novell focused on technology enablement, certification, joint marketing, and sales initiatives.
      To ensure partner efficiency, we have developed a partner ecosystem that combines our knowledge, services and solutions with that of our partners’ to provide customers the ability to adapt to, and profit from, the opportunities open source and identity brings to businesses. We become the foundation for the ecosystem, providing technology, programs, resources, and skills to create solutions and ensure that customers get the functionality and business value required to improve the bottom line results of their businesses.
      A list of our partners includes: IBM, HP, Dell, Inc., Intel Corporation, Oracle Corporation, SAP AG, Advanced Micro Devices, Inc., Veritas, Computer Associates International, Inc., EMC, and Adobe Systems, Inc. These partners are all members of the Novell PartnerNet® Program and gain value through participating in different partner tracks. Solution providers gain access to various marketing programs that help drive sales volumes. Technology partners receive solution developer toolkits and services that ensure successful enablement of their technology with our technology. Our training partners have opportunities to increase their skill levels and provide training services to our customers.
Segment and Geographic Information
      We sell our products, services, and solutions directly through our sales force and indirectly through resellers and distributors to corporations, government entities, and educational institutions both domestically and internationally.
      During fiscal years 2003, 2004, and 2005, our Chief Executive Officer and Worldwide Management Committee managed the overall growth and performance of the company in terms of the following segments:

•	North America — this geographic segment includes the United States and Canada.

•	EMEA — this geographic segment includes Eastern and Western Europe, the Middle East and Africa.

•	Asia Pacific — this geographic segment includes China, Southeast Asia, Australia, New Zealand and India.

•	Latin America — this geographic segment includes Mexico, Central America, South America and the Caribbean.

•	Japan — this geographic segment is a majority-owned joint venture between Novell and several other companies.

•	Celerant consulting — this segment provides operational strategy and implementation consulting services to a variety of customers mainly in Europe and the United States.

Novell annual report 2005	7

      All geographic segments sell our software and services. Celerant consulting offers management consulting services.
      Segment disclosures and geographical information for fiscal years 2005, 2004, and 2003 are presented in Part II, Item 8, Note W of the notes to the consolidated financial statements of this report, which is incorporated by reference into this Part I, Item 1. As our strategy continues to evolve, the way in which management views financial information to best evaluate performance and operating results may also change.
Acquisitions
      On August 11, 2005, we signed a definitive agreement to acquire the remaining 50% ownership of our joint venture in India from our joint venture partner for approximately $7.5 million in cash and other consideration. This acquisition gives us 100% ownership of this entity. The acquisition closed in the first quarter of fiscal 2006.
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
Product Development
      Product development activities are conducted throughout the world so that we may better meet the needs of our worldwide customer base. Our commitment to deliver world-class products that manage, simplify, secure, and accelerate business solutions means continued investment in product development. Our major product development sites include Provo, Utah; Waltham and Cambridge, Massachusetts; Nuremberg, Germany; Bangalore, India; and Prague, Czech Republic.
      In addition to technology developed in-house, our products also include technology developed by the open source community. Some of our product development engineers work as a part of open source development teams across the world. This involvement ensures our role in leading technical advances, developing new features and having input over timing of releases, as well as other information related to the development of the Linux kernel and other open source projects.
      Product development expenses for the fiscal years 2005, 2004, and 2003 are discussed in Part II, Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference into this Part I, Item 1.
Sales and Marketing
      Our go to market strategy targets customers who are looking for solutions in the following five technology areas: data center, security and identity management, resource management, desktop and workgroup. We sell our business solutions via a multi-channel go to market model, with value added partners such as demand agents, vertical markets resellers, systems integrator distributors, and OEMs who meet our criteria, as well as selling directly to named enterprise customers. In addition, we conduct sales and marketing activities and provide technical support, training, and field service to our customers from our 21 U.S. and 99 international sales offices.

8	Novell annual report 2005

      Distributors. We have established a network of independent distributors who sell our products to resellers, dealers, VARs (value added resellers), and computer retail outlets. As of October 31, 2005, there were 14 U.S. distributors and approximately 114 international distributors.
      VARs and Systems Integrators. We also sell directly to VARs and systems integrators who provide solutions across multiple vertical market segments and whose volume of purchases warrants buying directly from us.
      OEMs/Independent Hardware Vendors (“IHVs”)/ Independent Software Vendors (“ISVs”). We license subsets of products to domestic and international OEMs/ IHVs/ ISVs for integration with their products and/or solutions. As of October 31, 2005, we had agreements with approximately 140 IHVs and ISVs.
      End-User Customers. We have assembled worldwide field resources to work directly with enterprise end users and have entered into license agreements with over 7,600 customers to date. Additionally, product upgrades and software maintenance are sold directly to end-users. Customers can also purchase products and services under license agreements through partners or resellers in or near their geographic locations.
      Marketing Strategy. Our marketing strategy is to employ multiple channels of communications to raise awareness, generate demand and provide tools for our multi-channel field sales and services organizations. To achieve this, we examine and select market opportunities that best fit our current product portfolio. This includes researching geographic and industry markets, determining product life cycle maturity, and assessing competitive strategies. Our strategy is driven by a key set of metrics that include the measurement of awareness across geographies, specific lead generation metrics and deliverables to support the sales process. Our marketing strategy will be successful if we raise the average selling price of our products based on clear market differentiation, improve the win ratio of our sales force by providing quality training and tools, and shorten the sales cycle by providing convincing evidence of our capabilities to prospective customers. Our target marketing audience is the CIO and other senior IT executives responsible for key IT functions across the enterprise.
      Marketing Initiatives. Our marketing activities are varied but tightly focused. To more closely align our offerings with customers needs, we have developed a series of strategic campaigns based on the five key technology areas listed above. Our marketing campaigns are based on our positioning of “Software for the Open Enterprisetm”. We offer enterprise-class infrastructure software and services with a flexible combination of open source and proprietary technologies. As a result, customers can reduce costs and complexity while increasing the return on their IT investment. Unlike other vendors, we also help customers migrate from proprietary to open source technology at a pace that suits them. We believe this positioning best serves us in increasing our relevance to our customers. These campaigns are fully integrated to deliver awareness through public relations, analyst relations, and trade shows; to generate demand through direct mail, calling campaigns, events and lead management activities; and to build infrastructure services including market research, competitive intelligence and development of our customer communities. As an example, we conduct BrainShare® user conferences throughout the year to inform and educate customers, partners, developers, and the press and analyst community about our product and solution strategies and offerings. In addition, we have other ongoing activities such as distribution of sales literature, press releases, periodic product announcements, support of Novell user groups, publication of technical and other articles in the trade press, and participation in industry seminars, conferences, and trade shows. These activities are all designed to educate the market and generate demand for our products and services.
      International Revenue. In fiscal years 2005, 2004, and 2003, approximately 58%, 56%, and 54%, respectively, of our revenue was generated from customers outside the U.S. Approximately 51% of our total revenue in fiscal 2005 was invoiced by us in U.S. dollars outside of the U.S. Local currency invoicing includes a significant portion of invoices generated in our Irish shared service center, as well as other international local office billings. In fiscal 2005, revenue in the United Kingdom accounted for approximately 13% of revenue based on revenue classified by location of the end-user customers. There were no foreign countries who

Novell annual report 2005	9

accounted for more than 10% of revenue in fiscal years 2004 and 2003. For information regarding risk related to foreign operations, see Part II, Item 7, “Factors Affecting Future Results of Operations,” which information is incorporated by reference into this Part I, Item 1.
Major Customers
      None of our customers accounted for more than 10% of our revenue in fiscal year 2005, 2004, or 2003.
Manufacturing Suppliers
      Our physical products, which consist primarily of discs and manuals, are duplicated by outside vendors. Multiple high-volume manufacturers are available. We do not rely on a single provider for our raw materials, nor have we encountered problems with our existing manufacturing suppliers.
Backlog
      Lead times for our products are relatively short. Consequently, we do not believe that backlog is a reliable indicator of future revenue or earnings. Our practice is to ship products promptly upon the receipt of purchase orders from our customers and, therefore, backlog is not significant.
Competition
Geographic segments
      The market for identity-driven computing solutions and Linux and platform services solutions is highly competitive and subject to rapid technological change. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that competitive factors common to all of our geographic segments include the following:

•	our ability to preserve our traditional customer base;

•	our ability to sell an overall solution comprised of our product with services from us or our partners;

•	the timing and market acceptance of new solutions developed by us and our competitors;

•	brand and product awareness;

•	the ability of Linux and open source solutions to provide a lower total cost of ownership;

•	the completeness of our suite of product and solutions offerings to solve customer problems;

•	our ability to establish and maintain key strategic relationships with distributors, resellers, independent software vendors, and other partners; and

•	the pricing of our products and services and the pricing strategies of our competitors.
      Primary competitors of our identity-driven computing solutions include Microsoft, IBM, Sun, Oracle, HP, Altiris, Inc., LANDesk, Inc., and Computer Associates. Primary competitors for our Linux and platform services solutions include Microsoft, and Red Hat. Primary competitors of our global services and support group include IBM, Accenture, HP, Computer Services Corporation (“CSC”) and Capgemini Group.
      One pervasive factor facing us and all companies doing business in our industry is the presence — and dominance — of Microsoft. In a decision upheld by a federal appellate court, Microsoft was found to have violated Section 2 of the Sherman Act by unlawfully acting to maintain its monopoly over desktop operating systems. In a decision by the European Commission (“EC”) in 2004, now on appeal, the EC found Microsoft in violation of Article 82 of the EC Treaty for refusal to supply critical interoperability information to its competitors, including Novell. We remain concerned that Microsoft may continue to engage in business practices that unfairly inhibit the growth of its competitors, including Novell, and that the settlement of the

10	Novell annual report 2005

litigation between the Department of Justice and Microsoft and the decision in the EC will not significantly affect Microsoft’s practices.
Celerant consulting segment
      The key competitive factors faced by the Celerant segment are attracting and retaining the highest quality consultants, increasing the depth of our skills and expertise, broadening our consulting capabilities, and having expertise in key functional areas. The market for management consulting services is highly competitive due to the existence of various large consulting firms. Many of these companies have greater financial, technical and marketing resources and greater name recognition in the management consulting area, which could inhibit our ability to grow our consulting business. Additionally, the worldwide marketplace for management consulting services is highly fragmented. In different regions of the world, there may be multiple competitors, many with niche consultancies. Examples of these various competitors include: A.T. Kearney, Inc., McKinsey & Co., IBM Global Services, Capgemini, and The Management Consulting Group PLC.
Copyright, Licenses, Patents, and Trademarks
      We rely on copyright, patent, trade secret, and trademark law, as well as provisions in our license, distribution, and other agreements to protect our intellectual property rights. Our portfolio of patents, copyrights, and trademarks as a whole is material to our business but no individual piece of intellectual property is critical to our business. We have been issued what we consider to be valuable patents and have numerous other patents pending. No assurance can be given that the pending patents will be issued or, if issued, will provide protection for our competitive position. Notwithstanding our efforts to protect our intellectual property through contractual measures, unauthorized parties may still attempt to violate our intellectual property rights.
      Our business includes a mix of proprietary offerings and offerings based on open source technologies. With respect to proprietary offerings, we perform the majority of our development efforts internally, but we also acquire and license technologies from third parties. No one license is critical to our business. Our open source offerings are primarily comprised of open source components developed by independent third parties over whom we exercise no control. The collective licenses to those open source technologies are critical to our business. If we are unable to maintain licenses to these third party open source materials, our distribution of relevant offerings may be delayed until we are able to develop, license, or acquire replacement technologies. Such a delay could have a material adverse impact on our business.
      In November 2005, Open Invention Network LLC (“OIN”) was established by us, IBM, Philips, Red Hat and Sony. OIN is a privately held company that has and will acquire patents to promote Linux and open source by offering its patents on a royalty-free basis to any company, institution or individual that agrees not to assert its patents against the Linux operating system or certain Linux-related applications. In addition, OIN, in its discretion, will enforce its patents to the extent it believes such action will serve to further protect and promote Linux and open source.
      The software industry is characterized by frequent litigation regarding patent, copyright and other intellectual property rights and trends suggest that this may increase. From time to time, we have had infringement claims asserted by third parties against us and our products. While there are no known pending or threatened claims against us for which we expect to have an unsatisfactory resolution that would have a material adverse effect on our results of operations and financial condition, there can be no assurance that such claims will not be asserted, or, if asserted, will be resolved in a satisfactory manner. In addition, there can be no assurance that third-parties will not assert other claims against us with respect to any third-party technology. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

Novell annual report 2005	11

      In the event of an adverse result in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that was the subject of the litigation. There can be no assurance that we would be successful in such development or that any such licenses would be available.
      In addition, the laws of certain countries in which our products are or may be developed, manufactured, or sold may not protect our products and intellectual property rights to the same extent as the laws of the U.S.
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
Employees
      As of December 31, 2005, we had 5,066 permanent and temporary employees. The functional distribution of our employees was: sales and marketing — 1,162; product development — 1,404; general and administrative — 729; and service, consulting, training, and operations — 1,771. Of these, 2,566 employees are in locations outside the U.S. All of our U.S. personnel are based at our facilities in Utah, Massachusetts, California, and various U.S. field offices. None of our employees are represented by a labor union, and we consider our employee relations to be good.
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
Executive Officers
      Set forth below are the names, ages, and titles of the persons currently serving as our executive officers.

Name	Age	Position

Jack L. Messman	65	Chairman of the Board and Chief Executive Officer
Ronald W. Hovsepian	44	President and Chief Operating Officer
Dr. Jeffrey Jaffe	51	Executive Vice President and Chief Technology Officer
Joseph S. Tibbetts, Jr.	53	Senior Vice President and Chief Financial Officer
Alan J. Friedman	58	Senior Vice President, People
Joseph A. LaSala, Jr.	51	Senior Vice President, General Counsel and Secretary
Susan Heystee	43	President, Novell Americas
Tom Francese	55	Senior Vice President, and President, EMEA Operations

Jack L. Messman
      Jack L. Messman became Chief Executive Officer and President of Novell in July 2001 in connection with Novell’s acquisition of Cambridge Technology Partners, Inc. (“Cambridge”) and held the title of President until October 2005. Mr. Messman has been a director of Novell since 1985 and was appointed Chairman of the Board of Directors in November 2001. From August 1999 to July 2001, Mr. Messman was President and Chief Executive Officer of Cambridge. Mr. Messman was the Chief Executive Officer of Union Pacific Resources Group Inc. (“UPR”), an oil and gas company, from 1991 to August 1999 and its Chairman

12	Novell annual report 2005

from 1996 to August 1999. Mr. Messman is also a director of Safeguard Scientifics, Inc., RadioShack Corporation, and Timminco, Ltd.

Ronald W. Hovsepian
      Ronald W. Hovsepian, Novell’s President and Chief Operating Officer since November 2005, joined Novell in June 2003 as President, Novell North America. From May 2005 to November 2005, Mr. Hovsepian served as Executive Vice President and President, Worldwide Field Operations. Before coming to Novell, Mr. Hovsepian was a Managing Director with Bear Stearns Asset Management, a technology venture capital fund, from February to December 2002. From March 2000 to February 2002, Mr. Hovsepian served as Managing Director for Internet Capital Group, a venture capital firm. Prior to that, Mr. Hovsepian served in a number of executive positions with IBM over a 17-year period. Mr. Hovsepian is also the non-executive chairman of the board of directors of Ann Taylor Corporation.

Dr. Jeffrey Jaffe
      Dr. Jeffrey Jaffe, Novell’s Executive Vice President and Chief Technology Officer, joined Novell in November 2005. From October 2001 until October 2005 Dr. Jaffe served as president of Bell Labs Research and Advanced Technologies. Prior to that, Dr. Jaffe held a variety of technical and management positions with IBM, most recently serving as general manager of IBM’s SecureWay business unit, where he was responsible for IBM’s security, directory, and networking software business.

Joseph S. Tibbetts, Jr.
      Joseph S. Tibbetts, Jr. joined Novell in February 2003 as Senior Vice President and Chief Financial Officer. Mr. Tibbetts served as a member of Novell’s Board of Directors from November 2002 until February 2003, at which time he resigned from the Board to join our management team. Mr. Tibbetts served as a General Partner of Charles River Ventures, a venture capital firm, from March 2000 to June 2002. Prior to that, Mr. Tibbetts served as the Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer of Lightbridge, Inc., a firm focusing on customer relationship management solutions for the telecommunications industry, from May 1998 to February 2000. Prior to that, Mr. Tibbetts served as Vice President, Finance and Administration, Chief Financial Officer and Treasurer of SeaChange International, Inc., a developer and manufacturer of digital server systems for the television industry, from June 1996 to March 1998. Prior to that, Mr. Tibbetts spent 20 years at Price Waterhouse LLP (now PricewaterhouseCoopers) where he was an audit partner for ten years and led the firm’s national software practice.

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

Joseph A. LaSala, Jr.
      Joseph A. LaSala, Jr. became Senior Vice President, General Counsel and Secretary of Novell in July 2001 in connection with Novell’s acquisition of Cambridge. From March 2000 to July 2001, Mr. LaSala served as Senior Vice President, General Counsel and Secretary of Cambridge. Prior to joining Cambridge, Mr. LaSala served as Vice President, General Counsel and Secretary of UPR from January 1996 to March 2000. Mr. LaSala is a member of the board of directors of Buckeye GP LLC, the general partner of Buckeye Partners, L.P.

Novell annual report 2005	13

Susan Heystee
      Susan Heystee has served as President, Novell Americas since July 2005. Ms. Heystee joined Novell in March 2004 as vice president and area general manager for the Midwest area of North America. Prior to joining Novell, Ms. Heystee served as President, Baan Americas, a software company providing supply chain management applications, from October 2000 to October 2002. After the acquisition of Baan by SSA Global, also a software company providing supply chain management applications, Ms. Heystee served as SSA’s Executive Vice President, Worldwide Sales and Delivery from October 2002 to March 2004.

Tom Francese
      Tom Francese joined Novell in October 2005 as Senior Vice President and President of Novell EMEA Operations. Prior to joining Novell, Mr. Francese held numerous executive sales positions with IBM over a 30-year period, except for February 2000 to June 2000 during which he served as a Managing Director of Deutsche Bank with responsibilities in information technology.

Item 1A.	Risk Factors

Our NetWare revenue stream continues to deteriorate.
      We have been selling and upgrading NetWare for many years, sales of which have been declining. Our strategy is to offset these declines by sales of our next generation of NetWare enterprise-ready operating system and services, Open Enterprise Server, which gives customers the opportunity to choose between a NetWare operating system and a Linux operating system, providing NetWare customers a means to migrate to Linux and open source solutions. However, NetWare and OES combined license and maintenance revenue of our business declined by $21.4 million in fiscal 2005, excluding the impact of favorable foreign exchange rates. If our strategy is unsuccessful, our NetWare and OES revenue stream will deteriorate faster than the growth of revenue streams from our other products.

If our identity-driven computing solutions and Linux and platform services solutions do not grow at the rate we anticipate, our growth will be negatively impacted.
      Our product strategy focuses on two specific areas: identity-driven computing solutions, and Linux and platform services solutions with a specific emphasis on open source platforms. We have focused on these offerings because we believe that identity-driven solutions and open source platforms are two of the fastest growing segments in our industry, and we believe that they represent the best opportunity for us to profitably grow our revenue. Our ability to achieve success with this strategy is dependent on a number of factors including, but not limited to, the following:

•	the growth of these markets;

•	our development of key product solutions and upgrades;

•	the acceptance of our solutions by clients, particularly enterprise companies, large industry partners and major accounts;

•	enticing customers to upgrade from older versions of our products to newer versions; and

•	successfully selling technical support and other Novell solutions along with our products.

We may not be able to successfully compete in a challenging market for computer software and consulting services.
      The industries we compete in are highly competitive. We expect competition to continue to increase both from existing competitors and new market entrants. Competitors of our identity-driven computing solutions and Linux and platform services solutions include Microsoft, IBM, Sun, HP, Altiris, Oracle, LANDesk, and

14	Novell annual report 2005

Computer Associates. Our primary competitor in the North America Linux market is Red Hat. Competitors of our global services and support group include IBM, Accenture, HP, CSC and Capgemini. Competitors of our Celerant consulting segment include A.T. Kearney, McKinsey & Co., IBM Global Services, Capgemini, and The Management Consulting Group. Many of our competitors have greater financial, technical and marketing resources than we have. We believe that competitive factors common to all of our segments include:

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

Novell annual report 2005	15

Legal actions being taken by SCO could adversely affect our revenue and business plan if these legal actions cause a reduction in demand for our SUSE Linux and Ximian® products.
      SCO filed a legal action in March 2003 against IBM alleging, among other things, that Linux is an unauthorized derivative of UNIX and that portions of UNIX intellectual property that SCO alleges it owns have been included in the Linux operating system without authorization. In addition, SCO has warned that legal liability for the use of Linux may extend to commercial users, has threatened users with litigation and sought licensing fees from them, and more recently has filed Linux related suits against other parties. As discussed below, SCO has sued Novell for slander of title relating to disputes about whether Novell or SCO owns the copyrights to UNIX, on which some of SCO’s Linux-related claims depend. It is possible that SCO’s actions may reduce general demand for Linux and Linux related products and services. In this event, demand for our Linux (or open source) products and services could decrease, thereby reducing revenue, and would otherwise adversely affect our business since we have made a strategic decision to become active in the Linux market.
A lawsuit filed against us by SCO could result in a substantial judgment against us and adversely affect our revenue and business plan if they are successful.
      In January 2004, SCO filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. We removed the claim to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare have harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. The District Court dismissed the original complaint, but allowed SCO an opportunity to file an amended complaint, which SCO did in July 2004. As with the original complaint, SCO is again seeking to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights and to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights and to pay actual, special and punitive damages in an amount to be proven at trial. Our revenue and business plan could be adversely affected if SCO is ultimately successful.
We have experienced delays in the introduction of new products due to various factors, resulting in lost revenue.
      We have in the past experienced delays in the introduction of new products due to a number of factors, including the complexity of software products, the need for extensive testing of software to ensure compatibility of new releases with a wide variety of application software and hardware devices, the need to “debug” products prior to extensive distribution, and with regard to our open-source products, our increasing reliance on the work of third parties not employed by Novell. Additionally, our open source offerings depend to a large extent on the efforts of developers not employed by us for the creation and update of open source technologies. For example, Linus Torvalds, the original developer of the Linux kernel, and a small group of engineers, many of whom are not employed by us, are primarily responsible for the development and evolution of the Linux kernel that is a key component of our Open Enterprise Server offering. The timing and nature of new releases of the Linux kernel are controlled by these third parties. Delays in developing, completing, or shipping new or enhanced products could result in delayed or reduced revenue for those products and could adversely impact customer acceptance of those offerings.
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

16	Novell annual report 2005

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
      We maintain relationships with IT services organizations that recommend, design and implement solutions that include our products for their customers’ businesses. Any of these organizations could decide at any time to not continue to do business with us or to not recommend our products. A change in the willingness of these IT service organizations to do business with us or recommend our products could result in lower revenue.
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

Novell annual report 2005	17

Our financial and operating results may vary and may fall below analysts’ estimates, which may cause the price of our common stock to decline.
      We currently provide estimates of our revenue and earnings per share for only the upcoming quarter, and the first quarter of fiscal 2006 is the first time where we have provided such guidance in several years. Our operating results may fluctuate from quarter to quarter due to a variety of factors including, but not limited to:

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
      We are a global corporation with subsidiaries, offices and employees around the world and, as such, we face risks in doing business abroad that we do not face domestically. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

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

18	Novell annual report 2005

Some of our short-term, long-term, and venture capital fund investments have become impaired and additional investments could become impaired.
      Our investment portfolio includes investments in public equity securities, small capitalization stocks in the high-technology industry sector, private companies, and funds managed by venture capitalists. Many of these investments might become other-than-temporarily impaired. During our fiscal years ended October 31, 2005, 2004 and 2003, we recorded impairment charges of $3.4 million, $5.4 million and $34.7 million, respectively, related to some of the investments in our portfolio that experienced an other-than-temporary decline in market value. If the funds in which we have invested suffer poor financial performance, or if the private companies in which we have invested are not successfully acquired or undertake initial public offerings, the value of our investments may decrease further.
Our consulting services contracts contain pricing risks and, if our estimates prove inaccurate, we could lose money.
      Our IT and Celerant consulting businesses derive a portion of their revenue from fixed-price, fixed-time contracts. Because of the complex nature of the services provided, it is sometimes difficult to accurately estimate the cost, scope and duration of particular client engagements. If we do not accurately estimate the resources required for a project, do not accurately assess the scope of work associated with a project, do not manage the project properly, or do not satisfy our obligations in a manner consistent with the contract, then our costs to complete the project could increase substantially. We have occasionally had to commit unanticipated additional resources to complete projects, and may have to take similar action in the future. We may not be compensated for these additional costs or the commitment of these additional resources. Additionally, our Celerant consulting business derives revenue from projects priced on a contingency basis. If results are not met, or if a dispute arises, we may not be able to realize a proportion of the overall fee, which is dependent on project achievements.
Our IT and Celerant consulting clients may cancel or reduce the scope of their engagements with us on short notice.
      If our clients cancel or reduce the scope of an engagement with our IT or Celerant consulting businesses, we may be unable to reassign our professionals to new engagements without delay. Personnel and related costs constitute a substantial portion of our operating expenses. Because these expenses are relatively fixed, and because we establish the levels of these expenses well in advance of any particular quarter, cancellations or reductions in the scope of client engagements could result in the under-utilization of our professional services employees, causing significant reductions in operating results for a particular quarter.
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

Item 1B.	Unresolved Staff Comments
      None.

Novell annual report 2005	19

Item 2.	Properties
      In the U.S., we own approximately 887,000 (and occupy approximately 831,000) square feet of office space on 46 acres in Provo, Utah, which is used for administrative offices and product development center. We also occupy 85,000 square feet of warehouse space in and around Provo for operational support. We lease 105,000 square-feet of office space in Waltham, Massachusetts, and occupy 96,000 square-feet as our corporate headquarters and principal executive offices. This facility is also used for product development. We lease approximately 177,000 square-feet of an office building in Cambridge, Massachusetts, of which we occupy approximately 22,000 square feet for product development activities and sublease approximately 155,000 square-feet. We lease a 100,000 square-foot facility in Billerica, Massachusetts, which is currently unoccupied. With the acquisition of Tally Systems, Inc., we assumed a lease of a 64,000 square-foot facility in Lebanon, New Hampshire, of which 17,000 square feet is used for product development and 42,000 square feet is subleased. With the acquisition of Immunix, we assumed a lease of a 4,000 square foot facility in Portland, Oregon, which is used for product development. In addition, we lease sales and support offices in California, Connecticut, Florida, Georgia, Illinois, Michigan, Minnesota, Missouri, New York, Texas, Utah, Virginia, and Washington.
      Internationally, we own an 85,000 square-foot office building in Bracknell, United Kingdom, a 39,000 square-foot building in Capelle, Netherlands, and an 18,000 square-foot building in Johannesburg, South Africa, all of which are used for sales and administrative offices. With the acquisition of the remaining interest in Onward Novell in the first quarter of fiscal 2006, we acquired sole ownership interest in a 29,000 square foot building in Mumbai, India, which is used for sales and support activities. We lease and occupy a 20,000 square-foot facility in Dublin, Ireland, which is used as a shared services center and for product localization, a 29,000 square-foot facility in Richmond, United Kingdom, 10,000 square feet of which is used as headquarters and administrative offices for our Celerant subsidiary, and an 80,000 square-foot facility in Bangalore, India, which is used as a product development center. We also lease a 64,000 square foot facility in Nuremberg, Germany, primarily used for product development activities.
      We have subsidiaries in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Colombia, Czech Republic, Denmark, Finland, France, Germany, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, New Zealand, Norway, Philippines, Portugal, Scotland, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, Taiwan, United Kingdom, and Venezuela, each of which leases a small facility used as sales and support offices.
      The terms of the above leases vary from month-to-month to up to 20 years. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon favorable terms.

Item 3.	Legal Proceedings
      In November 2004, we filed suit against Microsoft in the U.S. District Court, District of Utah. We are seeking treble damages under the Clayton Act, plus interest, in an amount to be determined at trial based on claims that Microsoft eliminated competition in the office productivity software market during the time that we owned the WordPerfect word-processing application and the Quattro Pro spreadsheet application. Among other claims, we allege that Microsoft withheld certain critical technical information about Windows from us, thereby impairing our ability to develop new versions of WordPerfect and other office productivity applications, and that Microsoft integrated certain technologies into Windows designed to exclude WordPerfect and other Novell applications from relevant markets. In addition, we allege that Microsoft used its monopoly power to prevent OEMs from offering WordPerfect and other applications to customers. On June 10, 2005, Microsoft’s motion to dismiss the complaint was granted in part and denied in part. Thereafter, Microsoft asked that the Court’s decision be certified for interlocutory appeal to the United States Fourth Circuit Court of Appeals. The Court granted this request on August 19, 2005 and it is now up to the Fourth Circuit Court whether it will consider an appeal at this time. While there can be no assurance as to the ultimate disposition

20	Novell annual report 2005

of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations, or cash flows.
      In January 2004, the SCO Group, Inc. (“SCO”) filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. We removed the claim to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare have harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. The District Court dismissed the original complaint, but allowed SCO an opportunity to file an amended complaint, which SCO did in July 2004. As with the original complaint, SCO is again seeking to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights and to cause us to pay actual, special and punitive damages in an amount to be proven at trial. On June 27, 2005, our motion to dismiss SCO’s amended complaint was denied. On July 29, 2005, we filed an answer to the complaint setting forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. We believe that we have meritorious defenses to SCO’s claims and meritorious support for our counterclaims. Accordingly, we intend to vigorously pursue our claims while defending against the allegations in SCO’s complaint. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.
      SilverStream, which we acquired in July 2002, and several of its former officers and directors, as well as the underwriters who handled SilverStream’s two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of the issuers, including SilverStream. A Consolidated Amended Complaint with respect to all of these companies was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the Court. While we believe that SilverStream and its former officers and directors have meritorious defenses to the claims, a tentative settlement has been reached between many of the defendants and the plaintiffs, which contemplates a settlement of the claims, including the ones against SilverStream and its former directors and officers. The settlement agreement, however, has not been finally approved by the Court. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.
      In February 1998, a suit was filed in the U.S. District Court, District of Utah, against us and certain of our officers and directors, alleging violation of federal securities laws by concealing the true nature of our financial condition and seeking unspecified damages. The lawsuit was brought as a purported class action on behalf of purchasers of our common stock from November 1, 1996 through April 22, 1997 (the “class members”). After a first dismissal of the suit on November 3, 2000 and a subsequent amendment to the complaint filed on February 20, 2001, the U.S. District Court dismissed the amended complaint with prejudice for failure to state a claim. Much of the District Court’s Order of Dismissal was affirmed by the Tenth Circuit Court of Appeals while certain claims were remanded for the District Court’s further review. We and our directors’ and officers’ liability insurance carriers agreed to a proposed settlement that includes a settlement payment of $13.9 million to a settlement fund for the class members. Of this amount, we

Novell annual report 2005	21

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

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

22	Novell annual report 2005

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities
      Novell’s common stock trades in the Nasdaq National Market under the symbol “NOVL.” The following chart sets forth the high and low sales prices of our common stock during each quarter of the last two fiscal years:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2005
High	$7.70	$6.23	$6.69	$7.77
Low	$5.49	$4.94	$5.68	$5.80
Fiscal 2004
High	$12.93	$14.24	$10.98	$7.45
Low	$5.64	$9.31	$6.32	$5.62
      No dividends have been declared on our common stock. We have no current plans to pay dividends on our common stock, and intend to retain our earnings for use in our business. There were 8,055 stockholders of record at December 31, 2005.
Repurchases of Common Stock
      On September 22, 2005, our board of directors approved a share repurchase program for up to $200 million of our stock through September 21, 2006. As of October 31, 2005, no shares of common stock had been repurchased under this program.

Novell annual report 2005	23

Item 6.	Selected Financial Data

	Fiscal Year Ended

	October 31,	October 31,	October 31,	October 31,	October 31,
	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statement of operations
Net revenue	$1,197,696	$1,165,917	$1,105,496	$1,134,320	$1,050,796
Gross profit	754,577	750,238	666,778	684,902	712,162
Income (loss) from operations(b)	432,638	65,692	(27,822)	(68,125)	(120,813)
Income (loss) before taxes	466,142	74,974	(55,010)	(92,225)	(276,766)
Income tax expense (benefit)	89,420	17,786	106,894	10,896	(14,944)
Net income (loss) before accounting change	376,722	57,188	(161,904)	(103,121)	(261,822)
Cumulative effect of accounting change, net of tax(a)	—	—	—	(143,702)	(11,048)
Net income (loss)	376,722	57,188	(161,904)	(246,823)	(272,870)
Net income (loss) available to common stockholders, diluted	$378,159	$30,818	$(161,904)	$(246,823)	$(272,870)
Net income (loss) per common share, diluted	$0.86	$0.08	$(0.44)	$(0.68)	$(0.82)
Balance sheet
Cash, cash equivalents and short-term investments	$1,654,904	$1,211,467	$751,852	$635,858	$705,243
Working capital	1,256,123	843,930	406,014	330,232	419,458
Total assets	2,761,858	2,293,358	1,569,572	1,667,266	1,907,001
Senior convertible debentures	600,000	600,000	—	—	—
Series B Preferred Stock	9,350	25,000	—	—	—
Total stockholders’ equity	$1,386,486	$963,364	$934,470	$1,065,542	$1,270,667

(a)	In fiscal 2001, we changed our method of accounting for revenue related to retail channel product sales to distribution channel partners from recognizing the revenue upon shipment to the distribution partner to recognizing such revenue upon sale to the end customer. In fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” resulting in a transitional goodwill impairment loss.

(b)	In the first quarter of fiscal 2005, we recognized a gain on a litigation settlement with Microsoft to settle potential anti-trust litigation of $447.6 million.
See the Management’s Discussion and Analysis of Financial Condition and Results of Operations section for a discussion of data comparisons.

24	Novell annual report 2005

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      With respect to the U.S. economy, spending continues to improve in many of the areas of information technology (“IT”) that we target. These areas include enterprise and other critical application development, enterprise storage and enterprise integration projects, compliance resulting from Sarbanes-Oxley regulations, and standardization of application systems. Enterprises are also consolidating their IT environments to lower their costs. Sales cycles of our products and services are still relatively long, with customers frequently requiring a product pilot before a larger purchase will occur. In our EMEA segment, the European economy is flat, and market spending is still below expectations with long sales cycles and a clear focus on IT cost savings. Consolidation of platforms and security remain high priority items for our customers, and initiatives on auditing in the health and public sector are increasing on a small enterprise and local government scale. Our EMEA segment remains a focus for our management and we expect to face continued financial challenges here. The economy in Asia Pacific, including Japan, is mixed as some regions continue to struggle with core economic issues and others are growing at or above global rates.
      As a result, our strategic focus is to provide enterprise-class infrastructure software and services with a flexible combination of open source and proprietary technologies. By implementing our solutions, customers can reduce costs and complexity while increasing the return on their IT investment. Unlike other providers, we help customers migrate from proprietary solutions to open source technology at a pace that best suits them.
      In support of this strategy, we have identified several key initiatives. These initiatives include:

•	increasing revenue from our Linux and Open Source product offerings;

•	increasing revenue from our Identity and Resource Management product offerings;

•	reducing reliance on our traditional product offerings, such as NetWare, and;

•	expanding our global reach with a strong, directed go to market plan.
      Our initiatives and their implementation involve opportunities, risks and challenges. The following discusses our progress regarding these initiatives and their implementation during fiscal 2005, as well as the risks and challenges we believe we face over the next year.

•	One of our most important strategies is to embrace the open source movement and to develop a competitive position in the Linux market. As part of the effort to build our competitive position, we offer a full range of enterprise solutions on the Linux platform, from the desktop, to the server, to the mainframe. Our strategy is to help grow the market for Linux products and services beyond the growth rate for traditional, proprietary solutions. With an increasing market for such open source products and services, we believe that we will have the opportunity to improve our market share position as well as sell additional products and services to our installed base. Linux enterprise customer successes throughout 2005 include: ADP, AMD, Bear Stearns, Circuit City, Citigroup, Department of Energy, Deutsche Bank, Freddie Mac, Fannie Mae, Kmart, Lowe’s, Marriott, National Institutes of Health, Ritz Camera, Safeway, Time Warner Cable, U.S. Postal Service and Verizon. In the North America segment, we have been largely successful when competitively bidding for large deployments of Linux in enterprises running mission critical applications. Large enterprises choose Novell for their mission critical deployments of Linux for several reasons: our expertise in enterprise Linux integration, our 20-year experience in delivering enterprise-class support, and the breadth of our integrated, Linux ready solutions. In 2006, we must continue further to develop and deliver migration tools, education and training in order to facilitate customers implementing open source technologies.

•	We intend to grow our position in the Identity and Resource Management market by offering the most comprehensive suite of products that address customer problems in the areas of security, compliance, risk mitigation and systems management. This requires enterprises to cost-effectively secure and

Novell annual report 2005	25

protect business assets without compromising new business opportunities or reducing operational effectiveness. Organizations must also manage their heterogeneous IT environments in a cost effective manner while ensuring compliance with business and IT management processes. Novell’s unique role-based, policy-driven approach has been well received and our business in this area continues to grow at or above industry rates. Our proven track record of successful implementations, experience and technology, and our partners’ expertise provide the most comprehensive identity-driven computing solutions in the industry today. Our planned release of additional identity and resource management products in fiscal 2006, should provide additional strength to this product line. Adoption of Novell’s Identity solutions requires specialized expertise at the customer to deploy and maintain the Novell product set. Acquisition of these skills is not seen as a deterrent to purchase, however it may delay some purchasing decisions as customers fully evaluate the total cost of ownership over less integrated alternatives.

•	Novell must stabilize the decline of its revenue from traditional products, such as NetWare. Novell’s traditional revenue base is an important source of cash flow, and a potential opportunity for us to sell more products and services. With the release of our Open Enterprise Server (OES) product in March 2005, we have taken steps to help maintain that installed base and address revenue declines of these products. OES is a package of network services, such as network file and print services, deployable on either NetWare or SUSE Linux operating systems. OES offers customers a clear migration path to our Linux products, including migrating from competitive platforms. In 2006, we will continue to work with our customers to help them migrate from NetWare to OES with tools, training and education and to clearly articulate the return on investment of upgrading to Linux versus proprietary platforms.

•	We have re-architected our go to market plans, selecting key geographies in which to deploy our resources and clearly defining our partner and channel strategy. In addition, we have restructured our sales incentive plans to motivate our direct sales and channel partners to focus on key product areas globally. We have also created a new positioning for the field and customers, centered on the concept of “Software for the Open Enterprise”, with solutions in five key technology areas: data center, security and identity management, resource management, desktop, and workgroup. Our field resources have been trained and are now helping customers solve problems in these five key areas. Our go to market plans face risk primarily from larger competitors who may outspend our sales and marketing efforts in key geographic areas.

      In addition to our strategic initiatives, we have made a number of operational improvements in our business:

•	In November 2005, we undertook a significant restructuring action as part of our ongoing transition to Linux and identity management and 2006 fiscal year planning. We are concentrating our resources on key growth opportunities in the Linux, open source, identity and resource management markets to better align our costs with our revenue opportunities and our overall business strategy. To achieve greater operational efficiencies in the business, we are also focused on eliminating non-core assets.

•	In connection with our restructuring, we streamlined our field operations, segmenting our markets into what we consider to be primary markets — large, established markets where Novell has a significant customer presence and the ability to deliver the range of Novell products directly to the customer — and emerging markets, where we will look more to partners in our go to market and delivery. We believe this reorganization will also help us to leverage our direct sales force more effectively.

•	Cash flow from operations is our principal source of liquidity. We received a $448 million net cash infusion from the settlement of certain NetWare-related claims with Microsoft in November 2004.

•	The restructuring involved the elimination or cutback of certain product and service offerings. We expect that the annualized run rate cost savings to be realized as a result of this restructuring will be approximately $110 million. Some of these cuts are expected to negatively impact revenue in fiscal

26	Novell annual report 2005

year 2006. This negative impact does not include continued expected declines in our traditional business revenue, which was also a significant factor in our restructuring decision.

•	Our strong working capital will help facilitate the implementation of our transition, as well to quickly respond to market developments and business opportunities that may arise.

Critical Accounting Policies
      An accounting policy is deemed to be critical if it requires us to make an accounting estimate based on assumptions about matters that are uncertain at the time an accounting estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur periodically could materially change the financial statements. We consider accounting policies related to revenue recognition and related reserves, impairment of long-lived assets, and valuation of deferred tax assets and loss contingency accruals to be critical accounting policies due to the estimation processes involved in each.
      Revenue Recognition and Related Reserves. Our revenue is derived primarily from the sale of software licenses, software maintenance, upgrade protection, subscriptions of SUSE Linux Enterprise Server (“SLES”), technical support, training, and consulting services. Our customers include: distributors, who sell our products to resellers, dealers, and VARs; OEMs, who integrate our products with their products or solutions; VARs, who provide solutions across multiple vertical market segments which usually includes services; and end users, who may purchase our products and services directly from Novell or from other partners or resellers. Except for our SUSE Linux product, distributors do not order to stock and only order products when they have an end customer order, which they present to us. With respect to our SUSE Linux product, distributors place orders and the product is then sold through to end customers principally through the retail channel. OEMs report the number of copies duplicated and sold via an activity or royalty report. Software maintenance, upgrade protection, technical support, and subscriptions of SLES typically involve one to three year contract terms. Our standard contracts offer a 90-day right of return.
      Revenue is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and Staff Accounting Bulletin No. 104, “Revenue Recognition,” and related interpretations. When an arrangement does not require significant production, modification or customization of software or does not contain services considered to be essential to the functionality of the software, revenue is recognized when the following four criteria are met:

•	Persuasive evidence of an arrangement exists — We require evidence of an agreement with a customer specifying the terms and conditions of the products or services to be delivered typically in the form of a signed contract or statement of work accompanied by a purchase order.

•	Delivery has occurred — For software licenses, delivery takes place when the customer is given access to the software programs via access to a web site or shipped medium. For services, delivery takes place as the services are provided.

•	The fee is fixed or determinable — Fees are fixed or determinable if they are not subject to a refund or cancellation and do not have payment terms that exceed our standard payment terms. Typical payment terms are net 30 days.

•	Collection is probable — We perform a credit review of all customers with significant transactions to determine whether a customer is credit worthy and collection is probable. Prior Novell established credit history, credit reports, financial statements, and bank references are used to assess credit worthiness.

Novell annual report 2005	27

In general, revenue for transactions that do not involve software customization or services considered essential to the functionality of the software is recognized as follows:

•	Software license fees for our SUSE Linux product are recognized when the product is sold through to an end customer;

•	Software license fees for sales through OEMs are recognized upon receipt of license activity or royalty reports;

•	All other software license fees are recognized upon delivery of the software;

•	Software maintenance, upgrade protection, technical support, and subscriptions of SLES are recognized ratably over the contract term; and

•	Consulting, training and other similar services are recognized as the services are performed.
      If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. We record provisions against revenue for estimated sales returns and allowances on product and service-related sales in the same period as the related revenue is recorded. We also record a provision to operating expenses for bad debts resulting from customers’ inability to pay for the products or services they have received. These estimates are based on historical sales returns and bad debt expense, analyses of credit memo data, and other known factors, such as bankruptcy. If the historical data we use to calculate these estimates do not accurately reflect future returns or bad debts, adjustments to these reserves may be required that would increase or decrease revenue or net income.
      Many of our software arrangements include multiple elements. Such elements typically include any or all of the following: software licenses, rights to additional software products, software maintenance, upgrade protection, technical support, training and consulting services. For multiple-element arrangements that do not involve significant modification or customization of the software and do not involve services that are considered essential to the functionality of the software, we allocate value to each element based on its relative fair value, if sufficient Novell-specific objective evidence of fair value exists for each element of the arrangement. Novell-specific objective evidence of fair value is determined based on the price charged when each element is sold separately. If sufficient Novell-specific objective evidence exists for all undelivered elements, but does not exist for the delivered element, typically the software, then the residual method is used to allocate value to each element. Under the residual method, each undelivered element is allocated value based on Novell-specific objective evidence of fair value for that element, as described above, and the remainder of the total arrangement fee is allocated to the delivered element, typically the software. If sufficient Novell-specific objective evidence does not exist for all undelivered elements and the arrangement involves rights to unspecified additional software products, all revenue is recognized ratably over the term of the arrangement. If the arrangement does not involve rights to unspecified additional software products, all revenue is initially deferred until typically the only remaining undelivered element is software maintenance or technical support, at which time the entire fee is recognized ratably over the remaining maintenance or support term.
      In the case of multiple-element arrangements that involve significant modification or customization of the software or involve services that are considered essential to the functionality of the software, contract accounting is applied. When Novell-specific objective evidence exists for software maintenance or technical support in arrangements requiring contract accounting, the consulting and license fees are combined and revenue is recognized on the percentage of completion basis. The percentage of completion is generally calculated using estimated hours incurred to date relative to the total expected hours for the entire project. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. The maintenance or support fee is unbundled from the other elements and revenue is recognized ratably over the maintenance or support term.

28	Novell annual report 2005

When Novell-specific objective evidence does not exist for software maintenance or support, then all revenue is deferred until completion of the consulting services, at which time the entire fee is recognized ratably over the remaining maintenance or support period.
      Consulting project contracts are either time-and-materials or fixed-price contracts. Revenue from time-and-materials contracts is recognized as the services are performed. Revenue from fixed-price contracts is recognized based on the proportional performance method, generally using estimated time to complete to measure the completed effort. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. Consulting revenue includes reimbursable expenses charged to our clients.
      Celerant recognizes consulting revenue on base fees, milestone fees and success fees. Base fees are the element of total fees that are recognized based on expected efforts to be expended on a project. Milestone fees are the element of total fees for the project that are not billed in accordance with the resources used, but are linked directly to the achievement of specified criteria, which release the milestone payments. Success fees are incremental fees based on results that exceed base deliverables on the project. Revenue derived from the achievement of criteria relating to project milestones or project results is recognized only when they have been accepted and approved by the customer. Base fees are recognized according to the proportional performance to date, which is measured by applying the completed effort to date to the total fees (less project milestones and success fees) of each project. The completed effort to date is calculated as the proportion of man-weeks incurred to date relative to the total expected man-weeks for the entire project. The cumulative impact of any revision in estimates to complete or the recognition of losses on contracts is reflected in the period in which the changes or losses become known. Celerant consulting revenue includes reimbursable expenses charged to our clients.
      Long-lived Assets. Our long-lived assets include net fixed assets, long-term investments, goodwill, and other intangible assets. At October 31, 2005, our long-lived assets included $212 million of net fixed assets, $54 million of long-term investments, $395 million of goodwill, and $56 million of identifiable intangible assets.

Property, Plant, and Equipment. We periodically review our property, plant, and equipment for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could indicate an impairment include significant underperformance of the asset as compared to historical or projected future operating results, significant changes in the actual or intended use of the asset, or significant negative industry or economic trends. When we determine that the carrying value of an asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future cash flows. In determining whether an asset is impaired, we must make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, we may be required to record impairment charges for these assets.

Long-term Investments. The fair value of the long-term investments is dependent on the actual financial performance of the companies or venture funds in which we have invested, the investees’ market value, and the volatility inherent in the external markets for these investments. In assessing potential impairment for these private equity investments, we consider these factors as well as the historical and forecasted financial performance of our investees, the volatility inherent in the external market for these investments, and estimated potential for investment recovery based on all these factors. If any of these factors indicate that the investment has become other-than-temporarily impaired, we may have to record

Novell annual report 2005	29

additional impairment charges not previously recognized. During fiscal 2005, 2004, and 2003 we recognized $3.4 million, $5.4 million, and $34.7 million of impairment losses related to our long-term investments, respectively. If general market conditions do not improve, or if any of the companies or venture funds included in long-term investments do not meet performance goals, our investments could become other-than-temporarily impaired as their values decline, causing us to record further investment impairment charges. As of October 31, 2005, we have commitments to contribute an additional $21.6 million to certain of these ventures.

Goodwill and Intangible Assets. We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of August 1, or more frequently if events or changes in circumstances warrant, such as a material adverse change in the business. Goodwill is considered to be impaired when the carrying value of a reporting unit exceeds its estimated fair value. Indefinite-lived intangible assets are considered impaired if their carrying value exceeds their estimated fair value. Fair values are estimated using a discounted cash flow methodology. In assessing the recoverability of our goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process requires subjective judgment at many points throughout the analysis. Changes to the estimates used in the analyses, including estimated future cash flows, could cause one or more of the reporting units or indefinite-lived intangibles to be valued differently in future periods. Future analysis could potentially result in a non-cash goodwill impairment charge of up to $395.5 million, the full amount of our goodwill, depending on the estimated value of the reporting units and the value of the net assets attributable to those reporting units at that time.

During the fourth quarters of fiscal 2005, 2004, and 2003, we completed our annual goodwill impairment reviews based on August 1, 2005, 2004, and 2003 balances, respectively, and determined that there was no goodwill impairment as of those dates. These assessments are made at the reporting unit level, and therefore we could be subject to an impairment charge to goodwill or intangible assets if any one of the geographic segments or Celerant does not perform in line with forecasts in the future. In addition, changes in the assumptions used in the analyses could have changed the resulting outcomes. For example, to estimate the fair value of our reporting units at August 1, 2005, we made estimates and judgments about future cash flows based on our fiscal 2006 forecast and current long-range plans used to manage the business. These long-range estimates could change in the future depending on internal changes in our company as well as external factors. Future changes in estimates could possibly result in a non-cash impairment charge that could have a material adverse impact on our results of operations.

Developed technology and customer/ contractual relationships are amortized over three years as a cost of revenue. Patents are amortized over their estimated useful lives, generally ten years, as a cost of revenue. Customer/ contractual relationships are amortized over one to three years as a sales expense. Most of our trademarks/trade names have indefinite lives and therefore are not amortized but are reviewed for impairment at least annually. We review our finite-lived intangible assets periodically for indicators of impairment in accordance with SFAS No. 144 as described above. During fiscal 2005, we recorded a $1.5 million impairment charge for certain intangible assets we acquired as a part of the SilverStream and SUSE acquisitions. In fiscal 2003, we recorded a $23.6 million impairment charge for certain intangible assets we acquired as a part of the SilverStream acquisition.

      Deferred Tax Assets. We perform quarterly and annual assessments of the realization of our deferred tax assets considering all available evidence, both positive and negative. Assessments of the realization of deferred tax assets require that management make significant judgments about many factors, including the amount and likelihood of future taxable income. As a result of these assessments, we previously established valuation allowances on our deferred tax assets that were considered to be at risk due to their unique characteristics and limitations, such as capital loss carryovers and acquired tax attributes. Through the third quarter of fiscal 2003, we concluded that it was more likely than not that the remaining recognized deferred tax assets would be realized. The valuation allowance established in the fourth quarter of fiscal 2003 was

30	Novell annual report 2005

recorded as a result of our analysis of the facts and circumstances at that time, which led us to conclude that we could no longer forecast future U.S. taxable income under the more likely than not standard required by SFAS No. 109, “Accounting for Income Taxes.” Our cumulative pre-tax book loss for three consecutive years ended October 31, 2003 imposed a high standard for compelling, positive evidence of the likelihood of, and ability to forecast, future taxable income in the near term. As a result, in the fourth fiscal quarter 2003, we provided a full valuation allowance against net deferred tax assets carried on our balance sheet.
      During fiscal 2004, we generated U.S. pre-tax income. At October 31, 2004, we had been in a cumulative pre-tax loss position for each of the last three years. As a result, we continued to provide a full valuation allowance on our deferred tax assets. We generated U.S. pre-tax income for fiscal 2005. However, most of the U.S. earnings were attributable to the one-time, discrete income from the Microsoft settlement. Income from U.S. operations, excluding income from the Microsoft settlement, was slightly profitable. Substantial cumulative prior year U.S. losses remain, and we accordingly continue to provide a full valuation allowance on our net U.S. deferred tax assets at October 31, 2005.
      Loss Contingency Accruals and Restructurings. We are required to make accruals for certain loss contingencies related to litigation and taxes. We accrue these items in accordance with SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated however, the estimation of the amount to accrue requires significant judgment. Litigation accruals require we make assumptions about the future outcome of each case based on current information. Tax accruals require we make assumptions based on the results of tax audits, past experience and interpretations of tax law. When our restructurings include leased facilities, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we are required to make assumptions about future sublease income, which would offset our costs and decrease our accrual. From time to time, we are subjected to tax audits and must make assumptions about the outcome of the audit. If any of the estimates or their related assumptions change in the future, or if actual outcomes are different than our estimates, we may be required to record additional charges or reduce our accruals. During fiscal 2005, we recorded a $1.2 million adjustment to reduce previous restructuring accruals and a $5.3 million adjustment to increase merger liabilities primarily due to changes in estimates we originally made regarding future subleases. In fiscal 2004, we recorded a $4.9 million adjustment to a previous restructuring accrual due to changes in estimates we originally made regarding future sublease income, a $9.0 million reduction of our litigation accrual due to changes in the estimated outcome of certain ongoing legal cases and $6.0 million reduction to our income tax accrual to reflect current estimated tax exposures.
Results of Operations
Acquisitions

Tally Systems Corp.
      On April 1, 2005, we acquired a 100% interest in Tally Systems Corp., a privately-held company headquartered in Lebanon, New Hampshire. Tally provides automated PC hardware and software recognition products and services used by customers to manage hardware and software assets. These products and services are now part of our ZENworks product line. The purchase price was approximately $17.3 million in cash, plus transaction costs of $0.4 million and excess facility costs of $4.5 million recorded as an acquisition liability. Tally’s results of operations have been included in our statement of operations beginning on the acquisition date.

Immunix, Inc.
      On April 27, 2005, we acquired a 100% interest in Immunix, Inc., a privately-held company headquartered in Portland, Oregon, which provides enterprise class, host intrusion prevention solutions for the Linux platform. This acquisition enables us to expand security offerings on the Linux platform. The purchase price

Novell annual report 2005	31

was approximately $17.3 million in cash, plus transaction costs of $0.4 million. Immunix’s results of operations have been included in our statement of operations beginning on the acquisition date.

Salmon Ltd.
      On July 19, 2004, we purchased all of the outstanding stock of Salmon Ltd, a privately-held information technology services and consulting firm headquartered in Watford, England, for approximately $8.2 million in cash, plus merger and transaction costs of $0.6 million. Salmon’s results of operations have been included in our statement of operations beginning on the acquisition date.
      The purchase agreement provides for contingent payments of up to an additional $10.6 million based upon the future revenue and profitability of both Salmon and Novell in the United Kingdom over a period of two years. Approximately $3.2 million of contingent earnouts were recorded to goodwill in fiscal 2005. Any future earnout payments are expected to be capitalized as goodwill when and if paid.

SUSE LINUX AG
      On January 12, 2004, we purchased substantially all of the outstanding stock of SUSE LINUX AG, a privately-held company and a leading provider of Linux-based products, for approximately $210.0 million in cash, plus merger and transaction costs of $9.0 million. SUSE’s results of operations have been included in our statement of operations beginning on the acquisition date.

Ximian, Inc.
      On August 4, 2003, we acquired Ximian, Inc., a privately-held company and provider of desktop and server solutions that enable enterprise Linux adoption, for approximately $40.0 million in cash and transaction costs of $0.5 million. Ximian’s results of operations have been included in our statement of operations beginning on the acquisition date.

Revenue
      We sell our products, services, and solutions primarily to corporations, government entities, educational institutions, resellers and distributors both domestically and internationally. In the statement of operations, we categorize revenue as software licenses or maintenance and services. Software license revenue includes new and upgrade license revenue only. Maintenance and services includes SLES subscriptions, upgrade protection contracts, and all other revenue deferred due to contract terms.

	Fiscal Year Ended October 31,
				2005 vs	2004 vs
	2005	2004	2003	2004	2003

	(In thousands)			(Percentage change)
Software licenses	$213,803	$234,037	$265,256	(9)%	(12)%
Maintenance and services	983,893	931,880	840,240	6%	11%

Total net revenue	$1,197,696	$1,165,917	$1,105,496	3%	5%

      Overall, favorable foreign currency exchange rates increased revenue in fiscal 2005 by approximately $22.5 million compared to fiscal 2004. During fiscal 2005, we recognized Linux platform revenue of $148.1 million, including $85.3 million from sales of Open Enterprise Server (“OES”) subscriptions and $62.8 million from other Linux products. Linux platform revenue includes products and services, such as SLES, OES, Novell Linux Desktop, ZENworks Linux Management, SUSE Linux, technical support and other Linux product and service revenue.
      Software licenses revenue decreased in fiscal 2005 compared to fiscal 2004 primarily due to declines in license sales of workgroup products such as NetWare/OES and GroupWise. In addition, the decrease is due

32	Novell annual report 2005

to more of our customers purchasing under multiple product, multiple year subscription contracts, which we classify as maintenance and services.
      Maintenance and services revenue increased during fiscal 2005 compared to fiscal 2004 due primarily to higher IT consulting and services revenue of $28.4 million resulting from the acquisition of Salmon and increased revenue in all geographic regions, and $27.2 million due to higher maintenance revenue, offset slightly by $3.6 million of lower revenue from Celerant. The change in the mix of our revenue towards more maintenance and subscription contracts has also driven the increase in revenue in the maintenance and services category.
      Software license revenue decreased in fiscal 2004 compared to fiscal 2003 primarily as a result of lower NetWare, GroupWise and ZENworks license sales. Revenue from NetWare licenses decreased by $21 million or 20% from fiscal 2003 to fiscal 2004, revenue from GroupWise licenses decreased $3.3 million or 9% from fiscal 2003 to fiscal 2004, and revenue from ZENworks licenses decreased by $1.4 million or 3% from fiscal 2003 to fiscal 2004. These decreases were offset somewhat by favorable foreign exchange rates, particularly in Europe.
      Maintenance and services revenue increased in fiscal 2004 compared to fiscal 2003 primarily due to increased global services and support revenue, which increased $8.5 million or 3%, the recognition of $13.5 million of royalty revenue related to a favorable legal judgment against The Canopy Group, Inc. (“Canopy”) wherein we recovered a royalty payment due under a licensing agreement, the addition of $36.2 million in SUSE services revenue, and the benefit of favorable foreign exchange rates, primarily in Europe. These increases were offset somewhat by lower NetWare maintenance revenue, which decreased by $9.0 million or 5%. In total, NetWare revenue decreased by 10% from fiscal 2003 to 2004.
      We also analyze revenue by solution categories. These solution categories are:

•	Identity-driven computing solutions — solutions that help customers with their identity management, resource management and security issues. Products include Identity Manager, ZENworks, eDirectory, BorderManager, SecureLogin, and iChain.

•	Linux and platform services solutions — solutions that offer an effective, open cross-platform approach to networking and collaboration services, including file, print, messaging, scheduling, and workspace. Products include Open Enterprise Server, SUSE Linux Enterprise Server, NetWare, GroupWise, SUSE Linux, and Novell Linux Desktop.

•	Global services and support — comprehensive IT consulting, training, and technical support services that apply business solutions to our customers’ business situations, providing the business knowledge and technical expertise to help our customers implement our identity management, web services, and Linux and platform services.

	Fiscal Year Ended October 31,
				2005 vs	2004 vs
	2005	2004	2003	2004	2003

	(In thousands)			(Percentage change)
Identity-driven computing solutions	$257,949	$225,868	$210,582	14%	7%
Linux and platform services solutions	445,146	473,138	456,252	(6)%	4%
Global services and support	336,129	304,848	299,333	10%	2%
Celerant	158,472	162,063	139,329	(2)%	16%

Total net revenue	$1,197,696	$1,165,917	$1,105,496	3%	5%

      Identity-driven computing solutions revenue increased in fiscal 2005 compared to fiscal 2004 due primarily to $14.5 million of revenue recognized from a large transaction in EMEA during the fourth quarter of fiscal 2005, which included ZENworks and Identity Manager products. In addition, revenue from sales of Identity Manager products increased by approximately $10.3 million during the same period. Linux and

Novell annual report 2005	33

platform services solutions revenue decreased in fiscal 2005 compared to fiscal 2004 primarily due to a decline in combined NetWare/ OES revenue of $21.4 million and decreased GroupWise revenue of $4.4 million. Global services and support revenue increased in fiscal 2005 compared to fiscal 2004 primarily due to favorable foreign exchange rates, the acquisition of Salmon and increased consulting and services revenue in North America. Celerant revenue for fiscal 2005 decreased from fiscal 2004 due to weak performance in the United States and Europe, offset somewhat by favorable foreign currency exchange rates of $4.7 million.
      Identity-driven computing solutions revenue increased in fiscal 2004 compared to fiscal 2003 due primarily to increased ZENworks revenue. Linux and platform services solutions revenue increased in fiscal 2004 compared to fiscal 2003 due primarily to the $13.5 million legal settlement from Canopy recorded in fiscal 2004. Global services and support revenue increased in fiscal 2004 compared to fiscal 2003 primarily due to the acquisition of Salmon during fiscal 2004 and favorable foreign currency rates. Celerant revenue for fiscal 2004 increased compared to fiscal 2003 due to a combination of underlying growth in the business and favorable currency exchange rates. Excluding the impact of the foreign currency exchange rates, Celerant revenue increased by 8% for fiscal 2004 compared to fiscal 2003 due to improved revenue growth in our European businesses.
      Further explanation of revenue trends by product follows in the discussion of revenue by geographic segment.
      Revenue by reporting segment was as follows:

	Fiscal Year Ended October 31,
				2005 vs	2004 vs
	2005	2004	2003	2004	2003

	(In thousands)			(Percentage change)
North America	$513,498	$514,481	$507,526	—%	1%
EMEA	407,998	378,269	348,099	8%	9%
Asia Pacific	61,430	61,775	60,146	(1)%	3%
Latin America	23,700	21,026	24,037	13%	(13)%
Japan	32,598	28,303	26,359	15%	7%
Celerant	158,472	162,063	139,329	(2)%	16%

Total net revenue	$1,197,696	$1,165,917	$1,105,496	3%	5%

      Revenue by solution category in North America was as follows:

	Fiscal Year Ended October 31,
				2005 vs	2004 vs
	2005	2004	2003	2004	2003

	(In thousands)			(Percentage change)
Identity-driven computing solutions	$128,548	$116,267	$108,239	11%	7%
Linux and platform services solutions	229,471	251,625	248,965	(9)%	1%
Global services and support	155,479	146,589	150,322	6%	(2)%

Total net revenue	$513,498	$514,481	$507,526	—%	1%

      Revenue from North America decreased slightly in fiscal 2005 compared to fiscal 2004 primarily due to the $13.5 million Canopy royalty revenue recognized in fiscal 2004. Excluding the Canopy revenue in fiscal 2004, revenue was up $12.5 million, primarily due to increases in consulting and services revenue of $8.7 million, SLES revenue of $8.4 million, ZENworks related revenue of $5.9 million, and security and identity product revenue of $6.4 million. These increases were offset somewhat by lower NetWare/ OES revenue of $9.8 million and lower GroupWise revenue of $3.4 million. Overall, favorable foreign currency exchange rates increased revenue in the North America segment by approximately $3.1 million during fiscal 2005.

34	Novell annual report 2005

      The overall increase in the North America segment revenue for fiscal 2004 compared to fiscal 2003 is primarily due to increased revenue in our Linux and platform services solution category. This increase is due primarily to the recognition of $13.5 million of royalty revenue related to the legal judgment against Canopy. Excluding the Canopy revenue, North America revenue for fiscal 2004 decreased by $7 million or 1% compared to the fiscal 2003. These declines are primarily due to an $18.2 million or 11% decline in fiscal 2004 in NetWare revenue and a $3.5 million or 2% decrease in global services and support revenue. These declines are offset somewhat by increases in ZENworks revenue, included in identity-driven computing solutions. ZENworks revenue increased $8 million or 13% for fiscal 2004 compared to fiscal 2003, principally related to our successful release of ZENworks 6.5 during the third quarter of fiscal 2004 and the addition of $11 million in revenue from SUSE in fiscal 2004.
      Revenue by solution category in EMEA was as follows:

	Fiscal Year Ended October 31,
				2005 vs	2004 vs
	2005	2004	2003	2004	2003

	(In thousands)			(Percentage change)
Identity-driven computing solutions	$106,213	$88,409	$83,421	20%	6%
Linux and platform services solutions	165,478	168,600	152,285	(2)%	11%
Global services and support	136,307	121,260	112,393	12%	8%

Total net revenue	$407,998	$378,269	$348,099	8%	9%

      Revenue from EMEA increased in fiscal 2005 primarily due to additional revenue from favorable foreign currency rates of $12.5 million. In addition, after adjusting for foreign currency impacts, revenue increased due to higher ZENworks revenue of $12.6 million, increased IT consulting revenue of $7.9 million, primarily from the acquisition of Salmon, and increased SUSE revenue of $4.3 million. These increases were offset somewhat by decreases in NetWare/ OES revenue of $8.6 million.
      The overall increase in the EMEA segment revenue for fiscal 2004 compared to fiscal 2003 was due primarily to favorable foreign currency exchange rates, which increased revenue by approximately $18 million for fiscal 2004. This increase is also due to the inclusion of SUSE revenue in the Linux and platform services solution category of $21 million for fiscal 2004 compared to no SUSE revenue in fiscal 2003. Also, revenue for fiscal 2004 increased by approximately $7 million due to the inclusion of Salmon revenue.
      Excluding the impact of foreign currency exchange rates, SUSE revenue and Salmon revenue, revenue for EMEA for fiscal 2004 decreased by approximately $16 million or 4% due primarily to declining NetWare revenue and lower than expected maintenance renewals in Germany and the United Kingdom.
      Revenue by solution category in Asia Pacific was as follows:

	Fiscal Year Ended October 31,
				2005 vs	2004 vs
	2005	2004	2003	2004	2003

	(In thousands)			(Percentage change)
Identity-driven computing solutions	$15,987	$15,515	$13,173	3%	18%
Linux and platform services solutions	21,152	26,504	30,369	(20)%	(13)%
Global services and support	24,291	19,756	16,604	23%	19%

Total net revenue	$61,430	$61,775	$60,146	(1)%	3%

      Revenue in the Asia Pacific segment remained relatively flat in fiscal 2005 compared to fiscal 2004. Decreases in NetWare/ OES revenue of $5.8 million were offset by increases in consulting and services revenue of $4.5 million and favorable foreign currency exchange rates of $2.0 million.

Novell annual report 2005	35

      The overall increase in Asia Pacific segment revenue for fiscal 2004 compared to fiscal 2003 is primarily due to favorable foreign currency exchange rates, improved revenue for our services, ZENworks and identity management products, offset somewhat by decreases in NetWare revenue of approximately $4 million or 17%.
      Revenue by solution category in Latin America was as follows:

	Fiscal Year Ended October 31,
				2005 vs	2004 vs
	2005	2004	2003	2004	2003

	(In thousands)			(Percentage change)
Identity-driven computing solutions	$5,418	$3,995	$4,280	36%	(7)%
Linux and platform services solutions	8,893	8,128	9,917	9%	(18)%
Global services and support	9,389	8,903	9,840	5%	(10)%

Total net revenue	$23,700	$21,026	$24,037	13%	(13)%

      The overall increase in Latin America segment revenue during fiscal 2005 compared to fiscal 2004 is primarily due to increased revenue in all categories except NetWare/OES, which declined by approximately $0.5 million.
      The overall decline in Latin America segment revenue for fiscal 2004 compared to fiscal 2003 is primarily due to a 19% decrease in NetWare revenue, a 14% decrease in collaboration products, a 26% decrease in identity-driven computing revenue, and a 10% decrease in services revenue. These decreases were somewhat offset by a 15% increase in ZENworks revenue due primarily to our successful release of ZENworks 6.5 during the third quarter.
      Revenue by solution category in Japan was as follows:

	Fiscal Year Ended October 31,
				2005 vs	2004 vs
	2005	2004	2003	2004	2003

	(In thousands)			(Percentage change)
Identity-driven computing solutions	$1,776	$1,684	$1,468	5%	15%
Linux and platform services solutions	20,121	18,280	14,715	10%	24%
Global services and support	10,701	8,339	10,176	28%	(18)%

Total net revenue	$32,598	$28,303	$26,359	15%	7%

      The overall increase in Japan segment revenue during fiscal 2005 compared fiscal 2004 is primarily due to higher royalty revenue of approximately $1.5 million and increased consulting revenue of approximately $2.3 million.
      The overall increase in Japan segment revenue for fiscal 2004 is primarily due to increased royalty revenue, offset somewhat by declining services revenue.

Deferred revenue
      Deferred revenue represents revenue that is expected to be recognized in future periods. The majority of deferred revenue relates to maintenance contracts and subscriptions and is recognized ratably over the related service periods, typically one to three years. The increase in the deferred revenue at October 31, 2005 compared to October 31, 2004 of $31.6 million is primarily attributable to a $2.3 million increase due to favorable foreign currency exchange rates, approximately $9.0 million due to advanced invoicing of maintenance contract renewals and approximately $19.9 million due to increases in maintenance and subscription contracts. As more of our revenue contracts shift to multiple product, multiple year subscription arrangements, we will expect that a greater proportion of our revenue will initially be deferred and recognized over the contractual service term as maintenance and subscription revenue.

36	Novell annual report 2005

Forward-looking revenue trends
      We expect our newer product offerings of open source, identity and resource management to grow during fiscal 2006. However, it is still too early to predict the longer-term impact of OES on our traditional revenue, principally NetWare and GroupWise, which are still a significant component of our overall revenue. OES has been shipping for only two quarters, and the customer adoption cycles are typically long, and we therefore continue to plan for declines in those legacy revenue streams. In addition, the restructuring actions we took in fiscal 2005 involved the elimination or cutback of certain product and service offerings, resulting in the elimination or reduction of certain lower margin revenue. We also expect it to have some revenue reduction shorter-term, reducing revenue by approximately $40 to $50 million in fiscal 2006, exclusive of the continued expected declines in our traditional business revenue, as described above.
      On November 2, 2005, we announced that our Board of Directors authorized management and our financial advisor, Citigroup Corporate and Investment Banking, to explore strategic alternatives for Celerant, which could affect revenue in fiscal 2006.
      We expect revenue in the first fiscal quarter ended January 31, 2006 to be in the range of $260 to $270 million.

Gross profit

	Fiscal Year Ended October 31,
				2005 vs	2004 vs
	2005	2004	2003	2004	2003

	($ in thousands)			(Percentage change)
Software licenses	$192,203	$210,559	$233,483	(9)%	(10)%
As a percent of software license revenue	90%	90%	88%
Maintenance and services	$562,374	$539,679	$433,295	4%	25%
As a percent of maintenance and services revenue	57%	58%	52%
Total gross profit	$754,577	$750,238	$666,778	1%	13%
As a percent of net revenue	63%	64%	60%
      The decrease in gross profit from software licenses for fiscal 2005 compared to fiscal 2004 is primarily due to decreased sales volume of software licenses.
      The increase in gross profit from maintenance and services for fiscal 2005 compared to fiscal 2004 is primarily due to increased sales volume in the related sales category. The decrease in gross profit from maintenance and services as a percentage of related revenue for fiscal 2005 compared to fiscal 2004 is primarily due to the impact of the Canopy royalty revenue recognized in fiscal 2004, which did not have any costs associated with it, and a shift in the mix of revenue in this category to lower margin consulting services revenue, increased royalty costs and increased amortization of intangible assets associated with recent acquisitions.
      The increase in gross profit from software licenses as a percentage of related revenue from fiscal 2003 to fiscal 2004 is due to an intangible asset impairment charge taken in fiscal 2003 against software licenses of $9.6 million. This charge related to intangible assets from the acquisition of SilverStream.
      The increase in gross profit from maintenance and services as a percentage of related revenue from fiscal 2003 to fiscal 2004 is primarily due to the recognition of $13.5 million of revenue in connection with the Canopy legal judgment during fiscal 2004, which had relatively little corresponding cost of sales. In addition, our margins were positively impacted by increased consulting billing rates, which increased from $135 per hour in fiscal 2003 to $144 per hour in fiscal 2004 and from cost savings related to workforce reductions we implemented during fiscal 2003 and 2004, mainly in the North America and EMEA segments.

Novell annual report 2005	37

Forward-looking gross margin trends
      We expect gross margin percentages will decrease in fiscal 2006 as our revenue mix continues to shift from higher margin software licenses to lower margin services revenue as a result of continued growth in our Linux and worldwide services businesses. We expect gross margins to decrease shorter term due to the anticipated decrease in revenue discussed above. We expect to realize savings from our annualized fourth quarter fiscal 2005 adjusted run rate of approximately $40 million in fiscal 2006.
Operating expenses

	Fiscal Year Ended October 31,
				2005 vs	2004 vs
	2005	2004	2003	2004	2003

	($ in thousands)			(Percentage change)
Sales and marketing	$388,846	$365,319	$383,742	6%	(5)%
as a percent of net revenue	32%	31%	35%
Product development	$200,630	$195,864	$180,842	2%	8%
as a percent of net revenue	17%	17%	16%
General and administrative	$122,026	$102,437	$110,963	19%	(8)%
as a percent of net revenue	10%	9%	10%
Restructuring expenses	$59,106	$22,903	$43,067	158%	(47)%
as a percent of net revenue	5%	2%	4%
Purchased in-process research and development	$480	$—	$920	—%	—
as a percent of net revenue	—%	—%	—%
Gains on real property	$(1,589)	$(1,977)	$(24,934)	(20)%	(92)%
as a percent of net revenue	—%	—%	(2)%
Gain on settlement of potential litigation	$(447,560)	$—	$—	—%	—%
as a percent of net revenue	37%	—%	—%
Total operating expenses	$321,939	$684,546	$694,600	(53)%	(1)%
as a percent of net revenue	27%	59%	63%
      Sales and marketing expenses for fiscal 2005, in total and as a percentage of revenue, increased compared to fiscal 2004 due primarily to increased marketing activities in North America and Asia Pacific. Sales and marketing expenses were approximately $14.2 million higher in North America in fiscal 2005 compared to fiscal 2004, mainly related to planned spending increases. Sales and marketing expenses in Asia Pacific increased primarily due to our investments in China of approximately $2.8 million. In addition sales and marketing increased due to inclusion of SUSE and Salmon for the full year in fiscal 2005. Unfavorable foreign currency exchange rates increased sales and marketing expenses by approximately $7.3 million in fiscal 2005.
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
      Product development expenses in fiscal 2005 increased compared to fiscal 2004 due primarily to the acquisitions of Tally and Immunix, which added $2.5 million, and salary increases granted in fiscal 2005, which added $3.4 million. These increases were offset somewhat by realized savings in fiscal 2005 from prior year headcount reductions.
      Product development costs in fiscal 2004 increased compared to fiscal 2003 due to increased research and development activity from the acquisitions of Ximian and SUSE. Product development headcount increased

38	Novell annual report 2005

by 140 engineers compared to the prior year due primarily to the acquisitions of Ximian and SUSE, offset by workforce reductions in other areas of product development.
      General and administrative expenses increased in fiscal 2005 compared to fiscal 2004 primarily due to $10.7 million in one-time adjustments for changes in estimates in the prior year, higher expenses related to Celerant of $7.5 million, and salary increases granted in fiscal 2005 of approximately $3.0 million, offset somewhat by an adjustment of bad debt allowances and other accruals of $3.6 million during fiscal 2005.
      General and administrative expenses in fiscal 2004 decreased compared to fiscal 2003 primarily due to favorable legal developments that allowed us to reduce our legal reserves by $5 million during our second quarter of fiscal 2004, adjustments for changes in estimates to our medical liabilities, accounts payable accruals, and legal reserves of $7.9 million during our fourth quarter of fiscal 2004, and an adjustment for changes in estimates to decrease bad debt expense by $1.8 million compared to fiscal 2003, offset somewhat by increased expenses related to the addition of SUSE and Salmon general and administrative costs.
      Purchased in-process research and development is technology purchased in the acquisitions of Immunix and Ximian that was not technologically feasible at the date of the acquisition, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, and was not ready for initial customer testing. Purchased in-process research and development was valued based on discounting forecasted cash flows that will be generated directly from the related products. The in-process research and development does not have any alternative future use and did not otherwise qualify for capitalization. As a result, the entire amount was expensed.
      During fiscal 2005, we recognized a $1.6 million gain on the sale of a facility in Lindon, Utah. During fiscal 2004, we recognized a gain of $2.0 million on the sale of one of our facilities. In the third quarter of fiscal 2003, we sold our facility in San Jose, California, for $125 million, which resulted in a realized gain of $25 million.
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

Forward-looking operating expense trends
      In fiscal 2006, we expect to realize savings from our annualized fourth quarter fiscal 2005 run rate, adjusting for non-recurring expenses, of approximately $20 million in sales and marketing, $40 million in product development and $10 million in general and administrative expenses.

Restructuring Expenses

Fiscal 2005
      During fiscal 2005, we recorded net restructuring expenses of $59.1 million, of which $55.0 million related to restructuring activity recognized during fiscal 2005 and $5.3 million related to adjustments to previously recorded merger liabilities to adjust lease accruals, less a net release of $1.2 million related to an adjustment of prior period restructuring liabilities. The adjustments to the merger liabilities have been recorded in the statement of operations since the changes have occurred outside the relevant purchase price allocation period. These restructuring expenses related to our continuing efforts to restructure our business to improve profitability, focus on Linux and identity-driven computing and to re-align our Celerant consulting business in response to changing market conditions. Specific actions taken included reducing our workforce by 848 employees, primarily in product development, consulting, sales, and general and administrative, though all areas were impacted. Total restructuring expenses by reporting segment were as follows: EMEA $25.7 million,

Novell annual report 2005	39

corporate unallocated operating costs $12.6 million, North America $11.8 million, Asia Pacific $2.9 million, Japan $2.4 million, Latin America $2.3 million, and Celerant $1.4 million.
      The following table summarizes the activity during fiscal 2005 related to this restructuring:

			Other
	Severance and	Excess	Restructuring-
	Benefits	Facilities	Related Costs	Total

	(In thousands)
Original reserve	$47,116	$7,364	$477	$54,957
Cash payments	(18,624)	(913)	(218)	(19,755)

Balance at October 31, 2005	$28,492	$6,451	$259	$35,202

      As of October 31, 2005, the remaining unpaid balances include accrued liabilities related to severance benefits which will be paid out over the remaining severance obligation period, lease costs for redundant facilities which will be paid over the respective remaining contract terms, and various employee-related severance costs which will be primarily paid over the next twelve months.

Fiscal 2004
      During the second, third and fourth quarters of fiscal 2004, we recorded net restructuring expenses of $5.3 million, $9.7 million, and $4.0 million, respectively. These restructuring expenses were in response to the evolution of our business strategy to develop a competitive position in the Linux market. This strategy includes plans to support the Linux operating system in addition to the NetWare operating system, by offering our products and services that run on Linux, NetWare and other platforms. The acquisitions of Ximian and SUSE were direct results of the evolution in our business strategy. These changes were made to address market penetration for Linux and NetWare and to address NetWare revenue declines. Specific actions taken include reducing our workforce by 54 employees during the second quarter, 65 employees during the third quarter, and 17 employees during the fourth quarter of fiscal 2004, mainly in consulting, sales and product development in EMEA and North America. In addition, we consolidated facilities, resulting in the closure of two sales facilities and the disposal of excess equipment and tenant improvements in the United States. Total restructuring expenses for fiscal 2004 by reporting segment were as follows: North America $5.5 million, EMEA $9.4 million, Asia Pacific $0.4 million, Latin America $0.2 million, and non-allocated corporate costs $3.5 million.
      The following table summarizes the activity related to this restructuring:

		Excess
		Facilities,
	Severance and	Property and
	Benefits	Equipment	Total

	(In thousands)
Original reserve	$12,910	$6,152	$19,062
Cash payments	(8,252)	(3,645)	(11,897)

Balance at October 31, 2004	4,658	2,507	7,165
Cash payments	(2,716)	(1,109)	(3,825)
Non-cash adjustments	(699)	59	(640)

Balance at October 31, 2005	$1,243	$1,457	$2,700

      As of October 31, 2005, the remaining balance of the fiscal 2004 restructuring expenses included accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period, not to exceed two years, lease costs for redundant facilities, which will be paid over the respective

40	Novell annual report 2005

remaining contract terms, and various employee-related severance costs, which will be paid over the respective remaining contract terms.
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

Fiscal 2003
      During the third quarter of fiscal 2003, we recorded a pre-tax restructuring expense of approximately $27.8 million resulting from the restructuring of our operations in response to changes in general market conditions, changing customer demands, and the evolution of our business strategy relative to the identity-driven computing areas of our business and our revised strategy. This strategy includes plans to support Linux in addition to NetWare, by offering our products and services that run on both NetWare and Linux platforms. These changes in strategy and company structure were made to address the current revenue declines. Specific actions taken included reducing our workforce worldwide by approximately 600 employees (approximately 10%) across all functions and geographies, with a majority coming from product development, sales, and general and administrative functions, primarily in the United States. In addition, we consolidated facilities, and disposed of excess equipment. Total restructuring expenses by reporting segment were as follows: North America $18.9 million, EMEA $6.0 million, Asia Pacific $2.4 million, and Latin America $0.5 million.
      During the fourth quarter of fiscal 2003, we accrued an additional $10 million related to the completion of restructuring activities that were part of the previous quarter’s plan of restructuring. The additional accrual relates mainly to the severance of approximately 100 employees and the closing of excess facilities. Such activities occurred mostly in the North America reporting segment.
      The following table summarizes the activity related to this restructuring:

		Excess
		Facilities,	Other
	Severance and	Property and	Restructuring-
	Benefits	Equipment	Related Costs	Total

	(In thousands)
Original reserve	$20,287	$5,778	$1,729	$27,794
Cash payments	(17,163)	(3,079)	(423)	(20,665)
Non-cash adjustments	3,755	5,735	536	10,026

Balance at October 31, 2003	6,879	8,434	1,842	17,155
Cash payments	(7,462)	(5,911)	—	(13,373)
Non-cash adjustments	876	—	—	876

Balance at October 31, 2004	293	2,523	1,842	4,658
Cash payments	(75)	(1,458)	(6)	(1,539)
Non-cash adjustments	(218)	2,056	(1,826)	12

Balance at October 31, 2005	$—	$3,121	$10	$3,131

      As of October 31, 2005, the remaining balance of the fiscal 2003 restructuring expense included accrued liabilities related to redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

Novell annual report 2005	41

      During the third quarter of fiscal 2003, we also released approximately $2.0 million related to excess restructuring reserves related to the second quarter fiscal 2002 restructuring event. The net impact of the third quarter fiscal 2003 restructuring and the release of the excess fiscal 2002 restructuring reserves was an expense of $26.0 million.
      During the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs in previous restructurings was too low and accrued an additional $8.0 million. The original liability was based on estimated sublease rates and timing, which were affected by the decline in the real estate market.

Other income (expense), net

	Fiscal Year Ended October 31,
				2005 vs	2004 vs
	2005	2004	2003	2004	2003

	($ in thousands)			(Percentage change)
Impairment of investments	$(3,387)	$(5,415)	$(34,735)	(37)%	(84)%
as a percent of net revenue	—%	—%	(3)%
Investment income	$46,522	$23,401	$13,033	99%	80%
as a percent of net revenue	4%	2%	1%
Interest expense and other expenses, net	$(9,631)	$(8,704)	$(5,486)	11%	59%
as a percent of net revenue	(1)%	(1)%	—%
Total other income (expense), net	$33,504	$9,282	$(27,188)	261%	134%
as a percent of net revenue	3%	1%	(2)%
      Long-term investments are accounted for initially at cost and written down to fair market value when indicators of impairment are deemed to be other than temporary. To assess impairment, we analyze historical and forecasted financial performance of the investees, the volatility inherent in the external market for these investments, and our estimate of the potential for investment recovery based on all these factors.
      Investment income from short-term and long-term investments for fiscal 2005 increased compared to fiscal 2004 due primarily to interest earned on the $460.0 million received from the issuance of the Debentures issued in the third quarter of fiscal 2004, after the related stock buy-back and issuance costs, and the $447.6 million cash received from Microsoft in the first quarter of fiscal 2005 in connection with the favorable settlement of potential anti-trust litigation, after related legal fees. Investment income in fiscal 2005 also included long-term investment realized gains of $2.1 million from the sale of long-term investments.
      Investment income for fiscal 2004 increased compared to fiscal 2003 due to the collection of $5 million of interest income earned in connection with the favorable legal judgment against Canopy during the third quarter of fiscal 2004 and additional interest earned on higher cash balances from the Debentures issued in the third quarter of fiscal 2004, after the related stock buy-back and issuance costs.
      Interest expense and other expenses, net for fiscal 2005 increased compared to fiscal 2004 due primarily to interest expense of $6.0 million related to the issuance of the Debentures in the third quarter of fiscal 2004. This increase was offset somewhat by lower foreign currency transaction losses and minority interest.
      Interest expense and other expenses, net, for fiscal 2004 increased compared to fiscal 2003 primarily due to higher foreign currency transaction losses and a slight increase in interest expense of $2.0 million related to the issuance of the Debentures in July 2004.

42	Novell annual report 2005

Income tax expense

	Fiscal Year Ended October 31,
				2005 vs	2004 vs
	2005	2004	2003	2004	2003

	($ in thousands)			(Percentage change)
Income tax expense	$89,420	$17,786	$106,894	403%	(83)%
As a percent of revenue	7%	2%	10%
Effective tax rate	19%	24%	194%
      The effective tax rate for fiscal 2005 was 19%. This was lower than the 24% effective tax rate for fiscal 2004 primarily due to the use of U.S. net operating losses in fiscal 2005. The effective tax rate for fiscal 2004 significantly decreased from fiscal 2003 primarily as a result of a full valuation allowance that was established for our total deferred tax assets during the fourth quarter of 2003. For fiscal 2004, we did not record income tax expense for U.S. activity. On a U.S. tax return basis, we expected a taxable loss for 2004. Thus, we concluded that we could not forecast future U.S. taxable income under the more likely than not standard. Accordingly, 2004 deferred tax provisions were also recorded as adjustments to the valuation allowance.
      Income tax expense for the year was $89.4 million, of which $70.6 million related to the gain from the Microsoft settlement. Of the remaining income tax expense of $18.8 million, $18.3 million related to foreign earnings, and $0.5 million related to U.S. earnings.
      A significant amount of net operating loss carryforwards were used to offset income on the gain from the Microsoft settlement. All net operating loss carryforwards used were previously reserved by a valuation allowance. A portion of those loss carryforwards were benefits that were required to be recorded to certain balance sheet accounts. Accordingly, a $13.8 million stock option benefit has been credited to additional paid-in capital, and $29.6 million has been credited to goodwill relating to acquired companies.
      We do not provide for U.S. income taxes on undistributed earnings of certain foreign operations that are intended to be indefinitely reinvested. Management intends to indefinitely re-invest approximately $16 million of foreign earnings. The amount of unrecognized deferred tax liability associated with these foreign earnings is approximately $0.2 million.

Dividends on Series B Preferred Stock

	Fiscal Year Ended October 31,

	2005	2004	2003

	(In thousands)
Non-cash deemed dividend related to beneficial conversion feature of Preferred Stock	$—	$(25,680)	$—
Preferred Stock cash dividends	$(466)	$(416)	$—
      On March 23, 2004, we entered into a definitive agreement with IBM providing for an investment of $50.0 million by IBM in Novell. The primary terms of the investment, which were negotiated in November 2003, entailed the purchase by IBM of 1,000 shares of our Series B Preferred Stock that are convertible into 8 million shares of our common stock at a price of $6.25 per common share. The shares are entitled to a dividend of 2% per annum, payable quarterly in cash.
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
      On June 17, 2004, 500 shares of Series B Preferred Stock, with a carrying value of $25.0 million, were converted into 4.0 million shares of our common stock. On September 21, 2005, 313 shares of Series B

Novell annual report 2005	43

Preferred Stock, with a carrying value of $15.7 million, were converted into 2.5 million shares of our common stock.

Net income (loss) available to common stockholders

	Fiscal Year Ended October 31,

	2005	2004	2003

	(In thousands)
Net income (loss)	$376,722	$57,188	$(161,904)
Net income (loss) available to common stockholders, basic	$372,589	$30,818	$(161,904)
Net income (loss) available to common stockholders, diluted	$378,159	$30,818	$(161,904)
      Net income available to common stockholders, basic for fiscal 2005 differs from net income due to the deduction of Series B Preferred Stock dividends and earnings allocated to Series B Preferred stockholders, which are required to be deducted from net income to arrive at net income available to common stockholders.
      Net income available to common stockholders, diluted for fiscal 2005 differs from net income available to common stockholders, basic due to a deduction for minority interest related to diluted net income and adding back the interest expense and amortization of debt issuance costs attributable to the Debentures. In computing the diluted net income per share for fiscal 2005, it is assumed the Debentures are converted into common stock at the beginning of the period, and we would therefore not incur interest expense or amortization costs related to the Debentures.
      Net income available to common stockholders, basic and diluted in fiscal 2004 differs from net income due to the Series B Preferred Stock dividends, earnings allocated to the holders of Series B Preferred Stock, and the deemed dividend related to the beneficial conversion feature of the Series B Preferred Stock, all of which are required to be deducted from net income to arrive at net income available to common stockholders.
Liquidity and Capital Resources

	October 31,	October 31,	Percentage
	2005	2004	Change

	($ in thousands)
Cash, cash equivalents, and short-term investments	$1,654,904	$1,211,467	37%
Percentage of total assets	60%	53%
      Cash, cash equivalents, and short-term investments increased $443 million from October 31, 2004 to October 31, 2005. This increase is primarily due to the following:

	Fiscal 2005	Fiscal 2004	Fiscal 2003

	(In thousands)
Cash provided by operating activities	$500,414	$117,413	$55,288
Issuance of common stock, net	$22,108	$58,162	$20,130
Expenditures for property, plant and equipment	$(30,781)	$(26,997)	$(39,468)
Proceeds from sales of property, plant and equipment	$10,421	$4,951	$125,000
Net cash paid for acquisitions	$(33,829)	$(205,620)	$(41,096)
Cash paid for patents	$(15,500)	—	—
Restricted cash for acquisition of India minority interest	$(7,500)	—	—
Issuance of Debentures, net of issuance costs	—	$585,150	—
Issuance of Series B Preferred Stock	—	$50,000	—
Repurchase of common stock — held in treasury	—	$(125,000)	—

44	Novell annual report 2005

      Cash provided by operating activities included the receipt of $536 million in cash, $447.6 million net of legal fees, related to an agreement with Microsoft concerning settlement of potential antitrust litigation related to our NetWare operating system.
      As of October 31, 2005, we had cash, cash equivalents and other short-term investments of approximately $310.6 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, which are subject to market risk. Approximately $5.8 million of our short-term investments is designated to fund deferred compensation payments, which are paid out as requested by the plan participants. Our short-term investment portfolio includes gross unrealized gains and losses of $0.4 million and $8.1 million, respectively, as of October 31, 2005. We monitor our investments and record losses when a decline in the investment’s market value is determined to be other than temporary.
      At October 31, 2005, included in Other Assets is $7.5 million of our cash, which was held in an escrow account to be paid out upon the completion of our acquisition of our India joint venture. The acquisition closed in the first quarter of fiscal 2006. At October 31, 2005, we had corporate aviation assets with a net book value of approximately $18.8 million classified as held for sale. We anticipate selling these assets during fiscal 2006 for at least book value.
      We invested excess cash in long-term investments through the Novell Venture account and directly in equity securities in privately-held companies. Investments made through the Novell Venture account are generally in private companies, including small capitalization stocks in the high-technology industry sector, and in funds managed by venture capitalists for the promotion of our business and strategic objectives. As of October 31, 2005, we had a carrying value of $52.8 million related to investments in various venture capital funds and had commitments to contribute an additional $21.6 million to these funds, of which we estimate approximately $16.0 million could be contributed in fiscal 2006, approximately $4.9 million in fiscal 2007, and approximately $0.7 million thereafter as requested by the fund managers. We intend to fund these investments with cash from operations and cash on hand.
      As of October 31, 2005, we have various operating leases related to our facilities. These leases have minimum annual lease commitments of $30.5 million in fiscal 2006, $25.8 million in fiscal 2007, $21.5 million in fiscal 2008, $15.0 million in fiscal 2009, $9.2 million in fiscal 2010, and $36.6 million thereafter. Furthermore, we have $22.6 million of minimum rentals to be received in the future from subleases.
      On July 2, 2004, we issued and sold $600 million aggregate principal amount of our Debentures due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2005. Each $1,000 principal amount of the Debentures is convertible, at the option of the holders, into 86.7905 shares of our common stock prior to July 15, 2024 if (1) the price of our common stock trades above 130% of the conversion price for a specified duration, (2) the trading price of the Debentures is below a certain threshold, subject to specified exceptions, (3) the Debentures have been called for redemption, or (4) specified corporate transactions have occurred. None of the conversion triggers were met as of October 31, 2005. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $11.52 per share. Holders of the Debentures may require us to repurchase all or a portion of their Debentures on July 15, 2009, July 15, 2014 and July 15, 2019, or upon the occurrence of certain events, including a change in control. The Debentures can be redeemed by us for cash beginning on or after July 20, 2009.
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

Novell annual report 2005	45

Amortization expense related to the issuance costs was $3.0 million and $1.0 million for the fiscal years ended October 31, 2005 and 2004, respectively. In addition, interest expense was $3.0 million and $1.0 million for the fiscal years ended October 31, 2005 and 2004, respectively. We made cash payments of $3.1 million in fiscal 2005. No payments of interest were made in fiscal 2004.
      As of October 31, 2005, we also have $9.4 million of Series B Preferred Stock outstanding. The Preferred Stock is redeemable at our option or by the holder only under certain change in control circumstances.
      On September 22, 2005, our board of directors approved a share repurchase program for up to $200 million of our common stock through September 21, 2006. As of October 31, 2005, no shares of common stock had been repurchased under this program.
Contractual Obligations as of October 31, 2005

	Payments Due by Period

			Less Than			More Than
			1 Year	1-3 Years	3-5 Years	5 Years
	Total		(2006)	(2007-2008)	(2009-2010)	(Beyond 2010)

	(In millions)
Commitments to venture capital funds	$21.6		$16.0	$5.6	$—	$—
Debentures	600.0		—	—	—	600.0
Interest on Debentures(a)	56.0		3.0	6.0	6.0	41.0
Purchase commitments(b)	4.5		3.1	0.9	0.4	0.1
Operating lease obligations	138.6		30.5	47.3	24.2	36.6
Letters of credit	17.7		17.7	—	—	—

Total	$838.4		$70.3	$59.8	$30.6	$677.7

Other contractual obligations:
Dividends on Series B Preferred Stock	(c	)	$0.2	$0.4	$0.4	(c	)

(a)	Interest on the Debentures assumes no conversions.

(b)	Purchase obligations represent future contracted payments under normal take or pay arrangements entered into as a part of the normal course of business that are not recorded as liabilities at October 31, 2005.

(c)	Dividend payments are indefinite and are $0.2 million per year, assuming no conversions.
      Our principal source of liquidity continues to be from operations, cash on hand, and short-term investments. At October 31, 2005, our principal unused sources of liquidity consisted of cash and cash equivalents of $811.2 million and short-term investments in the amount of $843.7 million. During fiscal 2005, we generated $500.4 million of cash flow from operations, including $447.6 million from the net settlement of potential litigation with Microsoft. Our liquidity needs for the next twelve months are principally for financing of fixed assets, commitments to our venture capital funds, payments under our restructurings, and product development, repurchase of common stock under our share repurchase program, and to maintain flexibility in a dynamic and competitive operating environment, including the ability to pursue potential acquisition and investment opportunities. Our liquidity needs beyond the next twelve months include those mentioned previously in addition to redemption of our Debentures.
      We anticipate generating positive cash flows from operations in addition to investment income in fiscal 2006 sufficient to fund operations. We anticipate being able to fund our current operations, potential future acquisitions, any further integration, restructuring or additional merger-related costs, and planned capital

46	Novell annual report 2005

expenditures for the next twelve months with existing cash and short-term investments together with cash generated from operations and investment income. We believe that borrowings under our credit facilities or offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and are dependent on market conditions at such time. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. We also anticipate having adequate cash in fiscal 2006 for necessary capital expenditures.
Recent Pronouncements
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
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and, therefore we generally recognize no compensation cost for employee stock options. The adoption of SFAS No. 123(R) will have a significant impact on our results of operations, although it is not expected to have any impact on our overall financial position. The precise impact of the adoption of SFAS No. 123(R) cannot be predicted at this time as it will depend in part on levels of share-based payments granted in the future. However, had SFAS No. 123(R) been adopted in prior periods, the impact would have approximated the impact of SFAS No. 123, which is described in Note Q. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.
      SFAS No. 123(R) allows companies to choose one of three transition methods: the modified prospective transition method without restatement, modified prospective transition method with restatement, or modified retroactive transition method. We have chosen to use the modified prospective transition methodology without restatement.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have an immediate material effect on our consolidated financial position, results of operations or cash flows.

Novell annual report 2005	47

Subsequent Events
      On August 11, 2005, we signed a definitive agreement to acquire the remaining 50% ownership of our joint venture in India from our joint venture partner for approximately $7.5 million in cash and other consideration. The acquisition closed in the first quarter of fiscal 2006, giving us 100% ownership of this entity.
      On November 8, 2005, Open Invention Network LLC (“OIN”) was established by us, IBM, Philips, Red Hat and Sony. OIN is a privately held company that has and will acquire patents to promote Linux by offering its patents on a royalty-free basis to any company, institution or individual that agrees not to assert its patents against the Linux operating system or certain Linux-related applications. Our 20% investment in OIN, totaling approximately $20 million, was comprised of a contribution of the patent portfolios that we purchased during fiscal 2005 and cash. There is a potential for future cash contributions. We will account for the investment in OIN under the equity method of accounting.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of these risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at October 31, 2005.
Interest Rate Risk
      The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our strategy is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in approximately a $5.5 million decrease (less than 0.5%) in the fair value of our available-for-sale securities.
Market Risk
      We also hold available-for-sale equity securities in our short-term investment portfolio. As of October 31, 2005, gross unrealized gains, before tax effect on the short-term public equity securities totaled $0.4 million. A reduction in prices of 10% of these short-term equity securities would result in approximately a $0.6 million decrease (less than 0.5%) in the fair value of our short-term investments.
      In addition, we invest in equity securities issued by privately-held companies that are included in our long-term portfolio of investments, primarily for the promotion of business and strategic objectives. These investments are generally in thinly capitalized companies in the high-technology industry sector or venture capital funds. Because of the nature of these investments, we are exposed to equity price risks. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in equity prices of long-term equity securities would result in approximately a $5.4 million decrease in the fair value of our long-term securities.
Foreign Currency Risk
      We use derivatives to hedge those current net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the U.S., impact our consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing

48	Novell annual report 2005

or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we did not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $7.3 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.
      All of the potential changes noted above are based on sensitivity analyses performed on our financial position at October 31, 2005. Actual results may differ materially.

Novell annual report 2005	49

Item 8.	Financial Statements and Supplementary Data
Novell, Inc.

50	Novell annual report 2005

NOVELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2005	2004	2003

Net revenue:
Software licenses	$213,803	$234,037	$265,256
Maintenance and services	983,893	931,880	840,240

Total net revenue	1,197,696	1,165,917	1,105,496

Cost of revenue:
Software licenses	21,600	23,478	31,773
Maintenance and services	421,519	392,201	406,945

Total cost of revenue	443,119	415,679	438,718

Gross profit	754,577	750,238	666,778

Operating expenses:
Sales and marketing	388,846	365,319	383,742
Product development	200,630	195,864	180,842
General and administrative	122,026	102,437	110,963
Restructuring expenses	59,106	22,903	43,067
Purchased in-process research and development	480	—	920
Gain on sale of property, plant and equipment	(1,589)	(1,977)	(24,934)
Gain on settlement of potential litigation	(447,560)	—	—

Total operating expenses	321,939	684,546	694,600

Income (loss) from operations	432,638	65,692	(27,822)

Other income (expense):
Investment income	46,522	23,401	13,033
Impairment of investments	(3,387)	(5,415)	(34,735)
Interest expense and other, net	(9,631)	(8,704)	(5,486)

Other income (expense), net	33,504	9,282	(27,188)

Income (loss) before taxes	466,142	74,974	(55,010)
Income tax expense	89,420	17,786	106,894

Net income (loss)	$376,722	$57,188	$(161,904)

Net income (loss) available to common stockholders, basic	$372,589	$30,818	$(161,904)

Net income (loss) available to common stockholders, diluted	$378,159	$30,818	$(161,904)

Weighted-average shares outstanding:
Basic	379,499	381,100	370,545
Diluted	440,585	390,879	370,545
Net income (loss) per common share:
Basic	$0.98	$0.08	$(0.44)

Diluted	$0.86	$0.08	$(0.44)

See notes to consolidated financial statements.

Novell annual report 2005	51

NOVELL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	October 31,	October 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$811,238	$434,404
Short-term investments	843,666	777,063
Receivables (net of allowances of $16,638 and $24,396 at October 31, 2005 and 2004, respectively)	293,627	269,431
Prepaid expenses	30,777	27,000
Other current assets	29,745	28,846

Total current assets	2,009,053	1,536,744
Property, plant and equipment, net	212,377	231,468
Long-term investments	54,340	55,986
Goodwill	395,509	391,088
Intangible assets, net	56,421	48,616
Deferred income taxes	1,384	—
Other assets	32,774	29,456

Total assets	$2,761,858	$2,293,358

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,445	$55,956
Accrued compensation	113,760	126,612
Other accrued liabilities	131,105	98,983
Income taxes payable	56,869	37,077
Deferred revenue	405,751	374,186

Total current liabilities	752,930	692,814
Deferred income taxes	4,537	3,855
Senior convertible debentures	600,000	600,000

Total liabilities	1,357,467	1,296,669

Minority interests	8,555	8,325

Redeemable securities:
Series B Preferred Stock, $.10 par value, Authorized — 1,000 shares; Outstanding — 187 and 500 shares at October 31, 2005 and 2004, respectively (at redemption value)	9,350	25,000

Stockholders’ equity:
Series A preferred stock, $.10 par value,
Authorized — 499,000 shares; no shares issued	—	—
Common stock, par value $.10 per share, Authorized — 600,000,000 shares;
Issued — 400,993,898 and 393,061,385 shares at October 31, 2005 and 2004, respectively, Outstanding — 385,820,699 and 377,874,351 shares at October 31, 2005 and 2004, respectively	40,099	39,306
Additional paid-in capital	483,157	431,102
Treasury stock, at cost — 15,173,199 and 15,187,034 shares at October 31, 2005 and 2004, respectively	(124,875)	(124,989)
Retained earnings	984,107	607,851
Accumulated other comprehensive income	7,444	16,180
Unearned compensation and other	(3,446)	(6,086)

Total stockholders’ equity	1,386,486	963,364

Total liabilities, redeemable securities and stockholders’ equity	$2,761,858	$2,293,358

See notes to consolidated financial statements.

52	Novell annual report 2005

NOVELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

							Accumulated
	Common	Common	Treasury	Treasury	Additional		Other	Unearned
	Stock	Stock	Stock	Stock	Paid-In	Retained	Comprehensive	Compensation
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	and Other	Total

Balance at October 31, 2002	367,538	$36,753	—	$—	$297,139	$738,663	$57	$(7,070)	$1,065,542
Stock issued from stock plans	9,008	902	—	—	22,499	—	—	(2,872)	20,529
Shares cancelled	(86)	(9)	—	—	(622)	—	—	232	(399)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	3,691	3,691
Change in unrealized gain on investments	—	—	—	—	—	—	(705)	—	(705)
Cumulative translation adjustment	—	—	—	—	—	—	7,716	—	7,716
Net loss	—	—	—	—	—	(161,904)	—	—	(161,904)

Comprehensive loss	—	—	—	—	—	—	—	—	(154,893)

Balance at October 31, 2003	376,460	37,646	—	—	319,016	576,759	7,068	(6,019)	934,470
Stock issued from stock plans	12,757	1,276	1	11	63,101	—	—	(5,452)	58,936
Stock issued for conversion of Series B Preferred Stock	4,000	400	—	—	24,600	—	—	—	25,000
Shares repurchased	—	—	(15,188)	(125,000)	—	—	—	—	(125,000)
Shares cancelled	(156)	(16)	—	—	(1,295)	—	—	537	(774)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	4,848	4,848
Beneficial conversion feature	—	—	—	—	25,680	(25,680)	—	—	—
Dividends on Series B Preferred Stock	—	—	—	—	—	(416)	—	—	(416)
Change in unrealized gain on investments	—	—	—	—	—	—	(1,352)	—	(1,352)
Cumulative translation adjustment	—	—	—	—	—	—	11,720	—	11,720
Change in minimum pension liability	—	—	—	—	—	—	(1,256)	—	(1,256)
Net income	—	—	—	—	—	57,188	—	—	57,188

Comprehensive income	—	—	—	—	—	—	—	—	66,301

Balance at October 31, 2004	393,061	39,306	(15,187)	(124,989)	431,102	607,851	16,180	(6,086)	963,364
Stock issued from stock plans	5,678	567	14	114	26,843	—	—	(1,998)	25,526
Stock plans income tax benefit	—	—	—	—	13,799	—	—	—	13,799
Stock issued for conversion of Series B Preferred Stock	2,504	250	—	—	15,400	—	—	—	15,650
Shares cancelled	(249)	(24)	—	—	(4,043)	—	—	3,325	(742)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	1,313	1,313
Dividends on Series B Preferred Stock	—	—	—	—	—	(466)	—	—	(466)
Change in unrealized gain on investments	—	—	—	—	56	—	(7,767)	—	(7,711)
Cumulative translation adjustment	—	—	—	—	—	—	(1,592)	—	(1,592)
Change in minimum pension liability	—	—	—	—	—	—	623	—	623
Net income	—	—	—	—	—	376,722	—	—	376,722

Comprehensive income	—	—	—	—	—	—	—	—	368,042

Balance at October 31, 2005	400,994	$40,099	(15,173)	$(124,875)	$483,157	$984,107	$7,444	$(3,446)	$1,386,486

See notes to consolidated financial statements.

Novell annual report 2005	53

NOVELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2005	2004	2003

Cash flows from operating activities
Net income (loss)	$376,722	$57,188	$(161,904)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,261	53,482	61,058
Decrease in accounts receivable allowances	(7,838)	(4,923)	(12,824)
Tax benefit from stock plans	13,799	—	—
Utilization of previously reserved acquired net operating losses	29,600	—	—
Deferred income taxes	(702)	870	105,277
Net gain on sale of property, plant and equipment	(1,589)	(1,639)	(25,299)
Net loss on long-term investments	1,300	2,055	34,735
Impairment of goodwill and intangible assets	1,521	—	13,935
Purchased in-process research and development	480	—	920
Changes in current assets and liabilities, excluding the effect of acquisitions:
Receivables	(15,087)	(20,327)	(4,391)
Prepaid expenses	(3,777)	(1,358)	1,417
Other current assets	(777)	(3,069)	368
Accounts payable	(10,935)	2,492	(7,213)
Accrued liabilities	30,290	(10,619)	2,014
Deferred revenue	31,146	43,261	47,195

Net cash provided by operating activities	500,414	117,413	55,288

Cash flows from financing activities
Issuance of common stock, net	22,108	58,162	20,130
Payment of cash dividends on Series B Preferred Stock	(591)	(292)	—
Issuance of Series B Preferred Stock	—	50,000	—
Issuance of senior convertible debentures	—	600,000	—
Payment of issuance costs on senior convertible debentures	—	(14,850)	—
Repurchases of common stock, held in treasury	—	(125,000)	—

Net cash provided by financing activities	21,517	568,020	20,130

Cash flows from investing activities
Purchases of property, plant and equipment	(30,781)	(26,997)	(39,468)
Proceeds from the sale of property, plant and equipment	10,421	4,951	125,000
Purchases of short-term investments	(1,286,499)	(999,078)	(727,817)
Maturities of short-term investments	348,156	160,611	117,485
Sales of short-term investments	863,973	444,972	396,462
Purchases of long-term investments	(11,407)	(20,505)	(15,924)
Proceeds from sales of and distributions from long-term investments	11,688	12,899	3,708
Cash paid for acquisition of Tally, net of cash acquired	(16,530)	—	—
Cash paid for acquisition of Immunix, net of cash acquired	(17,299)	—	—
Cash paid for acquisition of Salmon, net of cash acquired	—	(5,322)	—
Cash paid for acquisition of SUSE, net of cash acquired	—	(200,298)	—
Cash paid for acquisition of Ximian, net of cash acquired	—	—	(40,046)
Cash paid for acquisition of Volera minority interest	—	—	(1,050)
Purchase of intangible assets	(15,500)	—	—
Restricted cash for acquisition of India joint venture	(7,500)	—	—
Other	6,181	10,806	9,177

Net cash used in investing activities	(145,097)	(617,961)	(172,473)

Total increase (decrease) in cash and cash equivalents	376,834	67,472	(97,055)
Cash and cash equivalents — beginning of period	434,404	366,932	463,987

Cash and cash equivalents — end of period	$811,238	$434,404	$366,932

Supplemental disclosures of cash and non-cash financing and investing activities:
Conversion of Series B Preferred Stock	$15,650	$25,000	$—
Deemed dividend related to beneficial conversion feature of Series B Preferred Stock	—	$25,680	—
Issuance of notes receivable for sale of property, plant and equipment	—	$9,935	—
See notes to consolidated financial statements.

54	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Summary of Business Operations
      Novell designs, develops, maintains, implements, and supports proprietary and open source software for use in business solutions. With approximately 5,100 employees globally, we help our worldwide customers manage, simplify, secure and integrate their technology environments by leveraging best-of-breed, open source and open standards-based software. With over 20 years of experience, our employees, partners and support centers around the world help customers gain control over their information technology (“IT”) operating environment while reducing the cost, complexity, and vulnerabilities of those environments. We provide security and identity management, resource management, desktop, workgroup, and data center solutions on several operating systems, including Linux, NetWare, Windows, and Unix. All of our solutions are supported by our global services and support, including consulting, training and technical services. Through these solutions, our customers can deliver information or system resources from diverse sources, regardless of how they are implemented and regardless of how they connect, in a secure and personalized way, allowing them to optimize the performance of the resources and assets that they employ.
      We deliver this value to our customers by developing, maintaining and delivering information solutions in the following categories:
      Identity-driven computing solutions. Our identity-driven computing products include applications that offer a broad set of capabilities that manage resources, assets, and people through the assignment of digital identities, including the following:

•	resource management capabilities for both desktop and server environments;

•	provisioning and de-provisioning capabilities; and

•	secure authentication and authorization services.
      We believe that customers have recognized the need to manage the access, utilization and optimization of assets through information systems that can help them understand, implement and administer business policies, not only within organizations, but also between organizations and their customers and trading partners. Our software solutions enable organizations to balance growing user demands for services and information with demands for increased security and agility. Through identity-driven computing, customers can integrate business processes and systems, extending them within and across enterprise boundaries to interact with customers, employees, suppliers and partners. This affords organizations the opportunity to make changes to their business operations without incurring the cost of constantly changing individual software application components.
      These identity-based technologies not only regulate user access to data and applications, but are increasingly becoming the basis for securing and managing other information assets, including devices such as mobile phones and the components that make up today’s modern data centers. We believe that the combination of identity and business policy will increasingly become the preferred means by which businesses will manage the efficient utilization of all IT assets, and we have developed our solutions in this market to help our customers take advantage of these opportunities. Our identity-driven products can be deployed across a number of systems, including Linux, Unix, NetWare, and Windows, recognizing the heterogeneous nature of IT departments today. Our development strategy with respect to identity-driven computing has been to develop security and management technologies as a set of discrete software services that can be deployed as needed, as opposed to the use of a single monolithic application that can take years to implement and deploy without any immediate business benefit.

Novell annual report 2005	55

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Linux and platform services solutions. Our platform service offerings consist of operating systems, network services, and workgroup computing software solutions. We offer two major operating system platforms, SUSE Linux and NetWare. These operating systems provide the foundation for value added network and workgroup computing solutions deployed on both servers and desktops. Our workgroup server product, Open Enterprise Server (“OES”) consists of enterprise-ready, scalable networking and collaboration services — including file, print, messaging, scheduling and directory-based management modules that allow customers to manage their computing environment from a single, central console deployed on either of our major operating systems platforms. Our workgroup software category also includes our collaboration technologies, including GroupWise and NetMail (which we have open-sourced key components of and donated to the Hula Project, an internet-based collaboration server), as well as our user desktop environments, including Novell Linux Desktop. Our products are designed to operate within existing heterogeneous computing environments as well as to provide tools and strategies to allow easy migration between platforms to fit better with our customers’ technology plans.
      A major focus of our Linux and platform services solutions is to embrace and promote open source computing. Open source is a term used to describe software source code that generally allows free use, modification, and distribution of source code, subject to certain conditions. Open source software is generally built by a community of developers, many of whom are unaffiliated with each other. Corporations also fund open source projects or contribute code into open source to further assist the development efforts. We believe that a major shift toward the use of open source software is underway as companies are more critically evaluating the cost effectiveness of their information technology investments, see value in having access to the source code, and are looking for ways to avoid vendor lock-in.
      We believe that we are uniquely positioned to drive the transition to greater use of open source software, as well as to benefit from this trend. Widespread adoption of Linux and open source software was initially hindered by weak technical support a shortcoming that we are particularly well positioned to address. We leverage our financial stability, experience, and global support capabilities to help our customers integrate Linux and other open source software into their existing IT environments. While the flexibility and cost savings of Linux and open source have made it attractive to enterprise customers, we believe these businesses look to proprietary software vendors to provide applications, management and security. With our SUSE Linux open source platform and our other Linux and platform services solutions, our customers can deploy the best of proprietary and open source software that many businesses find more attractive. As an example, our GroupWise product allows customers to collaborate seamlessly across their Windows and Linux environments. We also provide solutions allowing IT managers to centrally control Linux, NetWare and Windows systems in a consistent and straightforward way.
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

56	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Novell, Inc., its wholly-owned and majority-owned subsidiaries and majority-owned joint ventures. All material inter-company accounts and transactions have been eliminated in consolidation.

Management’s Estimates and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported and related disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications

Certain amounts reported in prior years have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have an impact on net income (loss) in any period.

Foreign Currency Translation

The functional currency of all of our international subsidiaries, except for our Irish subsidiaries and a German holding company, is the local currency. These subsidiaries generate and expend cash primarily in their respective local currencies. The assets and liabilities of these subsidiaries are translated at current month-end exchange rates. Revenue and expenses are translated monthly at the average monthly exchange rate. Translation adjustments are recorded in accumulated other comprehensive income. With respect to our Irish subsidiaries and German holding company, the functional currency is the U.S. dollar for which translation gains and losses are included in other income and expense. All transaction gains and losses are reported in other income (expense). Foreign exchange resulted in a loss of $3.4 million, $5.0 million and $3.0 million, respectively, during fiscal 2005, 2004 and 2003.

Novell annual report 2005	57

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

All marketable debt and equity securities that are included in cash and short-term investments are considered available-for-sale and are carried at fair value. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income (see Note U). Fair values are based on quoted market prices where available. If quoted market prices are not available, we use third-party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in investment income in the consolidated statements of operations.

Concentrations of Credit Risk

Financial instruments that subject us to credit risk primarily consist of cash equivalents, short-term investments, accounts receivable, notes receivable, and amounts due under subleases. Our credit risk is managed by investing cash and cash equivalents primarily in high-quality money market instruments and securities of the U.S. government and its agencies. Accounts receivable include amounts owed by geographically dispersed end users, distributors, resellers, and original equipment manufacturer (“OEM”) customers. No collateral is required. Accounts receivable are not sold or factored. At October 31, 2005, we had outstanding receivables from one customer, which accounted for 13% of our outstanding receivables. This receivable balance was collected in full in the first quarter of fiscal 2006. There were no customers with outstanding receivable balances greater than 10% of total accounts receivable at October 31, 2004. We generally have not experienced any material losses related to receivables from individual customers or groups of customers. Due to these factors, no significant additional credit risk, beyond amounts provided for, is believed by management to be inherent in our accounts receivable. Our long-term notes receivable in the amount of $9.1 million is collateralized by a building and land. Our subleases are with many different parties and thus no concentration of credit risk exists at October 31, 2005.

During the years ended October 31, 2005, 2004 and 2003, there were no customers who accounted for more than 10% of total net revenue.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets, or lease term, if shorter. Such lives are as follows:

Asset classification	Useful Lives

Buildings	30 years
Furniture and equipment	2 – 7 years
Leasehold improvements and other	3 – 10 years

58	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We review our property, plant and equipment annually for indicators of impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could indicate an impairment include significant underperformance of the asset as compared to historical or projected future operating results, significant changes in the actual or intended use of the asset, or significant negative industry or economic trends. When we determine that the carrying value of an asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future cash flows. For fiscal year 2005, we have not identified or recorded any impairment of our property, plant and equipment.

Goodwill and Intangible Assets

We review our goodwill annually for indicators of impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of August 1, or more frequently if events or changes in circumstances warrant, such as a material adverse change in the business. Goodwill is considered to be impaired when the carrying value of a reporting unit exceeds its estimated fair value. Fair values are estimated using a discounted cash flow methodology.

In accordance with SFAS No. 142, we do not amortize goodwill or intangibles with indefinite lives resulting from acquisitions. We review these assets periodically for potential impairment issues. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives.

We review our finite-lived intangibles assets for indicators of impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that the carrying value of an asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future cash flows.

Disclosure of Fair Value of Financial Instruments

Our financial instruments mainly consist of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, long-term investments, accounts payable, accrued expenses, Series B Preferred Stock, and the Debentures. The carrying amounts of our cash equivalents and short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. We periodically review the realizability of each short-term and long-term investment when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the value of the investments is deemed to exist, the carrying value of the investment is written down to its estimated fair value. We consider an impairment to be other than temporary when market evidence or issuer-specific knowledge does not reflect long-term growth to support current carrying values. The carrying amount for the Series B Preferred Stock and Debentures approximate fair value. As of October 31, 2005 and 2004, we did not hold any publicly-traded long-term

Novell annual report 2005	59

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity securities. Our long-term notes receivable and the Debentures have interest rates that approximate current market rates; therefore, the carrying value approximates fair value.

Revenue Recognition and Related Reserves.

Our revenue is derived primarily from the sale of software licenses, software maintenance, upgrade protection, subscriptions of SUSE Linux Enterprise Server (“SLES”), technical support, training, and consulting services. Our customers include: distributors, who sell our products to resellers, dealers, and VARs; OEMs, who integrate our products with their products or solutions; VARs, who provide solutions across multiple vertical market segments which usually includes services; and end users, who may purchase our products and services directly from Novell or from other partners or resellers. Except for our SUSE Linux product, distributors do not order to stock and only order products when they have an end customer order, which they present to us. With respect to our SUSE Linux product, distributors place orders and the product is then sold through to end customers principally through the retail channel. OEMs report the number of copies duplicated and sold via an activity or royalty report. Software maintenance, upgrade protection, technical support, and subscriptions of SLES typically involve one to three year contract terms. Our standard contracts offer a 90-day right of return.

Revenue is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and Staff Accounting Bulletin No. 104, “Revenue Recognition,” and related interpretations. When an arrangement does not require significant production, modification or customization of software or does not contain services considered to be essential to the functionality of the software, revenue is recognized when the following four criteria are met:

•	Persuasive evidence of an arrangement exists — We require evidence of an agreement with a customer specifying the terms and conditions of the products or services to be delivered typically in the form of a signed contract or statement of work accompanied by a purchase order.

•	Delivery has occurred — For software licenses, delivery takes place when the customer is given access to the software programs via access to a web site or shipped medium. For services, delivery takes place as the services are provided.

•	The fee is fixed or determinable — Fees are fixed or determinable if they are not subject to a refund or cancellation and do not have payment terms that exceed our standard payment terms. Typical payment terms are net 30 days.

•	Collection is probable — We perform a credit review of all customers with significant transactions to determine whether a customer is credit worthy and collection is probable. Prior Novell established credit history, credit reports, financial statements, and bank references are used to assess credit worthiness.

In general, revenue for transactions that do not involve software customization or services considered essential to the functionality of the software is recognized as follows:

•	Software license fees for our SUSE Linux product are recognized when the product is sold through to an end customer;

•	Software license fees for sales through OEMs are recognized upon receipt of license activity or royalty reports;

•	All other software license fees are recognized upon delivery of the software;

60	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Software maintenance, upgrade protection, technical support, and subscriptions of SLES are recognized ratably over the contract term; and

•	Consulting, training and other similar services are recognized as the services are performed.

If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. We record provisions against revenue for estimated sales returns and allowances on product and service-related sales in the same period as the related revenue is recorded. We also record a provision to operating expenses for bad debts resulting from customers’ inability to pay for the products or services they have received. These estimates are based on historical sales returns and bad debt expense, analyses of credit memo data, and other known factors, such as bankruptcy. If the historical data we use to calculate these estimates do not accurately reflect future returns or bad debts, adjustments to these reserves may be required that would increase or decrease revenue or net income.

Many of our software arrangements include multiple elements. Such elements typically include any or all of the following: software licenses, rights to additional software products, software maintenance, upgrade protection, technical support services, training and consulting services. For multiple-element arrangements that do not involve significant modification or customization of the software and do not involve services that are considered essential to the functionality of the software, we allocate value to each element based on its relative fair value, if sufficient Novell-specific objective evidence of fair value exists for each element of the arrangement. Novell-specific objective evidence of fair value is determined based on the price charged when each element is sold separately. If sufficient Novell-specific objective evidence exists for all undelivered elements, but does not exist for the delivered element, typically the software, then the residual method is used to allocate value to each element. Under the residual method, each undelivered element is allocated value based on Novell-specific objective evidence of fair value for that element, as described above, and the remainder of the total arrangement fee is allocated to the delivered element, typically the software. If sufficient Novell-specific objective evidence does not exist for all undelivered elements and the arrangement involves rights to unspecified additional software products, all revenue is recognized ratably over the term of the arrangement. If the arrangement does not involve rights to unspecified additional software products, all revenue is initially deferred until typically the only remaining undelivered element is software maintenance or technical support, at which time the entire fee is recognized ratably over the remaining maintenance or support term.

In the case of multiple-element arrangements that involve significant modification or customization of the software or involve services that are considered essential to the functionality of the software, contract accounting is applied. When Novell-specific objective evidence exists for software maintenance or technical support in arrangements requiring contract accounting, the consulting and license fees are combined and revenue is recognized on the percentage of completion basis. The percentage of completion is generally calculated using estimated hours incurred to date relative to the total expected hours for the entire project. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. The maintenance or support fee is unbundled from the other elements and revenue is recognized ratably over the maintenance or support term. When Novell-specific objective evidence does not exist for software maintenance or support, then all revenue is deferred until completion of the consulting services, at which time the entire fee is recognized ratably over the remaining maintenance or support period.

Consulting project contracts are either time-and-materials or fixed-price contracts. Revenue from time-and-materials contracts is recognized as the services are performed. Revenue from fixed-price contracts is

Novell annual report 2005	61

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized based on the proportional performance method, generally using estimated time to complete to measure the completed effort. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. Consulting revenue includes reimbursable expenses charged to our clients.

Celerant recognizes consulting revenue on base fees, milestone fees and success fees. Base fees are the element of total fees that are recognized based on expected efforts to be expended on a project. Milestone fees are the element of total fees for the project that are not billed in accordance with the resources used, but are linked directly to the achievement of specified criteria, which release the milestone payments. Success fees are incremental fees based on results that exceed base deliverables on the project. Revenue derived from the achievement of criteria relating to project milestones or project results is recognized only when they have been accepted and approved by the customer. Base fees are recognized according to the proportional performance to date, which is measured by applying the completed effort to date to the total fees (less project milestones and success fees) of each project. The completed effort date to is calculated as the proportion of man-weeks incurred to date relative to the total expected man-weeks for the entire project. The cumulative impact of any revision in estimates to complete or the recognition of losses on contracts is reflected in the period in which the changes or losses become known. Celerant consulting revenue includes reimbursable expenses charged to our clients.

Cost of Revenue

Cost of revenue includes the amortization of intangible assets related to products or services sold, royalty costs and cost associated with personnel providing consulting services.

Expenses

Product development costs are expensed as incurred. Due to the use of the working model approach under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” costs incurred subsequent to the establishment of technological feasibility but prior to the general release of the product, have not been significant and therefore have not been capitalized.

Advertising costs are expensed as incurred. Advertising expenses totaled $6.0 million, $10.6 million, and $37.5 million in fiscal 2005, 2004, and 2003, respectively.

Stock-Based Compensation

We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We apply the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” We account for stock-based awards issued to non-employees using the fair value model in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services.”

At October 31, 2005, we had authorized several stock-based compensation plans which are more fully described in Note R. Under these plans, options to purchase shares of our common stock could be granted to employees, consultants, and outside directors. Under the intrinsic value method, compensation expense is calculated based on the difference between the fair market value of our common stock and the option exercise price at the date of grant. We generally grant employee stock options with an exercise

62	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price equal to the fair market value of our common stock. If compensation expense for our stock-based compensation had been determined based on the fair value of the stock grants, our net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2005	2004	2003

	(In thousands, except per share amounts)
Net income (loss):
As reported	$376,722	$57,188	$(161,904)
Less: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(50,420)	(51,436)	(28,753)
Add: total stock-based compensation expense recorded in the statement of operations	2,653	4,940	3,445

Pro forma	$328,955	$10,692	$(187,212)

Net income (loss) per common share:
As reported basic	$0.98	$0.08	$(0.44)
Pro forma basic	$0.86	$(0.04)	$(0.51)
As reported diluted	$0.86	$0.08	$(0.44)
Pro forma diluted	$0.75	$(0.04)	$(0.51)

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004, and 2003: a risk-free interest rate of approximately 3.8% for fiscal 2005 and 2.8% for fiscal 2004 and 2003; a dividend yield of 0.0% for all years; a weighted-average expected life of 4.4 years for fiscal 2005, 3.75 years for fiscal 2004, and 5.0 years for fiscal 2003; and a volatility factor of the expected market price of our common stock of 0.55 for fiscal 2005, 0.77 for fiscal 2004, and 0.85 for fiscal 2003. The weighted-average fair value of options granted in fiscal 2005, 2004, and 2003 was $3.17, $5.63, and $2.38, respectively.

We do not recognize compensation expense related to employee purchase rights under the Novell, Inc. 1989 Employee Stock Purchase Plan. Pro forma compensation expense is estimated for the fair value of the employees’ purchase rights using the Black-Scholes model with the following assumptions for the rights granted in fiscal 2005, 2004, and 2003: a dividend yield of 0.0% for all years; an expected life of six months for all years; an expected volatility factor of 0.74 for fiscal 2005, 0.77 for fiscal 2004, and 0.85 for fiscal 2003; and a risk-free interest rate of approximately 1.7% for fiscal 2005, 1.2% for fiscal 2004, and 1.1% for fiscal 2003. The weighted-average fair value of the purchase rights granted on October 18, 2004, April 19, 2004, October 20, 2003, May 7, 2003, October 21, 2002, was $2.50, $4.19, $2.19, $1.07, and $0.93, respectively.

As discussed below, beginning in fiscal 2006, we will adopt SFAS No. 123(R), “Share-Based Payment,” which requires us to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments to the statement of operations over the related employee service period.

Novell annual report 2005	63

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) Per Share

Basic and diluted net income per share available to common stockholders is presented in conformity with SFAS No. 128, “Earnings per Share,” and the related interpretation in EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” Basic net income per share available to common stockholders is computed by dividing net income available to common stockholders by the actual weighted-average number of common shares outstanding during the period. Net income available to common stockholders reflects net income (loss) after deducting accumulated preferred stock dividends and earnings allocated to participating preferred stockholders. Diluted net income available to common stockholders is based on the basic calculation but also excludes the minority interest share of net income on a diluted basis and assumes the conversion of the Series B Preferred Stock and Debentures using the “if converted” method, if dilutive, and includes the dilutive effect of potential common shares under the treasury stock method. Potential common shares include stock options, unvested restricted stock and, in certain circumstances, convertible securities such as the Debentures and Series B Preferred Stock.

In November 2004, the EITF reached a final conclusion on Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” This issue addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share calculations. The EITF’s conclusion is that the market price trigger should be ignored and that these securities should be treated as convertible securities and included in diluted earnings per share regardless of whether the conversion contingencies have been met. Because our Debentures are contingently convertible debt with a market price trigger, we were required to comply with EITF Issue 04-8 beginning in the first quarter of fiscal 2005. All earnings per share amounts presented have been revised to conform to the requirements of EITF Issue No. 04-8.

Derivative Instruments

A large portion of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we enter into transactions in other currencies, primarily the Euro, the British Pound Sterling, and certain other European, Latin American and Asian currencies. To protect against reductions in value caused by changes in foreign exchange rates, we have established balance sheet and inter-company hedging programs. We hedge currency risks of some assets and liabilities denominated in foreign currencies through the use of one-month foreign currency forward contracts. We do not currently hedge currency risks related to revenue or expenses denominated in foreign currencies.

We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the year-end, the fair value of the derivatives as of October 31, 2005 and 2004 is insignificant. Gains and losses recognized during the year on these foreign currency contracts are recorded as other income or expense and would generally be offset by corresponding losses or gains on the related hedged items, resulting in negligible net exposure to our financial statements.

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

64	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments to the statement of operations over the related employee service period. SFAS No. 123(R) will be effective for us beginning with our first quarter of fiscal 2006.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and, therefore we generally recognize no compensation cost for employee stock options. The adoption of SFAS No. 123(R) will have a significant impact on our results of operations, although it is not expected to have any impact on our overall financial position. The precise impact of the adoption of SFAS No. 123(R) cannot be predicted at this time as it will depend in part on levels of share-based payments granted in the future. However, had SFAS No. 123(R) been adopted in prior periods, the impact would have approximated the impact of SFAS No. 123, which is described above. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

SFAS No. 123(R) allows companies to choose one of three transition methods; the modified prospective transition method without restatement, modified prospective transition method with restatement, or modified retroactive transition method. We have chosen to use the modified prospective transition methodology without restatement.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have an immediate material effect on our consolidated financial position, results of operations or cash flows.

C.	Acquisitions

Tally Systems Corp.
      On April 1, 2005, we acquired a 100% interest in Tally Systems Corp. (“Tally”), a privately-held company headquartered in Lebanon, New Hampshire. Tally provides automated PC hardware and software recognition products and services used by customers to manage hardware and software assets. This acquisition enables us to enhance our current ZENworks product offerings. The purchase price was approximately $17.3 million in cash, plus transaction costs of $0.4 million and excess facility costs of $4.5 million recorded as an acquisition liability. In addition, as a part of the acquisition, we set up a bonus pool of $0.5 million for Tally employees who satisfy certain criteria. This bonus pool was not accrued as a component of the purchase price and any bonus payments out of this pool are expensed as they are earned.
      Tally’s results of operations were included in the consolidated financial statements beginning on the acquisition date.

Novell annual report 2005	65

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase price was allocated as follows:

	Estimated	Estimated
	Fair Value	Useful Life

	(In thousands)
Fair value of net tangible assets acquired	$587	N/A
Identifiable intangible assets:
Developed technology	3,200	4 years
Contractual relationships	1,700	3 years
Customer relationships	280	3 years
Internal use software	90	3 years
Goodwill	16,308	Indefinite

Total net assets acquired	$22,165

      The purchase price was allocated to the tangible and identifiable intangible assets and the excess of the total purchase price over the amounts assigned was recorded as goodwill. We estimated the fair values of the intangible assets as further described below. Developed technology, contractual relationships, customer relationships and internal use software are being amortized over their estimated useful lives. Goodwill is not amortized but is periodically evaluated for impairment.
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
      Goodwill from the acquisition resulted from our belief that the asset management products developed by Tally are a valuable addition to our ZENworks product line and will help us remain competitive in the hardware and software management products market. The goodwill from the Tally acquisition was allocated among our geographic operating segments (see Note H).

Immunix, Inc.
      On April 27, 2005, we acquired a 100% interest in Immunix, Inc. (“Immunix”), a privately-held company headquartered in Portland, Oregon, which provides enterprise class, host intrusion prevention solutions for the Linux platform. This acquisition enables us to expand security offerings on the Linux platform. The purchase price was approximately $17.3 million in cash, plus transaction costs of $0.4 million. In addition, as a part of the acquisition, we set up a bonus pool of $0.4 million for Immunix employees who satisfy certain criteria. This bonus pool was not accrued as a component of the purchase price and any bonus payments out of this pool are expensed as they are earned.

66	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Immunix’s results of operations were included in the consolidated financial statements beginning on the acquisition date.
      The purchase price was allocated as follows:

	Estimated	Estimated
	Fair Value	Useful Life

	(In thousands)
Fair value of net tangible liabilities assumed	$(112)	N/A
In-process research and development	480	N/A
Identifiable intangible assets:
Developed technology	2,400	3 years
Trademarks/trade names	120	3 years
Customer relationships	80	1 year
Internal use software	10	3 years
Goodwill	14,676	Indefinite

Total net assets acquired	$17,654

      The purchase price was allocated to the tangible and identifiable intangible assets and the excess of the total purchase price over the amounts assigned was recorded as goodwill. We estimated the fair values of the intangible assets as further described below. Developed technology, trademark/trade names, customer relationships and internal use software are being amortized over their estimated useful lives. Goodwill is not amortized but is periodically evaluated for impairment.
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
      Developed technology relates to Immunix products that are commercially available and can be combined with Novell products and services. Discounted expected future cash flows attributable to the products were used to determine the value of developed technology. This resulted in a valuation of approximately $2.4 million related to developed technology which had reached technological feasibility.
      Goodwill from the acquisition resulted from our belief that the Linux platform security products developed by Immunix are a valuable addition to our Linux offerings and will help us remain competitive in the Linux market and increase our Linux revenue. The goodwill from the Immunix acquisition was allocated among our geographic operating segments (see Note H).

Novell annual report 2005	67

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If the Tally and Immunix acquisitions had occurred on November 1, 2003, the unaudited pro forma results of operations for fiscal 2005 and 2004 would have been:

	Fiscal Year Ended

	October 31,	October 31,
	2005	2004

	(In thousands, except per
	share amounts)
Revenue	$1,200,762	$1,173,055
Net income available to common stockholders — diluted	$376,049	$28,268
Net income per share available to common stockholders — diluted	$0.86	$0.07

Salmon Ltd.
      On July 19, 2004, we purchased all of the outstanding stock of Salmon Ltd. (“Salmon”), a privately-held information technology services and consulting firm headquartered in Watford, England, for approximately $8.2 million in cash, plus merger and transaction costs of $0.6 million. In addition, we recorded a deferred income tax liability of $1.2 million resulting from the book and tax basis differences due to the non-deductibility of identified intangible assets recorded in connection with this acquisition.
      The acquisition of Salmon enables us to expand our range of IT consulting services in the United Kingdom. Salmon’s results of operations have been included in the consolidated financial statements beginning on the acquisition date.
      The purchase price was allocated as follows:

	Estimated
	Acquisition Cost	Asset Life

	(In thousands)
Fair value of net tangible assets acquired	$3,007	N/A
Identifiable intangible assets:
Customer relationships	3,417	3 years
Non-compete agreement	422	3 years
Goodwill	6,146	Indefinite

Total acquisition cost	$12,992

      The purchase price has been allocated to the tangible and identifiable intangible assets and the excess of the total purchase price over the amounts assigned has been recorded as goodwill. We estimated the fair values of the intangible assets as further described below. Customer relationships and the non-compete agreement are being amortized over their estimated useful lives. Goodwill is not amortized but is periodically evaluated for impairment.
      The purchase agreement provides for contingent payments of up to an additional $10.6 million based upon the future revenue and profitability of both Salmon and Novell in the United Kingdom over a period of two years. Approximately $3.2 million of contingent payments were earned and recorded to goodwill in fiscal 2005. Any future earnout payments will be capitalized as goodwill when and if paid.
      Net tangible assets of Salmon consisted mainly of cash and cash equivalents, accounts receivable, fixed assets, accounts payable, and other liabilities.

68	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Goodwill from the acquisition resulted from our belief that the consulting methodologies and expertise Salmon had developed are valuable to our services business. We also believed it was more beneficial to acquire such knowledge rather than to develop it in-house. The goodwill from the Salmon acquisition was allocated 100% to our EMEA segment.
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
      If the Salmon acquisition had occurred on November 1, 2002, the unaudited pro forma results of operations for fiscal 2004 and 2003 would have been:

	Fiscal Year Ended

	Oct. 31,	Oct. 31,
	2004	2003

	(In thousands, except per-
	share amounts)
Net revenue	$1,181,514	$1,123,969
Net income (loss) attributable to common stockholders	$29,184	$(160,061)
Net income (loss) per share attributable to common stockholders — basic	$0.08	$(0.43)
Net income (loss) per share attributable to common stockholders — diluted	$0.07	$(0.43)

SUSE LINUX AG
      On January 12, 2004, we purchased substantially all of the outstanding stock of SUSE LINUX AG (“SUSE”), a privately-held company and a leading provider of Linux-based products, for approximately $210.0 million in cash, plus merger and transaction costs of $9.0 million. In addition, we recorded a deferred income tax liability of $3.0 million resulting from the book and tax basis differences due to the non-deductibility of identified intangible assets recorded in connection with this acquisition. The deferred income tax liability was originally valued at $17.3 million; however, during the fourth quarter of fiscal 2004, we completed a reorganization of certain subsidiaries of SUSE LINUX AG in accordance with German merger law that resulted in a reduction of the deferred tax liability and goodwill of approximately $14.3 million.
      The acquisition of SUSE enables us to offer a wide range of enterprise solutions on the Linux platform, from the desktop to the server to the mainframe. SUSE’s results of operations have been incorporated into ours beginning on the acquisition date.

Novell annual report 2005	69

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase price was allocated as follows:

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
      Customer relationships in the amount of $13.4 million, net of tax, related to the following types of contracts:

•	product maintenance services;

•	business support services;

•	partner memberships;

•	alliances; and

•	customer backlog.
      The valuation of product maintenance services, business support services, and partner memberships were determined by comparing the estimated future cash flows generated from annual renewals of each contract, versus such cash flows without the renewals of such contracts. The valuation of alliances was determined using the replacement cost approach. The valuation of customer backlog was determined based on forecasted cash flows from firm orders that had been placed that SUSE is expected to service. During fiscal 2005, we determined that the intangible assets related to customer backlog were impaired and therefore we wrote off $0.1 million related to this intangible asset.
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

70	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based upon the estimated cost to recreate the software. During fiscal 2005, we determined that some of the internal use software applications we acquired from SUSE had become impaired, and therefore we wrote off $1.0 million related to those intangible assets.
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
      If the SUSE acquisition had occurred on November 1, 2002, the unaudited pro forma results of operations for fiscal 2004 and 2003 would have been:

	Fiscal Year Ended

	Oct. 31,	Oct. 31,
	2004	2003

	(In thousands, except per
	share amounts)
Net revenue	$1,173,890	$1,140,201
Net income (loss) attributable to common stockholders	$30,135	$(177,170)
Net income (loss) per share attributable to common stockholders — basic and diluted	$0.08	$(0.48)

Ximian, Inc.
      On August 4, 2003, we acquired Ximian, Inc. (“Ximian”), a privately-held company and provider of desktop and server solutions that enable enterprise Linux adoption, for approximately $40.0 million in cash and transaction costs of $0.5 million. This transaction was accounted for as a purchase. Ximian’s results of operations have been incorporated into Novell’s beginning on the acquisition date of August 4, 2003.
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

Novell annual report 2005	71

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

D.	Cash and Short-Term Investments
      The following is a summary of our short-term available for sale investments at fiscal year ended October 31, 2005 and 2004:

				Fair
				Market
	Cost at	Gross	Gross	Value at
	October 31,	Unrealized	Unrealized	October 31,
	2005	Gains	Losses	2005

	(In thousands)
Short-term investments:
Auction market securities	$117,702	$—	$—	$117,702
U.S. government and agency securities	405,934	1	(4,604)	401,331
Corporate notes and bonds	237,872	15	(2,631)	235,256
Asset and mortgage-backed securities	84,398	3	(829)	83,572
Equity securities	5,380	425	—	5,805

Total short-term investments	$851,286	$444	$(8,064)	$843,666

72	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Fair
				Market
	Cost at	Gross	Gross	Value at
	October 31,	Unrealized	Unrealized	October 31,
	2004	Gains	Losses	2004

	(In thousands)
Short-term investments:
Auction market securities	$358,200	$5	$—	$358,205
U.S. government and agency securities	200,415	216	(416)	200,215
Corporate notes and bonds	171,461	284	(407)	171,338
Asset and mortgage-backed securities	42,552	7	(157)	42,402
Equity securities	4,288	615	—	4,903

Total short-term investments	$776,916	$1,127	$(980)	$777,063

      At October 31, 2005, approximately $5.8 million of our equity securities are designated for deferred compensation payments, which are paid out as requested by the participants of the plan.
      At October 31, 2005, contractual maturities of our short-term investments were:

	Cost	Fair Market Value

	(In thousands)
Less than one year	$131,080	$131,044
Due in one to two years	181,726	180,754
Due in two to three years	276,593	272,675
Due in more than three years	256,507	253,388
No contractual maturity	5,380	5,805

Total short-term investments	$851,286	$843,666

      We had net unrealized losses related to short term investments of $7.6 million at October 31, 2005 and net unrealized gains related to short-term investments of $0.1 million at October 31, 2004. We realized gains on the sales of securities of $0.8 million, $2.0 million, and $1.8 million, in fiscal 2005, 2004, and 2003, respectively, while realizing losses on sales of securities of $1.6 million, $0.6 million, and $0.5 million, during those same periods, respectively. At October 31, 2005, $101.7 million of the investments with gross unrealized losses of $2.0 million had been in a continuous unrealized loss position for more than 12 months. The unrealized losses on our investments were caused primarily by interest rate increases and not the credit quality of the issuers. The unrealized losses generally represent only 2% of the cost basis of the related investments and are not considered to be severe. In addition, these investments represent only 6% of our total cash, cash equivalents and short-term investments. We have the ability and intent to hold these investments until a recovery of fair value, which may be at maturity. We therefore do not consider these investments to be other-than-temporarily impaired at October 31, 2005.

E.	Notes Receivable
      In October 2004, we completed the sale of three buildings we owned in Orem, Utah for $12.8 million, including a $10 million note receivable. The note is collateralized by the buildings and land as well as a personal guarantee and letters of credit. The note currently bears interest at LIBOR plus 3% through the maturity date. Principal payments on the note are to be made periodically with a final lump sum payment on

Novell annual report 2005	73

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the maturity date in October 2009. As of October 31, 2005, there was $0.1 million recorded in other current assets and $9.2 million recorded in other assets related to this note receivable.

F.	Long-Term Investments
      The primary components of long-term investments as of October 31, 2005 and 2004 were investments made through the Novell Venture account or directly by us for strategic direct investments in private long-term equity securities. Long-term investments are accounted for initially at cost and written down to fair market value when indicators of impairment are deemed to be other than temporary. At October 31, 2005 and 2004, we had long term investment of $54.3 million and $56.0 million, respectively.
      Investments made through the Novell Venture account generally are in investments in venture capital funds that are managed largely by external venture capitalists. Within the Novell Venture account there are also private companies, primarily small capitalization stocks in the high-technology industry sector. The values of the investments made through the Novell Venture account are dependent on the financial performance, successful acquisition, and/or initial public offering of the investees.
      We routinely review our investments in private securities and venture funds for impairment. To assess impairment, we analyze historical and forecasted financial performance of the investees, the volatility inherent in the external market for these investments, and our estimate of the potential for investment recovery based on all these factors. During fiscal 2005, 2004, and 2003, we recognized impairment losses on long-term investments totaling $3.4 million, $5.4 million, and $34.7 million, respectively. During fiscal 2005 and 2004, we recognized a gain of $2.1 million and $3.3 million, respectively, on the sale of long-term investments.

G.	Property, Plant and Equipment
      Property, plant and equipment consist of the following:

	October 31,	October 31,
	2005	2004

	(In thousands)
Buildings and land	$191,956	$210,453
Furniture and equipment	219,097	214,429
Leasehold improvements and other	58,265	86,580
Corporate aviation assets held for sale	18,849	—

Property, plant and equipment, at cost	488,167	511,462
Accumulated depreciation	(275,790)	(279,994)

Property, plant and equipment, net	$212,377	$231,468

      In October 2005, we approved a plan to sell our corporate aviation assets. No impairment loss was recognized in connection with this decision. Corporate aviation assets have been classified as held for sale at the end of fiscal 2005. It is anticipated that these assets will be sold early in fiscal 2006.
      Depreciation and amortization expense related to property, plant and equipment totaled $35.3 million, $40.0 million, and $47.3 million, in fiscal 2005, 2004, and 2003, respectively.
      During the first quarter of fiscal 2005, we sold our facility in Lindon, Utah, which had a net book value of $8.8 million, for $10.4 million. In October 2004, we completed the sale of three buildings we owned in Orem, Utah for $12.8 million, including $10.0 million we financed though a secured note receivable. This transaction

74	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
resulted in a loss of approximately $0.3 million. During fiscal 2004, we also sold an additional facility for $2.0 million. This facility had a net book value of zero at the time of sale.

H.	Goodwill and Intangible Assets

Goodwill
      The following is a summary of goodwill resulting from the indicated acquisitions:

	October 31,	October 31,
	2005	2004

	(In thousands)
SUSE	$176,963	$176,963
SilverStream	112,622	124,622
Ximian	33,852	34,854
Cambridge Technology Partners	25,903	42,500
Tally	16,308	—
Immunix	14,676	—
Salmon	6,146	3,109
Other technology companies	9,039	9,040

Total goodwill	$395,509	$391,088

      Goodwill has been allocated to our operating segments as described in Note W. The following is a summary of goodwill allocated to our operating segments, which we consider to be reporting units for allocating and evaluating goodwill:

	North		Asia	Latin		Celerant
	America	EMEA	Pacific	America	Japan	Consulting	Total

	(In thousands)
Balance as of October 31, 2004	$175,548	$141,380	$20,524	$5,268	$5,868	$42,500	$391,088
Acquisition of Tally	8,857	6,196	959	265	31	—	16,308
Acquisition of Immunix	7,789	5,680	876	275	56	—	14,676
Adjustments	(6,407)	(2,769)	(644)	(97)	(49)	(16,597)	(26,563)

Balance as of October 31, 2005	$185,787	$150,487	$21,715	$5,711	$5,906	$25,903	$395,509

      Adjustments to goodwill during fiscal 2005 include an adjustment of approximately $29.6 million, attributable to SilverStream, which was acquired during fiscal 2002, Cambridge Technology Partners (Celerant Consulting), which was acquired during fiscal 2001, and Ximian, which was acquired during fiscal 2003, related to the reversal of deferred tax asset valuation allowances on acquired net operating loss carryforwards that were utilized by income generated mainly from the Microsoft settlement. Goodwill was reduced for this adjustment because a portion of it related to the valuation allowances on acquired net operating losses that were established during the allocation of the purchase price for each of these acquisitions. Adjustments to goodwill also included an increase to Salmon goodwill of approximately $3.2 million, related to purchase price adjustments for a contingent earn-out payment which was earned in the third quarter of fiscal 2005, net of $0.2 million for adjustments to merger liabilities for the related taxes and foreign exchange rate adjustments.

Novell annual report 2005	75

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the fourth quarters of fiscal 2005 and 2004, we performed our annual goodwill impairment test under SFAS No. 142. This test was performed as of August 1, 2005 and 2004, respectively. To estimate the fair value of our reporting units, management made estimates and judgments about future cash flows based on assumptions that are consistent with both short-term and long-range plans used to manage the business. We also considered factors such as our market capitalization in assessing the fair value of the reporting units. Based on the results of our analyses, we determined that no goodwill impairment existed in any of our reporting units for either year. This process requires subjective judgment at many points throughout the analysis. Changes to the estimates used in the analyses, including estimated future cash flows, could cause one or more of the reporting units or indefinite-lived intangibles to be valued differently in future periods. It is at least reasonably possible that future analysis could result in a non-cash goodwill impairment charge and the amount could be material.

Intangible Assets
      The following is a summary of intangible assets, net of accumulated amortization:

	October 31, 2005			October 31, 2004

	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value	Asset Lives

	(In thousands)
Trademarks and trade names	$25,571	$(20)	$25,551	$26,121	$—	$26,121	Indefinite
Patents	15,500	(1,392)	14,108	—	—	—	10 years
Customer/contractual relationships	19,362	(10,454)	8,908	17,302	(3,732)	13,570	3 years
Developed technology	22,850	(16,718)	6,132	20,707	(16,504)	4,203	3-4 years
Internal use software	5,193	(3,700)	1,493	5,944	(1,604)	4,340	3 years
Non-compete agreement	422	(193)	229	422	(40)	382	3 years

Total intangible assets	$88,898	$(32,477)	$56,421	$70,496	$(21,880)	$48,616

      During the first quarter of fiscal 2005, we acquired a portfolio of patents and patent applications for $15.5 million. These patents and patent applications were purchased to enhance our portfolio of intellectual property and to strengthen our ability to defend against those who might assert patent claims against open source products marketed and supported by Novell, consistent with our publicly disclosed policy. Subsequent to October 31, 2005, we contributed these patents to a joint venture (see Note X).
      Trademarks and trade names at October 31, 2005 related primarily to the SUSE and Ximian individual product names, which we continue to use. Developed technology at October 31, 2005 related primarily to the Linux product line as a result of our January 2004 acquisition of SUSE and Linux and platform services product line as a result of our acquisition of Ximian. Customer/contractual relationships at October 31, 2005 related primarily to the customers we acquired as a part of our acquisitions of SUSE and Salmon. Internal use software at October 31, 2005 related to certain build tools we acquired through our acquisition of SUSE. Non-compete agreement related to certain agreements that were assumed through our acquisition of Salmon.
      We analyze our intangible assets periodically for indicators of impairment. During fiscal 2005, we determined that $0.7 million of our trademarks and trade names were impaired as they were no longer being utilized and no longer had any value. These trademarks and trade names were written off and the related charge recorded as a component of maintenance and services cost of revenue in the consolidated statement of operations. Of the $0.7 million impairment amount, $0.3 million related to North America, $0.3 million related to EMEA, with the remaining $0.1 million relating to Asia Pacific, Latin America and Japan. We also

76	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determined that internal use software intangible assets with a net book value of $0.8 million were fully impaired. The fair value was determined based on the fact that this software, as well as a similar product from a competitor, is now both available for free to the general public and the related technology is not proprietary to either us or the competitor. This internal use software intangible asset was written off and the related charge recorded as a component of product development in the operating expenses section of the consolidated statement of operations. Of the $0.8 million impairment amount, $0.4 million related to North America, $0.3 million related to EMEA, with the remaining $0.1 million relating to APAC, Japan and Latin America. In addition, during fiscal 2005, we determined that $0.4 million of our intangible assets, primarily internal use software, were no longer being utilized. Therefore, the intangible assets were written off in fiscal 2005.
      No indicators of impairments to our intangible assets were noted during fiscal 2004.
      Amortization expense on intangible assets was $14.0 million, $9.5 million, and $11.0 million in fiscal 2005, 2004, and 2003, respectively. Amortization of intangible assets is estimated to be approximately $10.7 million in fiscal 2006, $4.3 million in fiscal 2007, $1.6 million in fiscal 2008, and $0.3 million in fiscal 2009. These amounts exclude the patents that were contributed to a joint venture as discussed in Note X.

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

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2005	2004	2003

	(In thousands)
Income tax expense
Current:
Federal	$52,439	$(5,819)	$—
State	3,200	500	800
Foreign	34,483	23,826	23,512

Total current income tax expense	90,122	18,507	24,312

Deferred:
Federal	475	—	88,747
State	—	—	(4,222)
Foreign	(1,177)	(721)	(1,943)

Total deferred income tax expense (benefit)	(702)	(721)	82,582

Total income tax expense	$89,420	$17,786	$106,894

Novell annual report 2005	77

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Differences between the U.S. statutory and effective tax rates are as follows:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2005	2004	2003

U.S. statutory rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax effect	3.8	—	(4.0)
Research and development tax credits	(1.0)	(3.7)	(6.7)
Foreign income taxed at different rates than U.S. statutory rate	6.5	—	(9.8)
Valuation allowances	(25.7)	(3.0)	209.2
Reversal of permanently invested earnings	—	—	32.9
Non-recurring tax benefit	—	(7.8)	—
Other, net	0.6	3.2	7.7

Effective tax rate	19.2%	23.7%	194.3%

      Domestic and foreign components of income (loss) before taxes are as follows:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2005	2004	2003

	(In thousands)
Domestic	$450,491	$36,651	$(129,395)
Foreign	15,651	38,323	74,385

Total income (loss) before taxes	$466,142	$74,974	$(55,010)

Cash paid for income taxes	$20,872	$11,212	$17,806

78	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of deferred tax assets at October 31, 2005 and 2004 are as follows:

	October 31,	October 31,
	2005	2004

	(Amounts in thousands)
Deferred income taxes:
Deferred tax assets:
Accruals	$23,593	$19,105
Capital loss carryforward	53,192	48,288
Credit carryforwards	155,195	131,037
Net operating loss carryforwards	114,308	263,494
Investment impairments	32,096	47,303
Receivable valuation accounts	3,249	4,774
Other items	12,896	738

Gross deferred tax assets	394,529	514,739
Valuation allowance	(317,367)	(456,516)

Total deferred tax assets	77,162	58,223

Deferred tax liabilities:
Depreciation	(11,664)	(11,827)
Foreign earnings	(63,952)	(46,396)
Intangibles from acquisitions	(4,699)	(3,855)

Total deferred tax liabilities	(80,315)	(62,078)

Net deferred tax assets (liabilities)	$(3,153)	$(3,855)

      We perform quarterly and annual assessments of the realization of our deferred tax assets considering all available evidence, both positive and negative. As a result of these assessments, prior to fiscal 2003 we established valuation allowances on select deferred tax assets that were considered to be at risk due to their unique characteristics and limitations, such as capital loss carryovers and acquired tax attributes. Through the third quarter of fiscal 2003, we concluded that it was more likely than not that the remaining recognized deferred tax assets would be realized. The valuation allowance was established in the fourth quarter of fiscal 2003 as a result of our analysis of the facts and circumstances at that time, which led us to conclude that we could no longer forecast future U.S. taxable income under the more likely than not standard required by SFAS No. 109. Our cumulative pre-tax book loss for three consecutive years ended October 31, 2003, imposed a high standard for compelling, positive evidence of the likelihood of, and ability to forecast, future taxable income in the near term. As a result, in the fourth fiscal quarter 2003, we provided a full valuation allowance against net deferred tax assets carried on our balance sheet. We also recorded a deferred tax liability for our foreign earnings that were previously considered indefinitely re-invested. This resulted in an additional deferred tax liability of $18.1 million.
      Income tax expense for the year was $89.4 million, of which $70.6 million relates to the gain from the Microsoft settlement. Of the remaining income tax expense of $18.8 million, $18.3 million relates to foreign earnings, and $0.5 million relates to U.S. earnings.
      A significant amount of net operating loss carryforwards were used to offset income on the gain from the Microsoft settlement. All net operating loss carryforwards used were previously reserved by a valuation

Novell annual report 2005	79

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allowance. A portion of those loss carryforwards were benefits that were required to be recorded to certain balance sheet accounts. Accordingly, a $13.8 million benefit has been credited to additional paid-in capital, and $29.6 million has been credited to goodwill relating to acquired companies.
      At the end of fiscal 2005 we again assessed our ability to realize our deferred tax assets. We continue to believe that it is more likely than not that our remaining U.S. net deferred tax assets will not be realized based on the weight of all available evidence. As a result, we continue to provide a full valuation reserve on our U.S. net deferred tax assets. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in-capital. The valuation allowance on deferred tax assets decreased by $139.1 million in fiscal 2005, mainly as a result of the use of U.S. net operating losses against income from the Microsoft settlement, and increased by $33.1 million and $77.4 million in fiscal 2004, and 2003, respectively.
      As of October 31, 2005, we had U.S. net operating loss carryforwards for federal tax purposes of approximately $91 million. Substantially all of the benefit of the use of these loss carryforwards will be recorded as a credit to additional paid in capital. If not utilized, these carryforwards will expire in fiscal years 2023 through 2024. These amounts do not include an additional $175 million in net operating loss carryforwards from acquired companies that will expire in years 2007 through 2022. These loss carryforwards from acquired companies can be utilized to offset future taxable income, but are subject to certain annual limitations. The benefit of the use of these loss carryforwards will be recorded to first reduce goodwill relating to the acquisition, second reduce other non-current intangible assets relating to the acquisition, and third reduce income tax expense. In addition, we have approximately $129 million of foreign loss carryforwards, of which $3 million, $5 million, $7 million are subject to expiration in years 2006, 2008 and 2009-2013, respectively. The remaining losses do not expire. We have $138 million in capital loss carryforwards, which, if not utilized, will expire in fiscal years 2006 through 2010. We have foreign tax credit carryforwards of $38 million that expire between 2009 and 2015, general business credit carryforwards of $103 million that expire between 2011 and 2025, and alternative minimum tax credit carryforwards of $9 million that do not expire.
      As of October 31, 2005, deferred tax assets of approximately $54 million pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. If recognized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders’ equity. Deferred tax assets of $72 million relate to acquired entities. These acquired deferred tax assets are subject to limitation under the change of ownership rules of the Internal Revenue Code and have been fully valued. Any future benefit relating to these deferred tax assets will be recorded to first reduce goodwill relating to the acquisition, second reduce other non-current intangible assets relating to the acquisition, and third reduce income tax expense.
      We do not provide for U.S. income taxes on undistributed earnings of certain foreign operations that are intended to be indefinitely reinvested. Management intends to indefinitely re-invest approximately $16 million of foreign earnings. The amount of unrecognized deferred tax liability associated with these foreign earnings is approximately $0.2 million.
      In connection with our review of the tax reserves for the fourth quarter of 2004, we determined that the amount of reserves related to tax exposures was less than the amount recorded in the financial statements. As a result, we reduced the tax reserves by $6 million. We account for our tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated. The amount reflected in the consolidated balance sheet at October 31, 2005 is considered adequate based on our assessment of many factors including results of tax audits, past experience

80	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and interpretations of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors.

J.	Other Accrued Liabilities
      Other accrued liabilities consist of the following:

	October 31,	October 31,
	2005	2004

	(In thousands)
Restructuring reserves	$45,331	$18,459
Accrued property and other taxes	26,940	17,451
Other accrued expenses	26,640	35,509
Merger liabilities	17,851	13,314
Accrued marketing expenses	7,492	8,032
Accrued royalties	5,966	5,101
Accrued interest and dividends	885	1,117

Total other accrued liabilities	$131,105	$98,983

K.	Restructuring Expenses

Fiscal 2005
      During fiscal 2005, we recorded net restructuring expenses of $59.1 million, of which $55.0 million related to restructuring activity recognized during fiscal 2005 and $5.3 million related to adjustments to previously recorded merger liabilities to adjust lease accruals, less a net release of $1.2 million related to an adjustment of prior period restructuring liabilities. The adjustments to the merger liabilities have been recorded in the statement of operations since the changes have occurred outside the relevant purchase price allocation period. These restructuring expenses related to our continuing efforts to restructure our business to improve profitability, focus on Linux and identity-driven computing and to re-align our Celerant consulting business in response to changing market conditions. Specific actions taken included reducing our workforce by 848 employees, primarily in product development, consulting, sales, and general and administrative, though all areas were impacted. Total restructuring expenses by reporting segment were as follows: EMEA $25.7 million, corporate unallocated operating costs $12.6 million, North America $11.8 million, Asia Pacific $2.9 million, Japan $2.4 million, Latin America $2.3 million, and Celerant $1.4 million.
      The following table summarizes the activity during fiscal 2005 related to this restructuring:

			Other
	Severance and	Excess	Restructuring-
	Benefits	Facilities	Related Costs	Total

	(In thousands)
Original reserve	$47,116	$7,364	$477	$54,957
Cash payments	(18,624)	(913)	(218)	(19,755)

Balance at October 31, 2005	$28,492	$6,451	$259	$35,202

      The $1.2 million adjustments of prior period restructuring and merger liabilities are reflected in the appropriate tables below. As of October 31, 2005, the remaining unpaid balances include accrued liabilities related to severance benefits which will be paid out over the remaining severance obligation period, lease costs

Novell annual report 2005	81

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for redundant facilities which will be paid over the respective remaining contract terms, and various employee-related severance costs which will be primarily paid in the first fiscal quarter of 2006.

Fiscal 2004
      During the second, third and fourth quarters of fiscal 2004, we recorded net restructuring expenses of $5.3 million, $9.7 million, and $4.0 million, respectively. These restructuring expenses were in response to the evolution of our business strategy to develop a competitive position in the Linux market. This strategy includes plans to support the Linux operating system in addition to the NetWare operating system, by offering our products and services that run on Linux, NetWare and other platforms. The acquisitions of Ximian and SUSE were direct results of the evolution in our business strategy. These changes were made to address market penetration for Linux and NetWare and to address NetWare revenue declines. Specific actions taken include reducing our workforce by 54 employees during the second quarter, 65 employees during the third quarter, and 17 employees during the fourth quarter of fiscal 2004, mainly in consulting, sales and product development in EMEA and North America. In addition, we consolidated facilities, resulting in the closure of two sales facilities and the disposal of excess equipment and tenant improvements in the United States. Total restructuring expenses for fiscal 2004 by reporting segment were as follows: North America $5.5 million, EMEA $9.4 million, Asia Pacific $0.4 million, Latin America $0.2 million, and non-allocated corporate costs $3.5 million.
      The following table summarizes the activity related to this restructuring:

		Excess
		Facilities,
	Severance and	Property and
	Benefits	Equipment	Total

	(In thousands)
Original reserve	$12,910	$6,152	$19,062
Cash payments	(8,252)	(3,645)	(11,897)

Balance at October 31, 2004	4,658	2,507	7,165
Cash payments	(2,716)	(1,109)	(3,825)
Non-cash adjustments	(699)	59	(640)

Balance at October 31, 2005	$1,243	$1,457	$2,700

      As of October 31, 2005, the remaining balance of the fiscal 2004 restructuring expenses included accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation period, not to exceed two years, lease costs for redundant facilities, which will be paid over the respective remaining contract terms, and various employee-related severance costs, which will be paid over the respective remaining contract terms.
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

82	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2003
      During the third quarter of fiscal 2003, we recorded a pre-tax restructuring expense of approximately $27.8 million resulting from the restructuring of our operations in response to changes in general market conditions, changing customer demands, and the evolution of our business strategy relative to the identity-driven computing areas of our business and our revised strategy. This strategy includes plans to support Linux in addition to NetWare, by offering our products and services that run on both NetWare and Linux platforms. These changes in strategy and company structure were made to address the current revenue declines. Specific actions taken included reducing our workforce worldwide by approximately 600 employees (approximately 10%) across all functions and geographies, with a majority coming from product development, sales, and general and administrative functions, primarily in the United States. In addition, we consolidated facilities, and disposed of excess equipment. Total restructuring expenses by reporting segment were as follows: North America $18.9 million, EMEA $6.0 million, Asia Pacific $2.4 million, and Latin America $0.5 million.
      During the fourth quarter of fiscal 2003, we accrued an additional $10 million related to the completion of restructuring activities that were part of the previous quarter’s plan of restructuring. The additional accrual relates mainly to the severance of approximately 100 employees and the closing of excess facilities. Such activities occurred mostly in the North America reporting segment.
      The following table summarizes the activity related to this restructuring:

		Excess
		Facilities,	Other
	Severance and	Property and	Restructuring-
	Benefits	Equipment	Related Costs	Total

	(In thousands)
Original reserve	$20,287	$5,778	$1,729	$27,794
Cash payments	(17,163)	(3,079)	(423)	(20,665)
Non-cash adjustments	3,755	5,735	536	10,026

Balance at October 31, 2003	6,879	8,434	1,842	17,155
Cash payments	(7,462)	(5,911)	—	(13,373)
Non-cash adjustments	876	—	—	876

Balance at October 31, 2004	293	2,523	1,842	4,658
Cash payments	(75)	(1,458)	(6)	(1,539)
Non-cash adjustments	(218)	2,056	(1,826)	12

Balance at October 31, 2005	$—	$3,121	$10	$3,131

      As of October 31, 2005, the remaining balance of the fiscal 2003 restructuring expense included accrued liabilities related to redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.
      During the third quarter of fiscal 2003, we also released approximately $2.0 million related to excess restructuring reserves related to the second quarter fiscal 2002 restructuring event. The net impact of the third quarter fiscal 2003 restructuring and the release of the excess fiscal 2002 restructuring reserves was an expense of $26.0 million.
      During the second quarter of fiscal 2003, we determined that the amount we had originally accrued for facility-related costs in previous restructurings was too low and accrued an additional $8.0 million. The original liability was based on estimated sublease rates and timing, which were affected by the decline in the

Novell annual report 2005	83

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
real estate market. This additional amount, which pertains to three separate restructuring events, is included in the applicable tables that follow.

Fiscal 2002
      During the second quarter of fiscal 2002, we recorded a pre-tax restructuring expense of $20.4 million. The expense was a result of our continued move toward becoming a business solutions provider, addressing changes in the market due to technology changes, and becoming more customer-focused. Specific actions taken included: reducing our workforce worldwide by approximately 50 employees (less than 1%) across all functional areas, consolidating facilities, closing offices in unprofitable locations, and disposing of excess property and equipment. The following table summarizes the activity related to the second quarter fiscal 2002 restructuring:

		Excess
		Facilities,	Other
	Severance and	Property and	Restructuring-
	Benefits	Equipment	Related Costs	Total

	(In thousands)
Original reserve	$14,748	$5,146	$492	$20,386
Cash payments	(9,172)	(925)	(42)	(10,139)
Non-cash adjustments	(1,318)	—	(150)	(1,468)

Balance at October 31, 2002	4,258	4,221	300	8,779
Cash payments	(3,152)	(4,460)	—	(7,612)
Non-cash adjustments	(100)	4,381	—	4,281

Balance at October 31, 2003	1,006	4,142	300	5,448
Cash payments	(1,006)	(2,216)	(41)	(3,263)
Non-cash adjustments	—	1,597	817	2,414

Balance at October 31, 2004	—	3,523	1,076	4,599
Cash payments	—	(1,261)	(262)	(1,523)
Non-cash adjustments	—	1,398	(777)	621

Balance at October 31, 2005	$—	$3,660	$37	$3,697

      As of October 31, 2005, the remaining balance of the second quarter 2002 restructuring expense included redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.
      During the second quarter of fiscal 2002, we also released approximately $1.3 million of excess accruals related to the fiscal 2000 restructuring, which reduced the restructuring costs reflected on the statement of operations for fiscal 2002. These excess accruals relate to facilities and legal costs that were not required.

Fourth quarter of fiscal 2001
      During the fourth quarter of fiscal 2001, we recorded $50.7 million of pre-tax, restructuring expenses resulting from changes in general market conditions, changing customer demands, and the evolution of our business strategy, all of which required us to restructure our operations. This business strategy focused on business solutions designed to secure and power the networked world across leading operating systems. The execution of this strategy included refining our consulting initiatives, refocusing research and development

84	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
efforts, defining sales and marketing efforts to be more customer and solutions oriented, and adjusting the overall cost structure given then current revenue levels and our strategic direction.
      Specific actions included reducing our workforce worldwide by approximately 1,100 employees (approximately 16%), consolidating excess facilities and disposing of excess property and equipment, terminating a management consulting contract that no longer fits with our strategic focus, and abandoning and writing off technologies that no longer fit within our new strategy. We also realigned our remaining resources to better manage and control our business. The following table summarizes the costs and activities related to the fourth quarter 2001 restructuring:

		Excess
		Facilities,	Other
	Severance and	Property and	Restructuring-
	Benefits	Equipment	Related Costs	Total

	(In thousands)
Original reserve	$32,793	$10,896	$6,973	$50,662
Cash payments	—	—	(11)	(11)
Non-cash adjustments	—	—	(6,051)	(6,051)

Balance at October 31, 2001	32,793	10,896	911	44,600
Cash payments	(27,676)	(8,215)	(287)	(36,178)
Non-cash adjustments	(4,000)	1,970	—	(2,030)

Balance at October 31, 2002	1,117	4,651	624	6,392
Cash payments	(1,013)	(2,181)	(439)	(3,633)
Non-cash adjustments	—	262	—	262

Balance at October 31, 2003	104	2,732	185	3,021
Cash payments	(104)	(862)	—	(966)
Non-cash adjustments	—	(333)	95	(238)

Balance at October 31, 2004	—	1,537	280	1,817
Cash payments	—	(880)	(6)	(886)
Non-cash adjustments	—	(330)	—	(330)

Balance at October 31, 2005	$—	$327	$274	$601

      As of October 31, 2005, the remaining balance of the fourth quarter 2001 restructuring charge included accrued liabilities largely related to redundant facilities costs, which will be paid over the respective remaining lease terms.

Third quarter of fiscal 2001
      During the third quarter of fiscal 2001, we recorded a restructuring expense of approximately $30.4 million, pre-tax, as a result of our acquisition of Cambridge and changes in our business to move towards a business solutions strategy.
      Specific actions included reducing our workforce worldwide by approximately 280 employees (approximately 5% before the addition of Cambridge) across all functional areas, consolidating facilities and disposing of excess property and equipment, abandoning and writing off technologies that no longer fit within our new

Novell annual report 2005	85

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
integrated strategy, and discontinuing unprofitable product lines. The following table summarizes the activity related to the third quarter 2001 restructuring costs:

		Excess
		Facilities,	Other
	Severance and	Property and	Restructuring-
	Benefits	Equipment	Related Costs	Total

	(In thousands)
Original reserve	$15,978	$10,740	$3,675	$30,393
Cash payments	(12,601)	(360)	(1,806)	(14,767)
Non-cash adjustments	—	(644)	(645)	(1,289)

Balance at October 31, 2001	3,377	9,736	1,224	14,337
Cash payments	(3,377)	(5,847)	(1,087)	(10,311)

Balance at October 31, 2002	—	3,889	137	4,026
Cash payments	—	(1,914)	(137)	(2,051)
Non-cash adjustments	—	678	—	678

Balance at October 31, 2003	—	2,653	—	2,653
Cash payments	—	(422)	—	(422)
Non-cash adjustments	—	(2,011)	—	(2,011)

Balance at October 31, 2004	—	220	—	220
Cash payments	—	(142)	—	(142)
Non-cash adjustments	—	(78)	—	(78)

Balance at October 31, 2005	$—	$—	$—	$—

      The following table summarizes the merger liabilities balance and activity during fiscal 2005:

	Balance at				Balance at
	October 31,	Additions from	Additional	Payments/	October 31,
	2004	Acquisitions	Expense	Adjustments	2005

	(In thousands)
Facilities related	$13,314	$4,372	$5,300	$(5,380)	$17,606
Employee related	—	363	—	(194)	169
Other	—	444	—	(368)	76

Total merger liabilities	$13,314	$5,179	$5,300	$(5,942)	$17,851

L.	Line of Credit
      We have a $25.0 million bank line of credit available for letter of credit purposes. At October 31, 2005, there were standby letters of credit of $17.7 million outstanding under this line, all of which are collateralized by cash. The bank line expires on April 1, 2006. The bank line is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. We are in compliance with all financial covenants relating to this line of credit as of October 31, 2005. In addition, at October 31, 2005, we had outstanding letters of credit of an insignificant amount at other banks.

86	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

M.	Senior Convertible Debentures
      On July 2, 2004, we issued and sold $600 million aggregate principal amount of senior convertible debentures (“Debentures”) due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2005. Each $1,000 principal amount of Debentures is convertible, at the option of the holders, into approximately 86.79 shares of our common stock prior to July 15, 2024 if (1) the price of our common stock trades above 130% of the conversion price for a specified duration, (2) the trading price of the Debentures is below a certain threshold, subject to specified exceptions, (3) the Debentures have been called for redemption, or (4) specified corporate transactions have occurred. None of the conversion triggers have been met as of October 31, 2005. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $11.52 per share. Holders of the Debentures may require us to repurchase all or a portion of their Debentures on July 15, 2009, July 15, 2014 and July 15, 2019, or upon the occurrence of certain events including a change in control. We may redeem the Debentures for cash beginning on or after July 20, 2009.
      The Debentures were sold to an “accredited investor” within the meaning of Rule 501 under the Securities Act in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial investor offered and resold the Debentures to “qualified institutional buyers” under Rule 144A of the Securities Act. In connection with the issuance of the Debentures, we agreed to file a shelf registration statement with the SEC for the resale of the Debentures and the common stock issuable upon conversion of the Debentures and use our reasonable best efforts to cause it to become effective, within an agreed-upon period. We also agreed to periodically update the shelf registration and to keep it effective until the earlier of the date the Debentures or the common stock issuable upon conversion of the Debentures is eligible to be sold to the public pursuant to Rule 144(k) of the Securities Act or the date on which there are no outstanding registrable securities. We filed the shelf registration statement and it became effective within the initial required period. If we should fail to keep the shelf registration updated during the required period (currently expected through July 2, 2006), we would be required to pay liquidated damages at a rate of 0.25% of the principal amount up to and including the 90th day following such default, and 0.50% of the principal amount from and after the 91st day following such default, not to exceed 0.50% per year until the default is cured. The terms of the liquidated damages are such that they represent less than the difference in the fair value between a registered share and an unregistered share. We have evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that none of these features should be separately accounted for as derivatives.
      In connection with the issuance of the Debentures, we incurred $14.9 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders can require repurchase of the Debentures, which is July 15, 2009. Amortization expense related to the issuance costs was $3.0 million and $1.0 million, and interest expense on the Debentures was $3.0 million and $1.0 million for the fiscal year ended October 31, 2005 and 2004, respectively. We made cash payments for interest of $3.1 million in fiscal 2005. No payments of interest were made in fiscal 2004.

N.	Guarantees
      We have provided a guarantee to a foreign taxing authority in the amount of $2.4 million related to a foreign tax audit. It is expected that the term of the foreign tax audit guarantee will continue until the

Novell annual report 2005	87

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
conclusion of the audit. In addition, we have provided a guarantee to a customer for the performance of one of our foreign subsidiaries on a maintenance contract in the amount of $0.4 million and a guarantee to a vendor of our foreign subsidiaries to guarantee lease payments. At October 31, 2005, we had $2.4 million accrued for these guarantees. We have also provided other guarantees of insignificant amounts for various purposes.
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
      The Board of Directors established a venture investment program within our investment portfolio for the purpose of promoting our business and strategic objectives by making investments in private companies, mainly small capitalization stocks in the high-technology industry sector, and in funds managed by venture capitalists for the promotion of our business and strategic objectives. As of October 31, 2005, we had a carrying value of $52.8 million related to investments in various venture capital funds and had commitments to contribute an additional $21.6 million to these funds, of which approximately $16.0 million could be contributed in fiscal 2006, approximately $4.9 million in fiscal 2007, and approximately $0.7 million thereafter as requested by the fund managers.
      As of October 31, 2005, we have various operating leases related to our facilities. These leases have minimum annual lease commitments of $30.5 million in fiscal 2006, $25.8 million in fiscal 2007, $21.5 million in fiscal 2008, $15.0 million in fiscal 2009, $9.2 million in fiscal 2010, and $36.6 million thereafter. Furthermore, we have $22.6 million of minimum rentals to be received in the future from subleases.
      Rent expense, net of sublease rental income, for operating and month-to-month leases was $23.3 million, $21.5 million, and $24.0 million, in fiscal 2005, 2004, and 2003, respectively.

P.	Legal Proceedings
      On November 8, 2004, we entered into an agreement with Microsoft Corporation (“Microsoft”) to settle potential antitrust litigation related to our NetWare operating system in exchange for $536 million in cash. On November 18, 2004, we received $536 million in cash from Microsoft. The financial terms of the NetWare settlement agreement, net of related legal fees of $88 million, resulted in a pre-tax gain of approximately $447.6 million in fiscal 2005.
      In November 2004, we filed suit against Microsoft in the U.S. District Court, District of Utah. We are seeking treble damages under the Clayton Act, plus interest, in an amount to be determined at trial based on claims that Microsoft eliminated competition in the office productivity software market during the time that

88	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
we owned the WordPerfect word-processing application and the Quattro Pro spreadsheet application. Among other claims, we allege that Microsoft withheld certain critical technical information about Windows from us, thereby impairing our ability to develop new versions of WordPerfect and other office productivity applications, and that Microsoft integrated certain technologies into Windows designed to exclude WordPerfect and other Novell applications from relevant markets. In addition, we allege that Microsoft used its monopoly power to prevent OEMs from offering WordPerfect and other applications to customers. On June 10, 2005, Microsoft’s motion to dismiss the complaint was granted in part and denied in part. Thereafter, Microsoft asked that the Court’s decision be certified for interlocutory appeal to the United States Fourth Circuit Court of Appeals. The Court granted this request on August 19, 2005 and it is now up to the Fourth Circuit Court whether it will consider an appeal at this time. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations, or cash flows.
      In January 2004, the SCO Group, Inc. (“SCO”) filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. We removed the claim to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare have harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. The District Court dismissed the original complaint, but allowed SCO an opportunity to file an amended complaint, which SCO did in July 2004. As with the original complaint, SCO is again seeking to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights and to cause us to pay actual, special and punitive damages in an amount to be proven at trial. On June 27, 2005, our motion to dismiss SCO’s amended complaint was denied. On July 29, 2005, we filed an answer to the complaint setting forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. We believe that we have meritorious defenses to SCO’s claims and meritorious support for our counterclaims. Accordingly, we intend to vigorously pursue our claims while defending against the allegations in SCO’s complaint. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.
      SilverStream, which we acquired in July 2002, and several of its former officers and directors, as well as the underwriters who handled SilverStream’s two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of the issuers, including SilverStream. A Consolidated Amended Complaint with respect to all of these companies was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the Court. While we believe that SilverStream and its former officers and directors have meritorious defenses to the claims, a tentative settlement has been reached between many of the defendants and the plaintiffs, which contemplates a settlement of the claims, including the ones against SilverStream and its former directors and officers. The settlement agreement, however, has not been finally approved by the Court. While there can be no assurance as to the ultimate disposition of the litigation, we do

Novell annual report 2005	89

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.
      In February 1998, a suit was filed in the U.S. District Court, District of Utah, against us and certain of our officers and directors, alleging violation of federal securities laws by concealing the true nature of our financial condition and seeking unspecified damages. The lawsuit was brought as a purported class action on behalf of purchasers of our common stock from November 1, 1996 through April 22, 1997 (the “class members”). After a first dismissal of the suit on November 3, 2000 and a subsequent amendment to the complaint filed on February 20, 2001, the U.S. District Court dismissed the amended complaint with prejudice for failure to state a claim. Much of the District Court’s Order of Dismissal was affirmed by the Tenth Circuit Court of Appeals while certain claims were remanded for the District Court’s further review. We and our directors’ and officers’ liability insurance carriers agreed to a proposed settlement that includes a settlement payment of $13.9 million to a settlement fund for the class members. Of this amount, we contributed $0.6 million toward the settlement payment and final approval of the settlement was entered by the Court on May 26, 2005.
      We account for legal reserves under SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated. We evaluate the adequacy of our legal reserves based on our assessment of many factors, including our interpretations of the law and our assumptions about the future outcome of each case based on current information. During fiscal 2004, we recorded a reduction of $9 million in legal reserves due to changes in the estimated outcome of certain legal cases. It is reasonably possible that our legal reserves could be increased or decreased in the near term based on our assessment of these factors. We are currently party to various legal proceedings and claims including former employees, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Q.	Redeemable Preferred Stock
      On March 23, 2004, we entered into a definitive agreement with IBM in connection with IBM’s previously announced $50 million investment in Novell. The primary terms of the investment were negotiated in November 2003 and involved the purchase by IBM of 1,000 shares of our Series B redeemable preferred stock (“Series B Preferred Stock”) that are convertible into 8 million shares of our common stock at a conversion price of $6.25 per common share. The Series B Preferred Stock is entitled to a dividend of 2% per annum, payable quarterly in cash. Dividends on the Series B Preferred Stock during fiscal 2005 and 2004 amounted to $0.5 million and $0.4 million, respectively. Dividend payments made during fiscal 2005 and 2004 were $0.6 million and $0.3 million, respectively.
      Because the fair value of our common stock of $9.46 per share on March 23, 2004 was greater than the conversion price of $6.25 per share of Series B Preferred Stock, we recorded a one-time, non-cash deemed dividend of $25.7 million pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”
      The Series B Preferred Stock is convertible at any time at the option of the holder and has a liquidation value equal to $50,000 per share. Each share of Series B Preferred Stock issued and outstanding is entitled to the number of votes equal to the number of shares of common stock into which it is convertible. The Series B Preferred Stock is senior to the common stock with respect to dividends and liquidation preferences. The Series B Preferred Stock is redeemable at our option, and by the holder only under certain change in control

90	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
circumstances. Because the redemption is not certain to occur, the Series B Preferred Stock is not required to be classified as a liability, but rather is classified in the mezzanine section of the balance sheet and is stated at redemption value.
      On June 17, 2004, 500 shares of Series B Preferred Stock, with a carrying value of $25.0 million, were converted into 4.0 million shares of our common stock. On September 21, 2005, 313 shares of Series B Preferred Stock, with a carrying value of $15.7 million, were converted into 2.5 million shares of our common stock.

R.	Stockholders’ Equity

Preferred Share Rights Agreement
      In December 1988, the Board of Directors adopted a Preferred Share Rights Agreement. This plan was most recently amended in September 1999 and expires on November 21, 2006. The plan provides for a dividend of rights, which cannot be exercised until certain events occur, to purchase shares of our Series A Preferred Stock. Each common stockholder of record has one right for each share of common stock owned. This plan was adopted to ensure that all of our stockholders receive fair value for their common stock in the event a third party proposes to acquire us and to guard against coercive tactics to gain control of us without offering fair value to our stockholders. We have 499,000 authorized shares of Series A Preferred Stock with a par value of $0.10 per share, none of which were issued or outstanding at October 31, 2005 or October 31, 2004.

Stock Repurchase
      On September 22, 2005, our board of directors approved a share repurchase program for up to $200 million of our stock through September 21, 2006. As of October 31, 2005, no shares of common stock had been repurchased under this program.
      On July 2, 2004, we used approximately $125 million of the proceeds from the issuance of the Debentures to repurchase 15,188,300 shares of common stock at $8.23 per share. These shares are held in treasury and are classified as treasury stock on our consolidated balance sheet. During fiscal 2005, we issued 13,835 shares from treasury stock.

Stock Option Plans
      We currently have five broad-based stock option plans with options available for grant to employees and consultants, and one stock option plan with options available for grant to members of the Board of Directors. We typically grant nonstatutory options at fair market value on the date of grant. In addition, we occasionally grant restricted stock purchase rights and restricted units to certain employees. Prior to 2002, we granted options to virtually all employees at their time of hire. Our current practice is to grant options to mid- and upper-management at time of hire. We also maintain an on-going annual grant program under which certain employees are eligible for consideration for performance and retention grants. These plans are discussed in more detail below.

The 2000 Stock Plan and the 1991 Stock Plan
      The 2000 Stock Plan (the “2000 Plan”), with an aggregate of 16 million shares of common stock reserved for issuance, provides for the grant of incentive stock options, nonstatutory stock options, restricted stock purchase rights and common stock equivalents (“CSE’s”) and was approved by stockholders in April

Novell annual report 2005	91

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2000. Shares of common stock may also be issued under the 2000 Plan to satisfy our obligations under our Stock Based Deferred Compensation Plan. As of October 31, 2005, a total of 6,086,044 shares of common stock remained available for issuance pursuant to the 2000 Plan. The 1991 Stock Plan (the “1991 Plan”), with an aggregate of 80,277,765 shares of common stock reserved for issuance, provides for the grant of nonqualified stock options, restricted stock purchase rights, restricted units, stock appreciation rights and long-term performance awards and was most recently approved by the stockholders in March 1994. As of October 31, 2005, a total of 17,996,559 shares of common stock remained available for issuance pursuant to the 1991 Plan. Under both plans, options are granted at the fair market value of our common stock at the date of grant, generally vest over 48 months (although options have been granted that vest over 24 or 36 months), are exercisable upon vesting and expire either four, eight or ten years from the date of grant. Under both plans, restricted stock purchase rights have been granted providing for the sale of our common stock to certain employees at a purchase price of $0.10 per share. Shares of restricted common stock are subject to repurchase by us at the original purchase price until such time as they have vested. Grants of restricted stock generally vest over a three-year period. There were 1,183,834 shares of outstanding restricted common stock that remained unvested and subject to repurchase at October 31, 2005. Under the 1991 Plan, restricted units may be granted to international employees. These units vest three years from their date of grant, have an exercise price of $0.10 and are payable in common stock. Under the 2000 Plan, CSE’s may be issued to non-employee members of our Board of Directors, who elect to have all or a portion of their board retainers deferred through the purchase of CSE’s. The purchase price for CSE’s is equal to the fair market value of our common stock on the date of purchase. Participating board members who defer compensation into the award of CSE’s specify the future date such common stock equivalents will be converted into shares of our common stock.

The 2000 Nonqualified Stock Option Plan
      The 2000 Nonqualified Stock Option Plan (the “2000 NQ Plan”), with an aggregate of 28 million shares of common stock reserved for issuance, provides for the grant of nonstatutory stock options. As of October 31, 2005, a total of 11,336,612 shares of common stock remained available for issuance pursuant to the 2000 NQ Plan. Under the 2000 NQ Plan, nonstatutory options are granted at the fair market value of our common stock at the date of grant, generally vest over 48 months (although options have been granted that vest over 24 months), are exercisable upon vesting and expire either four, eight or ten years from the date of grant.

The Novell/ SilverStream 1997 Stock Option Plan
      The Novell/ SilverStream 1997 Stock Option Plan (the “SilverStream 1997 Plan”), with an aggregate of 12,530,883 shares of common stock reserved for issuance, after taking into account the retirement of 8,090,788 shares in January 2004 in connection with Novell’s 2003 stock option exchange program, provides for the grant of incentive stock options and nonstatutory stock options, was most recently approved by stockholders of SilverStream in May of 2002, and was assumed by us in July 2002 in connection with our acquisition of SilverStream. As of October 31, 2005, a total of 1,637,535 shares of common stock remained available for issuance pursuant to the SilverStream 1997 Plan. Under the SilverStream 1997 Plan, options are granted at the fair market value of our common stock at the date of grant. Options that had been granted prior to our acquisition of SilverStream were granted at the fair market value of SilverStream’s common stock at the date of grant and were converted to options to acquire our common stock based on the terms of the acquisition. Options generally vest over 48 months (although options had been granted before our acquisition of SilverStream that vest over 42 or 60 months), are exercisable upon vesting, and expire eight or ten years from date of grant.

92	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Novell/ SilverStream 2001 Stock Option Plan
      The Novell/ SilverStream 2001 Stock Option Plan (the “SilverStream 2001 Plan”), with an aggregate of 2,426,494 shares of common stock reserved for issuance, provides for the grant of nonstatutory stock options. We assumed the SilverStream 2001 Plan in July 2002 in connection with the acquisition of SilverStream. As of October 31, 2005, a total of 722,220 shares of common stock remain available for issuance pursuant to the SilverStream 2001 Plan. Under the SilverStream 2001 Plan, options are granted at the fair market value of our common stock at the date of grant. Options that had been granted prior to our acquisition of SilverStream were granted at the fair market value of SilverStream’s common stock at the date of grant and were converted to options to acquire our common stock based on the terms of the acquisition. Options generally vest over 48 months (although options had been granted before our acquisition of SilverStream that vest over 42 months), are exercisable upon vesting and expire eight or ten years from date of grant.

The Stock Option Plan for Non-Employee Directors
      The Stock Option Plan for Non-Employee Directors (the “Director Plan”), with an aggregate of 1,500,000 shares of common stock reserved for issuance, provides for two types of non-discretionary stock option grants to non-employee members of our Board of Directors: an initial grant of 30,000 options at the time a director is first elected or appointed to the Board, with options vesting over four years and exercisable upon vesting; and an annual grant of 15,000 options upon reelection to the Board, with options vesting over two years and exercisable upon vesting. Under the Director Plan, options are granted at the fair market value of our common stock at the date of grant. The Director Plan was approved by the stockholders in April 1996. As of October 31, 2005, a total of 462,000 shares of common stock remained available for issuance pursuant to the Director Plan. Options expire ten years from the date of grant.

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
      A summary of the status of our stock option plans as of October 31, 2005, 2004 and 2003 is presented below. Options to purchase 17.0 million shares of the company’s stock were forfeited in fiscal year 2003 in connection with our stock option exchange program. These forfeited options are included in the fiscal 2003

Novell annual report 2005	93

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
activity below. On December 16, 2003, we issued replacement options to purchase 8.9 million shares of our common stock with an exercise price of $9.14 per share.

	Fiscal 2005		Fiscal 2004		Fiscal 2003

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

	(Number of options in thousands)
Outstanding at beginning of year	46,126	$6.76	41,875	$5.21	75,814	$7.75
Granted:
Price at fair value	13,053	5.98	17,893	9.58	6,387	3.27
Price at greater than fair value	—	—	—	—	—	—
Price at less than fair value	520	0.10	486	0.10	820	0.10
Exercised	(4,431)	3.31	(10,530)	4.41	(4,725)	2.38
Cancelled:
Forfeited	(5,625)	7.37	(3,593)	8.59	(35,051)	10.49
Expired	(113)	6.92	(5)	5.62	(1,370)	8.40

Outstanding at end of year	49,530	$6.72	46,126	$6.76	41,875	$5.21

Exercisable at end of year	28,560	$6.51	23,247	$5.73	26,887	$6.04

      The following table summarizes information about stock options outstanding at October 31, 2005:

		Options Outstanding
				Options Exercisable
		Weighted-
	Number of	Average	Weighted-	Number of	Weighted-
	Options	Remaining	Average	Options	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

	(Number of options in thousands)
$0.00 – $3.93	8,347	5.57	$3.06	6,739	$3.13
$3.94 – $5.02	8,878	5.73	4.83	8,863	4.83
$5.03 – $6.11	8,714	7.16	5.57	865	5.33
$6.12 – $9.06	6,520	5.79	7.04	2,154	7.57
$9.07 – $9.38	8,939	2.56	9.15	5,318	9.16
$9.39 – $38.88	8,132	5.48	10.86	4,621	11.33

$0.00 – $38.88	49,530	5.35	$6.72	28,560	$6.51

	Fiscal 2005	Fiscal 2004

	(Number of shares and
	options in thousands)
Options available for future grants	38,241	45,908
Shares of common stock outstanding at year end	385,821	377,874
Options granted during the year as a percentage of outstanding common stock	4%	5%

94	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
      In May 2003, the stockholders approved a 10.0 million share increase to the Company’s 1989 Employee Stock Purchase Plan (the “Purchase Plan”). As amended, we are now authorized to issue up to 34.0 million shares of our common stock to our employees who work at least 20 hours a week and more than five months a year. In May 2003, the Purchase Plan was further amended to limit the number of shares that can be purchased by employees during any fiscal year to 3.0 million shares. Under the terms of the Purchase Plan, there are two six-month offer periods per year, and employees can choose to have up to 10% of their salary withheld to purchase our common stock. The employee stock purchase plan was suspended in April 2005 and then amended in September 2005 to provide that the purchase price of the common stock is 95% of the fair market value of Novell’s common stock on the purchase date.
      Under the Purchase Plan, we issued 1.2 million shares to employees in fiscal 2005, 2.2 million shares to employees in fiscal 2004 and 4.0 million shares to employees in fiscal 2003. This plan has approximately 5.0 million shares available for future issuance.

Shares Reserved for Future Issuance
      As of October 31, 2005, there were 87,772,186 shares of common stock reserved for stock option exercises, 5,034,809 shares of common stock reserved for issuances under the stock purchase plan, 1,496,000 shares reserved for the conversion of Series B Preferred Stock, and 52,074,300 shares reserved for the conversion of the Debentures.

Celerant Stock Plans
      Our majority-owned subsidiary, Celerant, issued restricted stock of Celerant to its employees in November 2000, all of which are fully vested as of October 31, 2005. The restricted stock has a put feature that allows employees to sell the stock back to Celerant at fair value immediately after vesting. As of October 31, 2005 there were 468,365 shares of Celerant restricted stock outstanding.
      Celerant also has a stock option plan under which 4,441,268 options have been granted as of October 31, 2005. Under this plan, Celerant employees may exercise their options in one of three circumstances:

•	when their options become vested and exercisable in line with the dates set in individual option agreements;

•	in the case of an exit event, such as a purchase or spin off; or

•	upon leaving Celerant under certain circumstances.
      Options expire 10 years after the date of grant. Shares issued from the exercise of options may be put back to Celerant after a period of six months from date of exercise. The put may only be exercised between March 15th and March 30th of each year and would be repurchased at the current fair market value of the underlying Celerant stock. Celerant can also call the shares anytime after they are issued to the participant. To date, Celerant has not exercised its call option on any shares. We accounted for the Celerant restricted stock grants under variable accounting and accordingly, we recorded stock compensation charges of $0.3 million, $0.1 million and $0.2 million during fiscal 2005, 2004, and 2003, respectively . During fiscal 2005, all restricted shares became vested for a period of six months and accordingly we ceased applying variable accounting. When Celerant employees exercise stock options and buy Celerant stock, we recognize a holding gain or loss in paid-in capital if the selling price per share to the employees is more or less than Novell’s

Novell annual report 2005	95

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
average carrying amount per share. During fiscal 2005, we recorded a $56,000 gain related to Celerant stock option exercises.

S.	Employee Savings and Retirement Plans
      We adopted a 401(k) savings and retirement plan in December 1986. The plan covers all Novell U.S. employees who are 21 years of age or older who are scheduled to complete 1,000 hours of service during any consecutive 12-month period. Our 401(k) retirement and savings plan allows us to contribute an amount equal to 100% of the employee’s contribution up to the higher of 4% of each employee’s compensation or the maximum contribution allowed by tax laws. Company matching contributions on our 401(k) savings and retirement plan and other retirement plans were $23.1 million, $20.6 million, and $22.7 million, in fiscal 2005, 2004, and 2003, respectively.
      One of our German subsidiaries sponsors a defined benefit pension plan covering approximately 162 current employees and approximately 145 former employees or retirees. The plan was closed to new members as of November 2004. Actuarial gains or losses are being amortized over a 22.5 year period, and the amortization charges are included within the overall net periodic pension costs, which are charged to the income statement. Other plan information is as follows:

	Fiscal 2005	Fiscal 2004

	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of fiscal year	$9,076	$7,574
Service cost	751	697
Interest cost	473	440
Actuarial (gain) loss	2,318	(406)
Benefits paid	(7)	(7)
Foreign exchange	(394)	778

Benefit obligation at end of fiscal year	$12,217	$9,076

Funded status (benefit obligation)	$(12,217)	$(9,076)
Unrecognized net actuarial (gain) loss	1,917	(415)
Unrecognized net obligation	729	840

Accrued benefit cost	$(9,571)	$(8,651)

	October 31, 2005	October 31, 2004

	(Dollars in thousands)
Weighted-average assumptions
Discount rate	4.3%	5.5%
Rate of salary increase	3.0%	3.0%
Post-retirement pension increases	2.0%	2.0%
Net periodic pension cost	$1,304	$1,259
      Estimated benefit payments for 2006, 2007, 2009, 2009, 2010 and thereafter are $11,328, $18,670, $20,948, $20,948, $20,948, and $439,102, respectively. At October 31, 2005, we had assets valued at $9.0 million designated to fund the German pension obligation.

96	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our Celerant subsidiary sponsors a defined benefit pension plan covering approximately 20 former Celerant employees. The plan was closed to new members as of April 5, 1997. Actuarial gains or losses are being amortized over a 15 year period, and the amortization charges are included within the overall net periodic pension costs, which are charged to the income statement. Net periodic pension costs for 2005, 2004, and 2003 were $32,000, $96,000, and $0, respectively. As of October 31, 2005, the benefit obligation of the plan was approximately $2.0 million and funded status of the plan was a deficit of approximately $0.4 million, which was recorded as a liability.
      We also have other retirement plans in certain foreign countries in which we employ personnel. Each plan is consistent with local laws and business practices.

Novell annual report 2005	97

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

T.	Net Income (Loss) Per Share Attributable to Common Stockholders
      The following table reconciles the numerators and denominators of the earnings per share calculation for the fiscal years ended October 31, 2005, 2004, and 2003:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2005	2004	2003

	(In thousands, except per share data)
Basic net income (loss) per share computation:
Net income (loss)	$376,722	$57,188	$(161,904)
Dividends on Series B Preferred Stock	(466)	(416)	—
Allocation of earnings to stockholders of Series B Preferred Stock	(3,667)	(274)	—
Deemed dividend related to beneficial conversion feature of Series B Preferred Stock	—	(25,680)	—

Net income (loss) attributable to common stockholders	$372,589	$30,818	$(161,904)

Weighted-average common shares outstanding, excluding unvested restricted stock	379,499	381,100	370,545

Basic net income (loss) per share attributable to common stockholders	$0.98	$0.08	$(0.44)

Diluted net income (loss) per share computation:
Net income (loss)	$376,722	$57,188	$(161,904)
Dividends on Series B Preferred Stock	(466)	(416)	—
Allocation of earnings to the holders of Series B Preferred Stock	(3,667)	(274)	—
Deemed dividend related to beneficial conversion feature of Series B Preferred Stock	—	(25,680)	—
Minority interest in diluted net income	(402)	—	—
Interest expense on the Debentures	5,972	—	—

Diluted net income (loss) attributable to common stockholders	$378,159	$30,818	$(161,904)

Weighted-average common shares outstanding	379,499	381,100	370,545
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	9,012	9,779	—
Incremental shares attributable to the assumed conversion of the Debentures	52,074	—	—

Total adjusted weighted average common shares	440,585	390,879	370,545

Diluted net income (loss) per share attributable to common stockholders	$0.86	$0.08	$(0.44)

98	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Incremental shares attributable to the assumed conversion of Series B Preferred Stock have been excluded from the calculation of diluted earnings per share in fiscal 2005 and 2004 as their effect would have been anti-dilutive. Incremental shares attributable to the assumed exercise of outstanding options with exercise prices that were less than the average market price of 2,277,414 have been excluded from the calculation of diluted net loss per share for fiscal 2003 as their effect would have been anti-dilutive due to the net loss incurred in that period. Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out of the money”) at October 31, 2005, 2004, and 2003 were also excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. At October 31, 2005, 2004, and 2003, there were 22,725,998, 18,539,606, and 50,497,016 out of the money options, respectively, that had been excluded.

U.	Comprehensive Income
      Our accumulated other comprehensive income (loss) is comprised of the following:

	Fiscal Year Ended

	October 31,	October 31,
	2005	2004

	(In thousands)
Net unrealized (loss) gain on investments	$(7,620)	$147
Minimum pension liability	(633)	(1,256)
Cumulative translation adjustment	15,697	17,289

Total other comprehensive income	$7,444	$16,180

      Changes to accumulated other comprehensive income are as follows:

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2005	2004	2003

	(In thousands)
Total change in gross unrealized loss on investments during the year	$(8,550)	$(4,251)	$(1,503)
Adjustment for net realized gains on investments included in net income (loss)	783	2,899	798

Net unrealized loss on investments	(7,767)	(1,352)	(705)
Minimum pension liability	623	(1,256)	—
Cumulative translation adjustments	(1,592)	11,720	7,716

Other comprehensive income (loss)	$(8,736)	$9,112	$7,011

      The components of accumulated other comprehensive income were not tax affected due to the fact that the related deferred tax assets were fully reserved at October 31, 2005, 2004, and 2003, respectively.

V.	Related Party Transactions
      During 2005, 2004 and 2003, we received consulting services from J.D. Robinson Incorporated. Mr. Robinson, a director of Novell, is Chairman and Chief Executive Officer and the sole shareholder of J.D. Robinson Incorporated. The agreement provides for payments of $0.2 million per year for these services. In each of fiscal 2005, 2004 and 2003, services in the amount of $0.2 million were provided by J.D. Robinson.

Novell annual report 2005	99

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

W.	Segment Information
      We operate and report our financial results in six segments; five are based on geographic areas and the sixth is Celerant consulting. Performance is evaluated by our Chief Executive Officer and our chief decision makers, and is based on reviewing revenue and segment operating income (loss) information for each of these segments.
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
      In November, 2005, our Board of Directors authorized management and our financial advisors, Citigroup Corporate and Investment Banking, to explore strategic alternatives for Celerant.
      All geographic segments sell our software and services. These offerings are sold in the United States directly and through original equipment manufacturers, resellers, and distributor channels, and internationally directly and through original equipment manufacturers and distributors who sell to dealers and end users. Operating results by segment are as follows:

	Fiscal 2005		Fiscal 2004		Fiscal 2003

		Operating		Operating		Operating
	Net Revenue	Income (Loss)	Net Revenue	Income (Loss)	Net Revenue	Income (Loss)

	(In thousands)
North America	$513,498	$261,861	$514,481	$282,616	$507,526	$225,471
EMEA	407,998	132,820	378,269	122,157	348,099	122,892
Asia Pacific	61,430	9,517	61,775	20,116	60,146	13,234
Latin America	23,700	3,073	21,026	1,685	24,037	4,750
Japan	32,598	12,678	28,303	7,089	26,359	4,055
Common unallocated operating costs	—	(387,583)	—	(364,304)	—	(381,414)

Total geographic segments	1,039,224	32,366	1,003,854	69,359	966,167	(11,012)
Celerant consulting	158,472	10,229	162,063	17,631	139,329	5,115
Unallocated integration, impairment, gain on sale of property, plant and equipment, gain on legal settlement, and restructuring costs	—	390,043	—	(21,298)	—	(21,925)

Total	$1,197,696	$432,638	$1,165,917	$65,692	$1,105,496	$(27,822)

100	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In addition to reviewing geographic and Celerant consulting segment results, our chief decision makers review net revenue by solution category. These solution categories are:

•	Identity-driven computing solutions — solutions that help customers with their identity management, resource management and security issues. Products include Identity Manager, ZENworks, eDirectory, BorderManager, SecureLogin, and iChain.

•	Linux and platform services solutions — solutions that offer an effective, open cross-platform approach to networking and collaboration services, including file, print, messaging, scheduling, and workspace. Products include Open Enterprise Server, SUSE Linux Enterprise Server, NetWare, GroupWise, SUSE Linux, and Novell Linux Desktop.

•	Global services and support — comprehensive IT consulting, training, and support services that apply business solutions to our customers’ business situations, providing the business knowledge and technical expertise to help our customers implement our identity management, web services, and Linux and platform services.

•	Celerant consulting — operational strategy and implementation consulting services offered to a wide range of customers across various sectors, worldwide.
Revenue by Solution Category

	Fiscal Years Ended

	October 31,	October 31,	October 31,
	2005	2004	2003

	(In thousands)
Identity-driven computing solutions	$257,949	$225,868	$210,582
Linux and platform services solutions	445,146	473,138	456,252

Total software licenses and maintenance	703,095	699,006	666,834
Global services and support	336,129	304,848	299,333

Total IT software and solutions	1,039,224	1,003,854	966,167
Celerant consulting	158,472	162,063	139,329

Total net revenue	$1,197,696	$1,165,917	$1,105,496

Geographic Information
      Revenue outside the United States is comprised of revenue to customers in Europe, Africa, the Middle East, Canada, South America, Australia, and Asia Pacific. Other than revenue from Ireland, international revenue was not material individually in any other international location. Inter-company revenue between geographic areas is accounted for at prices representative of unaffiliated party transactions. “U.S. operations” include shipments to customers in the U.S., licensing to OEMs, and exports of finished goods directly to international customers, primarily in Canada, South America, and Asia. “Irish operations” include shipments from Ireland of product to customers throughout Europe, the Middle East, and Africa, and licensing to OEMs. The Irish operation acts as the sales principal and thus records the revenue on shipments it makes. The Irish operation uses our other European, Middle Eastern, and African subsidiaries as commissionaires

Novell annual report 2005	101

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and commission agents to assist in the sales of software and in turn pays them a commission. This inter-company commission is included in the eliminations. “Other international operations” primarily includes revenue from consulting and service contracts.

	Fiscal Year Ended

	October 31,	October 31,	October 31,
	2005	2004	2003

	(In thousands)
Revenue:
U.S. operations	$606,600	$587,710	$682,909
Irish operations	349,959	320,624	305,697
Other international operations	320,163	311,799	216,364
Eliminations	(79,026)	(54,216)	(99,474)

Total revenue	$1,197,696	$1,165,917	$1,105,496

Long-lived assets at year end:
U.S. operations	$715,192	$715,005	$753,712
Irish operations	295,708	291,168	108,709
Other international operations	329,579	326,033	94,528
Eliminations	(621,832)	(605,048)	(426,438)

Total long-lived assets at year end	$718,647	$727,158	$530,511

      Reconciliation of long-lived assets to total assets is as follows:

	October 31,	October 31,	October 31,
	2005	2004	2003

	(In thousands)
Long-lived assets	$718,647	$727,158	$530,574
Other long-term assets	34,158	29,456	6,526
Current assets	2,009,053	1,536,744	1,030,553

Total assets	$2,761,858	$2,293,358	$1,567,653

      In fiscal 2005, 2004, and 2003, sales to international customers were $691.7 million, $648.5 million, and $593.1 million, respectively. In fiscal 2005, 2004, and 2003, revenue in the EMEA segment accounted for 76%, 77%, and 75%, of our total international revenue, respectively. In fiscal 2005, revenue from the United Kingdom accounted for approximately 13% of our total revenue. No one foreign country accounted for more than 10% of total revenue in fiscal 2004 and 2003. There were no customers who accounted for more than 10% of revenue in any period.

X.	Subsequent Events
      On August 11, 2005, we signed a definitive agreement to acquire the remaining 50% ownership of our joint venture in India from our joint venture partner for approximately $7.5 million in cash and other consideration. At October 31, 2005, $7.5 million of our cash was held in an escrow account for the acquisition of the remaining share of our India joint venture. This amount is classified as Other Assets in the Consolidated Balance Sheet. The acquisition was complete and the cash paid out of the escrow account during the first quarter of fiscal 2006, giving us 100% ownership of this entity.

102	Novell annual report 2005

NOVELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On November 8, 2005, Open Invention Network LLC (“OIN”) was established by us, IBM, Philips, Red Hat and Sony. OIN is a privately held company that has and will acquire patents to promote Linux by offering its patents on a royalty-free basis to any company, institution or individual that agrees not to assert its patents against the Linux operating system or certain Linux-related applications. Our 20% investment in OIN, totaling approximately $20 million, was comprised of a contribution of the patent portfolios that we purchased during fiscal 2005 and cash. There is potential for future cash contributions. We will account for our investment in OIN under the equity method of accounting.

Novell annual report 2005	103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Novell, Inc.:
      We have completed an integrated audit of Novell, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of October 31, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Novell, Inc. and its subsidiaries at October 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended October 31, 2005 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of October 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control

104	Novell annual report 2005

over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
January 5, 2006

Novell annual report 2005	105

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders — Novell, Inc.
      We have audited the accompanying consolidated balance sheet of Novell, Inc. and subsidiaries (the Company) as of October 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended October 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) for each of the two years in the period ended October 31, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novell, Inc. and subsidiaries at October 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended October 31, 2004.

/s/ Ernst & Young LLP
Boston, Massachusetts
November 16, 2004

106	Novell annual report 2005

NOVELL, INC.
SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA
Unaudited

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year

	(In thousands, except per share data)
Fiscal Year Ended October 31, 2005
Net revenue	$290,128	$297,051	$290,214	$320,303	$1,197,696
Gross profit	178,077	179,710	184,205	212,585	754,577
Income before taxes	454,600	1,053	10,181	308	466,142
Net income (loss)	395,161	(15,627)	2,140	(4,952)	376,722
Net income (loss) available to common stockholders, diluted	$392,384	$(15,752)	$1,910	$(5,043)	$378,159
Net income (loss) per common share, basic	$1.04	$(0.04)	$0.01	$(0.01)	$0.98
Net income (loss) per common share, diluted	$0.90	$(0.04)	$0.00	$(0.01)	$0.86
Fiscal Year Ended October 31, 2004
Net revenue	$267,107	$293,556	$304,597	$300,657	$1,165,917
Gross profit	172,231	187,114	200,641	190,252	750,238
Income before taxes	16,483	14,837	28,794	14,860	74,974
Net income	10,135	10,383	23,405	13,265	57,188
Net income (loss) available to common stockholders, diluted	$10,135	$(15,399)	$23,886	$14,758	$30,818
Net income (loss) per common share, basic and diluted	$0.03	$(0.04)	$0.06	$0.03	$0.08
Fiscal Year Ended October 31, 2003
Net revenue	$259,971	$275,967	$282,809	$286,749	$1,105,496
Gross profit	162,407	167,196	151,763 *	185,412	666,778
Income (loss) before taxes	(12,354)	(34,984)	(23,762)	16,090	(55,010)
Net loss	(11,888)	(28,612)	(12,400)	(109,004)	(161,904)
Net loss available to common stockholders, diluted	$(11,888)	$(28,612)	$(12,400)	$(109,004)	$(161,904)
Net income (loss) per common share, basic and diluted	$(0.03)	$(0.08)	$(0.03)	$(0.29)	$(0.44)

*	Reflects the reclassification of an intangible asset impairment loss of $23.6 million to cost of revenue from other income (expense) as previously recorded in our Form 10-Q for the third quarter of fiscal 2003.

Novell annual report 2005	107

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures.
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2005 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment using those criteria, our management concluded that, as of October 31, 2005, our internal control over financial reporting was effective. Our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

108	Novell annual report 2005

Changes in Internal Control Over Financial Reporting.
      No change in our internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of Registrant
      We intend to file a definitive proxy statement (“the Proxy Statement”) with the SEC in connection with our Annual Meeting of Stockholders to be held April 6, 2006. The information required with respect to directors is incorporated herein by reference to the information contained in the section of the Proxy Statement captioned “Election of Directors.” The information with respect to our audit committee financial expert is incorporated herein by reference to the information contained in the section of the Proxy Statement captioned “Corporate Governance.” We have undertaken to provide to any person without charge, upon request, a copy of our code of ethics applicable to our chief executive officer and senior financial officers. You may obtain a copy of this code of ethics through our automated telephone access system at 800-317-3195 or by e-mailing Novell’s investor relations department at irmail@novell.com. The information required by this Item regarding our executive officers is set forth above in Item 1 in Part I hereof under the heading entitled “Executive Officers” which information is incorporated by reference into this Part III, Item 10.
      The information regarding filings under Section 16(a) of the Exchange Act is incorporated herein by reference to the section of the proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation
      The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Compensation” of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section of the Proxy Statement captioned “Securities Ownership by Principal Stockholders and Management.”

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the sections of the Proxy Statement captioned “Executive Compensation — Employment Contracts, Termination of Employment and Change-in-Control Arrangements” and “Certain Transactions.”

Item 14.	Principal Accountant Fees and Services
      The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the section of the Proxy Statement captioned “Principal Accountant Fees and Services.”

Novell annual report 2005	109

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)     (1.) Financial Statements:
      The following documents are filed as a part of this Annual Report on Form 10-K for Novell, Inc.:
      Consolidated Statements of Operations for the fiscal years ended October 31, 2005, October 31, 2004 and October 31, 2003.
      Consolidated Balance Sheets at October 31, 2005 and October 31, 2004.
      Consolidated Statements of Stockholders’ Equity for the fiscal years ended October 31, 2005, October 31, 2004 and October 31, 2003.
      Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2005, October 31, 2004 and October 31, 2003.
      Notes to Consolidated Financial Statements.
      Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
      Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.
      (2.) Financial Statement Schedules:
      The following consolidated financial statement schedule is included on page 113 of this Form 10-K:
      Schedule II — Valuation and Qualifying Accounts

Schedules other than that listed above are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.
      (3.) Exhibits:

A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 114 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)	Exhibits
      See Item 15(a)(3).

(c)	Financial Statement Schedules
      See Item 15(a)(2).

110	Novell annual report 2005

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc.
(Registrant)
Date: January 9, 2006

By:	/s/ Jack L. Messman

Jack L. Messman,
Chairman of the Board
and Chief Executive Officer

Novell annual report 2005	111

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jack L. Messman (Jack L. Messman)	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	January 9, 2006

/s/ Joseph S. Tibbetts, Jr. (Joseph S. Tibbetts, Jr.)	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	January 9, 2006

/s/ Albert Aiello (Albert Aiello)	Director	January 9, 2006

/s/ Fred Corrado (Fred Corrado)	Director	January 9, 2006

/s/ Richard L. Crandall (Richard L. Crandall)	Director	January 9, 2006

/s/ Claudine B. Malone (Claudine B. Malone)	Director	January 9, 2006

/s/ Richard L. Nolan (Richard L. Nolan)	Director	January 9, 2006

/s/ Thomas G. Plaskett (Thomas G. Plaskett)	Director	January 9, 2006

/s/ John W. Poduska, Sr. (John W. Poduska, Sr.)	Director	January 9, 2006

/s/ James D. Robinson, III (James D. Robinson, III)	Director	January 9, 2006

/s/ Kathy Brittain White (Kathy Brittain White)	Director	January 9, 2006

112	Novell annual report 2005

NOVELL, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Accounts Receivable Allowance

		Additions	Additions		Deductions	Deductions
	Balance at	Charged to	Charged to	Additions	from	from Bad	Balance
	Beginning	Return	Bad Debt	from	Return	Debt	at End
	of Period	Allowances	Allowances	Acquisition	Allowances	Allowances	of Period

	(In thousands)
Fiscal year ended
October 31, 2003	$39,676	$9,838	$2,134	$—	$20,527	$4,269	$26,852
October 31, 2004	$26,852	$30,301	$763	$2,468	$32,855	$3,133	$24,396
October 31, 2005	$24,396	$6,466	$329	$12	$9,983	$4,582	$16,638

Novell annual report 2005	113

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Amendment No. 1 to Agreement and Plan of Reorganization, dated as of May 24, 2001, by and among Novell, Inc., Ceres Neptune Acquisition Corp. and Cambridge Technology Partners (Massachusetts), Inc.(1) (Annex A)
2.2		Agreement and Plan of Merger, dated as of June 9, 2002 by and among Novell, Inc., Delaware Planet, Inc. and Silver Stream Software, Inc.(2) (Exhibit 2.1)
3.1		Certificate of Incorporation.(3) (Exhibit 3.1)
3.2		By-Laws, as amended and restated December 13, 2005.(4) (Exhibit 3.2)
4.1		Reference is made to Exhibit 3.1
4.2		Form of certificate representing the shares of Novell common stock.(5) (Exhibit 4.3)
4.3		Preferred Shares Rights Agreement, dated as of December 7, 1988, as amended and restated effective September 20, 1999, by and between Novell, Inc. and Chase Mellon Shareholder Services, L.L.C.(6) (Exhibit 1)
4.4		Indenture dated as of July 2, 2004 between the Registrant and Wells Fargo Bank, National Association, as Trustee.(7) (Exhibit 4.1)
10.1		Registration Rights Agreement dated July 2, 2004 between the Registrant and Citigroup Global Markets Inc., for itself and on behalf of certain purchasers.(7) (Exhibit 10.1)
10	.2*	Novell, Inc. 1989 Employee Stock Purchase Plan.(8) (Exhibit 4.1)
10	.3*	Novell, Inc. 1991 Stock Plan.(9) (Exhibit 4.1)
10	.4*	Novell, Inc. 2000 Stock Plan. (10) (Exhibit 4.2)
10	.5*	Novell, Inc. 2000 Stock Option Plan. (10) (Exhibit 4.1)
10	.6*	UNIX System Laboratories, Inc. Stock Option Plan. (11) (Exhibit 4.3)
10	.7*	Novell, Inc. Stock Option Plan for Non-Employee Directors. (12) (Exhibit 4.1)
10	.8*	Novell, Inc./ SilverStream Software, Inc. 1997 Stock Incentive Plan. (13) (Exhibit 4.2)
10	.9*	Novell, Inc./ SilverStream Software, Inc. 2001 Stock Incentive Plan. (13) (Exhibit 4.3)
10	.10*	Novell, Inc./ SilverStream Software, Inc./eObject, Inc. 2000 Stock Plan. (13) (Exhibit 4.4)
10	.11*	Novell, Inc./ SilverStream Software, Inc./ Bondi Software, Inc. Employee Stock Option Plan. (13) (Exhibit 4.5)
10	.12*	Novell, Inc. Stock Based Deferred Compensation Plan. (14) (Appendix E)
10	.13*	Novell, Inc. Stock-Based Deferred Compensation Plan — Stock Purchase Assistance Subplan. (15) (Exhibit 10.13)
10	.14*	Key Employment Agreement dated as of May 22, 2001 between the Registrant and Jack L. Messman.(1) (Exhibit C to Annex A)
10	.15*	Severance Agreement dated as of January 7, 2005 between the Registrant and Jack L. Messman. (15) (Exhibit 10.15)
10	.16*	Severance Agreement dated as of March 25, 2003 between the Registrant and Alan J. Friedman. (16) (Exhibit 10.16)
10	.17*	Severance Agreement dated as of May 29, 2003 between the Registrant and Ronald W. Hovsepian. (16) (Exhibit 10.17)
10	.18*	Amendment 2005-1 to Severance Agreement dated as of October 31, 2005 between the Registrant and Ronald W. Hovsepian. (17)
10	.19*	Severance Agreement dated as of March 25, 2003 between the Registrant and Joseph A. LaSala, Jr. (16) (Exhibit 10.18)

114	Novell annual report 2005

Exhibit
Number	Description

10	.20*	Severance Agreement dated as of February 10, 2003 between the Registrant and Joseph S. Tibbetts, Jr. (16) (Exhibit 10.20)
10	.21*	Severance Agreement dated as of September 7, 2005 between the Registrant and Susan Heystee. (17)
10	.22*	Severance Agreement dated as of October 3, 2005 between the Registrant and Thomas Francese. (17)
10	.23*	Severance Agreement dated as of November 28, 2005 between the Registrant and Jeffrey M. Jaffe. (17)
10	.24*	Letter Agreement dated December 15, 1995 between Novell, Inc. and RRE Advisors, LLC. (18) (Exhibit 10.2)
10	.25*	Novell, Inc. Non-employee Director Compensation Summary. (15)
10	.26*	Novell, Inc. Deferred Compensation Plan. (15)
12.1	Ratio of Earnings to Fixed Charges (17)
21	Subsidiaries of the Registrant. (17)
23.1	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm. (17)
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (17)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(17)
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(17)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)

*	Indicates management contracts or compensatory plans

(1)	Incorporated by reference to the Annex or Exhibit identified in parentheses, filed as an annex or exhibit to the Proxy Statement-Prospectus forming a part of the Registration Statement on Form S-4 (Reg. No. 333-59326) of the Registrant, filed April 20, 2001 and amended May 25, 2001.

(2)	Incorporated by reference to the Exhibit identified in the parentheses, filed as an exhibit to the Registrant’s Report on Form 8-K, filed June 10, 2002 (File No. 0-13351).

(3)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended April 30, 2004 (File No. 0-13351).

(4)	Incorporated by reference to the Exhibit identified in the parentheses, filed as an exhibit to the Registrant’s Report on Form 8-K, filed December 19, 2005 (File No. 0-13351).

(5)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-1, filed November 30, 1984, and amendments thereto (File No. 2-94613).

(6)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Report on Form 8-A, dated December 13, 1999 (File No. 0-13351).

(7)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended July 31, 2004 (File No. 0-13351).

(8)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed October 12, 2001 (File No. 333-62087).

(9)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed May 29, 1996 (File No. 333-04775).

Novell annual report 2005	115

(10)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed July 1, 2000 (File No. 333-41328).

(11)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed July 2, 1993 (File No. 33-65440).

(12)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed May 30, 1996 (File No. 333-04823).

(13)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed August 6, 2002 (File No. 333-97713).

(14)	Incorporated by reference to the Appendix identified in parentheses, filed as an exhibit to the Proxy Statement of the Registrant filed March 17, 2003.

(15)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2004 (File No. 0-13351).

(16)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2003 (File No. 0-13351).

(17)	Filed herewith.

(18)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2001 (File No. 0-13351).

116	Novell annual report 2005