Form 10-Q
period 2006-01-31
NOVELL INC
filed 2006-03-10
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act  (Check one)

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

As of February 28, 2006 there were 389,440,303 shares of the registrant’s common stock outstanding.

NOVELL, INC.

Part I. Financial Information

Item 1. Financial Statements

NOVELL, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	January 31, 2006	October 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$845,128	$811,238
Short-term investments	840,462	843,666
Receivables (net of allowances of $13,665 and $16,638 at January 31, 2006 and October 31, 2005, respectively)	185,251	293,627
Prepaid expenses	34,423	30,777
Other current assets	26,305	29,745
Total current assets	1,931,569	2,009,053
Property, plant and equipment, net	209,624	212,377
Long-term investments	54,221	54,340
Goodwill	396,676	395,509
Intangible assets, net	39,499	56,421
Deferred income taxes	679	1,384
Other assets	42,797	32,774
Total assets	$2,675,065	$2,761,858

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,602	$45,445
Accrued compensation	86,512	113,760
Other accrued liabilities	82,985	131,105
Income taxes payable	58,817	56,869
Deferred revenue	367,451	405,751
Total current liabilities	639,367	752,930
Deferred income taxes	4,369	4,537
Senior convertible debentures	600,000	600,000
Total liabilities	1,243,736	1,357,467
Minority interests	2,805	8,555

Redeemable securities:
Series B preferred stock, $.10 par value, Authorized — 1,000 shares; Issued —1,000 shares; Outstanding — 187 shares at January 31, 2006 and October 31, 2005 (at redemption value)	9,350	9,350
Stockholders’ equity:
Series A preferred stock, $.10 par value, Authorized — 499,000 shares; no shares issued	—	—
Common stock, par value $.10 per share, Authorized — 600,000,000 shares; Issued — 404,051,530 and 400,993,898 shares; Outstanding — 388,880,156 and 385,820,699 shares at January 31, 2006 and October 31, 2005, respectively	40,405	40,099
Additional paid-in capital	508,243	483,157
Treasury stock, at cost — 15,171,374 and 15,173,199 shares at January 31, 2006 and October 31, 2005, respectively	(124,860)	(124,875)
Retained earnings	985,925	984,107
Accumulated other comprehensive income	9,461	7,444
Unearned stock compensation	—	(3,446)
Total stockholders’ equity	1,419,174	1,386,486
Total liabilities, redeemable securities, and stockholders’ equity	$2,675,065	$2,761,858

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three Months Ended
	January 31, 2006	January 31, 2005
	(unaudited)
Net revenue:
Software licenses	$42,102	$44,296
Maintenance and services	232,306	245,832
Total net revenue	274,408	290,128

Cost of revenue:
Software licenses	4,297	4,632
Maintenance and services	96,965	107,419
Total cost of revenue	101,262	112,051
Gross profit	173,146	178,077

Operating expense (income):
Sales and marketing	94,153	95,244
Product development	44,117	47,758
General and administrative	35,454	28,240
Restructuring expenses	(1,064)	6,419
Gain on sale of property, plant and equipment	—	(1,589)
Gain on settlement of potential litigation	—	(447,560)
Total operating expense (income)	172,660	(271,488)
Income from operations	486	449,565

Other income (expense):
Investment income	14,979	9,453
Impairment of investments	(387)	(1,013)
Interest expense and other, net	(1,890)	(3,405)
Total other income, net	12,702	5,035
Income before income taxes	13,188	454,600
Income tax expense	11,323	59,439
Net income	$1,865	$395,161
Net income available to common stockholders — basic	$1,811	$390,891
Net income available to common stockholders — diluted	$1,811	$392,384

Weighted-average shares outstanding — basic	385,787	377,257
Weighted-average shares outstanding — diluted	394,534	435,467

Net income per share available to common stockholders — basic	$0.00	$1.04
Net income per share available to common stockholders — diluted	$0.00	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three Months Ended
	January 31, 2006	January 31, 2005
	(unaudited)
Cash flows from operating activities
Net income	$1,865	$395,161
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	13,695	459
Tax effects of stock-based compensation plans	4,039	4,260
Excess tax benefits from stock-based compensation	(4,039)	—
Depreciation and amortization	11,511	12,436
Decrease in accounts receivable allowances	(2,973)	(5,219)
Utilization of previously reserved acquired net operating losses	544	29,000
Gain on sale of property, plant and equipment	—	(1,589)
Impairment of long-term investments, net of gains	387	1,013
Changes in current assets and liabilities, excluding the effect of acquisitions:
Receivables	111,349	73,322
Prepaid expenses	(3,921)	(5,451)
Other current assets	4,718	(1,001)
Deferred income taxes	537	785
Accounts payable	(1,843)	(10,053)
Accrued liabilities	(72,446)	(10,394)
Deferred revenue	(38,300)	(31,082)
Net cash provided by operating activities	25,123	451,647
Cash flows from financing activities
Issuance of common stock, net	9,876	4,467
Excess tax benefits from stock-based compensation	4,039	—
Payment of cash dividends on Series B preferred stock	—	(250)
Net cash provided by financing activities	13,915	4,217
Cash flows from investing activities
Purchases of property, plant and equipment	(7,603)	(5,649)
Proceeds from the sale of property, plant and equipment	—	10,421
Purchases of short-term investments	(228,981)	(425,423)
Maturities of short-term investments	24,083	127,567
Sales of short-term investments	209,372	186,150
Cash paid for equity investment in Open Invention Network, LLC	(4,225)	—
Purchase of intangible assets	—	(15,500)
Purchases of long-term investments	(2,462)	(3,574)
Proceeds from the sales of and distributions from long-term investments	2,206	1,327
Other	2,462	6,257
Net cash used in investing activities	(5,148)	(118,424)
Total increase in cash and cash equivalents	33,890	337,440
Cash and cash equivalents — beginning of period	811,238	434,404
Cash and cash equivalents — end of period	$845,128	$771,844

Supplemental disclosure of non-cash activities:
Contribution of patents to Open Invention Network, LLC	$14,383	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006

A. Quarterly Financial Statements

The interim consolidated financial statements as of January 31, 2006 and for the three months ended January 31, 2006 and 2005 were prepared by Novell, Inc. (“Novell”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our fiscal 2005 Annual Report on Form 10-K. The accompanying financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of the financial condition and results of operations of Novell as of and for the interim periods presented. The interim operating results are not necessarily indicative of the results for a full year.

Reclassifications

Certain amounts reported in prior years have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on net income and net income per share available to common stockholders.

B.  Significant Accounting Policies

On November 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in the results of operations.  Prior to our adoption of SFAS No. 123(R), as permitted by SFAS No. 123, we accounted for share-based payments to employees using the Accounting Principles Board Opinion  No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” intrinsic value method and, therefore we generally recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options.  SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. We chose to use the modified prospective transition methodology and accordingly, we have not restated the results of prior periods.

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award.  The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant.  Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value service condition and performance condition option awards under SFAS No. 123(R).  For awards with market conditions granted subsequent to our adoption of SFAS No. 123(R), we use a lattice valuation model to estimate fair value. For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period.  For awards with performance or market conditions granted subsequent to our adoption of SFAS No. 123(R), we recognize compensation cost based on the graded-vesting method.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms.  The expected volatility rates are estimated based on historical and implied volatilities of our common stock.  The expected term represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns.  We estimate pre-vesting forfeitures when recognizing compensation expense based on historical rates and forward-looking factors. We will update these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.

We issue performance-based equity awards, typically to certain senior executives, whose vesting is contingent upon meeting certain financial performance goals, including revenue and income targets.    Determining the appropriate amount to expense based on achievement of the stated goals requires judgment, including forecasting future financial results.  The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate.  The cumulative impact of any revision is reflected in the period of change.  If the financial performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

We issued market condition equity awards, typically granted to certain senior executives, whose vesting is accelerated or contingent upon the price of Novell common stock meeting certain pre-established stock price targets.  For awards granted prior to our adoption of SFAS No. 123(R), the fair value of each market condition award was estimated as of the grant date using the same option valuation model used for time-based options without regard to the market condition criteria.  As a result of our adoption of SFAS No. 123(R), compensation cost is recognized over the estimated requisite service period and is not reversed if the market condition target is not met.   If the pre-established stock price targets are achieved, any remaining expense on the date the target is achieved is recognized either immediately, or in situations where there is a remaining minimum time vesting period, ratably over that period.

C. Acquisitions and Equity Investments

Open Invention Network, LLC

In November 2005, Open Invention Network LLC (“OIN”) was established by us, IBM, Philips, Red Hat and Sony.  OIN is a privately held company that has and will acquire patents to promote Linux and open source by offering its patents on a royalty-free basis to any company, institution or individual that agrees not to assert its patents against the Linux operating system or certain Linux-related applications.  In addition, OIN, in its discretion, will enforce its patents to the extent it believes such action will serve to further protect and promote Linux and open source.  Each party contributed capital with a fair value of $20.0 million to OIN.  We account for our 20% ownership interest using the equity method of accounting.  Our $20.0 million contribution consisted of patents with a fair value of $15.8 million, including $0.3 million of prepaid acquisition costs, and cash of $4.2 million.  At the time of the contribution, the patents had a book value of $14.4 million, including $0.3 million of prepaid acquisition costs.  The $1.4 million difference between the fair value and book value of the patents will be amortized to our investment in OIN account and equity income over the remaining estimated useful life of the patents, which is approximately nine years.  Our investment in OIN of $18.7 million is classified as other assets in the consolidated balance sheet.

Onward India

In December 2005, we acquired the remaining 50% ownership of our sales and marketing joint venture in India from our joint venture partner for approximately $7.5 million in cash and other consideration. At October 31, 2005, $7.5 million of our cash was held in an escrow account for the acquisition and classified as other assets in the consolidated balance sheet. The cash was paid out of the escrow account during the first quarter of fiscal 2006.  At the time of the acquisition, the net book value of the minority interest was $5.3 million.  The $2.0 million difference between the net book value of the minority interest and the amount we paid for the remaining 50% ownership was recorded as goodwill.

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

All marketable debt and equity securities that are included in cash, cash equivalents, and short-term investments are considered available-for-sale and are carried at fair value. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income. Other than temporary declines in fair value are recorded in the consolidated statements of operations.  Fair values are based on quoted market prices where available. If quoted market prices are not available, we use third-party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value.

At January 31, 2006, approximately $6.7 million of our equity securities were designated for deferred compensation payments, which are paid out as requested by the participants of the plan.

At January 31, 2006, contractual maturities of our short-term investments were:

(In thousands)	Cost	Fair Market Value

Less than one year	$221,947	$221,932
Due in one to two years	148,232	147,443
Due in two to three years	276,542	272,939
Due in more than three years	194,128	191,446
No contractual maturity	5,963	6,702
Total short-term investments	$846,812	$840,462

When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in investment income in the consolidated statements of operations.  Realized gains and losses on short-term investments were as follows:

	Three months ended
(In thousands)	January 31, 2006	January 31, 2005
Realized gains	$126	$286
Realized losses	1,222	297

We had net unrealized losses related to short-term investments of $6.3 million at January 31, 2006 compared to net unrealized losses of $7.6 million at October 31, 2005.  Our short-term investment portfolio includes gross unrealized gains and losses of $0.8 million and $7.1 million, respectively, as of January 31, 2006.  We did not record any impairment losses on short-term investments during the first quarters of fiscal 2006 or fiscal 2005.

E. Property, Plant and Equipment

At January 31, 2006, we had corporate aviation assets with a net book value of approximately $18.8 million classified as held for sale. We anticipate selling these assets during fiscal 2006 for at least net book value.

F.  Long-Term Investments

At January 31, 2006, long-term investments primarily consisted of investments made in venture capital partnerships. Long-term investments, for which we do not have the ability to exercise significant influence, are accounted for initially at cost and written down to fair value when indicators of impairment are deemed to be other than temporary.

We routinely review our long-term investments for impairment. To assess impairment, we analyze forecasted financial performance of the investees and our estimate of the potential for investment recovery based on the financial performance factors. During the first quarters of fiscal 2006 and 2005, we recognized impairment losses on long-term investments totaling $0.4 million and $1.0 million, respectively.

G. Goodwill and Intangible Assets

Goodwill

The following is a summary of goodwill as of the dates shown resulting from the indicated acquisitions:

(In thousands)	January 31, 2006	October 31, 2005

SUSE	$176,963	$176,963
SilverStream	112,392	112,622
Ximian	33,814	33,852
Cambridge Technology Partners	25,677	25,903
Tally	16,283	16,308
Immunix	14,651	14,676
Salmon	5,847	6,146
Onward India	2,010	—
Other technology companies	9,039	9,039
Total goodwill	$396,676	$395,509

Goodwill is allocated to our reporting segments.  In fiscal 2006, we changed our reporting segments to Americas, EMEA, Asia Pacific, and Celerant consulting (see Note S).  Previously, Latin America was separate from North America, and Japan was separate from Asia Pacific.

Goodwill by reporting segment is as follows:

(In thousands)	Americas	EMEA	Asia Pacific	Celerant Consulting	Total
Balance as of October 31, 2005	$191,498	$150,487	$27,621	$25,903	$395,509
Onward India	—	—	2,010	—	2,010
Adjustments	(163)	(437)	(17)	(226)	(843)
Balance as of January 31, 2006	$191,335	$150,050	$29,614	$25,677	$396,676

Adjustments to goodwill during the first quarter of fiscal 2006 included an adjustment of approximately $0.5 million, attributable to SilverStream, Celerant consulting (acquired through the acquisition of Cambridge Technology Partners), Ximian, Salmon, Tally, and Immunix, related to the reversal of deferred tax asset valuation allowances attributable to acquired net operating loss carryforwards that were utilized by income generated in the first quarter of fiscal 2006. Goodwill was reduced for this adjustment because a portion of it related to the valuation allowances on acquired net operating losses that were established during the allocation of the purchase price for each of these acquisitions. The remaining $0.3 million primarily related to foreign exchange adjustments.

Intangible Assets

The following is a summary of intangible assets:

	January 31, 2006			October 31, 2005
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Asset Lives

Trademarks and trade names	$25,571	$(30)	$25,541	$25,571	$(20)	$25,551	3 years or Indefinite
Patents	—	—	—	15,500	(1,392)	14,108	10 years
Customer/contractual
relationships	19,362	(12,038)	7,324	19,362	(10,454)	8,908	1-3 years
Developed technology	22,850	(17,599)	5,251	22,850	(16,718)	6,132	3-4 years
Internal use software	5,193	(4,005)	1,188	5,193	(3,700)	1,493	3 years
Non-compete agreement	422	(227)	195	422	(193)	229	3 years
Total intangible assets	$73,398	$(33,899)	$39,499	$88,898	$(32,477)	$56,421

During the first quarter of fiscal 2006, we contributed our patent portfolio towards our 20% ownership interest in OIN.  At the time of the contribution, these patents, which we acquired for $15.5 million, had a net book value of $14.1 million.

Amortization of intangible assets for the first quarters of fiscal 2006 and 2005 was $2.8 million and $3.0 million, respectively. Amortization of intangibles is estimated to be approximately $7.9 million for the remainder of fiscal 2006, $4.3 million in fiscal 2007, $1.5 million in fiscal 2008, and $0.3 million in fiscal 2009.

H. Income Taxes

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes.  For the first quarter of fiscal 2006, we provided income taxes of $11.3 million based on the estimated annual effective tax rate for the year applied to ‘ordinary’ income (pre-tax income excluding unusual or infrequently occurring discrete items).  Due to the utilization of a significant amount of our net operating loss carryforwards during fiscal 2005, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not income tax expense.  In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of SFAS No. 123(R), we elected to follow the tax ordering laws to determine the sequence in which deductions and net operating loss carryforwards are utilized.  Accordingly, during the first quarter of fiscal 2006, a $4.0 million tax benefit relating to stock options was credited to additional paid-in capital and a $0.5 million benefit was credited to goodwill.

The effective tax rate differs from the federal statutory rate of 35% primarily due to the effects of stock-based compensation plans, differences between book and tax items and foreign taxes.  The effective tax rate for the first quarter of fiscal 2006 was 85.9% compared to the effective tax rate of 13.1% for the same period in 2005.  The effective rate for the first quarter of fiscal 2006 differs from the first quarter of fiscal 2005 due to the use of net operating losses in the first quarter of fiscal 2005, which offset income tax expense associated primarily with the income generated from a settlement we reached with Microsoft in the first quarter of fiscal 2005.   The effective tax rate for fiscal 2006 will be higher than the rate for fiscal 2005 primarily because the fiscal 2005 rate reflected a benefit recorded to income tax expense from the use of a significant amount of our net operating loss carryforwards.

In accordance with determinations made pursuant to the applicable accounting standards, we continue to believe that it is more likely than not that our remaining U.S. net deferred tax assets will not be realized based on the weight of all available evidence. As a result, we have provided a full valuation reserve on our U.S. net deferred tax assets. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in capital.

We paid cash for income taxes of $4.5 million in the first quarter of fiscal 2006 and $3.4 million during the same period of fiscal 2005. We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated.  The amount reflected in the consolidated balance sheet at January 31, 2006 is considered adequate based on our assessment of many factors including, results of tax audits, past experience and interpretations of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors.

 I. Line of Credit

We have a $25.0 million bank line of credit available for letter of credit purposes. At January 31, 2006, there were standby letters of credit of $17.6 million outstanding under this line, all of which are collateralized by cash. The bank line of credit expires on April 1, 2006. The bank line of credit is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. We are in compliance with all financial covenants relating to this line of credit as of January 31, 2006. In addition, at January 31, 2006, we had outstanding letters of credit of an insignificant amount at other banks.

J. Restructuring and Merger Liabilities

Restructuring Liabilities

Our restructuring activities in previous periods are disclosed in detail in our Annual Report on Form 10-K for the fiscal year 2005. The following table summarizes the restructuring reserve balance and activity during the first quarter of fiscal 2006:

(In thousands)	Fiscal 2005 Restructurings	Fiscal 2004 Restructurings	Fiscal 2003 Restructuring	Fiscal 2002 Restructuring	Fiscal 2001 Restructurings	Total
Balance at October 31, 2005:
Workforce reductions	$28,492	$1,243	$—	$—	$—	$29,735
Excess facilities, property and equipment	6,451	1,457	3,121	3,660	327	15,016
Other restructuring-related costs	259	—	10	37	274	580
Total restructuring reserve balance	35,202	2,700	3,131	3,697	601	45,331
Adjustments:
Workforce reductions	(707)	—	—	—	—	(707)
Excess facilities, property and equipment	(61)	—	—	—	—	(61)
Other restructuring-related costs	—	—	—	(37)	(259)	(296)
Total adjustments	(768)	—	—	(37)	(259)	(1,064)
Payments:
Workforce reductions	(21,137)	(84)	—	—	—	(21,221)
Excess facilities, property and equipment	(2,592)	(681)	(255)	(421)	(281)	(4,230)
Other restructuring-related costs	(186)	—	(9)	—	(15)	(210)
Total payments	(23,915)	(765)	(264)	(421)	(296)	(25,661)
Balance at January 31, 2006:
Workforce reductions	6,648	1,159	—	—	—	7,807
Excess facilities, property and equipment	3,798	776	2,866	3,239	46	10,725
Other restructuring-related costs	73	—	1	—	—	74
Total restructuring reserve balance	$10,519	$1,935	$2,867	$3,239	$46	$18,606

Adjustments to reduce the restructuring reserves during the first quarter of fiscal 2006 of $1.1 million related to changes in estimates, of which $0.4 million was related to Asia Pacific, $0.3 million was related to the Americas, $0.3 million was related to EMEA, and $0.1 million was related to Celerant consulting.

Merger Liabilities

The following table summarizes the merger liabilities balance and activity during the first quarter of fiscal 2006:

(In thousands)	Balance at October 31, 2005	Payments/ adjustments	Balance at January 31, 2006
Facilities related	$17,606	$(797)	$16,809
Employee related	169	(105)	64
Other	76	1	77
Total merger liabilities	$17,851	$(901)	$16,950

As of January 31, 2006, the remaining unpaid balances include accrued liabilities related to severance benefits which will be paid out over the remaining severance obligation period, lease costs for redundant facilities which will be paid over the respective remaining contract terms, and various employee-related severance costs which will be primarily paid over the next twelve months.

K. Senior Convertible Debentures

On July 2, 2004, we issued and sold $600.0 million aggregate principal amount of our senior convertible debentures (“Debentures”) due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year until maturity, commencing January 15, 2005. During the first three months of fiscal 2006, we incurred interest expense of $0.8 million related to the Debentures and made cash payments for interest of $1.5 million.

In connection with the issuance of the Debentures, we incurred $14.9 million of issuance costs, which primarily consisted of investment banker, legal and other professional fees. These costs are classified within Other Assets and are being amortized as interest expense using the effective interest method over the term from issuance through the date that the holders can first require repurchase of the Debentures (July 15, 2009). Amortization expense related to the issuance costs was $0.7 million for both the first quarter of fiscal 2006 and fiscal 2005, respectively.

L. Guarantees

We have provided a guarantee to a foreign taxing authority in the amount of $2.4 million related to a foreign tax audit. It is expected that the term of the foreign tax audit guarantee will continue until the conclusion of the audit. In addition, we have provided a guarantee to a customer for the performance of one of our foreign subsidiaries on a maintenance contract in the amount of $0.4 million, and a $0.2 million guarantee to a vendor of our foreign subsidiaries to guarantee lease payments. At January 31, 2006, we had $2.4 million accrued for these guarantees. We have also provided other guarantees of insignificant amounts for various purposes.

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

It is not possible to predict the maximum potential amount of future payments under these guarantees and indemnifications, or similar agreements, due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. To date, we have not been required to make any payment guarantees and indemnifications. We do not record a liability for potential litigation claims related to indemnification agreements with our customers unless and until we conclude the likelihood of a material obligation is probable and estimable.

M. Commitments and Contingencies

As of January 31, 2006, we had a carrying value of $52.7 million related to long-term investments in various venture capital funds and had commitments to contribute an additional $19.2 million to these funds at times and amounts as requested by the fund managers.

N. Legal Proceedings

On November 12, 2004, we filed suit against Microsoft in the U.S. District Court, District of Utah. We are seeking treble damages under the Clayton Act, plus interest, in an amount to be determined at trial based on claims that Microsoft eliminated competition in the office productivity software market during the time that we owned the WordPerfect word-processing application and the Quattro Pro spreadsheet application. Among other claims, we allege that Microsoft withheld certain critical technical information about Windows from us, thereby impairing our ability to develop new versions of WordPerfect and other office productivity applications, and that Microsoft integrated certain technologies into Windows designed to exclude WordPerfect and other Novell applications from relevant markets. In addition, we allege that Microsoft used its monopoly power to prevent OEMs from offering WordPerfect and other applications to customers. On June 10, 2005, Microsoft’s motion to dismiss the complaint was granted in part and denied in part. The Fourth Circuit Court recently granted interlocutory review of Microsoft’s appeal, which claims that Novell lacked standing to assert the causes of action not dismissed by the District Court.  In addition, Novell has sought the Fourth Circuit’s review of the District Court’s dismissal of Novell’s other causes of action.  While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations, or cash flows.

On January 20, 2004, the SCO Group, Inc. (“SCO”) filed suit against us in the Third Judicial District Court of Salt

Lake County, State of Utah. We removed the claim to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare have harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. The District Court dismissed the original complaint, but allowed SCO an opportunity to file an amended complaint, which SCO did on July 9, 2004. On June 27, 2005, our motion to dismiss SCO’s amended complaint was denied. On July 29, 2005, we filed an answer to the complaint setting forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. On December 30, 2005, SCO filed an amended complaint alleging that Novell has violated the non-competition provisions of the agreement under which we sold our Unix business to SCO, that we failed to transfer all of the Unix business, that we infringe SCO’s copyrights, and that we are engaging in unfair competition by attempting to deprive SCO of the value of the Unix technology.  In both SCO’s original and amended complaints, SCO seeks to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and to cause us to pay actual, special and punitive damages in an amount to be proven at trial.  We believe that we have meritorious defenses to SCO’s claims and meritorious support for our counterclaims. Accordingly, we intend to vigorously pursue our claims while defending against the allegations in SCO’s complaint. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

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

O. Redeemable Preferred Stock

Holders of our Series B Preferred Stock are entitled to dividends of 2% of the redemption value per annum, payable quarterly in cash. Dividends on the Series B Preferred Stock during the first quarter of fiscal 2006 amounted to $47,000. There were no cash payments made for dividends during the first quarter of fiscal 2006.

P. Net Income Per Share Available to Common Stockholders

The following table reconciles the numerators and denominators of the net income per share calculation for the first quarters of fiscal 2006 and 2005:

	Three Months Ended
(In thousands, except per share data)	January 31, 2006	January 31, 2005

Basic net income per share computation:
Net income	$1,865	$395,161
Dividends on Series B Preferred Stock	(47)	(125)
Allocation of earnings to holders of Series B Preferred Stock	(7)	(4,145)
Net income attributable to common stockholders	$1,811	$390,891
Weighted-average common shares outstanding, excluding unvested restricted stock	385,787	377,257
Basic net income per share attributable to common stockholders	$0.00	$1.04
Diluted net income per share computation:
Net income	$1,865	$395,161
Dividends on Series B Preferred Stock	(47)	(125)
Allocation of earnings to the holders of Series B Preferred Stock	(7)	(4,145)
Interest expense on the Debentures	—	750
Amortization of debt issuance costs	—	743
Diluted net income attributable to common stockholders	$1,811	$392,384
Weighted-average common shares outstanding	385,787	377,257
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	8,747	6,136
Incremental shares attributable to the assumed conversion of the Debentures	—	52,074
Total adjusted weighted-average common shares	394,534	435,467
Diluted net income per share attributable to common stockholders	$0.00	$0.90

The 1.5 million shares of common stock attributable to the assumed conversion of outstanding Series B Preferred Stock and the incremental shares attributable to the 52.0 million shares attributable to the assumed conversion of outstanding Debentures were not included in the calculation of diluted net income per share in the first quarter of fiscal 2006 as their effects were antidilutive. Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out of the money”) at January 31, 2006 were also not included in the calculation of diluted net income per share as their effect would have been antidilutive. Out of the money options for the first quarters of fiscal 2006 and 2005 totaled 21,459,300 and 23,239,119, respectively.

Q. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
(In thousands)	January 31, 2006	January 31, 2005

Net income	$1,865	$395,161
Change in net unrealized loss on investments	1,270	(2,211)
Change in pension liability	106	(35)
Change in cumulative translation adjustments	641	6,856
Comprehensive income	$3,882	$399,771

Our accumulated other comprehensive income (loss) is comprised of the following:

	January 31, 2006	October 31, 2005
	(In thousands)
Net unrealized loss on investments	$(6,350)	$(7,620)
Minimum pension liability	(527)	(633)
Cumulative translation adjustment	16,338	15,697
Total accumulated other comprehensive income	$9,461	$7,444

R. Stock-Based Compensation

The adoption of SFAS No. 123(R) had a significant impact on our results of operations.   Our consolidated statement of operations for the three months ended January 31, 2006 includes the following stock-based compensation expense:

(In thousands)	Three months ended January 31, 2006
Cost of revenue	$1,062
Sales and marketing	3,532
Product development	2,637
General and administrative	6,464
Operating income	13,695
Tax benefit	—
Net income	$13,695

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 1.93 years was $53.4 million at January 31, 2006.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This requirement reduced our net operating cash flows and increased our net financing cash flows by $4.0 million.  Our deferred compensation cost at October 31, 2005 of $3.4 million, which was accounted for under APB 25, was reclassified into additional paid-in capital.  The cumulative effect related to outstanding restricted stock awards as of October 31, 2005, which are not expected to vest based on an estimate of forfeitures, was not material.

Stock Plans

We currently have five stock award plans that allow us to grant stock options, restricted stock, restricted units and other equity based awards to employees and consultants, and one stock option plan that allows us to grant stock options to members of the Board of Directors. All stock-based compensation awards are issued under one of these six stock award plans.  When granting stock options, we typically grant nonstatutory options at fair market value on the date of grant. We also grant restricted stock and restricted stock units.   These plans are discussed in more detail in our fiscal 2005 Form 10-K, Note R.

Time-Based Stock Awards

Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three months ended January 31, 2006 are shown below:

(In thousands)	Three months ended January 31, 2006
Expected volatility	50%
Expected dividends	0%
Expected term	4	years
Risk-free interest rate	4.3 - 4.5%

The expected volatility rate was estimated based on equal weighting of the historical volatility of Novell common stock over a four year period and the implied volatilities of Novell common stock.  The expected term was estimated based on our historical experience of exercise, cancellation, and expiration patterns.  The risk-free interest rates are based on four year U.S. Treasury STRIPS.

The pre-vesting forfeiture rate used for the three months ended January 31, 2006 was 10%, which was based on historical rates and forward-looking factors.  As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience.

A summary of the time-based stock awards as of January 31, 2006, and changes during the three months then ended, is as follows:

	Shares (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Stock Awards
Outstanding at November 1, 2005	47,042	$6.68
Granted	1,265	8.34
Exercised	(2,589)	4.14
Forfeited or expired	(2,000)	8.76
Outstanding at January 31, 2006	43,718	$6.79	5.13	$135,205
Exercisable at January 31, 2006	29,589	$6.89	4.33	$89,410

The weighted-average grant-date fair value of stock options granted during the first three months ended January 31, 2006 was $3.90.  The total intrinsic value of stock options exercised during the three months ended January 31, 2006 was $11.2 million.

A summary of time-based unvested restricted stock as of January 31, 2006, and changes during the three months then ended, is as follows:

	Shares (000s)	Weighted- Average Fair Value
Unvested Restricted Stock
Unvested at November 1, 2005	984	$4.85
Granted	275	8.33
Vested	—	—
Forfeited	(5)	3.64
Unvested at January 31, 2006	1,254	$5.62

As of January 31, 2006, there was $4.4 million of unrecognized compensation cost related to unvested restricted stock.  That cost is expected to be recognized over a weighted-average period of 1.7 years.  No time-based restricted stock vested during the three months ended January 31, 2006.

Performance-Based and Market-Condition Awards

We have issued performance-based equity awards to certain senior executives.  These awards have the potential to vest over one to four years upon meeting certain Novell-specific financial performance goals, specifically related to the achievement of budgeted revenue and operating income targets in each fiscal year.  The performance-based options were granted at an exercise price equal to the fair market value of Novell common stock on the date the option was legally granted and have a contractual life ranging from two to eight years.

We have issued market-condition equity awards to certain senior executives whose vesting is accelerated or contingent upon the price of Novell common stock meeting certain pre-established stock price targets.  Certain of these awards will vest on the sixth anniversary of the grant date if the market-condition was not previously achieved.  The market-condition options are generally granted at an exercise price equal to the fair market value of Novell common stock on the date of the grant and have a contractual life of eight years.   No market-condition awards were granted during the three months ended January 31, 2006.

The fair value of each performance-based and market-condition option was estimated on the grant date using the Black-Scholes option valuation model without consideration of the performance measures or market conditions.  The inputs for expected volatility, expected term, expected dividends, and risk-free interest rate used in estimating the fair value of performance-based awards in the three months ended January 31, 2006, are the same as those noted above under time-based options.

A summary of the performance-based and market-condition awards as of January 31, 2006, and changes during the three months then ended, is as follows:

	Shares (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Stock Awards
Outstanding at November 1, 2005	2,413	$7.49
Granted	535	8.36
Exercised	(31)	6.35
Forfeited or expired	(81)	8.60
Outstanding at January 31, 2006	2,836	$7.64	7.1	$4,142
Exercisable at January 31, 2006	1,349	$6.53	6.9	$4,230

The weighted-average grant-date fair value of options granted during the first three months ended January 31, 2006 was $4.49. No performance-based stock options were exercised in the three months ended January 31, 2006.

A status of the unvested, performance-based and market-condition restricted stock as January 31, 2006, and changes during the three months then ended, is as follows:

	Shares (000s)	Weighted- Average Fair Value
Unvested Restricted Stock
Unvested at November 1, 2005	125	$7.42
Granted	87	9.22
Vested	(25)	7.35
Forfeited	—	—
Unvested at January 31, 2006	187	$8.27

As of January 31, 2006, there was $1.8 million of unrecognized compensation cost related to unvested, performance-based and market-condition restricted stock.  That cost is expected to be recognized ratably over a one to four year period.  No performance-based restricted stock vested during the three months ended January 31, 2006.  The total fair value of market-condition restricted stock that vested during the three months ended January 31, 2006 was $184,000.

As of January 31, 2006, there were 773,000 stock awards that had been legally granted but not yet valued because all of the conditions necessary to establish the grant date for SFAS No. 123(R) purposes have not yet occurred.  The grant date of these stock awards will not occur until budgets are approved by our Board of Directors for the respective years specified in the performance targets.

Celerant Stock Awards

During the first three months of fiscal 2006, Celerant did not grant any new stock-based compensation awards.  Upon adoption of SFAS No. 123(R), we applied a forfeiture rate of 16% to the Celerant option expense, which was based on historical rates.    As of January 31, 2006, there were 2.4 million time-based options for Celerant Stock outstanding, of which 1.8 million  were exercisable, and 1.7 million performance based options for Celerant Stock outstanding, of which 0.2 million were exercisable.

First Quarter Fiscal 2005

For the three months ended January 31, 2005, had we accounted for all employee stock-based compensation based on the fair value method as prescribed by SFAS No. 123, our net income and net income per share would have been the following pro forma amounts:

(in thousands, except per share data)	Three months ended January 31, 2005

Net income, as reported	$395,161
Less: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(12,410)
Add: total stock-based compensation expense recorded in the statement of operations under APB 25	459
Pro forma net income	$383,210
Net income per share available to common stockholders:
As reported basic	$1.04
Pro forma basic	$1.00
As reported diluted	$0.90
Pro forma diluted	$0.88

For the purpose of the above table, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the first quarter of fiscal 2005: a risk-free interest rate of approximately 3.7%; a dividend yield of 0%; a weighted-average expected life of 5.5 years; and a volatility rate of 73%. The expected volatility was estimated using the historical volatility over a period of five years.  The weighted-average fair value of options granted in the first quarter of fiscal 2005 was $4.18.

Employee Stock Purchase Plan

Subsequent to the issuance of SFAS No. 123(R), we amended and re-introduced our Employee Stock Purchase Plan (“ESPP”).  The amended ESPP eliminated the “look back” feature of the plan and reduced the purchase discount to 5% off of the end of offering period stock price.  As a result of these amendments, our ESPP is considered non-compensatory under SFAS No. 123(R), and accordingly, no compensation expense has been recorded for grants under the ESPP.

S. Segment Information

We operate and report our financial results in four operating segments: three are based on geographic areas and the fourth is Celerant consulting.  Our performance is evaluated by our Chief Executive Officer and our other chief decision makers based on reviewing revenue and segment operating income (loss) information for each segment.

The geographic segments are:

•                  Americas — includes the United States, Canada and Latin America

•                  EMEA — includes Eastern and Western Europe, Middle East, and Africa

•                  Asia Pacific — includes China, Southeast Asia, Australia, New Zealand, Japan, and India

Prior to fiscal 2006, Latin America and Japan were separate operating segments.  All segment information has been recast to conform to the new segment presentation.

All geographic segments sell our software and services. These offerings are sold in the United States directly and through original equipment manufacturers, resellers, and distributor channels, and internationally directly and through original equipment manufacturers and distributors who sell to dealers and end users. Operating results by segment are as follows:

	Three Months Ended
	January 31, 2006		January 31, 2005
(in thousands)	Net revenue	Operating income (loss)	Net revenue	Operating income (loss)
Americas	$133,777	$69,900	$128,982	$66,876
EMEA	88,836	30,218	95,551	21,196
Asia Pacific	19,681	2,321	21,546	4,864
Common unallocated operating (costs) income	—	(87,670)	—	353,983
Stock-based compensation expenses	—	(13,502)	—	(459)
Total geographic segments	242,294	1,267	246,079	446,460
Celerant consulting	32,114	(588)	44,049	3,105
Stock-based compensation expenses	—	(193)	—	—
Total Celerant consulting	32,114	(781)	44,049	3,105
Total per statements of operations	$274,408	$486	$290,128	$449,565

Common unallocated operating (costs) income include corporate services common to all geographic segments such as corporate sales and marketing, product development, corporate general and administrative costs, corporate infrastructure costs, and litigation settlement income or expense.   For management reporting purposes, Celerant consulting does not receive an allocation for these corporate services.  In addition, common unallocated operating income (costs) in the first three months of fiscal 2005 also includes a $447.6 million net gain on settlement of potential litigation with Microsoft. Stock-based compensation expenses have not been allocated for management reporting purposes

In addition to reviewing geographic and Celerant consulting segment results, our Chief Executive Officer and chief decision makers review net revenue by solution category. These solution categories are:

•                  Systems, security, and identity management (formerly Identity-driven computing solutions) — major products include Identity Manager, ZENworks, eDirectory, web services, Secure Login, and iChain.

•                  Open platform solutions — major products include Open Enterprise Server, SUSE LINUX Enterprise Server, SUSE LINUX Professional, and Novell Linux Desktop.

•                  Workspace solutions — major products include NetWare, GroupWise, Small Business Suite, Cluster Services, Novell iFolder and BorderManager.

•                  Global services and support — comprehensive worldwide IT consulting, training, and technical support services that apply business solutions to our customers’ business situations, providing the business knowledge and technical expertise to help our customers implement our technology.

•                  Celerant consulting — operational strategy and implementation consulting services offered to a wide range of customers across various sectors, worldwide.

Prior to fiscal 2006, Open platform solutions and Workspace solutions were combined in a category called Linux and platform services solutions.  Prior periods have been recast to conform to the new presentation.  Net revenue by solution category and Celerant consulting are as follows:

	Three Months Ended
(in thousands)	January 31, 2006	January 31, 2005
Resource management	$33,158	$29,968
Identity and access management	25,548	17,855
Other systems, security, and identity management products	4,298	4,835
Systems, security, and identity management	63,004	52,658
Open Enterprise Server	43,112	—
Linux platform products	10,382	8,491
Other open platform products	2,745	5,541
Open platform solutions	56,239	14,032
NetWare and other NetWare-related	18,256	68,746
Collaboration	23,676	24,340
Other workspace products	5,411	5,907
Workspace solutions	47,343	98,993
Total software licenses and maintenance	166,586	165,683
Global services and support	75,708	80,396
Total IT software and solutions	242,294	246,079
Celerant consulting	32,114	44,049
Total net revenue	$274,408	$290,128

For the first quarters of fiscal 2006 and 2005, revenues in the United States were $123.0 million and $122.3 million, respectively.  Revenues from customers outside the United States were $151.4 million and $167.8 million in the first quarters of fiscal 2006 and 2005, respectively.  For the first quarters of fiscal 2006 and 2005, 75% and 77%, respectively, of our revenues outside the United States were in EMEA. During the first quarter of fiscal 2006, sales to customers in the United Kingdom accounted for 10% of our net revenue. During the first quarter of fiscal 2005, sales to customers in Germany accounted for 11% of our net revenue and sales to customers in the United Kingdom accounted for 10% of our net revenue. No single customer accounted for more than 10% of our total revenue for any period presented.

T. Derivative Instruments

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

We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the quarter-end, the fair value of the derivatives as of January 31, 2006 is insignificant. Gains and losses recognized during a quarter on these foreign currency contracts are recorded as other income or expense and generally offset corresponding gains and losses on the underlying hedged assets and liabilities, resulting in negligible effect to our financial statements.

U.  Share Repurchase Program

On September 22, 2005, our board of directors approved a share repurchase program for up to $200.0 million of our common stock through September 21, 2006. As of January 31, 2006, no shares of common stock had been repurchased under this program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expects,” “plans,” “anticipates,” “believe,” “estimates,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by law, or undertaking to update or revise forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, some of which may be similar to those of other companies of similar size in our industry, including pre-tax losses, rapid technological changes, competition, limited number of suppliers, customer concentration, failure to successfully integrate acquisitions, adverse government regulations, failure to manage international activities, and loss of key individuals. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 10, 2006.

Introduction

Novell designs, develops, maintains, implements, and supports proprietary and open source software for use in business solutions. With approximately 5,200 employees globally, we help our worldwide customers manage, simplify, secure and integrate their technology environments by leveraging best-of-breed, open source and open standards-based software. With over 20 years of experience, our employees, partners and support centers around the world help customers gain control over their information technology (“IT”) operating environment while reducing the cost, complexity, and vulnerabilities of those environments. We provide security and identity management, resource management, desktop, workgroup, and data center solutions on several operating systems, including Linux, NetWare(R), Windows, and Unix. All of our solutions are supported by our global services and support, including consulting, training and technical support services.

We deliver this value to our customers by developing, maintaining and delivering information solutions in the following categories:

Systems, security, and identity management ( formerly called Identity-driven computing solutions).  Our systems, security, and identity management products include applications that offer a broad set of capabilities that manage resources, assets, and people through the assignment of digital identities, including the following:

•             resource management capabilities for both desktop and server environments;

•             provisioning and de-provisioning capabilities; and

•             secure authentication and authorization services.

We believe that customers have recognized the need to manage the access, utilization and optimization of assets through information systems that can help them understand, implement and administer business policies, not only within organizations, but also between organizations and their customers and trading partners. Our software solutions enable organizations to balance growing user demands for services and information with demands for increased security and agility. By using our products, customers can integrate business processes and systems, extending them within and across enterprise boundaries to interact with customers, employees, suppliers and partners. This affords organizations the opportunity to make changes to their business operations without incurring the cost of constantly changing individual software application components.

These identity-based technologies not only regulate user access to data and applications, but are increasingly becoming the basis for securing and managing other information assets, including devices such as mobile phones and the components that make up today’s modern data centers. We believe that identity management will increasingly become the preferred means by which businesses will efficiently utilize all IT assets, and we have developed products for this market to help our customers take advantage of these opportunities. These products can be deployed across a number of systems, including Linux, Unix, NetWare, and Windows, recognizing the heterogeneous nature of today’s IT departments. Our development strategy has been to develop systems, security and identity management technologies as a set of discrete software services that can be deployed as needed, as opposed to the use of a single monolithic application that can take years to implement and deploy without any immediate business benefit.

Open platform solutions and workspace solutions.  Both our open platform solutions and workspace solutions categories include solutions that offer effective and open approaches to networking and collaboration services, including file, print, messaging, scheduling, and workspace while using a cross-platform approach.  Both consist of operating systems, network services, and workgroup computing software solutions. We offer two major operating system platforms, SUSE(R) Linux Enterprise Server and NetWare.

Our open platform solutions category is comprised of our offerings based on Linux and other related products. These solutions provide the foundation for value added network and workspace computing solutions deployed on both servers and desktops. Open Enterprise Server (“OES”) consists of enterprise-ready, scalable networking and collaboration services — including file, print, messaging, scheduling and directory-based management modules that allow customers to manage their computing environment from a single, central console deployed on either of our major operating systems platforms.

A major focus of our open platform solutions is to embrace and promote open source computing. Open source is a term used to describe software source code that generally allows free use, modification, and distribution of source code, subject to certain conditions. Open source software is generally built by a community of developers, many of whom are unaffiliated with each other. Corporations also fund open source projects or contribute code into open source to further assist the development efforts. We believe that a major shift toward the use of open source software is underway as companies are more critically evaluating the cost effectiveness of their information technology investments, seeing value in having access to the source code, and are looking for ways to avoid vendor lock-in.

We believe that we are uniquely positioned to drive the transition to greater use of open source software, as well as to benefit from this trend. Widespread adoption of Linux and open source software was initially hindered by weak technical support, a shortcoming that we are particularly well positioned to address. We leverage our financial stability, experience, and global services and support capabilities to help our customers integrate Linux and other open source software into their existing IT environments. While the flexibility and cost savings of Linux and open source have made it attractive to enterprise customers, we believe they continue to look to proprietary software vendors to provide applications, management and security. With our SUSE Linux Enterprise Server open source platform and our other Linux and platform services solutions, our customers can deploy the best of proprietary and open source software that many businesses find more attractive. As an example, our GroupWise product allows customers to collaborate seamlessly across their Windows and Linux environments. We also provide solutions allowing IT managers to centrally control Linux, NetWare and Windows systems in a consistent and straightforward way.

Our workspace solutions category is comprised of proprietary software products that provide customers with powerful solutions that are designed to operate within existing heterogeneous computing environments as well as to provide tools and strategies to allow easy migration between platforms to fit better with our customers’ technology plans.  Our primary server product in this solution category is NetWare.  Our workspace solutions category also includes our GroupWise and collaboration technologies, Small Business Suite, Cluster Services, and BorderManager.

Global services and support.  We provide worldwide IT consulting, training and technical support services to address our customers’ needs. Our worldwide IT consulting practice provides the business knowledge and technical expertise to help our customers implement and achieve maximum benefit from our products and solutions. We also offer open source and identity-driven services that are focused on aiding our clients in rapidly integrating applications or migrating existing platforms to Linux.

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

Celerant consulting.  Celerant, a majority-owned subsidiary of Novell, provides value-based, operational strategy and implementation consulting services to a wide variety of customers mainly in Europe and the United States. Celerant specializes in improving the value derived from existing business processes by accelerating time to value and eliminating non-value creating activities.  As discussed in our Fiscal 2005 Form 10-K, we are exploring strategic alternatives for Celerant.

Overview

With respect to the U.S. economy, spending continues to improve in many of the areas of information technology (“IT”) that we target such as security, regulatory compliance and server/function consolidation. We believe that strategic IT security projects put on hold in previous years are now being approved. Overall, increased IT funding is helping to attract new Linux and identity management business, which is driven by an increased focus on gaining efficiencies and lowering expenses.   Sales cycles of our products and services are still relatively long, with customers frequently requiring a product pilot before a larger purchase will occur.

Internationally, in our EMEA segment, the European economy is flat, and market spending is still below expectations with long sales cycles and a clear focus on IT cost savings. Consolidation of platforms and security remain high priority items for our customers, and initiatives on auditing in the health and public sector are increasing on a small enterprise and local government scale. Our EMEA segment remains a focus for our management and we expect to face continued financial challenges in that region. The economy in Asia Pacific, including Japan, is mixed as some regions continue to struggle with core economic issues and others are growing at or above global rates.

We continued to make progress on our key initiatives this quarter.

•     One of our most important initiatives is to increase revenue from our Linux and Open Source product offerings.  Revenues from our Linux platform products increased 22% during the first quarter of fiscal 2006 over the same period in the prior year. We recently demonstrated the next release of Novell Linux Desktop.  In support of the open source movement, during the first quarter of fiscal 2006 we donated the core components of our AppArmor framework to provide a foundation for a new open source project dedicated to advancing Linux application security.  In November 2005, Open Invention Network LLC (“OIN”) was established by us, IBM, Philips, Red Hat and Sony to acquire patents and promote and protect Linux and open source.

•     We continued to grow our positions in the resource management and identity market by offering the most comprehensive products that address customer problems in the areas of security, compliance, risk mitigation and systems management. Our unique role-based, policy-driven approach has been well received, and we continue to experience strong deferred revenue growth in this category, with large enterprise deals driving license growth.  We expect strong revenue and performance momentum in these areas throughout the remainder of fiscal 2006.  We released Novell Identity Manager 3.0 in the first quarter of fiscal 2006, with advanced capabilities for flexible, powerful tools to help customers to meet their security and compliance needs.

•     We continued efforts to stabilize the decline of our revenue from traditional products, such as NetWare. Our traditional revenue base is an important source of cash flow and a potential opportunity for us to sell more products and services. With the release of our OES product in March 2005, we have taken steps to help maintain that installed base and address revenue declines of these products. However, our combined NetWare and OES business declined by 11% during the first quarter of fiscal 2006 compared to the same period in the prior year.  We continue to work with our customers to help them migrate from NetWare and other platforms of our competitors to OES using tools, training and education emphasizing the return on investment of upgrading to Linux versus proprietary platforms.

•     As we have discussed in the past, we have re-architected our go to market plans, selecting key geographies in which to deploy our resources and clearly defining our partner and channel strategy. In addition, we have restructured our sales incentive plans to motivate our direct sales and channel partners to focus on key product areas globally. Now we are focused on executing on those plans.

In addition to our strategic initiatives, we made a number of operational improvements in our business during the first quarter of fiscal 2006:

•     In the fourth quarter of fiscal 2005, we undertook a significant restructuring action as part of our ongoing transition to Linux and identity management to concentrate our resources on key growth opportunities in the Linux, open source, resource management, and identity markets in order to better align our costs with our revenue opportunities and our overall business strategy. To achieve greater operational efficiencies in our business, we are also focused on eliminating non-core assets.

•     In connection with our restructuring, we streamlined our field operations, segmenting our markets into what we consider to be primary markets — large, established markets where we have a significant customer presence and the ability to deliver the range of our products directly to the customer — and emerging markets, where we will look more to partners in our go to market and delivery. We believe this reorganization will also help us to leverage our direct sales force more effectively.

•     The restructuring involved the elimination or cutback of certain product and service offerings. We expect that the annualized run rate cost savings to be realized as a result of this restructuring will be approximately $110 million, prior to considering the impact of SFAS No. 123(R). Some of these cuts are expected to negatively impact revenue in fiscal year 2006. This negative impact is in addition to continued expected declines in our traditional business revenue, which was also a significant factor in our restructuring decision.

Results of Operations

Critical Accounting Policies

On November 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in the results of operations.  Prior to our adoption of SFAS No. 123(R), as permitted by SFAS No. 123, we accounted for share-based payments to employees using the APB No. 25, “Accounting for Stock Issued to Employees,” intrinsic value method and, therefore we generally recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options.  SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. We chose to use the modified prospective transition methodology and, accordingly, we have not restated the results of prior periods.

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award.  The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant.  Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value service condition and performance condition option awards under SFAS No. 123(R).  For awards with market conditions granted subsequent to our adoption of SFAS No. 123(R), we use a lattice valuation model to estimate fair value. For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period.  For awards with performance or market conditions granted subsequent to our adoption of SFAS No. 123(R), we recognize compensation cost based on the graded-vesting method.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms.  The expected volatility rates are estimated based on historical and implied volatilities of our common stock.  The expected term represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns.  We estimate pre-vesting forfeitures when recognizing compensation expense based on historical rates and forward-looking factors. We will update these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.

We issue performance-based equity awards, typically to certain senior executives, whose vesting is contingent upon meeting certain financial performance goals, including revenue and income targets.    Determining the appropriate amount to expense based on achievement of the stated goals requires judgment, including forecasting future financial results.  The estimated expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate.  The cumulative impact of any revision is reflected in the period of change.  If the financial performance goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

                We issued market condition equity awards, typically granted to certain senior executives, whose vesting is accelerated or contingent upon the price of Novell common stock meeting certain pre-established stock price targets.  For awards granted prior to our adoption of SFAS No. 123(R), the fair value of each market condition award was estimated as of the grant date using the same option valuation model used for time-based options without regard to the market condition criteria.  As a result of our adoption of SFAS No. 123(R), compensation cost is recognized over the estimated requisite service period and is not reversed if the market condition target is not met.   If the pre-established stock price targets are achieved, any remaining expense on the date the target is achieved is recognized either immediately, or in situations where there is a remaining minimum time vesting period, ratably over that period.

Acquisitions and Equity Investments

Open Invention Network

In November 2005, OIN was established by us, IBM, Philips, Red Hat and Sony.  OIN is a privately held company that has and will acquire patents to promote Linux and open source by offering its patents on a royalty-free basis to any company, institution or individual that agrees not to assert its patents against the Linux operating system or certain Linux-related applications.  In addition, OIN, in its discretion, will enforce its patents to the extent it believes such action will serve to further protect and promote Linux and open source.  Each party contributed capital with a fair value of $20.0 million to OIN.  We account for our 20% ownership interest using the equity method of accounting.  Our $20.0 million contribution consisted of patents with a fair value of $15.8 million, including $0.3 million of prepaid acquisition costs, and cash of $4.2 million.  At the time of the contribution, the patents had a book value of $14.4 million, including $0.3 million of prepaid acquisition costs.  The $1.4 million difference between the fair value and book value of the patents will be amortized to our investment in OIN account and equity income over the remaining estimated useful life of the patents, which is approximately nine years. Our investment in OIN of $18.7 million is classified as other assets in the consolidated balance sheet.

Onward India

In December 2005, we acquired the remaining 50% ownership of our sales and marketing joint venture in India from our joint venture partner for approximately $7.5 million in cash and other consideration. At October 31, 2005, $7.5 million of our cash was held in an escrow account for the acquisition and classified as other assets in the consolidated balance sheet. The cash was paid out of the escrow account during the first quarter of fiscal 2006.    At the time of the acquisition, the net book value of the minority interest was $5.3 million.  The $2.0 million difference between the net book value of the minority interest and the amount we paid for the remaining 50% ownership was recorded as goodwill.

Revenue

We sell our products, services, and solutions primarily to corporations, government entities, educational institutions, resellers and distributors both domestically and internationally. In the consolidated statements of operations, we categorize revenue as software licenses or maintenance and services. Software licenses revenue includes sales of proprietary licenses, upgrade licenses and certain royalties. Maintenance and services revenue includes all other revenue, including Linux subscriptions and upgrade protection contracts.

	Three Months Ended
(dollars in thousands)	January 31, 2006	January 31, 2005	Change
Software licenses	$42,102	$44,296	(5)%
Maintenance and services	232,306	245,832	(6)%

Total net revenue	$274,408	$290,128	(5)%

Software licenses revenue decreased in the first quarter of fiscal 2006 compared to the same period of fiscal 2005 primarily due to more of our customers purchasing under multiple product, multiple year subscriptions, which we record as maintenance and services revenue, as well as declines in our installed base mainly due to NetWare.

The decrease in maintenance and services revenue during the first quarter of fiscal 2006 compared to the same period of fiscal 2005 is primarily due to an $11.9 million decrease in Celerant revenue and a decrease in IT consulting and services revenue of $4.7 million that was planned as a result of the restructuring plan we established in the fourth quarter of fiscal 2005.  These decreases were offset somewhat by increased maintenance revenue.   The change in the mix of our revenue towards more maintenance and subscription contracts has also driven an increase in revenue in the maintenance and services category compared to the software licenses category.

Overall, foreign currency exchange rates decreased revenue in the first quarter of fiscal 2006 by approximately $6.7 million, compared to the same period in fiscal 2005 due to a stronger U.S. dollar.

We also analyze revenue by solution categories. These solution categories are:

•                  Systems, security, and identity management (formerly Identity-driven computing solutions) — major products include Identity Manager, ZENworks, eDirectory, web services, Secure Login, and iChain.

•                  Open platform solutions — major products include Open Enterprise Server, SUSE LINUX Enterprise Server, SUSE LINUX Professional, and Novell Linux Desktop.

•                  Workspace solutions — major products include NetWare, GroupWise, Small Business Suite, Cluster Services, Novell iFolder and BorderManager.

•                   Global services and support — comprehensive IT consulting, training, and technical support services that apply business solutions to our customers’ business situations, providing the business knowledge and technical expertise to help our customers implement our technology.

•                  Celerant consulting — operational strategy and implementation consulting services offered to a wide range of customers across various sectors, worldwide.

Prior to fiscal 2006, Open platform solutions and Workspace solutions were combined in a category called Linux and platform services solutions.

	Three Months Ended
(dollars in thousands)	January 31, 2006	January 31, 2005	Change
Resource management	$33,158	$29,968
Identity and access management	25,548	17,855
Other systems, security, and identity management products	4,298	4,835
Systems, security and identity management	63,004	52,658	20%
Open Enterprise Server	43,112	—
Linux platform products	10,382	8,491
Other open platform products	2,745	5,541
Open platform solutions	56,239	14,032	301%
NetWare and other NetWare-related	18,256	68,746
Collaboration	23,676	24,340
Other workspace products	5,411	5,907
Workspace solutions	47,343	98,993	(52)%
Global services and support	75,708	80,396	(6)%
Celerant consulting	32,114	44,049	(27)%

Total net revenue	$274,408	$290,128	(5)%

Systems, security and identity management increased in the first quarter of fiscal 2006 compared to the same quarter of fiscal 2005 primarily due to strong growth in our identity and access management products, which increased $7.7 million, and increases in our resource management revenue of $3.2 million.

Open platform solutions increased in the first quarter of fiscal 2006 compared to the same quarter of fiscal 2005, primarily as a result of the release of OES in the second quarter of fiscal 2005, which accounted for $43.1 million of revenue in the first quarter of fiscal 2006 and a $1.9 million increase in Linux platform product revenue.  These increases were offset by a decrease in other open platform product revenue of $2.8 million, primarily due to planned reductions of our consumer product, SUSE Linux (formerly SUSE Professional).

Workspace solutions decreased in the first quarter of fiscal 2006 compared to the same period of fiscal 2005 primarily due to a $50.5 million decrease in our NetWare-related revenue resulting from customers migrating to our OES product and declines in our installed base.  NetWare and OES revenue combined decreased $6.5 million or 11%.  Increased revenue from our other products offset the decline in NetWare-related revenue.

Global services and support decreased primarily due to decreases in IT consulting revenue, which decreased in the EMEA segment by approximately $4.3 million and approximately $2.4 million in the Asia Pacific segment as a result of our move to focus on Novell product-related consulting.  These decreases were offset somewhat by an increase in consulting of $1.3 million in the Americas.  Celerant revenue decreased primarily due to poor performance in the U.S. and Europe as well as the effect of foreign exchange rates.

We further analyze revenue by solution categories within each geographic segment.

Net revenue by reporting segment was as follows:

	Three Months Ended
(dollars in thousands)	January 31, 2006	January 31, 2005	Change
Americas	$133,777	$128,982	4%
EMEA	88,836	95,551	(7)%
Asia Pacific	19,681	21,546	(9)%
Celerant consulting	32,114	44,049	(27)%

Total net revenue	$274,408	$290,128	(5)%

Net revenue by solution category in the Americas segment was as follows:

	Three Months Ended
(dollars in thousands)	January 31, 2006	January 31, 2005	Change
Resource management	$18,344	$16,931
Identity and access management	15,912	9,371
Other systems, security, and identity management products	2,185	2,695
Systems, security and identity management	36,441	28,997	26%
Open Enterprise Server	25,853	—
Linux platform products	4,866	4,056
Other open platform products	1,644	1,329
Open platform solutions	32,363	5,385	501%
NetWare and other NetWare-related	7,303	37,600
Collaboration	14,228	15,115
Other workspace products	2,823	2,685
Workspace solutions	24,354	55,400	(56)%
Global services and support	40,619	39,200	4%

Total net revenue	$133,777	$128,982	4%

Revenue from the Americas increased in the first quarter of fiscal 2006 compared to the same quarter in fiscal 2005 due primarily to increased identity and access management revenue of $6.5 million and new revenue from OES of $25.9 million, offset by a $30.3 million decrease in NetWare-related revenue.

Net revenue by solution category in the EMEA segment was as follows:

	Three Months Ended
(dollars in thousands)	January 31, 2006	January 31, 2005	Change
Resource management	$13,024	$11,360
Identity and access management	6,979	6,578
Other systems, security, and identity management products	1,680	1,475
Systems, security and identity management	21,683	19,413	12%
Open Enterprise Server	14,888	—
Linux platform products	4,549	4,013
Other open platform products	708	4,154
Open platform solutions	20,145	8,167	147%
NetWare and other NetWare-related	7,886	24,664
Collaboration	8,451	8,070
Other workspace products	1,558	2,266
Workspace solutions	17,895	35,000	(49)%
Global services and support	29,113	32,971	(12)%

Total net revenue	$88,836	$95,551	(7)%

Revenue from EMEA decreased in the first quarter of fiscal 2006 compared to the same quarter of fiscal 2005, primarily due to a $16.8 million decrease in NetWare-related revenue, a $3.4 million decrease in other open platform product revenue, primarily due to planned reductions of our consumer product, SUSE Linux, and a $4.3 million decrease in IT consulting revenue.  These decreases were offset by increased resource management revenue of $1.7 million and new revenue from OES of $14.9 million.  Overall, foreign currency exchange rates decreased revenue in the EMEA segment by approximately $3.9 million during the first quarter of fiscal 2006.

Net revenue by solution category in the Asia Pacific segment was as follows:

	Three Months Ended
(dollars in thousands)	January 31, 2006	January 31, 2005	Change
Resource management	$1,791	$1,677
Identity and access management	2,656	1,905
Other systems, security, and identity management products	433	665
Systems, security and identity management	4,880	4,247	15%
Open Enterprise Server	2,371	—
Linux platform products	966	422
Other open platform products	394	59
Open platform solutions	3,731	481	676%
NetWare and other NetWare-related	3,067	6,483
Collaboration	997	1,155
Other workspace products	1,030	955
Workspace solutions	5,094	8,593	(41)%
Global services and support	5,976	8,225	(27)%

Total net revenue	$19,681	$21,546	(9)%

The overall decrease in Asia Pacific segment revenue for the first quarter of fiscal 2006 compared to the same quarter of fiscal 2005 is primarily due to a $2.4 million decrease in IT consulting revenue and a $3.4 million decrease in NetWare-related revenue, offset somewhat by approximately $2.4 million of new revenue from OES.

Forward-looking revenue trends

As discussed in our fiscal 2005 Form 10-K, we expect our newer product offerings of open source, identity and resource management to grow during fiscal 2006. However, it is still too early to predict the longer-term impact of OES on our traditional revenue, principally NetWare and GroupWise, which are still significant components of our overall revenue. In addition, the restructuring actions we took in fiscal 2005 involved the elimination or cutback of certain product and service offerings, resulting in the elimination or reduction of certain lower margin revenue. We also expect the restructuring to have some revenue reduction shorter-term.  We are still exploring strategic alternatives for Celerant, which could affect revenue in fiscal 2006.

We expect revenue in the second fiscal quarter of 2006 to be in the range of $272 to $282 million.

Deferred revenue

Deferred revenue represents revenue that is expected to be recognized in future periods. The majority of deferred revenue relates to maintenance contracts and subscriptions and is recognized ratably over the related service periods, typically one to three years. The decrease in deferred revenue at January 31, 2006 compared to October 31, 2005 of $38.3 million is primarily attributable to seasonably lower invoicing during our first fiscal quarter of fiscal 2006.  As more of our revenue contracts shift to multiple product, multiple year subscription arrangements, we expect that a greater proportion of our revenue will initially be deferred and recognized over the contractual service term as maintenance and subscription revenue.

Gross profit

	Three Months Ended
(dollars in thousands)	January 31, 2006	January 31, 2005	Change
Software licenses gross profit	$37,805	$39,664	(5)%
percentage of related revenue	90%	90%
Maintenance and services gross profit	$135,341	$138,413	(2)%
percentage of related revenue	58%	56%
Total gross profit	$173,146	$178,077	(3)%
percentage of revenue	63%	61%

The decrease in gross profit from software licenses for the first quarter of fiscal 2005 compared to the same quarter of fiscal 2005 is primarily due to decreased sales of software licenses.

The decrease in gross profit from maintenance and services for the first quarter of fiscal 2006 compared to the same quarter of fiscal 2005 was primarily the result of additional expense from the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006 of approximately $1.1 million, and lower maintenance and services revenue.  The increase in gross profit from maintenance and services as a percentage of related revenue for the first quarter of fiscal 2006 was primarily a result of the headcount reductions that took place in fiscal 2005.

Operating expenses

	Three Months Ended
(dollars in thousands)	January 31, 2006	January 31, 2005	Change
Sales and marketing	$94,153	$95,244	(1)%
percentage of revenue	34%	33%
Product development	$44,117	$47,758	(8)%
percentage of revenue	16%	16%
General and administrative	$35,454	$28,240	26%
percentage of revenue	13%	10%
Restructuring expenses	$(1,064)	$6,419	(117)%
percentage of revenue	—%	2%
Gain on sale of property, plant and equipment	$—	$(1,589)	—%
percentage of revenue	—%	(1% )
Gain on settlement of potential litigation	$—	$(447,560)	—%
percentage of revenue	—%	(154% )
Total operating expenses (income)	$172,660	$(271,488)	164%
percentage of revenue	63%	(94% )

Sales and marketing expenses decreased in the first quarter of fiscal 2006 compared to the same quarter of fiscal 2005 due primarily to planned reductions as a result of the fiscal 2005 headcount reductions, offset somewhat by additional expense from the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006 of approximately $3.5 million.

Sales and marketing headcount was approximately 151 or 12% lower in the first quarter of fiscal 2006 compared to the same period of fiscal 2005.

 Product development expenses in the first quarter of fiscal 2006 decreased compared to the same quarter of fiscal 2005 due primarily to planned reductions as a result of the fiscal 2005 headcount reductions, offset somewhat by additional expense from the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006 of approximately $2.6 million.  Product development headcount was approximately 199 or 13% lower in the first quarter of fiscal 2006 compared to the same period of fiscal 2005.

General and administrative expenses increased in the first quarter of fiscal 2006 compared to the same quarter of fiscal 2005 due primarily to additional expense of approximately $6.5 million resulting from the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006, offset by reduced bonus expenses, headcount reductions and lower facilities expenses.  General and administrative headcount was approximately 61 or 9% lower in the first quarter of fiscal 2006 compared to the same period of fiscal 2005.

During the first quarter of fiscal 2006, we recorded adjustments to the restructuring reserves of $1.1 million related to changes in estimates, of which $0.4 million was related to Asia Pacific, $0.3 million was related to the Americas, $0.3 million was related to EMEA, and $0.1 million was related to Celerant.

During the first quarter of fiscal 2005, we recognized a gain of $1.6 million on the sale of our facility in Lindon, Utah and a gain on a settlement of $447.6 million, net of legal expenses of approximately $88.4 million, with Microsoft concerning potential anti-trust litigation related to our NetWare operating system.

Other income (expense)

	Three Months Ended
(dollars in thousands)	January 31, 2006	January 31, 2005	Change
Investment income	$14,979	$9,453	58%
percentage of revenue	5%	3%
Impairment of investments	$(387)	$(1,013)	62%
percentage of revenue	—%	—%
Interest expense and other, net	$(1,890)	$(3,405)	44%
percentage of revenue	(1% )	(1% )
Total other income, net	$12,702	$5,035	152%
percentage of revenue	5%	2%

Novell’s long-term investments consist primarily of investments in venture capital partnerships. Investment income includes income from short-term and long-term investments. Investment income for the first quarter of fiscal 2006 increased compared to the same periods in fiscal 2005 due to interest earned on the $447.6 million cash received from the settlement we reached with Microsoft.

To assess impairment, we analyze forecasted financial performance of the investees and our estimate of the potential for investment recovery based on the financial performance factors.

Interest expense and other, net for the first quarter of fiscal 2006 decreased compared to the same quarter of fiscal 2005 primarily due to lower foreign currency transaction losses.

Income tax expense

	Three Months Ended
(dollars in thousands)	January 31, 2006	January 31, 2005	Change
Income tax expense	$11,323	$59,439	(81)%
percentage of revenue	4%	20%
Effective tax rate	86%	13%

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes.  For the first quarter of fiscal 2006, we provided income taxes of $11.3 million based on the estimated annual effective tax rate for the year applied to ‘ordinary’ income (pre-tax income excluding unusual or infrequently occurring discrete items).  Due to the utilization of a significant amount of our net operating loss carryforwards during fiscal 2005, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not income tax expense.  In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of SFAS No. 123(R), we elected to follow the tax ordering laws to determine the sequence in which deductions and net operating loss carryforwards are utilized.  Accordingly, during the first quarter of fiscal 2006, a $4.0 million tax benefit relating to stock options was credited to additional paid-in capital and a $0.5 million benefit was credited to goodwill.

The effective tax rate differs from the federal statutory rate of 35% primarily due to the effects of stock-based compensation plans, differences between book and tax items and foreign taxes.  The effective tax rate for the first quarter of fiscal 2006 was 85.9% compared to the effective tax rate of 13.1% for the same period in 2005.  The effective rate for the first quarter of fiscal 2006 differs from the first quarter of fiscal 2005 due to the use of net operating losses in the first quarter of fiscal 2005, which offset income tax expense associated primarily with the income generated from a settlement we reached with Microsoft in the first quarter of fiscal 2005.   The effective tax rate for fiscal 2006 will be higher than the rate for fiscal 2005 primarily because the fiscal 2005 rate reflected a benefit recorded to income tax expense from the use of a significant amount of our net operating loss carryforwards.

In accordance with determinations made pursuant to the applicable accounting standards, we continue to believe that it is more likely than not that our remaining U.S. net deferred tax assets will not be realized based on the weight of all available evidence. As a result, we have provided a full valuation reserve on our U.S. net deferred tax assets. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in capital.

We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated.   The amount reflected in the consolidated balance sheet at January 31, 2006 is considered adequate based on our assessment of many factors including, results of tax audits, past experience and interpretations of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors.

 Net income available to common stockholders

	Three Months Ended
(dollars in thousands)	January 31, 2006	January 31, 2005	Change
Net income	$1,865	$395,161	(100%	)
Net income available to common stockholders — basic	$1,811	$390,891	(100%	)
Net income available to common stockholders — diluted	$1,811	$392,384	(100%	)

Additional expense from the adoption of SFAS No. 123(R) in the first quarters of fiscal 2006 decreased net income by approximately $13.7 million.  Net income was favorably impacted in the first quarter of fiscal 2006 by approximately $1.1 million due to foreign exchange rate fluctuations.

Net income available to common stockholders — basic for the first quarter of fiscal 2006 and fiscal 2005 differs from net income due to the deduction of Series B Preferred Stock dividends and earnings allocated to the holders of Series B Preferred Stock, which are required to be deducted from net income to arrive at net income available to common stockholders — basic.

Net income available to common stockholders — diluted for the first quarter of fiscal 2005 differs from net income available to common stockholders — basic for the same quarter of fiscal 2005 due to the interest expense and amortization of issuance costs attributable to the Debentures that are added back to net income. In computing the diluted net income per share for the first quarter of fiscal 2005, it is assumed the Debentures are converted into common stock at the beginning of the period, and we would therefore not incur interest expense or amortization costs related to the Debentures.

Liquidity and Capital Resources

(dollars in thousands)	January 31, 2006	October 31, 2005	Change
Cash, cash equivalents and short-term investments	$1,685,590	$1,654,904	2%
Percent of total assets	63%	60%

An overview of the significant cash flow activities for the three months ended January 31, 2006 and January 31, 2005 is as follows:

	Three Months Ended
(in thousands)	January 31, 2006	January 31, 2005
Cash provided by operating activities, including potential litigation settlement	$25,123	$451,647
Issuance of common stock, net	9,876	4,467
Purchases of property, plant and equipment	(7,603)	(5,649)
Proceeds from the sale of property, plant and equipment	—	10,421
Purchase of intangible assets	—	(15,500)
Cash paid for equity investment in OIN	(4,225)	—
Other investing activities	2,462	6,257

Cash provided by operating activities in the first three months of fiscal 2005 included the receipt of $536 million in cash, $447.6 million in cash net of legal fees, in connection with the Microsoft settlement (included in cash provided by operating activities).

As of January 31, 2006, we had cash, cash equivalents and other short-term investments of approximately $350.2 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers, and consists primarily of investment grade securities. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, both of which are subject to market risk. Approximately $6.7 million of our short-term investments are designated for deferred compensation payments, which are paid out as requested by the plan participants. Our short-term investment portfolio includes gross unrealized gains and losses of $0.8 million and $7.1 million, respectively, as of January 31, 2006. We monitor our investments and record losses when a decline in the investment’s market value is determined to be other than temporary.

Our $25.0 million bank line of credit, which is used for letter of credit purposes, expires on April 1, 2006. We are currently in the process of renewing the line of credit for an additional one-year term.   At January 31, 2006, we had corporate aviation assets with a net book value of approximately $18.8 million classified as held for sale. We anticipate selling these assets during fiscal 2006 for at least book value.

We invested excess cash in long-term investments through the Novell Venture account and directly in equity securities in privately-held companies. Investments made through the Novell Venture account are generally in funds managed by venture capitalists for the promotion of our business and strategic objectives. As of January 31, 2006, we had a carrying value of $52.7 million related to investments in various venture capital funds and had commitments to contribute an additional $19.2 million to these funds, of which we estimate approximately $13.6 million could be contributed during the remainder of fiscal 2006, approximately $4.9 million in fiscal 2007, and approximately $0.7 million thereafter as requested by the fund managers. We intend to fund these investments with cash from operations and cash on hand.

Our $20.0 million, 20% ownership interest in OIN consisted of patents with a fair value of $15.8 million, including $0.3 million of prepaid acquisition costs, and cash of $4.2 million.  At the time of the contribution, the patents had a book value of $14.4 million, including $0.3 million of prepaid acquisition costs.  According to the terms of the LLC agreement, we could be required to make future cash contributions which, if required, we would fund with cash from operations and cash on hand.

As of January 31, 2006, we have various operating leases related to our facilities. These leases have minimum annual lease commitments of $23.3 million for the remainder of fiscal 2006, $25.7 million in fiscal 2007, $22.7 million in fiscal 2008, $14.8 million in fiscal 2009, $9.2 million in fiscal 2010, and $36.5 million thereafter. Furthermore, we have $23.3 million of minimum rentals to be received in the future from subleases.

On July 2, 2004, we issued and sold $600.0 million aggregate principal amount of our Debentures due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year until maturity, commencing January 15, 2005. We paid $1.5 million in interest during the first three months of fiscal 2006.

As of January 31, 2006, we also have 187 shares of Series B Preferred Stock outstanding with a carrying value of $9.4 million. The Series B Preferred Stock is redeemable at our option and by the holder under certain change in control circumstances.

On September 22, 2005, our board of directors approved a share repurchase program for up to $200.0 million of our common stock through September 21, 2006.  As of January 31, 2006, no shares of common stock had been repurchased under this program.

There have been no significant changes to our contractual obligations as disclosed in our fiscal 2005 Form 10-K.

Our principal sources of liquidity continue to be from operations, cash on hand, and short-term investments. At January 31, 2006, our principal unused sources of liquidity consisted of cash and cash equivalents of $845.1 million and short-term investments in the amount of $840.5 million. During the first three months of fiscal 2006, we generated $25.1 million of cash flow from operations. Our specific liquidity needs for the next twelve months are principally for financing of fixed assets, commitments to our venture capital funds and product development.  Our general liquidity needs relate to our need to maintain flexibility in a dynamic and competitive operating environment, including the ability to pursue potential acquisition and investment opportunities. We expect our liquidity needs beyond the next twelve months would include those mentioned previously as well as to the possible redemption of our Debentures, which the holders can first require us to repurchase on July 15, 2009.

We anticipate generating positive cash flows from operations in addition to investment income in fiscal 2006 sufficient to fund operations. We anticipate being able to fund our current operations, future potential acquisitions, any further integration, restructuring or additional merger-related costs, and planned capital expenditures for the next twelve months with existing cash and short-term investments together with cash generated from operations and investment income. We believe that borrowings under our credit facilities or offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and would be dependent on market conditions at such time. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of our foreign currency exchange risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at January 31, 2006.

Interest Rate Risk

The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our strategy is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximately $5.0 million decrease (less than 0.5%) in the fair value of our available-for-sale securities.

Market Risk

We also hold available-for-sale equity securities in our short-term investment portfolio. As of January 31, 2006, gross unrealized gains, before tax effect on the short-term public equity securities totaled $0.7 million. A reduction in prices of 10% of these short-term equity securities would result in an approximately $0.7 million decrease (less than 0.5%) in the fair value of our short-term investments.

In addition, we invest in equity securities issued by privately-held companies that are included in our long-term portfolio of investments, primarily for the promotion of business and strategic objectives. These investments are generally in thinly capitalized companies in the high-technology industry sector or venture capital funds. Because of the nature of these investments, we are exposed to equity price risks. We typically do not attempt to reduce or eliminate our market exposure on these securities. A 10% adverse change in equity prices of long-term equity securities would result in an approximate $5.4 million decrease in the fair value of our long-term securities.

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

All of the potential changes noted above are based on sensitivity analyses performed on our financial position at January 31, 2006. Actual results may differ materially.

Item 4. Controls and Procedures

(a)                   Evaluation of Disclosure Controls and Procedures

Novell’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Novell’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Novell’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by Novell in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to Novell’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

(b)                  Change in Internal Control over Financial Reporting

No change in Novell’s internal control over financial reporting occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Novell, Inc. (Registrant)

Date: March 10, 2006	By:	/s/ JOSEPH S. TIBBETTS, JR.
Joseph S. Tibbetts, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)