Form 10-Q
period 2006-04-30
NOVELL INC
filed 2006-06-08
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2006

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

NA

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 31, 2006 there were 339,011,438 shares of the registrant’s common stock outstanding.

NOVELL, INC.

Part I. Financial Information

Item 1. Financial Statements

NOVELL, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	April 30, 2006	October 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$542,074	$811,238
Short-term investments	796,967	843,666
Receivables (net of allowances of $12,054 and $16,638 at April 30, 2006 and October 31, 2005, respectively)	219,242	293,627
Prepaid expenses	36,047	30,777
Other current assets	31,234	29,745
Total current assets	1,625,564	2,009,053
Property, plant and equipment, net	204,274	212,377
Long-term investments	56,856	54,340
Goodwill	454,163	395,509
Intangible assets, net	47,484	56,421
Deferred income taxes	1,582	1,384
Other assets	32,677	32,774
Total assets	$2,422,600	$2,761,858

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,713	$45,445
Accrued compensation	105,146	113,760
Other accrued liabilities	80,022	131,105
Income taxes payable	57,829	56,869
Deferred revenue	345,768	405,751
Total current liabilities	635,478	752,930
Deferred income taxes	4,066	4,537
Senior convertible debentures	600,000	600,000
Total liabilities	1,239,544	1,357,467
Minority interests	2,974	8,555
Redeemable securities:
Series B Preferred Stock, $.10 par value, Authorized — 1,000 shares; Issued — 1,000 shares; Outstanding — 187 shares at April 30, 2006 and October 31, 2005 (at redemption value)	9,350	9,350
Stockholders’ equity:
Series A Preferred Stock, $.10 par value, Authorized — 499,000 shares; no shares issued	—	—
Common stock, par value $.10 per share, Authorized — 600,000,000 shares; Issued — 370,214,569 and 400,993,898 shares; Outstanding — 355,043,195 and 385,820,699 shares at April 30, 2006 and October 31, 2005, respectively	37,021	40,099
Additional paid-in capital	351,878	483,157
Treasury stock, at cost — 15,171,374 and 15,173,199 shares at April 30, 2006 and October 31, 2005, respectively	(124,860)	(124,875)
Retained earnings	897,571	984,107
Accumulated other comprehensive income	9,122	7,444
Unearned stock compensation	—	(3,446)
Total stockholders’ equity	1,170,732	1,386,486
Total liabilities, redeemable securities, and stockholders’ equity	$2,422,600	$2,761,858

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three Months Ended
	April 30, 2006	April 30, 2005
	(unaudited)
Net revenue:
Software licenses	$40,063	$45,768
Maintenance and services	238,253	251,283
Total net revenue	278,316	297,051

Cost of revenue:
Software licenses	4,041	4,863
Maintenance and services	100,408	112,478
Total cost of revenue	104,449	117,341
Gross profit	173,867	179,710

Operating expense (income):
Sales and marketing	96,003	98,479
Product development	48,328	51,652
General and administrative	33,377	30,140
Restructuring expenses	—	5,361
Purchased in-process research and development	2,110	480
Gain on sale of property, plant and equipment	(2,190)	—
Gain on legal settlement	(1,225)	—
Total operating expense	176,403	186,112
Loss from operations	(2,536)	(6,402)

Other income (expense):
Investment income	15,816	10,240
Impairment of investments	(226)	(917)
Interest expense and other, net	(2,213)	(1,868)
Total other income	13,377	7,455
Income before income taxes	10,841	1,053
Income tax expense	7,499	16,680
Net income (loss)	$3,342	$(15,627)
Net income (loss) available to common stockholders — basic	$3,282	$(15,752)
Net income (loss) available to common stockholders — diluted	$3,178	$(15,752)

Weighted-average shares outstanding — basic	378,403	378,219
Weighted-average shares outstanding — diluted	385,320	378,219

Net income (loss) per share available to common stockholders — basic and diluted	$0.01	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Six Months Ended
	April 30, 2006	April 30, 2005
	(unaudited)
Net revenue:
Software licenses	$82,165	$90,064
Maintenance and services	470,559	497,115
Total net revenue	552,724	587,179

Cost of revenue:
Software licenses	8,337	9,495
Maintenance and services	197,374	219,897
Total cost of revenue	205,711	229,392
Gross profit	347,013	357,787

Operating expense (income):
Sales and marketing	189,212	192,488
Product development	93,389	100,645
General and administrative	68,831	58,380
Restructuring expenses (benefit)	(1,064)	11,780
Purchased in-process research and development	2,110	480
Gain on sale of property, plant and equipment	(2,190)	(1,589)
Gain on legal settlement	(1,225)	(447,560)
Total operating expense (income)	349,063	(85,376)
Income (loss) from operations	(2,050)	443,163

Other income (expense):
Investment income	30,805	19,693
Impairment of investments	(623)	(1,930)
Interest expense and other, net	(4,103)	(5,273)
Total other income	26,079	12,490
Income before income taxes	24,029	455,653
Income tax expense	18,822	76,119
Net income	$5,207	$379,534
Net income available to common stockholders — basic	$5,093	$375,310
Net income available to common stockholders — diluted	$5,021	$378,296

Weighted-average shares outstanding — basic	382,095	377,738
Weighted-average shares outstanding — diluted	389,657	434,962

Net income per share available to common stockholders — basic	$0.01	$0.99
Net income per share available to common stockholders — diluted	$0.01	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six Months Ended
	April 30, 2006	April 30, 2005
	(unaudited)
Cash flows from operating activities
Net income	$5,207	$379,534
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	21,425	1,411
Tax effects of stock-based compensation plans	5,286	13,260
Excess tax benefits from stock-based compensation	(5,286)	—
Depreciation and amortization	22,378	29,790
Decrease in accounts receivable allowances	(4,903)	(5,789)
Utilization of previously reserved acquired net operating losses	3,520	29,600
Gain on sale of property, plant and equipment	(2,190)	(1,589)
Impairment of long-term investments, net of gains	498	1,930
Purchased in-process research and development	2,110	480
Changes in current assets and liabilities, excluding the effect of acquisitions:
Receivables	81,683	66,815
Prepaid expenses	(5,195)	(5,298)
Other current assets	(1,326)	(264)
Deferred income taxes	(198)	(401)
Accounts payable	268	(8,184)
Accrued liabilities	(60,747)	(21,208)
Deferred revenue	(61,353)	(53,424)
Net cash provided by operating activities	1,177	426,663
Cash flows from financing activities
Issuance of common stock, net	18,082	12,979
Excess tax benefits from stock-based compensation	5,286	—
Payment of cash dividends on Series B Preferred Stock	(47)	(250)
Repurchases of common stock — retired	(267,479)	—
Net cash (used in) provided by financing activities	(244,158)	12,729
Cash flows from investing activities
Purchases of property, plant and equipment	(14,554)	(11,684)
Proceeds from the sale of property, plant and equipment	7,258	10,421
Purchases of short-term investments	(327,575)	(596,085)
Maturities of short-term investments	84,809	191,049
Sales of short-term investments	289,024	567,411
Cash paid for acquisition of e-Security, net of cash acquired	(71,550)	—
Cash paid for acquisition of Tally Systems and Immunix, net of cash acquired	—	(33,829)
Cash paid for equity investment in Open Invention Network, LLC	(4,225)	—
Purchase of intangible assets	—	(15,500)
Purchases of long-term investments	(7,129)	(6,070)
Proceeds from the sales of and distributions from long-term investments	4,115	3,052
Proceeds from repayment of note receivable	9,092	—
Other	4,552	4,318
Net cash (used in) provided by investing activities	(26,183)	113,083
Total (decrease) increase in cash and cash equivalents	(269,164)	552,475
Cash and cash equivalents — beginning of period	811,238	434,404
Cash and cash equivalents — end of period	$542,074	$986,879

Supplemental disclosure of non-cash activities:
Contribution of patents to Open Invention Network, LLC	$14,383	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2006

A. Quarterly Financial Statements

The interim consolidated financial statements as of April 30, 2006 and for the three and six months ended April 30, 2006 and 2005 were prepared by Novell, Inc. (“Novell”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2005. The accompanying financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of the financial condition and results of operations of Novell as of and for the interim periods presented. The interim operating results are not necessarily indicative of the results for a full year.

Reclassifications

Certain amounts reported in prior years have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on net income and net income per share available to common stockholders.

B.  Significant Accounting Policies

Share-based Payments

On November 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in the results of operations.  Prior to our adoption of SFAS No. 123(R), as permitted by SFAS No. 123, we accounted for share-based payments to employees using the Accounting Principles Board Opinion  No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” intrinsic value method and, therefore, we generally recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options.  SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. We chose to use the modified prospective transition methodology, and accordingly, we have not restated the results of prior periods.

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

We issue performance-based equity awards, typically to certain senior executives, which vest upon the achievement of certain financial performance goals, including revenue and income targets.    Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results.  The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate.  The cumulative impact of any revision is reflected in the period of change.  If the financial performance goals are not met, the award does not vest, so no compensation cost is recognized and any previously recognized compensation cost is reversed.

In the past, we have issued market condition equity awards, typically granted to certain senior executives, the vesting of which is accelerated or contingent upon the price of Novell common stock meeting specified pre-established stock price targets.  For awards granted prior to our adoption of SFAS No. 123(R), the fair value of each market condition award was estimated as of the grant date using the same option valuation model used for time-based options without regard to the market condition criteria.  As a result of our adoption of SFAS No. 123(R), compensation cost is recognized over the estimated requisite service period and is not reversed if the market condition target is not met.   If the pre-established stock price targets are achieved, any remaining expense on the date the target is achieved is recognized either immediately or, in situations where there is a remaining minimum time vesting period, ratably over that period.

C. Acquisitions and Equity Investments

e-Security

On April 19, 2006, we acquired 100% of the outstanding stock of e-Security, Inc. (“e-Security”), a privately held company headquartered in Vienna, Virginia.  e-Security provides security information, event management and compliance software. e-Security’s products are now part of our identity and access management sub-category. The purchase price was approximately $71.7 million in cash, plus transaction costs of $1.1 million.  e-Security’s results of operations were included in our consolidated financial statements beginning on the acquisition date.

The purchase price was allocated as follows:

	Estimated Fair Value	Estimated Useful Life
	(In thousands)
Fair value of net tangible liabilities assumed	$(670)	N/A
In-process research and development	2,110	N/A
Identifiable intangible assets:
Developed technology	6,920	3 years
Customer relationships	3,640	3 years
Trademarks/trade names	390	3 years
Goodwill	60,443	Indefinite
Total net assets acquired	$72,833

We estimated the fair values of the intangible assets as further described below. Developed technology, customer relationships, and  trademarks/trade names are being amortized over their estimated useful lives. Goodwill is not amortized but is periodically evaluated for impairment.

The net tangible liabilities of e-Security consisted mainly of accounts payable and other liabilities reduced by cash and cash equivalents, accounts receivable, and fixed assets.

In-process research and development valued in the amount of $2.1 million pertains to technology that was not technologically feasible at the date of the acquisition, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, and was not ready for initial customer testing. At the acquisition date, e-Security was working on the next two releases of its product called Sentinel, which were scheduled to be released for the third calendar quarter of 2006 and in the first calendar half of 2007. These future releases had not yet achieved technological feasibility. The in-process research and development was valued based on discounting estimated future cash flows from the related products. Completion of the development of the future upgrades of these products is dependent upon our successful integration of the e-Security products with Novell products and services. The in-process research and development does not have any alternative future use and did not otherwise qualify for capitalization. As a result, this amount was expensed upon acquisition.

Developed technology relates to e-Security products that are commercially available and can be combined with Novell products and services. Discounted expected future cash flows attributable to the products were used to determine the value of developed technology. This resulted in a valuation of approximately $6.9 million related to developed technology that had reached technological feasibility.

The valuation of customer relationships in the amount of $3.6 million, which relates primarily to customers under maintenance agreements, was determined based on discounted expected future cash flows to be received as a result of the agreements and assumptions about their renewal rates.

Goodwill from the acquisition resulted from our belief that the Sentinel products developed by e-Security are a valuable addition to our identity and access management offerings.  We believe they will help us remain competitive in the security and compliance markets and increase our identity and access management revenue. The goodwill from the e-Security acquisition was allocated among our geographic operating segments (see Note G).

If the e-Security acquisition had occurred on November 1, 2004, the unaudited pro forma results of operations for the three and six months ended April 30, 2006 and 2005 would have been:

	Three months ended		Six months ended
(amounts in thousands)	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Net revenue	$281,048	$299,455	$557,220	$591,686
Net income (loss) available to common stockholders — diluted	$1,505	$(17,250)	$30	$372,713
Net income (loss) per share available to common stockholders — diluted	$0.00	$(0.05)	$0.00	$0.86

Open Invention Network LLC

In November 2005, Open Invention Network LLC (“OIN”) was established by us, IBM, Philips, Red Hat and Sony.  OIN is a privately held company that has and will acquire patents to promote Linux and open source by offering its patents on a royalty-free basis to any company, institution or individual that agrees not to assert its patents against the Linux operating system or certain Linux-related applications.  In addition, OIN, in its discretion, will enforce its patents to the extent it believes such action will serve to further protect and promote Linux and open source.  Each party contributed capital with a fair value of $20.0 million to OIN.  We account for our 20% ownership interest using the equity method of accounting.  Our $20.0 million contribution consisted of patents with a fair value of $15.8 million, including $0.3 million of prepaid acquisition costs, and cash of $4.2 million.  At the time of the contribution, the patents had a book value of $14.4 million, including $0.3 million of prepaid acquisition costs.  The $1.4 million difference between the fair value and book value of the patents will be amortized to our investment in OIN account and equity income over the remaining estimated useful life of the patents, which is approximately nine years.  Our investment in OIN of $18.7 million is classified as other assets in the consolidated balance sheets.

Onward Novell

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

All marketable debt and equity securities that are included in cash, cash equivalents, and short-term investments are considered available-for-sale and are carried at fair value. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income in the consolidated balance sheets. Other than temporary declines in fair value are recorded in the consolidated statements of operations.  Fair values are based on quoted market prices where available. If quoted market prices are not available, we use third-party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value.

At April 30, 2006, approximately $7.0 million of our equity securities were designated for deferred compensation payments, which are paid out as requested by the participants of the plan.

At April 30, 2006, contractual maturities of our short-term investments were:

(In thousands)	Cost	Fair Market Value
Less than one year	$274,896	$273,810
Due in one to two years	279,596	275,323
Due in two to three years	134,746	132,724
Due in more than three years	106,898	105,372
No contractual maturity	8,892	9,738
Total short-term investments	$805,028	$796,967

When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in investment income in the consolidated statements of operations.  Realized gains and losses on short-term investments were as follows:

	Three months ended		Six months ended
(In thousands)	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Realized gains	$115	$100	$241	$385
Realized losses	$312	$262	$1,534	$558

We had net unrealized losses related to short-term investments of $8.1 million at April 30, 2006 compared to net unrealized losses of $7.6 million at October 31, 2005.  Our short-term investment portfolio includes gross unrealized gains and losses of $0.8 million and $8.9 million, respectively, as of April 30, 2006.  We did not record any impairment losses on short-term investments during the first six months of fiscal 2006 or fiscal 2005.

E. Property, Plant and Equipment

At April 30, 2006, we had a corporate aviation asset with a net book value of approximately $13.8 million that was classified as held for sale. We anticipate selling this asset during fiscal 2006 for at least net book value.  During the second quarter of fiscal 2006, we sold one of our corporate aviation assets with a net book value of $5.1 million for $7.3 million, net of commissions, resulting in a gain of $2.2 million.

F.  Long-Term Investments

At April 30, 2006, long-term investments primarily consisted of investments made in venture capital partnerships. Long-term investments, over which we do not have the ability to exercise significant influence, are accounted for initially at cost and written down to fair value when indicators of impairment are deemed to be other than temporary.

We routinely review our long-term investments for impairment. To assess impairment, we analyze the forecasted financial performance of the investees and our estimate of the potential for investment recovery based on the financial performance factors. During the second quarters of fiscal 2006 and 2005, we recognized impairment losses on long-term investments totaling $0.2 million and $0.9 million, respectively.  During the first six months of fiscal 2006 and 2005, we recognized impairment losses on long-term investments totaling $0.6 million and $1.9 million, respectively.

G. Goodwill and Intangible Assets

Goodwill

The following is a summary of goodwill as of the dates shown resulting from the indicated acquisitions:

(In thousands)	April 30, 2006	October 31, 2005
SUSE	$176,963	$176,963
SilverStream	111,117	112,622
e-Security	60,443	—
Ximian	33,607	33,852
Cambridge Technology Partners	24,452	25,903
Tally	16,147	16,308
Immunix	14,518	14,676
Salmon	5,867	6,146
Onward Novell	2,010	—
Other technology companies	9,039	9,039
Total goodwill	$454,163	$395,509

Goodwill is allocated to our reporting segments.  In fiscal 2006, we changed our reporting segments to Americas, EMEA, Asia Pacific, and Celerant consulting (see Note S).  Previously, Latin America was separate from North America, and Japan was separate from Asia Pacific.

Goodwill by reporting segment is as follows:

(In thousands)	Americas	EMEA	Asia Pacific	Celerant Consulting	Total
Balance as of October 31, 2005	$191,498	$150,487	$27,621	$25,903	$395,509
Onward Novell	—	—	2,010	—	2,010
e-Security	38,683	16,320	5,440	—	60,443
Adjustments	(1,054)	(1,178)	(116)	(1,451)	(3,799)
Balance as of April 30, 2006	$229,127	$165,629	$34,955	$24,452	$454,163

The adjustments to goodwill during the first six months of fiscal 2006 totaling $3.8 million included an adjustment of approximately $3.5 million, attributable to SilverStream, Celerant consulting (acquired through the acquisition of Cambridge Technology Partners), Ximian, Tally, and Immunix, related to the reversal of deferred tax asset valuation allowances attributable to acquired net operating loss carryforwards that were utilized by income generated in the first six months of fiscal 2006. Goodwill was reduced for this adjustment because a portion of it related to the valuation allowances on acquired net operating losses that were established during the allocation of the purchase price for each of these acquisitions.

Intangible Assets

The following is a summary of intangible assets:

	April 30, 2006			October 31, 2005
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Asset Lives

Developed technology	$29,770	$(18,541)	$11,229	$22,850	$(16,718)	$6,132	3-4 years
Trademarks and trade names	25,961	(45)	25,916	25,571	(20)	25,551	3 years or Indefinite
Patents	—	—	—	15,500	(1,392)	14,108	10 years
Customer/contractual relationships	23,002	(13,695)	9,307	19,362	(10,454)	8,908	1-3 years
Internal use software	5,193	(4,321)	872	5,193	(3,700)	1,493	3 years
Non-compete agreement	422	(262)	160	422	(193)	229	3 years
Total intangible assets	$84,348	$(36,864)	$47,484	$88,898	$(32,477)	$56,421

During the second quarter of fiscal 2006, we recorded $0.4 million for trademarks, $3.6 million for customer relationships, and $6.9 million for developed technology related to the acquisition of e-Security.  During the first quarter of fiscal 2006, we contributed our patent portfolio towards our 20% ownership interest in OIN.  At the time of the contribution, these patents, which we acquired for $15.5 million, had a net book value of $14.1 million.

Amortization of intangible assets for the second quarters of fiscal 2006 and 2005 was $3.0 million and $3.4 million, respectively. Amortization of intangible assets for the first six months of fiscal 2006 and 2005 was $5.8 million and $6.4 million, respectively. Amortization of intangibles is estimated to be approximately $6.9 million for the remainder of fiscal 2006, $7.9 million in fiscal 2007, $5.2 million in fiscal 2008, and $2.0 million in fiscal 2009.

H. Income Taxes

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes.  For the second quarter and first six months of fiscal 2006, we provided income taxes of $7.5 million and $18.8 million, respectively, based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items).  Due to the utilization of a significant amount of our net operating loss carryforwards during fiscal 2005, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not income tax expense.  In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of SFAS No. 123(R), we elected to follow the tax ordering laws to determine the sequence in which deductions and net operating loss carryforwards are utilized.  Accordingly, during the second quarter and first six months of fiscal 2006, a tax benefit relating to stock options of $1.2 million and $5.2 million, respectively, was credited to additional paid-in capital and a benefit of $3.0 million and $3.5 million, respectively, was credited to goodwill.

The effective tax rate differs from the federal statutory rate of 35% primarily due to the effects of stock-based compensation plans, differences between book and tax items and foreign taxes.  The effective tax rate for the second quarter of fiscal 2006 was 69% compared to the effective tax rate of 1,584% for the same period in 2005.  The effective tax rate for the first six months of fiscal 2006 was 78% compared to the effective tax rate of 17% for the same period in 2005.  The effective tax rates for the second quarter and the first six months of fiscal 2006 differ from the effective tax rates for the second quarter and the first six months of fiscal 2005 due to the use of net operating losses in the first quarter of fiscal 2005, which offset income tax expense associated primarily with the income generated from a settlement we reached with Microsoft in the first quarter of fiscal 2005.   The effective tax rate for fiscal 2006 will be higher than the rate for fiscal 2005 primarily because the fiscal 2005 rate reflected a benefit recorded to income tax expense from the use of a significant amount of our net operating loss carryforwards.

In accordance with determinations made pursuant to the applicable accounting standards, we continue to believe that it is more likely than not that our remaining U.S. net deferred tax assets will not be realized based on the weight of all available evidence. As a result, we have provided a full valuation allowance on our U.S. net deferred tax assets. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in capital.  It is reasonably possible that an adjustment to our valuation allowance will be required in the near term and the amount could be material.

We paid cash for income taxes of $6.0 million in the second quarter of fiscal 2006 and $9.5 million during the same period of fiscal 2005. We paid cash for income taxes of $10.5 million in the first six months of fiscal 2006 and $12.9 million during the same period of fiscal 2005. We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated.  The amount reflected in the consolidated balance sheet at April 30, 2006 is considered adequate based on our assessment of many factors including, results of tax audits, past experience and interpretations of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors.

 I. Line of Credit

We have a $25.0 million bank line of credit available for letter of credit purposes. At April 30, 2006, there were standby letters of credit of $15.1 million outstanding under this line, all of which are collateralized by cash. The bank line of credit expires on April 1, 2007. The bank line of credit is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. We are in compliance with all financial covenants relating to this line of credit as of April 30, 2006. In addition, at April 30, 2006, we had outstanding letters of credit of an insignificant amount at other banks.

J. Restructuring and Merger Liabilities

Restructuring Liabilities

Our restructuring activities in previous periods are disclosed in detail in our Annual Report on Form 10-K for fiscal 2005. The following table summarizes the restructuring reserve balance and activity during the first six months of fiscal 2006:

(In thousands)	Fiscal 2005 Restructurings	Fiscal 2004 Restructurings	Fiscal 2003 Restructuring	Fiscal 2002 Restructuring	Fiscal 2001 Restructurings	Total
Balance at October 31, 2005:
Workforce reductions	$28,492	$1,243	$—	$—	$—	$29,735
Excess facilities, property and equipment	6,451	1,457	3,121	3,660	327	15,016
Other restructuring-related costs	259	—	10	37	274	580
Total restructuring reserve balance	35,202	2,700	3,131	3,697	601	45,331
Adjustments:
Workforce reductions	(707)	—	—	—	—	(707)
Excess facilities, property and equipment	(61)	—	—	—	—	(61)
Other restructuring-related costs	—	—	—	(37)	(259)	(296)
Total adjustments	(768)			(37)	(259)	(1,064)
Payments:
Workforce reductions	(23,172)	(112)	—	—	—	(23,284)
Excess facilities, property and equipment	(3,266)	(806)	(747)	(803)	(310)	(5,932)
Other restructuring-related costs	(187)	—	(10)	—	(15)	(212)
Total payments	(26,625)	(918)	(757)	(803)	(325)	(29,428)
Balance at April 30, 2006:
Workforce reductions	4,613	1,131	—	—	—	5,744
Excess facilities, property and equipment	3,124	651	2,374	2,857	17	9,023
Other restructuring-related costs	72	—	—	—	—	72
Total restructuring reserve balance	$7,809	$1,782	$2,374	$2,857	$17	$14,839

Adjustments to reduce the restructuring reserves during the first six months of fiscal 2006 of $1.1 million related to changes in estimates, of which $0.4 million was related to Asia Pacific, $0.3 million was related to the Americas, $0.3 million was related to EMEA, and $0.1 million was related to Celerant consulting.

Merger Liabilities

The following table summarizes the merger liabilities balance and activity during the first six months of fiscal 2006:

(In thousands)	Balance at October 31, 2005	Additions FromAcquisitions	Payments/ adjustments	Balance at April 30, 2006
Facilities related	$17,606	$—	$(1,132)	$16,474
Employee related	169	437	(105)	501
Other	76	646	33	755
Total merger liabilities	$17,851	$1,083	$(1,204)	$17,730

Additions from acquisitions relates to merger liabilities from the acquisition of e-Security in April 2006.

As of April 30, 2006, the remaining unpaid restructuring and merger liability balances include accrued liabilities related to severance benefits which will be paid out over the remaining severance obligation period, lease costs for redundant facilities which will be paid over the respective remaining contract terms, and various employee-related severance costs which will be primarily paid over the next twelve months.

K. Senior Convertible Debentures

On July 2, 2004, we issued and sold $600.0 million aggregate principal amount of our senior convertible debentures (“Debentures”) due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year until maturity, commencing January 15, 2005. During the second quarter and first six months of fiscal 2006, we incurred interest expense of $0.8 million and $1.5 million, respectively, related to the Debentures and made cash payments for interest of $1.5 million during the first six months of fiscal 2006.

In connection with the issuance of the Debentures, we incurred $14.9 million of issuance costs, which primarily consisted of investment banker, legal and other professional fees. These costs are classified within Other Assets and are being amortized as interest expense using the effective interest method over the term from issuance through the date that the holders can first require repurchase of the Debentures (July 15, 2009). Amortization expense related to the issuance costs was $0.7 million and $1.5 million for both the second quarter and first six months of fiscal 2006 and fiscal 2005, respectively.

L. Guarantees

We have provided a guarantee to a foreign taxing authority in the amount of $2.5 million related to a foreign tax audit. It is expected that the term of the foreign tax audit guarantee will continue until the conclusion of the audit. In addition, we have provided a guarantee to a customer for the performance of one of our foreign subsidiaries on a maintenance contract in the amount of $0.4 million, and a $0.2 million guarantee to a vendor of our foreign subsidiaries to guarantee lease payments. At April 30, 2006, we had $2.5 million accrued for these guarantees. We have also provided other guarantees of insignificant amounts for various purposes.

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

It is not possible to predict the maximum potential amount of future payments under these guarantees and indemnifications, or similar agreements, due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. To date, we have not been required to make any payment under these guarantees and indemnifications. We do not record a liability for potential litigation claims related to indemnification agreements with our customers unless and until we conclude the likelihood of a material obligation is probable and estimable.

M. Commitments and Contingencies

As of April 30, 2006, we had a carrying value of $55.4 million related to long-term investments in various venture capital funds and had commitments to contribute an additional $14.5 million to these funds at times and amounts as requested by the fund managers.

N. Legal Proceedings

On November 12, 2004, we filed suit against Microsoft in the U.S. District Court, District of Utah. We are seeking treble damages under the Clayton Act, plus interest, in an amount to be determined at trial based on claims that Microsoft eliminated competition in the office productivity software market during the time that we owned the WordPerfect word-processing application and the Quattro Pro spreadsheet application. Among other claims, we allege that Microsoft withheld certain critical technical information about Windows from us, thereby impairing our ability to develop new versions of WordPerfect and other office productivity applications, and that Microsoft integrated certain technologies into Windows designed to exclude WordPerfect and other Novell applications from relevant markets. In addition, we allege that Microsoft used its monopoly power to prevent OEMs from offering WordPerfect and other applications to customers. On June 10, 2005, Microsoft’s motion to dismiss the complaint was granted in part and denied in part. On September 2, 2005, Microsoft sought appellate review of the District Court’s denial of its motion.  On January 31, 2006, the Fourth Circuit Court granted interlocutory review of Microsoft’s appeal with respect to the question of whether  Novell lacked standing to assert the antitrust claims allowed by the District Court.  As a result of Microsoft’s appeal, on February 21, 2006 Novell filed a notice of appeal of the District Court’s dismissal of Novell’s other causes of action.  Both Novell and Microsoft have filed opening briefs with the Court of Appeals, however, it is uncertain when a final decision can be expected.  While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations, or cash flows.

On January 20, 2004, the SCO Group, Inc. (“SCO”) filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. We removed the claim to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare have harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. The District Court dismissed the original complaint, but allowed SCO an opportunity to file an amended complaint, which SCO did on July 9, 2004. On June 27, 2005, our motion to dismiss SCO’s amended complaint was denied. On July 29, 2005, we filed an answer to the complaint setting forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. On February 3, 2006, SCO filed a Second Amended Complaint alleging that Novell has violated the non-competition provisions of the agreement under which we sold our Unix business to SCO, that we failed to transfer all of the Unix business, that we infringe SCO’s copyrights, and that we are engaging in unfair competition by attempting to deprive SCO of the value of the Unix technology.  SCO seeks to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and to cause us to pay actual, special and punitive damages in an amount to be proven at trial.  Novell has filed separate motions to stay SCO’s claims pending the outcome of an arbitration proceeding filed by SUSE as well as a motion for more definitive statement as to SCO’s alleged unfair competition claim.  As referenced, SUSE recently filed a demand for arbitration before the International Court of Arbitration in Zurich, Switzerland, pursuant to a “UnitedLinux Agreement” in which SCO and SUSE were parties.  The result of such arbitration may impact our U.S. litigation with SCO and for that purpose, Novell has sought to stay such litigation pending the outcome of the arbitration proceeding.  We believe that we have meritorious defenses to SCO’s claims and meritorious support for our counterclaims. Accordingly, we intend to vigorously pursue our claims while defending against the allegations in SCO’s complaint. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

On July 12, 2002, Amer Jneid and other related plaintiffs filed a complaint in the Superior Court of California, Orange County alleging claims for breach of contract, fraud in the inducement, misrepresentation, infliction of emotional distress, rescission, slander and other claims against Novell in connection with Novell’s purchase of so-called “DeFrame” technology from the plaintiffs and two affiliated corporations (TriPole Corporation and Novetrix), and employment agreements Novell entered into with the plaintiffs in connection with the purchase.  The complaint seeks unspecified damages including “punitive damages.”  The dispute (resulting in these claims) arises out of the plaintiffs’ assertion that Novell failed to properly account for license distributions which the plaintiffs claim would have entitled them to certain bonus payouts under the purchase and employment agreements.  After several preliminary motions and subsequent amendments to the complaint, Novell filed an answer and cross-complaint against the plaintiffs for breach of the purchase and employment agreements. Although certain of the plaintiffs’ claims have been dismissed, the remaining claims, including Novell’s counterclaims, are currently scheduled for trial to begin on July 17, 2006. We believe that we have meritorious defenses to plaintiffs’ claims and meritorious support for our counterclaims. Accordingly, we intend to vigorously pursue our claims while defending against the allegations in the complaint. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

In a related case, TriPole Corporation filed a complaint against Novell on March 17, 2005 seeking to recover up to $12 million in bonus “earn out” payments and for unspecified punitive damages for fraudulent inducement in connection with Novell’s purchase of the DeFrame technology.  Essentially, Tripole’s claims are very much the same as those asserted by the plaintiffs in the case noted above, relative to the claim that Novell failed to properly account for license distributions which would have otherwise entitled Tripole to certain bonus payments under the purchase agreement.  These claims have now been consolidated with the plaintiffs’ case referenced above and are also scheduled for trial to begin  on July 17, 2006.  We believe that we have meritorious defenses to TriPole’s claims and meritorious support for our counterclaims. Accordingly, we intend to vigorously pursue our claims while defending against the allegations in Tripole’s complaint. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

SilverStream, which we acquired in July 2002, and several of its former officers and directors, as well as the underwriters who handled SilverStream’s two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Act of 1933, as amended  and the Securities Exchange Act of 1934, as amended. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of the issuers, including SilverStream. A Consolidated Amended Complaint with respect to all of these companies was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the Court. While we believe that SilverStream and its former officers and directors have meritorious defenses to the claims, a tentative settlement has been reached between many of the defendants and the plaintiffs, which contemplates a settlement of the claims, including the ones against SilverStream and its former directors and officers. The settlement agreement, however, has not been finally approved by the Court. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

During the second quarter of fiscal 2006, we recorded a gain of $1.2 million related to a settlement we received from one of our insurance companies for past legal expenses that were covered under our insurance policies.

We account for legal reserves under SFAS No. 5, which requires us to accrue for losses we believe are probable and can be reasonably estimated. We evaluate the adequacy of our legal reserves based on our assessment of many factors, including our interpretations of the law and our assumptions about the future outcome of each case based on current information.  It is reasonably possible that our legal reserves could be increased or decreased in the near term based on our assessment of these factors. We are currently party to various legal proceedings and claims including former employees, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

O. Redeemable Preferred Stock

Holders of our Series B Preferred Stock are entitled to dividends of 2% of the redemption value per annum, payable quarterly in cash. Dividends on the Series B Preferred Stock during the first six months of fiscal 2006 amounted to $94,000. We paid $47,000 in dividends during the first six months of fiscal 2006.

P. Net Income Per Share Available to Common Stockholders

The following table reconciles the numerators and denominators of the net income per share calculation for the second quarters of fiscal 2006 and 2005:

	Three Months Ended
(In thousands, except per share data)	April 30, 2006	April 30, 2005
Basic net income per share computation:
Net income (loss)	$3,342	$(15,627)
Dividends on Series B Preferred Stock	(47)	(125)
Allocation of earnings to holders of Series B Preferred Stock	(13)	—
Net income (loss) attributable to common stockholders	$3,282	$(15,752)
Weighted-average common shares outstanding, excluding unvested restricted stock	378,403	378,219
Basic net income (loss) per share attributable to common stockholders	$0.01	$(0.04)
Diluted net income per share computation:
Net income (loss)	$3,342	$(15,627)
Dividends on Series B Preferred Stock	(47)	(125)
Allocation of earnings to the holders of Series B Preferred Stock	(13)	—
Minority interest in diluted net income	(104)	—
Diluted net income (loss) attributable to common stockholders	$3,178	$(15,752)
Weighted-average common shares outstanding	378,403	378,219
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	6,917	—
Total adjusted weighted-average common shares	385,320	378,219
Diluted net income (loss) per share attributable to common stockholders	$0.01	$(0.04)

The 1.5 million shares of common stock attributable to the assumed conversion of outstanding Series B Preferred Stock and the 52.0 million shares attributable to the assumed conversion of outstanding Debentures were not included in the calculation of diluted net income per share in the second quarters of fiscal 2006 and 2005 as their effects were antidilutive. Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out of the money”) at April 30, 2006 were also not included in the calculation of diluted net income per share as their effect would have been antidilutive. Out of the money options for the second quarters of fiscal 2006 and 2005 totaled 21,160,302 and 26,509,643, respectively.

The following table reconciles the numerators and denominators of the net income per share calculation for the first six months of fiscal 2006 and 2005:

	Six Months Ended
(In thousands, except per share data)	April 30, 2006	April 30, 2005
Basic net income per share computation:
Net income	$5,207	$379,534
Dividends on Series B Preferred Stock	(94)	(250)
Allocation of earnings to holders of Series B Preferred Stock	(20)	(3,974)
Net income attributable to common stockholders	$5,093	$375,310
Weighted-average common shares outstanding, excluding unvested restricted stock	382,095	377,738
Basic net income per share attributable to common stockholders	$0.01	$0.99
Diluted net income per share computation:
Net income	$5,207	$379,534
Dividends on Series B Preferred Stock	(94)	(250)
Allocation of earnings to the holders of Series B Preferred Stock	(20)	(3,974)
Interest expense on the Debentures	—	1,500
Amortization of debt issuance costs	—	1,486
Minority interest in diluted net income	(72)	—
Diluted net income attributable to common stockholders	$5,021	$378,296
Weighted-average common shares outstanding	382,095	377,738
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	7,562	5,150
Incremental shares attributable to the assumed conversion of the Debentures	—	52,074
Total adjusted weighted-average common shares	389,657	434,962
Diluted net income per share attributable to common stockholders	$0.01	$0.87

The 1.5 million shares of common stock attributable to the assumed conversion of outstanding Series B Preferred Stock and the 52.0 million shares attributable to the assumed conversion of outstanding Debentures were not included in the calculation of diluted net income per share in the first six months of fiscal 2006 as their effects were antidilutive. Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out of the money”) at April 30, 2006 were also not included in the calculation of diluted net income per share as their effect would have been antidilutive. Out of the money options as of April 30, 2006 and 2005 totaled 21,413,161 and 25,253,010, respectively.

Q. Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Net income (loss)	$3,342	$(15,627)	$5,207	$379,534
Change in net unrealized loss on investments	(1,711)	(1,615)	(441)	(3,826)
Change in pension liability	106	425	212	390
Change in cumulative translation adjustments	1,266	1,631	1,907	8,487
Comprehensive income (loss)	$3,003	$(15,186)	$6,885	$384,585

Our accumulated other comprehensive income is comprised of the following:

	April 30, 2006	October 31, 2005
	(In thousands)
Net unrealized loss on investments	$(8,061)	$(7,620)
Minimum pension liability	(421)	(633)
Cumulative translation adjustment	17,604	15,697
Total accumulated other comprehensive income	$9,122	$7,444

R. Stock-Based Compensation

As discussed in footnote B, we adopted SFAS No. 123(R) on November 1, 2005.  Prior to fiscal 2006, we accounted for stock based compensation under APB 25.  The adoption of SFAS No. 123(R) had a significant impact on our results of operations.   Our consolidated statement of operations for the second quarter and first six months of fiscal 2006 and 2005 includes the following stock-based compensation expense:

(In thousands)	Three months ended April 30, 2006	Three months ended April 30, 2005	Six months ended April 30, 2006	Six months ended April 30, 2005
Cost of revenue	$923	$1	$1,985	$2
Sales and marketing	3,044	224	6,576	358
Product development	1,750	329	4,387	653
General and administrative	2,013	398	8,477	398
Operating income	7,730	952	21,425	1,411
Tax benefit	—	—	—	—
Net income	$7,730	$952	$21,425	$1,411

Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.70 years was $74.6 million at April 30, 2006.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This requirement reduced our net operating cash flows and increased our net financing cash flows by $5.3 million during the first six months of fiscal 2006.  Our deferred compensation cost at October 31, 2005 of $3.4 million, which was accounted for under APB 25, was reclassified into additional paid-in capital as required under SFAS No. 123(R).  The cumulative effect related to outstanding restricted stock awards as of October 31, 2005, which are not expected to vest based on an estimate of forfeitures, was not material.

If we had not adopted SFAS 123(R) on November 1, 2005, our net income before income taxes, diluted net income attributable to common stockholders and our diluted net income per share attributable to common stockholders would have been the following pro forma amounts:

(In thousands)	Three months ended April 30, 2006	Six months ended April 30, 2006
Income before income taxes	$16,205	$42,002
Diluted net income attributable to common stockholders	$8,521	$25,910
Diluted net income per share attributable to common stockholders	$0.02	$0.06

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

Time-Based Stock Awards

Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the second quarter and first six months ended April 30, 2006 are shown below:

	Three months ended April 30, 2006	Six months ended April 30, 2006
Expected volatility	50%	50%
Expected dividends	0%	0%
Expected term	4 years	4 years
Risk-free interest rate	4.6 – 4.8%	4.3 – 4.8%

The expected volatility rate was estimated based on equal weighting of the historical volatility of Novell common stock over a four year period and the implied volatilities of Novell common stock.  The expected term was estimated based on our historical experience of exercise, cancellation, and expiration patterns.  The risk-free interest rates are based on four year U.S. Treasury STRIPS.

The pre-vesting forfeiture rate used for the six months ended April 30, 2006 was 10%, which was based on historical rates and forward-looking factors.  As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience.

A summary of the time-based stock awards, which includes stock options and restricted stock units, as of April 30, 2006, and changes during the six months then ended, is as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (000s)
Stock Awards
Outstanding at November 1, 2005	47,042	$6.68
Granted
Price equal to fair market value	1,667	$8.38
Price less than fair market value	3,994	$0.00
Exercised	(3,996)	$4.39
Forfeited or expired	(2,731)	$8.56
Outstanding at April 30, 2006	45,976	$6.25	4.76	$122,691
Exercisable at April 30, 2006	30,404	$6.82	4.28	$65,805

The weighted-average grant-date fair value of time-based stock awards granted during the second quarter and  first six months ended April 30, 2006 was $6.68 and $6.07, respectively.  The total intrinsic value of stock options exercised during the second quarter and first six months ended April 30, 2006 was $5.1 million and $16.3 million, respectively. As of April 30, 2006, there was $66.6 million of unrecognized compensation cost related to time-based stock awards.  That cost is expected to be recognized over a weighted-average period of 2.73 years.

A summary of time-based unvested restricted stock as of April 30, 2006, and changes during the six months then ended, is as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested Restricted Stock
Unvested at November 1, 2005	984	$4.85
Granted	275	8.33
Vested	(100)	3.64
Forfeited	(20)	7.33
Unvested at April 30, 2006	1,139	$5.77

As of April 30, 2006, there was $3.7 million of unrecognized compensation cost related to unvested restricted stock.  That cost is expected to be recognized over a weighted-average period of one and a half years.  The total fair value of time-based restricted stock that vested during the six months ended April 30, 2006 was $702,000.

Performance-Based and Market-Condition Awards

We have issued performance-based equity awards to certain senior executives.  These awards have the potential to vest over one to four years upon the achievement of certain Novell-specific financial performance goals, specifically related to the achievement of budgeted revenue and operating income targets in each fiscal year.  The performance-based options were granted at an exercise price equal to the fair market value of Novell common stock on the date the option was legally granted and have a contractual life ranging from two to eight years.

We have issued market-condition equity awards to certain senior executives the vesting of which is accelerated or contingent upon the price of Novell common stock meeting certain pre-established stock price targets.  Certain of these awards will vest on the sixth anniversary of the grant date if the market-condition was not previously achieved.  The market-condition options are generally granted at an exercise price equal to the fair market value of Novell common stock on the date of the grant and have a contractual life of eight years.   No market-condition awards were granted during the six months ended April 30, 2006.

The fair value of each performance-based and market-condition option was estimated on the grant date using the Black-Scholes option valuation model without consideration of the performance measures or market conditions.  The inputs for expected volatility, expected term, expected dividends, and risk-free interest rate used in estimating the fair value of performance-based awards in the six months ended April 30, 2006, are the same as those noted above under time-based stock awards.

A summary of the performance-based and market-condition awards as of April 30, 2006, and changes during the six months then ended, is as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Stock Awards
Outstanding at November 1, 2005	2,413	$7.49
Granted	535	$8.29
Exercised	(85)	$6.35
Forfeited or expired	(115)	$8.66
Outstanding at April 30, 2006	2,748	$7.72	6.45	$2,892
Exercisable at April 30, 2006	1,295	$6.54	6.62	$2,433

The weighted-average grant-date fair value of options granted during the second quarter and first six months ended April 30, 2006 was $4.46.  As of April 30, 2006, there was $3.2 million of unrecognized compensation cost related to performance-based and market-condition awards.  That cost is expected to be recognized over a weighted-average period of 2.7 years.

A status of the unvested, performance-based and market-condition restricted stock as April 30, 2006, and changes during the six months then ended, is as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Unvested Restricted Stock
Unvested at November 1, 2005	125	$7.42
Granted	87	$9.22
Vested	(25)	$7.35
Forfeited	(7)	$9.22
Unvested at April 30, 2006	180	$8.96

As of April 30, 2006, there was $1.0 million of unrecognized compensation cost related to unvested, performance-based and market-condition restricted stock.  That cost is expected to be recognized ratably over a one to four year period.  No performance-based restricted stock vested during the six months ended April 30, 2006.  The total fair value of market-condition restricted stock that vested during the six months ended April 30, 2006 was $227,500.

As of April 30, 2006, there were 736,618 stock awards that have been legally granted but have not yet been valued because all of the conditions necessary to establish the grant date for SFAS No. 123(R) purposes have not yet occurred.  The grant date of these stock awards will not occur until budgets are approved by our Board of Directors for the respective years specified in the performance targets.

Celerant Stock Awards

During the first six months of fiscal 2006, Celerant granted 135,700 time-based stock awards with the following terms:  one-third of the options vest each year and the options are exercisable after five years from the date of grant, unless the employee leaves Celerant, in which case the vested options are subject to an earlier exercise date.  Upon adoption of SFAS No. 123(R), we applied a forfeiture rate of 16% to the Celerant option expense, which was based on historical rates.    As of April 30, 2006, there were 2.6 million time-based options outstanding for Celerant stock, of which 1.8 million were exercisable, and 1.7 million performance-based options outstanding for Celerant stock, of which 0.2 million were exercisable.  The performance-based options vest upon meeting specified financial performance goals or five years from the date of grant, if the performance criteria are not met.

Second Quarter and First Six Months of Fiscal 2005

For the second quarter and first six months ended April 30, 2005, had we accounted for all employee stock-based compensation based on the fair value method as prescribed by SFAS No. 123, our net income and net income (loss) per share would have been the following pro forma amounts:

(in thousands, except per share data)	Three months ended April 30, 2005	Six months ended April 30, 2005
Net income (loss), as reported	$(15,627)	$379,534
Less: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(12,809)	(25,219)
Add: total stock-based compensation expense recorded in the statement of operations under APB 25	952	1,411
Pro forma net income (loss)	$(27,484)	$355,726
Net income (loss) per share available to common stockholders:
As reported basic	$(0.04)	$0.99
Pro forma basic	$(0.07)	$0.93
As reported diluted	$(0.04)	$0.87
Pro forma diluted	$(0.07)	$0.81

For the purpose of the above table, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the second quarter and first six months of fiscal 2005: a risk-free interest rate of approximately 4.01% and 3.90%; a dividend yield of 0% in both periods; a weighted-average expected life of 3.97 years and 4.47 years; and a volatility rate of 0.49 and 0.57, respectively. The expected volatility was estimated using the historical volatility over a period of five years.  The weighted-average fair value of options granted in the second quarter and first six months of fiscal 2005 was $2.45 and $3.03.

Employee Stock Purchase Plan

Subsequent to the issuance of SFAS No. 123(R), we amended and re-introduced our Employee Stock Purchase Plan (“ESPP”).  The amended ESPP eliminated the “look back” feature of the plan and reduced the purchase discount to 5% off of the end of offering period stock price.  As a result of these amendments, our ESPP is considered non-compensatory under SFAS No. 123(R) and, accordingly, no compensation expense has been recorded for issuances under the ESPP.

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

All geographic segments sell our software and services. These offerings are sold in the United States directly and through original equipment manufacturers, resellers, and distributor channels, and internationally directly and through original equipment manufacturers and distributors who sell to dealers and end users. Operating results by segment are as follows:

	Three Months Ended
	April 30, 2006		April 30, 2005
(in thousands)	Net revenue	Operating income (loss)	Net revenue	Operating income (loss)
Americas	$129,344	$62,988	$130,565	$64,744
EMEA	86,580	26,448	99,044	24,410
Asia Pacific	22,802	5,774	23,535	5,554
Common unallocated operating (costs) income	—	(92,887)	—	(104,449)
Stock-based compensation expenses	—	(7,662)	—	(952)
Total geographic segments	238,726	(5,339)	253,144	(10,693)
Celerant consulting	39,590	2,871	43,907	4,291
Stock-based compensation expenses	—	(68)	—	—
Total Celerant consulting	39,590	2,803	43,907	4,291
Total per statements of operations	$278,316	$(2,536)	$297,051	$(6,402)

	Six Months Ended
	April 30, 2006		April 30, 2005
(in thousands)	Net revenue	Operating income (loss)	Net revenue	Operating income (loss)
Americas	$263,121	$131,509	$259,548	$131,620
EMEA	175,416	56,666	194,595	45,606
Asia Pacific	42,483	8,095	45,080	10,418
Common unallocated operating (costs) income	—	(179,178)	—	249,533
Stock-based compensation expenses	—	(21,164)	—	(1,411)
Total geographic segments	481,020	(4,072)	499,223	435,766
Celerant consulting	71,704	2,283	87,956	7,397
Stock-based compensation expenses	—	(261)	—	—
Total Celerant consulting	71,704	2,022	87,956	7,397
Total per statements of operations	$552,724	$(2,050)	$587,179	$443,163

Common unallocated operating (costs) income include corporate services common to all geographic segments such as corporate sales and marketing, product development, corporate general and administrative costs, corporate infrastructure costs, and litigation settlement income or expense.   For management reporting purposes, Celerant consulting does not receive an allocation for these corporate services.  In addition, common unallocated operating (costs) income in the first three months of fiscal 2005 also includes a $447.6 million net gain on settlement of potential litigation with Microsoft. Stock-based compensation expenses have not been allocated for management reporting purposes

In addition to reviewing geographic and Celerant consulting segment results, our Chief Executive Officer and chief decision makers review net revenue by solution category. These solution categories are:

•                  Systems, security, and identity management (formerly Identity-driven computing solutions).  Sub-categories include:

•                  Resource management— major products include ZENworks

•                  Identity and access management— major products include Identity Manager, Secure Login, iChain, and Sentinel

•                  Other systems, security, and identity management products — major products include eDirectory and web services

•                  Open platform solutions.  Sub-categories include:

•                  Open Enterprise Server (OES)

•                  Linux platform products — major products include SUSE LINUX Enterprise Server and Novell Linux Desktop

•                  Other open platform products — major products include SUSE LINUX Professional

•                  Workspace solutions.  Sub-categories include:

•                  NetWare and other NetWare-related — major products include NetWare and Cluster Services

•                  Collaboration — major products include GroupWise

•                  Other workspace — major products include BorderManager and Novell iFolder

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

Prior to fiscal 2006, Open platform solutions and Workspace solutions were combined in a category called Linux and platform services solutions.  Prior periods have been recast to conform to the new presentation.  Net revenue by solution category and Celerant consulting are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Resource management	$33,799	$31,329	$66,957	$61,298
Identity and access management	22,347	16,256	47,895	34,110
Other systems, security, and identity management products	5,061	5,170	9,358	10,005
Systems, security, and identity management	61,207	52,755	124,210	105,413
Open Enterprise Server	45,719	7,827	88,831	7,827
Linux platform products	10,307	8,606	20,689	17,099
Other open platform products	1,101	3,541	3,846	9,080
Open platform solutions	57,127	19,974	113,366	34,006
NetWare and other NetWare-related	11,566	60,463	29,822	129,210
Collaboration	22,830	23,656	46,507	47,996
Other workspace products	7,210	8,879	12,621	14,785
Workspace solutions	41,606	92,998	88,950	191,991
Total software licenses and maintenance	159,940	165,727	326,526	331,410
Global services and support	78,786	87,417	154,494	167,813
Total IT software and solutions	238,726	253,144	481,020	499,223
Celerant consulting	39,590	43,907	71,704	87,956
Total net revenue	$278,316	$297,051	$552,724	$587,179

For the second quarters of fiscal 2006 and 2005, revenues in the United States were $121.0 million and $127.7 million, respectively.  Revenues from customers outside the United States were $157.3 million and $169.4 million in the second quarters of fiscal 2006 and 2005, respectively.  For the second quarters of fiscal 2006 and 2005, 74% and 76%, respectively, of our revenues outside the United States were in EMEA. During the second quarter of fiscal 2006, sales to customers in the United Kingdom accounted for 11% of our net revenue. During the second quarter of fiscal 2005, sales to customers in the United Kingdom accounted for 12% of our net revenue. No single customer accounted for more than 10% of our total revenue for any period presented.

For the first six months of fiscal 2006 and 2005, revenues in the United States were $244.0 million and $250.2 million, respectively.  Revenues from customers outside the United States were $308.7 million and $337.0 million in the first six months of fiscal 2006 and 2005, respectively.  For the first six months of fiscal 2006 and 2005, 74% and 77%, respectively, of our revenues outside the United States were in EMEA. During the first six months of fiscal 2006, sales to customers in the United Kingdom accounted for 10% of our net revenue. During the first six months of fiscal 2005, sales to customers in the United Kingdom accounted for 11% of our net revenue. No single customer accounted for more than 10% of our total revenue for any period presented.

T. Derivative Instruments

A large portion of our revenue, expense, and capital purchasing activities is transacted in U.S. dollars. We do not currently hedge currency risks related to revenue or expenses denominated in foreign currencies. However, we hedge currency risks of some assets and liabilities denominated in foreign currencies to protect against reductions in value caused by changes in foreign exchange rates. We have established balance sheet and intercompany hedging programs that use one-month foreign currency forward contracts, primarily on the Euro, British Pound, and certain other European, Latin American, and Asian currencies.

We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the quarter-end, the fair value of the derivatives as of April 30, 2006 is insignificant. Gains and losses recognized during a quarter on these foreign currency contracts are recorded as other income or expense and generally offset corresponding gains and losses on the underlying hedged assets and liabilities, resulting in negligible effect to our financial statements.

U.  Share Repurchase Program

On September 22, 2005, our board of directors approved a share repurchase program for up to $200.0 million of our common stock through September 21, 2006. On April 4, 2006, our board of directors approved an amendment to the share repurchase program increasing the limit on repurchase from $200.0 million to $400.0 million and extending the program through April 3, 2007.  As of

April 30, 2006, 35.2 million shares of common stock had been repurchased and retired under this program at an average price of $7.59 per share.  The total amount paid for the repurchase of our common stock was $267.5 million.  Subsequent to April 30, 2006, we completed the share repurchase program by purchasing 16.3 million additional shares at a total cost of $132.5 million.

V.   Subsequent Events

On May 24, 2006, we sold our shares in Celerant consulting to a group comprised of Celerant management and Caledonia Investments plc for $77.0 million in cash.  There will be no further shareholding or operational relationship between us and Celerant going forward.  The sale of Celerant consulting does not have an impact on our IT consulting business.  We anticipate recording a gain, for book purposes, of approximately $12.0 to $14.0 million on the sale of Celerant.  We will begin classifying Celerant’s results of operations and cash flows as discontinued operations in our consolidated statement of operations beginning in our third quarter of fiscal 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and other parts of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expects,” “plans,” “anticipates,” “believe,” “estimates,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by law, or undertaking to update or revise forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, some of which may be similar to those of other companies of similar size in our industry, including pre-tax losses, rapid technological changes, competition, limited number of suppliers, customer concentration, failure to successfully integrate acquisitions, adverse government regulations, failure to manage international activities, and loss of key individuals. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for fiscal 2005 filed with the Securities and Exchange Commission on January 10, 2006.

Introduction

Novell designs, develops, maintains, implements, and supports proprietary and open source software for use in business solutions. With approximately 5,300 employees globally (approximately 4,800 without Celerant), we help our worldwide customers manage, simplify, secure and integrate their technology environments by leveraging best-of-breed, open source and open standards-based software. With over 20 years of experience, our employees, partners and support centers around the world help customers gain control over their information technology (“IT”) operating environments while reducing the cost, complexity, and vulnerabilities of those environments. We provide security and identity management, resource management, desktop, workgroup, and data center solutions on several operating systems, including Linux, NetWare(R), Windows, and Unix. All of our solutions are supported by our global services and support, including consulting, training and technical support services.

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

Our open platform solutions category is comprised of our offerings based on Linux, Open Enterprise Sever (“OES”) and other related products. These solutions provide the foundation for value added network and workspace computing solutions deployed on both servers and desktops. OES consists of enterprise-ready, scalable networking and collaboration services — including file, print, messaging, scheduling and directory-based management modules that allow customers to manage their computing environment from a single, central console deployed on either of our major operating systems platforms.

A major focus of our open platform solutions is to embrace and promote open source computing. Open source is a term used to describe software source code that generally allows free use, modification, and distribution of source code, subject to certain conditions. Open source software is generally built by a community of developers, many of whom are unaffiliated with each other. Corporations also fund open source projects or contribute code into open source to further assist the development efforts. We believe that a major shift toward the use of open source software is underway as companies are more critically evaluating the cost effectiveness of their information technology investments, seeing value in having access to the source code, and looking for ways to avoid vendor lock-in.

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

Our workspace solutions category is comprised of proprietary software products that provide customers with powerful solutions that are designed to operate within existing heterogeneous computing environments as well as to provide tools and strategies to allow easy migration between platforms to fit better with our customers’ technology plans.  Our primary server product in this solution category is NetWare.  Our workspace solutions category also includes our GroupWise and collaboration technologies, Cluster Services, and BorderManager.

Global services and support.  We provide worldwide IT consulting, training and technical support services to address our customers’ needs. Our worldwide IT consulting practice provides the business knowledge and technical expertise our customers need to implement and achieve maximum benefit from our products and solutions. We also offer open source and identity-driven services that are focused on aiding our clients in rapidly integrating applications or migrating existing platforms to Linux.

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

Celerant consulting.  Celerant, a majority-owned subsidiary of Novell, provides value-based, operational strategy and implementation consulting services to a wide variety of customers mainly in Europe and the United States. Celerant specializes in improving the value derived from existing business processes by accelerating time to value and eliminating non-value creating activities.  On May 24, 2006, we sold our shares in Celerant consulting to a group comprised of Celerant management and Caledonia Investments plc for $77.0 million in cash.

Overview

With respect to the U.S. economy, spending continues to improve in many of the areas of IT that we target such as security, regulatory compliance and server/function consolidation. We believe that strategic IT security projects put on hold in previous years are now being approved. Overall, increased IT funding is helping to attract new Linux and identity management business, which is driven by an increased focus on gaining efficiencies and lowering expenses.   Sales cycles of our products and services are still relatively long, with customers frequently requiring a product pilot before a larger purchase will occur.

Internationally, following a period of sluggish growth, the European area of our EMEA segment is showing signs of recovery, particularly in the government sector.  However, market spending is still below our expectations with long sales cycles and a clear focus on IT cost savings. Consolidation of platforms and security remain high priority items for our customers. Our EMEA segment remains a focus for our management and we expect to face continued financial challenges in that region. The economy in Asia Pacific, including Japan, is mixed as some regions continue to struggle with core economic issues and others are growing at or above global rates.

We continued to make progress on our key initiatives this quarter.

•     One of our most important initiatives is to increase revenue from our Linux and open source product offerings.  Revenues from our Linux platform products increased 20% during the second quarter of fiscal 2006 over the same period in the prior year. This quarter we announced our next-generation platform for the open enterprise, SUSE Linux Enterprise 10.  With enhanced performance, scalability, security and usability, SUSE Linux Enterprise 10 is the basis for all of Novell’s next-generation enterprise Linux offerings, including SUSE Linux Enterprise Server and the recently announced SUSE Linux Enterprise Desktop. SUSE Linux Enterprise Desktop and Server offerings are scheduled to be available in the second half of calendar 2006.  We also introduced the first workgroup suite for the open enterprise, the Novell Open Workgroup Suite, which includes server and desktop components with robust management tools, e-mail, collaboration and the most advanced open source office products in the market.  Strengthening our position as a leader in driving open source software adoption, we announced a near doubling in the size of our Market Start program in the second fiscal quarter.  Launched in 2005 to accelerate open source adoption worldwide, Market Start gives enterprise open source companies access to Novell’s global sales and marketing channels to bring their solutions to the marketplace.

•     We continued to grow our positions in the resource management and identity markets by offering the most comprehensive products that address customer problems in the areas of security, compliance, risk mitigation and systems management. Our unique role-based, policy-driven approach has been well received, and we continue to experience strong growth in our identity and access management category, with large enterprise deals driving license growth.  To further expand our lead in this market, we entered the security management market via the acquisition of e-Security in the second quarter of fiscal 2006.  e-Security is a leader in compliance monitoring and reporting capabilities, producing the enterprise-class security information and event management product Sentinel 5.  We expect revenue growth and strong performance in our systems, security and identity management areas throughout the remainder of fiscal 2006.

•     We continued efforts to stabilize the decline of our revenue from traditional products, such as NetWare. Our traditional revenue base is an important source of cash flow and a potential opportunity for us to sell more products and services. Novell recognizes the need to continue supporting its loyal NetWare customers, and during our second fiscal quarter we reiterated our commitment to NetWare by reminding customers that Novell can and will support NetWare 6.5 for as long as customers choose to run it.  With the release of our OES product in March 2005, we have taken steps to help maintain that installed base and address revenue declines of these products. Nevertheless, our combined NetWare and OES business declined 16% during the second quarter of fiscal 2006 compared to the same period in the prior year.  We continue to work with our customers to help them migrate from NetWare and other platforms of our competitors to OES using tools, training and education emphasizing the return on investment of upgrading to Linux versus proprietary platforms.

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

On May 24, 2006, we completed the sale of our majority-owned management consultancy subsidiary, Celerant, for $77.0 million in cash to a group comprised of Celerant management and Caledonia Investments plc.  We acquired Celerant as part of our purchase of Cambridge Technology Partners in 2001.  The sale was the result of our previously announced plan to explore strategic alternatives for Celerant. There will be no further shareholding or operational relationship between us and Celerant going forward.  With the sale of our interest in Celerant, we will focus on our core businesses of Linux and open source; systems, security and identity management; and workgroup computing. The Celerant divestiture has no impact on our existing IT consulting business. We will continue to offer IT consulting services around its core businesses.

Results of Operations

Critical Accounting Policies

Share-based Payment

On November 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in the results of operations.  Prior to our adoption of SFAS No. 123(R), as permitted by SFAS No. 123, we accounted for share-based payments to employees using the APB No. 25, “Accounting for Stock Issued to Employees,” intrinsic value method and, therefore, we generally recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options.  SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. We chose to use the modified prospective transition methodology, and, accordingly, we have not restated the results of prior periods.

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

We issue performance-based equity awards, typically to certain senior executives, which vest upon the achievement of contingent upon meeting certain financial performance goals, including revenue and income targets.    Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results.  The estimated expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate.  The cumulative impact of any revision is reflected in the period of change.  If the financial performance goals are not met, the award does not vest, so no compensation cost is recognized and any previously recognized compensation cost is reversed.

In the past, we have issued market condition equity awards, typically granted to certain senior executives, the vesting of which is accelerated or contingent upon the price of Novell common stock meeting specified pre-established stock price targets.  For awards granted prior to our adoption of SFAS No. 123(R), the fair value of each market condition award was estimated as of the grant date using the same option valuation model used for time-based options without regard to the market condition criteria.  As a result of our adoption of SFAS No. 123(R), compensation cost is recognized over the estimated requisite service period and is not reversed if the market condition target is not met.   If the pre-established stock price targets are achieved, any remaining expense on the date the target is achieved is recognized either immediately or, in situations where there is a remaining minimum time vesting period, ratably over that period.

Acquisitions and Equity Investments

e-Security

On April 19, 2006, we acquired 100% of the outstanding stock of e-Security, Inc., a privately held company headquartered in Vienna, Virginia.  e-Security provides security information, event management and compliance software. e-Security’s products are now part of our identity and access management sub-category. The purchase price was approximately $71.7 million in cash, plus transaction costs of $1.1 million. e-Security’s results of operations have been included in our consolidated financial statements beginning on the acquisition date.

Open Invention Network, LLC

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

Onward Novell

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

	Three Months Ended			Six Months Ended
(dollars in thousands)	April 30, 2006	April 30, 2005	Change	April 30, 2006	April 30, 2005	Change
Software licenses	$40,063	$45,768	(12)%	$82,165	$90,064	(9)%
Maintenance and services	238,253	251,283	(5)%	470,559	497,115	(5)%
Total net revenue	$278,316	$297,051	(6)%	$552,724	$587,179	(6)%

Software licenses revenue decreased in the second quarter and first six months of fiscal 2006 compared to the same periods of fiscal 2005 primarily due to more of our customers purchasing under multiple product, multiple year subscriptions, which we record as maintenance and services revenue, as well as declines in our installed base mainly due to NetWare.

The decrease in maintenance and services revenue during the second quarter of fiscal 2006 compared to the same period of fiscal 2005 is primarily due to a decrease in IT consulting and services revenue of $10.1 million that was expected as a result of the restructuring plan we established in the fourth quarter of fiscal 2005 and a $4.3 million decrease in Celerant revenue.  The decrease in maintenance and services revenue during the first six months of fiscal 2006 compared to the same period of fiscal 2005 is primarily due to a $16.3 million decrease in Celerant revenue due to poor performance and effect of foreign exchange rates and a $15.6 million decrease in IT consulting and services revenue that was expected as a result of the restructuring plan we established in the fourth quarter of fiscal 2005.  The decreases in the second quarter and first six months of fiscal 2006 were offset somewhat by increased maintenance revenue, including subscriptions.   The change in the mix of our revenue towards more maintenance and subscription contracts has also driven an increase in revenue in the maintenance and services category compared to the software licenses category.

Overall, foreign currency exchange rates decreased revenue in the second quarter and first six months of fiscal 2006 by approximately $6.2 million and $13.0 million, respectively, compared to the same period in fiscal 2005 due to a stronger U.S. dollar.

We also analyze revenue by solution categories. These solution categories are:

•                  Systems, security, and identity management (formerly Identity-driven computing solutions).  Sub-categories include:

•                  Resource management— major products include ZENworks

•                  Identity and access management— major products include Identity Manager, Secure Login, iChain and Sentinel

•                  Other systems, security, and identity management products — major products include eDirectory and web services

•                  Open platform solutions.  Sub-categories include:

•                  Open Enterprise Server (“OES”)

•                  Linux platform products — major products include SUSE LINUX Enterprise Server and Novell Linux Desktop

•                  Other open platform products — major products include SUSE LINUX Professional

•                  Workspace solutions.  Sub-categories include:

•                  NetWare and other NetWare-related — major products include NetWare and Cluster Services

•                  Collaboration — major products include GroupWise

•                  Other workspace — major products include BorderManager and Novell iFolder

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

Prior to fiscal 2006, Open platform solutions and Workspace solutions were combined in a category called Linux and platform services solutions.

	Three Months Ended			Six Months Ended
(dollars in thousands)	April 30, 2006	April 30, 2005	Change	April 30, 2006	April 30, 2005	Change
Resource management	$33,799	$31,329		$66,957	$61,298
Identity and access management	22,347	16,256		47,895	34,110
Other systems, security, and identity management products	5,061	5,170		9,358	10,005
Systems, security and identity management	61,207	52,755	16%	124,210	105,413	18%
Open Enterprise Server	45,719	7,827		88,831	7,827
Linux platform products	10,307	8,606		20,689	17,099
Other open platform products	1,101	3,541		3,846	9,080
Open platform solutions	57,127	19,974	186%	113,366	34,006	233%
NetWare and other NetWare-related	11,566	60,463		29,822	129,210
Collaboration	22,830	23,656		46,507	47,996
Other workspace products	7,210	8,879		12,621	14,785
Workspace solutions	41,606	92,998	(55)%	88,950	191,991	(54)%
Total software licenses and maintenance	159,940	165,727		326,526	331,410
Global services and support	78,786	87,417	(10)%	154,494	167,813	(8)%
Total IT software and solutions	238,726	253,144		481,020	499,223
Celerant consulting	39,590	43,907	(10)%	71,704	87,956	(18)%
Total net revenue	$278,316	$297,051	(6)%	$552,724	$587,179	(6)%

Systems, security and identity management increased in the second quarter and first six months of fiscal 2006 compared to the same periods of fiscal 2005 primarily due to strong sales growth in our identity and access management products, which increased $6.1 million and $13.8 million, respectively, and increases in our resource management products of $2.5 million and $5.7 million, respectively.

Open platform solutions increased in the second quarter and first six months of fiscal 2006 compared to the same periods of fiscal 2005, primarily as a result of the release of OES in the middle of the second quarter of fiscal 2005.  Additionally, our Linux platform product revenue increased $1.7 million and $3.6 million in the second quarter and first six months of fiscal 2006 compared to the same period of fiscal 2005, primarily from additional sales of  SUSE Linux Enterprise Server and Novell Linux Desktop.  These

increases were offset somewhat by a decrease in other open platform product revenue of $2.4 million and $5.2 million in the second quarter and first six months of fiscal 2006 compared to the same period of fiscal 2005, primarily due to planned reductions in sales of our consumer product, SUSE Linux (formerly SUSE Professional).

Workspace solutions decreased in the second quarter and first six months of fiscal 2006 compared to the same periods of fiscal 2005 by $48.9 million and $99.4 million, respectively, primarily due to a decrease in our NetWare-related revenue, resulting from NetWare customers migrating to our OES product and declines in our installed base.  NetWare and OES revenue combined decreased $10.1 million or 16% and $16.6 million or 13% in the second quarter and first six months of fiscal 2006 compared to the same periods of fiscal 2005.

Global services and support decreased in the second quarter and first six months of fiscal 2006 compared to the same periods of fiscal 2005 primarily due to expected decreases in  IT consulting revenue in the EMEA and Asia Pacific segments as a result of our decision to focus on Novell product-related consulting, thereby reducing revenue from general IT consulting projects.  These decreases were offset somewhat by an increase in consulting in the Americas.

Celerant revenue decreased primarily due to poor performance in the U.S. and Europe as well as the effect of foreign exchange rates.

We further analyze revenue by solution categories within each geographic segment.

Net revenue by reporting segment was as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	April 30, 2006	April 30, 2005	Change	April 30, 2006	April 30, 2005	Change
Americas	$129,344	$130,565	(1)%	$263,121	$259,548	1%
EMEA	86,580	99,044	(13)%	175,416	194,595	(10)%
Asia Pacific	22,802	23,535	(3)%	42,483	45,080	(6)%
Celerant	39,590	43,907	(10)%	71,704	87,956	(18)%
Total net revenue	$278,316	$297,051	(6)%	$552,724	$587,179	(6)%

Net revenue by solution category in the Americas segment was as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	April 30, 2006	April 30, 2005	Change	April 30, 2006	April 30, 2005	Change
Resource management	$19,601	$17,747		$37,945	$34,678
Identity and access management	10,356	8,208		26,268	17,579
Other systems, security, and identity management products	3,308	3,486		5,492	6,182
Systems, security and identity management	33,265	29,441	13%	69,705	58,439	19%
Open Enterprise Server	25,853	4,071		51,706	4,071
Linux platform products	4,629	3,996		9,495	8,053
Other open platform products	629	1,169		2,273	2,497
Open platform solutions	31,111	9,236	237%	63,474	14,621	334%
NetWare and other NetWare-related	5,769	32,966		13,072	70,566
Collaboration	14,482	14,684		28,710	29,799
Other workspace products	2,764	2,751		5,587	5,436
Workspace solutions	23,015	50,401	(54)%	47,369	105,801	(55)%
Global services and support	41,953	41,487	1%	82,573	80,687	2%
Total net revenue	$129,344	$130,565	(1)%	$263,121	$259,548	1%

Revenue from the Americas decreased in the second quarter of fiscal 2006 compared to the same quarter in fiscal 2005 due primarily to decreased NetWare revenue of $29.3 million, offset somewhat by increased revenue from OES of $21.8 million, increased identity and access management revenue of $2.1 million and increased resource management revenue of $1.9 million.  Revenue from the Americas increased in the first six months of fiscal 2006 compared to the same period in fiscal 2005 due to increased revenue from resource management products of $3.3 million and identity and access management products of $8.7 million.  In addition, we had revenue from OES for the entire period in fiscal 2006 compared to only one and a half months in fiscal 2005.  These increases were offset somewhat by decreased NetWare revenue of $59.7 million.

Net revenue by solution category in the EMEA segment was as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	April 30, 2006	April 30, 2005	Change	April 30, 2006	April 30, 2005	Change
Resource management	$11,884	$11,741		$24,908	$23,101
Identity and access management	9,407	6,467		16,387	13,045
Other systems, security, and identity management products	1,436	1,583		3,116	3,058
Systems, security and identity management	22,727	19,791	15%	44,411	39,204	13%
Open Enterprise Server	15,323	3,547		30,211	3,547
Linux platform products	4,675	4,133		9,224	8,146
Other open platform products	435	2,387		1,143	6,541
Open platform solutions	20,433	10,067	103%	40,578	18,234	123%
NetWare and other NetWare-related	4,839	21,749		12,724	46,413
Collaboration	7,317	7,800		15,768	15,870
Other workspace products	1,316	2,751		2,875	5,017
Workspace solutions	13,472	32,300	(58)%	31,367	67,300	(53)%
Global services and support	29,948	36,886	(19)%	59,060	69,857	(15)%
Total net revenue	$86,580	$99,044	(13)%	$175,416	$194,595	(10)%

Revenue from EMEA decreased in the second quarter and first six months of fiscal 2006 compared to the same periods of fiscal 2005, primarily due to a decrease in NetWare revenue of $16.5 million and $32.9 million, respectively, a decrease in IT consulting revenue of $6.9 million and $10.8 million, respectively, and a decrease in other open platform product revenue of $1.9 million and $5.4 million, respectively.  Consulting revenue decreases were expected and primarily the result of our planned move to focus on Novell product-related consulting.  The decreases in other open platform revenue were also expected and were primarily the result of planned reductions of our consumer product, SUSE Linux (formerly SUSE Professional).  These decreases were offset somewhat by a full quarter and full six months of revenue during fiscal 2006 from OES and by increased revenue from identity and access management products of $2.9 million in the second quarter of fiscal 2006 and $3.3 million in the first six months of fiscal 2006.  Overall, foreign currency exchange rates decreased revenue in the EMEA segment by approximately $3.5 million and $7.3 million during the second quarter and first six months of fiscal 2006, respectively.  Following a period of sluggish growth, the EMEA market is showing signs of recovery. Also, government spending appears to be increasing in EMEA.

Net revenue by solution category in the Asia Pacific segment was as follows:

	Three Months Ended			Six Months Ended
(dollars in thousands)	April 30, 2006	April 30, 2005	Change	April 30, 2006	April 30, 2005	Change
Resource management	$2,314	$1,841		$4,105	$3,519
Identity and access management	2,515	1,581		5,171	3,486
Other systems, security, and identity management products	318	101		750	765
Systems, security and identity management	5,147	3,523	46%	10,026	7,770	29%
Open Enterprise Server	2,372	209		4,742	209
Linux platform products	1,003	478		1,970	900
Other open platform products	104	(17)		498	42
Open platform solutions	3,479	670	419%	7,210	1,151	526%
NetWare and other NetWare-related	3,131	5,748		6,199	12,231
Collaboration	1,032	1,172		2,029	2,327
Other workspace products	3,129	3,378		4,158	4,332
Workspace solutions	7,292	10,298	(29)%	12,386	18,890	(34)%
Global services and support	6,884	9,044	(24)%	12,861	17,269	(26)%
Total net revenue	$22,802	$23,535	(3)%	$42,483	$45,080	(6)%

The overall decrease in Asia Pacific segment revenue for the second quarter of fiscal 2006 compared to the same quarter of fiscal 2005 is primarily due to a $2.6 million decrease in IT consulting revenue as a result of our move to focus on Novell product-related consulting and a $2.2 million decrease in NetWare revenue, offset somewhat by approximately $2.2 million of new revenue from OES, a $0.9 million increase in identity and access management revenue and a $0.5 million increase in resource management revenue.

The overall decrease in Asia Pacific segment revenue for the first six months of fiscal 2006 compared to the same period of fiscal 2005 is primarily due to a $5.0 million decrease in IT consulting revenue and a $5.0 million decrease in NetWare revenue, offset somewhat by approximately $4.6 million of new revenue from OES, a $0.9 million increase in SUSE Linux revenue, a $1.7 million increase in identity and access management revenue and a $0.6 million increase in resource management revenue.

Forward-looking revenue trends

As discussed in our fiscal 2005 Form 10-K, we expect our newer product offerings of our Open platform solutions and Systems, security and identity management categories to grow during fiscal 2006. We expect revenue in the third fiscal quarter of 2006, without Celerant results, to be in the range of $239 to $247 million.

Deferred revenue

Deferred revenue represents revenue that is expected to be recognized in future periods. The majority of deferred revenue relates to maintenance contracts and subscriptions and is recognized ratably over the related service periods, typically one to three years. The decrease in deferred revenue at April 30, 2006 compared to October 31, 2005 of $60.0 million is primarily attributable to seasonably lower invoicing during the first six months of fiscal 2006 offset by some increases in advanced invoicing.  As more of our revenue contracts shift to multiple product, multiple year subscription arrangements, we expect that a greater proportion of our revenue will initially be deferred and recognized over the contractual service term as maintenance and subscription revenue.

Gross profit

	Three Months Ended			Six Months Ended
(dollars in thousands)	April 30, 2006	April 30, 2005	Change	April 30, 2006	April 30, 2005	Change
Software licenses gross profit	$36,022	$40,905	(12)%	$73,828	$80,569	(8)%
percentage of related revenue	90%	89%		90%	89%
Maintenance and services gross profit	$137,845	$138,805	(1)%	$273,185	$277,218	(1)%
percentage of related revenue	58%	55%		58%	56%
Total gross profit	$173,867	$179,710	(3)%	$347,013	$357,787	(3)%
percentage of revenue	62%	60%		63%	61%

The decrease in gross profit from software licenses for the second quarter and first six months of fiscal 2006 compared to the same periods of fiscal 2005 is primarily due to decreased sales of software licenses.

The increase in gross profit from maintenance and services as a percentage of related revenue for the second quarter and first six months of fiscal 2006 was primarily a result of the consulting headcount reductions that took place in fiscal 2005 and a shift in the mix of revenue to more product-related revenue compared to consulting revenue, which carries higher costs of goods.  These improvements were offset somewhat by additional expense from the adoption of SFAS No. 123(R), which added approximately $0.9 million of expense in the second quarter of fiscal 2006 and $2.0 million in the first six months of fiscal 2006.  The decrease in maintenance and services gross profit dollars for the second quarter of fiscal 2006 compared to the same period of fiscal 2005 was primarily due to decreased maintenance and services revenue, offset somewhat by the factors discussed previously.

Operating expenses

	Three Months Ended			Six Months Ended
(dollars in thousands)	April 30, 2006	April 30, 2005	Change	April 30, 2006	April 30, 2005	Change
Sales and marketing	$96,003	$98,479	(3)%	$189,212	$192,488	(2)%
percentage of revenue	34%	33%		34%	33%
Product development	$48,328	$51,652	(6)%	$93,389	$100,645	(7)%
percentage of revenue	17%	17%		17%	17%
General and administrative	$33,377	$30,140	11%	$68,831	$58,380	18%
percentage of revenue	12%	10%		12%	10%
Restructuring expenses	$—	$5,361	—%	$(1,064)	$11,780	(109)%
percentage of revenue	—%	2%		—%	2%
Purchased in-process research and development	$2,110	$480	340%	$2,110	$480	340%
percentage of revenue	1%	—%		—%	—%
Gain on sale of property, plant and equipment	$(2,190)	$—	—%	$(2,190)	$(1,589)	38%
percentage of revenue	(1)%	—%		—%	—%
Gain on legal settlement	$(1,225)	$—	—%	$(1,225)	$(447,560)	(100)%
percentage of revenue	—%	—%		—%	(76)%
Total operating expenses	$176,403	$186,112	(5)%	$349,063	$(85,376)	(509)%
percentage of revenue	63%	63%		63%	(15)%

Sales and marketing expenses decreased in the second quarter and first six months of fiscal 2006 compared to the same periods  of fiscal 2005 due primarily to planned reductions as a result of the fiscal 2005 headcount reductions, offset somewhat by additional expense from the adoption of SFAS No. 123(R), which added approximately $2.8 million and $6.2 million of additional expense in the second quarter and first six months of fiscal 2006, respectively.  Sales and marketing headcount was approximately 98 employees, or 8%, lower at the end of  the second quarter of fiscal 2006 compared to the same period of fiscal 2005.

 Product development expenses in the second quarter and first six months of fiscal 2006 decreased compared to the same periods of fiscal 2005 due primarily to planned reductions as a result of the fiscal 2005 headcount reductions, offset somewhat by additional expense from the adoption of SFAS No. 123(R), which added approximately $1.4 million and $3.7 million of additional expense in the second quarter and first six months of fiscal 2006, respectively.  Product development headcount was approximately 220 employees, or 14%, lower at the end of the second quarter of fiscal 2006 compared to the same period of fiscal 2005.

General and administrative expenses increased in the second quarter and first six months of fiscal 2006 compared to the same quarter of fiscal 2005 due primarily to additional expense of approximately $1.6 million and $8.1 million, respectively, resulting from the adoption of SFAS No. 123(R) and favorable one-time adjustments that reduced general  and administrative expenses in fiscal 2005.  These increases were offset somewhat by headcount reductions and lower facilities expenses.  General and administrative headcount was lower by approximately 52 employees, or 7%, at the end of the second quarter of fiscal 2006 compared to the same period of fiscal 2005.

During the first six months of fiscal 2006, we recorded adjustments to the restructuring reserves of $1.1 million related to changes in estimates, of which $0.4 million was related to Asia Pacific, $0.3 million was related to the Americas, $0.3 million was related to EMEA, and $0.1 million was related to Celerant.

Purchased in-process research and development in the second quarter of fiscal 2006 related to the acquisition of e-Security.  Purchased in-process research and development in the second quarter of fiscal 2005 related to the acquisition of Immunix.

The gain on sale of property, plant and equipment during the second quarter of fiscal 2006 relates to the sale of one of our corporate aviation assets.  During the first six months of fiscal 2005, we recognized a gain of $1.6 million on the sale of our facility in Lindon, Utah.

The gain on legal settlement in the second quarter of fiscal 2006 related to a settlement we received from one of our insurance companies for past legal expenses that were covered under our insurance policies.  The gain on legal settlement in fiscal 2005 relates to the settlement with Microsoft concerning potential anti-trust litigation related to our NetWare operating system.

Other income (expense)

	Three Months Ended			Six Months Ended
(dollars in thousands)	April 30, 2006	April 30, 2005	Change	April 30, 2006	April 30, 2005	Change
Investment income	$15,816	$10,240	54%	$30,805	$19,693	56%
percentage of revenue	6%	3%		6%	3%
Impairment of investments	$(226)	$(917)	(75)%	$(623)	$(1,930)	(68)%
percentage of revenue	—%	—%		—%	—%
Interest expense and other, net	$(2,213)	$(1,868)	(18)%	$(4,103)	$(5,273)	(22)%
percentage of revenue	(1)%	(1)%		(1)%	1%
Total other income	$13,377	$7,455	79%	$26,079	$12,490	109%
percentage of revenue	5%	3%		5%	2%

Novell’s long-term investments consist primarily of investments in venture capital partnerships. Investment income includes income from short-term and long-term investments. Investment income for the second quarter and first six months of fiscal 2006 increased compared to the same periods in fiscal 2005 due to higher interest rates.

To assess impairment, we analyze forecasted financial performance of the investees and our estimate of the potential for investment recovery based on the financial performance factors.  When an impairment is deemed to be “other than temporary” we record an impairment expense.

Interest expense and other, net for the second quarter of fiscal 2006 increased compared to the same period of fiscal 2005 due primarily to decreased miscellaneous income.   Interest expense and other, net for the first six months of fiscal 2006 decreased compared to the same period of fiscal 2005 primarily due to lower foreign currency transaction losses.

Income tax expense

	Three Months Ended			Six Months Ended
(dollars in thousands)	April 30, 2006	April 30, 2005	Change	April 30, 2006	April 30, 2005	Change
Income tax expense	$7,499	$16,680	(55)%	$18,822	$76,119	(75)%
percentage of related revenue	3%	6%		3%	13%
Effective tax rate	69%	1584%		78%	17%

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes.  For the second quarter and first six months of fiscal 2006, we provided income taxes of $7.5 million and $18.8 million, respectively, based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items).  Due to the utilization of a significant amount of our net operating loss carryforwards during fiscal 2005, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not income tax expense.  In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of SFAS No. 123(R), we elected to follow the tax ordering laws to determine the sequence in which deductions and net operating loss carryforwards are utilized.  Accordingly, during the second quarter and first six months of fiscal 2006, a tax benefit relating to stock options of $1.2 million and $5.2 million, respectively, was credited to additional paid-in capital and a benefit of $3.0 million and $3.5 million, respectively, was credited to goodwill.

The effective tax rate differs from the federal statutory rate of 35% primarily due to the effects of stock-based compensation plans, differences between book and tax items and foreign taxes.  The effective tax rate for the second quarter of fiscal 2006 was 69% compared to the effective tax rate of 1,584% for the same period in 2005.  The effective tax rate for the first six months of fiscal 2006 was 78% compared to the effective tax rate of 17% for the same period in 2005.  The effective tax rates for the second quarter and the first six months of fiscal 2006 differ from the effective tax rates for the second quarter and the first six months of fiscal 2005 due to the use of net operating losses in the first quarter of fiscal 2005, which offset income tax expense associated primarily with the income generated from a settlement we reached with Microsoft in the first quarter of fiscal 2005.   The effective tax rate for fiscal 2006 will be higher than the rate for fiscal 2005 primarily because the fiscal 2005 rate reflected a benefit recorded to income tax expense from the use of a significant amount of our net operating loss carryforwards.

In accordance with determinations made pursuant to the applicable accounting standards, we continue to believe that it is more likely than not that our remaining U.S. net deferred tax assets will not be realized based on the weight of all available evidence. As a result, we have provided a full valuation allowance on our U.S. net deferred tax assets. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in capital.  It is reasonably possible that an adjustment to our valuation allowance will be required in the near term and the amount could be material.

We paid cash for income taxes of $6.0 million in the second quarter of fiscal 2006 and $9.5 million during the same period of fiscal 2005. We paid cash for income taxes of $10.5 million in the first six months of fiscal 2006 and $12.9 million during the same period of fiscal 2005. We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated.  The amount reflected in the consolidated balance sheet at April 30, 2006 is considered adequate based on our assessment of many factors including, results of tax audits, past experience and interpretations of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors.

Net income (loss) available to common stockholders

	Three Months Ended			Six Months Ended
(dollars in thousands)	April 30, 2006	April 30, 2005	Change	April 30, 2006	April 30, 2005	Change
Net income (loss)	$3,342	$(15,627)	121%	$5,207	$379,534	(99)%
Net income (loss) available to common stockholders — basic	$3,282	$(15,752)	121%	$5,093	$375,310	(99)%
Net income (loss) available to common stockholders — diluted	$3,178	$(15,752)	120%	$5,021	$378,296	(99)%

Additional expense from the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006 decreased net income by approximately $6.8 million during the second quarter of fiscal 2006 and $20.0 million during the first six months of fiscal 2006.  Net income was favorably impacted by foreign exchange rate fluctuations in the second quarter and first six months of fiscal 2006 by approximately $0.5 million and $1.6 million, respectively.

Net income (loss) available to common stockholders — basic for the second quarter and first six months of fiscal 2006 and fiscal 2005 differs from net income (loss) for the same periods as a result of the deduction of Series B Preferred Stock dividends and earnings allocated to the holders of Series B Preferred Stock, which are required to be deducted from net income to arrive at net income available to common stockholders — basic.

Net income (loss) available to common stockholders — diluted for the second quarter and first six months of fiscal 2006 differs from net income available to common stockholders — basic for the same periods due to the deduction of additional Celerant minority interest that is required to be deducted from net income to arrive at net income available to common stockholders — diluted.

 Net income available to common stockholders — diluted for the first six months of fiscal 2005 differs from net income available to common stockholders — basic for the same period of fiscal 2005 due to the interest expense and amortization of issuance costs attributable to the Debentures that are added back to net income.

Forward-looking net income trends

We expect diluted net income per share for the third quarter of fiscal 2006 to be approximately $0.00 per share.

Liquidity and Capital Resources

(dollars in thousands)	April 30, 2006	October 31, 2005	Change
Cash, cash equivalents and short-term investments	$1,339,041	$1,654,904	(19)%
Percent of total assets	55%	60%

An overview of the significant cash flow activities for the six months ended April 30, 2006 and 2005 is as follows:

	Six Months Ended
(in thousands)	April 30, 2006	April 30, 2005
Cash provided by operating activities, including litigation settlement	$1,177	$426,663
Issuance of common stock, net	18,082	12,979
Repurchases of common stock — retired	(267,479)	—
Purchases of property, plant and equipment	(14,554)	(11,684)
Proceeds from the sale of property, plant and equipment	7,258	10,421
Proceeds from payoff of note receivable	9,092	—
Cash paid for acquisitions, net of cash acquired	(71,550)	(33,829)
Purchase of intangible assets	—	(15,500)
Cash paid for equity investment in OIN	(4,225)	—
Other long-term investing activities	(3,014)	(3,018)

Cash provided by operating activities in the first six months of fiscal 2005 included the receipt of $447.6 million in cash net of legal fees in connection with the Microsoft settlement (included in cash provided by operating activities).

As of April 30, 2006, we had cash, cash equivalents and other short-term investments of approximately $340.1 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers, and consists primarily of investment grade securities. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, both of which are subject to market risk. Approximately $7.0 million of our short-term investments are designated for deferred compensation payments, which are paid out as requested by the plan participants. Our short-term investment portfolio includes gross unrealized gains and losses of $0.8 million and $8.9 million, respectively, as of April 30, 2006. We monitor our investments and record losses when a decline in the investment’s market value is determined to be other than temporary.

Our $25.0 million bank line of credit, which is used for letter of credit purposes, expires on April 1, 2007.   At April 30, 2006, we had a corporate aviation asset with a net book value of approximately $13.8 million classified as held for sale. We anticipate selling this asset during fiscal 2006 for at least net book value.

As of April 30, 2006, we had a carrying value of $55.4 million related to investments in various venture capital funds and had commitments to contribute an additional $14.5 million to these funds, of which we estimate approximately $9.5 million could be contributed during the remainder of fiscal 2006, approximately $4.4 million in fiscal 2007, and approximately $0.6 million thereafter as requested by the fund managers. We intend to fund these investments with cash from operations and cash on hand.

Our $20.0 million, 20% ownership interest in OIN consisted of patents with a fair value of $15.8 million, including $0.3 million of prepaid acquisition costs, and cash of $4.2 million.  At the time of the contribution, the patents had a book value of $14.4 million, including $0.3 million of prepaid acquisition costs.  According to the terms of the LLC agreement, we could be required to make future cash contributions which we would fund with cash from operations and cash on hand.

As of April 30, 2006, we have various operating leases related to our facilities. These leases have minimum annual lease commitments of $14.2 million for the remainder of fiscal 2006, $25.3 million in fiscal 2007, $22.4 million in fiscal 2008, $14.8 million in fiscal 2009, $9.2 million in fiscal 2010, and $36.2 million thereafter. Furthermore, we have $27.4 million of minimum rentals to be received in the future from subleases.

On July 2, 2004, we issued and sold $600.0 million aggregate principal amount of our Debentures due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year until maturity, commencing January 15, 2005. We paid $1.5 million in interest during the first six months of fiscal 2006.

As of April 30, 2006, we also have 187 shares of Series B Preferred Stock outstanding with a carrying value of $9.4 million. The Series B Preferred Stock is redeemable at our option and by the holder under certain change in control circumstances.

On September 22, 2005, our board of directors approved a share repurchase program for up to $200.0 million of our common stock through September 21, 2006. On April 4, 2006, our board of directors approved an amendment to the share repurchase program increasing the limit on repurchase from $200.0 million to $400.0 million and extending the program through April 3, 2007.  As of

April 30, 2006, 35.2 million shares of common stock had been repurchased under this program at an average price of $7.59 per share.  The total amount paid for the repurchase of our common stock was $267.5 million.  Subsequent to April 30, 2006, we completed the share repurchase program by purchasing 16.3 million additional shares at a total cost of $132.5 million.

There have been no significant changes to our contractual obligations as disclosed in our fiscal 2005 Form 10-K.

Our principal sources of liquidity continue to be from operations, cash on hand, and short-term investments. At April 30, 2006, our principal unused sources of liquidity consisted of cash and cash equivalents of $542.1 million and short-term investments in the amount of $797.0 million. During the first six months of fiscal 2006, we generated $1.2 million of cash flow from operations. Our specific liquidity needs for the next twelve months are principally for financing of fixed assets, commitments to our venture capital funds and product development.  Our general liquidity needs relate to our need to maintain flexibility in a dynamic and competitive operating environment, including the ability to pursue potential acquisition and investment opportunities. We expect our liquidity needs beyond the next twelve months would include those mentioned previously as well as to the possible redemption of our Debentures, which the holders can first require us to repurchase on July 15, 2009.

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

On May 24, 2006, we sold our shares in Celerant consulting to a group comprised of Celerant management and Caledonia Investments plc for $77.0 million in cash.  There will be no further shareholding or operational relationship between us and Celerant going forward.  The sale of Celerant consulting does not have an impact on our IT consulting business.  We anticipate recording a gain of approximately $12.0 to $14.0 million on the sale of Celerant.  We will begin classifying Celerant’s results of operations and cash flows as discontinued operations in our consolidated statement of operations beginning in our third quarter of fiscal 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of our foreign currency exchange risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at April 30, 2006.

Interest Rate Risk

The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our strategy is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximately $4.2 million decrease (less than 0.5%) in the fair value of our available-for-sale securities.

Market Risk

We also hold available-for-sale equity securities in our short-term investment portfolio. As of April 30, 2006, gross unrealized gains, before tax effect on the short-term public equity securities totaled $0.8 million. A reduction in prices of 10% of these short-term equity securities would result in an approximately $0.7 million decrease (less than 0.5%) in the fair value of our short-term investments.

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

Foreign Currency Risk

We use derivatives to hedge those net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the United States, impact our consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we do not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $0.2 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position at April 30, 2006. Actual results may differ materially.

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

(b)                  Change in Internal Control over Financial Reporting

Other than the implementation of a new financial information system, discussed below, no change in Novell’s internal control over financial reporting occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

In March 2006, we implemented a significant upgrade to our financial information systems, which affected a majority of our financial transactions.  This initiative further strengthened the overall design and operating effectiveness of our financial reporting controls.  This initiative was not in response to any identified deficiency or weakness in our internal control over financial reporting.

Part II. Other Information

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 1. Legal Proceedings

The information required by this item is incorporated herein by reference to Note N of our financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Form 10-K for the fiscal year ended October 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                Issuer Purchases of Equity Securities

                The following table presents information regarding purchases of shares of Novell common stock made by Novell pursuant to its share repurchase program during the three months ended April 30, 2006.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(in thousands, except per share amounts)
February 1, 2006 through February 28, 2006	—	$—	—	$400,000
March 1, 2006 through March 31, 2006	14,747	$7.52	14,686	$289,486
April 1, 2006 through April 30, 2006	20,550	$7.64	20,550	$132,521
Total	35,297	$7.59	35,236	$132,521

(1) The total number of shares purchased includes: (i) shares purchased pursuant to the share repurchase program described in footnote (2) below; (ii) shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, totaling 32,000 shares in the month of March, and (iii) shares repurchased from terminated employees in accordance with the terms of a restricted stock agreement, totaling 29,000 shares in the month of March.

(2) On September 22, 2005, Novell announced that its board of directors has approved a share repurchase program for up to $200 million of Novell common stock over the next 12 months.  On April 4, 2006, Novell announced that its board of directors amended the share repurchase program to increase the amount of Novell common stock that may be repurchased under the program from $200 million to $400 million and to extend the program through April 3, 2007.

Item 4.  Submission of Matters To a Vote of Security Holders

2006 Annual Meeting of Stockholders

Novell’s 2006 Annual Meeting of Stockholders was held at 404 Wyman Street, Waltham, Massachusetts, on April 6, 2006 at 10:00 a.m.  Out of the 389,062,596 shares of Common Stock and 187 shares of Series B Convertible Preferred Stock that were outstanding and entitled to vote at the meeting as of February 15, 2006 (the record date), a total of 354,017,481 shares of Common Stock and 187 shares of Series B Convertible Preferred Stock were present in person or represented by proxy at the meeting, representing 91.03% of the percent of the total voting power of Novell.

The following are the voting results for the items considered by stockholders:

I.   Election of Directors

Nominees:	Votes For	Votes Withheld
Albert Aiello	346,337,124	9,176,357
Fred Corrado	346,269,681	9,243,800
Richard L. Crandall	346,347,878	9,165,603
Claudine B. Malone	344,875,783	10,637,698
Jack L. Messman	338,117,432	17,396,049
Richard L. Nolan	346,275,638	9,237,843
Thomas G. Plaskett	346,333,784	9,179,697
John W. Poduska, Sr.	346,275,275	9,238,206
James D. Robinson, III	337,793,694	17,719,787
Kathy Brittain White	346,334,399	9,179,082

II.  Ratification of Independent Public Accounting Firm

Ratification of PricewaterhouseCoopers LLP as Novell’s independent registered public accounting firm for the fiscal year ending October 31, 2006 passed.

		% of Votes Voting on the Matter
Votes For	351,808,965	98.96%
Votes Against	1,499,930	0.42%
Votes Abstaining	2,204,586	0.62%

III.                Majority Voting for Directors

A stockholder proposal that the Board of Directors initiate the appropriate process to amend Novell’s charter or bylaws to provide that director nominees shall be elected by a majority of votes cast passed.

		% of Votes Voting on the Matter
Votes For	165,366,148	61.14%
Votes Against	101,498,559	37.53%
Votes Abstaining	3,607,244	1.33%
Broker Non-Votes	85,041,530	n/a

Item 6. Exhibits

(a)                   Exhibits

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	18 U.S.C. Section 1350 Certification

32.2	18 U.S.C. Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)

Date: June 8, 2006	By:	/s/ JOSEPH S. TIBBETTS, JR.
Joseph S. Tibbetts, Jr. Sr. Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)