Form 10-Q
period 2006-07-31
NOVELL INC
filed 2007-05-25
CIK 758004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one)
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of April 30, 2007 there were 346,742,418 shares of the registrant’s common stock outstanding.

NOVELL, INC.

EXPLANATORY NOTE
     On May 23, 2007, we announced that we had completed our self-initiated, voluntary review of our historical stock-based compensation practices and determined the related accounting impact. The review was conducted under the direction of the Audit Committee of our Board of Directors, who engaged the law firm of Cahill Gordon & Reindel LLP, with whom we previously had no relationship, as independent outside legal counsel to assist in conducting the review. The scope of the review covered approximately 400 grant actions (on approximately 170 grant dates) from November 1, 1996 through September 12, 2006. Within these pools of grants are more than 58,000 individual grants. In total, the review encompassed awards relating to more than 230 million shares of common stock granted over the ten-year period. As a result of the review, we delayed the filing of our Quarterly Reports on Form 10-Q for the fiscal quarters ended July 31, 2006 and January 31, 2007 and our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. Simultaneous with this filing, we are filing our other delinquent reports.
     The Audit Committee, together with its independent outside legal counsel, did not find any evidence of intentional wrongdoing by any former or current Novell employees, officers or directors. We have determined, however, that we utilized incorrect measurement dates for some of the stock-based compensation awards granted during the review period.
     In light of the above findings, stock-based compensation expense in a cumulative after-tax amount of approximately $19 million should have been reported in our consolidated financial statements during the period from fiscal 1997 through 2005. We have determined, however, that the amounts of stock-based compensation expense that should have been recognized in each of the applicable historical periods, including the interim periods of fiscal 2005 and 2006, were not material to those periods on either a quantitative or qualitative basis. Therefore, we will not restate our consolidated financial statements for prior periods.
     We implemented the guidance applicable to the initial adoption of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” as of November 1, 2005. Accordingly, our financial statements for the 2006 fiscal year, included in this report, reflect cumulative adjustments of approximately $19 million for unrecorded stock-based compensation expense, and related income tax effects, as a decrease to retained earnings as of November 1, 2005, the beginning of our 2006 fiscal year. The adjustment to retained earnings will reduce retained earnings as of the beginning of the 2006 fiscal year from $984 million to $965 million, or a reduction of two percent.

Part I. Financial Information
Item 1. Financial Statements
NOVELL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	July 31,	October 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$500,716	$811,238
Short-term investments	798,615	843,666
Receivables (net of allowances of $7,802 and $16,638 at July 31, 2006 and October 31, 2005, respectively)	236,112	293,627
Prepaid expenses	32,159	30,777
Other current assets	24,766	29,745
Current assets held for sale	2,930	—

Total current assets	1,595,298	2,009,053

Property, plant and equipment, net	186,752	212,377
Long-term investments	55,064	54,340
Goodwill	427,375	395,509
Intangible assets, net	44,919	56,421
Deferred income taxes	1,334	1,384
Other assets	33,085	32,774

Total assets	$2,343,827	$2,761,858

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,320	$45,445
Accrued compensation	105,934	113,760
Other accrued liabilities	102,521	131,105
Income taxes payable	47,879	56,869
Deferred revenue	351,382	376,973
Current liabilities held for sale	619	—

Total current liabilities	648,655	724,152
Deferred income taxes	3,995	4,537
Long-term deferred revenue	39,417	28,778

Senior convertible debentures	600,000	600,000

Total liabilities	1,292,067	1,357,467

Minority interests	—	8,555

Redeemable securities:
Series B Preferred Stock, $.10 par value, Authorized — 1,000 shares; Issued — 1,000 shares; Outstanding — 187 shares at July 31, 2006 and October 31, 2005 (at redemption value)	9,350	9,350

Stockholders’ equity:
Series A Preferred Stock, $.10 par value, Authorized — 499,000 shares; no shares issued	—	—
Common stock, par value $.10 per share, Authorized — 600,000,000 shares; Issued — 354,374,087 and 400,993,898 shares; Outstanding — 339,209,406 and 385,820,699 shares at July 31, 2006 and October 31, 2005, respectively	35,437	40,099
Additional paid-in capital	303,856	483,157
Treasury stock, at cost — 15,164,681 and 15,173,199 shares at July 31, 2006 and October 31, 2005, respectively	(124,805)	(124,875)
Retained earnings	820,625	984,107
Accumulated other comprehensive income	7,297	7,444
Unearned stock compensation	—	(3,446)

Total stockholders’ equity	1,042,410	1,386,486

Total liabilities, redeemable securities, and stockholders’ equity	$2,343,827	$2,761,858

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended
	July 31,	July 31,
	2006	2005
	(unaudited)
Net revenue:
Software licenses	$45,435	$45,628
Maintenance, subscriptions, and services	195,917	206,754

Total net revenue	241,352	252,382

Cost of revenue:
Software licenses	4,984	4,475
Maintenance, subscriptions, and services	75,692	80,171

Total cost of revenue	80,676	84,646

Gross profit	160,676	167,736

Operating expense (income):
Sales and marketing	90,349	85,721
Product development	45,993	49,040
General and administrative	49,764	24,453
Restructuring expenses	—	9,443
Gain on sale of property, plant and equipment	(3,778)	—
Loss on Japan consulting group held for sale	8,273	—
Executive termination benefits	9,409	—

Total operating expense	200,010	168,657

Loss from operations	(39,334)	(921)

Other income (expense):
Investment income	13,281	12,892
Impairment of investments	(278)	(683)
Interest expense and other, net	(2,192)	(3,859)

Total other income	10,811	8,350

Income (loss) from continuing operations before income taxes	(28,523)	7,429
Income tax (benefit) expense	(7,963)	6,869

Income (loss) from continuing operations	(20,560)	560

Income from discontinued operations before taxes (including a gain on disposal of $11,960)	12,165	2,752
Income tax (benefit) expense on discontinued operations	(2,871)	1,172

Income from discontinued operations	15,036	1,580

Income (loss) before cumulative effect of a change in accounting principle	(5,524)	2,140
Cumulative effect of a change in accounting principle	(897)	—

Net (loss) income	$(6,421)	$2,140

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.06)	$0.00
Discontinued operations	0.04	0.01
Cumulative effect of a change in accounting principle	(0.00)	—

Net income (loss) per share available to common stockholders	$(0.02)	$0.01

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.06)	$0.00
Discontinued operations	0.04	0.00
Cumulative effect of a change in accounting principle	(0.00)	—

Net income (loss) per share available to common stockholders	$(0.02)	$0.00

Weighted-average shares outstanding — basic	340,127	380,242
Weighted-average shares outstanding — diluted	340,127	385,377
The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Nine Months Ended
	July 31,	July 31,
	2006	2005
	(unaudited)
Net revenue:
Software licenses	$127,600	$135,692
Maintenance, subscriptions, and services	594,772	615,913

Total net revenue	722,372	751,605

Cost of revenue:
Software licenses	13,570	13,970
Maintenance, subscriptions, and services	230,081	249,043

Total cost of revenue	243,651	263,013

Gross profit	478,721	488,592

Operating expense (income):
Sales and marketing	268,466	266,230
Product development	136,836	146,845
General and administrative	103,427	68,118
Restructuring expenses (benefit)	(1,000)	19,692
Purchased in-process research and development	2,110	480
Gain on sale of property, plant and equipment	(5,968)	(1,589)
Gain on settlement of potential litigation	—	(447,560)
Loss on Japan consulting group held for sale	8,273	—
Executive termination benefits	9,409	—

Total operating expense	521,553	52,216

Income (loss) from continuing operations	(42,832)	436,376

Other income (expense):
Investment income	43,766	32,279
Impairment of investments	(891)	(2,613)
Interest expense and other, net	(6,115)	(7,850)

Total other income	36,760	21,816

Income (loss) from operations before income taxes	(6,072)	458,192
Income tax expense	7,016	81,234

Income (loss) from continuing operations	(13,088)	376,958

Income from discontinued operations before taxes (including a gain on disposal of $11,960)	13,743	7,642
Income tax expense on discontinued operations	972	2,926

Income from discontinued operations	12,771	4,716

Income (loss) before cumulative effect of a change in accounting principle	(317)	381,674
Cumulative effect of a change in accounting principle	(897)	—

Net income (loss)	$(1,214)	$381,674

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.04)	$0.98
Discontinued operations	0.04	0.02
Cumulative effect of a change in accounting principle	0.00	—

Net income (loss) per share available to common stockholders	$(0.00)	$1.00

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.04)	$0.87
Discontinued operations	0.04	0.01
Cumulative effect of a change in accounting principle	(0.00)	—

Net income (loss) per share available to common stockholders	$(0.00)	$0.88

Weighted-average shares outstanding — basic	368,106	378,573
Weighted-average shares outstanding — diluted	368,106	435,820
The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Nine Months Ended
	July 31,	July 31,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net income (loss)	$(1,214)	$381,674
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	29,112	1,234
Tax effects of stock-based compensation plans	4,258	16,166
Excess tax benefits from stock-based compensation	(4,258)	—
Depreciation and amortization	33,908	41,074
Decrease in accounts receivable allowances	(4,660)	(9,352)
Utilization of previously reserved acquired net operating losses	3,860	29,600
Purchased in-process research and development	2,110	480
Gain on sale of property, plant and equipment	(5,968)	(1,589)
Loss on Japan consulting group held for sale	8,273	—
Executive termination benefits	9,409	—
Impairment of long-term investments, net of gains	626	1,108
Gain on sale of Celerant, discontinued operations, before taxes	(11,960)	—
Cumulative effect of a change in accounting principle	897	—
Changes in current assets and liabilities, excluding the effect of acquisitions and dispositions:
Receivables	30,061	24,628
Prepaid expenses	(3,805)	(8,196)
Other current assets	3,965	3,873
Current assets held for sale	(2,311)	—
Deferred income taxes	(1,072)	(420)
Accounts payable	(2,701)	(7,720)
Accrued liabilities	(37,086)	(21,159)
Deferred revenue	(14,667)	(9,240)

Net cash provided by operating activities	36,777	442,161

Cash flows from financing activities
Issuance of common stock, net	21,674	16,035
Excess tax benefits from stock-based compensation	4,258	—
Payment of cash dividends on Series B Preferred Stock	(141)	(375)
Repurchases of common stock, retired	(400,000)	—

Net cash (used in) provided by financing activities	(374,209)	15,660

Cash flows from investing activities
Purchases of property, plant and equipment	(19,540)	(20,168)
Proceeds from the sale of property, plant and equipment	24,992	10,421
Purchases of short-term investments	(407,175)	(798,735)
Maturities of short-term investments	110,129	287,614
Sales of short-term investments	342,081	664,913
Cash paid for acquisition of e-Security, net of cash acquired	(71,550)	—
Cash paid for acquisition of Tally Systems and Immunix, net of cash acquired	—	(33,829)
Cash paid for equity investment in Open Invention Network, LLC	(4,225)	—
Purchase of intangible assets	(1,159)	(15,500)
Purchases of long-term investments	(8,608)	(10,053)
Proceeds from the sales of and distributions from long-term investments	7,180	8,701
Proceeds from repayment of note receivable	9,092	—
Proceeds from the sale of Celerant, net of cash divested	37,922	—
Other	7,771	241

Net cash provided by investing activities	26,910	93,605

(Decrease) increase in cash and cash equivalents	(310,522)	551,426
Cash and cash equivalents — beginning of period	811,238	434,404

Cash and cash equivalents — end of period	$500,716	$985,830

Supplemental disclosure of non-cash activities:
Contribution of patents to Open Invention Network, LLC	$14,383	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006
A. Quarterly Financial Statements
     The interim consolidated financial statements as of July 31, 2006 and for the three and nine months ended July 31, 2006 and 2005 were prepared by Novell, Inc. (“Novell”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2005. The accompanying financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of the financial condition and results of operations of Novell as of and for the interim periods presented. The interim operating results are not necessarily indicative of the results for a full year.
Reclassifications
     In May 2006, we sold our Celerant consulting group. The results of operations for Celerant have been classified as discontinued operations for all periods presented (see Note E). Certain other amounts reported in prior years also have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on net income and net income per share available to common stockholders.
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
     Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value service condition and performance condition option awards under SFAS No. 123(R). For awards with market conditions granted subsequent to our adoption of SFAS No. 123(R), we use a lattice valuation model to estimate fair value. For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance or market conditions granted subsequent to our adoption of SFAS No. 123(R), we recognize compensation cost based on the graded-vesting method.
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
C. Staff Accounting Bulletin No. 108
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, but we adopted it early in fiscal 2006.
     Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements on the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to our application of the guidance in SAB 108, we consistently applied the roll-over method when quantifying financial statement misstatements.
     In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of misstatements on each of the financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.
     SAB 108 permits us to initially apply its provisions to errors that are material under the dual method but were not previously material under our previously used method of assessing materiality either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of the applicable balance sheet accounts as of November 1, 2005 with an offsetting adjustment recorded to the opening balance of retained earnings. We elected to record the effects of applying SAB 108 using the cumulative effect transition method and adjusted beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements for misstatements associated with our historical stock-based compensation expense and related income tax effects as described below. We do not consider any of the misstatements to have a material impact on our consolidated financial statements in any of the prior years affected under our previous method for quantifying misstatements, the roll-over method.
     Historical Stock-Based Compensation Practices
     On May 23, 2007, we announced that we had completed our self-initiated, voluntary review of our historical stock-based compensation practices and determined the related accounting impact.
     The review was conducted under the direction of the Audit Committee of our Board of Directors, who engaged the law firm of Cahill Gordon & Reindel LLP, with whom we had no previous relationship, as independent outside legal counsel to assist in conducting the review. The scope of the review covered approximately 400 grant actions (on approximately 170 grant dates) from November 1, 1996 through September 12, 2006. Within these pools of grants are more than 58,000 individual grants. In total, the review encompassed awards relating to more than 230 million shares of common stock granted over the ten-year period.
     The Audit Committee, together with its independent outside legal counsel, did not find any evidence of intentional wrongdoing by any former or current Novell employees, officers or directors. We have determined, however, that we utilized incorrect measurement dates for some of the stock-based compensation awards granted during the review period. The incorrect measurement dates can be attributed primarily to the following reasons:

     Administrative Corrections — In the period of fiscal 1997 to 2005, we corrected administrative errors identified subsequent to the original authorization by awarding stock options that we dated with the original authorization date. The administrative errors included incorrect lists of optionees, generally new hires who were inadvertently omitted from the lists of optionees because of the delayed updating of our personnel list, and miscalculations of the number of options to be granted to particular employees on approved lists.
     Number of Shares Approved Not Specified — Documented authorization for certain grants, primarily in the period from fiscal 1997 through 2000, lacked specificity for some portion or all of the grant.
     Authorization Incomplete or Received Late — For certain grants, primarily in the period from fiscal 1997 through 2004, there is incomplete documentation to determine with certainty when the grants were actually authorized or the authorization was received after the stated grant date.
     In light of the above findings, we and our advisors performed an exhaustive process to uncover all information that could be used in making a judgment as to appropriate measurement dates. We used all available information to form conclusions as to the most likely option granting actions that occurred and to form conclusions as to the appropriate measurement dates.
     Under APB No. 25, “Accounting for Stock Issued to Employees,” because the exercise prices of the stock options on the new measurement dates were, in some instances, lower than the fair market value of the underlying stock on such dates, we are required to record compensation expense for these differences. As a result, stock-based compensation expense in a cumulative after-tax amount of approximately $19.2 million should have been reported in the consolidated financial statements for the fiscal years ended October 31, 1997 through October 31, 2005. After considering the materiality of the amounts of stock-based compensation and related income tax effects that should have been recognized in each of the applicable historic periods, including the interim periods of fiscal 2005 and 2006, we determined that the errors were not material to any prior period, on either a quantitative or qualitative basis, under our previous method for quantifying misstatements, the roll-over method. Therefore, we will not restate our consolidated financial statements for prior periods. In accordance with the provisions of SAB 108, we decreased beginning retained earnings at November 1, 2005 by approximately $19.2 million, from $984.1 million to $964.9 million, or a reduction of two percent, with the offset to additional paid-in capital in the consolidated balance sheet.
     The following table summarizes the effects, net of income taxes, (on a cumulative basis prior to fiscal 2004 and in fiscal 2004 and 2005) resulting from changes in measurement dates and the related application of the guidance applicable to the initial compliance with SAB 108:

(amounts in 000s)
Cumulative prior to fiscal 2004	$18,291
Fiscal 2004	698
Fiscal 2005	201

Total adjustment at November 1, 2005	$19,190

D. Acquisitions and Equity Investments
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
     The purchase price was allocated as follows:

	Estimated	Estimated
	Fair Value	Useful Life
	(In thousands)
Fair value of net tangible liabilities assumed	$(1,135)	N/A
In-process research and development	2,110	N/A
Identifiable intangible assets:
Developed technology	6,920	3 years
Customer relationships	3,640	3 years
Trademarks/trade names	390	3 years
Goodwill	60,908	Indefinite

Total net assets acquired	$72,833

     The fair value of net tangible liabilities assumed and goodwill balances in the table above include an adjustment of $0.5 million recorded during the third quarter of fiscal 2006 to reflect a true-up of the net tangible liabilities we acquired.
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
     In-process research and development valued in the amount of $2.1 million pertains to technology that was not technologically feasible at the date of the acquisition, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, and was not ready for initial customer testing. At the acquisition date, e-Security was working on the next two releases of its product called Sentinel, which had been scheduled to be released in the third calendar quarter of 2006 and in the first calendar half of 2007. These releases had not yet achieved technological feasibility at the time of acquisition. The in-process research and development was valued based on discounting estimated future cash flows from the related products. Completion of the development of the future upgrades of the Sentinel products is dependent upon our successful integration of the e-Security products with Novell products and services. The in-process research and development does not have any alternative future use and did not otherwise qualify for capitalization. As a result, this amount was expensed upon acquisition.
     Developed technology relates to e-Security products that were commercially available and could be combined with Novell products and services. Discounted expected future cash flows attributable to the products were used to determine the value of developed technology. This resulted in a valuation of approximately $6.9 million related to developed technology that had reached technological feasibility.
     The valuation of customer relationships in the amount of $3.6 million, which relates primarily to customers under maintenance agreements, was determined based on discounted expected future cash flows to be received as a result of the agreements and assumptions about their renewal rates.
     Goodwill from the acquisition resulted from our belief that the Sentinel products developed by e-Security are a valuable addition to our identity and access management offerings. We believe they will help us remain competitive in the security and compliance markets and increase our identity and access management revenue. The goodwill from the e-Security acquisition was allocated among our geographic operating segments (see Note I).
     If the e-Security acquisition had occurred on November 1, 2004, the unaudited pro forma results of operations for the three and nine months ended July 31, 2006 and 2005 would have been:

	Three months ended		Nine months ended
	July 31,	July 31,	July 31,	July 31,
(amounts in thousands)	2006	2005	2006	2005
Net revenue	$241,352	$255,803	$726,868	$759,527
Net income available to common stockholders — diluted	$(6,468)	$1,049	$(6,314)	$376,759
Net income per share available to common stockholders — diluted	$(0.02)	$0.00	$(0.02)	$0.86
     Open Invention Network LLC
     In November 2005, Open Invention Network LLC (“OIN”) was established by us, IBM, Philips, Red Hat and Sony. OIN is a privately held company that has and will acquire patents to promote Linux and open source by offering its patents on a royalty-free basis to any company, institution or individual that agrees not to assert its patents against the Linux operating system or certain Linux-related applications. In addition, OIN, in its discretion, will enforce its patents to the extent it believes such action will serve to further protect and promote Linux and open source. Each party contributed capital with a fair value of $20.0 million to OIN. We account for our 20% ownership interest using the equity method of accounting. Our $20.0 million contribution consisted of patents with a fair value of $15.8 million, including $0.3 million of prepaid acquisition costs, and cash of $4.2 million. At the time of the contribution, the patents had a book value of $14.4 million, including $0.3 million of prepaid acquisition costs. The $1.4 million difference between the fair value and book value of the patents will be amortized to our investment in OIN account and equity income over the remaining estimated useful life of the patents, which is approximately nine years. Our investment in OIN as of July 31, 2006 of $18.8 million is classified as other assets in the consolidated balance sheets.

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
E. Divestitures
     Celerant
     On May 24, 2006, we sold our shares in Celerant consulting to a group comprised of Celerant management and Caledonia Investments plc for $77.0 million in cash. Celerant consulting was acquired by Novell in 2001 as part of the Cambridge Technology Partners (“CTP”) acquisition. There will be no ongoing shareholding or operational relationship between us and Celerant consulting. The sale of Celerant consulting does not impact our IT consulting business.
     Celerant consulting is accounted for as a discontinued operation, and, accordingly, its results of operations and the gain on the sale of Celerant consulting are reported separately in a single line item in our consolidated statement of operations. The results of discontinued operations for the third quarter and first nine months of fiscal 2006 and 2005 are as follows:

	Three months ended		Nine months ended
	July 31,	July 31,	July 31,	July 31,
(In thousands)	2006	2005	2006	2005
Celerant net revenue	$11,637	$37,832	$83,341	$125,788

Celerant income before taxes	$205	$2,752	$1,783	$7,642
Gain on sale of Celerant	11,960	—	11,960	—
Income tax (benefit) expense	(2,871)	1,172	972	2,926

Income from discontinued operations	$15,036	$1,580	$12,771	$4,716

     The gain on the sale of Celerant was calculated as follows:

(In thousands)
Sales price	$77,014
Costs to sell	(2,405)

74,609

Net book value of Celerant:
Cash	37,344
Accounts receivable, net	35,185
Other current assets	2,418
Goodwill	24,452
Other long-term assets	1,978
Current liabilities	(26,878)
Minority interest	(2,993)
Foreign exchange and other	(8,857)

62,649

Gain on sale of Celerant before income taxes	$11,960

     Japan Consulting Group
     On June 23, 2006, we signed a binding Sale Agreement (“Agreement”) to sell our Japan consulting group (“JCG”) to Nihon Unisys, LTD (“Unisys”) for $4.0 million. $2.8 million of the selling price was paid at closing and $1.2 million is contingent upon certain key employees remaining employed by Unisys for the 12 month period after closing. The sale was completed on August 10, 2006. Unisys will pay $200,000 for each key employee that is still employed by Unisys at the end of the retention period up to $1.2 million.

     As a result of executing the Agreement to sell the JCG during the third quarter of fiscal 2006, the assets and liabilities related to the JCG have been classified as “held for sale” in our financial statements in accordance with SFAS No. 144. SFAS No. 144 requires an asset group that is held for sale to be recorded at the lower of its carrying amount or fair value less costs to sell. Any impairment loss is to be recorded in the period in which the asset group is classified as held for sale. We recorded an impairment loss in our Asia Pacific segment of $8.3 million related to the excess carrying amount of the JCG over its fair value. The loss on the sale of the JCG was calculated as follows:

(In thousands)
Fair value of JCG (non-contingent selling price)	$2,800
Costs to sell	(393)

2,407

Net book value of JCG:
Current assets	2,935
Goodwill	7,106
Current liabilities	(619)
Foreign exchange and other	1,258

10,680

Impairment loss on sale of JCG before income taxes	$8,273

     It is anticipated that the JCG will continue to be a key partner for Novell with respect to subcontracting consulting services. Likewise, the cash flows from the JCG to Novell are also anticipated to increase as Novell plans to be a subcontractor for the JCG. As a result of our expected continuing involvement, the JCG has not been presented as a discontinued operation.
F. Cash, Cash Equivalents, and Short-Term Investments
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
     At July 31, 2006, approximately $6.7 million of our equity securities were designated for deferred compensation payments, which are paid out as requested by the participants of the plan.
     At July 31, 2006, contractual maturities of our short-term investments were:

		Fair Market
(In thousands)	Cost	Value
Less than one year	$320,304	$318,633
Due in one to two years	277,746	273,311
Due in two to three years	110,970	109,685
Due in more than three years	88,607	87,990
No contractual maturity	8,624	8,996

Total short-term investments	$806,251	$798,615

     When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in investment income in the consolidated statements of operations. Realized gains and losses on short-term investments were as follows:

	Three months ended		Nine months ended
	July 31,	July 31,	July 31,	July 31,
(In thousands)	2006	2005	2006	2005
Realized gains	$71	$60	$312	$445
Realized losses	$(297)	$(235)	$(1,831)	$(793)
     We had net unrealized losses related to short-term investments of $7.6 million at July 31, 2006 and October 31, 2005. Our short-term investment portfolio includes gross unrealized gains and losses of $0.5 million and $8.1 million, respectively, as of July 31, 2006. We did not record any impairment losses on short-term investments during the first nine months of fiscal 2006 or fiscal 2005 as we considered the unrealized losses to be temporary.
G. Property, Plant and Equipment
     During the second quarter of fiscal 2006, we sold a corporate aviation asset with a net book value of $5.1 million for $7.3 million, net of commissions, resulting in a gain of $2.2 million. During the third quarter of fiscal 2006, we sold a second corporate aviation asset and certain corporate real estate assets with an aggregate net book value of approximately $13.9 million for $17.7 million, net of commissions, resulting in a gain of $3.8 million.
H. Long-Term Investments
     At July 31, 2006, long-term investments primarily consisted of investments made in venture capital partnerships. Long-term investments, over which we do not have the ability to exercise significant influence, are accounted for initially at cost and written down to fair value when indicators of impairment are deemed to be other than temporary.
     We routinely review our long-term investments for impairment. To assess impairment, we analyze the forecasted financial performance of the investees and our estimate of the potential for investment recovery based on the financial performance factors. During the third quarters of fiscal 2006 and 2005, we recognized impairment losses on long-term investments totaling $0.3 million and $0.7 million, respectively. During the first nine months of fiscal 2006 and 2005, we recognized impairment losses on long-term investments totaling $0.9 million and $2.6 million, respectively.
I. Goodwill and Intangible Assets
     Goodwill
     The following is a summary of goodwill as of the dates shown resulting from the indicated acquisitions:

	July 31,	October 31,
(In thousands)	2006	2005
SUSE	$172,086	$176,963
SilverStream	110,495	112,622
e-Security	59,699	—
Ximian	32,951	33,852
Cambridge Technology Partners	—	25,903
Tally	15,052	16,308
Immunix	14,374	14,676
Salmon	11,702	6,146
Onward Novell	2,010	—
Other technology companies	9,006	9,039

Total goodwill	$427,375	$395,509

     Goodwill is allocated to our reporting segments. In fiscal 2006, we changed our reporting segments to Americas, EMEA, Asia Pacific, and Celerant consulting (see Note V). Previously, Latin America was separate from North America, and Japan was separate from Asia Pacific. Goodwill from our acquisition of Cambridge Technology Partners related to our Celerant consulting subsidiary, which we sold during the third quarter of fiscal 2006 (see Note E).

     Goodwill by reporting segment is as follows:

			Asia	Celerant
(In thousands)	Americas	EMEA	Pacific	Consulting	Total
Balance as of October 31, 2005	$191,498	$150,487	$27,621	$25,903	$395,509
Onward Novell minority interest acquisition	—	—	2,010	—	2,010
e-Security acquisition	38,986	16,450	5,472	—	60,908
Celerant consulting divestiture	—	—	—	(24,452)	(24,452)
Impairment loss on Japan consulting group held for sale	—	—	(7,106)	—	(7,106)
Adjustments	(1,887)	4,049	(205)	(1,451)	506

Balance as of July 31, 2006	$228,597	$170,986	$27,792	$—	$427,375

     The adjustment of $7.1 million related to loss on sale of the JCG included its proportional share of goodwill from our SUSE acquisition of $4.9 million, our e-Security acquisition of $1.2 million and $1.0 million related to various other acquisitions. Adjustments to goodwill during the first nine months of fiscal 2006 increased goodwill by $0.5 million and were comprised of a $5.7 million increase to Salmon goodwill primarily for purchase price adjustments for a second and final contingent earn-out payment that was earned during the 2006 fiscal third quarter, a $0.1 million increase for foreign currency adjustments, partially reduced by $3.8 million of tax-related adjustments, and a $1.5 million reduction related to facility merger liability releases where the costs to exit certain facilities were less than originally estimated at the time of merger. The $3.8 million tax adjustments were attributable to SilverStream, Celerant consulting (acquired through the acquisition of Cambridge Technology Partners), Ximian, Tally, and Immunix and related to the reversal of deferred tax asset valuation allowances attributable to acquired net operating loss carryforwards that were utilized by income generated in the first nine months of fiscal 2006. Goodwill was reduced for this adjustment because a portion of it related to the valuation allowances on acquired net operating losses that were established during the allocation of the purchase price for each of these acquisitions.
     Intangible Assets
     The following is a summary of intangible assets:

	July 31, 2006			October 31, 2005
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
(In thousands)	Amount	Amortization	Value	Amount	Amortization	Value	Asset Lives
Developed technology	$30,929	$(20,054)	$10,875	$22,850	$(16,718)	$6,132	3-4 years
Trademarks and trade names	25,961	(88)	25,873	25,571	(20)	25,551	3 years or Indefinite
Patents	—	—	—	15,500	(1,392)	14,108	10 years
Customer/contractual relationships	23,002	(15,543)	7,459	19,362	(10,454)	8,908	1-3 years
Internal use software	5,193	(4,624)	569	5,193	(3,700)	1,493	3 years
Non-compete agreement	422	(279)	143	422	(193)	229	3 years

Total intangible assets	$85,507	$(40,588)	$44,919	$88,898	$(32,477)	$56,421

     During the third quarter of fiscal 2006, we purchased developed technology for $1.2 million, which will be integrated into our Workspace Solutions products. During the second quarter of fiscal 2006, we recorded $0.4 million for trademarks, $3.6 million for customer relationships, and $6.9 million for developed technology related to the acquisition of e-Security. During the first quarter of fiscal 2006, we contributed our patent portfolio towards our 20% ownership interest in OIN. At the time of the contribution, these patents, which we acquired for $15.5 million, had a net book value of $14.1 million.
     Amortization of intangible assets for the third quarters of fiscal 2006 and 2005 was $3.7 million and $3.9 million, respectively. Amortization of intangible assets for the first nine months of fiscal 2006 and 2005 was $9.5 million and $10.3 million, respectively. Amortization of intangibles is estimated to be approximately $3.3 million for the remainder of fiscal 2006, $8.3 million in fiscal 2007, $5.6 million in fiscal 2008, and $2.2 million in fiscal 2009.
J. Income Taxes
     We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. Income taxes for the third quarter of fiscal 2006, and for the first nine months of fiscal 2006, were recorded for income from continuing operations and were recorded for income from discontinued operations. For the third quarter of fiscal 2006, we provided an income tax benefit on income from continuing operations of $8.0 million and an income tax benefit on income from discontinued operations of $2.9 million. We provided an income tax benefit for the third quarter of fiscal 2006 due to changes in our estimated annual pre-tax income and due to the impact of a discrete item related to provision to tax return adjustments. For the first nine months of fiscal 2006, we provided income tax expense of $7.0 million on income from continuing operations and income tax expense of $1.0 million on income from discontinued operations.
     Income taxes were recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items). Due to the utilization of a significant amount of our net operating loss carryforwards during fiscal 2005, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of SFAS No. 123(R), we elected to follow the tax ordering laws to determine the sequence in which deductions and net operating loss carryforwards are utilized. Accordingly, during the third quarter and first nine months of fiscal 2006, a tax benefit relating to stock options for current year exercises and utilization of previously reserved acquired net operating losses of $0.6 million and $5.9 million, respectively, was credited to additional paid-in capital and a benefit of $0.1 million and $3.6 million, respectively, was credited to goodwill for the utilization of previously reserved acquired net operating losses. In addition, during the third quarter of fiscal 2006, we recorded a net tax benefit of $1.8 million related to provision to tax return adjustments for 2005 returns that were filed.
     The effective tax rate differs from the federal statutory rate of 35% primarily due to the effects of stock-based compensation plans, differences between book and tax items and foreign taxes. The effective tax rate on income from continuing operations for the third quarter of fiscal 2006 was 28% compared to the effective tax rate of 92% for the same period in 2005. The effective tax rate on income from continuing operations for the first nine months of fiscal 2006 was 116% compared to the effective tax rate of 18% for the same period in 2005. The effective tax rates for the third quarter and the first nine months of fiscal 2006 differ from the effective tax rates for the third quarter and the first nine months of fiscal 2005 due to the use of net operating losses in the first quarter of fiscal 2005, which offset income tax expense associated primarily with the income generated from a settlement we reached with Microsoft in the first quarter of fiscal 2005. The effective tax rate for fiscal 2006 will be higher than the rate for fiscal 2005 primarily because the fiscal 2005 rate reflected a benefit recorded to income tax expense from the use of a significant amount of our net operating loss carryforwards.
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
     We paid cash for income taxes of $2.7 million in the third quarter of fiscal 2006 and $4.5 million during the same period of fiscal 2005. We paid cash for income taxes of $13.2 million in the first nine months of fiscal 2006 and $17.4 million during the same period of fiscal 2005. During the quarter, we received a cash refund of $4.2 million from the Internal Revenue Service relating to net operating loss carrybacks made possible under the “Job Creation and Worker Assistance Act of 2002.” We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated. The amount reflected in the consolidated balance sheet at July 31, 2006 is considered adequate based on our assessment of many factors including: results of tax audits, past experience and interpretations of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors.
K. Line of Credit
     As of July 31, 2006, we had a $25.0 million bank line of credit available for letter of credit purposes, at which time there were standby letters of credit of $15.0 million outstanding under this line, all of which are collateralized by cash. On April 1, 2007, we voluntarily decreased our line of credit to $20.0 million. The bank line of credit expires on April 1, 2008. The bank line of credit is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations.
     We were in compliance with all financial covenants relating to this line of credit as of July 31, 2006. The bank line is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. Under the terms of the credit agreement, we are required to provide a copy of our quarterly reports filed with the SEC not later than 45 days after and as of the end of each quarter. Due to the voluntary review of our historical stock-based compensation practices that was announced in August 2006 and not completed until May 2007, we did not file our third quarter fiscal 2006 Form 10-Q, fiscal 2006 Form 10-K, and first quarter fiscal 2007 Form 10-Q in a timely manner. On September 19, 2006, we reached an agreement with Wells Fargo Bank, which extended the deadline for providing a copy of all outstanding SEC filings until November 30, 2006. This extension for providing a copy of all outstanding SEC filings was further extended to June 30, 2007.
     In addition, at July 31, 2006, we had outstanding letters of credit of an insignificant amount at other banks.

L. Restructuring and Merger Liabilities
     Restructuring Liabilities
     Our restructuring activities in previous periods are disclosed in detail in our Annual Report on Form 10-K for fiscal 2005. The following table summarizes the restructuring reserve balance and activity during the first nine months of fiscal 2006:

	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2001
(In thousands)	Restructurings	Restructurings	Restructuring	Restructuring	Restructurings	Total
Balance at October 31, 2005:
Workforce reductions	$28,492	$1,243	$—	$—	$—	$29,735
Excess facilities, property and equipment	6,451	1,457	3,121	3,660	327	15,016
Other restructuring-related costs	259	—	10	37	274	580

Total restructuring reserve balance	35,202	2,700	3,131	3,697	601	45,331

Adjustments:
Workforce reductions	(1,702)	(231)	—	—	—	(1,933)
Excess facilities, property and equipment	148	487	434	—	—	1,069
Other restructuring-related costs	—	—	—	(37)	(259)	(296)

Total adjustments	(1,554)	256	434	(37)	(259)	(1,160)

Payments:
Workforce reductions	(24,697)	(1,012)	—	—	—	(25,709)
Excess facilities, property and equipment	(3,712)	(928)	(1,067)	(1,114)	(327)	(7,148)
Other restructuring-related costs	(151)	—	(10)	—	(15)	(176)

Total payments	(28,560)	(1,940)	(1,077)	(1,114)	(342)	(33,033)

Balance at July 31, 2006:
Workforce reductions	2,093	—	—	—	—	2,093
Excess facilities, property and equipment	2,887	1,016	2,488	2,546	—	8,937
Other restructuring-related costs	108	—	—	—	—	108

Total restructuring reserve balance	$5,088	$1,016	$2,488	$2,546	$—	$11,138

     Net adjustments reduced the restructuring reserves during the first nine months of fiscal 2006 of $1.1 million related to changes in estimates, of which $0.6 million related to EMEA, $0.4 million related to Asia Pacific, and $0.1 million related to each of the Americas and Celerant consulting. Net adjustments of $0.1 million were reclassified to general and administrative expenses during the first nine months of fiscal 2006 and Celerant’s $0.1 million of adjustments were reclassified to discontinued operations, so the net impact to restructuring expense on the consolidated statement of operations is $1.0 million.
     Merger Liabilities
     The following table summarizes the merger liabilities balance and activity during the first nine months of fiscal 2006:

	Balance at			Balance at
	October 31,	Additions From	Payments/	July 31,
(In thousands)	2005	Acquisitions	adjustments	2006
Facilities related	$17,606	$—	$(3,090)	$14,516
Employee related	169	437	(365)	241
Other	76	646	(596)	126

Total merger liabilities	$17,851	$1,083	$(4,051)	$14,883

     Additions from acquisitions relates to merger liabilities from the acquisition of e-Security in April 2006.
     As of July 31, 2006, the remaining unpaid restructuring and merger liability balances include accrued liabilities related to severance benefits which will be paid out over the remaining severance obligation period, lease costs for redundant facilities which will be paid over the respective remaining contract terms, and various employee-related severance costs which will be primarily paid over the next twelve months.

M. Asset Retirement Obligations
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which responded to diversity in practice of how SFAS No. 143, “Accounting for Asset Retirement Obligations,” was being implemented. Specifically, FIN 47 recognized that, when uncertainty about the timing and/or settlement method existed, some entities were recognizing the fair value of asset retirement obligations (“AROs”) prior to retirement of the asset, while others were recognizing the fair value of the obligation only when it was probable that the asset would be retired on a specific date or when the asset was actually retired. FIN 47 clarified that the uncertainty surrounding the timing and method of settlement when settlement is conditional on a future event occurring should be reflected in the measurement of the liability, not in the recognition of the liability. AROs must be recognized even though uncertainty may exist about the timing or method of settlement and therefore a liability should be recognized when the ARO is incurred. We adopted FIN 47 on May 1, 2006. FIN 47 requires an entity to recognize the cumulative effect of initially applying FIN 47 as a change in accounting principle.
     Prior to the issuance of FIN 47, we accounted for AROs when it became probable that the asset would be retired or when the asset was actually retired. Our AROs result from facility operating leases where we are the lessee and the lease agreement contains a reinstatement clause, which generally requires any leasehold improvements we make to the leased property to be removed, at our cost, at the end of the lease.
     Upon adoption, we recorded an increase to leasehold improvements within our fixed assets of $0.9 million, an increase to accrued liabilities of $1.8 million and an expense recorded as a cumulative effect of implementing this accounting change of $0.9 million in our third quarter of fiscal 2006. Operating expense for the third quarter of fiscal 2006 included $0.1 million for depreciation expense related to the additions to leasehold improvements for AROs and for accretion of the ARO liability. The liability for AROs recorded as of July 31, 2006 approximates the liability that would have been recorded as of October 31, 2005.
N. Senior Convertible Debentures
     On July 2, 2004, we issued and sold $600.0 million aggregate principal amount of our senior convertible debentures (“Debentures”) due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year until maturity, commencing January 15, 2005. During the third quarter and first nine months of fiscal 2006, we incurred interest expense of $0.8 million and $2.3 million, respectively, related to the Debentures and made cash payments for interest of $3.0 million during the first nine months of fiscal 2006.
     In connection with the issuance of the Debentures, we incurred $14.9 million of issuance costs, which primarily consisted of investment banker, legal and other professional fees. These costs are classified within Other Assets and are being amortized as interest expense using the effective interest method over the term from issuance through the date that the holders can first require repurchase of the Debentures (July 15, 2009). Amortization expense related to the issuance costs was $0.7 million and $2.2 million for both the third quarter and first nine months of fiscal 2006 and fiscal 2005, respectively.
     Due to the voluntary review of our historical stock-based compensation practices that was announced in August 2006 and not completed until May 2007, we did not file our third quarter fiscal 2006 Form 10-Q in a timely manner. In September 2006, we received a letter from Wells Fargo Bank, N.A., the trustee of our Debentures, which asserted that Novell is in default under the indenture because of the delay in filing its Form 10-Q for the period ended July 31, 2006. The letter stated that the asserted default would not become an “event of default” under the indenture if the company cured the default within 60 days after the date of the notice. We believe that these above-mentioned notices of default were invalid and without merit because the indenture only requires us to provide the trustee copies of SEC reports within 15 days after such filings are actually made. However, in order to avoid the expense and uncertainties of further disputing whether a default under the indenture has occurred, we solicited consents from the holders of the Debentures to proposed amendments to the indenture that would give Novell until Thursday, May 31, 2007 to become current in our SEC reporting obligations and a waiver of rights to pursue remedies available under the indenture with respect to any default caused by our not filing SEC reports timely. On November 9, 2006, we received consents from the holders of the Debentures, and therefore we and the trustee entered into a first supplemental indenture implementing the proposed amendments described in the consent solicitation statements. Under the terms of the consent solicitation and first supplemental indenture, we will pay an additional 7.3% per annum, or $44.0 million, in special interest on the Debentures from November 9, 2006 to, but excluding November 9, 2007. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), since the change in the terms of the Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification, and therefore the additional $44.0 million, of special interest payments will be expensed over the period from November 9, 2006 through July 15, 2009. During the period of November 9, 2006 through July 15, 2009, the new effective interest rate on this debt, including the $44.0 million will be 3.2%. The $44.0 million will be paid as special interest payments over three periods; the first payment of $8.1 million occurred in January 2007. The next payment of $22.0 million will occur in July 2007, and the final payment of $13.9 million will occur in January 2008. In addition, we paid approximately $1.5 million in fees to Citigroup for work performed on the consent process.

O. Guarantees
     We have provided a guarantee to a foreign taxing authority in the amount of $2.6 million related to a foreign tax audit. It is expected that the term of the foreign tax audit guarantee will continue until the conclusion of the audit. In addition, we have provided a guarantee to a customer for the performance of one of our foreign subsidiaries on a maintenance contract in the amount of $0.4 million, and a $0.2 million guarantee to a vendor of our foreign subsidiaries to guarantee lease payments. At July 31, 2006, we had $2.6 million accrued for these guarantees. We have also provided other guarantees of insignificant amounts for various purposes.
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
P. Commitments and Contingencies
     As of July 31, 2006, we had a carrying value of $53.6 million related to long-term investments in various venture capital funds (Note G) and had commitments to contribute an additional $13.1 million to these funds at times and amounts as requested by the fund managers.
Q. Legal Proceedings
     Between September and November of 2006, seven separate purported derivative complaints were filed in Massachusetts state and federal courts against us and many of our current and former officers and directors asserting various claims related to alleged options backdating. Novell is also named as a nominal defendant in these complaints, although the actions are derivative in nature and purportedly asserted on behalf of Novell. These actions arose out of our announcement of a voluntary review of our historical stock-based compensation practices. The complaints essentially allege that since 1999, we have materially understated our compensation expenses and, as a result, overstated actual income. The five actions filed in federal court have been consolidated, and the parties to that action have stipulated that the defendants’ answer or motion to dismiss will be due 45 days after the filing of an amended complaint. The two actions filed in state court have also been consolidated and transferred to the Business Litigation Session of Massachusetts Suffolk County Superior Court, and the parties to that action have stipulated that the defendants’ answer or motion to dismiss will be due 30 days after the filing of an amended complaint. We are in the process of evaluating these claims.
     On November 12, 2004, we filed suit against Microsoft in the U.S. District Court, District of Utah. We are seeking treble and other damages under the Clayton Act, based on claims that Microsoft eliminated competition in the office productivity software market during the time that we owned the WordPerfect word-processing application and the Quattro Pro spreadsheet application. Among other claims, we allege that Microsoft withheld certain critical technical information about Windows from us, thereby impairing our ability to develop new versions of WordPerfect and other office productivity applications, and that Microsoft integrated certain technologies into Windows designed to exclude WordPerfect and other Novell applications from relevant markets. In addition, we allege that Microsoft used its monopoly power to prevent original equipment manufacturers from offering WordPerfect and other applications to customers. On June 10, 2005, Microsoft’s motion to dismiss the complaint was granted in part and denied in part. On September 2, 2005, Microsoft sought appellate review of the District Court’s denial of its motion. On January 31, 2006, the Fourth Circuit Court of Appeals granted interlocutory review of Microsoft’s appeal with respect to the question of whether Novell lacked standing to assert the antitrust claims allowed by the District Court. As a result of Microsoft’s appeal, Novell filed a notice of appeal of the District Court’s dismissal of Novell’s other causes of action. Both appeals have been fully briefed and argued before the Circuit Court; however, it is uncertain when a final decision can be expected. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.
     On January 20, 2004, the SCO Group, Inc. (“SCO”) filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. We removed the action to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare have harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. The District Court dismissed the original complaint, but allowed SCO an opportunity to file an amended complaint, which SCO did on July 9, 2004. On July 29, 2005, Novell filed an answer to the amended complaint setting forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. On February 3, 2006, SCO filed a Second Amended Complaint alleging that Novell has violated the non-competition provisions of the agreement under which we sold our Unix business to SCO, that we failed to transfer all of the Unix business, that we infringe SCO’s copyrights, and that we are engaging in unfair competition by attempting to deprive SCO of the value of the Unix technology. SCO seeks to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and to cause us to pay actual, special and punitive damages in an amount to be proven at trial. As a result of SCO’s Second Amended Complaint, SUSE filed a demand for arbitration before the International Court of Arbitration in Zurich, Switzerland, pursuant to a “UnitedLinux Agreement” in which SCO and SUSE were parties. Hearings before the International Court Tribunal are currently set for December 2007. The issues related to SCO’s claimed ownership of the UNIX copyrights and Novell’s rights under the UNIX agreements with SCO are currently scheduled for trial in the U.S. District Court, District of Utah, for September 2007. We believe that we have meritorious defenses to SCO’s claims and meritorious support for our counterclaims. Accordingly, we intend to vigorously pursue our claims while defending against the allegations in SCO’s complaint. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.
     On July 12, 2002, Amer Jneid and other related plaintiffs filed a complaint in the Superior Court of California, Orange County, alleging claims for breach of contract, fraud in the inducement, misrepresentation, infliction of emotional distress, rescission, slander and other claims against us in connection with our purchase of so-called “DeFrame” technology from the plaintiffs and two affiliated corporations (TriPole Corporation and Novetrix), and employment agreements we entered into with the plaintiffs in connection with the purchase. The complaint sought unspecified damages, including “punitive damages.” The dispute (resulting in these claims) arises out of the plaintiffs’ assertion that we failed to properly account for license distributions which the plaintiffs claim would have entitled them to certain bonus payouts under the purchase and employment agreements. After a lengthy jury trial, the jury returned a verdict in favor of the various plaintiffs on certain contract claims and in favor of us on the remaining claims. The jury verdict found in favor of the plaintiffs and against us in the amount of approximately $19 million. Our equitable defenses are expected to be ruled on by the trial court in late Spring 2007. Depending on the outcome of such rulings, a judgment against us may be entered at such time. In the event a final judgment is entered by the trial court, we intend to file various post-trial motions, including a motion for judgment notwithstanding the verdict. If necessary, we intend to pursue an appeal of any resulting judgment.
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
     During the first nine months of fiscal 2006, we recorded a gain of $1.2 million related to a settlement we received from one of our insurance companies for past legal expenses that were covered under our insurance policies. During the first nine months of fiscal 2006, we also recorded a $24.0 million adjustment to reflect changes in facts and circumstances surrounding our outstanding contingencies.
     We account for legal reserves under SFAS No. 5, which requires us to accrue for losses we believe are probable and can be reasonably estimated. We evaluate the adequacy of our legal reserves based on our assessment of many factors, including our interpretations of the law and our assumptions about the future outcome of each case based on current information. It is reasonably possible that our legal reserves could be increased or decreased in the near term based on our assessment of these factors. We are currently party to various legal proceedings and claims involving former employees, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

R. Redeemable Preferred Stock
     Holders of our Series B Preferred Stock are entitled to dividends of 2% of the redemption value per annum, payable quarterly in cash. Dividends on the Series B Preferred Stock during the first nine months of fiscal 2006 amounted to $141,000, all of which have been paid.
S. Net Income (Loss) Per Share From Continuing Operations Available to Common Stockholders
     The following table reconciles the numerators and denominators of the net income per share from continuing operations calculation for the third quarters of fiscal 2006 and 2005:

	Three Months Ended
	July 31,	July 31,
(In thousands, except per share data)	2006	2005
Basic net income (loss) per share computation:
Net income (loss) from continuing operations	$(20,560)	$560
Dividends on Series B Preferred Stock	(47)	(125)
Allocation of earnings to holders of Series B Preferred Stock	—	(5)

Net income (loss) from continuing operations attributable to common stockholders	$(20,607)	$430

Weighted-average common shares outstanding, excluding unvested restricted stock	340,127	380,242

Basic net income (loss) per share from continuing operations attributable to common stockholders	$(0.06)	$0.00

Diluted net income (loss) per share computation:
Net income (loss) from continuing operations	$(20,560)	$560
Dividends on Series B Preferred Stock	(47)	(125)
Allocation of earnings to the holders of Series B Preferred Stock	—	(5)

Diluted net income (loss) from continuing operations attributable to common stockholders	$(20,607)	$430

Weighted-average common shares outstanding	340,127	380,242
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	—	5,135

Total adjusted weighted-average common shares	340,127	385,377

Diluted net income (loss) per share from continuing operations attributable to common stockholders	$(0.06)	$0.00

     The 1.5 million and 4.0 million shares of common stock attributable to the assumed conversion of outstanding Series B Preferred Stock in the third quarters of fiscal 2006 and 2005, respectively, and the 52.0 million shares attributable to the assumed conversion of outstanding Debentures were not included in the calculation of diluted net income per share in the third quarters of fiscal 2006 and 2005 as their effects were antidilutive. Incremental shares attributable to the assumed conversion of outstanding options were not included in the calculation of diluted net income per share for the three months ended July 31, 2006 as their effect would have been antidilutive due to the net loss from continuing operations. Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out of the money”) for the three months ended July 31, 2006 were also not included in the calculation of diluted net income per share as their effect would have been antidilutive. Out of the money options for the third quarters of fiscal 2006 and 2005 totaled 23,589,883 and 24,393,110, respectively.

     The following table reconciles the numerators and denominators of the net income per share from continuing operations calculation for the first nine months of fiscal 2006 and 2005:

	Nine Months Ended
	July 31,	July 31,
(In thousands, except per share data)	2006	2005
Basic net income (loss) per share computation:
Net income (loss) from continuing operations	$(13,088)	$376,958
Dividends on Series B Preferred Stock	(141)	(375)
Allocation of earnings to holders of Series B Preferred Stock	—	(3,937)

Net income (loss) from continuing operations attributable to common stockholders	$(13,229)	$372,646

Weighted-average common shares outstanding, excluding unvested restricted stock	368,106	378,573

Basic net income (loss) per share from continuing operations attributable to common stockholders	$(0.04)	$0.98

Diluted net income (loss) per share computation:
Net income (loss) from continuing operations	$(13,088)	$376,958
Dividends on Series B Preferred Stock	(141)	(375)
Allocation of earnings to the holders of Series B Preferred Stock	—	(3,937)
Interest expense on the Debentures	—	2,250
Amortization of debt issuance costs	—	2,229

Diluted net income (loss) from continuing operations attributable to common stockholders	$(13,229)	$377,125

Weighted-average common shares outstanding	368,106	378,573
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	—	5,173
Incremental shares attributable to the assumed conversion of the Debentures	—	52,074

Total adjusted weighted-average common shares	368,106	435,820

Diluted net income (loss) per share from continuing operations attributable to common stockholders	$(0.04)	$0.87

     The 1.5 million shares of common stock attributable to the assumed conversion of outstanding Series B Preferred Stock and the 52.0 million shares attributable to the assumed conversion of outstanding Debentures were not included in the calculation of diluted net income per share in the first nine months of fiscal 2006 as their effects were antidilutive. The 4.0 million shares of common stock attributable to the assumed conversion of outstanding Series B Preferred Stock were not included in the calculation of diluted net income per share in the first nine months of fiscal 2005 as their effects were antidilutive. Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out of the money”) for the nine months ended July 31, 2006 were also not included in the calculation of diluted net income per share as their effect would have been antidilutive. Out of the money options as of July 31, 2006 and 2005 totaled 21,555,367 and 24,965,693, respectively.
T. Comprehensive Income
     The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
(In thousands)	2006	2005	2006	2005
Net income (loss)	$(6,421)	$2,140	$(1,214)	$381,674
Change in net unrealized loss on investments	425	(984)	(16)	(4,810)
Change in pension liability	421	183	633	573
Change in cumulative translation adjustments	(2,671)	(13,191)	(764)	(4,704)

Comprehensive income (loss)	$(8,246)	$(11,852)	$(1,361)	$372,733

     Our accumulated other comprehensive income is comprised of the following:

	July 31,	October 31,
	2006	2005
	(In thousands)
Net unrealized loss on investments	$(7,636)	$(7,620)
Minimum pension liability	—	(633)
Cumulative translation adjustment	14,933	15,697

Total accumulated other comprehensive income	$7,297	$7,444

U. Stock-Based Compensation
     As discussed in Note B, we adopted SFAS No. 123(R) on November 1, 2005. Prior to fiscal 2006, we accounted for stock-based compensation under APB 25. The adoption of SFAS No. 123(R) had a significant impact on our results of operations. Our consolidated statement of operations for the third quarter and first nine months of fiscal 2006 and 2005 includes the following amounts of stock-based compensation expense in the respective captions:

	Three months ended	Three months ended	Nine months ended	Nine months ended
(In thousands)	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Cost of revenue	$1,034	$2	$3,019	$4
Sales and marketing	2,819	446	9,395	804
Product development	1,954	294	6,341	947
General and administrative	1,880	(919)	10,094	(521)

Operating income	7,687	(177)	28,849	1,234
Tax benefit	—	—	—	—

Effect on income from continuing operations	$7,687	$(177)	$28,849	$1,234
Discontinued operations	$—	$—	$263	$—

Effect on net income	$7,687	$(177)	$29,112	$1,234

     Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.6 years was $67.0 million at July 31, 2006.
     SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This requirement reduced our net operating cash flows and increased our net financing cash flows by $4.3 million during the first nine months of fiscal 2006. Our deferred compensation cost at October 31, 2005 of $3.4 million, which was accounted for under APB 25, was reclassified into additional paid-in capital as required under SFAS No. 123(R). The cumulative effect related to outstanding restricted stock awards as of October 31, 2005, which are not expected to vest based on an estimate of forfeitures, was not material.
     As a result of adopting SFAS No. 123R on November 1, 2005, our income from continuing operations before income taxes for the three and nine month periods ended July 31, 2006 are lower by $4.2 million and $21.9 million, respectively, and net income was lower by $4.2 million and $23.4 million for the same periods, respectively, than if we had continued to account for the share-based compensation under APB No. 25. Basic and diluted earnings per share from continuing operations for the three and nine month periods ended July 31, 2006 are lower by $0.01 and $0.06, and $0.01 and $0.07, respectively, as a result of adopting SFAS No. 123R.
     Stock Plans
     We currently have five stock award plans that allow us to grant stock options, restricted stock, restricted units and other equity based awards to employees and consultants, and one stock option plan that allows us to grant stock options to members of the Board of Directors. All stock-based compensation awards are issued under one of these six stock award plans. When granting stock options, we typically grant nonstatutory options at fair market value on the date of grant. We also grant restricted stock and restricted stock units. These plans are discussed in more detail in Note R to our audited consolidated financial statements contained in our fiscal 2005 Annual Report on Form 10-K.

     Time-Based Stock Awards
     Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the third quarter and first nine months ended July 31, 2006 are shown below:

	Three months ended	Nine months ended
	July 31, 2006	July 31, 2006
Expected volatility	50%	50%
Expected dividends	0%	0%
Expected term	4 years	4 years
Risk-free interest rate	4.9 – 5.1%	4.3 – 5.1%
     The expected volatility rate was estimated based on equal weighting of the historical volatility of Novell common stock over a four year period and the implied volatilities of Novell common stock. The expected term was estimated based on our historical experience of exercise, cancellation, and expiration patterns. The risk-free interest rates are based on four year U.S. Treasury STRIPS.
     The pre-vesting forfeiture rate used for the nine months ended July 31, 2006 was 10%, which was based on historical rates and forward-looking factors. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience.
     A summary of the time-based stock awards, which includes stock options and restricted stock units, as of July 31, 2006, and changes during the nine months then ended, is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Awards	(in thousands)	Price	(years)	(000s)
Outstanding at November 1, 2005	47,042	$6.68
Granted:
Price equal to fair market value	2,113	$8.24
Price less than fair market value	4,580	$0.00
Exercised	(4,536)	$4.38
Forfeited or expired	(4,380)	$8.06

Outstanding at July 31, 2006	44,819	$6.17	3.48	$68,769

Exercisable at July 31, 2006	31,536	$6.88	3.01	$33,858

     The weighted-average grant-date fair value of time-based stock awards granted during the third quarter and first nine months ended July 31, 2006 was $5.35 and $5.96, respectively. The total intrinsic value of stock options exercised during the third quarter and first nine months ended July 31, 2006 was $2.3 million and $20.4 million, respectively. As of July 31, 2006, there was $66.8 million of unrecognized compensation cost related to time-based stock awards. That cost is expected to be recognized over a weighted-average period of 2.6 years.
     A summary of time-based unvested restricted stock as of July 31, 2006, and changes during the nine months then ended, is as follows:

		Weighted-
	Shares	Average Grant Date Fair
Unvested Restricted Stock	(in thousands)	Value
Unvested at November 1, 2005	984	$4.85
Granted	275	8.33
Vested	(156)	4.29
Forfeited	(138)	7.69

Unvested at July 31, 2006	965	$5.55

     As of July 31, 2006, there was $2.2 million of unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of time-based restricted stock that vested during the nine months ended July 31, 2006 was $1.1 million.

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
     We have issued market-condition equity awards to certain senior executives the vesting of which is accelerated or contingent upon the price of Novell common stock meeting certain pre-established stock price targets. Certain of these awards will vest on the sixth anniversary of the grant date if the market-condition was not previously achieved. The market-condition options are generally granted at an exercise price equal to the fair market value of Novell common stock on the date of the grant and have a contractual life of eight years. No market-condition awards were granted during the nine months ended July 31, 2006.
     The fair value of each performance-based and market-condition option was estimated on the grant date using the Black-Scholes option valuation model without consideration of the performance measures or market conditions. The inputs for expected volatility, expected term, expected dividends, and risk-free interest rate used in estimating the fair value of performance-based awards in the nine months ended July 31, 2006, are the same as those noted above under time-based stock awards.
     A summary of the performance-based and market-condition awards as of July 31, 2006, and changes during the nine months then ended, is as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
Stock Awards	(in thousands)	Price	(years)	(in thousands)
Outstanding at November 1, 2005	2,413	$7.49
Granted	535	$8.29
Exercised	(85)	$6.35
Forfeited or expired	(655)	$9.06

Outstanding at July 31, 2006	2,208	$7.15	4.64	$293

Exercisable at July 31, 2006	1,395	$6.22	2.42	$152

     There were no performance or stock-based awards granted during the third quarter of fiscal 2006. The weighted-average grant-date fair value of stock awards granted during the first nine months ended July 31, 2006 was $4.46. As of July 31, 2006, there was $1.6 million of unrecognized compensation cost related to performance-based and market-condition awards. That cost is expected to be recognized over a weighted-average period of 3.0 years.
     A status of the unvested, performance-based and market-condition restricted stock as July 31, 2006, and changes during the nine months then ended, is as follows:

		Weighted-
		Average
	Shares	Grant Date
Unvested Restricted Stock	(in thousands)	Fair Value
Unvested at November 1, 2005	125	$7.42
Granted	87	$9.22
Vested	(25)	$7.35
Forfeited	(60)	$9.22

Unvested at July 31, 2006	127	$8.85

     As of July 31, 2006, there was $342,091 of unrecognized compensation cost related to unvested, performance-based and market-condition restricted stock. That cost is expected to be recognized ratably over a one to four year period. No performance-based restricted stock vested during the nine months ended July 31, 2006. The total fair value of market-condition restricted stock that vested during the nine months ended July 31, 2006 was $227,500.
     As of July 31, 2006, there were 470,037 stock awards that have been legally granted and remain outstanding but have not yet been valued because all of the conditions necessary to establish the grant date for SFAS No. 123(R) purposes have not yet occurred.

     The grant date of these stock awards will not occur until budgets are approved by our Board of Directors for the respective years specified in the performance targets.
     Celerant Stock Awards
     All rights and obligations regarding Celerant stock awards were assumed by their acquirer. Novell does not have any obligations for Celerant stock awards.
     Third Quarter and First Nine Months of Fiscal 2005
     For the third quarter and first nine months ended July 31, 2005, had we accounted for all employee stock-based compensation based on the fair value method as prescribed by SFAS No. 123, our net income and net income (loss) per share would have been the following pro forma amounts:

	Three months ended	Nine months ended
(in thousands, except per share data)	July 31, 2005	July 31, 2005
Net income (loss), as reported	$2,140	$381,674
Less: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(10,841)	(36,060)
Add: total stock-based compensation expense recorded in the statement of operations under APB 25	728	2,139

Pro forma net income (loss)	$(7,973)	$347,753

Net income (loss) per share available to common stockholders:
As reported basic	$0.01	$1.00
Pro forma basic	$(0.02)	$0.91
As reported diluted	$0.00	$0.88
Pro forma diluted	$(0.02)	$0.80
     For the purpose of the above table, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the third quarter and first nine months of fiscal 2005: a risk-free interest rate of approximately 3.76% and 3.89%; a dividend yield of 0% in both periods; a weighted-average expected life of 3.94 years and 4.45 years; and a volatility rate of 0.49 and 0.57, respectively. The expected volatility was estimated using the historical volatility over a period of five years. The weighted-average fair value of options granted in the third quarter and first nine months of fiscal 2005 was $2.65 and $3.01.
     Employee Stock Purchase Plan
     Subsequent to the issuance of SFAS No. 123(R), we amended and re-introduced our Employee Stock Purchase Plan (“ESPP”). The amended ESPP eliminated the “look back” feature of the plan and reduced the purchase discount to 5% off of the end of offering period stock price. As a result of these amendments, our ESPP is considered non-compensatory under SFAS No. 123(R) and, accordingly, no compensation expense has been recorded for issuances under the ESPP. During the third quarter of fiscal 2006, we issued 0.1 million shares of common stock under the ESPP.
V. Segment Information
     We operate and report our financial results in three segments based on geographic area. Prior to the end of the third quarter of fiscal 2006, we had a fourth segment, Celerant consulting, which was divested in May 2006 and is included in discontinued operations (see Note E). Our performance is evaluated by our Chief Executive Officer and our other chief decision makers based on reviewing revenue and segment operating income (loss) information for each segment.
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

     All segments sell our software and services. These offerings are sold in the United States directly and through original equipment manufacturers, resellers, and distributor channels, and internationally directly and through original equipment manufacturers and distributors who sell to dealers and end users. Operating results by segment are as follows:

	Three Months Ended
	July 31, 2006		July 31, 2005
		Operating		Operating
(in thousands)	Net revenue	income (loss)	Net revenue	income (loss)
Americas	$136,660	$71,324	$135,476	$69,102
EMEA	83,819	25,529	92,633	27,319
Asia Pacific	20,873	3,040	24,273	6,720
Common unallocated operating (costs) income	—	(131,540)	—	(104,239)
Stock-based compensation expenses	—	(7,687)	—	177

Total per statements of operations	$241,352	$(39,334)	$252,382	$(921)

	Nine Months Ended
	July 31, 2006		July 31, 2005
		Operating		Operating
(in thousands)	Net revenue	income (loss)	Net revenue	income (loss)
Americas	$399,781	$206,204	$395,024	$204,035
EMEA	259,235	82,562	287,227	73,806
Asia Pacific	63,356	11,245	69,354	16,747
Common unallocated operating (costs) income	—	(313,994)	—	143,022
Stock-based compensation expenses	—	(28,849)	—	(1,234)

Total per statements of operations	$722,372	$(42,832)	$751,605	$436,376

     Common unallocated operating (costs) income includes corporate services common to all geographic segments such as corporate sales and marketing, product development, corporate general and administrative costs, corporate infrastructure costs, and litigation settlement income or expense. In addition, common unallocated operating (costs) income in the first nine months of fiscal 2005 also includes a $447.6 million net gain on settlement of potential litigation with Microsoft. Stock-based compensation expenses have not been allocated for management reporting purposes
     In addition to reviewing geographic segment results, our Chief Executive Officer and chief decision makers review net revenue by solution category. These solution categories are:
•	Systems, security, and identity management (formerly Identity-driven computing solutions). Sub-categories include:
•	Resource management— major products include ZENworks

•	Identity and access management— major products include Identity Manager, Secure Login, iChain, and Sentinel

•	Other systems, security, and identity management products — major products include eDirectory and web services
•	Open platform solutions. Sub-categories include:
•	Linux platform products — major products include SUSE Linux Enterprise Server and our Linux desktop products

•	Other open platform products — major products include SUSE Linux Professional
•	Workspace solutions. Sub-categories include:
•	Open Enterprise Server (OES)

•	NetWare and other NetWare-related — major products include NetWare and Cluster Services

•	Collaboration — major products include GroupWise

•	Other workspace — major products include BorderManager and Novell iFolder
•	Global services and support — comprehensive worldwide IT consulting, training, and technical support services that apply business solutions to our customers’ business situations, providing the business knowledge and technical expertise to help our customers implement our technology.

     Prior to fiscal 2006, Open platform solutions and Workspace solutions were combined in a category called Linux and platform services solutions. Prior to the third quarter of fiscal 2006, OES was categorized in Open Platform Solutions. Beginning in the third quarter of fiscal 2006, OES is categorized in Workspace Solutions. Prior periods have been recast to conform to the new presentation. Net revenue by solution category is as follows:

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2006	2005	2006	2005
Resource management	$33,600	$32,881	$100,559	$94,179
Identity and access management	26,053	17,845	73,947	51,955
Other systems, security, and identity management products	4,110	5,393	13,468	15,398

Systems, security, and identity management	63,763	56,119	187,974	161,532

Linux platform products	11,590	8,910	32,278	26,008
Other open platform products	3,407	4,609	7,253	13,689

Open platform solutions	14,997	13,519	39,531	39,697

Open Enterprise Server	45,204	30,964	134,035	38,791
NetWare and other NetWare-related	9,592	36,533	39,414	165,742
Collaboration	25,276	23,321	71,782	71,317
Other workspace products	4,141	6,762	16,763	21,548

Workspace solutions	84,213	97,580	261,994	297,398

Total software licenses and maintenance	162,973	167,218	489,499	498,627
Global services and support	78,379	85,164	232,873	252,978

Total net revenue	$241,352	$252,382	$722,372	$751,605

     For the third quarters of fiscal 2006 and 2005, revenues in the United States were $116.8 million and $120.0 million, respectively. Revenues from customers outside the United States were $124.4 million and $132.4 million in the third quarters of fiscal 2006 and 2005, respectively. For the third quarter of fiscal 2006 and 2005, 67% and 70%, respectively, of our revenues outside the United States were in EMEA. During the third quarter of fiscal 2006 and fiscal 2005, there were no international countries that accounted for more than 10% of our net revenue.
     For the first nine months of fiscal 2006 and 2005, revenues in the United States were $346.9 million and $347.7 million, respectively. Revenues from customers outside the United States were $375.5 million and $403.9 million in the first nine months of fiscal 2006 and 2005, respectively. For the first nine months of fiscal 2006 and 2005, 69% and 71%, respectively, of our revenues outside the United States were in EMEA. During the first nine months of fiscal 2006 and fiscal 2005, there were no international countries that accounted for more than 10% of our net revenue.
     No single customer accounted for more than 10% of our total revenue for any period presented.
W. Derivative Instruments
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
     We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the quarter-end, the fair value of the derivatives as of July 31, 2006 is insignificant. Gains and losses recognized during a quarter on these foreign currency contracts are recorded as other income or expense and generally offset corresponding gains and losses on the underlying hedged assets and liabilities, resulting in negligible effect to our financial statements.
X. Share Repurchase Program
     On September 22, 2005, our board of directors approved a share repurchase program for up to $200.0 million of our common stock through September 21, 2006. On April 4, 2006, our board of directors approved an amendment to the share repurchase program increasing the limit on repurchase from $200.0 million to $400.0 million and extending the program through April 3, 2007. As of July 31, 2006, we had completed the repurchase program purchasing 51.5 million shares of common stock at an average price of $7.76 per share. During the third quarter of fiscal 2006, 16.3 million shares were repurchased at an aggregate price of $132.5 million.

Y. Executive Termination Benefits
     During the third quarter of fiscal 2006, our former Chief Executive Officer and Chief Financial Officer were terminated by our Board of Directors. They received benefits pursuant to their severance agreements totaling $9.4 million, of which approximately $2.7 million related to stock compensation and $6.7 million related to severance and other benefits.
Z. Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our 2008 fiscal year, beginning November 1, 2007). We are beginning our evaluation of the impact of this interpretation.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (”SFAS No. 157”). SFAS No. 157 defines fair value and provides enhanced guidance for using fair value to measure assets and liabilities. It also expands the amount of disclosure about the use of fair value to measure assets and liabilities. The standard applies whenever other standards require assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007 (Novell’s fiscal 2009). We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post retirement Plans, an amendment of SFAS Nos. 87, 88, 106, and 132(R),” (“SFAS No. 158”). This statement requires an employer to recognize in its balance sheet the over-funded or under funded status of a defined benefit post retirement plan measured as the difference between the fair value of plan assets and the present value of the benefit obligation. The recognition of the net liability or asset will require an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. SFAS No. 158 does not change how post-retirement benefits are accounted for and reported in the income statement. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 (Novell’s fiscal 2007). We do not expect the adoption of SFAS No. 158 to have a material impact on our comprehensive income and we do not anticipate a material adjustment to our statement of financial position as a result of adopting SFAS No. 158.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Previously, accounting rules required different measurement attributes for different assets and liabilities that created artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (Novell’s fiscal 2009), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.
     In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (Novell’s fiscal 2008), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

AA. Subsequent Events
     Sale of Venture Capital Funds
     In August 2006, we sold all of our rights, titles, interests and obligations for 22 of our 23 Venture Capital Funds, which were classified in long-term investments in the consolidated balance sheet for total proceeds of $76.3 million. The sale of one-half of one fund closed in the fourth quarter of fiscal 2006, and the sale of the remaining one-half of that fund closed in the first quarter of fiscal 2007, resulting in a total gain of $21.5 million.
     Japan Consulting Group
     On August 10, 2006, we sold our Japan consulting group (“JCG”) to Nihon Unisys, LTD (“Unisys”) for $4.0 million. $2.8 million of the selling price was paid at closing and $1.2 million is contingent upon certain key employees remaining employed by Unysis for a 12-month period after closing. Unisys will pay $200,000 for each key employee that is still employed by Unisys at the end of the retention period up to $1.2 million. During the third quarter of fiscal 2006, in anticipation of the sale, we recorded a loss of $8.3 million related to the excess carrying amount of the JCG over its fair value, of which $7.1 million was to write off goodwill.
     Microsoft Agreements
     On November 2, 2006, we entered into a Business Collaboration Agreement, a Technical Collaboration Agreement, and a Patent Cooperation Agreement with Microsoft Corporation that together are designed to build, market and support a series of new solutions to make Novell and Microsoft products work better together for customers. Each of the agreements is scheduled to expire January 1, 2012.
     Under the Business Collaboration Agreement, we are marketing a combined offering with Microsoft. The combined offering consists of SUSE Linux Enterprise Server (“SLES”) and a subscription for SLES support along with Microsoft Windows Server, Microsoft Virtual Server and Microsoft Viridian, and is offered to customers desiring to deploy Linux and Windows in a virtualized setting. Microsoft made an upfront payment to us of $240 million for SLES subscription “certificates,” which Microsoft may use, resell or otherwise distribute over the term of the agreement, allowing the certificate holder to redeem single or multi-year subscriptions for SLES support from us (entitling the certificate holder to upgrades, updates and technical support). Microsoft will spend $12 million annually for marketing Linux and Windows virtualization scenarios and will also spend $34 million over the term of the agreement for a Microsoft sales force devoted primarily to marketing the combined offering. Microsoft agreed that for three years following the initial date of the agreement it will not enter into an agreement with any other Linux distributor to encourage adoption of non-Novell Linux/Windows Server virtualization through a program substantially similar to the SLES subscription “certificate” distribution program.
     The Technical Collaboration Agreement focuses primarily on four areas:
•	Development of technologies to optimize each of SLES and Windows running as guests in a virtualized setting on the other operating system;

•	Development of management tools for managing heterogeneous virtualization environments, to enable each party’s management tools to command, control and configure the other party’s operating system in a virtual machine environment;

•	Development of translators to improve interoperability between Microsoft Office and OpenOffice document formats; and

•	Collaboration on improving directory and identity interoperability and identity management between Microsoft Active Directory software and Novell eDirectory software.
     Under the Technical Collaboration Agreement, Microsoft agreed to provide funding to help accomplish these broad objectives, subject to certain limitations.
     Under the Patent Cooperation Agreement, Microsoft agreed to covenant with our customers not to assert its patents against our customers for their use of our products and services for which we receive revenue directly or indirectly, with certain exceptions, while we agreed to covenant with Microsoft’s customers not to assert our patents against Microsoft’s customers for their use of Microsoft products and services for which Microsoft receives revenue directly or indirectly, with certain exceptions. In addition, we and Microsoft each irrevocably released the other party, and its customers, from any liability for patent infringement arising prior to November 2, 2006, with certain exceptions. Both we and Microsoft have payment obligations under the Patent Cooperation Agreement. Microsoft made an up-front net balancing payment to us of $108 million, and we will make ongoing payments to Microsoft totaling not less than $40 million over the five-year term of the agreement based on a percentage of our Open Platform Solutions and Open Enterprise Server revenues.

     Conversion of Preferred Stock
     On November 10, 2006, IBM converted the remaining outstanding shares of Series B Preferred Stock into 1.5 million shares of our common stock.
     RedMojo Acquisition
     On November 17, 2006, we acquired all of the outstanding shares of RedMojo Inc, a privately held technology company that specialized in cross platform virtualization management software tools. The purchase price was $9.7 million in cash plus merger and transaction costs of $0.2 million.
     Sale of Salmon Subsidiary
     On March 13, 2007, we sold our shares in Salmon Ltd, (“Salmon”) to Okam Limited, a United Kingdom Limited Holding Company for $4.9 million, plus approximately an additional $3.9 million contingent payment to be received if Salmon meets certain revenue targets. There will be no further shareholder or operational relationship between us and Salmon going forward. Salmon was a component of our EMEA operating segment in fiscal 2006 and Salmon’s sale will not have an impact on our IT consulting business. In our second quarter of fiscal 2007, we recognized a gain on the sale of approximately $0.6 million. During the first quarter of fiscal 2007, in anticipation of the sale, we recorded a loss of $10.8 million related to the excess carrying amount of Salmon over its estimated fair value, of which $10.2 million was to write off goodwill and $0.6 million was to write off intangible assets. We will classify Salmon’s results of operations as a discontinued operation in our consolidated statement of operations beginning in the second quarter of fiscal 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by law, or undertaking to update or revise any forward-looking statements contained or incorporated by reference herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, some of which may be similar to those of other companies of similar size in our industry, including pre-tax losses, rapid technological changes, competition, limited number of suppliers, customer concentration, failure to successfully integrate acquisitions, adverse government regulations, failure to manage international activities, and loss of key individuals. Risks that may affect our operating results include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Readers should carefully review the risk factors described in this document and in other documents that we file from time to time with the Securities and Exchange Commission.
Introduction
     Novell designs, develops, maintains, implements, and supports proprietary and open source software for use in business solutions. With approximately 4,500 employees globally, we help our worldwide customers manage, simplify, secure, and integrate their technology environments by leveraging best-of-breed, open source and open standards-based software. With over 20 years of experience, our employees, partners, and support centers around the world help customers gain control over their information technology (“IT”) operating environments while reducing the cost, complexity, and vulnerabilities of those environments. We provide security and identity management, resource management, desktop, workgroup, and data center solutions on several operating systems, including Linux, NetWare, Windows, and Unix. All of our solutions are supported by our global services and support, including consulting, training and technical support services.
     We deliver this value to our customers by developing, maintaining, and delivering information solutions in the following categories:
     Systems, security, and identity management. Our systems, security, and identity management products include applications that offer a broad set of capabilities that manage resources, assets, and people through the assignment of digital identities, including the following:
•	resource management capabilities for both desktop and server environments;

•	provisioning and de-provisioning capabilities,

•	secure authentication and authorization services; and

•	compliance, monitoring, and recording event management.
     We believe that customers have recognized the need to manage the access, utilization, and optimization of assets through information systems that can help them understand, implement, and administer business policies, not only within organizations, but also between organizations and their customers and trading partners. Our software solutions enable organizations to balance growing user demands for services and information with demands for increased security and agility. By using our products, customers can integrate business processes and systems, extending them within and across enterprise boundaries to interact with customers, employees, suppliers and partners. This affords organizations the opportunity to make changes to their business operations without incurring the cost of constantly changing individual software application components.
     These identity-based technologies not only regulate user access to data and applications, but are increasingly becoming the basis for securing and managing other information assets, including devices such as mobile phones and the components that make up today’s modern data centers. We believe that identity management will increasingly become the preferred means by which businesses will efficiently utilize all IT assets, and we have developed products for this market to help our customers take advantage of these opportunities. These products can be deployed across a number of systems, including Linux, Unix, NetWare, and Windows, recognizing the heterogeneous nature of today’s IT departments. Our development strategy has been to develop systems, security, and identity management technologies as a set of discrete software services that can be deployed as needed, as opposed to the use of a single monolithic application that can take years to implement and deploy without any immediate business benefit.
     Open platform solutions and workspace solutions. Both our open platform solutions and workspace solutions categories include solutions that offer effective and open approaches to networking and collaboration services, including file, print, messaging, scheduling, and workspace while using a cross-platform approach. Both consist of operating systems, network services, and workgroup computing software solutions. We offer two major operating system platforms, SUSE Linux Enterprise Server and NetWare.
     Our open platform solutions category is comprised of our offerings based on Linux, and other related products. These solutions provide the foundation for value added network and workspace computing solutions deployed on both servers and desktops.
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
     We believe that we are uniquely positioned to drive the transition to greater use of open source software, as well as to benefit from this trend. Widespread adoption of Linux and open source software was initially hindered by weak technical support, a shortcoming that we are particularly well positioned to address. We leverage our financial stability, experience, and global services and support capabilities to help our customers integrate Linux and other open source software into their existing IT environments. While the flexibility and cost savings of Linux and open source have made it attractive to enterprise customers, we believe they continue to look to proprietary software vendors to provide applications, management, and security. With our SUSE Linux Enterprise Server open source platform and our other Linux and platform services solutions, our customers can deploy the best of proprietary and open source software that many businesses find more attractive. As an example, our GroupWise product allows customers to collaborate seamlessly across their Windows and Linux environments. We also provide solutions allowing IT managers to centrally control Linux, NetWare and Windows systems in a consistent and straightforward way.
     Our workspace solutions category is comprised of proprietary software products that provide customers with powerful solutions that are designed to operate within existing heterogeneous computing environments as well as to provide tools and strategies to allow easy migration between platforms to fit better with our customers’ technology plans. Our primary server products in this solution category are Open Enterprise Sever (“OES”) and NetWare. OES consists of enterprise-ready, scalable networking, and collaboration services — including file, print, messaging, scheduling, and directory-based management modules that allow customers to manage their computing environment from a single, central console deployed on either of our major operating systems platforms.
     Our workspace solutions category also includes our GroupWise and collaboration technologies, Cluster Services, and BorderManager.
     Global services and support. We provide worldwide IT consulting, training, and technical support services to address our customers’ needs. Our worldwide IT consulting practice provides the business knowledge and technical expertise our customers need to implement and achieve maximum benefit from our products and solutions. We also offer open source and identity-driven services that are focused on aiding our clients in rapidly integrating applications or migrating existing platforms to Linux.
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

Overview
     With respect to the U.S. economy, spending continues to improve in many of the areas of IT that we target such as security, regulatory compliance, and server/function consolidation. We believe that strategic IT security projects put on hold in previous years are now being approved. Overall, increased IT funding is helping to attract new Linux and identity management business, which is driven by an increased focus on gaining efficiencies and lowering expenses. Sales cycles of our products and services are still relatively long, with customers frequently requiring a product pilot before a larger purchase will occur.
     Internationally, the European area of our EMEA segment has been sluggish. Market spending is still below our expectations with long sales cycles and a clear focus on IT cost savings. Consolidation of platforms and security remain high priority items for our customers. Our EMEA segment remains a focus for our management and we expect to face continued financial challenges in that region. The economy in Asia Pacific, including Japan, is mixed as some regions continue to struggle with core economic issues and others are growing at or above global rates.
     During the third quarter of fiscal 2006, the leadership of our company transitioned to Ron Hovsepian, who previously held the title of Chief Operating Officer.
     We continued to make progress on our key initiatives this quarter.
•	One of our most important initiatives is to increase revenue from our Linux and open source product offerings. Revenues from our Linux platform products increased 30% during the third quarter of fiscal 2006 over the same period in the prior year. This quarter we delivered our next-generation platform for the open enterprise, SUSE Linux Enterprise 10. We believe SUSE Linux Enterprise 10 is the best engineered, lowest cost, and most interoperable platform for enterprise computing today. It takes Linux from the desktop to the data center with transformational open technology that offers cost savings, scalability, application security, virtualization, and integrated systems management. The July 2006 launch of the SUSE Linux Enterprise 10 platform included the following components:
•	SUSE Linux Enterprise Server—One of the best platforms for mission-critical workloads in the data center

•	SUSE Linux Enterprise Desktop—A general-purpose desktop designed for use across the enterprise

•	Novell Customer Center—One location to obtain support, updates and renewals for all SUSE Linux Enterprise product subscriptions
SUSE Linux Enterprise 10 demonstrates Novell’s continued innovation and leadership in the Linux market, and is the basis for all of Novell’s next generation enterprise Linux offerings, positioning us for growth across our entire product and technology portfolio.

•	We continued to grow our positions in the resource management and identity markets by offering the most comprehensive products that address customer problems in the areas of security, compliance, risk mitigation, and systems management. Our unique role-based, policy-driven approach has been well received, and we continue to experience strong growth in our identity and access management category, with large enterprise deals driving license growth. To further expand our lead in this market, we entered the security management market via the acquisition of e-Security in the second quarter of fiscal 2006. e-Security is a leader in compliance monitoring and reporting capabilities, producing the enterprise-class security information and event management product Sentinel 5. We expect revenue growth and strong performance in our systems, security and identity management areas throughout the remainder of fiscal 2006.

•	We continued efforts to stabilize the decline of our revenue from traditional products, such as NetWare. Our traditional revenue base is an important source of cash flow and a potential opportunity for us to sell more products and services. Novell recognizes the need to continue supporting its loyal NetWare customers, and during our second fiscal quarter we reiterated our commitment to NetWare by reminding customers that Novell can and will support NetWare 6.5 for as long as customers choose to run it. With the release of our OES product in March 2005, we have taken steps to help maintain that installed base and address revenue declines of these products. Nevertheless, our combined NetWare and NetWare related revenue combined with OES revenue declined 19% during the third quarter of fiscal 2006 compared to the same period in the prior year. We continue to work with our customers to help them migrate from NetWare and other platforms of our competitors to OES using tools, training, and education emphasizing the return on investment of upgrading to Linux versus proprietary platforms.

•	As we have discussed in the past, we have re-architected our sales and marketing plans by selecting key geographies in which to deploy our resources and clearly defining our partner and channel strategy. In addition, we have restructured our sales incentive plans to motivate our direct sales and channel partners to focus on key product areas globally. Now we are focused on executing on those plans.
     On May 24, 2006, we completed the sale of our majority-owned management consultancy subsidiary, Celerant, for $77.0 million in cash to a group comprised of Celerant management and Caledonia Investments plc. We acquired Celerant as part of our purchase of Cambridge Technology Partners in 2001. The sale was the result of our previously announced plan to explore strategic alternatives for Celerant. There will be no further shareholding or operational relationship between us and Celerant going forward. With the sale of our interest in Celerant, we will focus on our core businesses of Linux and open source; systems, security, and identity management; and workgroup computing. The Celerant divestiture has no impact on our existing IT consulting business. We will continue to offer IT consulting services around our core businesses.
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
     Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. The expected volatility rates are estimated based on historical and implied volatilities of our common stock. The expected term represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation, and expiration patterns. We estimate pre-vesting forfeitures when recognizing compensation expense based on historical rates and forward-looking factors. We will update these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.
     We issue performance-based equity awards, typically to certain senior executives, which vest upon the achievement of certain financial performance goals, including revenue and income targets. Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results. The estimated expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of change. If the financial performance goals are not met, the award does not vest, so no compensation cost is recognized, and any previously recognized compensation cost is reversed.
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

SAB 108
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, but we adopted it early in fiscal 2006.
     Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements on the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to our application of the guidance in SAB 108, we consistently applied the roll-over method when quantifying financial statement misstatements.
     In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of misstatements on each of the financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.
     SAB 108 permits us to initially apply its provisions to errors that are material under the dual method but were not previously material under our previously used method of assessing materiality either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of the applicable balance sheet accounts as of November 1, 2005 with an offsetting adjustment recorded to the opening balance of retained earnings. We elected to record the effects of applying SAB 108 using the cumulative effect transition method and adjusted beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements for misstatements associated with our historical stock-based compensation expense and related income tax effects as described below. We do not consider any of the misstatements to have a material impact on our consolidated financial statements in any of the prior years affected under our previous method for quantifying misstatements, the roll-over method.
     Historical Stock-Based Compensation Practices
     On May 23, 2007, we announced that we had completed our self-initiated, voluntary review of our historical stock-based compensation practices and determined the related accounting impact.
     The review was conducted under the direction of the Audit Committee of our Board of Directors, who engaged the law firm of Cahill Gordon & Reindel LLP, with whom we had no previous relationship, as independent outside legal counsel to assist in conducting the review. The scope of the review covered approximately 400 grant actions (on approximately 170 grant dates) from November 1, 1996 through September 12, 2006. Within these pools of grants are more than 58,000 individual grants. In total, the review encompassed awards relating to more than 230 million shares of common stock granted over the ten-year period.
     The Audit Committee, together with its independent outside legal counsel, did not find any evidence of intentional wrongdoing by any former or current Novell employees, officers or directors. We have determined, however, that we utilized incorrect measurement dates for some of the stock-based compensation awards granted during the review period. The incorrect measurement dates can be attributed primarily to the following reasons:

     Administrative Corrections — In the period of fiscal 1997 to 2005, we corrected administrative errors identified subsequent to the original authorization by awarding stock options that we dated with the original authorization date. The administrative errors included incorrect lists of optionees, generally new hires who were inadvertently omitted from the lists of optionees because of the delayed updating of our personnel list, and miscalculations of the number of options to be granted to particular employees on approved lists.
     Number of Shares Approved Not Specified — Documented authorization for certain grants, primarily in the period from fiscal 1997 through 2000, lacked specificity for some portion or all of the grant.
     Authorization Incomplete or Received Late — For certain grants, primarily in the period from fiscal 1997 through 2004, there is incomplete documentation to determine with certainty when the grants were actually authorized or the authorization was received after the stated grant date.
     In light of the above findings, we and our advisors performed an exhaustive process to uncover all information that could be used in making a judgment as to appropriate measurement dates. We used all available information to form conclusions as to the most likely option granting actions that occurred and to form conclusions as to the appropriate measurement dates.
     Under APB No. 25, “Accounting for Stock Issued to Employees,” because the exercise prices of the stock options on the new measurement dates were, in some instances, lower than the fair market value of the underlying stock on such dates, we are required to record compensation expense for these differences. As a result, stock-based compensation expense in a cumulative after-tax amount of approximately $19.2 million should have been reported in the consolidated financial statements for the fiscal years ended October 31, 1997 through October 31, 2005. After considering the materiality of the amounts of stock-based compensation and related income tax effects that should have been recognized in each of the applicable historic periods, including the interim periods of fiscal 2005 and 2006, we determined that the errors were not material to any prior period, on either a quantitative or qualitative basis, under our previous method for quantifying misstatements, the roll-over method. Therefore, we will not restate our consolidated financial statements for prior periods. In accordance with the provisions of SAB 108, we decreased beginning retained earnings at November 1, 2005 by approximately $19.2 million, from $984.1 million to $964.9 million, or a reduction of two percent, with the offset to additional paid-in capital in the consolidated balance sheet.
     The following table summarizes the effects, net of income taxes, (on a cumulative basis prior to fiscal 2004 and in fiscal 2004 and 2005) resulting from changes in measurement dates and the related application of the guidance applicable to the initial compliance with SAB 108:

(amounts in 000s)
Cumulative prior to fiscal 2004	$18,291
Fiscal 2004	698
Fiscal 2005	201

Total adjustment at November 1, 2005	$19,190

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
     Open Invention Network, LLC (“OIN”)
     In November 2005, OIN was established by us, IBM, Philips, Red Hat, and Sony. OIN is a privately held company that has and will acquire patents to promote Linux and open source by offering its patents on a royalty-free basis to any company, institution, or individual that agrees not to assert its patents against the Linux operating system or certain Linux-related applications. In addition, OIN, in its discretion, will enforce its patents to the extent it believes such action will serve to further protect and promote Linux and open source. Each party contributed capital with a fair value of $20.0 million to OIN. We account for our 20% ownership interest using the equity method of accounting. Our $20.0 million contribution consisted of patents with a fair value of $15.8 million, including $0.3 million of prepaid acquisition costs, and cash of $4.2 million. At the time of the contribution, the patents had a book value of $14.4 million, including $0.3 million of prepaid acquisition costs. The $1.4 million difference between the fair value and book value of the patents will be amortized to our investment in OIN account and equity income over the remaining estimated useful life of the patents, which is approximately nine years. Our investment in OIN as of July 31, 2006 of $18.8 million is classified as other assets in the consolidated balance sheet.
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

Divestitures
     Celerant
     On May 24, 2006, we sold our shares in Celerant consulting to a group comprised of Celerant management and Caledonia Investments plc for $77.0 million in cash. Celerant consulting was acquired by Novell in 2001 as part of the Cambridge Technology Partners (“CTP”) purchase acquisition. There will be no on-going shareholding or operational relationship between us and Celerant consulting. The sale of Celerant consulting does not impact on our IT consulting business.
     Celerant consulting is accounted for as a discontinued operation, and, accordingly, its results of operations and the gain on the sale of Celerant consulting are reported separately in a single line item in our consolidated statement of operations. The results of discontinued operations for the third quarter and first nine months of fiscal 2006 and 2005 are as follows:

	Three months ended		Nine months ended
	July 31,	July 31,	July 31,	July 31,
(In thousands)	2006	2005	2006	2005
Celerant net revenue	$11,637	$37,832	$83,341	$125,788
Celerant income before taxes	$205	$2,752	$1,783	$7,642
Gain on sale of Celerant	11,960	—	11,960	—
Income tax (benefit) expense	(2,871)	1,172	972	2,926

Income from discontinued operations	$15,036	$1,580	$12,771	$4,716

     Japan Consulting Group
     On June 23, 2006, we signed a binding Sale Agreement (“Agreement”) to sell our Japan consulting group (“JCG”) to Nihon Unisys, LTD (“Unisys”) for $4.0 million. $2.8 million of the selling price was paid at closing and $1.2 million is contingent upon certain key employees remaining employed by Unisys for a 12-month period after closing. The sale was completed on August 10, 2006. Unisys will pay $200,000 for each key employee that is still employed by Unisys at the end of the retention period up to $1.2 million.
     As a result of executing the Agreement to sell the JCG during the third quarter of fiscal 2006, the assets and liabilities related to the JCG has been classified as “held for sale” in our financial statements in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). SFAS No. 144 also requires an asset group that is held for sale to be recorded at the lower of its carrying amount, or fair value less costs to sell. We recorded an impairment loss of $8.3 million related to the excess carrying amount of the JCG over its fair value, of which $7.1 million was to write off goodwill.
Results of Operations
     Revenue
     We sell our products, services, and solutions primarily to corporations, government entities, educational institutions, resellers, and distributors both domestically and internationally. In the consolidated statements of operations, we categorize revenue as software licenses or maintenance, subscriptions, and services. Software licenses revenue includes sales of proprietary licenses, upgrade licenses, and certain royalties. Maintenance, subscriptions, and services revenue includes all other revenue, including Linux subscriptions and upgrade protection contracts.

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Software licenses	$45,435	$45,628	—%	$127,600	$135,692	(6)%
Maintenance, subscriptions, and services	195,917	206,754	(5)%	594,772	615,913	(3)%

Total net revenue	$241,352	$252,382	(4)%	$722,372	$751,605	(4)%

     Software licenses revenue decreased in the first nine months of fiscal 2006 compared to the same period of fiscal 2005 primarily due to more of our customers purchasing under multiple-product, multiple-year subscriptions, which we record as maintenance, subscriptions, and services revenue, as well as declines in our installed NetWare base. The corresponding decreases in software license revenue from these factors during the third quarter of fiscal 2006 compared to the prior quarter were offset by increased revenue from our systems, security, and identity management products, which are sold under the license model.

     The decrease in maintenance, subscriptions, and services revenue during the third quarter of fiscal 2006 compared to the same period of fiscal 2005 is primarily due to a decrease in IT consulting and services revenue of $6.8 million that was anticipated as a result of the restructuring plan we established in the fourth quarter of fiscal 2005 and a decrease in NetWare maintenance renewals. The decrease in maintenance, subscriptions, and services revenue during the first nine months of fiscal 2006 compared to the same period of fiscal 2005 is primarily due to a $20.1 million decrease in IT consulting and services revenue that was expected as a result of the restructuring plan we established in the fourth quarter of fiscal 2005 and the effect of foreign exchange rates, offset somewhat by increased maintenance revenue, including subscriptions. The change in the mix of our revenue towards more maintenance and subscription contracts has also driven an increase in revenue in the maintenance, subscriptions, and services category compared to the software licenses category during the first nine months of fiscal 2006.
     Overall, foreign currency exchange rates increased revenue in the third quarter and decreased revenue in the first nine months of fiscal 2006 by approximately $1.2 million and $6.9 million, respectively, compared to the same periods in fiscal 2005 due to changes in the value of the U.S. dollar.
     We also analyze revenue by solution categories. These solution categories are:
•	Systems, security, and identity management (formerly Identity-driven computing solutions). Sub-categories include:
•	Resource management— major products include ZENworks

•	Identity and access management— major products include Identity Manager, Secure Login, iChain and Sentinel

•	Other systems, security, and identity management products — major products include eDirectory and web services
•	Open platform solutions. Sub-categories include:
•	Linux platform products — major products include SUSE LINUX Enterprise Server and our Linux desktop products

•	Other open platform products — major products include SUSE LINUX Professional
•	Workspace solutions. Sub-categories include:
•	Open Enterprise Server (“OES”)

•	NetWare and other NetWare-related — major products include NetWare and Cluster Services

•	Collaboration — major products include GroupWise

•	Other workspace — major products include BorderManager and Novell iFolder
•	Global services and support — comprehensive IT consulting, training, and technical support services that apply business solutions to our customers’ business situations, providing the business knowledge and technical expertise to help our customers implement our technology.
     Prior to fiscal 2006, Open platform solutions and Workspace solutions were combined in a category called Linux and platform services solutions. Prior to the third quarter of fiscal 2006, OES was categorized in Open Platform Solutions. Beginning in the third quarter of fiscal 2006, OES is categorized in Workspace Solutions. Prior periods have been recast to conform to the new presentation.

     Net revenue by solution category was as follows:

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Resource management	$33,600	$32,881		$100,559	$94,179
Identity and access management	26,053	17,845		73,947	51,955
Other systems, security, and identity management products	4,110	5,393		13,468	15,398

Systems, security and identity management	63,763	56,119	14%	187,974	161,532	16%

Linux platform products	11,590	8,910		32,278	26,008
Other open platform products	3,407	4,609		7,253	13,689

Open platform solutions	14,997	13,519	11%	39,531	39,697	—%

Open Enterprise Server	45,204	30,964		134,035	38,791
NetWare and other NetWare-related	9,592	36,533		39,414	165,742
Collaboration	25,276	23,321		71,782	71,317
Other workspace products	4,141	6,762		16,763	21,548

Workspace solutions	84,213	97,580	(14)%	261,994	297,398	(12)%

Total software licenses and maintenance	162,973	167,218		489,499	498,627
Global services and support	78,379	85,164	(8)%	232,873	252,978	(8)%

Total net revenue	$241,352	$252,382	(4)%	$722,372	$751,605	(4)%

     Systems, security and identity management increased in the third quarter and first nine months of fiscal 2006 compared to the same periods of fiscal 2005 primarily due to strong sales growth in our identity and access management products, all of which increased by at least 40%, and increases in our resource management products due primarily from increases in our ZEN Patch Management and ZEN Asset Management products.
     Open platform solutions increased in the third quarter of fiscal 2006 compared to the same period of fiscal 2005, primarily as a result of additional sales of SUSE Linux Enterprise Server and Linux desktop products. Invoicing for Linux platform products increased by 34% in the third quarter of fiscal 2006 compared to the same quarter in fiscal 2005. These increases were offset somewhat by a decrease in other open platform product revenue primarily due to anticipated reductions in sales of our consumer product, SUSE Linux (formerly SUSE Professional), as this is now available for download from our website free of charge. Open platform solutions remained flat in the first nine months of fiscal 2006 compared to the same period of fiscal 2005 as the increases in SUSE Linux Enterprise Server and our Linux desktop product sales were offset by declines in our consumer product.
     Workspace solutions decreased in the third quarter and first nine months of fiscal 2006 compared to the same periods of fiscal 2005 primarily due to a decrease in our NetWare-related revenue, resulting from NetWare customers migrating to our OES product and declines in our installed base, offset somewhat by the release of OES in the middle of the second quarter of fiscal 2005. NetWare and NetWare-related revenue combined with OES revenue decreased by $12.7 million or 19% and $31.1 million or 15% in the third quarter and first nine months of fiscal 2006 compared to the same periods of fiscal 2005. We expect year over year declines for combined NetWare related revenue and OES revenue to continue in the same range in the fourth quarter of fiscal 2006. The decrease in Workspace solutions during the third quarter of fiscal 2006 was also offset somewhat by increased collaboration revenue due to closing a large deal and from the major upgrade shipped in the second quarter of fiscal 2006.
     Global services and support decreased in the third quarter and first nine months of fiscal 2006 compared to the same periods of fiscal 2005 primarily due to expected decreases in IT consulting revenue in the EMEA and Asia Pacific segments as a result of our decision to focus on Novell product-related consulting, thereby reducing revenue from general IT consulting projects.
     We further analyze revenue by solution categories within each geographic segment.
     Net revenue by reporting segment was as follows:

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Americas	$136,660	$135,476	1%	$399,781	$395,024	1%
EMEA	83,819	92,633	(10)%	259,235	287,227	(10)%
Asia Pacific	20,873	24,273	(14)%	63,356	69,354	(9)%

Total net revenue	$241,352	$252,382	(4)%	$722,372	$751,605	(4)%

     Net revenue by solution category in the Americas segment was as follows:

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Resource management	$19,409	$19,326		$57,354	$54,005
Identity and access management	16,226	9,088		42,562	26,667
Other systems, security, and identity management products	2,404	3,152		7,896	9,334

Systems, security and identity management	38,039	31,566	21%	107,812	90,006	20%

Linux platform products	5,566	4,462		15,061	12,515
Other open platform products	1,640	1,504		3,845	4,001

Open platform solutions	7,206	5,966	21%	18,906	16,516	14%

Open Enterprise Server	27,522	17,002		81,332	21,073
NetWare and other NetWare-related	3,022	19,604		13,989	90,170
Collaboration	16,607	15,137		45,318	44,936
Other workspace products	2,038	3,253		7,625	8,689

Workspace solutions	49,189	54,996	(11)%	148,264	164,868	(10)%
Global services and support	42,226	42,948	(2)%	124,799	123,634	1%

Total net revenue	$136,660	$135,476	1%	$399,781	$395,024	1%

     Revenue from the Americas increased slightly in the third quarter and first nine months of fiscal 2006 compared to the same periods in fiscal 2005 due primarily to increased revenue from identity and access management, Linux platform product revenue and collaboration revenue, offset somewhat by decreased combined NetWare/OES revenue. We had revenue from OES for the entire nine month period in fiscal 2006 compared to only one and a half quarters in the nine month period of fiscal 2005.
     Net revenue by solution category in the EMEA segment was as follows:

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Resource management	$11,987	$11,379		$36,895	$34,479
Identity and access management	8,135	6,318		24,522	19,363
Other systems, security, and identity management products	1,400	1,693		4,516	4,752

Systems, security and identity management	21,522	19,390	11%	65,933	58,594	13%

Linux platform products	4,834	3,793		14,058	11,938
Other open platform products	1,593	3,000		2,735	9,542

Open platform solutions	6,427	6,793	(5)%	16,793	21,480	(22)%

Open Enterprise Server	14,945	12,061		45,157	15,608
NetWare and other NetWare-related	3,533	12,022		16,257	58,435
Collaboration	7,498	6,904		23,265	22,774
Other workspace products	1,353	1,726		4,228	6,742

Workspace solutions	27,329	32,713	(16)%	88,907	103,559	(14)%
Global services and support	28,541	33,737	(15)%	87,602	103,594	(15)%

Total net revenue	$83,819	$92,633	(10)%	$259,235	$287,227	(10)%

     Revenue from EMEA decreased in the third quarter and first nine months of fiscal 2006 compared to the same periods of fiscal 2005, primarily due to a decrease in combined NetWare/OES revenue, IT consulting revenue, and other open platform product revenue. Consulting revenue decreases were expected and primarily the result of our planned move to focus on Novell product-related consulting. The decreases in other open platform revenue were also expected and were primarily the result of planned reductions of our consumer product, SUSE Linux (formerly SUSE Professional). These decreases were offset somewhat by increased revenue from identity and access management products. Invoicing in EMEA grew 6% in the third quarter of fiscal 2006 compared to the same period of fiscal 2005. Overall, foreign currency exchange rates decreased revenue in the EMEA segment by approximately $6.9 million during the first nine months of fiscal 2006.

     Net revenue by solution category in the Asia Pacific segment was as follows:

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Resource management	$2,205	$2,177		$6,309	$5,695
Identity and access management	1,692	2,439		6,863	5,925
Other systems, security, and identity management products	305	547		1,056	1,313

Systems, security and identity management	4,202	5,163	(19)%	14,228	12,933	10%

Linux platform products	1,190	655		3,160	1,555
Other open platform products	174	105		672	147

Open platform solutions	1,364	760	79%	3,832	1,702	125%

Open Enterprise Server	2,737	1,901		7,544	2,110
NetWare and other NetWare-related	3,037	4,906		9,171	17,137
Collaboration	1,171	1,280		3,200	3,607
Other workspace products	750	1,784		4,909	6,117

Workspace solutions	7,695	9,871	(22)%	24,824	28,971	(14)%
Global services and support	7,612	8,479	(10)%	20,472	25,748	(20)%

Total net revenue	$20,873	$24,273	(14)%	$63,356	$69,354	(9)%

     The overall decrease in Asia Pacific segment revenue for the third quarter of fiscal 2006 compared to the same quarter of fiscal 2005 is primarily due to a decrease in combined NetWare/OES revenue, identity and access management revenue, and IT consulting revenue as a result of our move to focus on Novell product-related consulting.
     The overall decrease in Asia Pacific segment revenue for the first nine months of fiscal 2006 compared to the same period of fiscal 2005 is primarily due to decreased combined NetWare/OES revenue and a decrease in IT consulting revenue, offset somewhat by small increases in revenue from each of the other categories.
     Deferred revenue
     Deferred revenue represents revenue that is expected to be recognized in future periods. The majority of deferred revenue relates to maintenance contracts and subscriptions and is recognized ratably over the related service periods, typically one to three years. The decrease in deferred revenue at July 31, 2006 compared to October 31, 2005 of $15.0 million is primarily attributable to decreases from seasonality offset by some increases due to improved advanced invoicing. As more of our revenue contracts shift to multiple-product, multiple-year subscription arrangements, we expect that a greater proportion of our revenue will initially be deferred and recognized over the contractual service term as maintenance and subscription revenue.
     Gross profit

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Software licenses gross profit	$40,451	$41,153	(2)%	$114,030	$121,722	(6)%
percentage of related revenue	89%	90%		89%	90%
Maintenance, subscriptions and services gross profit	$120,225	$126,583	(5)%	$364,691	$366,870	(1)%
percentage of related revenue	61%	61%		61%	60%
Total gross profit	$160,676	$167,736	(4)%	$478,721	$488,592	(2)%
percentage of revenue	67%	66%		66%	65%
     The decrease in gross profit from software licenses for the third quarter and first nine months of fiscal 2006 compared to the same periods of fiscal 2005 is primarily due to decreased sales of software licenses and the related shift in revenue from licenses to subscriptions.
     The decrease in gross profit from maintenance, subscriptions, and services for the third quarter and first nine months of fiscal 2006 was primarily a result of lower maintenance and services revenue and additional expense from the adoption of SFAS No. 123(R), which added approximately $1.0 million of expense in the third quarter of fiscal 2006 and $3.0 million in the first nine months of fiscal 2006. These decreases were offset somewhat by the consulting headcount reductions that took place in fiscal 2005 and a shift in the mix of revenue to more product-related revenue compared to consulting revenue, which carries higher costs of goods.

Operating expenses

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Sales and marketing	$90,349	$85,721	5%	$268,466	$266,230	1%
percentage of revenue	37%	34%		37%	35%
Product development	$45,993	$49,040	(6)%	$136,836	$146,845	(7)%
percentage of revenue	19%	19%		19%	20%
General and administrative	$49,764	$24,453	104%	$103,427	$68,118	52%
percentage of revenue	21%	10%		14%	9%
Restructuring expenses	$—	$9,443	—%	$(1,000)	$19,692	105%
percentage of revenue	—%	4%		—%	3%
Purchased in-process research and development	$—	$—	—%	$2,110	$480	340%
percentage of revenue	—%	—%		—%	—%
Gain on sale of property, plant and equipment	$(3,778)	$—	—%	$(5,968)	$(1,589)	276%
percentage of revenue	(2)%	—%		(1)%	—%
Gain on settlement of potential litigation	$—	$—	—%	$—	$(447,560)	—%
percentage of revenue	—%	—%		—%	(60)%
Loss on Japan consulting group held for sale	$8,273	$—	—%	$8,273	$—	—%
percentage of revenue	3%	—%		1%	—%
Executive termination benefits	$9,409	$—	—%	$9,409	$—	—%
percentage of revenue	4%	—%		1%	—%
Total operating expenses	$200,010	$168,657	19%	$521,553	$52,216	899%
percentage of revenue	83%	67%		72%	7%
     Sales and marketing expenses increased in the third quarter and first nine months of fiscal 2006 compared to the same periods of fiscal 2005 due primarily to the adoption of SFAS No. 123(R), which added approximately $2.4 million and $8.6 million of additional expense in the third quarter and first nine months of fiscal 2006, respectively, higher compensation expense, and additional sales expense related to the acquisition of e-Security in the second quarter of fiscal 2006. These increases were offset somewhat by the fiscal 2005 headcount reductions. Sales and marketing headcount was approximately 109 employees, or 9%, lower at the end of the third quarter of fiscal 2006 compared to the same period of fiscal 2005.
     Product development expenses in the third quarter and first nine months of fiscal 2006 decreased compared to the same periods of fiscal 2005 due primarily to planned reductions as a result of the fiscal 2005 headcount reductions, offset somewhat by additional expense from the adoption of SFAS No. 123(R), which added approximately $1.7 million and $5.4 million of additional expense in the third quarter and first nine months of fiscal 2006, respectively. Product development headcount was approximately 260 employees, or 16%, lower at the end of the third quarter of fiscal 2006 compared to the same period of fiscal 2005.
     General and administrative expenses increased in the third quarter and first nine months of fiscal 2006 compared to the same periods of fiscal 2005 due primarily to an adjustment to a litigation-related loss contingency accrual of $24 million based on changes in facts and circumstances, net of settlements we received from one of our insurance companies for past legal expenses that were covered under our insurance policies. General and administrative expenses also increased in the third quarter and first nine months of fiscal 2006 due to additional expense of approximately $2.8 million and $10.6 million, respectively, resulting from the adoption of SFAS No. 123(R) and a reduction in bad debt allowances and other accruals that reduced general and administrative expenses in the first nine months of fiscal 2005. The increase in expenses were offset somewhat by headcount reductions and lower facilities expenses. General and administrative headcount was lower by approximately 44 employees, or 6%, at the end of the third quarter of fiscal 2006 compared to the same period of fiscal 2005.
     During the first nine months of fiscal 2006, we recorded adjustments to the restructuring reserves of $1.0 million related to changes in estimates, of which $0.4 million was related to Asia Pacific, $0.6 million was related to EMEA, $0.1 million was related to the Americas, offset by $0.1 million reclassified to general administrative expenses.
     Purchased in-process research and development in the first nine months of fiscal 2006 related to the acquisition of e-Security in the second quarter of fiscal 2006. Purchased in-process research and development in the first nine months of fiscal 2005 related to the acquisition of Immunix in the second quarter of fiscal 2005.

     The gain on sale of property, plant and equipment during the first nine months of fiscal 2006 relates to the sale of our two corporate aviation assets and certain corporate real estate assets. During the first nine months of fiscal 2005, we recognized a gain of $1.6 million on the sale of our facility in Lindon, Utah.
     The gain on legal settlement in fiscal 2005 relates to the settlement with Microsoft concerning potential anti-trust litigation related to our NetWare operating system.
     Loss on Japan consulting group held for sale relates to the excess of the carrying value of the JCG over its estimated fair value.
     The executive termination benefits related to the departure of our former Chief Executive Officer and Chief Financial Officer during the third quarter of fiscal 2006.
     Other income (expense)

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Investment income	$13,281	$12,892	3%	$43,766	$32,279	36%
percentage of revenue	6%	5%		6%	4%
Impairment of investments	$(278)	$(683)	59%	$(891)	$(2,613)	66%
percentage of revenue	—%	—%		—%	—%
Interest expense and other, net	$(2,192)	$(3,859)	43%	$(6,115)	$(7,850)	22%
percentage of revenue	(1)%	(2)%		(1)%	(1)%
Total other income	$10,811	$8,350	29%	$36,760	$21,816	69%
percentage of revenue	4%	3%		5%	3%
     Novell’s long-term investments consist primarily of investments in venture capital partnerships. Investment income includes income from short-term and long-term investments. Investment income for the third quarter and first nine months of fiscal 2006 increased compared to the same periods in fiscal 2005 due to higher interest rates, offset somewhat by lower cash balances.
     To assess impairment, we analyze forecasted financial performance of the investees and our estimate of the potential for investment recovery based on the financial performance factors. When an impairment is deemed to be “other than temporary,” we record an impairment expense.
     Interest expense and other, net for the third quarter and first nine months of fiscal 2006 decreased compared to the same periods of fiscal 2005 due primarily to lower foreign currency transaction losses.
     Income tax (benefit) expense on income before cumulative effect of a change in accounting principle

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2006	2005	Change	2006	2005	Change
Income tax (benefit) expense	$(10,834)	$8,041	(235)%	$7,988	$84,160	(91)%
percentage of related revenue	(4)%	3%		1%	11%
Effective tax rate	(67)%	79%		104%	18%
     We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. Income taxes for the third quarter of fiscal 2006, and for the first nine months of fiscal 2006, were recorded for income from continuing operations and for income from discontinued operations. For the third quarter of fiscal 2006, we provided an income tax benefit on income from continuing operations of $8.0 million and an income tax benefit on income from discontinued operations of $2.9 million. We provided an income tax benefit for the third quarter of fiscal 2006 due to changes in our estimated annual pre-tax income and due to the impact of a discrete item related to provision to tax return adjustments. For the first nine months of fiscal 2006, we provided income tax expense of $7.0 million on income from continuing operations and income tax expense of $1.0 million on income from discontinued operations.
     Income taxes were recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items). Due to the utilization of a significant amount of our net operating loss carryforwards during fiscal 2005, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital.

In connection with our adoption of SFAS No. 123(R), we elected to follow the tax ordering laws to determine the sequence in which deductions and net operating loss carryforwards are utilized. Accordingly, during the third quarter and first nine months of fiscal 2006, a tax benefit relating to stock options for current year exercises and utilization of previously reserved acquired net operating losses of $0.6 million and $5.9 million, respectively, was credited to additional paid-in capital and a benefit of $0.1 million and $3.6 million, respectively, was credited to goodwill for the utilization of previously reserved acquired net operating losses. In addition, during the third quarter of fiscal 2006, we recorded a net tax benefit of $1.8 million related to provision to tax return adjustments for 2005 returns that were filed.
     The effective tax rate differs from the federal statutory rate of 35% primarily due to the effects of stock-based compensation plans, differences between book and tax items and foreign taxes. The effective tax rate on income from continuing operations for the third quarter of fiscal 2006 was 28% compared to the effective tax rate of 92% for the same period in 2005. The effective tax rate on income from continuing operations for the first nine months of fiscal 2006 was 116% compared to the effective tax rate of 18% for the same period in 2005. The effective tax rates for the third quarter and the first nine months of fiscal 2006 differ from the effective tax rates for the third quarter and the first nine months of fiscal 2005 due to the use of net operating losses in the first quarter of fiscal 2005, which offset income tax expense associated primarily with the income generated from a settlement we reached with Microsoft in the first quarter of fiscal 2005. The effective tax rate for fiscal 2006 will be higher than the rate for fiscal 2005 primarily because the fiscal 2005 rate reflected a benefit recorded to income tax expense from the use of a significant amount of our net operating loss carryforwards.
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
     We paid cash for income taxes of $2.7 million in the third quarter of fiscal 2006 and $4.5 million during the same period of fiscal 2005. We paid cash for income taxes of $13.2 million in the first nine months of fiscal 2006 and $17.4 million during the same period of fiscal 2005. During the quarter, we received a cash refund of $4.2 million from the Internal Revenue Service relating to net operating loss carrybacks made possible under the “Job Creation and Worker Assistance Act of 2002”. We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated. The amount reflected in the consolidated balance sheet at July 31, 2006 is considered adequate based on our assessment of many factors including: results of tax audits, past experience and interpretations of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors.
     Net income (loss) components

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
(dollars in thousands)	2006	2005	2006	2005
Income from continuing operations	$(20,560)	$560	$(13,088)	$376,958
Discontinued operations, net of tax	$15,036	$1,580	$12,771	$4,716
Cumulative effect of a change in accounting principle	$(897)	$—	$(897)	$—
Net income (loss)	$(6,421)	$2,140	$(1,214)	$381,674
     Expense from the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006 decreased income from continuing operations by approximately $7.9 million during the third quarter of fiscal 2006 and $27.6 million during the first nine months of fiscal 2006. Net income was favorably impacted by foreign exchange rate fluctuations in the first nine months of fiscal 2006 by approximately $1.8 million.
     Discontinued operations relates to the sale of Celerant, discussed in the Divestitures section, above.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which responded to diversity in practice of how SFAS No. 143, “Accounting for Asset Retirement Obligations,” was being implemented. Specifically, FIN 47 recognized that, when uncertainty about the timing and/or settlement method existed, some entities were recognizing the fair value of asset retirement obligations (“AROs”) prior to retirement of the asset, while others were recognizing the fair value of the obligation only when it was probable that the asset would be retired on a specific date or when the asset was actually retired. FIN 47 clarified that the uncertainty surrounding the timing and method of settlement when settlement is conditional on a future event occurring should be reflected in the measurement of the liability, not in the recognition of the liability. AROs are must be recognized even though uncertainty may exist about the timing or method of settlement and therefore a liability should be recognized when the ARO is incurred. We adopted FIN 47 effective May 1, 2006. FIN 47 requires an entity to recognize the cumulative effect of initially applying FIN 47 as a change in accounting principle.
     Prior to the issuance of FIN 47, we accounted for AROs when it became probable that the asset would be retired or when the asset was actually retired. Our AROs result from facility operating leases where we are the lessee and the lease agreement contains a reinstatement clause, which generally requires any leasehold improvements we make to the leased property to be removed, at our cost, at the end of the lease.
Liquidity and Capital Resources

(dollars in thousands)	July 31, 2006	October 31, 2005	Change
Cash, cash equivalents and short-term investments	$1,299,331	$1,654,904	(21)%
Percent of total assets	55%	60%
     An overview of the significant cash flow activities for the nine months ended July 31, 2006 and 2005 is as follows:

	Nine Months Ended
(in thousands)	July 31, 2006	July 31, 2005
Cash provided by operating activities, including litigation settlement	$36,777	$442,161
Issuance of common stock, net	21,674	16,035
Repurchases of common stock, retired	(400,000)	—
Purchases of property, plant and equipment	(19,540)	(20,168)
Proceeds from the sale of property, plant and equipment	24,992	10,421
Proceeds from payoff of note receivable	9,092	—
Proceeds from the sale of Celerant, net of cash divested	37,922	—
Cash paid for acquisitions, net of cash acquired	(71,550)	(33,829)
Purchase of intangible assets	(1,159)	(15,500)
Cash paid for equity investment in OIN	(4,225)	—
Other long-term investing activities	7,771	241
     Cash provided by operating activities in the first nine months of fiscal 2005 included the receipt of $447.6 million in cash, net of legal fees, in connection with the Microsoft settlement (included in cash provided by operating activities).
     As of July 31, 2006, we had cash, cash equivalents and other short-term investments of approximately $331.7 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers, and consists primarily of investment grade securities. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, both of which are subject to market risk. Approximately $6.7 million of our short-term investments are designated for deferred compensation payments, which are paid out as requested by the plan participants. Our short-term investment portfolio includes gross unrealized gains and losses of $0.5 million and $8.1 million, respectively, as of July 31, 2006. We monitor our investments and record losses when a decline in the investment’s market value is determined to be other than temporary. Our bank line of credit, which is used for letter of credit purposes, expires on April 1, 2008. On April 1, 2007, we voluntarily reduced our bank line of credit from $25.0 million to $20.0 million.
     As of July 31, 2006, we had a carrying value of $53.6 million related to investments in various venture capital funds and had commitments to contribute an additional $13.1 million to these funds, of which we estimate approximately $5.8 million could be contributed during the remainder of fiscal 2006, approximately $6.6 million in fiscal 2007, and approximately $0.7 million thereafter as requested by the fund managers. In August 2006, we sold all of our rights, titles, interests, and obligations for 22 of our 23 Venture Capital Funds, which were classified in long-term investments in the consolidated balance sheet for total proceeds of $76.3 million. The sale of one-half of one fund closed in the fourth quarter of fiscal 2006, and the sale of the remaining one-half of that fund closed in the first quarter of fiscal 2007, resulting in a total gain of $21.5 million. As a result, we eliminated our future commitments to contribute additional cash to the funds.
     Our $20.0 million, 20% ownership interest in OIN consisted of patents with a fair value of $15.8 million, including $0.3 million of prepaid acquisition costs, and cash of $4.2 million. At the time of the contribution, the patents had a book value of $14.4 million, including $0.3 million of prepaid acquisition costs. According to the terms of the OIN LLC agreement, we could be required to make future cash contributions which we would fund with cash from operations and cash on hand.

     As of July 31, 2006, we have various operating leases related to our facilities. These leases have minimum annual lease commitments of $7.5 million for the remainder of fiscal 2006, $26.2 million in fiscal 2007, $23.1 million in fiscal 2008, $15.4 million in fiscal 2009, $9.4 million in fiscal 2010, and $39.0 million thereafter. Furthermore, we have $31.7 million of minimum rentals to be received in the future from subleases.
     On July 2, 2004, we issued and sold $600.0 million aggregate principal amount of our Debentures due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year until maturity, commencing January 15, 2005. We paid $3.0 million in interest during the first nine months of fiscal 2006. As previously disclosed, we solicited consents from the holders of the Debentures to proposed amendments to the indenture that would give us until Friday, May 31, 2007 to become current in our SEC reporting obligations and a waiver of rights to pursue remedies available under the indenture with respect to any default caused by our not timely filing SEC reports. On November 9, 2006, we received consents from the holders of the Debentures, and therefore we and the trustee entered into a first supplemental indenture implementing the proposed amendments described in the consent solicitation statements. Under the terms of the consent solicitation and first supplemental indenture, we will pay an additional 7.3% per annum, or $44.0 million, in special interest on the Debentures from November 9, 2006 to, but excluding November 9, 2007. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), since the change in the terms of the Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification, and therefore the additional $44.0 million of special interest payments will be expensed over the period from November 9, 2006 through July 15, 2009. During the period of November 9, 2006 through July 15, 2009, the new effective interest rate on this debt, including the $44.0 million, will be 3.2%. The $44.0 million will be paid as special interest payments over three periods; the first payment of $8.1 million occurred in January 2007. The next payment of $22.0 million will occur in July of 2007, and the final payment of $13.9 million will occur in January 2008. In addition, we paid approximately $1.5 million in fees to Citigroup for work performed on the consent process.
     As of July 31, 2006, we also have 187 shares of Series B Preferred Stock outstanding with a carrying value of $9.4 million. The Series B Preferred Stock is redeemable at our option and by the holder under certain change in control circumstances. In November 2006, all of these shares were converted to 1.5 million shares of our common stock.
     On September 22, 2005, our board of directors approved a share repurchase program for up to $200.0 million of our common stock through September 21, 2006. On April 4, 2006, our board of directors approved an amendment to the share repurchase program increasing the limit on repurchase from $200.0 million to $400.0 million and extending the program through April 3, 2007. As of July 31, 2006, we had completed the share repurchase program by purchasing 51.5 million shares at an average cost per share of $7.76. During the third quarter of fiscal 2006, 16.3 million shares were repurchased at an aggregate price of $132.5 million.
     There have been no significant changes to our contractual obligations as disclosed in our fiscal 2005 Annual Report on Form 10-K, other than the changes to the interest payments on the $600.0 million Debentures, discussed above.
     Our principal sources of liquidity continue to be from operations, cash on hand, and short-term investments. At July 31, 2006, our principal unused sources of liquidity consisted of cash and cash equivalents of $500.7 million and short-term investments in the amount of $798.6 million. During the first nine months of fiscal 2006, we generated $36.8 million in cash from operations. Our specific liquidity needs for the next twelve months are principally for financing of fixed assets, and product development. Our general liquidity needs relate to our need to maintain flexibility in a dynamic and competitive operating environment, including the ability to pursue potential acquisition and investment opportunities. We expect our liquidity needs beyond the next twelve months would include those mentioned previously as well as to the possible redemption of our Debentures, which the holders can first require us to repurchase on July 15, 2009.
     We anticipate generating positive cash flows from operations in addition to investment income for the remainder of fiscal 2006 sufficient to fund operations as well as future potential acquisitions, any further integration, restructuring or additional merger-related costs, and planned capital expenditures for the next twelve months. We believe that borrowings under our credit facilities (current and renewed lines) or offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and would be dependent on market conditions at such time. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions.
     Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our 2008 fiscal year, beginning November 1, 2007). We are beginning our evaluation of the impact of this interpretation.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (”SFAS No. 157”). SFAS No. 157 defines fair value and provides enhanced guidance for using fair value to measure assets and liabilities. It also expands the amount of disclosure about the use of fair value to measure assets and liabilities. The standard applies whenever other standards require assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007 (Novell’s fiscal 2009). We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post retirement Plans, an amendment of SFAS Nos. 87, 88, 106, and 132(R),” (“SFAS No. 158”). This statement requires an employer to recognize in its balance sheet the over funded or under funded status of a defined benefit post retirement plan measured as the difference between the fair value of plan assets and the present value of the benefit obligation. The recognition of the net liability or asset will require an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. SFAS No. 158 does not change how post retirement benefits are accounted for and reported in the income statement. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 (Novell’s fiscal 2007). We do not expect the adoption of SFAS No. 158 to have a material impact on our comprehensive income and we do not anticipate a material adjustment to our statement of financial position as a result of adopting SFAS No. 158.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Previously, accounting rules required different measurement attributes for different assets and liabilities that created artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (Novell’s fiscal 2009), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.
     In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (Novell’s fiscal 2008), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.
     Subsequent Events
     Sale of Venture Capital Funds
     In August 2006, we sold all of our rights, titles, interests and obligations for 22 of our 23 Venture Capital Funds, which were classified in long-term investments in the consolidated balance sheet for total proceeds of $76.3 million. The sale of one-half of one fund closed in the fourth quarter of fiscal 2006, and the sale of the remaining one-half of this fund closed in the first quarter of fiscal 2007, resulting in a total gain of $21.5 million.
     Japan Consulting Group
     On August 10, 2006, we sold our Japan consulting group to Nihon Unisys, LTD (“Unisys”) for $4.0 million. $2.8 million of the selling price was paid at closing and $1.2 million is contingent upon certain key employees remaining employed by Unysis for a 12-month period after closing. Unisys will pay $200,000 for each key employee that is still employed by Unisys at the end of the retention period up to $1.2 million. During the third quarter of fiscal 2006, in anticipation of the sale, we recorded a loss of $8.3 million related to the excess carrying amount of the JCG over its fair value, of which $7.1 million was to write off goodwill.
     Microsoft Agreements
     On November 2, 2006, we entered into a Business Collaboration Agreement, a Technical Collaboration Agreement, and a Patent Cooperation Agreement with Microsoft Corporation that together are designed to build, market and support a series of new solutions to make Novell and Microsoft products work better together for customers. Each of the agreements is scheduled to expire January 1, 2012.

     Under the Business Collaboration Agreement, we are marketing a combined offering with Microsoft. The combined offering consists of SUSE Linux Enterprise Server (“SLES”) and a subscription for SLES support along with Microsoft Windows Server, Microsoft Virtual Server and Microsoft Viridian, and is offered to customers desiring to deploy Linux and Windows in a virtualized setting. Microsoft made an upfront payment to us of $240 million for SLES subscription “certificates,” which Microsoft may use, resell or otherwise distribute over the term of the agreement, allowing the certificate holder to redeem single or multi-year subscriptions for SLES support from us (entitling the certificate holder to upgrades, updates and technical support). Microsoft will spend $12 million annually for marketing Linux and Windows virtualization scenarios and will also spend $34 million over the term of the agreement for a Microsoft sales force devoted primarily to marketing the combined offering. Microsoft agreed that for three years following the initial date of the agreement it will not enter into an agreement with any other Linux distributor to encourage adoption of non-Novell Linux/Windows Server virtualization through a program substantially similar to the SLES subscription “certificate” distribution program.
     The Technical Collaboration Agreement focuses primarily on four areas:
•	Development of technologies to optimize each of SLES and Windows running as guests in a virtualized setting on the other operating system;

•	Development of management tools for managing heterogeneous virtualization environments, to enable each party’s management tools to command, control and configure the other party’s operating system in a virtual machine environment;

•	Development of translators to improve interoperability between Microsoft Office and OpenOffice document formats; and

•	Collaboration on improving directory and identity interoperability and identity management between Microsoft Active Directory software and Novell eDirectory software.
     Under the Technical Collaboration Agreement, Microsoft agreed to provide funding to help accomplish these broad objectives, subject to certain limitations.
     Under the Patent Cooperation Agreement, Microsoft agreed to covenant with our customers not to assert its patents against our customers for their use of our products and services for which we receive revenue directly or indirectly, with certain exceptions, while we agreed to covenant with Microsoft’s customers not to assert our patents against Microsoft’s customers for their use of Microsoft products and services for which Microsoft receives revenue directly or indirectly, with certain exceptions. In addition, we and Microsoft each irrevocably released the other party, and its customers, from any liability for patent infringement arising prior to November 2, 2006, with certain exceptions. Both we and Microsoft have payment obligations under the Patent Cooperation Agreement. Microsoft made an up-front net balancing payment to us of $108 million, and we will make ongoing payments to Microsoft totaling not less than $40 million over the five year term of the agreement based on a percentage of our Open Platform Solutions and Open Enterprise Server revenues.
     Conversion of Preferred Stock
     On November 10, 2006, IBM converted the remaining outstanding shares of Series B Preferred Stock into 1.5 million shares of our common stock.
     RedMojo Acquisition
     On November 17, 2006, we acquired all of the outstanding shares of RedMojo Inc, a privately held technology company that specialized in cross platform virtualization management software tools. The purchase price was $9.7 million in cash plus merger and transaction costs of $0.2 million.
     Sale of Salmon Subsidiary
     On March 13, 2007, we sold our shares in Salmon Ltd, (“Salmon”) to Okam Limited, a United Kingdom Limited Holding Company for $4.9 million, plus approximately an additional $3.9 million contingent payment to be received if Salmon meets certain revenue targets. There will be no further shareholder or operational relationship between us and Salmon going forward. Salmon was a component of our EMEA operating segment in fiscal 2006 and Salmon’s sale will not have an impact on our IT consulting business. In our second quarter of fiscal 2007, we recognized a gain on the sale of approximately $0.6 million. During the first quarter of fiscal 2007, in anticipation of the sale, we recorded a loss of $10.8 million related to the excess carrying amount of Salmon over its estimated fair value, of which $10.2 million was to write off goodwill and $0.6 million was to write off intangible assets. We will classify Salmon’s results of operations as a discontinued operation in our consolidated statement of operations beginning in the second quarter of fiscal 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of our foreign currency exchange risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at July 31, 2006.
Interest Rate Risk
     The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our strategy is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximately $4.3 million decrease (less than 0.5%) in the fair value of our available-for-sale securities.
Market Risk
     We also hold available-for-sale equity securities in our short-term investment portfolio. As of July 31, 2006, gross unrealized gains before tax effect, on the short-term public equity securities totaled $0.4 million. A reduction in prices of 10% of these short-term equity securities would result in an approximately $0.7 million decrease (less than 0.5%) in the fair value of our short-term investments.
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
Foreign Currency Risk
     We use derivatives to hedge those net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the United States, impact our consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we do not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $2.3 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.
     We do not currently hedge currency risk related to revenues or expenses denominated in foreign currencies; however, due to a number of factors including net operating margin levels and diversity of currencies, we have not historically experienced large foreign exchange gains or losses related to these revenues and expenses.
     All of the potential changes noted above are based on sensitivity analyses performed on our financial position at July 31, 2006. Actual results may differ materially.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Change in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of our self-initiated, voluntary review of our historical stock-based compensation practices and the related potential accounting impact for the period from November 1, 1996 through September 12, 2006 as described in more detail in Note C of our consolidated financial statements contained in this report, we have implemented improvements to our processes for granting stock-based compensation and plan to implement additional improvements.
Part II. Other Information
     Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.
Item 1. Legal Proceedings
     The information required by this item is incorporated herein by reference from Note Q of our financial statements contained in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
     The risk factors included herein include any material changes to and supersede the description of the risk factors previously disclosed in Item 1A to Part I of our fiscal 2005 Annual Report on Form 10-K.
     Matters related to or arising out of our historical stock-based compensation practices, including government actions, litigation matters, NASDAQ listing and downgrades in our credit ratings, could have a material adverse effect on the Company.
     Our historical stock-based compensation practices have exposed us to risks associated with the judgments we made historically as well as those made as a result of our review of those practices. Based on the findings of the review of our historical stock-based compensation practices by the Audit Committee, we concluded that we had utilized incorrect measurement dates for some of the stock-based compensation awards granted during the review period, November 1, 1996 through October 31, 2006. As a result, we have recorded in our consolidated financial statements, a cumulative $19.2 million adjustment for unrecorded stock-based compensation expense, and related income tax effects, as a decrease to retained earnings as of November 1, 2005, the beginning of our 2006 fiscal year, in accordance with the guidance applicable to the initial compliance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and $0.1 million of non-cash expense in the 2006 fiscal year. We determined that the amounts of stock-based compensation expense that should have been recognized in each of the applicable historical periods were not material to those periods on either a quantitative or qualitative basis. Therefore, we did not restate our consolidated financial statements for prior periods. While we believe that we have made appropriate judgments regarding materiality and in determining the correct measurement dates for our stock-based compensation awards, the SEC and the IRS may disagree with our judgments. If the SEC or the IRS disagrees with our judgments, we may have to restate our financial statements, amend prior filings with the SEC, incur additional expenses as a result of different tax decisions, or take other actions not currently contemplated.
     As discussed in Note Q to the consolidated financial statements contained in this report, derivative actions were filed against us and our current and former officers and directors after we disclosed the commencement of our Audit Committee’s review of our historical stock-based compensation practices. The disclosure about our historical stock-based compensation practices in our Annual Report on Form 10-K for the 2006 fiscal year may adversely affect the outcome of that litigation and may result in the filing of additional litigation and in government actions. No assurance can be given regarding the outcomes of litigation or government actions relating to our historical stock-based compensation practices. The resolution of any of such matters may be time consuming and expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation or government actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.
     As a result of our Audit Committee’ review of our historical stock-based compensation practices, we were delinquent in filing our Quarterly Reports on Form 10-Q for the fiscal quarters ended July 31, 2006 and January 31, 2007 and our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 with the SEC. Consequently, NASDAQ notified us that we were not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and were therefore subject to delisting from the NASDAQ Global Select Market. As a result, we requested and participated in a hearing with NASDAQ to determine our listing status. NASDAQ ultimately permitted our securities to remain listed provided that we file our delinquent periodic reports with the SEC within a specified time frame. On May 25, 2007, we filed our Quarterly Reports on Form 10-Q for the fiscal quarters ended July 31, 2006 and January 31, 2007 and our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 with the SEC. However, if NASDAQ determines that we do not meet the NASDAQ’s listing requirements, our common stock may be delisted from the NASDAQ Global Select Market.
     Furthermore, the disclosure about our historical stock-based compensation practices in our Annual Report on Form 10-K for the 2006 fiscal year and any resulting adverse effects on the Company as described above could cause our credit ratings to be downgraded. A significant downgrade in ratings may increase our cost of borrowing or limit our access to capital.
Our NetWare revenue stream continues to deteriorate.
     We have been selling and upgrading NetWare for many years, sales of which have been declining. Our strategy is to offset these declines by sales of our next generation of NetWare enterprise-ready operating system and services, Open Enterprise Server, or OES, which gives customers the opportunity to choose between a NetWare operating system and a Linux operating system, providing NetWare customers a means to migrate to Linux and open source solutions. However, NetWare and OES combined license and maintenance revenue of our business declined by $49.4 million, or 18%, in fiscal 2006, excluding the impact of favorable foreign exchange rates. If our strategy is unsuccessful, our NetWare and OES revenue stream will deteriorate faster than the growth of revenue streams from our other products.
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
     The industries we compete in are highly competitive. We expect competition to continue to increase both from existing competitors and new market entrants. Competitors of our identity-driven computing solutions and Linux and platform services solutions include Microsoft, IBM, Sun, HP, Altiris, Oracle, LANDesk, and Computer Associates. Our primary competitor in the North America Linux market is Red Hat. Competitors of our global services and support group include IBM, Accenture, HP, CSC and Capgemini. Many of our competitors have greater financial, technical and marketing resources than we have. We believe that competitive factors common to all of our segments include:
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
     We indemnify customers against certain claims that our products infringe upon the intellectual property rights of others. Additionally, under our Novell Linux Indemnification Program, we offer indemnification for copyright infringement claims made by third parties against registered Novell customers who obtain SUSE Linux Enterprise Server 8, SUSE Linux Enterprise Server 9, SUSE Linux Enterprise Server 10, SUSE Linux Enterprise Desktop 10, SUSE Linux Retail Solution, Novell Point of Service, Novell Linux Desktop, and SUSE Linux Enterprise Desktop, and who, after January 12, 2004, obtained upgrade protection and a qualifying technical support contract from us or a participating channel partner. Although indemnification programs for proprietary software are common in our industry, indemnification programs that cover open source software are less so. For example, the SCO Group, Inc. has brought claims against two end users of Linux and has threatened to bring claims against other end users of Linux arising out of the facts alleged in SCO’s lawsuit against IBM and in SCO’s public statements. In the event that claims for indemnification are brought for intellectual property infringement, we could incur significant expense reimbursing customers for their legal costs and, in the event those claims are successful, for damages.
Legal actions being taken by SCO could adversely affect our revenue and business plan if these legal actions cause a reduction in demand for our SUSE Linux and Ximian ® products.
     SCO filed a legal action in March 2003 against IBM alleging, among other things, that Linux is an unauthorized derivative of UNIX and that portions of UNIX intellectual property that SCO alleges it owns have been included in the Linux operating system without authorization. In addition, SCO has warned that legal liability for the use of Linux may extend to commercial users, has threatened such users with litigation and has sought licensing fees from them, and more recently has filed Linux-related suits against other parties. As discussed below, SCO sued Novell for slander of title relating to disputes about whether Novell or SCO owns the copyrights to UNIX, on which some of SCO’s Linux-related claims depend. It is possible that SCO’s actions may reduce general demand for Linux and Linux related products and services. In this event, demand for our Linux (or open source) products and services could decrease, which would reduce revenue and otherwise adversely affect our business since we have made a strategic decision to become active in the Linux market.
A lawsuit filed against us by SCO could result in a substantial judgment against us and adversely affect our revenue and business plan if SCO is successful.
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
If the Free Software Foundation releases a new version of the GNU General Public License with certain currently proposed terms, our business may suffer harm.
     The GNU General Public License, or GPL, is an open source license that governs significant amounts of code used on a royalty-free basis in Linux distributions such as SUSE Linux. The Free Software Foundation, or FSF, owns the copyright to the GPL as well as software licensed under the GPL that is generally considered integral to Linux distributions. In January 2006, the FSF released a draft of a new version of the GPL known as “GPLv3,” which it intends to use for future software releases once it is finalized. The FSF is currently seeking comment on GPLv3, and a final version is expected by July 2007. Once issued, open source developers and IT vendors may elect to provide software under GPLv3, though software made available under earlier GPL versions will remain available under those earlier versions.
     On November 2, 2006, we announced a new relationship with Microsoft. Among other things, Microsoft agreed to make covenants with our customers not to assert its patents against them. Microsoft also purchased coupons that it can distribute to customers who can in turn redeem them for subscriptions to SUSE Linux Enterprise Server. The FSF criticized our deal with Microsoft because it only provides patent protections for our customers rather than for all licensees of GPL software, and on March 28, 2007, the FSF released a new draft of GPLv3, known as “Discussion Draft 3,” that includes provisions intended to negate at least part of our Microsoft agreement.
Discussion Draft 3 includes a term intended to require Microsoft to make the same patent covenants that our customers receive to all recipients of the GPLv3 software included in our products. It also includes a license condition intended to preclude companies from entering into patent arrangements such as our agreement with Microsoft by prohibiting any company that has entered into such an arrangement from distributing GPLv3 code. This license condition does not apply to arrangements entered before March 28, 2007, so as currently proposed it would not apply to our agreement with Microsoft; however, the FSF specifically indicated that this “grandfathering” condition is tentative and may be dropped depending on feedback the FSF receives.
     If the final version of GPLv3 contains terms or conditions that interfere with our agreement with Microsoft or our ability to distribute GPLv3 code, Microsoft may cease to distribute SUSE Linux coupons in order to avoid the extension of its patent covenants to a broader range of GPLv3 software recipients, we may need to modify our relationship with Microsoft under less advantageous terms than our current agreement, or we may be restricted in our ability to include GPLv3 code in our products, any of which could adversely affect our business and our operating results. In such a case, we would likely explore alternatives to remedy the conflict, but there is no assurance that we would be successful in these efforts.
We have experienced delays in the introduction of new products due to various factors, resulting in lost revenue.
     We have in the past experienced delays in the introduction of new products due to a number of factors, including the complexity of software products, the need for extensive testing of software to ensure compatibility of new releases with a wide variety of application software and hardware devices, the need to “debug” products prior to extensive distribution, and with regard to our open source products, our increasing reliance on the work of third parties not employed by Novell. Our open source offerings depend to a large extent on the efforts of developers not employed by us for the creation and update of open source technologies. For example, Linus Torvalds, the original developer of the Linux kernel, and a small group of engineers, many of whom are not employed by us, are primarily responsible for the development and evolution of the Linux kernel that is a key component of our Open Enterprise Server and SUSE Linux Enterprise offerings. The timing and nature of new releases of the Linux kernel are controlled by these third parties. Delays in developing, completing, or shipping new or enhanced products could result in delayed or reduced revenue for those products and could adversely impact customer acceptance of those offerings.
We benefit from the open source contributions of third-party programmers and corporations, and if they cease to make these contributions, our product strategy could be adversely affected.
     Our open source offerings depend to a large extent on the efforts of developers not employed by us for the creation and update of open source technologies. Also, we and many other corporations contribute software into the open source movement. If key members, or a significant percentage, of this group of developers or corporations decides to cease development of the Linux kernel or other open source applications, we would have to either rely on another party (or parties) to develop these technologies, develop them ourselves or adapt our product strategy accordingly. This could increase our development expenses, delay our product releases and upgrades and adversely impact customer acceptance of open source offerings.
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
If our relationships with other IT services organizations become impaired, we could lose business.
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
Our financial and operating results vary and may fall below analysts’ estimates, which may cause the price of our common stock to decline.
     We currently provide estimates of our revenue and earnings per share for the full year with updates as changes warrant. Our operating results may fluctuate from quarter to quarter due to a variety of factors including, but not limited to:
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
     We are a global corporation with subsidiaries, offices and employees around the world and, as such, we face risks in doing business abroad that we do not face domestically. Certain risks inherent in transacting business internationally could negatively impact our operating results, including:
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
     Our IT consulting business derives a portion of its revenue from fixed-price, fixed-time contracts. Because of the complex nature of the services provided, it is sometimes difficult to accurately estimate the cost, scope and duration of particular client engagements. If we do not accurately estimate the resources required for a project, do not accurately assess the scope of work associated with a project, do not manage the project properly, or do not satisfy our obligations in a manner consistent with the contract, then our costs to complete the project could increase substantially. We have occasionally had to commit unanticipated additional resources to complete projects, and may have to take similar action in the future. We may not be compensated for these additional costs or the commitment of these additional resources.
Our IT consulting clients may cancel or reduce the scope of their engagements with us on short notice.
     If our clients cancel or reduce the scope of an engagement with our IT consulting business, we may be unable to reassign our professionals to new engagements without delay. Personnel and related costs constitute a substantial portion of our operating expenses. Because these expenses are relatively fixed, and because we establish the levels of these expenses well in advance of any particular quarter, cancellations or reductions in the scope of client engagements could result in the under-utilization of our professional services employees, causing significant reductions in operating results for a particular quarter.
Conversion of the Debentures into shares of our common stock will dilute the ownership interests of existing stockholders.
     The conversion of some or all of our $600 million aggregate principal amount of senior convertible debentures due 2024 (the “Debentures”) into shares of common stock will dilute the ownership interest of existing common stockholders. Any large volume sales in the public market of the common stock issued upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Debentures may encourage short selling by market participants because the conversion of the Debentures could depress the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities
     The following table presents information regarding purchases of shares of Novell common stock made by Novell pursuant to its share repurchase program during the three months ended July 31, 2006.

			(c)	(d)
			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	Per Share	Programs (2)	Programs
(in thousands, except per share amounts)
May 1, 2006 through May 31, 2006	16,279	$8.14	16,279	$—
June 1, 2006 through June 30, 2006	243	$0.57	—	$—
July 1, 2006 through July 31, 2006	—	$—	—	$—

Total	16,522	$8.03	16,279	$—

(1)	The total number of shares purchased includes: (i) shares purchased pursuant to the share repurchase program described in footnote (2) below; (ii) shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, totaling 18,100 shares in the month of June, and (iii) shares repurchased from terminated employees in accordance with the terms of a restricted stock agreement, totaling 225,215 shares in the month of June.

(2)	On September 22, 2005, Novell announced that its board of directors approved a share repurchase program for up to $200 million of Novell common stock over the next 12 months. On April 4, 2006, Novell announced that its board of directors amended the share repurchase program to increase the amount of Novell common stock that may be repurchased under the program from $200 million to $400 million and to extend the program through April 3, 2007. Novell does not expect to make any additional repurchases under the program since, as of July 31, 2006, Novell completed the share repurchase program by purchasing 51.5 million shares at an average cost per share of $7.76.
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	18 U.S.C. Section 1350 Certification

32.2	18 U.S.C. Section 1350 Certification

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)
Date: May 25, 2007	By:	/s/ DANA C. RUSSELL
Dana C. Russell
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	18 U.S.C. Section 1350 Certification

32.2	18 U.S.C. Section 1350 Certification