Form 10-K
period 2006-10-31
NOVELL INC
filed 2007-05-25
CIK 758004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2006
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

(781) 464-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.10 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates as of April 30, 2006 (based on the last reported sales price of the common stock on the NASDAQ Global Select Market on such date) was $2,100,323,354. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded because such persons are deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act)

Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

As of April 30, 2007 there were 346,742,418 shares of the registrant’s common stock outstanding.

NOVELL, INC.

		Page

	Explanatory Note	ii

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	24

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	58
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	124
Item 9A.	Controls and Procedures	124
Item 9B.	Other Information	125

PART III
Item 10.	Directors and Executive Officers of the Registrant	126
Item 11.	Executive Compensation	134
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	140
Item 13.	Certain Relationships and Related Transactions and Director Independence	142
Item 14.	Principal Accountant Fees and Services	142

PART IV
Item 15.	Exhibits and Financial Statement Schedules	144
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

i

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

ii

NOVELL, INC.

FORM 10-K

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify forward-looking statements, although not all such statements contain these identifying words. These forward-looking statements are based upon information that is currently available to us and/or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by law, or undertaking to update or revise any forward-looking statements contained or incorporated by reference herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, some of which may be similar to those of other companies of similar size in our industry, including pre-tax losses, rapid technological changes, competition, limited number of suppliers, customer concentration, failure to successfully integrate acquisitions, adverse government regulations, failure to manage international activities, and loss of key individuals. Risks that may affect our operating results include, but are not limited to, those discussed in Part I Item 1A, titled “Risk Factors.” Readers should carefully review the risk factors described in this document and in other documents that we file from time to time with the Securities and Exchange Commission.

PART I

Item 1.	Business

The Company

Novell develops, implements, and supports proprietary, mixed source and open source software for use in business solutions. With approximately 4,500 employees in over 80 offices worldwide, we provide customers with enterprise infrastructure software and a full range of training and support services. Our products enable customers to solve business challenges by maximizing the effectiveness of their information technology (“IT”) environments.

Incorporated in January 25, 1983, Novell has a 24-year history of innovation and industry leadership, enabling customers to build their own ‘Open Enterprise’ by adding the strength, flexibility and economy of open source software to their existing IT infrastructures. We offer an open source platform along with fully integrated systems management and security and identity solutions. Our specific offerings include identity and access management products, resource management products, SUSE® Linux Enterprise Server (“SLES”), Open Enterprise Server, NetWare®, and Collaboration products on several operating systems, including Linux, NetWare, Windows, and Unix. These technologies allow us to help customers manage both our open source platform and the other heterogeneous components of their IT infrastructures.

By delivering these technology solutions to our customers, we help them drive increased performance from their IT infrastructures at a reduced cost and with lower risk. In doing so, we give our customers more time to focus on innovation and growth in their core businesses.

To help ensure customer success, we offer customers extensive technical support and training through our worldwide support network. We also have strong partnerships in place with application providers, hardware and software vendors, and consultants and systems integrators. With our open source platform, enterprise infrastructure software, and global network of partners, we offer full solutions to our customers, regardless of their size or location.

Novell annual report 2006	1

Our software solutions are grouped into three main solution categories: systems, security and identity management, open platform solutions, and workspace solutions. In addition, we offer worldwide IT consulting, training and technical support services. Following are descriptions of these categories.

Systems, Security and Identity Management.  Our systems, security, and identity management products include applications that offer broad capabilities for automating the management of IT resources. This group of Novell® solutions creates and assigns digital identities to IT resources, and protects those resources from unauthorized use. They also manage and track the use of IT assets and report on that usage for auditing, billing and compliance reporting purposes. Among other benefits, customers use these solutions to:

•	Automate the management of IT assets, including servers, desktops, laptops and hand-held devices, through their entire lifecycle with device location tracking, utilization reporting and routing administrative tasks.

•	Lower the total cost of ownership of desktops and laptops through automated machine configuration and software patch management across the enterprise.

•	Reduce the complexity and costs of managing users and their access to systems through instant provisioning of new employees, streamlined authentication and authorization, and centrally managed access policies.

•	Secure enterprise information from unauthorized use through the instant revocation of access rights, the creation of a consistent enterprise-wide security model, and by gaining full visibility into how information, services and resources are being used.

We believe that businesses recognize the need to manage access to their assets, and the use and optimization of those assets, with systems that are driven by business policies. Novell meets this need by offering systems that help customers define, implement and administer business policies across a single enterprise. Novell’s solutions also accommodate customers’ need for increased business agility. By using our products, customers can extend their business processes and systems across organizational and technical boundaries, integrating with the operational environments of their customers, employees, suppliers and partners. This affords organizations the opportunity to make changes to their business operations without incurring the cost of constantly changing individual software application components, and without impacting their business partners.

These identity-based technologies not only regulate user access to data and applications, but are increasingly becoming the basis for securing and managing other information assets, such as mobile computing and communications devices and data center servers. We believe that identity management technologies are increasingly becoming the preferred means by which businesses will efficiently utilize all their IT assets. We have developed products for this market to help our customers take advantage of these opportunities. These products can be deployed across a number of systems, including Linux, NetWare, Windows, and Unix recognizing the heterogeneous nature of today’s IT infrastructures. Our development strategy has been to produce systems, security and identity management technologies as a set of discrete software components that customers can deploy quickly to meet specific business needs. We believe that this approach is far more appealing to customers than the alternative approach of building large, monolithic applications requiring lengthy implementations without any immediate business benefit.

Open Platform Solutions.  Our open platform solutions category includes solutions that offer effective, open and cross-platform approaches to computing, networking and collaboration. Open platform solutions offer operating systems, network services, and workgroup software solutions.

With our open platform solutions, including our Linux-based and other related products, we focus on the substantial growth opportunities presented by enterprise adoption of open source technologies.

The foundation of this category is SUSE Linux Enterprise, our high quality and highly interoperable enterprise computing platform. With its openness, reliability and enterprise-class performance, we refer to SUSE Linux

2	Novell annual report 2006

Enterprise as the Platform for the Open Enterprise. It offers businesses a complete open platform that supports mission-critical applications from the desktop to the data center. Components of this platform include:

•	SUSE Linux Enterprise Server, which handles a variety of server workloads including edge and infrastructure computing, enterprise database deployment, line-of-business applications, and mission-critical software applications.

•	SUSE Linux Enterprise Desktop, which offers a general-purpose desktop computing environment with high usability, a broad range of productivity applications including a full office suite, and advanced graphic capabilities.

A major focus of our open platform solutions is to advance and promote open source computing, with particular emphasis on driving increased enterprise adoption of Linux. We believe that a major shift toward the use of open source software is well underway across many industry segments. This trend is fueled by organizations that are more critically assessing the cost effectiveness of their existing IT infrastructures, evaluating viable open source alternatives, and seeking ways to avoid vendor lock-in.

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

While the flexibility and cost savings of Linux and open source have made it attractive to enterprise customers, we believe they continue to look to proprietary software vendors to provide applications, management and security solutions. With our SUSE Linux Enterprise platform, our customers can now easily take a cross-platform approach, deploying the best of proprietary and open source software offerings for management and security functionality. We believe that many businesses find value in Novell providing them with a path to a more open, flexible and reliable IT environment, without requiring them to dismantle or disrupt any software or systems they presently have running. For example, we offer solutions today that allow customers to collaborate seamlessly across their Windows and Linux environments. We also provide solutions that enable IT managers to control Linux, NetWare and Windows systems simultaneously, consistently and easily.

Workspace solutions.  Like our open platform solutions, our workspace solutions category also includes solutions that offer effective, open and cross-platform approaches to computing, networking and collaboration. Workspace solutions offer operating systems, network services, and workgroup software solutions. Our workspace solutions category is comprised of proprietary software products that provide customers with powerful solutions that are designed to operate within existing heterogeneous computing environments as well as to provide tools and strategies to allow easy migration between platforms to better fit customers’ technology plans. Our primary server products within this category are Open Enterprise Sever (OES) and NetWare. OES consists of several enterprise-ready, scalable networking and collaboration services. These include file, print, messaging, scheduling and directory-based management modules that allow customers to manage their global computing environment from a single, central console deployed on either of our major operating systems platforms. Our workspace solutions category also includes our GroupWise® and collaboration technologies, Novell Cluster Servicestm, and BorderManager®.

Global services and support.  We provide worldwide IT consulting, training and technical support services to address our customers’ needs. Our worldwide IT consulting practice provides the business knowledge and technical expertise our customers need to implement and achieve maximum benefit from our products and solutions. We also offer open source and identity-driven services designed to assist our customers with fast and effective application integration or migration of their existing platforms to Linux.

Through our training services, we offer skills assessments, advanced technical training courses, and customized training directly and through authorized training service partners. We also offer testing and certification programs to systems administrators, engineers, salespeople, and instructors on a wide variety of technologies,

Novell annual report 2006	3

including Linux. In support of our strategy to drive increased enterprise adoption of Linux, we offer the Novell Certified Linux Engineersm and Novell Certified Linux Professionalsm programs.

We provide our customers with a global support structure covering proprietary and open source technical support. We deliver our technical support services through a variety of channels, including on-site dedicated resources as well as through telephone, web, e-mail, and remote systems management.

Recent Developments.  In the first quarter of fiscal 2007, we modified our segments to focus on a business unit structure, which will allow us to build upon the progress we have made in strengthening our geographic sales and marketing capabilities and to further increase our market responsiveness. Four of the new business units are based on our product categories, specifically:

•	open platform solutions;

•	systems and resource management;

•	identity and security management; and

•	workgroup.

The final business unit is general business consulting. We believe that this modification created stronger focus on the customer. Each business unit has targets specific to its business in terms of revenue, profit and growth rates. We also believe that process excellence and process consistency are critical to the success of these units. Therefore, each has the same basic structure and main areas of focus: engineering, product management, and product marketing.

With the sizable growth opportunities we see within specific areas of our previous resource management and identity and security management business unit, we now believe a singular focus on the major growth categories within this unit is appropriate and will enable even greater success. Accordingly, we created two separate business units to focus on each of these areas. First, there is the systems and resource management business unit, which focuses on meeting the growing infrastructure management needs of our customers for desktops, networks and servers. This unit includes the entire ZENworks® product family. Second is the identity and security management business unit that continues to provide advanced, identity-driven solutions to the enterprise market. This unit includes Sentineltm, Identity Manager, Novell Access Managertm, Secure Login, Novell eDirectorytm, and Novell Audit.

To further refine our focus on specific growth opportunities, we created two additional business units: open platform solutions and workgroup. The open platform solutions business unit will focus on the unique growth opportunity around open source technologies. This business unit includes SUSE Linux Enterprise, SUSE Linux Enterprise Server, SUSE Linux Enterprise Desktop, and the other Linux-based solutions in our portfolio. The new workgroup business unit will focus on bringing our new technologies for collaboration to both existing and new customers. This business unit includes Open Enterprise Server, NetWare and NetWare-related products, GroupWise, and BorderManager.

We believe that this new business unit structure will help us to further improve our responsiveness to the needs of our customers and the demands of the marketplace.

Components of our Solutions Categories

The following is a description of the core products and services that made up each of our information solution categories during fiscal 2006. A solution may be offered in the form of licenses, maintenance, stand-alone upgrade protection, or in the case of SUSE Linux Enterprise Server, a subscription. Maintenance includes upgrade protection, on a when-and-if available basis, and technical support. A subscription includes configuration support and updates and upgrades to the technology, on a when-and-if available basis. Maintenance, upgrade protection and subscriptions typically have a one to three year contractual term.

4	Novell annual report 2006

Systems, security, and identity management

•	Resource management products

•	ZENworks management products protect the integrity of networks by centralizing, automating, and simplifying every aspect of network management, from distributing vital information across the enterprise to maintaining consistent policies on desktops, servers, and devices on Linux, NetWare, and Windows environments.

•	Identity and access management products

•	Identity Manager is a powerful data-sharing and synchronization solution, often referred to as a meta-directory solution, which automatically distributes new and updated information across every designated application and directory on a network. This ensures that trusted customers, partners, and suppliers are accessing consistent information, regardless of the applications and directories to which they have access.

•	SecureLogin is a directory-integrated authentication solution that delivers reliable, single sign-on access across multi-platform networks, simplifying password management by eliminating the need for users to remember more than one password.

•	iChain® is an identity-based security solution that controls access across technical and organizational boundaries to applications, the web, and network resources. iChain separates security from individual applications and web servers, enabling single-point, policy-based management of authentication and access privileges throughout the Internet.

•	Sentinel automates the monitoring of IT for effectiveness allowing users to detect and resolve threats in real-time. Sentinel also provides documented evidence needed by some users to comply with regulatory and industry compliance requirements.

•	Other systems, security, and identity management

•	Novell eDirectory is a full-service, platform-independent directory that significantly simplifies the complexities of managing users and resources in a mixed Linux, NetWare, UNIX, and Windows environment. It is a secure, scalable, directory service that allows organizations to centrally store and manage information across all networks and operating systems and leverage existing IT investments.

Open platform solutions.

•	Linux platform products

•	SUSE Linux Enterprise Server is an enterprise-class, open source server operating system for professional deployment in heterogeneous IT environments of all sizes and sectors. This operating system integrates all server services relevant in Linux and constitutes a stable and secure platform for the cost-efficient operation of IT environments.

•	Linux Desktop is a business desktop product that brings together the Linux operating environment with a complete set of office applications. Among the more significant business applications, it includes OpenOffice (an office productivity suite), Mozilla’s Firefox browser, and Novell Evolutiontm, a collaboration client for Linux.

•	Other open platform products

•	SUSE Linux, formerly SUSE Linux Professional, is an open source product that combines a fast, secure operating system with over 1,000 open source applications. It is ideal for new Linux users as well as technical enthusiasts, and it is available for download at OpenSUSE.org or available through the retail channel.

Novell annual report 2006	5

Workspace solutions

•	Open Enterprise Server (“OES”) is a secure, highly available suite of services that provides proven networking, communication, collaboration and application services in an open, easy-to-deploy environment. OES provides customers the choice of deploying on either NetWare or SUSE Linux Enterprise Server and provides common management tools, identity-based services and support backed by Novell.

•	NetWare and NetWare-related

•	NetWare is our proprietary operating system platform that offers secure continuous access to core network resources such as files, printers, directories, e-mail and databases seamlessly across all types of networks, storage platforms and client desktops.

•	Novell Cluster Services is a scalable, highly available Storage Area Network resource management tool that reduces administrative costs and complexity of delivering uninterrupted access to information and resources.

•	Collaboration

•	GroupWise collaboration products offer traditional and mobile users solutions for communication over intranets, extranets and the Internet.

•	Other workspace

•	BorderManager is a suite of network services used to connect a network securely to the Internet or any other network, allowing outside access to intranets and user access to the Internet.

•	Novell iFolder® is a product that allows users to access, organize, and manage computer files from any computer at any time, while ensuring the information is safe and up-to-date.

Global services and support.

•	Consulting services: We provide technical expertise to deliver world-class solutions, based on an innovative approach focused on solving our customers’ business problems. We deliver services ranging from discovery workshops to strategy projects to solution implementations, all using a consistent, well-defined methodology. Our consulting approach is based on a strong commitment to open standards, interoperability, and the right blend of technology from Novell and other leading vendors.

•	Technical Support: We provide phone-based, web-based, and onsite technical support for our proprietary and open source products through our Premium Servicesm program. Premium Service provides customers with the flexibility to select the appropriate level of technical support services, which may include stated response times, around-the-clock support, service account management, and dedicated resources, such as Novell’s most experienced engineers. The Dedicated Support Engineer, Primary Support Engineer, Advantage Support Engineer, and Account Management programs allow customers to build an ongoing support relationship with Novell at an appropriate level for their needs. We have committed a significant amount of technical support resources to the Linux open source platform. We also offer a full array of remote monitoring services and managed services. These services help customers increase system uptime, leveraging our experts to monitor and maintain the technologies our customers have employed.

•	Technical Support Alliance (“TSANet”): TSANet is an industry organization that enables worldwide seamless collaborative support for multi-vendor support issues. TSANet was originally organized in 1993, with Novell being instrumental in the formation and charter of the organization. Membership today consists of more than one hundred software and hardware companies, including industry leaders such as Dell Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, Novell, Inc., Red Hat Inc., Sun Microsystems, Inc., Symantec Corp., and Unisys Corporation. We are an active member of TSANet worldwide, with representation on both the North American Board of Trustees and the European Board of Directors.

6	Novell annual report 2006

•	Training Services: We accelerate the adoption and enable the effective use of our products and solutions through the delivery of timely and relevant instructor-led and technology-based training courses, assessments and performance consulting services.

Programs are delivered directly to customers and through our global channel of authorized Novell training partners. Our courses provide customers with a thorough understanding of the implementation, configuration, and administration of our products and solutions. Additionally, we offer performance consulting services that provide clients and partners with an evaluation of their proficiencies and their knowledge gaps. We also deliver Advanced Technical Training at an engineer level to customers and partners on a global basis. Our key certification programs include the following:

•	Certified Novell Engineersm (“CNE®”) Program: Through the long-standing CNE program, we are strengthening the networking industry’s self-support capability. CNE certificate holders are individuals who have received in-depth training and information and passed a comprehensive test validating their ability to proficiently administer both Novell and other networks.

•	Certified Linux Professional (“CLP”) Program: The CLP program represents the cornerstone of our commitment to providing training and certification options for our clients and partners who require credentials and validation of competency on our SUSE Linux Enterprise Server platform.

•	Certified Linux Engineer (“CLE”) Program: The CLE program represents the IT industry’s most advanced Linux engineering certification. Our Practicum testing technology allows us to validate a student or IT professional’s competencies versus the classic IT certification approach of testing book knowledge.

Strategy

We offer customers enterprise infrastructure software in a flexible combination of open source, mixed source and proprietary technologies. We also offer a full range of high-quality services to ensure customer success in their deployments of our solutions. Our strategy is to offer customers a compelling open source computing platform, along with integrated systems, security, and identity solutions, and workspace products. By offering these technologies and services, and showing customers how they can easily manage both our platform and the other heterogeneous components of their IT infrastructures, we will help them drive increased IT effectiveness while lowering cost, complexity and risk. Deployed either directly or through our global network of partners, Novell solutions enable customers to spend more of their time, energy and resources focused on driving their own businesses forward.

Our strategy is to create products that enable our customers to secure, manage, simplify, and integrate their heterogeneous IT environments at low cost, while ensuring the products are easy to implement, deploy and maintain. A key component of our strategy is to ensure that key Novell product functions work on the Linux platform. We pursue our strategy through five key areas as follows:

Product Strategy

Our overall products and services strategy is two-fold. First, we offer products and services that will help to broaden and accelerate enterprise adoption of Linux in general, and SUSE Linux Enterprise in particular. We plan to leverage this broadening base of Linux implementations as a foundation upon which we will sell our enterprise infrastructure software offerings, which is the second part of our strategy.

A key enabling element of this strategy is for us to continue to deliver innovative, open source and open standards-based products that are easy to deploy, simple to operate, and highly reliable and scalable. By doing so, we will empower IT executives to create more robust computing environments at a lower cost of operation.

With regard to Linux adoption, we plan to continue our strong support of the open source development community, and of the many open source organizations and projects to which we presently contribute. We also plan to continue to use our significant engineering and support resources to encourage customers to adopt Linux. One way we can accomplish this is to develop and sell key product functions that operate on the Linux platform.

Novell annual report 2006	7

To support the second part of our two-fold strategy — driving sales of enterprise infrastructure software — our plan is to continue developing and delivering role-based, policy-driven identity management solutions (based on a set of processes that control access to applications based on a pre-determined set or rules). Our design approach involves creation of sets of open standards-based, discrete software products that are easy for customers to implement and that quickly deliver value — without further dependence on proprietary software. We use our enterprise infrastructure software as a basis for establishing and maintaining long-term strategic relationships with key customers.

Professional Services Strategy

Our professional services strategy is to focus our IT consulting and training expertise on identity-driven solutions and open source software adoption, and to provide a full range of support services for all our proprietary, mixed source and open source products.

Alliances and Partnership Strategy

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

Our partners include: Microsoft, IBM, HP, Dell, Inc., Intel Corporation, Oracle Corporation, SAP AG, Advanced Micro Devices, Inc., Veritas, Computer Associates International, Inc., EMC, and Adobe Systems, Inc. These partners are all members of the Novell PartnerNet® Program and gain value through participating in different partner tracks. Solution providers gain access to various marketing programs that help drive sales volumes. Technology partners receive solution developer toolkits and services that ensure successful enablement of their technology with our technology. Our training partners have opportunities to increase their skill levels and provide training services to our customers.

Multi-channel Sales Strategy

We deliver solutions through direct and indirect channels, serving large organizations directly or with systems integration partners, and serving small- and medium-sized organizations through our channel partners. We have reengaged and renewed our business partner and channel relationships, with an emphasis on specialization, giving us a greater presence in the marketplace while lowering our distribution costs. To maximize our reach while ensuring the highest quality of service to our customers, we provide our channel partners complete access to all of our tools, training and methodologies.

Personnel Development Strategy

Our employees are our most significant asset. We work continuously to update their skill sets by providing education and training to improve our productivity. We regularly assess our development progress and focus on key areas as appropriate.

Where appropriate, we also intend to augment our offerings and delivery capabilities through acquisitions. Taken together, we believe the success of these key strategies will provide lasting benefits to our customers and stockholders alike.

8	Novell annual report 2006

Recent Developments.

We recently entered into a partnership with Microsoft. The overarching purpose of this partnership is to increase the utility, desirability and penetration of Linux by enabling its interoperation with Windows to a mixed environment that is easier to maintain. We believe that this partnership will help us deliver value to customers by giving them greater flexibility and effectiveness in their IT environments. The partnership consists of three related agreements:

•	A technical collaboration agreement primarily in the areas of virtualization, web services management, directory interoperability, and document format compatibility;

•	A business collaboration agreement around joint sales and marketing activities; and

•	A patent cooperation agreement.

We believe that this partnership addresses pressing, industry-wide issues, that it puts customers’ needs first, and that our company will benefit from it financially and strategically.

Acquisitions and Dispositions

We acquire companies or technology when we determine that the related products or technology are strategic or complimentary to our current or future product offerings, as the opportunities arise. For example, during fiscal 2006, we acquired 100% of the outstanding stock of e-Security, Inc., which provides security information, event management and compliance software. e-Security’s products are now part of our identity and access management sub-category. During fiscal 2006, we also acquired the remaining 50% interest in our sales and marketing joint venture in India; we acquired some developed technology, which was integrated into our Workspace solutions products; and we along with four other companies, established Open Invention Network, LLC (“OIN”), a privately held company that has and will acquire patents to promote Linux and open source.

As we determine that parts of our business are no longer strategic to the company as a whole, we will look for alternatives such as divestitures or other capital structures. For example, during fiscal 2006, we sold our shares in Celerant consulting to a group comprised of Celerant management and Caledonia Investments plc and we sold our Japan consulting group to a third party as these operations were no longer strategic to our business.

Segment and Geographic Information

We sell our products, services, and solutions primarily to corporations, government entities, educational institutions, resellers and distributors both domestically and internationally.

We operate and report our financial results in three segments based on geographic area. Prior to May 2006, we had a fourth segment, Celerant consulting, which was divested in May 2006 and is included in discontinued operations (see Note E to our consolidated financial statements). Our performance is evaluated by our Chief Executive Officer and our other chief decision makers based on reviewing revenue and segment operating income (loss) information for each geographic segment.

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

Novell annual report 2006	9

Segment disclosures and geographical information for fiscal years 2006, 2005, and 2004 are presented in Part II, Item 8, Note AA of the notes to the consolidated financial statements of this report, which is incorporated by reference into this Part I, Item 1.

Segment Changes

Beginning in the first quarter of fiscal 2007, we will begin operating and reporting our financial results in five new business unit segments based on information solution categories, rather than on geographic area. The new segments will be:

•	Open Platform Solutions, which will focus on the unique growth opportunities around open source technologies. This business unit includes SUSE Linux Enterprise, SUSE Linux Enterprise Desktop, and other Linux-based solutions.

•	Systems and Resource Management, which will focus on meeting the growing infrastructure management needs of our customers for desktops, networks and servers. This business unit includes the ZENworks product family.

•	Identity and Security Management, which will continue to provide advanced, identity-driven solutions to the enterprise market. This business unit includes Sentinel, Identity Manager, Access Manager, Secure Login, eDirectory, and Novell Audit.

•	Workgroup, which will focus on bringing our new technologies for collaboration to both existing and new customers. This business unit includes Open Enterprise Server, NetWare, GroupWise and BorderManager.

•	Business consulting, which conducts general consulting activities and is comprised primarily of our Salmon and Swiss consulting units.

We changed our operating and reporting structure to increase integration and teamwork internally, to build stronger business-focused units, and to be better equipped to address customer needs. As our strategy continues to evolve, the way in which management views financial information to best evaluate performance and operating results may also change.

Product Development

We conduct product development activities throughout the world in order to meet the needs of our worldwide customer base. Our commitment to deliver world-class products that manage, simplify, secure, and accelerate business solutions means continued investment in product development. Our major product development sites include Provo, Utah; Waltham and Cambridge, Massachusetts; Nuremberg, Germany; Dublin, Ireland; Bangalore, India; and Prague, Czech Republic.

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

Product development expenses for the fiscal years 2006, 2005, and 2004 are discussed in Part II, Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference into this Part I, Item 1.

Sales and Marketing

Our sales and marketing strategy targets customers who are looking for solutions in the following five technology areas: data center, security and identity management, resource management, desktop and workgroup. We sell our business solutions via a multi-channel sales and marketing model, with value added partners such as demand agents, vertical markets resellers, systems integrator distributors, and OEMs who meet our criteria, as well

10	Novell annual report 2006

as selling directly to named enterprise customers. In addition, we conduct sales and marketing activities and provide technical support, training, and field service to our customers from our 21 U.S. and 99 international sales offices.

Distributors.  We have established a network of independent distributors who sell our products to resellers, dealers, VARs (value added resellers), and computer retail outlets. As of October 31, 2006, there were 11 U.S. distributors and approximately 112 international distributors.

VARs and Systems Integrators.  We also sell directly to VARs and systems integrators who provide solutions across multiple vertical market segments and whose volume of purchases warrants buying directly from us.

OEMs/Independent Hardware Vendors (“IHVs”)/Independent Software Vendors (“ISVs”).  We license subsets of products to domestic and international OEMs/IHVs/ISVs for integration with their products and/or solutions. As of October 31, 2006, we had agreements with approximately 150 IHVs and ISVs.

End-User Customers.  We have assembled worldwide field resources to work directly with enterprise end users. Additionally, product upgrades and software maintenance are sold directly to end-users. Customers can also purchase products and services under license agreements through partners or resellers in or near their geographic locations.

Marketing Strategy.  Our marketing strategy is to clearly articulate Novell’s value proposition in the markets we choose to serve and in doing so attract and retain satisfied customers. To do this, we employ multiple channels of communications to raise awareness, generate demand and provide tools for our multi-channel field sales and services organizations. We examine and select market opportunities that best fit our current product portfolio and solutions strengths. This includes researching geographic and industry markets, determining product lifecycle maturity, and assessing competitive strategies. Our marketing strategy is driven by a key set of metrics that include the measurement of awareness across geographies, specific lead generation metrics and deliverables to support the sales process. Our marketing strategy will be successful if we increase the market’s adoption of our products based on clear market differentiation, improve the win ratio of our sales force by providing quality training and tools, and shorten the sales cycle by providing convincing evidence of our capabilities to prospective customers. Our target marketing audience is the CIO and other senior IT executives responsible for key IT functions across the enterprise.

Marketing Initiatives.  Our marketing activities are varied but tightly focused. To more closely align our offerings with customers needs, we have developed a series of strategic campaigns that address these customer needs and align them with our capabilities. Specifically, our campaigns are focused on promoting our enterprise wide “desktop to data center” Linux platform, our Security and Systems Management offerings used to manage mixed IT environments, and our advanced workgroup capabilities for file, print, directory, and advanced collaboration. Our marketing campaigns are based on our positioning of “Software for the Open Enterprise”. We believe this positioning best serves us in increasing our relevance to our customers

International Revenue.  In fiscal years 2006, 2005, and 2004, approximately 52%, 55%, and 53%, respectively, of our revenue was generated from customers outside the U.S. No foreign countries accounted for more than 10% of revenue in fiscal year 2006 or 2004. In fiscal 2005, revenue in the United Kingdom accounted for approximately 12% of our total revenue based on revenue classified by location of the end-user customers. For information regarding risk related to foreign operations, see Part I, Item 1A, “Risk Factors,” which information is incorporated by reference into this Part I, Item 1.

Major Customers

No single customer accounted for more than 10% of our revenue in fiscal year 2006, 2005, or 2004.

Manufacturing Suppliers

Our physical products, which consist primarily of discs and manuals, are duplicated by outside vendors. Multiple high-volume manufacturers are available. We do not rely on a single provider for our raw materials, nor have we encountered problems with our existing manufacturing suppliers.

Novell annual report 2006	11

Backlog

Lead times for our products are relatively short. Consequently, we do not believe that backlog is a reliable indicator of future revenue or earnings. Our practice is to ship products promptly upon the receipt of purchase orders from our customers and, therefore, backlog is not significant.

Although we have a significant amount of deferred revenue recorded on our consolidatated balance sheet, included in this report, the majority of this amount relates to maintenance contracts and subscriptions, which is recognized ratably over the related service periods, typically one to three years, and does not pertain to unshipped product.

Competition

The market for identity-driven computing solutions and Linux and platform services solutions is highly competitive and subject to rapid technological change. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that competitive factors common to all of our segments include the following:

•	our ability to preserve our traditional customer base;

•	our ability to sell overall solutions comprised of products and services provided by us and our partners;

•	the timing and market acceptance of new solutions developed by us and our competitors;

•	brand and product awareness;

•	the ability of Linux and open source solutions to provide a lower total cost of ownership;

•	the completeness of our suite of product and solutions offerings to solve customer problems;

•	our ability to establish and maintain key strategic relationships with distributors, resellers, independent software vendors, and other partners; and

•	the pricing of our products and services and the pricing strategies of our competitors.

Primary competitors of our identity-driven computing solutions include Microsoft, IBM, Sun, Oracle, HP, Altiris, Inc., LANDesk, Inc., and Computer Associates. Primary competitors for our Linux and platform services solutions include Microsoft and Red Hat. Primary competitors of our global services and support group include IBM, Accenture, HP, Computer Services Corporation (“CSC”) and Capgemini Group.

One pervasive factor facing us and all companies doing business in our industry is the presence — and dominance — of Microsoft. However, in November 2006 Novell and Microsoft entered into a set of broad business and technical collaboration agreements to build, market and support a series of new solutions to make Novell and Microsoft products work better together. The two companies also agreed to provide each other’s customers with patent coverage for their respective products. We will continue to be competitors of Microsoft, but it is our goal that through this set of agreements, Microsoft will serve as an important indirect source of channel sales for Novell’s Linux sales.

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

12	Novell annual report 2006

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

In November 2005, Open Invention Network LLC (“OIN”) was established by us, IBM, Philips, Red Hat and Sony. OIN is a privately held company that has and will acquire patents to promote Linux and open source by offering its patents on a royalty-free basis to any company, institution or individual that agrees not to assert its patents against the Linux operating system or certain Linux-related applications. In addition, OIN, in its discretion, will enforce its patents to the extent it believes such action will serve to further protect and promote Linux and open source. In fiscal 2007, NEC became an investor in OIN, with the same rights, privileges and obligations as the original investors.

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

Seasonality

All segments of our business often experience a higher volume of revenue at the end of each quarter and during the fourth quarter of our fiscal year due to the spending cycles of our customers and the negotiation patterns typical in the software industry.

Corporate Information

Novell was incorporated in Delaware on January 25, 1983. Our headquarters and principal executive offices are located at 404 Wyman Street, Suite 500, Waltham, MA 02451. Our telephone number at that address is (781) 464-8000. We also have offices located in Provo, Utah, telephone number (801) 861-7000. Our website is www.novell.com. We conduct primary product development activities in Provo, Utah; Waltham, Massachusetts; Cambridge, Massachusetts; Dublin, Ireland; Nuremberg, Germany; Bangalore, India, and Prague, Czech Republic. We also contract out some product development activities to third-party developers.

Our Annual Report, Securities and Exchange Commission (“SEC”) filings, earnings announcements, and other financial information are available on our Investor Relations website at http://www.novell.com/ir. We make our annual, quarterly, and current reports, including any amendments to those reports, freely available on our website as soon as reasonably practicable after they are filed with or furnished to the SEC. This and other information that we file with or furnish to the SEC is also freely available on the SEC’s website at www.sec.gov. Mailed copies of these reports can be obtained free of charge through our automated telephone access system at (800) 317-3195 or by emailing Novell’s investor relations department at irmail@novell.com. The information on

Novell annual report 2006	13

our website listed above is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.

Employees

As of April 30, 2007, we had 4,549 employees. The functional distribution of our employees was: sales and marketing — 1,094; product development — 1,373; general and administrative — 635; and service, consulting, training, and operations — 1,447. Of these, 3,630 employees are in locations outside the Americas. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Competition for personnel of the highest caliber is intense in the software and consulting industries. To make a long-term relationship with us rewarding, we endeavor to give our employees challenging work, educational opportunities, competitive wages, sales commission plans, bonuses, and opportunities to participate financially in the success of Novell through stock option and stock purchase plans.

Item 1A.	Risk Factors

Matters related to or arising out of our historical stock-based compensation practices, including government actions, litigation matters, NASDAQ listing and downgrades in our credit ratings, could have a material adverse effect on the Company.

Our historical stock-based compensation practices have exposed us to risks associated with the judgments we made historically as well as those made as a result of our review of those practices. Based on the findings of the review of our historical stock-based compensation practices by the Audit Committee, we concluded that we had utilized incorrect measurement dates for some of the stock-based compensation awards granted during the review period, November 1, 1996 through October 31, 2006. As a result, we have recorded in our consolidated financial statements for the fiscal year ended October 31, 2006, which are included in this Annual Report on Form 10-K, a cumulative $19.2 million adjustment for unrecorded stock-based compensation expense, and related income tax effects, as a decrease to retained earnings as of November 1, 2005, the beginning of our 2006 fiscal year, in accordance with the guidance applicable to the initial compliance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and $0.1 million of non-cash expense in the 2006 fiscal year. We determined that the amounts of stock-based compensation expense that should have been recognized in each of the applicable historical periods were not material to those periods on either a quantitative or qualitative basis. Therefore, we did not restate our consolidated financial statements for prior periods. While we believe that we have made appropriate judgments regarding materiality and in determining the correct measurement dates for our stock-based compensation awards , the SEC and the IRS may disagree with our judgments. If the SEC or the IRS disagrees with our judgments, we may have to restate our financial statements, amend prior filings with the SEC, incur additional expenses as a result of different tax decisions, or take other actions not currently contemplated.

As discussed in Part I, Item 3, “Legal Proceedings,” derivative actions were filed against us and our current and former officers and directors after we disclosed the commencement of our Audit Committee’s review of our historical stock-based compensation practices. The disclosure about our historical stock-based compensation practices in this Annual Report on Form 10-K may adversely affect the outcome of that litigation and may result in the filing of additional litigation and in government actions. No assurance can be given regarding the outcomes of litigation or government actions relating to our historical stock-based compensation practices. The resolution of any of such matters may be time consuming and expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation or government actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

As a result of our Audit Committee’s review of our historical stock-based compensation practices, we were delinquent in filing our Quarterly Reports on Form 10-Q for the fiscal quarters ended July 31, 2006 and January 31, 2007 and our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 with the SEC. Consequently, NASDAQ notified us that we were not in compliance with the filing requirements for continued listing as set forth in

14	Novell annual report 2006

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

Furthermore, the disclosure about our historical stock-based compensation practices in this Annual Report on Form 10-K and any resulting adverse effects on the Company as described above could cause our credit ratings to be downgraded. A significant downgrade in ratings may increase our cost of borrowing or limit our access to capital.

We may experience difficulties, delays or unexpected costs in completing our cost reduction and sales growth strategic initiatives and may not achieve the anticipated benefits of these initiatives.

We previously announced three strategic initiatives as part of our plan to increase profitability through revenue growth and cost reduction. These initiatives include a major shift in our sales strategy from direct to indirect sales; an investment in overlapping offshore research and development teams to eventually assume functions once handled by more expensive environments; and a move to a shared services model for our financial and administrative functional support in order to reduce costs. We may not realize, in full or in part, the anticipated benefits from one or more of these initiatives, and other events and circumstances, such as difficulties, delays or unexpected costs, may occur which could result in our not realizing all or any of the anticipated benefits. If we are unable to realize these benefits, our ability to continue to fund our planned business activities may be adversely affected. In addition, our plans to invest in these initiatives ahead of future growth means that such costs will be incurred whether or not we realize these benefits. We are also subject to the risk of business disruption in connection with our strategic initiatives, which could have a material adverse effect on our business, financial condition and operating results.

Our shift to a sales strategy more focused on indirect sales may result in decreased or fluctuating revenue.

We have historically relied heavily on our direct sales force in selling our products. Our ability to achieve significant revenue growth in the future will depend in large part on our success in establishing relationships with distributors and OEM partners. We are currently investing, and plan to continue to invest, significant resources to develop distribution relationships. Our distributors also sell, or may potentially sell, products offered by our competitors. There can be no assurance that we will be able to retain or attract a sufficient number of existing or future third party distribution partners or that such partners will recommend, or continue to recommend, our products. The inability to establish or maintain successful relationships with distributors and OEM partners could cause our sales to decline.

In addition, indirect channel sales involve a number of special risks. We lack control over the delivery of our products to end-users. Resellers and distributors may have the ability to terminate their relationship with us on short notice. Our indirect channel partners may not market or support our products effectively or be able to release their products embedded with our products in a timely manner. We may not be able to effectively manage conflicts between our various indirect channel and direct customers, and economic conditions or industry demand may adversely affect indirect channel partners, or indirect channel partners may devote greater resources to marketing and supporting the products of other companies. As a result, revenues derived from indirect channel partners may fluctuate significantly in subsequent periods, which may adversely affect our business, operating results, and financial condition.

Increasing our foreign research and development operations exposes us to risks that are beyond our control and could affect our ability to operate successfully.

In order to enhance the cost-effectiveness of our operations, we plan to increasingly shift portions of our research and development operations to jurisdictions with lower cost structures than that available in the United States. The transition of even a portion of our research and development operations to a foreign country involves a

Novell annual report 2006	15

number of logistical and technical challenges that could result in product development delays and operational interruptions, which could reduce our revenues and adversely affect our business. We may encounter complications associated with the set-up, migration and operation of business systems and equipment in expanded or new facilities. This could result in delays in our research and development efforts and otherwise disrupt our operations. If such delays or disruptions occur, they could damage our reputation and otherwise adversely affect our business and results of operations.

We cannot be certain that any shifts in our operations to offshore jurisdictions will ultimately produce the expected cost savings. We cannot predict the extent of government support, availability of qualified workers, future labor rates, or monetary and economic conditions in any offshore locations where we may operate.

The relocation of labor resources may have a negative impact on our existing employees, which could negatively impact our operations. In addition, we will likely be faced with competition in these offshore markets for qualified personnel, including skilled design and technical personnel, and we expect this competition to increase as companies expand their operations offshore. If the supply of such qualified personnel becomes limited due to increased competition or otherwise, it could increase our costs and employee turnover rates.

Our NetWare revenue stream continues to deteriorate.

We have been selling and upgrading NetWare for many years, sales of which have been declining. Our strategy is to offset these declines by sales of our next generation of NetWare enterprise-ready operating system and services, Open Enterprise Server, or OES, which gives customers the opportunity to choose between a NetWare operating system and a Linux operating system, providing NetWare customers a means to migrate to Linux and open source solutions. However, NetWare and OES combined license and maintenance revenue of our business declined by $49.4 million or 18% in fiscal 2006, excluding the impact of favorable foreign exchange rates. If our strategy is unsuccessful, our NetWare and OES revenue stream will deteriorate faster than the growth of revenue streams from our other products.

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

16	Novell annual report 2006

greater financial, technical and marketing resources than we have. We believe that competitive factors common to all of our segments include:

•	the pricing of our products and services and the pricing strategies of our competitors;

•	the timing and market acceptance of new solutions developed by us and our competitors;

•	brand and product awareness;

•	the performance, reliability and security of our products;

•	the ability to preserve our legacy customer base;

•	our ability to establish and maintain key strategic relationships with distributors, resellers and other partners; and

•	our ability to attract and retain highly qualified development, consulting and managerial personnel.

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

Novell annual report 2006	17

for Linux and Linux related products and services. In this event, demand for our Linux (or open source) products and services could decrease, which would reduce revenue, and otherwise adversely affect our business since we have made a strategic decision to become active in the Linux market.

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

18	Novell annual report 2006

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

Achieving the benefits of acquisitions will depend in part on the successful integration of personnel, operations and technology. The integration of acquisitions will be subject to risks and will require significant expenditure of time and resources. The challenges involved in integrating acquisitions include the following:

•	obtaining synergies from the companies’ organizations;

•	obtaining synergies from the companies’ service and product offerings effectively and quickly;

•	bringing together marketing efforts so that the market receives useful information about the combined companies and their products;

Novell annual report 2006	19

•	coordinating sales efforts so that customers can do business easily with the combined companies;

•	integrating product offerings, technology, back office, human resources, accounting and financial systems;

•	assimilating employees who come from diverse corporate cultural backgrounds into a common business culture revolving around our solutions offerings; and

•	retaining key officers and employees who possess the necessary skills and experience to quickly and effectively transition and integrate the businesses.

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

We are a global corporation with subsidiaries, offices and employees around the world and, as such, we face risks in doing business abroad that we do not face domestically. Certain risks inherent in transacting business internationally could negatively impact our operating results, including:

•	costs and difficulties in staffing and managing international operations;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	difficulties in enforcing contractual and intellectual property rights;

•	longer payment cycles;

•	local political and economic conditions;

•	potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation”; and

•	fluctuations in currency exchange rates, which can affect demand and increase our costs.

20	Novell annual report 2006

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

Conversion of our Debentures into shares of our common stock will dilute the ownership interests of existing stockholders.

The conversion of some or all of our $600 million aggregate principal amount of senior convertible debentures due 2024, (the “Debentures”, into shares of common stock will dilute the ownership interest of existing common stockholders. Any large volume sales in the public market of the common stock issued upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Debentures may encourage short selling by market participants because the conversion of the Debentures could depress the price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In the U.S., we own approximately 887,000 (and occupy approximately 831,000) square feet of office space on 46 acres in Provo, Utah. We use that space for administrative offices and product development center. We also occupy 85,000 square feet of warehouse space in and around Provo for operational support. We lease 105,000 square feet of office space in Waltham, Massachusetts, and occupy 96,000 square feet as our corporate headquarters and principal executive offices. This facility is also used for product development. We lease a 177,000 square-foot office building in Cambridge, Massachusetts, of which we occupy approximately 22,000 square feet for product development activities and sublease approximately 155,000 square feet. We lease a 64,000 square-foot facility in Lebanon, New Hampshire, of which 15,200 square feet is used for product development and 48,800 square feet is subleased. In addition, we lease offices that host sales, support and/or product development activity in Arkansas,

Novell annual report 2006	21

California, Florida, Georgia, Illinois, Michigan, Minnesota, Missouri, New York, Oregon, Texas, Utah, Virginia, and Washington.

Internationally, we own office buildings in the United Kingdom, the Netherlands, South Africa, and Mumbai India. We use these office buildings, which vary in size from 18,000 to 85,000 square feet, for sales, support and administrative offices.

We lease and occupy a shared service center in Dublin Ireland of 20,000 square feet, and product development centers in Nuremberg Germany, Prague Czech Republic and Bangalore India of 64,000 square feet, 7,500 square feet and 80,000 square feet respectively. Novell has recently entered into an agreement to expand its total occupancy in Bangalore India to 158,000 square feet. In addition, each of our subsidiaries in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Colombia, Denmark, Finland, France, Germany, India, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, New Zealand, Norway, Portugal, Scotland, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, and Venezuela, leases a small facility used as sales and support offices. We have leased facilities in Luxembourg, Netherlands, United Kingdom and Thailand which we no longer occupy.

The terms of the above leases vary from month-to-month to up to 18 years. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon reasonable terms.

Item 3.	Legal Proceedings

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

22	Novell annual report 2006

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

Novell annual report 2006	23

can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

24	Novell annual report 2006

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities

Novell’s common stock trades in the Nasdaq Global Select Market under the symbol “NOVL.” The following chart sets forth the high and low sales prices of our common stock during each quarter of the last two fiscal years:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2006
High	$9.81	$9.83	$8.56	$6.98
Low	$7.17	$7.00	$5.73	$5.75
Fiscal 2005
High	$7.70	$6.23	$6.69	$7.77
Low	$5.49	$4.94	$5.68	$5.80

No dividends have been declared on our common stock. We have no current plans to pay dividends on our common stock, and intend to retain our earnings for use in our business. We had 7,340 stockholders of record at April 30, 2007.

Issuances of Unregistered Common Stock

Not Applicable

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

Novell annual report 2006	25

Item 6.	Selected Financial Data

The following selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data for the periods presented have been derived from our audited consolidated financial statements.

	Fiscal Year Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
	2006(a)	2005(b)	2004	2003	2002
	(In thousands, except per share data)

Statement of operations
Net revenue	$967,277	$1,039,223	$1,003,854	$966,167	$1,009,088
Gross profit	647,192	687,157	681,976	618,079	642,533
Income (loss) from operations(c)	(38,685)	423,958	48,061	(32,938)	(73,291)
Income (loss) from continuing operations before taxes	30,856	457,951	57,931	(59,083)	(96,699)
Income tax expense	23,231	86,660	11,335	102,882	8,880
Income (loss) from continuing operations	7,625	371,291	46,596	(161,965)	(105,579)
Income from discontinued operations, net of taxes	11,928	5,431	10,592	61	2,458
Net income (loss) before accounting change	19,553	376,722	57,188	(161,904)	(103,121)
Cumulative effect of accounting change, net of tax(d)	(897)	—	—	—	(143,702)
Net income (loss)	18,656	376,722	57,188	(161,904)	(246,823)
Net income (loss) from continuing operations, diluted	$7,406	$373,183	$20,319	$(161,965)	$(105,579)
Net income (loss) available to common stockholders, diluted	$18,220	$378,159	$30,818	$(161,904)	$(246,823)
Net income (loss) from continuing operations per common share, diluted	$0.02	$0.85	$0.05	$(0.44)	$(0.29)
Net income (loss) per common share, diluted	$0.05	$0.86	$0.08	$(0.44)	$(0.68)
Balance sheet
Cash, cash equivalents and short-term investments	$1,466,287	$1,654,904	$1,211,467	$751,852	$635,858
Working capital	1,075,580	1,284,901	843,930	406,014	330,232
Total assets	2,449,723	2,761,858	2,293,358	1,569,572	1,667,266
Senior convertible debentures	600,000	600,000	600,000	—	—
Series B Preferred Stock	9,350	9,350	25,000	—	—
Total stockholders’ equity(e)	$1,104,650	$1,386,486	$963,364	$934,470	$1,065,542

(a)	In the first quarter of fiscal 2006, we adopted FASB Statement No. 123(R), which required us to record compensation expenses related to stock awards. For fiscal 2006, compensation expense totaled $35.2 million. Prior years were not restated to include such expense.

(b)	In the first quarter of fiscal 2005, we recognized a gain of $447.6 million on a litigation settlement with Microsoft to settle potential anti-trust litigation.

26	Novell annual report 2006

(c)	Income (loss) from operations for all periods presented excludes the results of Celerant, which have been classified as discontinued operations.

(d)	In May 2006, we adopted Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which required us to recognize the cumulative effect of initially applying FIN 47 as a change in accounting principle. In fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” resulting in a transitional goodwill impairment loss.

(e)	As discussed in Note C to the consolidated financial statements contained in this report, in accordance with the provisions of SAB 108, we decreased beginning retained earnings at November 1, 2005 by approximately $19.2 million, from $984.1 million to $964.9 million with the offset to additional paid-in capital to record a cumulative after-tax stock-based compensation expense that should have been recognized in the consolidated financial statements during the period 1997 through 2005. Had the stock-based compensation expense been recognized during that period, net income would have been reduced by the following amounts: $2.3 million in fiscal 2002, $2.9 million in fiscal 2003, $0.7 million in fiscal 2004, and $0.2 million in fiscal 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

With respect to the U.S. economy, spending continues to improve in many of the areas of information technology (“IT”) that we target such as security, regulatory compliance and server/function consolidation. We believe that strategic IT security projects put on hold in previous years are now being approved. Overall, increased IT funding is helping to attract new Linux and identity management business, which is still driven by an increased focus on gaining efficiencies and lowering operating costs.

Internationally, the European area of our EMEA segment has experienced sluggish growth. Market spending is still below our expectations with long sales cycles and a clear focus on IT cost savings. Consolidation of platforms and security remain high priority items for our customers.

The economy in Asia Pacific, including Japan, is mixed as some regions continue to struggle with core economic issues while others are growing at or above global rates.

We continue to make progress in several of our key product areas:

•	Linux and Open Source products remain an important growth business. Revenues from our Linux platform products increased 26% year over year in fiscal 2006. A major fiscal 2006 milestone was the delivery of SUSE Linux Enterprise 10, the platform for the Open Enterprise. SUSE Linux Enterprise 10 offers a complete open source platform for the mission-critical applications that drive customers’ businesses. It includes SUSE Linux Enterprise Server and SUSE Linux Enterprise Desktop, providing an array of enterprise-class computing solutions that we believe is unmatched in the industry.

•	We continue to grow our positions in the systems, security and identity management market by offering the most comprehensive products that address customer problems in the areas of security, compliance, risk mitigation and systems management. Our unique role-based, policy-driven approach has been well received, and we continue to experience strong invoicing growth in this category and a number of large enterprise deals. In fiscal year 2006, we introduced a number of new product releases including Novell Identity Manager 3, Novell Secure Login 6 and Novell Access Manager 3. Our e-Security Sentinel product acquisition provides a comprehensive compliance solution to integrate people, systems and processes. We expect strong revenue and performance momentum in fiscal 2007 from our new products.

•	We continued efforts to stabilize the decline of our revenue from our legacy products, such as OES and NetWare and NetWare-related products. Our legacy revenue base is an important source of cash flow and a potential opportunity for us to sell more products and services. With the release of our OES product in March 2005, we have taken steps to help maintain that installed base and address revenue declines of these products. Nevertheless, our combined NetWare and OES business declined by 18% during fiscal 2006 compared to fiscal 2005. We continue to work with our customers to help them migrate from NetWare and other platforms

Novell annual report 2006	27

of our competitors to OES and SUSE Linux using tools, training and education emphasizing the return on investment of upgrading Linux versus proprietary platforms.

Our strategic focus is to provide enterprise-class infrastructure software and services with a flexible combination of open source and proprietary technologies. By implementing our solutions, customers can reduce costs and complexity while increasing the return on their IT investment. Unlike other infrastructure software providers, we help customers migrate from proprietary solutions to open source technology at a pace that best suits them.

In support of this strategy, we have identified several key initiatives including:

•	redesigning our sales model;

•	realigning our research and development processes; and

•	implementing changes in our administrative and support functions.

Our initiatives and their implementation involve opportunities, risks and challenges. While these initiatives, which we will implement in fiscal 2007, will require substantial investment, we believe they will result in long-term profitability. The following discusses these initiatives in further detail.

•	We intend to improve our sales model by investing in and aligning it to address our unique markets and opportunities. We are undertaking a major shift from direct to indirect sales coverage and capabilities. Specifically, we are building out a world class infrastructure for web- and tele-sales that will be focused on our renewal activities, thus enabling our direct sales force to focus on new customer acquisition. Additionally, we are investing in new, dedicated sales force training and specialization roles, which we believe will result in improved customer conversations regarding the benefits of our products. Finally, we are increasing our targeted set of global strategic partners with whom we go to market with in our strategic product categories. In November 2006, we announced that one such partner was Microsoft.

•	We intend to restructure our research and development processes to reduce costs and improve productivity by evaluating the appropriate balance between on and offshore research and development locations. As a result, we are investing in overlapping, offshore research and development teams to eventually assume functions once handled in more expensive environments. Additionally, we believe our investments in an improved product life-cycle management process will help facilitate this activity while assuring our products are addressing the needs of the market.

•	We plan to implement changes to our administrative and support functions in the near future with the goal of increasing efficiency and reducing costs. We are currently reviewing recommendations made by an external specialty consulting firm that we hired to study our administrative support functions and cost structure as the first step toward implementing this initiative.

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires us to make an accounting estimate based on assumptions about matters that are uncertain at the time an accounting estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur periodically could materially change the financial statements. We consider accounting policies related to revenue recognition and related reserves, impairment of long-lived assets, valuation of deferred tax assets, loss contingency accruals and share-based payments to be critical accounting policies due to the judgments and estimation processes involved in each.

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

28	Novell annual report 2006

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

Revenue is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and Staff Accounting Bulletin No. 104, “Revenue Recognition,” and related interpretations. When an arrangement does not require significant production, modification or customization of software or does not contain services considered to be essential to the functionality of the software, revenue is recognized when the following four criteria are met:

•	Persuasive evidence of an arrangement exists — We require evidence of an agreement with a customer specifying the terms and conditions of the products or services to be delivered typically in the form of a signed contract or statement of work accompanied by a purchase order.

•	Delivery has occurred — For software licenses, delivery takes place when the customer is given access to the software programs via access to a web site or shipped medium. For services, delivery takes place as the services are provided.

•	The fee is fixed or determinable — Fees are fixed or determinable if they are not subject to a refund or cancellation and do not have payment terms that exceed our standard payment terms. Typical payment terms are net 30 days.

•	Collection is probable — We perform a credit review of all customers with significant transactions to determine whether a customer is creditworthy and collection is probable. Prior Novell established credit history, credit reports, financial statements, and bank references are used to assess creditworthiness.

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

Novell annual report 2006	29

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

Long-lived Assets.  Our long-lived assets include net fixed assets, goodwill, and other intangible assets. At October 31, 2006, our long-lived assets included $184.1 million of net fixed assets, $424.7 million of goodwill, and $40.4 million of identifiable intangible assets.

We periodically review our property, plant, and equipment and finite-lived intangible assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could indicate an impairment include significant underperformance of the asset as compared to historical or projected future operating results, significant changes in the actual or intended use of the asset, or significant negative industry or economic trends. When we determine that the carrying value of an asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future cash flows. In determining whether an asset is impaired, we must make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, we may be required to record impairment charges for these assets.

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

30	Novell annual report 2006

recoverability of our goodwill and indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process requires subjective judgment at many points throughout the analysis. Changes in reporting units and changes to the estimates used in the analyses, including estimated future cash flows, could cause one or more of the reporting units or indefinite-lived intangibles to be valued differently in future periods. Future analysis could potentially result in a non-cash goodwill impairment charge of up to $424.7 million, the full amount of our goodwill, depending on the estimated value of the reporting units and the value of the net assets attributable to those reporting units at that time.

During the fourth quarters of fiscal 2006, 2005, and 2004, we completed our annual goodwill impairment reviews and determined that there was no goodwill impairment. These assessments are made at the reporting unit level, and therefore we could be subject to an impairment charge to goodwill if any one of our reporting units does not perform in line with forecasts in the future. In addition, changes in the assumptions used in the analyses could have changed the resulting outcomes. For example, to estimate the fair value of our reporting units at August 1, 2006, we made estimates and judgments about future cash flows based on our fiscal 2007 forecast and current long-range plans used to manage the business. These long-range estimates could change in the future depending on internal changes in our company as well as external factors. Future changes in estimates could possibly result in a non-cash impairment charge that could have a material adverse impact on our results of operations. Beginning in the first quarter of fiscal 2007, we will begin operating and reporting our financial results in four new business unit segments based on information solution categories. We do not anticipate that implementation of the change in segments will result in an impairment of our goodwill, however, future performance of the new segments could result in a non-cash impairment charge.

Developed technology is amortized over three years as a cost of revenue. Patents are amortized over their estimated useful lives, generally ten years, as a cost of revenue. Customer/contractual relationships are amortized over one to three years as a sales expense. Most of our trademarks/trade names have indefinite lives and therefore are not amortized but are reviewed for impairment at least annually. During fiscal 2006, we recorded a $1.2 million impairment charge for certain intangible assets we acquired as a part of the Ximian acquisition. During fiscal 2005, we recorded a $1.5 million impairment charge for certain intangible assets we acquired as a part of the SilverStream and SUSE acquisitions.

Deferred Tax Assets.  In accordance with applicable accounting standards, we regularly assess our ability to realize our deferred tax assets. Assessments of the realization of deferred tax assets require that management consider all available evidence, both positive and negative, and make significant judgments about many factors, including the amount and likelihood of future taxable income. Based on all the available evidence, we continue to believe that it is more likely than not that our remaining U.S. net deferred tax assets, and certain foreign deferred tax assets, are not currently realizable. As a result, we continue to provide a full valuation reserve on our U.S. net deferred tax assets and certain foreign deferred tax assets.

Loss Contingency Accruals and Restructurings.  We are required to make accruals for certain loss contingencies related to litigation and taxes. We accrue these items in accordance with SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated, however, the estimation of the amount to accrue requires significant judgment. Litigation accruals require us to make assumptions about the future outcome of each case based on current information. Tax accruals require us to make assumptions based on the results of tax audits, past experience and interpretations of tax law. When our restructurings include leased facilities, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we are required to make assumptions about future sublease income, which would offset our costs and decrease our accrual. From time to time, we are subjected to tax audits and must make assumptions about the outcome of the audit. If any of the estimates or their related assumptions change in the future, or if actual outcomes are different than our estimates, we may be required to record additional charges or reduce our accruals. During fiscal 2006, we recorded a $24.0 million adjustment to increase accruals related to loss contingencies due to changes in facts and circumstances. During fiscal 2005, we recorded a $1.2 million adjustment to reduce previous restructuring accruals and a $5.3 million adjustment to increase merger liabilities primarily due to changes in estimates we originally made regarding future subleases. In fiscal 2004, we recorded a $4.9 million adjustment to a

Novell annual report 2006	31

previous restructuring accrual due to changes in estimates we originally made regarding future sublease income, a $9.0 million reduction of our litigation accrual due to changes in the estimated outcome of certain ongoing legal cases and $6.0 million reduction to our income tax accrual to reflect current estimated tax exposures.

Share-based Payments.  On November 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in the results of operations. Prior to our adoption of SFAS No.123(R), as permitted by SFAS No. 123, we accounted for share-based payments to employees using the Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” intrinsic value method and, therefore, we generally recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. We chose to use the modified prospective transition methodology, and accordingly, we have not restated the results of prior periods.

Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value both service condition and performance condition option awards under SFAS No. 123(R). For awards with market conditions granted subsequent to our adoption of SFAS No. 123(R), we use a lattice valuation model to estimate fair value. For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance or market conditions granted subsequent to our adoption of SFAS No. 123(R), we recognize compensation cost based on the graded-vesting method.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. The expected volatility rates are estimated based on historical and implied volatilities of our common stock. The expected term represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. We estimate pre-vesting forfeitures when recognizing compensation expense based on historical rates and forward-looking factors. We update these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.

We issue performance-based equity awards, typically to senior executives, which vest upon the achievement of certain financial performance goals, including revenue and income targets. Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of change. If the financial performance goals are not met, the award does not vest, so no compensation cost is recognized and any previously recognized compensation cost is reversed.

In the past, we have issued market condition equity awards, typically granted to senior executives, the vesting of which is accelerated or contingent upon the price of Novell common stock meeting specified pre-established stock price targets. For awards granted prior to our adoption of SFAS No. 123(R), the fair value of each market condition award was estimated as of the grant date using the same option valuation model used for time-based options without regard to the market condition criteria. As a result of our adoption of SFAS No. 123(R), compensation cost is recognized over the estimated requisite service period and is not reversed if the market condition target is not met. If the pre-established stock price targets are achieved, any remaining expense on the date the target is achieved is recognized either immediately or, in situations where there is a remaining minimum time vesting period, ratably over that period.

32	Novell annual report 2006

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

Novell annual report 2006	33

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

Open Invention Network, LLC

In November 2005, Open Invention Network, LLC (“OIN”) was established by us, IBM, Philips, Red Hat and Sony. OIN is a privately held company that has acquired and intends to continue acquiring patents to promote Linux and open source by offering its patents on a royalty-free basis to any company, institution or individual that agrees not to assert its patents against the Linux operating system or certain Linux-related applications. In addition, OIN, in its discretion, will enforce its patents to the extent it believes such action will serve to further protect and promote Linux and open source. Each party contributed capital with a fair value of $20.0 million to OIN. We account for our 20% ownership interest using the equity method of accounting. Our $20.0 million contribution

34	Novell annual report 2006

consisted of patents with a fair value of $15.8 million, including $0.3 million of prepaid acquisition costs, and cash of $4.2 million. At the time of the contribution, the patents had a book value of $14.4 million, including $0.3 million of prepaid acquisition costs. The $1.4 million difference between the fair value and book value of the patents will be amortized to our investment in OIN account and equity income over the remaining estimated useful life of the patents, which is approximately nine years. Our investment in OIN, as of October 31, 2006 of $18.9 million is classified as other assets in the consolidated balance sheet. In fiscal 2007, our ownership interest in OIN decreased to approximately 17% due to the addition of NEC, a new investor in the company.

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

The purchase agreement provides for contingent payments of up to an additional $10.6 million based upon the future revenue and profitability of both Salmon and Novell in the United Kingdom over a period of two years. Approximately $3.2 million of contingent earnouts were recorded to goodwill in fiscal 2005 and approximately $5.7 million in fiscal 2006.

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

Novell annual report 2006	35

merger and transaction costs of $9.0 million. SUSE’s results of operations have been included in our statement of operations beginning on the acquisition date.

Divestitures

Celerant

On May 24, 2006, we sold our shares in Celerant consulting to a group comprised of Celerant management and Caledonia Investments plc for $77.0 million in cash. Celerant consulting was acquired by Novell in 2001 as part of the Cambridge Technology Partners purchase acquisition. There are no on-going shareholder or operational relationships between us and Celerant consulting. The sale of Celerant consulting does not impact our IT consulting business.

Celerant consulting is accounted for as a discontinued operation and accordingly, its results of operations and the gain on its sale are reported separately in a single line item in our consolidated statement of operations. The results of discontinued operations for fiscal years 2006, 2005, and 2004 are as follows:

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2006	2005	2004
	(In thousands)

Celerant net revenue	$83,341	$158,472	$162,063
Celerant income before taxes	$1,783	$8,191	$17,043
Gain on sale of Celerant	11,117	—	—
Income tax expense	972	2,760	6,451

Income from discontinued operations	$11,928	$5,431	$10,592

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

Results of Operations

Revenue

We sell our products, services, and solutions primarily to corporations, government entities, educational institutions, resellers and distributors both domestically and internationally. In the statement of operations, we categorize revenue as software licenses or maintenance, subscriptions, and services. Software license revenue includes new and upgrade license revenue only. Maintenance, subscriptions, and services includes SLES subscriptions, upgrade protection contracts, and all other service revenue.

36	Novell annual report 2006

	Fiscal Year Ended October 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
	(In thousands)			(Percentage change)

Software licenses	$173,678	$213,803	$234,037	(19)%	(9)%
Maintenance, subscriptions, and services	793,599	825,420	769,817	(4)%	7%

Total net revenue	$967,277	$1,039,223	$1,003,854	(7)%	4%

Software license revenue decreased in fiscal 2006 compared to fiscal 2005 primarily due to the impact of a large sale in the EMEA region in fiscal 2005, which added $21.5 million to license revenue in fiscal 2005, and a $28.5 million expected decline in license sales of NetWare/OES and other workspace products. These decreases were offset somewhat by a $9.0 million increase in sales of our identity and access management products, which are sold under the licensing model, and from more of our customers purchasing multiple-product, multiple-year subscriptions, which we record as maintenance, subscriptions, and services revenue.

Software licenses revenue decreased in fiscal 2005 compared to fiscal 2004 primarily due to declines in license sales of workspace products such as NetWare/OES and GroupWise. In addition, the decrease was due to more of our customers purchasing under multiple-product, multiple-year subscription contracts, which we classify as maintenance, subscriptions, and services revenue.

Maintenance, subscriptions, and services revenue decreased during fiscal 2006 compared to fiscal 2005 primarily due to a $21.9 million decrease in IT consulting and services revenue that was expected as a result of the restructuring actions taken in the fourth quarter of fiscal 2005 and a $25.7 million decrease NetWare/OES combined maintenance revenue, offset somewhat by increased maintenance revenue from our systems, security and identity management products of $18.8 million and increased subscriptions for our Linux open platform solutions of $9.5 million. The change in the mix of our revenue towards more maintenance and subscription contracts has somewhat increased revenue in the maintenance, subscriptions, and services category compared to the software licenses category during the fiscal 2006.

Maintenance, subscriptions, and services revenue increased during fiscal 2005 compared to fiscal 2004 due primarily to higher IT consulting and services revenue of $28.4 million resulting from the acquisition of Salmon and increased consulting revenue in all geographic regions, and $27.2 million due to higher maintenance revenue. The change in the mix of our revenue towards more maintenance and subscription contracts has also driven the increase in revenue in the maintenance, subscriptions, and services category.

During fiscal 2006, we also analyzed revenue by the following solution categories:

•	Systems, security, and identity management (formerly Identity-driven computing solutions). Sub-categories include:

•	Resource management — major products include ZENworks

•	Identity and access management — major products include Identity Manager, Secure Login, iChain and Sentinel

•	Other systems, security, and identity management products — major products include eDirectory and web services

•	Open platform solutions. Sub-categories include:

•	Linux platform products — major products include SUSE LINUX Enterprise Server and our Linux desktop products

•	Other open platform products — major products include SUSE LINUX Professional

•	Workspace solutions. Sub-categories include:

•	Open Enterprise Server (“OES”)

Novell annual report 2006	37

•	NetWare and other NetWare-related — major products include NetWare and Cluster Services

•	Collaboration — major products include GroupWise

•	Other workspace — major products include BorderManager and Novell iFolder

•	Global services and support — comprehensive IT consulting, training, and technical support services that apply business solutions to our customers’ business situations, providing the business knowledge and technical expertise to help our customers implement our technology.

Prior to fiscal 2006, Open platform solutions and Workspace solutions were combined in a category called Linux and platform services solutions. Prior to the third quarter of fiscal 2006, OES was classified in open platform solutions. Beginning in the third quarter of fiscal 2006, OES is categorized in workspace solutions. Prior periods have been recast to conform to the new presentation.

	Fiscal Year Ended October 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
	(In thousands)			(Percentage change)

Resource management	$134,579	$144,358	$124,338
Identity and access management	97,721	74,936	61,324
Other systems, security, and identity management products	17,975	21,022	21,353

Systems, security and identity management	250,275	240,316	207,015	4%	16%

Linux platform products	45,296	35,836	19,309
Other open platform products	8,146	17,761	14,678

Open platform solutions	53,442	53,597	33,987	—%	58%

Open Enterprise Server	181,695	85,331	—
NetWare and other NetWare-related	47,779	193,549	301,441
Collaboration	96,176	99,422	103,556
Other workspace products	23,594	30,842	50,093

Workspace solutions	349,244	409,144	455,090	(15)%	(10)%

Total software licenses and maintenance	652,961	703,057	696,092
Global services and support	314,316	336,166	307,762	(6)%	9%

Total net revenue	$967,277	$1,039,223	$1,003,854	(7)%	4%

Systems, security and identity management increased in fiscal 2006 compared to fiscal 2005 primarily due to strong sales growth in our identity and access management products, which increased by 30% year-over-year. These increases were offset by decreases in our resource management products due primarily to $13.4 million of revenue recognized from a large transaction in EMEA during the fourth quarter of fiscal 2005.

Systems, security and identity management revenue increased in fiscal 2005 compared to fiscal 2004 due primarily to $13.4 million of revenue recognized from a large transaction in EMEA during the fourth quarter of fiscal 2005, which included ZENworks and Identity Manager products. In addition, revenue from sales of Identity Manager products increased by approximately $11.1 million during the same period.

Open platform solutions remained flat in fiscal 2006 compared to fiscal 2005 as the increases in SUSE Linux Enterprise Server and our Linux desktop product sales were offset by declines in the SUSE Linux consumer product.

Open platform solutions revenue increased in fiscal 2005 compared to fiscal 2004 due primarily to an increase of $16.8 million in sales of our SUSE Linux Enterprise Server products.

38	Novell annual report 2006

Workspace solutions decreased in fiscal 2006 compared to fiscal 2005 primarily due to a decrease in our combined NetWare-related/OES revenue and declines in our installed base, offset somewhat by the release of OES in the middle of the second quarter of fiscal 2005. NetWare and NetWare-related revenue combined with OES revenue decreased $49.4 million or 18% in fiscal 2006 compared to fiscal 2005. We expect year over year declines for combined NetWare-related revenue and OES revenue to continue in the same range during fiscal 2007.

Workspace solutions revenue decreased in fiscal 2005 compared to fiscal 2004 primarily due to a decline in combined NetWare/OES revenue of $22.6 million and decreased collaboration revenue of $4.1 million.

Global services and support decreased in fiscal 2006 compared to fiscal 2005 primarily due to expected decreases in IT consulting revenue in the EMEA and Asia Pacific segments as a result of our decision to focus on Novell product-related consulting, thereby eliminating projects that did not focus on our products and reducing revenue from general IT consulting projects.

Global services and support revenue increased in fiscal 2005 compared to fiscal 2004 primarily due to favorable foreign exchange rates, the acquisition of Salmon and increased consulting and services revenue in the Americas.

Further explanation of revenue trends by product follows in the discussion of revenue by geographic segment.

Revenue by reporting segment was as follows:

	Fiscal Year Ended October 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
	(In thousands)			(Percentage change)

Americas	$536,813	$537,198	$535,507	—%	—%
EMEA	345,597	407,998	378,269	(15)%	8%
Asia Pacific	84,867	94,027	90,078	(10)%	4%

Total net revenue	$967,277	$1,039,223	$1,003,854	(7)%	4%

Revenue by solution category in the Americas was as follows:

	Fiscal Year Ended October 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
	(In thousands)			(Percentage change)

Resource management	$77,785	$75,412	$69,300
Identity and access management	55,105	37,742	30,418
Other systems, security, and identity management products	10,806	12,578	11,230

Systems, security and identity management	143,696	125,732	110,948	14%	13%

Linux platform products	21,292	16,854	7,026
Other open platform products	4,431	6,213	4,758

Open platform solutions	25,723	23,067	11,784	12%	96%

Open Enterprise Server	110,396	46,351	—
NetWare and other NetWare-related	16,944	103,728	162,172
Collaboration	61,349	61,213	64,583
Other workspace products	10,267	12,234	30,481

Workspace solutions	198,956	223,526	257,236	(11)%	(13)%

Total software licenses and maintenance	368,375	372,325	379,968
Global services and support	168,438	164,873	155,539	2%	6%

Total net revenue	$536,813	$537,198	$535,507	—%	—%

Novell annual report 2006	39

Revenue from the Americas decreased slightly in fiscal 2006 compared to fiscal 2005 due primarily to decreased combined NetWare/OES revenue, offset somewhat by increased revenue from identity and access management, Linux platform, and resource management products. We had revenue from OES for the entire year in fiscal 2006 compared to only two and a half quarters in fiscal 2005.

Revenue from the Americas remained flat in fiscal 2005 compared to fiscal 2004. Revenue in fiscal 2004 included $13.5 million of Canopy royalty revenue. Excluding the Canopy revenue in fiscal 2004, revenue was up $15.2 million in fiscal 2005 compared to fiscal 2004, primarily due to increases in consulting and services revenue, Linux platform revenue, resource management revenue, and identity and access management product revenue. These increases were offset somewhat by lower combined NetWare/OES revenue of $12.1 million and lower collaboration revenue. Overall, favorable foreign currency exchange rates increased revenue in the Americas segment by approximately $3.1 million during fiscal 2005.

Revenue by solution category in EMEA was as follows:

	Fiscal Year Ended October 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
	(In thousands)			(Percentage change)

Resource management	$48,279	$61,153	$47,308
Identity and access management	33,875	30,109	25,553
Other systems, security, and identity management products	5,850	6,720	7,507

Systems, security and identity management	88,004	97,982	80,368	(10)%	22%

Linux platform products	19,642	16,524	9,507
Other open platform products	2,934	11,302	12,053

Open platform solutions	22,576	27,826	21,560	(19)%	29%

Open Enterprise Server	60,893	34,294	—
NetWare and other NetWare-related	18,895	68,787	108,802
Collaboration	30,589	33,362	33,284
Other workspace products	5,297	9,442	10,370

Workspace solutions	115,674	145,885	152,456	(21)%	(4)%

Total software licenses and maintenance	226,254	271,693	254,384
Global services and support	119,343	136,305	123,885	(12)%	10%

Total net revenue	$345,597	$407,998	$378,269	(15)%	8%

Revenue from EMEA decreased in fiscal 2006 compared to fiscal 2005, primarily due to a decrease in combined NetWare/OES revenue, IT consulting revenue, and resource management revenue. Consulting revenue decreases were expected and primarily the result of our planned move to focus on Novell product-related consulting. The decreases in other open platform revenue were also expected and were primarily the result of planned reductions of our consumer product, SUSE Linux (formerly SUSE Professional). The decrease in resource management revenue was due primarily to a large transaction in EMEA during the fourth quarter of fiscal 2005, which included ZENworks and Identity Manager products. Overall, foreign currency exchange rates decreased revenue in the EMEA segment by approximately $5.5 million during fiscal 2006.

Revenue from EMEA increased in fiscal 2005 compared to fiscal 2004, primarily due to additional revenue from favorable foreign currency rates of $12.5 million. In addition, after adjusting for foreign currency impacts, revenue increased due to higher resource management revenue, increased IT consulting revenue, primarily from the acquisition of Salmon, and increased Linux platform revenue. These increases were offset somewhat by decreases in combined NetWare/OES revenue of $8.6 million.

40	Novell annual report 2006

Revenue by solution category in Asia Pacific was as follows:

	Fiscal Year Ended October 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
	(In thousands)			(Percentage change)

Resource management	$8,515	$7,792	$7,729
Identity and access management	8,741	7,086	5,354
Other systems, security, and identity management products	1,318	1,724	2,615

Systems, security and identity management	18,574	16,602	15,698	12%	6%

Linux platform products	4,363	2,459	454
Other open platform products	781	246	189

Open platform solutions	5,144	2,705	643	90%	321%

Open Enterprise Server	10,405	4,686	—
NetWare and other NetWare-related	11,940	21,034	30,466
Collaboration	4,239	4,847	5,689
Other workspace products	8,030	9,166	9,244

Workspace solutions	34,614	39,733	45,399	(13)%	(12)%

Total software licenses and maintenance	58,332	59,040	61,740
Global services and support	26,535	34,987	28,338	(24)%	23%

Total net revenue	$84,867	$94,027	$90,078	(10)%	4%

Revenue in the Asia Pacific segment decreased in fiscal 2006 compared to fiscal 2005 primarily due to decreased combined NetWare/OES revenue and a decrease in IT consulting revenue, offset slightly from small increases in revenue from each of the other categories.

Revenue in the Asia Pacific segment increased slightly in fiscal 2005 compared to fiscal 2004. Decreases in combined NetWare/OES, combined, revenue of $4.7 million were offset by increases in consulting and services revenue, higher Linux revenue, and favorable foreign currency exchange rates of $2.0 million.

Deferred revenue

Deferred revenue represents revenue that is expected to be recognized in future periods. The majority of deferred revenue relates to maintenance contracts and subscriptions and is recognized ratably over the related service periods, typically one to three years. The increase in deferred revenue of $21.2 million at October 31, 2006 compared to October 31, 2005 is primarily attributable to increased subscription revenue and improved advanced invoicing. As more of our revenue contracts shift to multiple-product, multiple-year subscription arrangements, we expect that a greater proportion of our revenue will initially be deferred and recognized over the contractual service term as maintenance and subscription revenue.

Novell annual report 2006	41

Gross profit

	Fiscal Year Ended October 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
	($ in thousands)			(Percentage change)

Software licenses	$155,517	$192,203	$210,559	(19)%	(9)%
As a percent of software license revenue	90%	90%	90%
Maintenance, subscriptions, and services	$491,675	$494,954	$471,417	(1)%	5%
As a percent of maintenance, subscriptions and services revenue	62%	60%	61%
Total gross profit	$647,192	$687,157	$681,976	(6)%	1%
As a percent of net revenue	67%	66%	68%

Gross profit from software licenses as a percentage of related sales remained flat from fiscal 2004 through fiscal 2006. The decrease in gross profit from software licenses for fiscal 2006 compared to fiscal 2005 is primarily due to decreased sales of software licenses and the related shift in revenue from licenses to subscriptions. The decrease in gross profit from software licenses for fiscal 2005 compared to fiscal 2004 is primarily due to decreased sales volume of software licenses.

The increase in gross profit from maintenance, subscriptions, and services as a percentage of maintenance, subscriptions, and services revenue for fiscal 2006 compared to fiscal 2005 was primarily a result of the consulting headcount reductions that took place in fiscal 2005 and a shift in the mix of revenue to more product-related revenue compared to consulting revenue, which carries higher costs of goods. These improvements were offset somewhat by additional stock-based compensation expense from the adoption of SFAS No. 123(R), which totaled approximately $4.1 million in fiscal 2006.

The increase in gross profit from maintenance, subscriptions, and services for fiscal 2005 compared to fiscal 2004 is primarily due to increased sales volume in the related sales category. The decrease in gross profit from maintenance, subscriptions, and services as a percentage of related revenue for fiscal 2005 compared to fiscal 2004 is primarily due to the impact of the Canopy royalty revenue recognized in fiscal 2004, which did not have any costs associated with it, and a shift in the mix of revenue in this category to lower margin consulting services revenue, increased royalty costs and increased amortization of intangible assets associated with recent acquisitions.

42	Novell annual report 2006

Operating expenses

	Fiscal Year Ended October 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
	($ in thousands)			(Percentage change)

Sales and marketing	$357,116	$359,991	$337,624	(1)%	7%
as a percent of net revenue	37%	35%	34%
Product development	$180,380	$199,971	$194,607	(10)%	3%
as a percent of net revenue	19%	19%	20%
General and administrative	$128,922	$92,632	$80,758	39%	15%
as a percent of net revenue	13%	9%	8%
Restructuring expenses	$4,405	$57,753	$22,903	(92)%	152%
as a percent of net revenue	—%	6%	2%
Purchased in-process research and development	$2,110	$480	$—	340%	—%
as a percent of net revenue	—%	—%	—%
Gains on sale of property, plant & equipment	$(5,968)	$(1,589)	$(1,977)	276%	(20)%
as a percent of net revenue	(1)%	—%	—%
Gain on settlement of potential litigation	$—	$(447,560)	$—	—%	—%
as a percent of net revenue	—%	43%	—%
Impairment of intangible assets	$1,230	$1,521	$—	(19)%	—%
as a percent of net revenue	—%	—%	—%
Loss on sale of Japan consulting group	$8,273	$—	$—	—%	—%
as a percent of net revenue	1%	—%	—%
Executive termination benefits	$9,409	$—	$—	—%	—%
as a percent of net revenue	1%	—%	—%
Total operating expenses	$685,877	$263,199	$633,915	161%	(58)%
As a percent of net revenue	71%	25%	63%

Sales and marketing expenses remained relatively flat in fiscal 2006 compared to fiscal 2005. Increased expense from the adoption of SFAS No. 123(R), which totaled approximately $11.5 million in fiscal 2006, higher compensation expense, and additional sales expense related to the acquisition of e-Security in the second quarter of fiscal 2006 were offset by savings from the fiscal 2005 headcount reductions and decreased spending on marketing-related activities. Sales and marketing headcount was approximately 78 employees, or 7%, lower at the end of fiscal 2006 compared to the end of fiscal 2005.

Sales and marketing expenses for fiscal 2005, in total and as a percentage of revenue, increased compared to fiscal 2004 due primarily to increased marketing activities in the Americas and Asia Pacific. Sales and marketing expenses were approximately $14.2 million higher in the Americas in fiscal 2005 compared to fiscal 2004, mainly related to planned spending increases. Sales and marketing expenses in Asia Pacific increased primarily due to our investments in China of approximately $2.8 million. In addition sales and marketing increased due to inclusion of SUSE and Salmon for the full year in fiscal 2005. Unfavorable foreign currency exchange rates increased sales and marketing expenses by approximately $7.3 million in fiscal 2005.

Product development expenses in fiscal 2006 decreased compared to fiscal 2005 primarily due to planned savings as a result of the fiscal 2005 headcount reductions, offset somewhat by additional expense from the adoption of SFAS No. 123(R), which totaled approximately $8.2 million in fiscal 2006. Product development headcount was approximately 255 employees, or 16%, lower at the end of fiscal 2006 compared to the end of fiscal 2005.

Product development expenses in fiscal 2005 increased compared to fiscal 2004 due primarily to the acquisitions of Tally and Immunix, which added $2.5 million, and salary increases granted in fiscal 2005, which

Novell annual report 2006	43

added $3.4 million. These increases were offset somewhat by realized savings in fiscal 2005 from prior year headcount reductions.

General and administrative expenses increased in fiscal 2006 compared to fiscal 2005 due primarily to $22.8 million of litigation-related expenses resulting from an adjustment to a loss contingency based on changes in facts and circumstances, partially offset by a settlement we received from one of our insurance companies for past legal expenses, $11.1 million of stock-based compensation expense resulting from the adoption of SFAS No. 123(R), $3.0 million in increased expenses related to an internal project aimed at streamlining administrative and support functions, $1.9 million of additional expenses resulting from our voluntary stock option review, and a reduction in bad debt allowances and other accruals that reduced general and administrative expenses in fiscal 2005. These increases were offset somewhat by headcount reductions and lower facilities expenses. General and administrative headcount was lower by approximately 21 employees, or 3%, at the end of fiscal 2006 compared to the end of fiscal 2005.

General and administrative expenses increased in fiscal 2005 compared to fiscal 2004 primarily due to $10.7 million in one-time adjustments for changes in estimates in the prior year and salary increases granted in fiscal 2005 of approximately $3.0 million, offset somewhat by an adjustment of bad debt allowances and other accruals of $3.6 million during fiscal 2005.

Purchased in-process research and development (“IPR&D”) relates to technology that was not technologically feasible at the date of the acquisition, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, and was not ready for initial customer testing. IPR&D was valued based on discounting forecasted cash flows that will be generated directly from the related products. The in-process research and development does not have any alternative future use and did not otherwise qualify for capitalization. As a result, the amount was expensed. IPR&D in fiscal 2006 related to the acquisition of e-Security in the second quarter of fiscal 2006. At the acquisition date, e-Security was working on the next two releases of its product called Sentinel, one of which was released in the third calendar quarter of 2006 and the second is expected to be released in the first calendar half of 2007. These releases had not yet achieved technological feasibility at the time of acquisition. Completion of the development of the future upgrades of the Sentinel products is dependent upon our successful integration of the e-Security products with Novell products and services. The in-process research and development does not have any alternative future use and did not otherwise qualify for capitalization. Purchased IPR&D in fiscal 2005 related to technology purchased in the acquisitions of Immunix and Ximian.

During fiscal 2006, we recognized a $6.0 million gain on the sale of our two corporate aviation assets and certain corporate real estate assets. During fiscal 2005, we recognized a $1.6 million gain on the sale of a facility in Lindon, Utah. During fiscal 2004, we recognized a gain of $2.0 million on the sale of one of our facilities.

Gain on settlement of potential litigation in fiscal 2005 related to an agreement with Microsoft to settle potential antitrust litigation related to our NetWare operating system in exchange for $536 million in cash. On November 18, 2004, we received $536 million in cash from Microsoft. The financial terms of the NetWare settlement agreement, net of related legal fees of $88 million, resulted in a pre-tax gain of approximately $447.6 million in the first quarter of fiscal 2005.

The loss on sale of Japan consulting group relates to the excess of the carrying value of the JCG over its fair value at the time we entered into an agreement to sell the JCG.

The executive termination benefits related to the termination of our former Chief Executive Officer and Chief Financial Officer by our Board of Directors during the third quarter of fiscal 2006. They received benefits pursuant to their severance arrangements totaling $9.4 million, of which approximately $2.7 million of the expense related to stock compensation and $6.7 million related to severance and other benefits.

The impairments of $1.2 million related to our Ximian trademark/trade name intangible assets that ceased being utilized in the fourth quarter of fiscal 2006 and no longer had any value. During fiscal 2005, we also determined that $0.7 million of our trademarks and trade names were impaired as they were no longer being utilized and no longer had any value, and we also determined that certain internal use software intangible assets with a net book value of $0.8 million were fully impaired. The fair value of the software was determined based on the fact that

44	Novell annual report 2006

this software, as well as a similar product from a competitor, are now both available for free to the general public and the related technology is not proprietary to either us or the competitor.

Restructuring Expenses

Fiscal 2006

During fiscal 2006, we recorded net restructuring expenses of $4.4 million, $4.2 million of which related to restructuring activity recognized during fiscal 2006 and $0.2 million of which consisted of net adjustments related to previously recorded merger liabilities and restructuring liabilities. The adjustments to the merger liabilities have been recorded in the statement of operations since the changes have occurred outside the relevant purchase price allocation period.

The fiscal 2006 restructuring expenses related to efforts to restructure our business to improve profitability. These efforts are centered around three main initiatives: (1) improving our sales model and sales staff specialization; (2) integrating product development approach; and (3) improving in our administrative and support functions. As all three of these initiatives are in the early stages of being implemented, further restructuring activities are anticipated during fiscal 2007. Specific actions taken during fiscal 2006 included reducing our workforce by 24 employees, in sales, product development, consulting, general and administrative, marketing and technical support, exiting a facility and liquidating two legal entities. Total restructuring expenses by reporting segment were as follows: EMEA $1.7 million, Asia Pacific $1.4 million, Americas $0.8 million, and corporate unallocated operating costs $0.3 million.

The following table summarizes the activity during fiscal 2006 related to this restructuring:

			Other
	Severance and	Excess	Restructuring-
	Benefits	Facilities	Related Costs	Total
	(In thousands)

Original reserve	$3,420	$606	$163	$4,189
Cash payments	(323)	(591)	(35)	(949)

Balance at October 31, 2006	$3,097	$15	$128	$3,240

As of October 31, 2006, the remaining unpaid balances include accrued liabilities related to severance benefits which will be paid out over the remaining severance obligation period, various fees relating to the exited facility, which will be paid out during fiscal 2007, and various fees related to the liquidation of two legal entities, which will be paid out during fiscal 2007.

Fiscal 2005

During fiscal 2005, we recorded net restructuring expenses of $57.7 million, of which $53.6 million related to restructuring activity recognized during fiscal 2005 and $5.3 million related to adjustments to previously recorded merger liabilities to adjust lease accruals, less a net release of $1.2 million related to an adjustment of prior period restructuring liabilities. The adjustments to the merger liabilities have been recorded in the statement of operations since the changes have occurred outside the relevant purchase price allocation period. These restructuring expenses related to our continuing efforts to restructure our business to improve profitability and to focus on Linux and identity-driven computing. Specific actions taken included reducing our workforce by 817 employees, primarily in product development, consulting, sales, and general and administrative, though all areas were impacted. Total restructuring expenses for fiscal 2005 by reporting segment were as follows: EMEA $25.7 million, corporate unallocated operating costs $12.6 million, Americas $14.1 million, and Asia Pacific $5.3 million.

Novell annual report 2006	45

The following table summarizes the activity related to this restructuring:

			Other
	Severance and	Excess	Restructuring-
	Benefits	Facilities	Related Costs	Total
	(In thousands)

Original reserve	$45,763	$7,364	$477	$53,604
Cash payments	(17,271)	(913)	(218)	(18,402)

Balance at October 31, 2005	28,492	6,451	259	35,202
Cash payments	(25,438)	(4,022)	(202)	(29,662)
Non-cash adjustments	(1,721)	1,437	—	(284)

Balance at October 31, 2006	$1,333	$3,866	$57	$5,256

The $1.2 million adjustments of prior period restructuring and merger liabilities are reflected in the appropriate restructurings. As of October 31, 2005, the remaining unpaid balances include accrued liabilities related to severance benefits which will be paid out over the remaining severance obligation period, lease costs for redundant facilities which will be paid over the respective remaining contract terms, and various employee-related severance costs which will be primarily paid over the next twelve months.

Fiscal 2004

During fiscal 2004, we recorded net restructuring expenses of $19.1 million. These restructuring expenses were in response to the evolution of our business strategy to develop a competitive position in the Linux market. This strategy includes plans to support the Linux operating system in addition to the NetWare operating system, by offering our products and services that run on Linux, NetWare and other platforms. The acquisitions of Ximian and SUSE were direct results of the evolution in our business strategy. These changes were made to address market penetration for Linux and NetWare and to address NetWare revenue declines. Specific actions taken include reducing our workforce by 136 employees during fiscal 2004, mainly in consulting, sales and product development in EMEA and the Americas. In addition, we consolidated facilities, resulting in the closure of two sales facilities and the disposal of excess equipment and tenant improvements in the United States. Total restructuring expenses for fiscal 2004 by reporting segment were as follows: Americas $5.7 million, EMEA $9.4 million, Asia Pacific $0.4 million, and non-allocated corporate costs $3.5 million.

The following table summarizes the activity related to this restructuring:

	Severance and	Excess
	Benefits	Facilities	Total
	(In thousands)

Original reserve	$12,910	$6,152	$19,062
Cash payments	(8,252)	(3,645)	(11,897)

Balance at October 31, 2004	4,658	2,507	7,165
Cash payments	(2,716)	(1,109)	(3,825)
Non-cash adjustments	(699)	59	(640)

Balance at October 31, 2005	1,243	1,457	2,700

Cash payments	(1,012)	(1,067)	(2,079)
Non-cash adjustments	(231)	487	256

Balance at October 31, 2006	$—	$877	$877

As of October 31, 2006, the remaining balance of the fiscal 2004 restructuring expenses included accrued liabilities related to lease costs for redundant facilities, which will be paid over the respective remaining contract terms.

46	Novell annual report 2006

During fiscal 2004, we also recorded a $5.9 million restructuring expense to increase prior restructuring liabilities by $1.0 million and prior merger-related liabilities by $4.9 million, and we released approximately $2.1 million of excess restructuring reserves related to prior restructuring events. The increases were the result of changes in estimates used when the original expenses were recorded primarily due to changes in the real estate market in the United Kingdom. The net impact of the fiscal 2004 restructurings and the release of the prior restructuring excess reserves was an expense of $22.9 million in fiscal 2004. These adjustments, which pertain to separate restructuring events, are included in the applicable restructuring accruals.

Other income (expense), net

	Fiscal Year Ended October 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
	($ in thousands)			(Percentage change)

Impairment of investments	$(1,470)	$(3,387)	$(5,415)	(57)%	(37)%
as a percent of net revenue	—%	—%	(1)%
Investment income	$61,076	$46,045	$23,401	33%	97%
as a percent of net revenue	6%	4%	2%
Gain on sale of venture capital funds	$17,953	$—	$—	—%	—%
as a percent of net revenue	2%	—%	—%
Interest expense and other expenses, net	$(8,018)	$(8,665)	$(8,116)	(7)%	7%
as a percent of net revenue	(1)%	(1)%	(1)%
Total other income (expense), net	$69,541	$33,993	$9,870	105%	244%
as a percent of net revenue	7%	3%	1%

To assess impairment on our investments, we analyze forecasted financial performance of the investees and our estimate of the potential for investment recovery based on the financial performance factors. When an impairment is deemed to be “other than temporary” we record an impairment expense.

Investment income from short-term and long-term investments increased in fiscal 2006 compared to fiscal 2005 due to higher interest rates, offset somewhat by lower cash balances.

Investment income from short-term and long-term investments increased in fiscal 2005 compared to fiscal 2004 due primarily to interest earned on the $460.0 million received from the issuance of the Debentures in the third quarter of fiscal 2004, after the related stock buy-back and issuance costs, and the $447.6 million cash received from Microsoft in the first quarter of fiscal 2005 in connection with the favorable settlement of potential anti-trust litigation, after related legal fees. Investment income in fiscal 2005 also included long-term investment realized gains of $2.1 million from the sale of long-term investments.

During the fourth quarter of fiscal 2006, we sold all of our rights, titles, interests and obligations for 22 of our 23 Venture Capital Funds, which were classified as long-term investments in the consolidated balance sheet. As of October 31, 2006, the sale of all but one-half of one fund had closed. We recorded a gain of $17.9 million in fiscal 2006 related to the sale of the funds that closed during the fourth quarter of fiscal 2006. The remaining one-half of the one fund that closed subsequent to fiscal 2006 resulted in an additional gain of $3.6 million, which will be reported as part of Novell’s fiscal 2007 first quarter results.

Interest expense and other, net decreased slightly in fiscal 2006 compared to fiscal 2005 due primarily to lower foreign currency transaction losses.

Interest expense and other expenses, net for fiscal 2005 increased compared to fiscal 2004 due primarily to interest expense of $6.0 million related to the issuance of the Debentures in the third quarter of fiscal 2004. This increase was offset somewhat by lower foreign currency transaction losses and minority interest.

Novell annual report 2006	47

Income tax (benefit) expense on income from continuing operations

	Fiscal Year Ended October 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
	($ in thousands)			(Percentage change)

Income tax expense	$23,231	$86,660	$11,335	(73)%	665%
As a percent of revenue	2%	8%	1%
Effective tax rate	75%	19%	20%

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. In addition to the income taxes provided for continuing operations noted above, we provided income tax expense on income from discontinued operations of $1.0 million, $2.8 million, and $6.5 million in fiscal years 2006, 2005, and 2004, respectively.

Due to the utilization of a significant amount of our net operating loss carryforwards during fiscal 2005, substantially all of the tax benefit received from the use of our remaining net operating loss carryforwards to offset U.S. taxable income in 2006 was credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation is also credited to additional paid-in capital. In connection with our adoption of SFAS No. 123(R), we elected to follow the tax ordering laws to determine the sequence in which deductions and net operating loss carryforwards are utilized. Accordingly, during fiscal 2006, a tax benefit relating to stock options of $15.3 million was credited to additional paid-in capital and a benefit of $6.6 million was credited to goodwill.

The effective tax rate for fiscal 2006 differs from the federal statutory rate of 35% primarily due to the effects of the valuation allowance on our deferred tax assets, stock-based compensation plans, non-deductible expenses, differences between book and tax items and foreign taxes. The effective tax rate on income from continuing operations for fiscal 2006 was 75% compared to the effective tax rate of 19% for fiscal 2005. The effective tax rate for fiscal 2006 is higher than the effective tax rate for fiscal 2005 primarily because the fiscal 2005 rate reflected a benefit recorded to income tax expense from the use of a significant amount of our net operating loss carryforwards. The effective tax rate for fiscal 2005 of 19% was lower than the 20% effective tax rate for fiscal 2004 primarily due to the use of U.S. net operating loss carryforwards. We expect our effective tax rate in 2007 to approximate 100% due to forecasted near break even operations, our inability to recognize the tax benefits of our deferred tax assets since the assets are subject to a valuation allowance, and the use of net operating loss carryforwards whose benefits are credited to additional paid-in capital or goodwill.

In accordance with applicable accounting standards, we regularly assess our ability to realize our deferred tax assets. Assessments of the realization of deferred tax assets require that management consider all available evidence, both positive and negative, and make significant judgments about many factors, including the amount and likelihood of future taxable income. Based on all the available evidence, we continue to believe that it is more likely than not that our remaining U.S. net deferred tax assets, and certain foreign deferred tax assets, are not currently realizable. As a result, we continue to provide a full valuation reserve on our U.S. net deferred tax assets and certain foreign deferred tax assets. The valuation allowance on deferred tax assets increased by $74.6 million in fiscal 2006 primarily due to stock based compensation and other originating assets, new acquisitions and changes in our deferred tax liabilities.

As of October 31, 2006, we had unrestricted U.S. net operating loss carryforwards for federal tax purposes of approximately $72.0 million. Substantially all of the benefit of the use of these loss carryforwards will be recorded as a credit to additional paid-in capital. If not utilized, these carryforwards will expire in fiscal years 2023 through 2025. Additionally, we had $222.0 million in net operating loss carryforwards from acquired companies that will expire in years 2019 through 2025. These loss carryforwards from acquired companies can be utilized to offset future taxable income, but are subject to certain annual limitations. The benefit of the use of these loss carryforwards will be recorded to first reduce goodwill relating to the acquisition, second to reduce other non-current intangible assets relating to the acquisition, and third to reduce income tax expense. Our alternative minimum tax net operating losses approximate our regular tax net operating losses disclosed above. In addition, we have approximately $160.7 million of foreign loss carryforwards, of which $5.4 million, $2.2 million, $2.5 million,

48	Novell annual report 2006

and $10.9 million are subject to expiration in years 2007, 2008, 2009, and 2014, respectively. The remaining losses do not expire. We have $141.4 million in capital loss carryforwards, which, if not utilized, will expire in fiscal years 2007 through 2011. We have foreign tax credit carryforwards of $40.8 million that expire between 2009 and 2016, general business credit carryforwards of $90.1 million that expire between 2010 and 2026, and alternative minimum tax credit carryforwards of $10.1 million that do not expire. We also have various state net operating loss and credit carryforwards that expire in accordance with the respective state statutes.

As of October 31, 2006, deferred tax assets of approximately $47.0 million pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. If realized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders’ equity. Additionally, deferred tax assets of $90.0 million relate to acquired entities. These acquired deferred tax assets are subject to limitation under the change of ownership rules of the Internal Revenue Code and have been fully reserved. Approximately $63.7 million of future tax benefit relating to these deferred tax assets will be recorded to first reduce goodwill relating to the acquisition, second to reduce other non-current intangible assets relating to the acquisition, and third to reduce income tax expense.

We have permanently reinvested the earnings of several of our foreign subsidiaries. Accordingly, we have not provided deferred income taxes on the excess of the book basis over the tax outside basis in the stock of these foreign subsidiaries. The estimated unrecognized deferred income tax liability for this difference is $0.7 million.

During fiscal 2006, we received a one-time tax benefit of $4.2 million from the Internal Revenue Service relating to net operating loss carrybacks made possible under the “Job Creation and Worker Assistance Act of 2002.” We also recorded a $2.6 million tax benefit attributable to the favorable resolution of a tax examination at one of our foreign subsidiaries. In 2004, we determined that the amount of reserves related to tax exposures was less than the amount recorded in the financial statements. As a result, we reduced the tax reserves by $5.9 million. We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated. The amount reflected in the consolidated balance sheet at October 31, 2006 is considered adequate based on our assessment of many factors including results of tax audits, past experience and interpretations of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors.

Dividends on Series B Preferred Stock

	Fiscal Year Ended October 31,
	2006	2005	2004
	(In thousands)

Non-cash deemed dividend related to beneficial conversion feature of Preferred Stock	$—	$—	$(25,680)
Preferred Stock cash dividends	$(187)	$(466)	$(416)

In March 23, 2004, we entered into a definitive agreement with IBM providing for an investment of $50.0 million by IBM in Novell. The primary terms of the investment, which were negotiated in November 2003, entailed the purchase by IBM of 1,000 shares of our Series B Preferred Stock that are convertible into 8 million shares of our common stock at a price of $6.25 per common share. The shares are entitled to a dividend of 2% per annum, payable quarterly in cash.

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

Novell annual report 2006	49

Subsequent to the end of fiscal 2006, IBM converted all of the remaining outstanding shares of Series B Preferred Stock into 1.5 million shares of common stock.

Net income (loss) components

	Fiscal Year Ended October 31,
	2006	2005	2004
	(In thousands)

Income from continuing operations	$7,625	$371,291	$46,596
Discontinued operations, net of tax	11,928	5,431	10,592
Cumulative effect of a change in accounting principle	(897)	—	—
Net income	$18,656	$376,722	$57,188

Expense from the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006 decreased income from continuing operations by approximately $35.0 million during fiscal 2006. Net income was favorably impacted by foreign exchange rate fluctuations in fiscal 2006 by approximately $1.3 million.

Discontinued operations relates to the sale of Celerant consulting, discussed in the Divestitures section, above.

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

Forward-looking information

Fiscal 2007 will be a year of significant change for Novell. We will make investments to facilitate changes in our business model while sustaining our revenue momentum in our growth businesses, such as Linux and identity management, and managing revenue declines in our legacy workgroup businesses, such as NetWare/OES and GroupWise.

We expect revenue for fiscal 2007 to be in a range similar to the fiscal 2006 actual amounts, including the effect of the net balancing payments and subscription revenue from the Microsoft partnership (see discussion of the Microsoft partnership in Subsequent Events, following) and the impact of dispositions during the year. We also estimate stock-based compensation expenses in fiscal 2007 to be approximately the same amount as in fiscal 2006. Our annual effective tax rate for fiscal year 2007 is estimated to be 100%.

We are targeting to remove certain expenses throughout fiscal 2007 while investing for improved profitability in fiscal 2008. We plan to invest $20 to $25 million in operating expense to execute our model changes in fiscal 2007. Including the impact of these overlapping expenses, in fiscal 2007 we expect to be break even to slightly profitable on an income from operations basis, before consideration of extraordinary items and stock-based compensation expenses. These overlapping expenses will be eliminated by the end of fiscal 2007. After elimination of these expenses and realization of the run rate savings from these investments, we are targeting a fourth quarter fiscal 2007 exit rate operating margin of 5% to 7%, before stock based compensation expenses. By exit rate

50	Novell annual report 2006

operating margin, we mean at the end of the fourth quarter fiscal 2007, we expect to have an annualized expense run rate level that, when compared to the fiscal 2007 revenue, would result in an operating margin of 5% to 7%.

Liquidity and Capital Resources

	October 31,	October 31,	Percentage
	2006	2005	Change
	($ in thousands)

Cash, cash equivalents, and short-term investments	$1,466,287	$1,654,904	(11)%
Percentage of total assets	60%	60%

Cash, cash equivalents, and short-term investments decreased $188.6 million from October 31, 2005 to October 31, 2006 primarily due to the following:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(In thousands)

Cash provided by operating activities	$99,006	$500,414	$117,413
Issuance of common stock, net	$40,131	$22,108	$58,162
Repurchase of common stock, 2006 retired, 2004 held in treasury	$(400,000)	$—	$(125,000)
Expenditures for property, plant and equipment	$(26,668)	$(30,781)	$(26,997)
Proceeds from sales of property, plant and equipment	$24,992	$10,421	$4,951
Proceeds from the sale of Venture Capital fund investments	$71,298	$—	$—
Proceeds from the payoff of a note receivable	$9,092	$—	$—
Proceeds from the sale of Celerant and the Japan consulting group, net of cash divested	$39,372	$—	$—
Net cash paid for acquisitions	$(71,550)	$(33,829)	$(205,620)
Cash paid for intangible assets	$(1,159)	$(15,500)	$—
Cash paid for equity share of OIN	$(4,225)	$—	$—
Restricted cash for acquisition of India joint venture	$—	$(7,500)	$—
Issuance of Debentures, net of issuance costs	$—	$—	$585,150
Issuance of Series B Preferred Stock	$—	$—	$50,000

Cash provided by operating activities in fiscal 2005 included the receipt of $447.6 million in cash, net of legal fees, in connection with the November 2004 Microsoft settlement.

As of October 31, 2006, we had cash, cash equivalents and other short-term investments of $330.5 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, which are subject to market risk. Approximately $6.8 million of our short-term investments are designated to fund deferred compensation payments, which are paid out as requested by the plan participants. Our short-term investment portfolio includes gross unrealized gains and losses of $1.3 million and $4.8 million, respectively, as of October 31, 2006. We monitor our investments and record losses when a decline in the investment’s market value is determined to be other than temporary.

Our $20.0 million, 20% ownership interest in OIN consists of patents with a fair value of $15.8 million, including $0.3 million of prepaid acquisition costs, and cash of $4.2 million. At the time of the contribution, the patents had a book value of $14.4 million, including $0.3 million of prepaid acquisition costs. Subsequent to year-end, our ownership interest in OIN decreased to approximately 17% due to the addition of a new investor in the company. According to the terms of the OIN LLC agreement, we could be required to make future cash contributions which we would fund with cash from operations and cash on hand.

As of October 31, 2006, we have various operating leases related to our facilities. These leases have minimum annual lease commitments of $27.0 million in fiscal 2007, $23.9 million in fiscal 2008, $16.3 million in fiscal 2009, $10.3 million in fiscal 2010, $8.4 million in fiscal 2011, and $33.1 million thereafter. Furthermore, we have $29.3 million of minimum rentals to be received in the future from subleases.

Novell annual report 2006	51

On July 2, 2004, we issued and sold $600 million aggregate principal amount of our Debentures due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2005. Each $1,000 principal amount of the Debentures is convertible, at the option of the holders, into 86.7905 shares of our common stock prior to July 15, 2024 if (1) the price of our common stock trades above 130% of the conversion price for a specified duration, (2) the trading price of the Debentures is below a certain threshold, subject to specified exceptions, (3) the Debentures have been called for redemption, or (4) specified corporate transactions have occurred. None of the conversion triggers were met as of October 31, 2006. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $11.52 per share. Holders of the Debentures may require us to repurchase all or a portion of their Debentures on July 15, 2009, July 15, 2014 and July 15, 2019, or upon the occurrence of certain events, including a change in control. The Debentures can be redeemed by us for cash beginning on or after July 20, 2009.

In connection with the issuance of the Debentures, we incurred $14.9 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are included in other assets and are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders can require repurchase of the Debentures (July 15, 2009). Amortization expense related to the issuance costs was $3.0 million, $3.0 million, and $1.0 million for the fiscal years ended October 31, 2006, 2005, and 2004, respectively. In addition, interest expense was $3.0 million, $3.0 million and $1.0 million for the fiscal years ended October 31, 2006, 2005, and 2004, respectively. We made cash payments of $3.0 million in fiscal 2006 and $3.1 million in fiscal 2005, respectively. No payments of interest were made in fiscal 2004.

Due to the voluntary review of our historical stock-based compensation practices that was announced in August 2006 and not completed until May 2007, we did not file our third quarter fiscal 2006 Form 10-Q in a timely manner. In September 2006, we received a letter from Wells Fargo Bank, N.A., the trustee of our Debentures, which asserted that Novell is in default under the indenture because of the delay in filing its Form 10-Q for the period ended July 31, 2006. The letter stated that the asserted default would not become an “event of default” under the indenture if the company cured the default within 60 days after the date of the notice. We believe that these above-mentioned notices of default were invalid and without merit because the indenture only requires us to provide the trustee copies of SEC reports within 15 days after such filings are actually made. However, in order to avoid the expense and uncertainties of further disputing whether a default under the indenture had occurred, we solicited consents from the holders of the Debentures to proposed amendments to the indenture that would give Novell until Thursday, May 31, 2007 to become current in our SEC reporting obligations and a waiver of rights to pursue remedies available under the indenture with respect to any default caused by our not filing SEC reports timely. On November 9, 2006, we received consents from the holders of the Debentures, and therefore we and the trustee entered into a first supplemental indenture implementing the proposed amendments described in the consent solicitation statements. Under the terms of the consent solicitation and first supplemental indenture, we will pay an additional 7.3% per annum, or $44.0 million, in special interest on the Debentures from November 9, 2006 to, but excluding November 9, 2007. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), since the change in the terms of the Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification, and therefore the additional $44.0 million of special interest payments will be expensed over the period from November 9, 2006 through July 15, 2009. During the period of November 9, 2006 through July 15, 2009, the new effective interest rate on this debt, including the $44.0 million, will be 3.2%. The $44.0 million will be paid as special interest payments over three periods; the first payment of $8.1 million occurred in January 2007. The next payment of $22.0 million will occur in July 2007 and the final payment of $13.9 million will occur in January 2008. In addition, we paid approximately $1.5 million in fees to Citigroup for work performed on the consent process.

As of October 31, 2006, we also had $9.4 million of Series B Preferred Stock outstanding. The Series B Preferred Stock is redeemable at our option or by the holder only under certain change in control circumstances. In November 2006, all of the Series B Preferred Stock was converted into 1.5 million common shares.

On September 22, 2005, our board of directors approved a share repurchase program for up to $200.0 million of our common stock through September 21, 2006. On April 4, 2006, our board of directors approved an amendment

52	Novell annual report 2006

to the share repurchase program increasing the limit on repurchase from $200.0 million to $400.0 million and extending the program through April 3, 2007. As of July 31, 2006, we had completed the share repurchase program by purchasing 51.5 million shares at an average cost per share of $7.76.

Contractual Obligations as of October 31, 2006

	Payments Due by Period
			Less Than						More Than
			1 Year		1-3 Years		3-5 Years		5 Years
	Total		(2007)		(2008-2009)		(2010-2011)		(Beyond 2011)
	(In millions)

Debentures	$600.0		$—		$—		$—		$600.0
Interest on Debentures(a)	97.1		33.1		19.9		6.0		38.1
Purchase commitments(b)	1.4		1.0		0.4		—		—
Operating lease obligations	119.0		27.0		40.2		18.7		33.1
Letters of credit	14.9		14.9		—		—		—

Total	$832.4		$76.0		$60.5		$24.7		$671.2

Other contractual obligations:
Dividends on Series B Preferred Stock	(c	)	(c	)	(c	)	(c	)	(c	)

(a)	Interest on the Debentures assumes no conversions.

(b)	Purchase obligations represent future contracted payments under normal take or pay arrangements entered into as a part of the normal course of business that are not recorded as liabilities at October 31, 2006.

(c)	During November 2006, the Series B Preferred Stock was converted into 1.5 million common shares, which eliminated the obligation to pay dividends beyond the conversion date.

Our principal source of liquidity continues to be cash from operations, cash on hand, and short-term investments. At October 31, 2006, our principal unused sources of liquidity consisted of cash and cash equivalents of $675.8 million and short-term investments in the amount of $790.5 million. During fiscal 2006, we generated $99.0 million of cash flow from operations. Our liquidity needs for the next twelve months are principally for financing of interest payments on Debentures, fixed assets, payments under our restructuring plans, product development, and to maintain flexibility in a dynamic and competitive operating environment, including pursuing potential acquisition and investment opportunities. Our liquidity needs beyond the next twelve months include those mentioned previously in addition to the possible redemption of our Debentures.

We anticipate being able to fund our current operations, potential future acquisitions, any further integration, restructuring or additional merger-related costs, and planned capital expenditures for the next twelve months with existing cash and short-term investments together with cash generated from operations and investment income and net cash received as a result of our agreement with Microsoft, discussed below under Subsequent Events. We believe that borrowings under our credit facilities or offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and are dependent on market conditions at such time. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. We also anticipate having adequate cash in fiscal 2007 for necessary capital expenditures.

Recent Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax

Novell annual report 2006	53

position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure relative to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006 (Novell’s fiscal 2008, beginning November 1, 2007). We are currently evaluating the impact of this interpretation on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value and provides enhanced guidance for using fair value to measure assets and liabilities. It also expands the amount of disclosure about the use of fair value to measure assets and liabilities. The standard applies whenever other standards require assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007 (Novell’s fiscal 2009). We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post retirement Plans, an amendment of SFAS Nos. 87, 88, 106, and 132(R),” (“SFAS No. 158”). This statement requires an employer to recognize in its balance sheet the over-funded or under-funded status of a defined benefit post retirement plan measured as the difference between the fair value of plan assets and the present value of the benefit obligation. The recognition of the net liability or asset will require an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. SFAS No. 158 does not change how post-retirement benefits are accounted for and reported in the income statement. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 (Novell’s fiscal 2007). We do not expect the adoption of SFAS No. 158 to have a material impact on our comprehensive income and we do not anticipate a material adjustment to our statement of financial position as a result of adopting SFAS No. 158.

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

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12. (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (Novell’s fiscal 2008), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

54	Novell annual report 2006

Subsequent Events

Sale of Venture Capital Funds

In November 2006, we closed the sale of the remaining one-half of one of our venture capital funds, resulting in a gain in the first quarter of fiscal 2007 of $3.6 million on proceeds of $5.0 million.

Conversion of Redeemable Preferred Stock

In November 2006, IBM converted the remaining 187 outstanding shares of Series B Preferred Stock into 1.5 million shares of our common stock.

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

Novell annual report 2006	55

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

Sale of Salmon Subsidiary

On March 13, 2007, we sold our shares in Salmon Ltd, (“Salmon”) to Okam Limited, a United Kingdom Limited Holding Company for $4.9 million, plus approximately an additional $3.9 million contingent payment to be received if Salmon meets certain revenue targets. There will be no further shareholder or operational relationship between us and Salmon going forward. Salmon was a component of our EMEA operating segment in fiscal 2006 (Business Consulting segment beginning in fiscal 2007) and Salmon’s sale will not have an impact on our IT consulting business. In our second quarter of fiscal 2007, we recognized a gain on the sale of approximately $0.6 million. During the first quarter of fiscal 2007, in anticipation of the sale, we recorded a loss of $10.8 million related to the excess carrying amount of Salmon over its estimated fair value, of which $10.2 million was to write off goodwill and $0.6 million was to write off intangible assets. We will classify Salmon’s results of operations as a discontinued operation in our consolidated statement of operations beginning in the second quarter of fiscal 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of these risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at October 31, 2006.

Interest Rate Risk

The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our strategy is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in approximately a $4.4 million decrease (less than 1%) in the fair value of our available-for-sale securities.

Market Risk

We also hold available-for-sale equity securities in our short-term investment portfolio. As of October 31, 2006, gross unrealized gains, before tax effect on the short-term public equity securities, totaled $0.5 million. A reduction in prices of 10% of these short-term equity securities would result in approximately a $0.7 million decrease (less than 1%) in the fair value of our short-term investments.

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

56	Novell annual report 2006

losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we did not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $5 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

We do not currently hedge currency risk related to revenues or expenses denominated in foreign currencies; however, due to a number of factors including net operating margin levels and diversity of currencies, we have not historically experienced large foreign exchange gains or losses related to these revenues and expenses.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position at October 31, 2006. Actual results may differ materially.

Novell annual report 2006	57

Item 8.	Financial Statements and Supplementary Data

Novell, Inc.

58	Novell annual report 2006

NOVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2006	2005	2004

Net revenue:
Software licenses	$173,678	$213,803	$234,037
Maintenance, subscriptions, and services	793,599	825,420	769,817

Total net revenue	967,277	1,039,223	1,003,854

Cost of revenue:
Software licenses	18,161	21,600	23,478
Maintenance, subscriptions, and services	301,924	330,466	298,400

Total cost of revenue	320,085	352,066	321,878

Gross profit	647,192	687,157	681,976

Operating expenses (income):
Sales and marketing	357,116	359,991	337,624
Product development	180,380	199,971	194,607
General and administrative	128,922	92,632	80,758
Restructuring expenses	4,405	57,753	22,903
Purchased in-process research and development	2,110	480	—
Gain on sale of property, plant and equipment	(5,968)	(1,589)	(1,977)
Gain on settlement of potential litigation	—	(447,560)	—
Impairment of intangible assets	1,230	1,521	—
Loss on sale of Japan consulting group	8,273	—	—
Executive termination benefits	9,409	—	—

Total operating expenses	685,877	263,199	633,915

Income (loss) from operations	(38,685)	423,958	48,061

Other income (expense):
Investment income	61,076	46,045	23,401
Gain on sale of venture capital funds	17,953	—	—
Impairment of investments	(1,470)	(3,387)	(5,415)
Interest expense and other, net	(8,018)	(8,665)	(8,116)

Other income, net	69,541	33,993	9,870

Income from continuing operations before taxes	30,856	457,951	57,931
Income tax expense	23,231	86,660	11,335

Income from continuing operations	7,625	371,291	46,596
Income from discontinued operations before taxes (including gain on disposal of $11,117 in fiscal 2006)	12,900	8,191	17,043
Income tax expense on discontinued operations	972	2,760	6,451

Income from discontinued operations	11,928	5,431	10,592

Income before cumulative effect of change in accounting principle	19,553	376,722	57,188
Cumulative effect of change in accounting principle	(897)	—	—

Net income	$18,656	$376,722	$57,188

Basic earnings per share:
Income from continuing operations	$0.02	$0.97	$0.05
Discontinued operations	0.03	0.01	0.03
Cumulative effect of change in accounting principle	—	—	—

Net income per share available to common stockholders	$0.05	$0.98	$0.08

Diluted earnings per share:
Income from continuing operations	$0.02	$0.85	$0.05
Discontinued operations	0.03	0.01	0.03
Cumulative effect of change in accounting principle	—	—	—

Net income per share available to common stockholders	$0.05	$0.86	$0.08

Weighted-average shares outstanding:
Basic	361,174	379,499	381,100
Diluted	365,659	440,585	390,879

See notes to consolidated financial statements.

Novell annual report 2006	59

NOVELL, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	October 31,	October 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$675,787	$811,238
Short-term investments	790,500	843,666
Receivables (net of allowances of $5,574 and $16,638 at October 31, 2006 and 2005, respectively)	233,986	293,627
Prepaid expenses	32,328	30,777
Other current assets	28,524	29,745

Total current assets	1,761,125	2,009,053
Property, plant and equipment, net	184,084	212,377
Long-term investments	2,263	54,340
Goodwill	424,701	395,509
Intangible assets, net	40,404	56,421
Deferred income taxes	4,770	1,384
Other assets	32,376	32,774

Total assets	$2,449,723	$2,761,858

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,419	$45,445
Accrued compensation	103,710	113,760
Other accrued liabilities	106,837	131,105
Income taxes payable	49,600	56,869
Deferred revenue	380,979	376,973

Total current liabilities	685,545	724,152
Deferred income taxes	4,186	4,537
Long-term deferred revenue	45,992	28,778

Senior convertible debentures	600,000	600,000

Total liabilities	1,335,723	1,357,467

Minority interests	—	8,555

Redeemable securities:
Series B Preferred Stock, $.10 par value, Authorized — 1,000 shares;
Outstanding — 187 shares at October 31, 2006 and 2005 (at redemption value)	9,350	9,350

Stockholders’ equity:
Series A preferred stock, $.10 par value, Authorized — 499,000 shares; no shares issued	—	—
Common stock, par value $.10 per share, Authorized — 600,000,000 shares; Issued — 358,512,471 and 400,993,898 shares at October 31, 2006 and 2005, respectively, Outstanding — 343,362,534 and 385,820,699 shares at October 31, 2006 and 2005, respectively	35,851	40,099
Additional paid-in capital	338,954	483,157
Treasury stock, at cost — 15,149,937 and 15,173,199 shares at October 31, 2006 and 2005, respectively	(124,684)	(124,875)
Retained earnings	840,449	984,107
Accumulated other comprehensive income	14,080	7,444
Unearned compensation and other	—	(3,446)

Total stockholders’ equity	1,104,650	1,386,486

Total liabilities, redeemable securities and stockholders’ equity	$2,449,723	$2,761,858

See notes to consolidated financial statements.

60	Novell annual report 2006

NOVELL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

							Accumulated
	Common	Common	Treasury	Treasury	Additional		Other	Unearned
	Stock	Stock	Stock	Stock	Paid-In	Retained	Comprehensive	Compensation
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	and Other	Total

Balance at October 31, 2003	376,460	$37,646	—	$—	$319,016	$576,759	$7,068	$(6,019)	$934,470
Stock issued from stock plans	12,757	1,276	1	11	63,101	—	—	(5,452)	58,936
Stock issued for conversion of Series B Preferred Stock	4,000	400	—	—	24,600	—	—	—	25,000
Shares repurchased	—	—	(15,188)	(125,000)	—	—	—	—	(125,000)
Shares cancelled	(156)	(16)	—	—	(1,295)	—	—	537	(774)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	4,848	4,848
Beneficial conversion feature	—	—	—	—	25,680	(25,680)	—	—	—
Dividends on Series B Preferred Stock	—	—	—	—	—	(416)	—	—	(416)
Change in unrealized gain on investments	—	—	—	—	—	—	(1,352)	—	(1,352)
Cumulative translation adjustment	—	—	—	—	—	—	11,720	—	11,720
Change in minimum pension liability	—	—	—	—	—	—	(1,256)	—	(1,256)
Net income	—	—	—	—	—	57,188	—	—	57,188

Comprehensive income	—	—	—	—	—	—	—	—	66,301

Balance at October 31, 2004	393,061	39,306	(15,187)	(124,989)	431,102	607,851	16,180	(6,086)	963,364
Stock issued from stock plans	5,678	567	14	114	26,843	—	—	(1,998)	25,526
Stock plans income tax benefit	—	—	—	—	13,799	—	—	—	13,799
Stock issued for conversion of Series B Preferred Stock	2,504	250	—	—	15,400	—	—	—	15,650
Shares cancelled	(249)	(24)	—	—	(4,043)	—	—	3,325	(742)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	1,313	1,313
Dividends on Series B Preferred Stock	—	—	—	—	—	(466)	—	—	(466)
Change in unrealized gain on investments	—	—	—	—	56	—	(7,767)	—	(7,711)
Cumulative translation adjustment	—	—	—	—	—	—	(1,592)	—	(1,592)
Change in minimum pension liability	—	—	—	—	—	—	623	—	623
Net income	—	—	—	—	—	376,722	—	—	376,722

Comprehensive income	—	—	—	—	—	—	—	—	368,042

Balance at October 31, 2005	400,994	40,099	(15,173)	(124,875)	483,157	984,107	7,444	(3,446)	1,386,486
Cumulative effect of adoption of SAB 108	—	—	—	—	19,190	(19,190)	—	—	—

Revised balance at November 1, 2005	400,994	40,099	(15,173)	(124,875)	502,347	964,917	7,444	(3,446)	1,386,486
Stock issued from stock plans	9,549	955	23	191	40,482	—	—	—	41,628
Stock compensation expense	—	—	—	—	35,265	—	—	—	35,265
Compensation expense related to executive termination benefits	—	—	—	—	2,739	—	—	—	2,739
Cumulative effect of adoption of SFAS No. 123R	—	—	—	—	(3,446)	—	—	3,446	—
Stock plans income tax benefit	—	—	—	—	15,263	—	—	—	15,263
Shares repurchased and retired	(51,515)	(5,152)	—	—	(251,911)	(142,937)	—	—	(400,000)
Shares cancelled	(516)	(51)	—	—	(1,804)	—	—	—	(1,855)
Dividends on Series B Preferred Stock	—	—	—	—	—	(187)	—	—	(187)
Change in unrealized gain on investments	—	—	—	—	19	—	4,053	—	4,072
Cumulative translation adjustment	—	—	—	—	—	—	1,950	—	1,950
Change in minimum pension liability	—	—	—	—	—	—	633	—	633
Net income	—	—	—	—	—	18,656	—	—	18,656

Comprehensive income	—	—	—	—	—	—	—	—	25,311

Balance at October 31, 2006	358,512	$35,851	(15,150)	$(124,684)	$338,954	$840,449	$14,080	$—	$1,104,650

See notes to consolidated financial statements.

Novell annual report 2006	61

NOVELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2006	2005	2004

Cash flows from operating activities
Net income	$18,656	$376,722	$57,188
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	35,265	1,748	4,940
Tax effects of stock-based compensation plans	15,263	13,799	—
Excess tax benefits from stock-based compensation	(15,263)	—	—
Depreciation and amortization	46,976	54,513	48,542
Decrease in accounts receivable allowances	(6,888)	(7,838)	(4,923)
Utilization of previously reserved acquired net operating losses	6,585	29,600	—
Purchased in-process research and development	2,110	480	—
Deferred income taxes	(4,317)	(702)	870
Net gain on sale of property, plant and equipment	(5,968)	(1,589)	(1,639)
Loss on Japan consulting group	8,273	—	—
Executive termination benefits, non-cash	9,409	—	—
Gain on sale of previously impaired long-term investments	(2,226)	(2,087)	(3,360)
Loss on impaired long-term investments	1,481	3,387	5,415
Impairment of intangible assets	1,230	1,521	—
Gain on sale of Celerant, discontinued operations, before taxes	(11,117)	—	—
Gain on sale of venture capital funds	(17,953)	—	—
Cumulative effect of change in accounting principle	897	—	—
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Receivables	33,276	(15,087)	(20,327)
Prepaid expenses	(4,102)	(3,777)	(1,358)
Other current assets	(88)	(777)	(3,069)
Accounts payable	(1,235)	(10,935)	2,492
Accrued liabilities	(32,731)	30,290	(10,619)
Deferred revenue	21,505	31,146	43,261

Net cash provided by operating activities	99,038	500,414	117,413

Cash flows from financing activities
Issuance of common stock, net	40,131	22,108	58,162
Excess tax benefits from stock-based compensation	15,263	—	—
Payment of cash dividends on Series B Preferred Stock	(187)	(591)	(292)
Issuance of Series B Preferred Stock	—	—	50,000
Issuance of senior convertible debentures	—	—	600,000
Payment of issuance costs on senior convertible debentures	—	—	(14,850)
Repurchases of common stock (2006 retired, 2004 held in treasury)	(400,000)	—	(125,000)

Net cash (used in) provided by financing activities	(344,793)	21,517	568,020

Cash flows from investing activities
Purchases of property, plant and equipment	(26,668)	(30,781)	(26,997)
Proceeds from the sale of property, plant and equipment	24,992	10,421	4,951
Proceeds from payoff of note receivable	9,092	—	—
Proceeds from sale of venture capital funds	71,298	—	—
Purchases of short-term investments	(503,584)	(1,286,499)	(999,078)
Maturities of short-term investments	131,088	348,156	160,611
Sales of short-term investments	429,715	863,973	444,972
Purchases of long-term investments	(9,499)	(11,407)	(20,505)
Proceeds from sales of and distributions from long-term investments	10,972	11,688	12,899
Proceeds from the sale of Celerant, net of cash divested of $37,345	37,922	—	—
Proceeds from the sale of Japan consulting group, net of cash divested of $1,450	1,450	—	—
Cash paid for acquisition of e-Security, net of cash acquired	(71,550)	—	—
Cash paid for equity share of OIN	(4,225)	—	—
Cash paid for acquisition of Tally and Immunix, net of cash acquired	—	(33,829)	—
Cash paid for acquisition of SUSE and Salmon, net of cash acquired	—	—	(205,620)
Purchase of intangible assets	(1,159)	(15,500)	—
Restricted cash for the acquisition of India joint venture	—	(7,500)	—
Other	10,460	6,181	10,806

Net cash provided by (used in) investing activities	110,304	(145,097)	(617,961)

Total increase (decrease) in cash and cash equivalents	(135,451)	376,834	67,472
Cash and cash equivalents — beginning of period	811,238	434,404	366,932

Cash and cash equivalents — end of period	$675,787	$811,238	$434,404

Supplemental disclosures of cash and non-cash financing and investing activities:
Contribution of patents to Open Invention Network, LLC	$14,383	$—	$—
Release of restricted cash for the acquisition of India joint venture	7,500
Conversion of Series B Preferred Stock	—	15,650	25,000
Deemed dividend related to beneficial conversion feature of Series B Preferred Stock	—	—	25,680
Issuance of notes receivable for sale of property, plant and equipment	—	—	9,935

See notes to consolidated financial statements.

62	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Summary of Business Operations

Novell develops, implements, and supports proprietary, mixed source and open source software for use in business solutions. With approximately 4,500 employees in over 80 offices worldwide, we provide customers with enterprise infrastructure software and a full range of training and support services. Our products enable customers to solve business challenges by maximizing the effectiveness of their information technology (IT) environments.

With a 24-year history of innovation and industry leadership, Novell enables customers to build their own “Open Enterprise” by adding the strength, flexibility and economy of open source software to their existing IT infrastructures. We offer an open source platform along with fully integrated systems management and security and identity solutions. Our specific offerings include identity and access management products, resource management products, SUSE Linux Enterprise Sever (“SLES”), Open Enterprise Server, NetWare, and Collaboration products on several operating systems, including Linux, NetWare, Windows, and Unix. These technologies allow us to help customers manage both our open source platform and the other heterogeneous components of their IT infrastructures.

By delivering these technology solutions to our customers, we help them drive increased performance from their IT infrastructures at a reduced cost and with lower risk. In doing so, we give our customers more time to focus on innovation and growth in their core businesses.

To help ensure customer success, we offer customers extensive technical support and training through our worldwide support network. We also have strong partnerships in place with application providers, hardware and software vendors, and consultants and systems integrators. With our open source platform, enterprise infrastructure software, and global network of partners, we offer full solutions to our customers, regardless of their size or location.

Our software solutions are grouped into three main solution categories: systems, security and identity management; open platform solutions; and workspace solutions. In addition, we offer worldwide IT consulting, training and technical support services. Following are descriptions of these categories.

Systems, Security and Identity Management.  Our systems, security, and identity management products include applications that offer broad capabilities for automating the management of IT resources. This group of Novell solutions creates and assigns digital identities to IT resources, and protects those resources from unauthorized use. They also manage and track the use of IT assets and report on that usage for auditing, billing and compliance reporting purposes. Among other benefits, customers use these solutions to:

•	Automate the management of IT assets, including servers, desktops, laptops and hand-held devices, through their entire lifecycle with device location tracking, utilization reporting and routing administrative tasks.

•	Lower the total cost of ownership of desktops and laptops through automated machine configuration and software patch management across the enterprise.

•	Reduce the complexity and costs of managing users and their access to systems through instant provisioning of new employees, streamlined authentication and authorization, and centrally managed access policies.

•	Secure enterprise information from unauthorized use through the instant revocation of access rights, the creation of a consistent enterprise-wide security model, and by gaining full visibility into how information, services and resources are being used.

We believe that businesses recognize the need to manage access to their assets, and the use and optimization of those assets, with systems that are driven by business policies. Novell meets this need by offering systems that help customers define, implement and administer business policies across a single enterprise. Novell’s solutions also accommodate customers’ need for increased business agility. By using our products, customers can extend their business processes and systems across organizational and technical boundaries, integrating with the operational

Novell annual report 2006	63

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environments of their customers, employees, suppliers and partners. This affords organizations the opportunity to make changes to their business operations without incurring the cost of constantly changing individual software application components, and without impacting their business partners.

These identity-based technologies not only regulate user access to data and applications, but are increasingly becoming the basis for securing and managing other information assets, such as mobile computing and communications devices and data center servers. We believe that identity management technologies are increasingly becoming the preferred means by which businesses will efficiently utilize all their IT assets. We have developed products for this market to help our customers take advantage of these opportunities. These products can be deployed across a number of systems, including Linux, NetWare, Windows, and Unix recognizing the heterogeneous nature of today’s IT infrastructures. Our development strategy has been to produce systems, security and identity management technologies as a set of discrete software components that customers can deploy quickly to meet specific business needs. We believe that this approach is far more appealing to customers than the alternative approach of building large, monolithic applications requiring lengthy implementations without any immediate business benefit.

Open Platform Solutions.  Both our open platform solutions and workspace solutions categories include solutions that offer effective, open and cross-platform approaches to computing, networking and collaboration. Both categories offer operating systems, network services, and workgroup software solutions.

With our open platform solutions, including our Linux-based and other related products, we focus on the substantial growth opportunities presented by enterprise adoption of open source technologies.

The foundation of this category is SUSE Linux Enterprise, our high quality and highly interoperable enterprise computing platform. With its openness, reliability and enterprise-class performance, we refer to SUSE Linux Enterprise as the Platform for the Open Enterprise. It offers businesses a complete open platform that supports mission-critical applications from the desktop to the data center. Components of this platform include:

•	SUSE Linux Enterprise Server, which handles a variety of server workloads including edge and infrastructure computing, enterprise database deployment, line-of-business applications, and mission-critical software applications.

•	SUSE Linux Enterprise Desktop, which offers a general-purpose desktop computing environment with high usability, a broad range of productivity applications including a full office suite, and advanced graphic capabilities.

A major focus of our open platform solutions is to advance and promote open source computing, with particular emphasis on driving increased enterprise adoption of Linux. We believe that a major shift toward the use of open source software is well underway across many industry segments. This trend is fueled by organizations that are more critically assessing the cost effectiveness of their existing IT infrastructures, evaluating viable open source alternatives, and seeking ways to avoid vendor lock-in.

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

While the flexibility and cost savings of Linux and open source have made it attractive to enterprise customers, we believe they continue to look to proprietary software vendors to provide applications, management and security solutions. With our SUSE Linux Enterprise platform, our customers can now easily take a cross-platform approach, deploying the best of proprietary and open source software offerings for management and security functionality. We believe that many businesses find value in Novell providing them with a path to a more open, flexible and reliable

64	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IT environment, without requiring them to dismantle or disrupt any software or systems they presently have running. For example, we offer solutions today that allow customers to collaborate seamlessly across their Windows and Linux environments. We also provide solutions that enable IT managers to control Linux, NetWare and Windows systems simultaneously, consistently and easily.

Workspace solutions.  Our workspace solutions category is comprised of proprietary software products that provide customers with powerful solutions that are designed to operate within existing heterogeneous computing environments as well as to provide tools and strategies to allow easy migration between platforms to better fit customers’ technology plans. Our primary server products within this category are Open Enterprise Sever (OES) and NetWare. OES consists of several enterprise-ready, scalable networking and collaboration services. These include file, print, messaging, scheduling and directory-based management modules that allow customers to manage their global computing environment from a single, central console deployed on either of our major operating systems platforms. Our workspace solutions category also includes our GroupWise and collaboration technologies, Cluster Services, and BorderManager.

Global services and support.  We provide worldwide IT consulting, training and technical support services to address our customers’ needs. Our worldwide IT consulting practice provides the business knowledge and technical expertise our customers need to implement and achieve maximum benefit from our products and solutions. We also offer open source and identity-driven services designed to assist our customers with fast and effective application integration or migration of their existing platforms to Linux.

Through our training services, we offer skills assessments, advanced technical training courses, and customized training directly and through authorized training service partners. We also offer testing and certification programs to systems administrators, engineers, salespeople, and instructors on a wide variety of technologies, including Linux. In support of our strategy to drive increased enterprise adoption of Linux, we offer the Novell Certified Linux Engineer and Novell Certified Linux Professional programs.

We provide our customers with a global support structure covering proprietary and open source technical support. We deliver our technical support services through a variety of channels, including on-site dedicated resources as well as through telephone, web, e-mail, and remote systems management.

We are subject to a number of risks similar to those of other companies of similar size in our industry, including rapid technological changes, competition, limited number of suppliers, customer concentration, integration of acquisitions, government regulations, management of international activities and dependence on key individuals.

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

Novell annual report 2006	65

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency Translation

The functional currency of all of our international subsidiaries, except for our Irish subsidiaries and a German holding company, is the local currency. These subsidiaries generate and expend cash primarily in their respective local currencies. The assets and liabilities of these subsidiaries are translated at current month-end exchange rates. Revenue and expenses are translated monthly at the average monthly exchange rate. Translation adjustments are recorded in accumulated other comprehensive income. With respect to our Irish subsidiaries and German holding company, the functional currency is the U.S. dollar for which translation gains and losses are included in other income and expense. All transaction gains and losses are reported in other income (expense). Foreign exchange resulted in losses of $0.7 million, $3.4 million and $5.0 million during fiscal 2006, 2005 and 2004, respectively.

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

All marketable debt and equity securities that are included in cash and short-term investments are considered available-for-sale and are carried at fair value. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income (see Note Y). Fair values are based on quoted market prices where available. If quoted market prices are not available, we use third-party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in investment income in the consolidated statements of operations.

Concentrations of Credit Risk

Financial instruments that subject us to credit risk primarily consist of cash equivalents, short-term investments, accounts receivable, notes receivable, and amounts due under subleases. Our credit risk is managed by investing cash and cash equivalents primarily in high-quality money market instruments and securities of the U.S. government and its agencies. Accounts receivable include amounts owed by geographically dispersed end users, distributors, resellers, and original equipment manufacturer (“OEM”) customers. No collateral is required. Accounts receivable are not sold or factored. At October 31, 2006, there were no receivables greater than 10% of our total receivables outstanding with any one customer. At October 31, 2005, we had outstanding receivables from one customer, which accounted for 13% of our outstanding receivables. This receivable balance was collected in full in the first quarter of fiscal 2006. We generally have not experienced any material losses related to receivables from individual customers or groups of customers. Due to these factors, no significant additional credit risk, beyond amounts provided for, is believed by management to be inherent in

66	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our accounts receivable. Our subleases are with many different parties and thus no concentration of credit risk exists at October 31, 2006.

During the years ended October 31, 2006, 2005 and 2004, there were no customers who accounted for more than 10% of total net revenue.

Equity Investments

We account for our equity investment where we hold more than 20 percent of the outstanding shares of the investee’s stock or where we have the ability to significantly influence the operations or financial decisions of the investee under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We initially record the investment at cost and adjust the carrying amount each period to recognize our share of the earnings or losses of the investee based on our percentage of ownership. We review our equity investments periodically for indicators of impairment.

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

We review our property, plant and equipment annually for indicators of impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could indicate an impairment include significant underperformance of the asset as compared to historical or projected future operating results, significant changes in the actual or intended use of the asset, or significant negative industry or economic trends. When we determine that the carrying value of an asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future cash flows. For fiscal years 2006, 2005, and 2004, we have not identified or recorded any impairment of our property, plant and equipment.

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

Novell annual report 2006	67

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We review our finite-lived intangibles assets for indicators of impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that the carrying value of an asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future cash flows.

Disclosure of Fair Value of Financial Instruments

Our financial instruments mainly consist of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable, accrued expenses, Series B Preferred Stock, and the Debentures. The carrying amounts of our cash equivalents and short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. We periodically review the realizability of each short-term and long-term investment when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the value of the investments is deemed to exist, the carrying value of the investment is written down to its estimated fair value. We consider an impairment to be other-than-temporary when market evidence or issuer-specific knowledge does not reflect long-term growth to support current carrying values. The carrying amounts for the Series B Preferred Stock and Debentures approximate fair value. As of October 31, 2006 and 2005, we did not hold any publicly-traded long-term equity securities. Our Debentures have interest rates that approximate current market rates; therefore, the carrying value approximates fair value.

Revenue Recognition and Related Reserves.

Our revenue is derived primarily from the sale of software licenses, software maintenance, upgrade protection, subscriptions of SUSE Linux Enterprise Server (“SLES”), technical support, training, and consulting services. Our customers include: distributors, who sell our products to resellers, dealers, and VARs; OEMs, who integrate our products with their products or solutions; VARs, who provide solutions across multiple vertical market segments which usually include services; and end users, who may purchase our products and services directly from Novell or from other partners or resellers. Except for our SUSE Linux product, distributors do not order to stock and only order products when they have an end customer order, which they present to us. With respect to our SUSE Linux product, distributors place orders and the product is then sold through to end customers principally through the retail channel. OEMs report the number of copies duplicated and sold via an activity or royalty report. Software maintenance, upgrade protection, technical support, and subscriptions of SLES typically involve one to three year contract terms. Our standard contracts offer a 90-day right of return.

Revenue is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and Staff Accounting Bulletin No. 104, “Revenue Recognition,” and related interpretations. When an arrangement does not require significant production, modification or customization of software or does not contain services considered to be essential to the functionality of the software, revenue is recognized when the following four criteria are met:

•	Persuasive evidence of an arrangement exists — We require evidence of an agreement with a customer specifying the terms and conditions of the products or services to be delivered typically in the form of a signed contract or statement of work accompanied by a purchase order.

•	Delivery has occurred — For software licenses, delivery takes place when the customer is given access to the software programs via access to a web site or shipped medium. For services, delivery takes place as the services are provided.

68	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The fee is fixed or determinable — Fees are fixed or determinable if they are not subject to a refund or cancellation and do not have payment terms that exceed our standard payment terms. Typical payment terms are net 30 days.

•	Collection is probable — We perform a credit review of all customers with significant transactions to determine whether a customer is creditworthy and collection is probable. Prior Novell established credit history, credit reports, financial statements, and bank references are used to assess creditworthiness.

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

Novell annual report 2006	69

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising costs are expensed as incurred. Advertising expenses totaled $3.6 million, $6.0 million, and $10.6 million, in fiscal years 2006, 2005, and 2004, respectively.

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

70	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. The expected volatility rates are estimated based on historical and implied volatilities of our common stock. The expected term represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. We estimate pre-vesting forfeitures when recognizing compensation expense based on historical rates and forward-looking factors. We update these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.

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

Net Income (Loss) Per Share

Basic and diluted net income per share available to common stockholders is presented in conformity with SFAS No. 128, “Earnings per Share,” and the related interpretation in EITF Issue No. 03-06, “Participating Securities and the Two — Class Method under FASB Statement No. 128.” Basic net income per share available to common stockholders is computed by dividing net income available to common stockholders by the actual weighted-average number of common shares outstanding during the period. Net income available to common stockholders reflects net income (loss) after deducting accumulated preferred stock dividends and earnings allocated to participating preferred stockholders. Diluted net income available to common stockholders is based on the basic calculation but also excludes the minority interest share of net income on a diluted basis and assumes the conversion of the Series B Preferred Stock and Debentures using the “if converted” method, if dilutive, and includes the dilutive effect of potential common shares under the treasury stock

Novell annual report 2006	71

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the year-end, the fair value of the derivatives as of October 31, 2006 and 2005 is insignificant. Gains and losses recognized during the year on these foreign currency contracts are recorded as other income or expense and would generally be offset by corresponding losses or gains on the related hedged items, resulting in negligible net exposure to our financial statements.

Recent Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure relative to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006 (Novell’s fiscal 2008, beginning November 1, 2007). We are currently evaluating the impact of this interpretation on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value and provides enhanced guidance for using fair value to measure assets and liabilities. It also expands the amount of disclosure about the use of fair value to measure assets and liabilities. The standard applies whenever other standards require assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective beginning

72	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12. (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (Novell’s fiscal 2008), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

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

Novell annual report 2006	73

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

74	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

e-Security

On April 19, 2006, we acquired 100% of the outstanding stock of e-Security, Inc., a privately-held company headquartered in Vienna, Virginia. e-Security provides security information, event management and compliance software. e-Security’s products are now part of our identity and access management sub-category. The purchase price was approximately $71.7 million in cash, plus transaction costs of $1.1 million. e-Security’s results of operations were included in our consolidated financial statements beginning on the acquisition date.

The purchase price was allocated as follows:

	Estimated	Estimated
	Fair Value	Useful Life
	(In thousands)

Fair value of net tangible liabilities assumed	$(1,135)	N/A
In-process research and development	2,110	N/A
Identifiable intangible assets:
Developed technology	6,920	3 years
Customer relationships	3,640	3 years
Trademarks/trade names	390	3 years
Goodwill	60,908	Indefinite

Total net assets acquired	$72,833

Novell annual report 2006	75

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In-process research and development valued in the amount of $2.1 million pertains to technology that was not technologically feasible at the date of the acquisition, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, and was not ready for initial customer testing. At the acquisition date, e-Security was working on the next two releases of its product called Sentinel, one of which was released in the third calendar quarter of 2006 and the second is to be released in the first calendar half of 2007. These releases had not yet achieved technological feasibility at the time of acquisition. The in-process research and development was valued based on discounting estimated future cash flows from the related products. Completion of the development of the future upgrades of the Sentinel products is dependent upon our successful integration of the e-Security products with Novell products and services. The in-process research and development does not have any alternative future use and did not otherwise qualify for capitalization. As a result, this amount was expensed upon acquisition.

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

Goodwill from the acquisition resulted from our belief that the Sentinel products developed by e-Security are a valuable addition to our identity and access management offerings. We believe they will help us remain competitive in the security and compliance markets and increase our identity and access management revenue. The goodwill from the e-Security acquisition was allocated among our geographic operating segments (see Note AA).

If the e-Security acquisition had occurred on November 1, 2004, the unaudited pro forma results of operations for the fiscal years 2006 and 2005 would have been:

	Fiscal Year Ended
	2006	2005
	(Amounts in thousands)

Net revenue	$971,773	$1,050,387
Net income available to common stockholders — diluted	$13,261	$372,201
Net income per share available to common stockholders — diluted	$0.04	$0.84

Open Invention Network LLC

In November 2005, Open Invention Network LLC (“OIN”) was established by us, IBM, Philips, Red Hat and Sony. OIN is a privately held company that has and intends to continue acquire patents to promote Linux and open source by offering its patents on a royalty-free basis to any company, institution or individual that agrees not to assert its patents against the Linux operating system or certain Linux-related applications. In addition, OIN, in its discretion, will enforce its patents to the extent it believes such action will serve to further protect and promote Linux and open source. Each party contributed capital with a fair value of $20.0 million to OIN. We account for our 20% ownership interest using the equity method of accounting. Our $20.0 million contribution consisted of patents with a fair value of $15.8 million, including $0.3 million of prepaid acquisition costs, and cash of $4.2 million. At the

76	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time of the contribution, the patents had a book value of $14.4 million, including $0.3 million of prepaid acquisition costs. The $1.4 million difference between the fair value and book value of the patents is being amortized to our investment in OIN account and equity income over the remaining estimated useful life of the patents, which is approximately nine years. Our investment in OIN as of October 31, 2006 of $18.9 million is classified as other assets in the consolidated balance sheets. In November 2006, our ownership interest in OIN decreased to approximately 17% due to the addition of NEC, a new investor in the company.

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

Novell annual report 2006	77

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

Goodwill from the acquisition resulted from our belief that the asset management products developed by Tally are a valuable addition to our ZENworks product line and will help us remain competitive in the hardware and software management products market. The goodwill from the Tally acquisition was allocated among our geographic operating segments (see Note AA).

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

78	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net tangible liabilities of Immunix consisted mainly of accounts payable and other liabilities reduced by cash and cash equivalents, accounts receivable, and fixed assets.

In-process research and development in the amount of $0.5 million pertains to technology that was not technologically feasible at the date of the acquisition, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, and was not ready for initial customer testing. At the acquisition date, Immunix was working on the next release of its product called AppArmortm, which was released in September 2005. This future release had not yet achieved technological feasibility. The in-process research and development was valued based on discounting estimated future cash flows from the related products. Completion of the development of the future upgrades of these products is dependent upon our delivery of our Linux applications products and our successful integration of the Immunix products. The in-process research and development does not have any alternative future use and did not otherwise qualify for capitalization. As a result, the entire amount was expensed upon acquisition.

Developed technology relates to Immunix products that are commercially available and can be combined with Novell products and services. Discounted expected future cash flows attributable to the products were used to determine the value of developed technology. This resulted in a valuation of approximately $2.4 million related to developed technology which had reached technological feasibility.

Goodwill from the acquisition resulted from our belief that the Linux platform security products developed by Immunix are a valuable addition to our Linux offerings and will help us remain competitive in the Linux market and increase our Linux revenue. The goodwill from the Immunix acquisition was allocated among our geographic operating segments (see Note AA).

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

Salmon Ltd.

On July 19, 2004, we purchased all of the outstanding stock of Salmon Ltd., a privately-held information technology services and consulting firm headquartered in Watford, England, for approximately $8.2 million in cash, plus merger and transaction costs of $0.6 million. In addition, we recorded a deferred income tax liability of $1.2 million resulting from the book and tax basis differences due to the non-deductibility of identified intangible assets recorded in connection with this acquisition.

The acquisition of Salmon enables us to expand our range of IT consulting services in the United Kingdom. Salmon’s results of operations have been included in the consolidated financial statements beginning on the acquisition date.

Novell annual report 2006	79

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

The purchase agreement provides for contingent payments of up to an additional $10.6 million based upon the future revenue and profitability of both Salmon and Novell in the United Kingdom over a period of two years. Approximately $3.2 million of contingent payments were earned and recorded to goodwill in fiscal 2005 and approximately $5.7 million in fiscal 2006.

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

If the Salmon acquisition had occurred on November 1, 2003, the unaudited pro forma results of operations for fiscal 2004 would have been:

Fiscal Year Ended
Oct. 31, 2004
(In thousands, except
per-share amounts)

Net revenue	$1,181,514
Net income attributable to common stockholders	$29,184
Net income per share attributable to common stockholders — basic	$0.08
Net income per share attributable to common stockholders — diluted	$0.07

SUSE LINUX AG

On January 12, 2004, we purchased substantially all of the outstanding stock of SUSE LINUX AG (“SUSE”), a privately-held company and a leading provider of Linux-based products, for approximately $210.0 million in cash,

80	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Novell annual report 2006	81

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

If the SUSE acquisition had occurred on November 1, 2003, the unaudited pro forma results of operations for fiscal 2004 would have been:

Fiscal Year Ended
Oct. 31, 2004
(In thousands, except per
share amounts)

Net revenue	$1,173,890
Net income attributable to common stockholders	$30,135
Net income per share attributable to common stockholders — basic and diluted	$0.08

E.	Divestitures

Celerant

On May 24, 2006, we sold our shares in Celerant consulting to a group comprised of Celerant management and Caledonia Investments plc for $77.0 million in cash. Celerant consulting was acquired by Novell in 2001 as part of the Cambridge Technology Partners acquisition. There are no ongoing shareholder or operational relationships between us and Celerant consulting. The sale of Celerant consulting does not impact our IT consulting business.

Celerant consulting is accounted for as a discontinued operation, and accordingly, its results of operations and the gain on the sale of Celerant consulting are reported separately in a single line item in our consolidated statement of operations. The results of discontinued operations for fiscal 2006, 2005, and 2004 are as follows:

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2006	2005	2004
	(In thousands)

Celerant net revenue	$83,341	$158,472	$162,063
Celerant income before taxes	$1,783	$8,191	$17,043
Gain on sale of Celerant	11,117	—	—
Income tax expense	972	2,760	6,451

Income from discontinued operations	$11,928	$5,431	$10,592

82	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gain on the sale of Celerant was calculated as follows:

(In thousands)

Sales price	$77,014
Costs to sell	(3,248)

73,766

Net book value of Celerant:
Cash	37,344
Accounts receivable, net	35,185
Other current assets	2,418
Goodwill	24,452
Other long-term assets	1,978
Current liabilities	(26,878)
Minority interest	(2,993)
Foreign exchange and other	(8,857)

62,649

Gain on sale of Celerant before income taxes	$11,117

Japan Consulting Group

On August 10, 2006, we sold our Japan consulting group (“JCG”) to Nihon Unisys, LTD (“Unisys”) for $4.0 million. $2.8 million of the selling price was paid at closing and $1.2 million is contingent upon certain key employees remaining employed by Unisys for the 12 month period after closing. Unisys will pay $200,000 for each key employee that is still employed by Unisys at the end of the retention period up to $1.2 million. We recorded a loss in our Asia Pacific segment of $8.3 million related to the excess carrying amount of the JCG over its fair value. The loss on the sale of the JCG was calculated as follows:

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

Novell annual report 2006	83

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

F.	Cash and Short-Term Investments

The following is a summary of our short-term available-for-sale investments at fiscal year ended October 31, 2006 and 2005:

				Fair
				Market
	Cost at	Gross	Gross	Value at
	October 31,	Unrealized	Unrealized	October 31,
	2006	Gains	Losses	2006
	(In thousands)

Short-term investments:
Auction market securities	$86,577	$26	$—	$86,603
U.S. government and agency securities	335,761	424	(2,709)	333,476
Corporate notes and bonds	262,706	176	(1,533)	261,349
Asset and mortgage-backed securities	102,718	113	(575)	102,256
Equity securities	6,305	511	—	6,816

Total short-term investments	$794,067	$1,250	$(4,817)	$790,500

				Fair
				Market
	Cost at	Gross	Gross	Value at
	October 31,	Unrealized	Unrealized	October 31,
	2005	Gains	Losses	2005
		(In thousands)

Short-term investments:
Auction market securities	$117,702	$—	$—	$117,702
U.S. government and agency securities	405,934	1	(4,604)	401,331
Corporate notes and bonds	237,872	15	(2,631)	235,256
Asset and mortgage-backed securities	84,398	3	(829)	83,572
Equity securities	5,380	425	—	5,805

Total short-term investments	$851,286	$444	$(8,064)	$843,666

At October 31, 2006, approximately $6.8 million of our equity securities are designated for deferred compensation payments, which are paid out as requested by the participants of the plan.

At October 31, 2006, contractual maturities of our short-term investments were:

	Cost	Fair Market Value
	(In thousands)

Less than one year	$199,846	$198,310
Due in one to two years	230,696	228,279
Due in two to three years	103,315	103,114
Due in more than three years	168,832	168,908
No contractual maturity	91,378	91,889

Total short-term investments	$794,067	$790,500

We had net unrealized losses related to short term investments of $3.6 million and $7.6 million at October 31, 2006 and 2005, respectively. We realized gains on the sales of securities of $0.7 million, $0.8 million, and $2.0 million, in fiscal years 2006, 2005, and 2004, respectively, while realizing losses on sales of securities of

84	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.1 million, $1.6 million, and $0.6 million, during those same periods, respectively. At October 31, 2006, $324.6 million of the investments with gross unrealized losses of $3.7 million (out of the total gross unrealized losses of $4.8 million) had been in a continuous unrealized loss position for more than 12 months and $187.9 million of the investments with gross unrealized losses of $1.1 million had been in a continuous unrealized loss position for less than 12 months. The unrealized losses on our investments were caused primarily by interest rate increases and not the credit quality of the issuers. The unrealized losses generally represent only 1% of the cost basis of the related investments and are not considered to be severe. We have the ability and intent to hold these investments until a recovery of fair value, which may be at maturity. We therefore do not consider these investments to be other-than-temporarily impaired at October 31, 2006.

G.	Notes Receivable

In October 2004, we completed the sale of three buildings we owned in Orem, Utah for $12.8 million, including a $10 million note receivable. The note is collateralized by the buildings and land as well as a personal guarantee and letters of credit. As of October 31, 2006, the note receivable had been paid off in full.

H.	Long-Term Investments

The primary components of long-term investments were investments made through the Novell Venture account or directly by us for strategic direct investments in private long-term equity securities, generally investments in venture capital funds that are managed largely by external venture capitalists. Long-term investments are accounted for initially at cost and written down to fair market value when indicators of impairment are deemed to be other than temporary.

During the fourth quarter of fiscal 2006, we sold all of our rights, titles, interests and obligations for 22 of our 23 Venture Capital Funds, which were classified in long-term investments in the consolidated balance sheet for total proceeds of $71.3 million. As of October 31, 2006, the sale of all but one-half of one fund had closed. We recorded a gain of $17.9 million in fiscal 2006 related to the sale of the funds that closed during the fourth quarter of fiscal 2006. The remaining one-half of the fund that closed subsequent to fiscal 2006 resulted in an additional gain of $3.6 million on proceeds of $5.0 million, which will be reported as part of Novell’s fiscal 2007 first quarter results. In addition, during fiscal 2006, we recognized a gain on the sale of other long-term investments of $2.2 million. During fiscal 2005 and 2004, we recognized a gain of $2.1 million and $3.3 million, respectively, on the sale of long-term investments.

We routinely review our investments in private securities and venture funds for impairment. To assess impairment, we analyze historical and forecasted financial performance of the investees, the volatility inherent in the external market for these investments, and our estimate of the potential for investment recovery based on all these factors. During fiscal years 2006, 2005, and 2004, we recognized impairment losses on long-term investments totaling $1.5 million, $3.4 million, and $5.4 million, respectively.

Novell annual report 2006	85

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	October 31,	October 31,
	2006	2005
	(In thousands)

Buildings and land	$193,648	$191,956
Furniture and equipment	214,167	219,097
Leasehold improvements and other	48,360	58,265
Corporate aviation assets held for sale	—	18,849

Property, plant and equipment, at cost	456,175	488,167
Accumulated depreciation	(272,091)	(275,790)

Property, plant and equipment, net	$184,084	$212,377

During fiscal 2006, we sold corporate aviation assets and certain corporate real estate assets with a net book value of $19.0 million for $25.0 million, net of commissions, resulting in a gain of $6.0 million.

Depreciation and amortization expense related to property, plant and equipment totaled $31.2 million, $35.3 million, and $40.0 million, in fiscal years 2006, 2005, and 2004, respectively.

During fiscal 2005, we sold our facility in Lindon, Utah, which had a net book value of $8.8 million, for $10.4 million. In October 2004, we completed the sale of three buildings we owned in Orem, Utah for $12.8 million, including $10.0 million we financed though a secured note receivable. This transaction resulted in a loss of approximately $0.3 million.

J.	Goodwill and Intangible Assets

Goodwill

The following is a summary of goodwill ultimately resulting from the indicated acquisitions:

	October 31,	October 31,
	2006	2005
	(In thousands)

SUSE	$172,086	$176,963
SilverStream	108,253	112,622
e-Security	59,699	—
Ximian	32,605	33,852
Tally	14,909	16,308
Immunix	14,227	14,676
Salmon	11,906	6,146
Onward Novell	2,010	—
Cambridge Technology Partners	—	25,903
Other technology companies	9,006	9,039

Total goodwill	$424,701	$395,509

Goodwill is allocated to our reporting segments. In fiscal 2006, we changed our reporting segments to Americas, EMEA, Asia Pacific, and Celerant consulting (see Note AA). Previously, Latin America was separate from North America, and Japan was separate from Asia Pacific. Goodwill from our acquisition of Cambridge

86	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Technology Partners related to our Celerant consulting subsidiary, which we sold during the third quarter of fiscal 2006 (see Note E).

Goodwill by reporting segment is as follows:

			Asia	Celerant
	Americas	EMEA	Pacific	Consulting	Total
	(In thousands)

Balance as of October 31, 2005	$191,498	$150,487	$27,621	$25,903	$395,509
Onward Novell minority interest acquisition	—	—	2,010	—	2,010
e-Security acquisition	38,986	16,450	5,472	—	60,908
Celerant consulting divestiture	—	—	—	(24,452)	(24,452)
Loss on Japan consulting group held for sale	—	—	(7,106)	—	(7,106)
Adjustments	(3,345)	2,987	(359)	(1,451)	(2,168)

Balance as of October 31, 2006	$227,139	$169,924	$27,638	$—	$424,701

The adjustment of $7.1 million related to loss on sale of the JCG included its proportional share of goodwill from our SUSE acquisition of $4.9 million, our e-Security acquisition of $1.2 million and $1.0 million related to various other acquisitions. Adjustments to goodwill during fiscal 2006 decreased goodwill by $2.2 million and were comprised of $6.6 million of tax-related adjustments, and a $1.5 million reduction related to facility merger liability releases where the costs to exit certain facilities were less than originally estimated at the time of merger, offset somewhat by a $5.7 million increase to Salmon goodwill primarily for purchase price adjustments for a second and final contingent earn-out payment that was earned during the third quarter of fiscal 2006 and $0.3 million increase for foreign currency adjustments. The $6.6 million tax adjustments were attributable to SilverStream, Celerant consulting (acquired through the acquisition of Cambridge Technology Partners), Ximian, Tally, and Immunix, and related to the reversal of deferred tax asset valuation allowances attributable to acquired net operating loss carryforwards that were utilized by income generated in the first nine months of fiscal 2006. Goodwill was reduced for this adjustment because a portion of it related to the valuation allowances on acquired net operating losses that were established during the allocation of the purchase price for each of these acquisitions.

On August 1, 2006, 2005 and 2004, we performed our annual goodwill impairment test under SFAS No. 142. To estimate the fair value of our reporting units, management made estimates and judgments about future cash flows based on assumptions that are consistent with both short-term and long-range plans used to manage the business. We also considered factors such as our market capitalization in assessing the fair value of the reporting units. Based on the results of our analyses, we determined that no goodwill impairment existed in any of our reporting units for any year. This process requires subjective judgment at many points throughout the analysis. Changes in reporting units, and changes to the estimates used in the analyses, including estimated future cash flows, could cause one or more of the reporting units or indefinite-lived intangibles to be valued differently in future periods. It is at least reasonably possible that future analysis could result in a non-cash goodwill impairment charge and the amount could be material. Beginning in the first quarter of fiscal 2007, we will begin operating and reporting our financial results in four new business unit segments based on information solution categories. We do not anticipate that implementation of the change in segments will result in an impairment of our goodwill, however, future performance of the new segments could result in a non-cash impairment charge.

Novell annual report 2006	87

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization:

	October 31, 2006			October 31, 2005
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value	Asset Lives
	(In thousands)

Developed technology	$30,929	$(21,128)	$9,801	$22,850	$(16,718)	$6,132	3-4 years
Trademarks and trade names	24,731	(131)	24,600	25,571	(20)	25,551	Indefinite
Patents	—	—	—	15,500	(1,392)	14,108	10 years
Customer/contractual relationships	23,002	(17,381)	5,621	19,362	(10,454)	8,908	3 years
Internal use software	5,193	(4,921)	272	5,193	(3,700)	1,493	3 years
Non-compete agreement	422	(312)	110	422	(193)	229	3 years

Total intangible assets	$84,277	$(43,873)	$40,404	$88,898	$(32,477)	$56,421

During fiscal 2006, we purchased developed technology for $1.2 million, which was integrated into our Workspace Solutions products, and we recorded $0.4 million for trademarks, $3.6 million for customer relationships, and $6.9 million for developed technology related to the acquisition of e-Security. During fiscal 2006, we also contributed our patent portfolio towards our 20% ownership interest in OIN. At the time of the contribution, these patents, which we acquired for $15.5 million, had a net book value of $14.1 million.

Developed technology at October 31, 2006 related primarily to the Identity and Access Management product line as a result of our acquisition of e-Security, the ZENworks product offerings from the acquisition of Tally and Linux products from the acquisitions of Immunix. Trademarks and trade names at October 31, 2006 related primarily to the SUSE and e-Security individual product names, which we continue to use. Customer/contractual relationships at October 31, 2006 related primarily to the customers we acquired as a part of our acquisitions of e-Security, Tally, and Salmon. Internal use software at October 31, 2006 related to certain build tools we acquired through our acquisition of SUSE and e-Security. Non-compete agreement related to certain agreements that were assumed through our acquisition of Salmon.

We analyze our intangible assets periodically for indicators of impairment. During fiscal 2006, we determined that $1.2 million of our trademarks and trade names were impaired as they were no longer being utilized and no longer had any value. These trademarks and trade names were written off and the related charge recorded as a component of operating expense in the consolidated statement of operations. Of the $1.2 million impairment amount, $0.6 million related to the Americas, $0.5 million related to EMEA, and $0.1 million related to Asia Pacific.

During fiscal 2005, we also determined that $0.7 million of our trademarks and trade names were impaired as they were no longer being utilized and no longer had any value. These trademarks and trade names were written off and the related charge recorded as a component of operating expense in the consolidated statement of operations. Of the $0.7 million impairment amount, $0.3 million related to the Americas, $0.3 million related to EMEA, with the remaining $0.1 million relating to Asia Pacific. During fiscal 2005, we also determined that internal use software intangible assets with a net book value of $0.8 million were fully impaired. The fair value was determined based on the fact that this software, as well as a similar product from a competitor, is now both available for free to the general public and the related technology is not proprietary to either us or the competitor. This internal use software intangible asset was written off and the related charge recorded as a component of product development in the operating expenses section of the consolidated statement of operations. Of the $0.8 million impairment amount, $0.4 million related to the Americas, $0.3 million related to EMEA, with the remaining $0.1 million relating to Asia

88	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pacific. In addition, during fiscal 2005, we determined that $0.4 million of our intangible assets, primarily internal use software, were no longer being utilized. Therefore, the intangible assets were written off in fiscal 2005. No indicators of impairment to our intangible assets were noted during fiscal 2004.

Amortization expense on intangible assets was $12.8 million, $14.0 million, and $9.5 million in fiscal 2006, 2005, and 2004, respectively. Amortization of intangible assets is estimated to be approximately $8.4 million in fiscal 2007, $5.6 million in fiscal 2008, $2.2 million in fiscal 2009, and zero in fiscal 2010.

K.	Income Taxes

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

The components of income tax expense attributable to continuing operations consist of the following:

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2006	2005	2004
	(In thousands)

Income tax expense
Current:
Federal	$14,846	$52,439	$(5,819)
State	1,612	3,200	500
Foreign	11,470	30,764	17,375

Total current income tax expense	27,928	86,403	12,056

Deferred:
Federal	133	475	—
State	—	—	—
Foreign	(4,830)	(218)	(721)

Total deferred income tax expense (benefit)	(4,697)	257	(721)

Total income tax expense from continuing operations	$23,231	$86,660	$11,335

Novell annual report 2006	89

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Differences between the U.S. statutory and effective tax rates are as follows:

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2006	2005	2004

U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	0.8	3.8	—
Research and development tax credits	(4.3)	(1.0)	(4.9)
Foreign income taxed at different rates than U.S. statutory rate	(10.9)	6.6	—
Valuation allowances	51.7	(26.1)	(4.5)
Stock-based compensation	10.4	—	—
Adjustments to prior year tax provisions	(5.7)	—	—
Loss on sale of foreign subsidiaries	8.1	—	—
Non-recurring tax benefit	(13.6)	—	(10.2)
Other, net	3.8	0.6	4.2

Effective tax rate on continuing operations	75.3%	18.9%	19.6%

Domestic and foreign components of income from continuing operations and before taxes are as follows:

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2006	2005	2004
	(In thousands)

Domestic	$6,098	$450,491	$31,939
Foreign	24,758	7,460	25,992

Total income from continuing operations, before taxes	$30,856	$457,951	$57,931

Cash paid for income taxes	$17,374	$20,872	$17,806

90	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax assets at October 31, 2006 and 2005 are as follows:

	October 31,	October 31,
	2006	2005
	(Amounts in thousands)

Deferred income taxes:
Deferred tax assets:
Accruals	$26,631	$23,593
Capital loss carryforward	54,526	53,192
Credit carryforwards	149,718	155,195
Net operating loss carryforwards	162,047	114,308
Investment impairments	23,035	32,096
Receivable valuation accounts	1,478	3,249
Stock-based compensation expense	9,872
Other items	9,015	12,896

Gross deferred tax assets	436,322	394,529
Valuation allowance	(391,998)	(317,367)

Total deferred tax assets	44,324	77,162

Deferred tax liabilities:
Depreciation	(4,037)	(11,664)
Foreign earnings	(36,125)	(63,952)
Intangibles from acquisitions	(3,578)	(4,699)

Total deferred tax liabilities	(43,740)	(80,315)

Net deferred tax assets (liabilities)	$584	$(3,153)

In accordance with applicable accounting standards, we regularly assess our ability to realize our deferred tax assets. Assessments of the realization of deferred tax assets require that management consider all available evidence, both positive and negative, and make significant judgments about many factors, including the amount and likelihood of future taxable income. Based on all the available evidence, we continue to believe that it is more likely than not that our remaining U.S. net deferred tax assets, and certain foreign deferred tax assets, are not currently realizable. As a result, we continue to provide a full valuation reserve on our U.S. net deferred tax assets and certain foreign deferred tax assets. The valuation allowance on deferred tax assets increased by $74.6 million in fiscal 2006 primarily due to stock based compensation, new acquisitions and changes in our deferred tax liabilities.

Due to the utilization of a significant amount of our net operating loss carryforwards during fiscal 2005, substantially all of the tax benefit received from the use of our remaining net operating loss carryforwards offset U.S. taxable income in 2006 was credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation is also credited to additional paid-in capital. In connection with our adoption of SFAS No. 123(R), we elected to follow the tax ordering laws to determine the sequence in which deductions and net operating loss carryforwards are utilized. Accordingly, during fiscal 2006, a tax benefit relating to stock options of $15.3 million was credited to additional paid-in capital and a benefit of $6.6 million was credited to goodwill.

As of October 31, 2006, we had unrestricted U.S. net operating loss carryforwards for federal tax purposes of approximately $72.0 million. Substantially all of the benefit of the use of these loss carryforwards will be recorded as a credit to additional paid-in capital. If not utilized, these carryforwards will expire in fiscal years 2023 through 2025. Additionally, we had $222.0 million in net operating loss carryforwards from acquired companies that will

Novell annual report 2006	91

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expire in years 2019 through 2025. These loss carryforwards from acquired companies can be utilized to offset future taxable income, but are subject to certain annual limitations. The benefit of the use of these loss carryforwards will be recorded to first reduce goodwill relating to the acquisition, second to reduce other non-current intangible assets relating to the acquisition, and third to reduce income tax expense. Our alternative minimum tax net operating losses approximate our regular tax net operating losses disclosed above. In addition, we have approximately $160.7 million of foreign loss carryforwards, of which $5.4 million, $2.2 million, $2.5 million, and $10.9 million are subject to expiration in years 2007, 2008, 2009, and 2014, respectively. The remaining losses do not expire. We have $141.4 million in capital loss carryforwards, which, if not utilized, will expire in fiscal years 2007 through 2011. We have foreign tax credit carryforwards of $40.8 million that expire between 2009 and 2016, general business credit carryforwards of $90.1 million that expire between 2010 and 2026, and alternative minimum tax credit carryforwards of $10.1 million that do not expire. We also have various state net operating loss and credit carryforwards that expire in accordance with the respective state statutes.

As of October 31, 2006, deferred tax assets of approximately $47.0 million pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. If realized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders’ equity. Additionally, deferred tax assets of $90.0 million relate to acquired entities. These acquired deferred tax assets are subject to limitation under the change of ownership rules of the Internal Revenue Code and have been fully reserved. Approximately $63.7 million of future tax benefit relating to these deferred tax assets will be recorded to first reduce goodwill relating to the acquisition, second to reduce other non-current intangible assets relating to the acquisition, and third to reduce income tax expense.

We have permanently reinvested the earnings of several of our foreign subsidiaries. Accordingly, we have not provided deferred income taxes on the excess of the book basis over the tax outside basis in the stock of these foreign subsidiaries. The estimated unrecognized deferred income tax liability for this difference is $0.7 million.

During fiscal 2006, we received a one-time tax benefit of $4.2 million from the Internal Revenue Service relating to net operating loss carrybacks made possible under the “Job Creation and Worker Assistance Act of 2002.” We also recorded a $2.6 million tax benefit attributable to the favorable resolution of a tax examination at one of our foreign subsidiaries. In 2004, we determined that the amount of reserves related to tax exposures was less than the amount recorded in the financial statements. As a result, we reduced the tax reserves by $5.9 million. We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated. The amount reflected in the consolidated balance sheet at October 31, 2006 is considered adequate based on our assessment of many factors including results of tax audits, past experience and interpretations of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors.

92	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

L.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

	October 31,	October 31,
	2006	2005
	(In thousands)

Restructuring reserves	$13,821	$45,331
Accrued property and other taxes	14,920	26,940
Other accrued expenses	50,440	26,640
Merger liabilities	14,644	17,851
Accrued marketing expenses	6,348	7,492
Accrued royalties	5,781	5,966
Accrued interest and dividends	883	885

Total other accrued liabilities	$106,837	$131,105

M.	Restructuring Expenses

Fiscal 2006

During fiscal 2006, we recorded net restructuring expenses of $4.4 million, of which $4.2 million related to restructuring activity recognized during fiscal 2006 and $0.2 million of which consisted of net adjustments related to previously recorded merger liabilities and prior restructuring liabilities. The adjustments to the merger liabilities have been recorded in the statement of operations since the changes have occurred outside the relevant purchase price allocation period.

The fiscal 2006 restructuring expenses relate to efforts to restructure our business to improve profitability. These efforts are centered around three main initiatives: (1) improving our sales model and sales staff specialization; (2) integrated product development approach; and (3) improvements in our administrative and support functions. As all three of these initiatives are in the early stages of being implemented, further restructurings are anticipated during fiscal 2007. Specific actions taken during the fiscal 2006 included reducing our workforce by 24 employees, in sales, product development, consulting, general and administrative, marketing and technical support, exiting a facility and liquidating two legal entities. Total restructuring expenses by reporting segment were as follows: EMEA $1.7 million, Asia Pacific $1.4 million, Americas $0.8 million, and corporate unallocated operating costs $0.3 million.

The following table summarizes the activity during fiscal 2006 related to this restructuring:

			Other
	Severance and	Excess	Restructuring-
	Benefits	Facilities	Related Costs	Total
	(In thousands)

Original reserve	$3,420	$606	$163	$4,189
Cash payments	(323)	(591)	(35)	(949)

Balance at October 31, 2006	$3,097	$15	$128	$3,240

As of October 31, 2006, the remaining unpaid balances include accrued liabilities related to severance benefits which will be paid out over the remaining severance obligation period, various fees relating to the exited facility, which will be paid out during fiscal 2007, and various fees related to the liquidation of two legal entities, which will be paid out during fiscal 2007.

Novell annual report 2006	93

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2005

During fiscal 2005, we recorded net restructuring expenses of $57.7 million, of which $53.6 million related to restructuring activity recognized during fiscal 2005 and $5.3 million related to adjustments to previously recorded merger liabilities to adjust lease accruals, less a net release of $1.2 million related to an adjustment of prior period restructuring liabilities. The adjustments to the merger liabilities have been recorded in the statement of operations since the changes have occurred outside the relevant purchase price allocation period. These restructuring expenses related to our continuing efforts to restructure our business to improve profitability and to focus on Linux and identity-driven computing. Specific actions taken included reducing our workforce by 817 employees, primarily in product development, consulting, sales, and general and administrative, though all areas were impacted. Total restructuring expenses for fiscal 2005 by reporting segment were as follows: EMEA $25.7 million, corporate unallocated operating costs $12.6 million, Americas $14.1 million, and Asia Pacific $5.3 million.

The following table summarizes the activity related to this restructuring:

			Other
	Severance and	Excess	Restructuring-
	Benefits	Facilities	Related Costs	Total
	(In thousands)

Original reserve	$45,763	$7,364	$477	$53,604
Cash payments	(17,271)	(913)	(218)	(18,402)

Balance at October 31, 2005	28,492	6,451	259	35,202
Cash payments	(25,438)	(4,022)	(202)	(29,662)
Non-cash adjustments	(1,721)	1,437	—	(284)

Balance at October 31, 2006	$1,333	$3,866	$57	$5,256

The $1.2 million adjustments of prior period restructuring and merger liabilities are reflected in the appropriate restructuring tables below. As of October 31, 2006, the remaining unpaid balances include accrued liabilities related to severance benefits which will be paid out over the remaining severance obligation period, lease costs for redundant facilities which will be paid over the respective remaining contract terms, and various employee-related severance costs which will be primarily paid over the next twelve months.

Fiscal 2004

During fiscal 2004, we recorded net restructuring expenses of $19.1 million. These restructuring expenses were in response to the evolution of our business strategy to develop a competitive position in the Linux market. This strategy includes plans to support the Linux operating system in addition to the NetWare operating system, by offering our products and services that run on Linux, NetWare and other platforms. The acquisitions of Ximian and SUSE were direct results of the evolution in our business strategy. These changes were made to address market penetration for Linux and NetWare and to address NetWare revenue declines. Specific actions taken include reducing our workforce by 136 employees during fiscal 2004, mainly in consulting, sales and product development in EMEA and the Americas. In addition, we consolidated facilities, resulting in the closure of two sales facilities and the disposal of excess equipment and tenant improvements in the United States. Total restructuring expenses for fiscal 2004 by reporting segment were as follows: the Americas $5.7 million, EMEA $9.4 million, Asia Pacific $0.4 million, and non-allocated corporate costs $3.5 million.

94	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to this restructuring:

	Severance and	Excess
	Benefits	Facilities	Total
	(In thousands)

Original reserve	$12,910	$6,152	$19,062
Cash payments	(8,252)	(3,645)	(11,897)

Balance at October 31, 2004	4,658	2,507	7,165
Cash payments	(2,716)	(1,109)	(3,825)
Non-cash adjustments	(699)	59	(640)

Balance at October 31, 2005	1,243	1,457	2,700
Cash payments	(1,012)	(1,067)	(2,079)
Non-cash adjustments	(231)	487	256

Balance at October 31, 2006	$—	$877	$877

As of October 31, 2006, the remaining balance of the fiscal 2004 restructuring expenses included accrued liabilities related to lease costs for redundant facilities, which will be paid over the respective remaining contract terms.

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

Fiscal 2003

During the third quarter of fiscal 2003, we recorded a pre-tax restructuring expense of approximately $27.8 million resulting from the restructuring of our operations in response to changes in general market conditions, changing customer demands, and the evolution of our business strategy relative to the identity-driven computing areas of our business and our revised strategy. This strategy includes plans to support Linux in addition to NetWare, by offering our products and services that run on both NetWare and Linux platforms. These changes in strategy and company structure were made to address the current revenue declines. Specific actions taken included reducing our workforce worldwide by approximately 600 employees (approximately 10%) across all functions and geographies, with a majority coming from product development, sales, and general and administrative functions, primarily in the United States. In addition, we consolidated facilities, and disposed of excess equipment. Total restructuring expenses by reporting segment were as follows: the Americas $19.4 million, EMEA $6.0 million, Asia Pacific $2.4 million.

During the fourth quarter of fiscal 2003, we accrued an additional $10 million related to the completion of restructuring activities that were part of the previous quarter’s plan of restructuring. The additional accrual relates mainly to the severance of approximately 100 employees and the closing of excess facilities. Such activities occurred mostly in the Americas reporting segment.

Novell annual report 2006	95

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to this restructuring:

		Excess
		Facilities,	Other
	Severance and	Property and	Restructuring-
	Benefits	Equipment	Related Costs	Total
	(In thousands)

Original reserve	$20,287	$5,778	$1,729	$27,794
Cash payments	(17,163)	(3,079)	(423)	(20,665)
Non-cash adjustments	3,755	5,735	536	10,026

Balance at October 31, 2003	6,879	8,434	1,842	17,155
Cash payments	(7,462)	(5,911)	—	(13,373)
Non-cash adjustments	876	—	—	876

Balance at October 31, 2004	293	2,523	1,842	4,658
Cash payments	(75)	(1,458)	(6)	(1,539)
Non-cash adjustments	(218)	2,056	(1,826)	12

Balance at October 31, 2005	—	3,121	10	3,131
Cash payments	—	(1,343)	(10)	(1,353)
Non-cash adjustments	—	434	—	434

Balance at October 31, 2006	$—	$2,212	$—	$2,212

As of October 31, 2006, the remaining balance of the fiscal 2003 restructuring expense included accrued liabilities related to redundant facilities and other fixed contracts, which will be paid over the respective remaining contract terms.

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

96	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the second quarter fiscal 2002 restructuring:

		Excess
		Facilities,	Other
	Severance and	Property and	Restructuring-
	Benefits	Equipment	Related Costs	Total
	(In thousands)

Original reserve	$14,748	$5,146	$492	$20,386
Cash payments	(9,172)	(925)	(42)	(10,139)
Non-cash adjustments	(1,318)	—	(150)	(1,468)

Balance at October 31, 2002	4,258	4,221	300	8,779
Cash payments	(3,152)	(4,460)	—	(7,612)
Non-cash adjustments	(100)	4,381	—	4,281

Balance at October 31, 2003	1,006	4,142	300	5,448
Cash payments	(1,006)	(2,216)	(41)	(3,263)
Non-cash adjustments	—	1,597	817	2,414

Balance at October 31, 2004	—	3,523	1,076	4,599
Cash payments	—	(1,261)	(262)	(1,523)
Non-cash adjustments	—	1,398	(777)	621

Balance at October 31, 2005	—	3,660	37	3,697
Cash payments	—	(1,424)	(37)	(1,461)
Non-cash adjustments	—	—	—	—

Balance at October 31, 2006	$—	$2,236	$—	$2,236

As of October 31, 2006, the remaining balance of the second quarter 2002 restructuring expense included redundant facilities, which will be paid over the respective remaining contract terms.

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

Novell annual report 2006	97

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the costs and activities related to the fourth quarter 2001 restructuring:

		Excess
		Facilities,	Other
	Severance and	Property and	Restructuring-
	Benefits	Equipment	Related Costs	Total
	(In thousands)

Original reserve	$32,793	$10,896	$6,973	$50,662
Cash payments	—	—	(11)	(11)
Non-cash adjustments	—	—	(6,051)	(6,051)

Balance at October 31, 2001	32,793	10,896	911	44,600
Cash payments	(27,676)	(8,215)	(287)	(36,178)
Non-cash adjustments	(4,000)	1,970	—	(2,030)

Balance at October 31, 2002	1,117	4,651	624	6,392
Cash payments	(1,013)	(2,181)	(439)	(3,633)
Non-cash adjustments	—	262	—	262

Balance at October 31, 2003	104	2,732	185	3,021
Cash payments	(104)	(862)	—	(966)
Non-cash adjustments	—	(333)	95	(238)

Balance at October 31, 2004	—	1,537	280	1,817
Cash payments	—	(880)	(6)	(886)
Non-cash adjustments	—	(330)	—	(330)

Balance at October 31, 2005	—	327	274	601
Cash payments	—	(327)	(15)	(342)
Non-cash adjustments	—	—	(259)	(259)

Balance at October 31, 2006	$—	$—	$—	$—

The following table summarizes the merger liabilities balance and activity during fiscal 2006:

	Balance at				Balance at
	October 31,	Additions from	Additional	Payments/	October 31,
	2005	Acquisitions	Expense	Adjustments	2006
	(In thousands)

Facilities related	$17,606	$—	$670	$(3,819)	$14,457
Employee related	169	437	—	(521)	85
Other	76	646	56	(676)	102

Total merger liabilities	$17,851	$1,083	$726	$(5,016)	$14,644

N.	Line of Credit

We have a $25.0 million bank line of credit available for letter of credit purposes. At October 31, 2006, there were standby letters of credit of $14.9 million outstanding under this line, all of which are collateralized by cash. The bank line expires on April 1, 2008.

The bank line is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. Under the terms of the credit agreement, we are required to provide a copy of our quarterly reports filed with the SEC not later than 45 days after and as of the end of each quarter. Due to

98	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, at October 31, 2006, we had outstanding letters of credit of an insignificant amount at other banks.

O.	Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which responded to a diversity in practice of how SFAS No. 143, “Accounting for Asset Retirement Obligations,” was being implemented. Specifically, FIN 47 recognized that, when uncertainty about the timing and/or settlement method existed, some entities were recognizing the fair value of asset retirement obligations (“AROs”) prior to retirement of the asset, while others were recognizing the fair value of the obligation only when it was probable that the asset would be retired on a specific date or when the asset was actually retired. FIN 47 clarified that the uncertainty surrounding the timing and method of settlement when settlement is conditional on a future event occurring should be reflected in the measurement of the liability, not in the recognition of the liability. AROs are must be recognized even though uncertainty may exist about the timing or method of settlement and therefore a liability should be recognized when the ARO is incurred. We adopted FIN 47 on May 1, 2006. FIN 47 requires an entity to recognize the cumulative effect of initially applying FIN 47 as a change in accounting principle.

Prior to the issuance of FIN 47, we accounted for AROs when it became probable that the asset would be retired or when the asset was actually retired. Our AROs result from facility operating leases where we are the lessee and the lease agreement contains a reinstatement clause, which generally requires any leasehold improvements we make to the leased property be removed, at our cost, at the end of the lease.

Upon adoption, we recorded an increase to leasehold improvements within our fixed assets of $0.9 million, an increase to accrued liabilities of $1.8 million and an expense recorded as a cumulative effect of implementing this accounting change of $0.9 million. The liability for AROs recorded as of October 31, 2006 approximates the liability that would have been recorded as of October 31, 2005.

P.	Senior Convertible Debentures

On July 2, 2004, we issued and sold $600 million aggregate principal amount of senior convertible debentures (“Debentures”) due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2005. Each $1,000 principal amount of Debentures is convertible, at the option of the holders, into approximately 86.79 shares of our common stock prior to July 15, 2024 if (1) the price of our common stock trades above 130% of the conversion price for a specified duration, (2) the trading price of the Debentures is below a certain threshold, subject to specified exceptions, (3) the Debentures have been called for redemption, or (4) specified corporate transactions have occurred. None of the conversion triggers have been met as of October 31, 2006. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $11.52 per share. Holders of the Debentures may require us to repurchase all or a portion of their Debentures on July 15, 2009, July 15, 2014 and July 15, 2019, or upon the occurrence of certain events including a change in control. We may redeem the Debentures for cash beginning on or after July 20, 2009.

The Debentures were sold to an “accredited investor” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial investor offered and resold the Debentures to “qualified institutional

Novell annual report 2006	99

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

buyers” under Rule 144A of the Securities Act. In connection with the issuance of the Debentures, we agreed to file a shelf registration statement with the SEC for the resale of the Debentures and the common stock issuable upon conversion of the Debentures and use our reasonable best efforts to cause it to become effective, within an agreed-upon period. We also agreed to periodically update the shelf registration and to keep it effective until the earlier of the date the Debentures or the common stock issuable upon conversion of the Debentures is eligible to be sold to the public pursuant to Rule 144(k) of the Securities Act or the date on which there are no outstanding registrable securities. We filed the shelf registration statement and it became effective within the initial required period. As of October 31, 2006, the common stock issuable upon the conversion of the Debentures was eligible for sale to the public under Rule 144(k). Accordingly, we are no longer obligated to maintain the shelf registration statement. We have evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that none of these features should be separately accounted for as derivatives.

In connection with the issuance of the Debentures, we incurred $14.9 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders can require repurchase of the Debentures, which is July 15, 2009. Amortization expense related to the issuance costs was $3.0 million, and interest expense on the Debentures was $3.0 million for the fiscal year ended October 31, 2006 and 2005. We made cash payments for interest of $3.0 million and $3.1 million in fiscal 2006 and 2005, respectively.

Due to the voluntary review of our historical stock-based compensation practices that was announced in August 2006 and not completed until May 2007, we did not file our third quarter fiscal 2006 Form 10-Q in a timely manner. In September 2006, we received a letter from Wells Fargo Bank, N.A., the trustee of our Debentures, which asserted that Novell is in default under the indenture because of the delay in filing its Form 10-Q for the period ended July 31, 2006. The letter stated that the asserted default would not become an “event of default” under the indenture if the company cured the default within 60 days after the date of the notice. We believe that these above-mentioned notices of default were invalid and without merit because the indenture only requires us to provide the trustee copies of SEC reports within 15 days after such filings are actually made. However, in order to avoid the expense and uncertainties of further disputing whether a default under the indenture had occurred, we solicited consents from the holders of the Debentures to proposed amendments to the indenture that would give Novell until Thursday, May 31, 2007 to become current in our SEC reporting obligations and a waiver of rights to pursue remedies available under the indenture with respect to any default caused by our not timely filing SEC reports. On November 9, 2006, we received consents from the holders of the Debentures, and therefore we and the trustee entered into a first supplemental indenture implementing the proposed amendments described in the consent solicitation statements. Under the terms of the consent solicitation and first supplemental indenture, we will pay an additional 7.3% per annum, or $44.0 million, in special interest on the Debentures from November 9, 2006 to, but excluding November 9, 2007. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), since the change in the terms of the Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification, and therefore the additional $44.0 million of special interest payments will be expensed over the period from November 9, 2006 through July 15, 2009. During the period of November 9, 2006 through July 15, 2009, the new effective interest rate on this debt, including the $44.0 million, will be 3.2%. The $44.0 million will be paid as special interest payments over three periods; the first payment of $8.1 million occurred in January 2007. The next payment of $22.0 million will occur in July 2007 and the final payment of $13.9 million will occur in January 2008. In addition, we paid approximately $1.5 million in fees to Citigroup for work performed on the consent process.

100	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Q.	Guarantees

We have provided guarantees to a foreign taxing authority in the amount of $3.3 million related to foreign tax audits. It is expected that the term of the foreign tax audit guarantees will continue until the conclusion of the audits. In addition, we have provided a guarantee to a customer for the performance of one of our foreign subsidiaries on a maintenance contract in the amount of $0.4 million and a guarantee to a vendor of our foreign subsidiaries to guarantee lease payments in the amount of $0.2 million. At October 31, 2006, we had $2.6 million accrued for these guarantees. We have also provided other guarantees of insignificant amounts for various purposes.

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

R.	Commitments and Contingencies

As of October 31, 2006, we have various operating leases related to our facilities. These leases have minimum annual lease commitments of $27.0 million in fiscal 2007, $23.9 million in fiscal 2008, $16.3 million in fiscal 2009, $10.3 million in fiscal 2010, $8.4 million in fiscal 2011, and $33.1 million thereafter. Furthermore, we have $29.3 million of minimum rentals to be received in the future from subleases.

Rent expense, net of sublease rental income, for operating and month-to-month leases was $18.5 million, $23.3 million, and $21.5 million, in fiscal 2006, 2005, and 2004, respectively.

S.	Legal Proceedings

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

Novell annual report 2006	101

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

102	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal 2006, we recorded a $24.0 million adjustment to reflect changes in facts and circumstances surrounding our outstanding contingencies, and a gain of $1.2 million related to a settlement we received from one of our insurance companies for past legal expenses that were covered under our insurance policies.

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

T.	Redeemable Preferred Stock

On March 23, 2004, we entered into a definitive agreement with IBM in connection with IBM’s previously announced $50 million investment in Novell. The primary terms of the investment were negotiated in November 2003 and involved the purchase by IBM of 1,000 shares of our Series B redeemable preferred stock (“Series B Preferred Stock”) that are convertible into 8 million shares of our common stock at a conversion price of $6.25 per common share. The Series B Preferred Stock is entitled to a dividend of 2% per annum, payable quarterly in cash. Dividends on the Series B Preferred Stock during fiscal 2006, 2005, and 2004 amounted to $0.2 million, $0.5 million, and $0.4 million, respectively. Dividend payments made during fiscal 2006, 2005, and 2004 were $0.2 million, $0.6 million, and $0.3 million, respectively.

Because the fair value of our common stock of $9.46 per share on March 23, 2004 was greater than the conversion price of $6.25 per share of Series B Preferred Stock, we recorded a one-time, non-cash deemed dividend

Novell annual report 2006	103

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Subsequent to the end of fiscal 2006, IBM converted the remaining outstanding shares of Series B Preferred Stock into 1.5 million shares of our common stock.

U.	Stockholders’ Equity

Preferred Share Rights Agreement

In December 1988, the Board of Directors adopted a Preferred Share Rights Agreement. This plan was most recently amended in September 1999 and expired on November 21, 2006. The plan provided for a dividend of rights, which could not be exercised until certain events occurred, to purchase shares of our Series A Preferred Stock. Each common stockholder of record had one right for each share of common stock owned. This plan was adopted to ensure that all of our stockholders receive fair value for their common stock in the event a third party proposes to acquire us and to guard against coercive tactics to gain control of us without offering fair value to our stockholders. In connection with the plan, we had 499,000 authorized shares of Series A Preferred Stock with a par value of $0.10 per share, none of which were issued or outstanding at October 31, 2006 or October 31, 2005.

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

Stock Option Plans

We currently have five broad-based stock option plans with options available for grant to employees and consultants, and one stock option plan with options available for grant to members of the Board of Directors. We typically grant nonstatutory options at fair market value on the date of grant. In addition, we also grant restricted stock purchase rights and restricted units. Our current practice is to grant options to mid- and upper-management at time of hire. We also maintain an on-going annual grant program under which certain employees are eligible for consideration for performance and retention grants. These plans are discussed in more detail below.

The 2000 Stock Plan and the 1991 Stock Plan

The 2000 Stock Plan (the “2000 Plan”), with an aggregate of 16 million shares of common stock reserved for issuance, provides for the grant of incentive stock options, nonstatutory stock options, restricted stock purchase rights and common stock equivalents (“CSE’s”) and was approved by stockholders in April 2000. Shares of

104	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock may also be issued under the 2000 Plan to satisfy our obligations under our Stock Based Deferred Compensation Plan. As of October 31, 2006, a total of 6,048,122 shares of common stock remained available for issuance pursuant to the 2000 Plan. The 1991 Stock Plan (the “1991 Plan”), with an aggregate of 80,277,765 shares of common stock reserved for issuance, provides for the grant of nonqualified stock options, restricted stock purchase rights, restricted units, stock appreciation rights and long-term performance awards and was most recently approved by the stockholders in March 1994. As of October 31, 2006, a total of 14,508,574 shares of common stock remained available for issuance pursuant to the 1991 Plan. Under both plans, options are granted at the fair market value of our common stock at the date of grant (defined in the plans as the closing price on the day prior to the grant date), generally vest over 48 months (although options have been granted that vest over 24 or 36 months), are exercisable upon vesting and expire either four, eight or ten years from the date of grant. Under both plans, restricted stock purchase rights have been granted providing for the sale of our common stock to certain employees at a purchase price of $0.10 per share. Shares of restricted common stock are subject to repurchase by us at the original purchase price until such time as they have vested. Grants of restricted stock generally vest over a three- or four-year period. There were 553,054 shares of outstanding restricted common stock that remained unvested and subject to repurchase at October 31, 2006. Under the 1991 Plan, restricted units may be granted to employees. These units vest annually over three years or at the end of three years from their date of grant, have an exercise price of either $0 or $0.10 and are payable in common stock. Under the 2000 Plan, CSE’s may be issued to non-employee members of our Board of Directors, who elect to have all or a portion of their board retainer deferred through the purchase of CSE’s. The purchase price for CSE’s is equal to the fair market value of our common stock on the date of purchase (defined in the plan as the closing price on the day prior to the grant date). Participating board members who defer compensation into the award of CSE’s specify the future date such common stock equivalents will be converted into shares of our common stock.

The 2000 Nonqualified Stock Option Plan

The 2000 Nonqualified Stock Option Plan (the “2000 NQ Plan”), with an aggregate of 28 million shares of common stock reserved for issuance, provides for the grant of nonstatutory stock options. As of October 31, 2006, a total of 12,106,204 shares of common stock remained available for issuance pursuant to the 2000 NQ Plan. Under the 2000 NQ Plan, nonstatutory options are granted at the fair market value of our common stock at the date of grant (defined in the plan as the closing price on the day prior to the grant date), generally vest over 48 months (although options have been granted that vest over 24 months), are exercisable upon vesting and expire either four, eight or ten years from the date of grant.

The Novell/SilverStream 1997 Stock Option Plan

The Novell/SilverStream 1997 Stock Option Plan (the “SilverStream 1997 Plan”), with an aggregate of 12,530,883 shares of common stock reserved for issuance, after taking into account the retirement of 8,090,788 shares in January 2004 in connection with Novell’s 2003 stock option exchange program, provides for the grant of incentive stock options and nonstatutory stock options, was most recently approved by stockholders of SilverStream in May of 2002, and was assumed by us in July 2002 in connection with our acquisition of SilverStream. As of October 31, 2006, a total of 2,234,883 shares of common stock remained available for issuance pursuant to the SilverStream 1997 Plan. Under the SilverStream 1997 Plan, options are granted at the fair market value of our common stock at the date of grant (defined in the plan as the closing price on the day prior to the grant date). Options that had been granted prior to our acquisition of SilverStream were granted at the fair market value of SilverStream’s common stock at the date of grant and were converted to options to acquire our common stock based on the terms of the acquisition. Options generally vest over 48 months (although options had been granted before our acquisition of SilverStream that vest over 42 or 60 months), are exercisable upon vesting, and expire eight or ten years from date of grant.

Novell annual report 2006	105

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Novell/SilverStream 2001 Stock Option Plan

The Novell/SilverStream 2001 Stock Option Plan (the “SilverStream 2001 Plan”), with an aggregate of 2,426,494 shares of common stock reserved for issuance, provides for the grant of nonstatutory stock options. We assumed the SilverStream 2001 Plan in July 2002 in connection with the acquisition of SilverStream. As of October 31, 2006, a total of 722,316 shares of common stock remain available for issuance pursuant to the SilverStream 2001 Plan. Under the SilverStream 2001 Plan, options are granted at the fair market value of our common stock at the date of grant. Options that had been granted prior to our acquisition of SilverStream were granted at the fair market value of SilverStream’s common stock at the date of grant and were converted to options to acquire our common stock based on the terms of the acquisition. Options generally vest over 48 months (although options had been granted before our acquisition of SilverStream that vest over 42 months), are exercisable upon vesting and expire eight or ten years from date of grant.

The Stock Option Plan for Non-Employee Directors

The Stock Option Plan for Non-Employee Directors (the “Director Plan”), with an aggregate of 1,500,000 shares of common stock reserved for issuance, provides for two types of non-discretionary stock option grants to non-employee members of our Board of Directors: an initial grant of 30,000 options at the time a director is first elected or appointed to the Board, with options vesting over four years and exercisable upon vesting; and an annual grant of 15,000 options upon reelection to the Board, with options vesting over two years and exercisable upon vesting. Under the Director Plan, options are granted at the fair market value of our common stock at the date of grant (defined in the plans as the closing price on the day prior to the grant date). The Director Plan was approved by the stockholders in April 1996. As of October 31, 2006, a total of 349,500 shares of common stock remained available for issuance pursuant to the Director Plan. Options expire ten years from the date of grant.

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

A summary of the status of our stock award plans as of October 31, 2006, 2005 and 2004 is presented below.

106	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2006		Fiscal 2005		Fiscal 2004
		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
	(Number of options in thousands)

Outstanding at beginning of year	49,530	$6.72	46,126	$6.76	41,875	$5.21
Granted:
Price at fair value	3,232	8.29	13,053	5.98	17,893	9.58
Price at greater than fair value	—	—	—	—	—	—
Price at less than fair value	5,706	0.10	520	0.10	486	0.10
Exercised	(9,406)	4.28	(4,431)	3.31	(10,530)	4.41
Cancelled:
Forfeited	(4,081)	7.10	(5,625)	7.37	(3,593)	8.59
Expired	(2,324)	9.79	(113)	6.92	(5)	5.62

Outstanding at end of year	42,657	$6.28	49,530	$6.72	46,126	$6.76

Exercisable at end of year	29,181	$7.17	28,560	$6.51	23,247	$5.73

The following table summarizes information about stock options outstanding at October 31, 2006:

		Options Outstanding
		Weighted-		Options Exercisable
	Number of	Average	Weighted-	Number of	Weighted-
	Options	Remaining	Average	Options	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(Number of options in thousands)

$ 0.00 – $ 3.92	9,458	2.9	$1.46	4,124	$3.16
$ 3.93 – $ 4.68	3,923	4.4	4.57	3,923	4.57
$ 4.70 – $ 5.02	1,619	3.2	5.01	1,619	5.01
$ 5.21 – $ 5.55	5,719	6.1	5.54	2,274	5.54
$ 5.62 – $ 6.80	3,841	3.6	6.39	2,892	6.45
$ 6.91 – $ 8.75	4,113	5.2	7.97	1,611	7.98
$ 8.91 – $ 9.14	6,411	1.1	9.14	6,407	9.14
$ 9.19 – $10.50	3,778	2.9	9.47	3,366	9.48
$10.63 – $38.88	3,795	4.3	$11.76	2,965	$12.00
$ 0.00 – $38.88	42,657	3.6	$6.28	29,181	$7.17

	Fiscal 2006	Fiscal 2005
	(Number of shares and options in thousands)

Options available for future grants	35,970	38,241
Shares of common stock outstanding at year end	343,363	385,821
Options granted during the year as a percentage of outstanding common stock	3%	4%

Novell annual report 2006	107

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

In May 2003, the stockholders approved a 10.0 million share increase to the Company’s 1989 Employee Stock Purchase Plan (the “Purchase Plan”). As amended, we are now authorized to issue up to 34.0 million shares of our common stock to our employees who work at least 20 hours a week and more than five months a year. In May 2003, the Purchase Plan was further amended to limit the number of shares that can be purchased by employees during any fiscal year to 3.0 million shares. Under the terms of the Purchase Plan, there are two six-month offer periods per year, and employees can choose to have up to 10% of their salary withheld to purchase our common stock. The employee stock purchase plan was suspended in April 2005 and then amended in September 2005 to provide that the purchase price of the common stock is 95% of the fair market value of Novell’s common stock on the purchase date. The amended plan began in January 2006.

Under the Purchase Plan, we issued 0.1 million shares to employees in fiscal 2006, 1.2 million shares to employees in fiscal 2005 and 2.2 million shares to employees in fiscal 2004. This plan has approximately 4.9 million shares available for future issuance.

Shares Reserved for Future Issuance

As of October 31, 2006, there were 78,626,888 shares of common stock reserved for stock option exercises, 4,893,273 shares of common stock reserved for issuances under the stock purchase plan, 1,496,000 shares reserved for the conversion of Series B Preferred Stock, and 52,074,300 shares reserved for the conversion of the Debentures.

V.	Stock-Based Compensation

As discussed in Note B, we adopted SFAS No. 123(R) on November 1, 2005. Prior to fiscal 2006, we accounted for stock-based compensation under APB 25. The adoption of SFAS No. 123(R) had a significant impact on our results of operations. Our consolidated statement of operations for fiscal 2006, 2005, and 2004 includes the following amounts of stock-based compensation expense in the respective captions:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2006	2005	2004
	(In thousands)

Cost of revenue	$4,096	$6	$—
Sales and marketing	11,533	998	1,957
Product development	8,226	1,172	1,746
General and administrative	11,147	(428)	1,237

Operating income	35,002	1,748	4,940
Discontinued operations	263	—	—

Tax benefit	—	—	—

Effect on net income	$35,265	$1,748	$4,940

Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.6 years was $69.4 million at October 31, 2006.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This requirement reduced our net operating cash flows and increased our net financing cash flows by $15.3 million during fiscal 2006. Our deferred compensation cost at October 31, 2005 of $3.4 million, which was accounted for under APB 25, was reclassified into additional paid-in capital as required under SFAS No. 123(R).

108	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cumulative effect related to outstanding restricted stock awards as of October 31, 2005, which are not expected to vest based on an estimate of forfeitures, was not material.

As a result of adopting SFAS No. 123R on November 1, 2005, our income from continuing operations before income taxes and net income for the fiscal year ended October 31, 2006 are lower by $25.4 million and our basic and diluted earnings per share from continuing operations are lower by $0.07 than if we had continued to account for the share-based compensation under APB No. 25.

Stock Plans

All stock-based compensation awards are issued under one of the six stock award plans discussed in Note U. When granting stock options, we grant nonstatutory options at fair market value on the date of grant (defined in the plans as the closing price on the day prior to the grant date). We also grant restricted stock and restricted stock units.

Time-Based Stock Awards

Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the fiscal 2006 are shown below:

Fiscal Year Ended
October 31, 2006

Expected volatility	50%
Expected dividends	0%
Expected term	4 years
Risk-free interest rate	4.3 – 5.1%

The expected volatility rate was estimated based on equal weighting of the historical volatility of Novell common stock over a four year period and the implied volatilities of Novell common stock. The expected term was estimated based on our historical experience of exercise, cancellation, and expiration patterns. The risk-free interest rates are based on four year U.S. Treasury STRIPS.

The pre-vesting forfeiture rate used for the fiscal year ended October 31, 2006 was 10%, which was based on historical rates and forward-looking factors. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience.

Novell annual report 2006	109

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the time-based stock awards, which includes stock options and restricted stock units, as of October 31, 2006, and changes during the fiscal year then ended, is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(Years)	(000s)

Stock Awards
Outstanding at November 1, 2005	47,042	$6.68
Granted:
Price equal to fair market value	2,195	$8.16
Price less than fair market value	5,222	$0.00
Exercised	(8,856)	$4.54
Forfeited or expired	(5,235)	$4.02

Outstanding at October 31, 2006	40,368	$6.22	3.6	$53,324

Exercisable at October 31, 2006	27,768	$7.20	3.3	$20,375

The weighted-average grant-date fair value of time-based stock awards granted during fiscal 2006 was $5.97. The total intrinsic value of stock options exercised during fiscal 2006 was $40.2 million. As of October 31, 2006, there was $59.3 million of unrecognized compensation cost related to time-based stock awards. That cost is expected to be recognized over a weighted-average period of 2.5 years.

A summary of time-based unvested restricted stock as of October 31, 2006, and changes during the year then ended, is as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(In thousands)

Unvested Restricted Stock
Unvested at November 1, 2005	984	$4.85
Granted	275	8.33
Vested	(791)	4.35
Forfeited	(144)	7.83

Unvested at October 31, 2006	324	$7.71

As of October 31, 2006, there was $2.0 million of unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of time-based restricted stock that vested during fiscal 2006 was $5.3 million.

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

110	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have issued market-condition equity awards to certain senior executives the vesting of which is accelerated or contingent upon the price of Novell common stock meeting certain pre-established stock price targets. Certain of these awards will vest on the sixth anniversary of the grant date if the market-condition was not previously achieved. The market-condition options are generally granted at an exercise price equal to the fair market value of Novell common stock on the date of the grant and have a contractual life of eight years. No market-condition awards were granted during the twelve months ended October 31, 2006.

The fair value of each performance-based and market-condition option was estimated on the grant date using the Black-Scholes option valuation model without consideration of the performance measures or market conditions. The inputs for expected volatility, expected term, expected dividends, and risk-free interest rate used in estimating the fair value of performance-based awards in fiscal 2006, are the same as those noted above under time-based stock awards.

A summary of the performance-based and market-condition awards as of October 31, 2006, and changes during the fiscal year then ended, is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(Years)	(In thousands)

Stock Awards
Outstanding at November 1, 2005	2,413	$7.49
Granted	535	$8.29
Exercised	(101)	$6.35
Forfeited or expired	(884)	$9.22

Outstanding at October 31, 2006	1,963	$6.97	3.17	$102

Exercisable at October 31, 2006	1,412	$6.60	2.06	$159

The weighted-average grant-date fair value of options granted during fiscal 2006 was $2.78. As of October 31, 2006, there was $1.6 million of unrecognized compensation cost related to performance-based and market-condition awards. That cost is expected to be recognized over a weighted-average period of 3 years.

A status of the unvested, performance-based and market-condition restricted stock as October 31, 2006, and changes during the fiscal year then ended, is as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(In thousands)

Unvested Restricted Stock
Unvested at November 1, 2005	125	$7.42
Granted	87	$9.22
Vested	(25)	$7.35
Forfeited	(60)	$9.22

Unvested at October 31, 2006	127	$6.44

As of October 31, 2006, there was $0.8 million of unrecognized compensation cost related to unvested, performance-based and market-condition restricted stock. That cost is expected to be recognized ratably over a one

Novell annual report 2006	111

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to four year period. No performance-based restricted stock vested during fiscal 2006. The total fair value of market-condition restricted stock that vested during fiscal 2006 was $227,500.

As of October 31, 2006, there were 427,029 stock awards that have been legally granted and remain outstanding but have not yet been valued because all of the conditions necessary to establish the grant date for SFAS No. 123(R)purposes have not yet occurred. The grant date of these stock awards will not occur until budgets are approved by our Board of Directors for the respective years specified in the performance targets.

Celerant Stock Awards

All rights and obligations regarding Celerant stock awards were assumed by their acquirer. Novell does not have any obligations for Celerant stock awards.

Fiscal 2005 and 2004 Stock Award Information

For fiscal 2005 and 2004, had we accounted for all employee stock-based compensation based on the fair value method as prescribed by SFAS No. 123, our net income and net income (loss) per share would have been the following pro forma amounts:

	Fiscal Year Ended
	October 31,	October 31,
	2005	2004
	(In thousands, except per share amounts)

Net income (loss):
As reported	$376,722	$57,188
Less: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(50,420)	(51,436)
Add: total stock-based compensation expense recorded in the statement of operations	2,653	4,940

Pro forma	$328,955	$10,692

Net income (loss) per common share:
As reported basic	$0.98	$0.08
Pro forma basic	$0.86	$(0.04)
As reported diluted	$0.86	$0.08
Pro forma diluted	$0.75	$(0.04)

For the purpose of the above table, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005 and 2004: a risk-free interest rate of approximately 3.8% for fiscal 2005 and 2.8% for fiscal 2004; a dividend yield of 0.0% for both years; a weighted-average expected life of 4.4 years for fiscal 2005 and 3.75 years for fiscal 2004; and a volatility factor of the expected market price of our common stock of 0.55 for fiscal 2005 and 0.77 for fiscal 2004. The weighted-average fair value of options granted in fiscal 2005 and 2004 was $3.17 and $5.63, respectively.

Employee Stock Purchase Plan

Subsequent to the issuance of SFAS No. 123(R), we amended and re-introduced our Employee Stock Purchase Plan (“ESPP”). The amended ESPP eliminated the “look back” feature of the plan and reduced the purchase discount to 5% off of the end of offering period stock price. As a result of these amendments, our ESPP is considered

112	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-compensatory under SFAS No. 123(R)and, accordingly, no compensation expense has been recorded for issuances under the ESPP. During fiscal 2006, we issued 0.1 million shares of common stock under the ESPP.

W.	Employee Savings and Retirement Plans

We adopted a 401(k) savings and retirement plan in December 1986. The plan covers all Novell U.S. employees who are 21 years of age or older who are scheduled to complete 1,000 hours of service during any consecutive 12-month period. Our 401(k) retirement and savings plan allows us to contribute an amount equal to 100% of each employee’s contribution up to the higher of 4% of the employee’s compensation or the maximum contribution allowed by tax laws. Company matching contributions on our 401(k) savings and retirement plan and other retirement plans were $20.6 million, $23.1 million, and $20.6 million, in fiscal years 2006, 2005, and 2004, respectively.

One of our German subsidiaries sponsors a defined benefit pension plan covering approximately 142 current employees and approximately 159 former employees or retirees as of October 31, 2006. The plan was closed to new members as of November 2004. Actuarial gains or losses are being amortized over a 22.0 year period, and the amortization charges are included within the overall net periodic pension costs, which are charged to the income statement. Other plan information is as follows:

	Fiscal 2006	Fiscal 2005
	(In thousands)

Change in benefit obligation
Benefit obligation at beginning of fiscal year	$12,217	$9,076
Service cost	857	751
Interest cost	539	473
Actuarial (gain) loss	(1,299)	2,318
Benefits paid	(7)	(7)
Foreign exchange	(306)	(394)

Benefit obligation at end of fiscal year	$12,001	$12,217

Funded status (benefit obligation)	$(12,001)	$(12,217)
Unrecognized net actuarial (gain) loss	620	1,917
Unrecognized net obligation	640	729

Accrued benefit cost	$(10,741)	$(9,571)

	October 31,	October 31,
	2006	2005
	(Dollars in thousands)

Weighted-average assumptions
Discount rate	4.5%	4.3%
Rate of salary increase	3.0%	3.0%
Post-retirement pension increases	1.8%	1.8%
Net periodic pension cost	$1,412	$1,304

Estimated benefit payments for fiscal years 2007, 2008, 2009, 2010, 2011, and thereafter are $14,661, $21,797, $21,797, $21,797, $26,413, and $525,190, respectively. At October 31, 2006, we had assets valued at $9.9 million designated to fund the German pension obligation.

Novell annual report 2006	113

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also have other retirement plans in certain foreign countries in which we employ personnel. Each plan is consistent with local laws and business practices.

X.	Net Income (Loss) Per Share Attributable to Common Stockholders

The following table reconciles the numerators and denominators of the earnings per share calculation for the fiscal years ended October 31, 2006, 2005, and 2004:

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2006	2005	2004
	(In thousands, except per share data)

Basic net income from continuing operations per share computation:
Net income from continuing operations	$7,625	$371,291	$46,596
Dividends on Series B Preferred Stock	(187)	(466)	(416)
Allocation of earnings to stockholders of Series B Preferred Stock	(32)	(3,614)	(181)
Deemed dividend related to beneficial conversion feature of Series B Preferred Stock	—	—	(25,680)

Net income attributable to common stockholders	$7,406	$367,211	$20,319

Weighted-average common shares outstanding, excluding unvested restricted stock	361,174	379,499	381,100

Basic net income from continuing operations per share attributable to common stockholders	$0.02	$0.97	$0.05

Diluted net income from continuing operations per share computation:
Net income from continuing operations	$7,625	$371,291	$46,596
Dividends on Series B Preferred Stock	(187)	(466)	(416)
Allocation of earnings to the holders of Series B Preferred Stock	(32)	(3,614)	(181)
Deemed dividend related to beneficial conversion feature of Series B Preferred Stock	—	—	(25,680)
Interest expense on the Debentures	—	5,972	—

Diluted net income from continuing operations attributable to common stockholders	$7,406	$373,183	$20,319

Weighted-average common shares outstanding	361,174	379,499	381,100
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	4,485	9,012	9,779
Incremental shares attributable to the assumed conversion of the Debentures	—	52,074	—

Total adjusted weighted average common shares	365,659	440,585	390,879

Diluted net income from continuing operations per share attributable to common stockholders	$0.02	$0.85	$0.05

114	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incremental shares attributable to the assumed conversion of the Debentures have been excluded from the calculation of diluted earnings per share in fiscal 2006 and 2004 as their effect would have been anti-dilutive.

Incremental shares attributable to the assumed conversion of Series B Preferred Stock have been excluded from the calculation of diluted earnings per share in fiscal years 2006, 2005 and 2004 as their effect would have been anti-dilutive. Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out of the money”) at October 31, 2006, 2005, and 2004 were also excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. At October 31, 2006, 2005, and 2004, there were 21,521,748, 22,725,998, and 18,539,606 out of the money options, respectively, that had been excluded.

Y.	Comprehensive Income

Our accumulated other comprehensive income (loss) is comprised of the following:

	Fiscal Year Ended
	October 31,	October 31,
	2006	2005
	(In thousands)

Net unrealized loss on investments	$(3,567)	$(7,620)
Minimum pension liability	—	(633)
Cumulative translation adjustment	17,647	15,697

Total accumulated other comprehensive income	$14,080	$7,444

Changes to accumulated other comprehensive income are as follows:

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2006	2005	2004
	(In thousands)

Total change in gross unrealized loss on investments during the year	$3,558	$(8,550)	$(4,251)
Adjustment for net realized gains on investments included in net income (loss)	495	783	2,899

Net unrealized loss on investments	4,053	(7,767)	(1,352)
Minimum pension liability	633	623	(1,256)
Cumulative translation adjustments	1,950	(1,592)	11,720

Other comprehensive income (loss)	$6,636	$(8,736)	$9,112

The components of accumulated other comprehensive income were not tax affected due to the fact that the related deferred tax assets were fully reserved at October 31, 2006, 2005, and 2004, respectively.

Z.	Related Party Transactions

During fiscal years 2006, 2005, and 2004, we received consulting services from J.D. Robinson Incorporated. Mr. Robinson, a director of Novell, is Chairman and Chief Executive Officer and the sole shareholder of J.D. Robinson Incorporated. The agreement provides for payments of $0.2 million per year for these services. In each of fiscal years 2006, 2005, and 2004, services in the amount of $0.2 million were provided by J.D. Robinson.

AA.  Segment Information

We operate and report our financial results in three segments based on geographic area. Prior to the end of the third quarter of fiscal 2006, we had a fourth segment, Celerant consulting, which was divested in May 2006 and is

Novell annual report 2006	115

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

All segments sell our software and services. These offerings are sold in the United States directly and through original equipment manufacturers, resellers, and distributor channels, and internationally directly and through original equipment manufacturers and distributors who sell to dealers and end users. Operating results by segment are as follows:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
		Operating		Operating		Operating
	Net Revenue	Income (Loss)	Net Revenue	Income (Loss)	Net Revenue	Income (Loss)
	(In thousands)

Americas	$536,813	$279,703	$537,198	$274,585	$535,507	$273,002
EMEA	345,597	107,369	407,998	133,002	378,269	122,111
Asia Pacific	84,867	15,434	94,027	21,367	90,078	27,061
Common unallocated operating costs	—	(406,189)	—	(3,248)	—	(369,173)
Stock-based compensation expenses	—	(35,002)	—	(1,748)	—	(4,940)

Total per statement of operations	$967,277	$(38,685)	$1,039,223	$423,958	$1,003,854	$48,061

Common unallocated operating (costs) income includes corporate services common to all geographic segments such as corporate sales and marketing, product development, corporate general and administrative costs, corporate infrastructure costs, and litigation settlement income or expense. In addition, common unallocated operating (costs) income in fiscal 2005 also includes a $447.6 million net gain on settlement of potential litigation with Microsoft. Stock-based compensation expenses have not been allocated for management reporting purposes

In addition to reviewing geographic segment results, our Chief Executive Officer and chief decision makers review net revenue by solution category. These solution categories are:

•	Systems, security, and identity management (formerly Identity-driven computing solutions). Sub-categories include:

•	Resource management — major products include ZENworks

•	Identity and access management — major products include Identity Manager, Secure Login, iChain, and Sentinel

•	Other systems, security, and identity management products — major products include eDirectory and web services

116	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Open platform solutions. Sub-categories include:

•	Linux platform products — major products include SUSE Linux Enterprise Server and our Linux desktop products

•	Other open platform products — major products include SUSE Linux Professional

•	Workspace solutions. Sub-categories include:

•	Open Enterprise Server (OES)

•	NetWare and other NetWare-related — major products include NetWare and Cluster Services

•	Collaboration — major products include GroupWise

•	Other workspace — major products include BorderManager and Novell iFolder

•	Global services and support — comprehensive worldwide IT consulting, training, and technical support services that apply business solutions to our customers’ business situations, providing the business knowledge and technical expertise to help our customers implement our technology.

Prior to fiscal 2006, Open platform solutions and Workspace solutions were combined in a category called Linux and platform services solutions. Prior to the third quarter of fiscal 2006, OES was classified in open platform solutions. Beginning in the third quarter of fiscal 2006, OES is categorized in workspace solutions. Prior periods have been recast to conform to the new presentation. Net revenue by solution category is as follows:

Revenue by Solution Category

	Fiscal Year Ended October 31,
	2006	2005	2004
	(In thousands)

Resource management	$134,579	$144,358	$124,338
Identity and access management	97,721	74,936	61,324
Other systems, security, and identity management products	17,975	21,022	21,353

Systems, security and identity management	250,275	240,316	207,015

Linux platform products	45,296	35,836	19,309
Other open platform products	8,146	17,761	14,678

Open platform solutions	53,442	53,597	33,987

Open Enterprise Server	181,695	85,331	—
NetWare and other NetWare-related	47,779	193,549	301,441
Collaboration	96,176	99,422	103,556
Other workspace products	23,594	30,842	50,093

Workspace solutions	349,244	409,144	455,090

Total software licenses and maintenance	652,961	703,057	696,092
Global services and support	314,316	336,166	307,762

Total net revenue	$967,277	$1,039,223	$1,003,854

Novell annual report 2006	117

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning in the first quarter of fiscal 2007, we began operating and reporting our financial results in four new business unit segments based on information solution categories and a general business consulting business unit. The four new business unit segments are:

•	Systems and resource management

•	Identity and security management

•	Open platform solutions

•	Workgroup

We changed our operating and reporting structure to increase integration and teamwork internally, to build stronger business-focused units, and to be better equipped to address customer needs. As our strategy continues to evolve, the way in which management views financial information to best evaluate performance and operating results may also change. Beginning in the first quarter of fiscal 2007, the segments will be reported as above and prior periods will be recast to conform with the new reporting structure.

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

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2006	2005	2004
	(In thousands)

Revenue:
U.S. operations	$596,259	$606,600	$587,710
Irish operations	299,568	349,959	320,624
Other international operations	146,577	161,690	149,736
Eliminations	(75,127)	(79,026)	(54,216)

Total revenue	$967,277	$1,039,223	$1,003,854

Long-lived assets at year end:
U.S. operations	$653,562	$715,192	$715,005
Irish operations	233,830	295,708	291,168
Other international operations	382,322	329,579	326,033
Eliminations	(618,262)	(621,832)	(605,048)

Total long-lived assets at year end	$651,452	$718,647	$727,158

118	Novell annual report 2006

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of long-lived assets to total assets is as follows:

	October 31,	October 31,
	2006	2005
	(In thousands)

Long-lived assets	$651,452	$718,647
Other long-term assets	37,146	34,158
Current assets	1,761,125	2,009,053

Total assets	$2,449,723	$2,761,858

In fiscal years 2006, 2005, and 2004, sales to international customers were $501.5 million, $568.6 million, and $529.3 million, respectively. In fiscal 2006, 2005, and 2004, revenue in the EMEA segment accounted for 69%, 72%, and 71%, of our total international revenue, respectively. No one foreign country accounted for more than 10% of total revenue in fiscal 2006 and fiscal 2004. In fiscal 2005, revenue from the United Kingdom accounted for approximately 12% of our total revenue. There were no customers who accounted for more than 10% of revenue in any period.

AB.  Executive Termination Benefits

During fiscal 2006, our former Chief Executive Officer and Chief Financial Officer were terminated by our Board of Directors. They received benefits pursuant to their respective severance agreements totaling $9.4 million, of which approximately $2.7 million related to stock compensation and $6.7 million related to severance and other benefits.

AC.  Subsequent Events

Sale of Venture Capital Funds

In November 2006, we closed the sale of the remaining one-half of one of our venture capital funds, resulting in a gain in the first quarter of fiscal 2006 of $3.6 million on proceeds of $5.0 million.

Conversion of Redeemable Preferred Stock

In November 2006, IBM converted the remaining 187 outstanding shares of Series B Preferred Stock into 1.5 million shares of our common stock.

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

Novell annual report 2006	119

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RedMojo Acquisition

On November 17, 2006, we acquired all of the outstanding shares of RedMojo Inc, a privately-held technology company that specialized in cross platform virtualization management software tools. The purchase price was $9.7 million in cash plus merger and transaction costs of $0.2 million.

Sale of Salmon Subsidiary

On March 13, 2007, we sold our shares in Salmon Ltd, (“Salmon”) to Okam Limited, a United Kingdom Limited Holding Company for $4.9 million, plus approximately an additional $3.9 million contingent payment to be received if Salmon meets certain revenue targets. There will be no further shareholder or operational relationship between us and Salmon going forward. Salmon was a component of our EMEA operating segment in fiscal 2006 (Business Consulting segment beginning in fiscal 2007) and Salmon’s sale will not have an impact on our IT consulting business. In our second quarter of fiscal 2007, we recognized a gain on the sale of approximately $0.6 million. During the first quarter of fiscal 2007, in anticipation of the sale, we recorded a loss of $10.8 million related to the excess carrying amount of Salmon over its estimated fair value, of which $10.2 million was to write off goodwill and $0.6 million was to write off intangible assets. We will classify Salmon’s results of operations as a discontinued operation in our consolidated statement of operations beginning in the second quarter of fiscal 2007.

120	Novell annual report 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Novell, Inc.:

We have completed integrated audits of Novell, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of October 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Novell, Inc. and its subsidiaries at October 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the years ended October 31, 2006 and 2005 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes B and O to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payments and conditional asset retirement obligations, respectively, in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of October 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable

Novell annual report 2006	121

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

/s/  Pricewaterhousecoopers LLP

Boston, Massachusetts
May 25, 2007

122	Novell annual report 2006

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders — Novell, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows (“financial statements”) of Novell, Inc. and subsidiaries (the Company) for the year ended October 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended October 31, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Novell, Inc. and subsidiaries for the year ended October 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended October 31, 2004.

/s/  Ernst & Young LLP

Boston, Massachusetts
November 16, 2004, except with respect

to the matter discussed in the second
paragraph of Note E relating to fiscal
year 2004, as to which the date is May 25,
2007

Novell annual report 2006	123

NOVELL, INC.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA
Unaudited

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year
	(In thousands, except per share data)

Fiscal Year Ended October 31, 2006
Net revenue	$242,294	$238,726	$241,352	$244,905	$967,277
Gross profit	160,971	157,074	160,676	168,471	647,192
Income (loss) from continuing operations before taxes	14,231	8,220	(28,523)	36,928	30,856
Income (loss) from continuing operations	4,230	3,242	(20,560)	20,713	7,625
Income before cumulative effect of a change in accounting principle	1,865	3,342	(5,524)	19,870	19,553
Net income	1,865	3,342	(6,421)	19,870	18,656
Income (loss) from continuing operations per share, basic	$0.01	$0.01	$(0.06)	$0.06	$0.02
Income (loss) from continuing operations per share, diluted	$0.01	$0.01	$(0.06)	$0.06	$0.02
Net income per common share, basic	$0.00	$0.01	$(0.02)	$0.06	$0.05
Net income per common share, diluted	$0.00	$0.01	$(0.02)	$0.05	$0.05
Fiscal Year Ended October 31, 2005
Net revenue	$246,079	$253,144	$252,382	$287,618	$1,039,223
Gross profit	159,761	161,095	167,736	198,565	687,157
Income (loss) from continuing operations before taxes	452,071	(1,308)	7,429	(241)	457,951
Income (loss) from continuing operations	393,326	(16,928)	560	(5,667)	371,291
Net income (loss)	395,161	(15,627)	2,140	(4,952)	376,722
Income (loss) from continuing operations per share, basic	$1.03	$(0.05)	$0.00	$(0.02)	$0.97
Income (loss) from continuing operations per share, diluted	$0.90	$(0.05)	$0.00	$(0.02)	$0.85
Net income (loss) per common share, basic	$1.04	$(0.04)	$0.01	$(0.01)	$0.98
Net income (loss) per common share, diluted	$0.90	$(0.04)	$0.00	$(0.01)	$0.86

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

124	Novell annual report 2006

timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment using those criteria, our management concluded that, as of October 31, 2006, our internal control over financial reporting was effective. Our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of our self-initiated, voluntary review of our historical stock-based compensation practices and the related potential accounting impact for the period from November 1, 1996 through October 31, 2006 as described in more detail in Note C of our consolidated financial statements contained in this report, we have implemented improvements to our processes for granting stock-based compensation and plan to implement additional improvements.

Item 9B.  Other Information

None

Novell annual report 2006	125

PART III

Item 10.	Directors and Executive Officers of Registrant

Directors of the Registrant

The principal occupation and business experience during the past five years of, and certain other information with respect to, each of our eleven directors is set forth below. There are no family relationships among the members of our Board of Directors, or between any of the executive officers and any members of our Board of Directors.

Albert Aiello
Director since 2003

Mr. Aiello, age 64, is Managing Director of Albert Aiello & Associates, a strategic technology management consulting company he founded in February 2003. Prior to that, Mr. Aiello served as Global Chief Information Officer of Lend Lease Corporation, a financial and construction management company, from January 1998 to December 2002, and as a member of its board of directors from May 1998 to December 2002. Mr. Aiello was the Chief Information Officer for Fidelity Investments, a financial management company, from April 1990 to December 1997. Mr. Aiello was also Chairman of the Board of the Software Productivity Consortium from December 1999 to December 2000. Mr. Aiello has also served as a member of the board of directors of CoolSavings, Inc.

Fred Corrado
Director since 2002

Mr. Corrado, age 67, served as Vice Chairman of the Board of Directors and Chief Financial Officer of The Great Atlantic & Pacific Tea Company, Inc., a food retailer, from October 1992 until February 2002. Mr. Corrado is also a director of the New Jersey Performing Arts Center, a non-profit organization.

Richard L. Crandall
Director since 2003

Mr. Crandall, age 63, is a founding Managing Director of Arbor Partners, a high technology venture capital firm, a position he has held since November 1997. Mr. Crandall also serves as the chairman of the Enterprise Software Roundtable, an organization of the senior corporate leadership of the 35 largest software companies, which he founded in July 1994. Mr. Crandall served as the Chairman of Giga Information Systems, a research and consulting firm, from July 2002 until February 2003, and was a board member and special advisor of Giga from its founding in April 1996 until February 2003. Prior to that, Mr. Crandall was a founder of Comshare, Inc., a decision support software company, and served as its Chief Executive Officer from April 1970 until April 1994 and its Chairman from April 1994 until April 1997. Mr. Crandall is also a director of Diebold, Inc., and the Dreman/Claymore Dividend & Income Fund, a management investment company.

Ronald W. Hovsepian
Director since 2006

Ronald W. Hovsepian, age 46, has served as one of our directors and as our President and Chief Executive Officer since June 2006. Mr. Hovsepian served as our President and Chief Operating Officer from October 2005 to June 2006. From May 2005 to November 2005, Mr. Hovsepian served as Executive Vice President and President, Worldwide Field Operations. Mr. Hovsepian joined us in June 2003 as President, Novell North America. Before coming to Novell, Mr. Hovsepian was a Managing Director with Bear Stearns Asset Management, a technology venture capital fund, from February to December 2002. From March 2000 to February 2002, Mr. Hovsepian served as Managing Director for Internet Capital Group, a venture capital firm. Prior to that, Mr. Hovsepian served in a number of executive positions with International Business Machines Corporation over an approximate 17-year period. Mr. Hovsepian is also chairman of the board of directors of Ann Taylor Corporation.

126	Novell annual report 2006

Patrick S. Jones
Director since 2007

Patrick S. Jones, age 62, has been a private investor since March 2001. Mr. Jones was the Senior Vice President and Chief Financial Officer of Gemplus International S.A., a provider of solutions empowered by smart cards from 1998 to 2001 and Vice President Finance, Corporate Controller for Intel from 1992 to 1998. Prior to that, he served as Chief Financial Officer of LSI Logic. Mr. Jones is also a director of Genesys S.A. and Lattice Semiconductor Corporation.

Claudine B. Malone
Director since 2003

Ms. Malone, age 71, has been the President and Chief Executive Officer of Financial and Management Consulting Inc., a consulting firm, since 1984. Ms. Malone served as a visiting professor at the Colgate-Darden Business School of the University of Virginia from 1984 to 1987, an adjunct professor of the School of Business Administration at Georgetown University from 1982 to 1984, and an assistant and associate professor at the Harvard Graduate School of Business Administration from 1972 to 1981. Ms. Malone also serves on the boards of Hasbro, Inc. and Aviva Life Insurance Company.

Richard L. Nolan
Director since 1998

Mr. Nolan, age 67, is the William Barclay Harding Professor of Management of Technology, emeritus, Harvard Business School, an institution of higher education, a professorship he was awarded in September 1991. Mr. Nolan has also been the Philip M. Condit Professor of Business Administration at the University of Washington since September 2003. Mr. Nolan served as Chairman and Chief Executive Officer of Nolan, Norton and Company, an information technology management consulting company, from 1977 until the company was acquired by KPMG LLP in 1987. Mr. Nolan then served as Chairman of Nolan, Norton and Company and Partner of KPMG from 1987 to 1991.

Thomas G. Plaskett
Director since 2002

Mr. Plaskett, age 63, has served as Chairman of Fox Run Capital Associates, a private merchant banking and consulting firm focusing on advisory and consulting services for emerging companies, from October 1991 to the present. Additionally, Mr. Plaskett served as the Chairman of Probex Corporation, an energy technology company, from November 1999 until December 2000 and as its President and CEO from November 1999 to August 2000. Mr. Plaskett served as Vice Chairman of Legend Airlines, Inc., an airline, from June 1997 until February 2001 and as its Executive Vice President from September 1999 to February 2001. Mr. Plaskett also served as the Chairman of Greyhound Lines, Inc., a transportation company, from March 1995 until March 1999. Mr. Plaskett is also a director of Alcon, Inc. and RadioShack Corporation and is chairman of the board of directors of Platinum Research Organization, Inc.

John W. Poduska, Sr., Sc.D.
Director since 2001

Dr. Poduska, age 69, was the Chairman of Advanced Visual Systems, Inc., a provider of visualization software, from January 1992 to December 2001. From December 1989 until December 1991, Dr. Poduska was President and Chief Executive Officer of Stardent Computer, Inc., a computer manufacturer. From December 1985 until December 1989, Dr. Poduska was founder, Chairman and Chief Executive Officer of Stellar Computer, Inc., a computer manufacturer and the predecessor of Stardent Computer, Inc. Prior to founding Stellar Computer, Inc., Dr. Poduska founded Apollo Computer Inc. and Prime Computer Inc. Dr. Poduska is also a director of Anadarko Petroleum Corporation and Safeguard Scientifics, Inc.

Novell annual report 2006	127

James D. Robinson, III
Director since 2001

Mr. Robinson, age 71, is co-founder and General Partner of RRE Ventures and Chairman of RRE Investors, LLC, private information technology venture investment firms, and has held those positions since 1994. He has also been President of J.D. Robinson Inc., a strategic advisory firm, since 1993. Mr. Robinson previously served as Chairman and Chief Executive Officer of American Express Company, a financial services company, from 1977 to 1993. Mr. Robinson is non-executive chairman of Bristol-Myers Squibb Company, and a director of The Coca-Cola Company and First Data Corporation.

Kathy Brittain White
Director since 2003

Ms. White, age 57, has served as President and Founder of Rural Sourcing, Inc., an organization aimed at developing information technology employment in rural communities, since January 2004. Ms. White also serves as President of the Horizon Institute of Technology, a foundation supporting technology outreach initiatives in the Arkansas delta, since founding it in 2002. Ms. White served as Executive Vice President and Chief Information Officer for Cardinal Health, Inc., a provider of medical products and services, from February 1999 until March 2003. Prior to that, Ms. White served as Senior Vice President and Chief Information Officer with Allegiance Healthcare, Inc., a provider of medical products and services, from 1996 until its acquisition by Cardinal in February 1999. Ms. White was also an associate professor at the University of North Carolina, Greensboro for ten years. Ms. White is a director of Mattel, Inc.

Executive Officers of the Registrant

Set forth below (as of May 25, 2007) are the names, ages, and titles of the persons currently serving as our executive officers.

Name	Age	Position

Ronald W. Hovsepian	46	President and Chief Executive Officer
Dr. Jeffrey Jaffe	52	Executive Vice President and Chief Technology Officer
Tom Francese	57	Executive Vice President, Worldwide Sales
Alan J. Friedman	59	Senior Vice President, People
Joseph A. LaSala, Jr	52	Senior Vice President, General Counsel and Secretary
Colleen O’Keefe	51	Senior Vice President of Services
John Dragoon	47	Senior Vice President and Chief Marketing Officer
Dana C. Russell	45	Senior Vice President and Chief Financial Officer

Ronald W. Hovsepian

Ronald W. Hovsepian has served as one of our directors and as our President and Chief Executive Officer since June 2006. Mr. Hovsepian served as our President and Chief Operating Officer from October 2005 to June 2006. From May 2005 to November 2005, Mr. Hovsepian served as Executive Vice President and President, Worldwide Field Operations. Mr. Hovsepian joined us in June 2003 as President, Novell North America. Before coming to Novell, Mr. Hovsepian was a Managing Director with Bear Stearns Asset Management, a technology venture capital fund, from February to December 2002. From March 2000 to February 2002, Mr. Hovsepian served as Managing Director for Internet Capital Group, a venture capital firm. Prior to that, Mr. Hovsepian served in a number of executive positions with International Business Machines Corporation over an approximate 17-year period. Mr. Hovsepian is also chairman of the board of directors of Ann Taylor Corporation.

128	Novell annual report 2006

Dr. Jeffrey Jaffe

Dr. Jeffrey Jaffe, Novell’s Executive Vice President and Chief Technology Officer, joined Novell in November 2005. From October 2001 to October 2005 Dr. Jaffe served as President of Bell Labs Research and Advanced Technologies. Prior to that, Dr. Jaffe held a variety of technical and management positions with IBM, most recently serving as general manager of IBM’s SecureWay business unit, where he was responsible for IBM’s security, directory, and networking software business.

Tom Francese

Tom Francese has served as Novell’s Executive Vice President, Worldwide Sales since October 2006 and as President, Novell EMEA since joining Novell in October 2005. Prior to joining Novell, Mr. Francese held numerous executive sales positions with IBM over a 30-year period, except for February 2000 to June 2000 during which he served as a Managing Director of Deutsche Bank with responsibilities in information technology.

Alan J. Friedman

Alan J. Friedman became Senior Vice President, People in July 2001 in connection with Novell’s acquisition of Cambridge Technology Partners (“Cambridge”). Mr. Friedman served as Cambridge’s Senior Vice President of Human Resources, Enterprises Learning and Knowledge Management from January 2000 to July 2001, and had joined Cambridge in December 1999 as Vice President of Learning and Knowledge Management. Prior to joining Cambridge, Mr. Friedman was Senior Vice President of Human Resources for Arthur D. Little, Inc., a consulting firm, from June 1993 to December 1999.

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

Colleen O’Keefe

Colleen O’Keefe joined Novell in December 2006 as Novell’s Senior Vice President of Services to oversee Novell’s global technical support group, which provides onsite and remote support services, outsourced IT management services and global training services to customers. Prior to joining Novell, from September 2002 to November 2006, Ms. O’Keefe held several positions at NCR Corporation, including Vice President and General Manager, Payment Solutions Division, vice president of Global Managed Services for NCR’s Worldwide Customer Services division and vice president of Global Customer Care. From September 1999 to March 2002, she served as senior vice president, Customer Services, at Global Crossing. In addition, Ms. O’Keefe served in a number of positions in the telecommunications industry, including 18 years at Southern New England Telephone and two years at AT&T.

John Dragoon

John Dragoon has served as Novell’s Senior Vice President and Chief Marketing Officer since March 2006. Mr. Dragoon joined Novell in October 2003 as Vice President, Worldwide Field Marketing. Prior to joining Novell, from April 2002 to September 2003 Mr. Dragoon was the senior vice president of marketing and product management at Art Technology Group, a provider of Internet commerce, service, and marketing solutions and from April 2001 to March 2003 served as vice president, operations, of Internet Capital Group, a venture capital firm. Prior to his tenure at Internet Capital Group, Mr. Dragoon served in a number of sales and marketing positions at IBM from 1984 to 2000.

Dana C. Russell

Dana C. Russell has served as Novell’s Senior Vice President and Chief Financial Officer since February 2007. Prior to that, Mr. Russell served as Novell’s Vice President and interim Chief Financial Officer from June 2006 to February 2007, and as Vice President of Finance from March 2000 to June 2006. He served as the Corporate

Novell annual report 2006	129

Controller from June 2003 to June 2006, and was also the Treasurer from December 2005 to June 2006. Mr. Russell joined Novell in 1994. Prior to joining Novell, Mr. Russell worked at Price Waterhouse in Salt Lake City. He is a CPA licensed in the State of Utah.

About the Board of Directors and its Committees

Board of Directors

We are managed under the direction of the Board of Directors, whose purpose is to maximize long-term economic value for our stockholders by responsibly addressing not only their concerns, but also those of our customers, employees, business partners, the communities and governments where we have operations and do business, and the public at large. In fulfilling its duties, the Board of Directors and its committees oversee corporate governance, oversee and advise management in developing our financial and business goals, evaluate management’s performance in pursuing and achieving those goals, and oversee our public disclosures and the disclosure processes. Our Statement on Corporate Governance sets forth the duties and responsibilities of the Board of Directors, criteria for the constitution of, membership on, and the procedures for and required meetings of the Board of Directors and other corporate governance matters. This Statement is available on our website at http://www.novell.com/company/ir/cg/ through the Corporate Governance page.

Independence

There are eleven directors on our Board of Directors. The Board of Directors has determined that eight of its eleven directors are “independent” as defined by the listing standards of The Nasdaq Stock Market currently in effect and approved by the SEC and all applicable rules and regulations of the SEC. These eight directors are: Albert Aiello, Fred Corrado, Patrick Jones, Richard L. Nolan, Claudine B. Malone, Thomas G. Plaskett, John W. Poduska, Sr. and Kathy Brittain White. The Board of Directors has also determined that the foregoing eight directors, except Richard L. Crandall, also meet the “outside director” standard for purposes of Rule 162(m) of the Internal Revenue Code of 1986, as amended. All members of the Audit, Compensation and Corporate Governance Committees satisfy the “independence” or “outside directorship” standards applicable to members of each such committee.

130	Novell annual report 2006

Board Committees

The following provides an overview of the membership and responsibilities of all of the committees of the Board of Directors.

Audit Committee

Fred Corrado, Chairperson	• Oversee accounting and financial reporting processes and audits of the financial statements
Albert Aiello	— review judgments and decisions affecting financial statements
Richard L. Crandall	— review all financial data to be released
Patrick S. Jones	• Monitor compliance with applicable laws and regulations and review significant cases of misconduct
Claudine B. Malone	• Oversee internal control over financial reporting
• Oversee disclosure controls and procedures
• Oversee implementation of the Code of Business Ethics

• Oversee our initiatives in connection with Section 404 of the Sarbanes-Oxley Act of 2002 to (i) establish and maintain an adequate internal control structure and procedures for financial reporting and (ii) assess the effectiveness of such internal control structure and procedures.

• Oversee our investment policies, controls, and procedures, and portfolio performance
• Oversee internal audit function
• Oversee independent auditors
— appoint and approve compensation
— pre-approve permitted services
— evaluate performance
— monitor independence

In addition to the above functions, the Audit Committee has adopted procedures for its receipt, retention, and treatment of concerns and complaints regarding accounting, internal controls, or auditing matters. The Audit Committee has established an online reporting tool located at www.novell.com/ethics/index.jsp, accessible through the Corporate Governance page, for the submission of such concerns by stockholders, employees and members of the public. All submissions may be made completely anonymously. The Audit Committee encourages, but does not require, that anyone making a submission supply his or her contact information to facilitate follow-up, clarification and assistance with investigation of the concern or complaint. We do not permit retaliation or discrimination of any kind against employees for any complaints submitted in good faith.

The Board of Directors has adopted a written charter for the Audit Committee. A current copy of the Audit Committee Charter is available on our website at http://www.novell.com/company/ir/cg/ through the Corporate Governance page.

Financial Expertise

The Board of Directors has determined that four of the members of the Audit Committee, Mr. Corrado, Mr. Crandall, Mr. Jones and Ms. Malone, possess the attributes to be considered financially sophisticated for purposes of the listing standards of The Nasdaq Stock Market and have the background to be considered “audit committee financial experts” as defined by the rules and regulations of the SEC.

Novell annual report 2006	131

Compensation Committee

John W. Poduska, Sr. Chairperson	• Establish overall compensation philosophies
• Evaluate management performance and development
Richard L. Nolan
• Recommend performance evaluation and compensation for CEO to Board
Claudine B. Malone
• Set compensation for executives
Thomas G. Plaskett
— consider industry benchmarks
— establish and administer performance goals
• Establish compensation program for employees
• Recommend director compensation to Corporate Governance Committee and Board
• Administer employee benefit and incentive plans
• Administer stock option and other equity-based plans
• Oversee succession planning
• Review management development policies

A current copy of the Compensation Committee Charter is available on our website at http://www.novell.com/company/ir/cg/ through the Corporate Governance page.

Corporate Governance Committee

Thomas G. Plaskett, Chairperson	• Establish criteria for the selection of directors and recommend Board nominees
John W. Poduska, Sr.	— conduct searches for prospective directors
Kathy Brittain White	— review candidates recommended by stockholders
• Recommend committee membership
• Oversee corporate governance
— review committee charters
— review codes of ethics for executives, employees and directors
• Monitor director independence
• Review and approve all transactions between us and our directors and executive officers
• Oversee board and committee evaluation and development
• Recommend director compensation to the Board

A current copy of the Corporate Governance Committee Charter is available on our website at http://www.novell.com/company/ir/cg/ through the Corporate Governance page.

Technology Committee

Rickard L. Nolan, Chairperson	• Oversee our product strategy and roadmap
Albert Aiello	• Oversee internal IT projects
John W. Poduska, Sr.	• Monitor the effectiveness of IT security and disaster recovery capabilities
James D. Robinson, III	• Monitor the quality and effectiveness of IT systems and processes that relate to or affect the Company’s internal control systems
Kathy Brittain White	• Advise the Board of Directors on technology related matters

132	Novell annual report 2006

The Board of Directors believes that information technology is critical in how corporations run their businesses and that boards of directors need to take an active role in understanding and overseeing the technological initiatives of their corporations in order to effectively oversee risk management, monitor internal controls, and promote effective communication among employees. The charter of the Technology Committee is available on our website at http://www.novell.com/company/ir/cg/through the Corporate Governance page.

Option Grant Committee

Ronald W. Hovsepian	• Make discretionary grants of stock options, restricted stock and restricted stock units to non-executive employees eligible to participate in our employee equity plans.

Meetings of the Board of Directors and Board Committees

During fiscal 2006, the Board of Directors held eleven meetings, the Audit Committee held fourteen meetings, the Compensation Committee held five meetings, the Corporate Governance Committee held four meetings, the Technology Committee held four meetings, and the Option Grant Committee acted entirely by written consent. During the last fiscal year, each current director attended at least 75% of the meetings of the Board of Directors and the committees on which he or she then served.

Our policy on director attendance at annual meetings calls for directors to be invited but not required to attend our annual meetings of stockholders. In 2006, one director attended the annual meeting.

Bylaw Amendments regarding Director Nomination Process

On April 10, 2007, our Board of Directors approved amendments to Article II, Section 2.11 and Article III, Section 3.13 of the Bylaws revising the deadlines for submission of stockholder proposals for company stockholder meetings. Prior to the recent amendments, our Bylaws required a stockholder to deliver notice of intention to make director nominations or propose other business for consideration in a stockholders’ meeting no later than 90 days prior to the first anniversary of the date of the first mailing to stockholders of the prior year’s proxy statement. The revised Bylaws provide that, in the event that no annual meeting was held in the prior year or if the date of the annual meeting is more than thirty (30) days before or more than thirty (30) days after the anniversary date of the prior year’s annual meeting, notice must be received by our corporate secretary not earlier than 120 days prior to the annual meeting and not later than either (i) 90 days prior to the date of the annual meeting or (ii) ten days following the first public announcement of the meeting date, whichever comes last.

The amended bylaws were effective as of April 10, 2007.

Codes of Ethics

We have adopted two codes of ethics, each designed to encourage our employees, executives and directors to act with the highest integrity.

Code of Business Ethics.  We review and update our Code of Business Ethics annually (the “Code”). The purpose of the Code is to convey the basic principles of business conduct expected of all our executives and employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, Controller, and other senior financial personnel performing similar functions. We require each of these persons to review the Code at least once a year and to submit a report to the our Ethics Officer (i) stating that he or she has read and understands the Code, (ii) reporting any conflicts of interest he or she may have, (iii) agreeing to comply with all of our policies, and (iv) reporting any suspected violations of the Code or our policies referenced in the Code by him or her or other employees. In support of the Code, we have provided our employees with numerous avenues for the reporting of ethics violations or other similar concerns, including the required employee reports and an anonymous telephone hotline. The Audit Committee monitors the implementation and enforcement of the Code. The Code meets the definition of “code of ethics” under the rules and regulations of the SEC and is posted on our website at http://www.novell.com/company/ir/cg/ through the Corporate Governance page.

Novell annual report 2006	133

Non-Employee Director Code of Ethics.  The Board of Directors has established the Non-Employee Director Code of Ethics (the “Director Code”). The Director Code sensitizes directors on areas of ethical risk relating to their specialized roles, provides guidance to help directors recognize and deal with ethical issues, provides mechanisms for directors to report unethical conduct, and fosters among directors a culture of honesty and accountability. Each director is required to review the Director Code at least once a year and to submit a report (i) stating that he or she has read and understands the Director Code, (ii) reporting any conflicts of interest he or she may have, (iii) agreeing to comply with the Director Code, and (iv) reporting any suspected violations of the Director Code. A copy of the Director Code may be found at www.novell.com/company/ir/cg/ through the Corporate Governance page.

Section 16(a) Beneficial Ownership Reporting Company

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any persons who beneficially own more than 10% of our common stock to send reports of their ownership of shares of common stock and changes in ownership to us and the SEC. Based on our records and information that we received during this fiscal year, we believe that during fiscal 2006 all of such reporting persons complied with all Section 16(a) reporting requirements applicable to them, except that Mr. Messman, a former director and chief executive officer, reported one Form 4 transaction late.

Item 11.	Executive Compensation

Summary Compensation Table

The table below shows, for the last three fiscal years, compensation paid to our current Chief Executive Officer, our former Chief Executive Officer and the four other most highly compensated executive officers during fiscal 2006 (based on salary and bonus) serving at fiscal year end. We refer to all of these officers as the “Named Executive Officers.”

					Long-Term Compensation Award
		Annual Compensation(1)			Restricted	Securities
				Other Annual	Stock	Underlying	All Other
	Fiscal	Salary	Bonus	Compensation	Awards	Options	Compensation
Name and Principal Position	Year	($)	($)(2)	($)(3)	($)(4)	(#)	($)(5)

Jack L. Messman(6)	2006	$608,389	$—	$9,488	$1,287,000	600,000	$5,741,244
Former Chief Executive Officer	2005	$950,150	$625,000	$171,826	—	1,551,528	$83,383
	2004	$950,037	$987,026	$77,013	—	848,500	$43,062
Ronald Hovsepian	2006	$786,440	$—	—	$501,848	237,005	$92,187
President and Chief	2005	$500,020	$416,000	—	$2,256,000	575,000	$32,815
Executive Officer	2004	$500,020	$575,000	—	—	137,000	$27,759
Dr. Jeffrey M. Jaffe(6)	2006	$417,708	$729,000	$120,346	$843,320	331,325	$15,401
Executive Vice President, Chief Technology Officer
Thomas Francese(6)	2006	$450,017	$341,000	$321,133	—	—	$6,900
Executive Vice President,	2005	$37,501	$300,000	—	$747,000	200,000	—
Worldwide Sales
Joseph A. LaSala, Jr.	2006	$355,014	$350,000	4,337	$169,993	80,275	$45,145
Senior Vice President,	2005	$352,627	$161,000	$3,073	—	163,319	$25,672
General Counsel and Secretary	2004	$340,015	$262,548	$6,740	—	137,500	$14,047
Susan Heystee(6)	2006	$460,005	$184,000	—	$291,410	137,615	—
President, Novell Americas	2005	$457,067	$50,415	—	—	280,000	—

(1)	Compensation deferred at the election of the executive, pursuant to the our Retirement and Savings Plan, the Deferred Compensation Plan, and the Stock-Based Deferred Compensation Plan, is included in the year earned.

(2)	Cash bonuses for services rendered in fiscal 2006, 2005 and 2004 have been listed in the fiscal year earned, although most bonuses were paid after the end of the applicable fiscal year. Pursuant to Mr. Hovsepian’s

134	Novell annual report 2006

employment arrangement, 50% of his bonus for the first year of employment was guaranteed, and $250,000 of the bonus listed for 2004 was paid in satisfaction of that guarantee in June 2004.

(3)	No Named Executive Officer received perquisites in an amount greater than the lesser of (i) $50,000 or (ii) 10% of such Named Executive Officer’s total salary plus bonus, except for Mr. Messman in 2005 and 2004, Dr. Jaffe in 2006, and Mr. Francese in 2006. Amounts listed for Mr. Messman in 2006 and for Mr. LaSala represent reimbursement for the payment of taxes.

Amounts for Mr. Messman in fiscal 2005 and fiscal 2004 include personal use of our corporate aircraft that was valued at $137,711 (valued at the incremental cost to the corporation) and $54,615 (valued using Standard Industry Fare Level (“SIFL”) rates from the U.S. Department of Transportation), respectively.

The amount for Dr. Jaffe represents $75,000 in relocation expenses and $45,346 in reimbursement for the payment of taxes.

The amount for Mr. Francese includes (i) a cash payment of $193,590 intended to compensate for a portion of housing, car, cost of living, continuation of his residence in Texas, and the storage of household goods, (ii) $56,410 in rent paid by Novell on behalf of Mr. Francese, (iii) $50,219 for travel for Mr. Francese and his family and storage of household goods, and (iv) $18,162 in reimbursement for the payment of taxes.

(4)	The dollar value of restricted common stock awards is calculated by multiplying the closing market price of our common stock on the date of grant, less the purchase price, by the number of shares awarded. Holders of such restricted common stock awards have the right to vote the shares and to receive cash dividends, if any. Any stock dividends that may be received will have the same vesting restrictions as the shares. The award to Ms. Heystee was an award of restricted common stock units (“RSU’s”). RSU’s are automatically converted to common stock upon vesting. Until conversion, the holders of RSU’s do not have any right to vote any underlying shares of common stock or to receive dividends.

As of October 31, 2006, when the closing price of our common stock was $6.00, Mr. Hovsepian had 321,750 unvested shares with a fair market value of $1,898,325, Dr. Jaffe had 107,830 unvested shares with a fair market value of $636,197, Mr. Francese had 58,334 unvested shares with a fair market value of $344,171, Mr. LaSala had 20,070 unvested shares with a fair market value of $118,413, and Ms. Heystee had 44,405 unvested RSU’s that represented a fair market value of $261,990.

One-half of the restricted stock grant in fiscal 2006 of 150,000 shares to Mr. Messman, 59,250 shares to Mr. Hovsepian, 7,830 shares to Dr. Jaffe, and 20,070 shares to Mr. LaSala will vest over four years on each annual grant date anniversary and one-half will vest based on the achievement of various operating profit targets. An additional restricted stock grant in fiscal 2006 of 100,000 shares to Dr. Jaffe will vest one-third on each of the first three annual anniversaries of the grant date. One half of the restricted stock grant in fiscal 2006 of 34,405 RSU’s to Ms. Heystee will vest over four years on each annual grant date anniversary and one half will vest based upon the achievement of various operating revenue targets. One half of the restricted stock grant in fiscal 2005 of 300,000 shares to Mr. Hovsepian will vest based on the achievement of various operating profit targets, and the other half will vest ratably on each of the first four annual anniversaries of the grant date. The restricted stock grant in fiscal 2005 of 100,000 shares to Mr. Francese will vest as follows: 50,000 shares will vest ratably on each of the first three annual anniversaries of the grant date, 25,000 shares will vest on the day that the average reported closing price of our common stock over the previous 30 consecutive trading days has been greater than or equal to $8.20, and 25,000 shares will vest on the day that the average reported closing price of our common stock over the previous 30 consecutive trading days has been greater than or equal to $9.42.

(5)	The stated amounts are our matching contributions to our 401(k) Retirement and Savings Plan, Deferred Compensation Plan, and Stock-Based Deferred Compensation Plan, except as follows:

In September 2006, we adopted an amendment to our Flexible Time Off (“FTO”) program (vacation and sick days) to reduce the number of hours that may be carried over from year to year by immediately cashing out all accruals over 120 hours to bring accrued FTO for all employees to 120 hours and establishing additional caps on the number of hours that may be carried over in future years. The following persons received the following one-time payments pursuant to the amendment to the FTO program: Mr. Messman — $114,265; Mr. Hovsepian — $35,439; and Mr. LaSala — $23,212.

Novell annual report 2006	135

Upon his termination in June 2006, Mr. Messman received a one-time payment of $114,265 to cash out his accrued but unused FTO.

The following amounts reflect the dollar value of benefits related to life insurance: Mr. Messman — $6,000, $5,500 and $5,060 in fiscal years 2006, 2005 and 2004, respectively; and Mr. LaSala — $1,780, $1,680 and $1,580 in fiscal years 2006, 2005 and 2004, respectively. Messrs. Messman and LaSala have collaterally assigned these life insurance policies to us to secure the repayment to us of up to the entire amount of the premiums paid by us pursuant to these policies. These payments are in respect of split-dollar insurance arrangements that were entered into prior to the adoption of the Sarbanes-Oxley Act of 2002, and no new arrangements have been entered into since the adoption of the Act.

The amount of $5,571,243 in 2006 was a severance benefit paid to Mr. Messman pursuant to his severance agreement.

(6)	Mr. Messman served as Chief Executive Officer until June 2006. Dr. Jaffe joined us as an executive officer in November 2005. Mr. Francese joined us as an executive officer in October 2005. Ms. Heystee became an executive officer in July 2005.

Stock Option Grants in Fiscal Year 2006

This table shows stock option grants during fiscal 2006 to the Named Executive Officers. We have not granted any stock appreciation rights to the Named Executive Officers.

	Individual Grants
	Number of		% of Total
	Securities		Options				Potential Realizable Value at
	Underlying		Granted to				Assumed Annual Rates of
	Options		Employees	Exercise			Stock Price Appreciation for Option Term(3)
	Granted		in Fiscal	Price	Expiration		5%	10%
Name	(#)(1)		Year(2)	($/Sh)	Date		($)	($)

Jack L. Messman	600,000	(4)(5)	7.07%	$8.71	12/21/2006	(5)	$—	$—
Ronald W. Hovsepian	237,005	(4)	2.79%	$8.71	12/12/2013		$985,618	$2,360,726
Dr. Jeffrey M. Jaffe	300,000	(6)	3.53%	$7.93	11/28/2013		$1,135,867	$2,720,598
	31,325	(4)	0.37%	$8.71	12/12/2013		$130,269	$312,018
Thomas Francese	—		—%	—	—		—	—
Joseph A. LaSala, Jr.	80,275	(4)	0.95%	$8.71	12/12/2013		$333,835	$799,592
Susan Heystee	137,615	(4)	1.62%	$8.71	12/12/2013		$572,291	$1,370,736

(1)	All options shown in the table have exercise prices equal to the fair market value of our common stock on the date of grant and have the terms indicated. In the event of a change in control, as defined in our stock plans, except as otherwise determined by the Board of Directors prior to the occurrence of such change in control, all options shall become fully exercisable and vested and shall be terminated in exchange for a net cash payment. In the event of a merger involving us or the sale of substantially all of our assets that does not constitute a change in control, the acquiring company shall assume the unvested options. The Board of Directors can accelerate unvested options if the acquiring company does not assume the options. Each of the persons listed in the table has a severance agreement with us that may vary the treatment of these options in the event of a change in control. The plans provide for various methods of exercise. We currently allow for cash, cashier’s check or cashless exercise.

(2)	Options to purchase a total of approximately 8,487,998 shares were granted to employees in fiscal 2006.

(3)	Potential realizable value assumes the price of our common stock will appreciate at the annual rates shown. These rates are compounded annually from the date of grant until the end of the term of the option. The potential realizable value is calculated as:

• the potential stock price per share at the end of the term based on the 5% and 10% assumed appreciation rates,

• less the exercise price per share,

• times the number of shares subject to the option.

136	Novell annual report 2006

These numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future common stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on, among other things, the timing of such exercise and the future performance of our common stock. There is no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

(4)	Half of the shares subject to this option become vested and exercisable based on timing requirements, with 25% of this half of the option becoming exercisable on the first annual anniversary of the date of grant, and an additional 2.0833% of this half of the option becoming vested and exercisable on each succeeding monthly anniversary of the date of grant, so that this half of the option will be fully vested on the fourth annual anniversary of the date of grant. The other half of the shares subject to this option will vest based on the achievement of various operating revenue targets.

(5)	Pursuant to our severance agreement with Mr. Messman, 112,500 of the shares subject to this option became immediately vested and exercisable upon the termination of his employment on June 21, 2006 and subsequently expired unexercised six months after termination on December 21, 2006. The remaining 487,500 shares subject to this option expired upon the termination of Mr. Messman’s employment on June 21, 2006.

(6)	One-third of the shares subject to this option become vested and exercisable based on timing requirements with 25% of this one-third of the options becoming exercisable on the first annual anniversary of the date of grant, with an additional 2.0833% of such portion becoming vested and exercisable on each succeeding monthly anniversary of the date of grant, so that this one-third of the option will be fully vested on the fourth annual anniversary of the date of grant. Another one-third of the shares subject to this option will vest based on the achievement of various operating revenue targets. The final one-third of the shares subject to this option will vest based on the achievement of various operating profit targets.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

This table shows information regarding shares acquired and value realized upon exercise of stock options by the Named Executive Officers during fiscal 2006 and the number and value of options held at the end of fiscal 2006 by the Named Executive Officers.

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-the-
	Shares	Value	Options at Fiscal Year		Money Options at Fiscal Year
	Acquired on	Realized	End(#)		End($)(2)
Name	Exercise (#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Jack L. Messman	3,953,045	$5,387,348	2,018,928	—	$6,000	$—
Ronald W. Hovsepian	—	—	791,145	657,860	$1,330,000	$—
Dr. Jeffrey M. Jaffe	—	—	—	331,325	$—	$—
Thomas Francese	—	—	75,000	125,000	$—	$—
Joseph A. LaSala, Jr.	—	—	587,606	216,488	$749,553	$15,068
Susan Heystee	—	—	203,957	283,658	$14,250	$21,750

(1)	Value realized on exercise is calculated as:

• the fair market value of our common stock on the date of exercise,

• less the option exercise price per share,

• times the number of shares subject to the options exercised.

(2)	Value of unexercised in-the-money options is calculated as:

• the fair market value of our common stock on October 31, 2006 ($6.00 per share),

• less the option exercise price per share,

• times the number of shares subject to the options.

Novell annual report 2006	137

Director Compensation

The primary goal of our director compensation program is to support the achievement of our performance objectives and to attract and retain highly qualified directors. Compensation of our non-employee directors is as follows:

•	the annual retainer for the Chairman of the Board of Directors is $125,000;

•	the annual retainer for all other members of the Board of Directors is $50,000;

•	the annual retainer for service as chairperson of the Audit Committee is $20,000;

•	the annual retainer for service as chairperson of all other committees of the Board of Directors is $10,000;

•	fees for attendance at meetings of the Board of Directors are $1,500;

•	fees for attendance at committee meetings of the Board of Directors are $1,500; and

•	stock option grants as described below.

Our non-employee directors are reimbursed for their expenses incurred in attending meetings of the Board of Directors and its Committees.

Non-employee directors may elect to have all or a portion of their annual board retainer deferred through the purchase of common stock equivalents (“CSE’s”) and designate what date in the future such CSE’s will be paid out in shares of our common stock.

Subject to the vesting provisions described below, the annual board retainer payable to any non-employee director who elects to defer all or a portion of his annual board retainer shall be increased by an amount (such amount to be referred to as the “Match”) of up to 25% of such portion of the annual board retainer that is deferred through the purchase of CSE’s, provided that the Match shall be used solely to purchase additional CSE’s. The exact percentage of the Match shall be determined by the Compensation Committee. For the upcoming year, the Compensation Committee has determined that the Match will be 25%. The CSE’s purchased with Match funds shall be credited to a separate bookkeeping account from the CSE’s purchased with the annual board retainer. In the event that any non-employee director ceases to serve as a member of our Board of Directors prior to the third anniversary of such director’s purchase of any CSE’s with any given Match, all CSE’s purchased with each such Match shall be forfeited and such director shall no longer have any rights with respect to such Match or such CSE’s.

Upon the initial appointment of each non-employee director to the Board of Directors, such director will be granted options to purchase an aggregate of 50,000 shares of common stock, vesting 25% annually over four years. In addition, each incumbent non-employee director will receive an annual grant of an option to purchase an aggregate of 25,000 shares of common stock, vesting 50% annually over two years. Options will be granted either automatically pursuant to our Stock Option Plan for Non-Employee Directors (the “Director Plan”) or by the Compensation Committee pursuant to our 2000 Stock Plan. All options are non-statutory options, have an exercise price equal to the fair market value of our common stock on the date of grant and have a term of eight or ten years. Upon a change in control, options granted under the Director Plan become exercisable in full by a non-employee director if within one year of such change in control the non-employee director ceases for any reason to be a member of the Board of Directors. Under the 2000 Stock Plan, in the event of a change in control, the outstanding options may be assumed or substituted for by the successor corporation. If the successor corporation refuses to assume or substitute for the outstanding options, the options will fully vest and become fully exercisable. Upon retirement from the Board of Directors after the age 73, options granted under the Director Plan become fully vested. Upon retirement from the Board of Directors after the age of 65, the vesting of options granted under the 2000 Stock Plan is accelerated by one year. Upon resignation from the Board of Directors for any reason, directors have six months in which to exercise their vested options.

In May 2006, all non-employee directors were each granted options to purchase 25,000 shares of common stock with an exercise price of $8.22 per share per the annual grant to incumbent directors.

138	Novell annual report 2006

Novell had a Directors’ Charitable Award Program (the “Charitable Program”) for which all members of the Board of Directors were eligible, subject to vesting requirements. The Board of Directors terminated the Charitable Program with respect to all persons joining our Board of Directors after January 7, 2003, but has kept the program in place with respect to those persons who were directors on or prior to January 7, 2003. The Charitable Program is funded by life insurance policies purchased by us, which provide for a $1,000,000 death benefit to participating directors. Upon the death of a participating director, we will donate the proceeds of the $1,000,000 death benefit (paid in ten equal annual installments) to non-profit organizations recommended by the director. Individual directors derive no financial benefit from the Charitable Program since all available insurance proceeds and tax deductions accrue solely to us. The aggregate cost to us of the life insurance premiums paid during fiscal 2006 to fund the Charitable Program was $276,602.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Ms. Heystee and Messrs. Hovsepian, Francese, Jaffe and LaSala are all party to employment arrangements with us that currently provide for annual base salaries of $400,000, $825,000, $500,000, $450,000, and $355,000, respectively. Ms. Heystee and Messrs. Hovsepian, Francese, Jaffe and LaSala are all eligible to participate in our Fiscal 2007 Annual Bonus Program for Executives that provides for the payment of bonuses if personal and corporate performance goals are met with annual target bonus of 50%, 125%, 125%, 100%, and 75% of base salary, respectively. They are all entitled to receive employee benefits made available to other employees and officers and their eligible dependents, such as health-care insurance, long-term disability insurance, short-term disability insurance, term life insurance coverage, accidental death and dismemberment coverage, and business travel accident insurance.

Pursuant to his offer letter and a related letter of understanding with us, Mr. Francese is also entitled to receive 100,000 shares of restricted common stock for $.10 per share, half of which vest over three years and half of which vest when certain performance goals are satisfied. Additionally, each year Mr. Francese is working in EMEA for Novell, he will receive (i) an annual cash allowance of $250,000 which is intended to compensate him for a portion of his expenses associated with housing, car, cost of living, continued maintenance of a residence in Texas, and the storage of his household goods, and (ii) reimbursement of up to $24,000 per year for the cost of family travel back to the United States. In the event Mr. Francese relocates to the United States for Novell, Novell will reimburse him up to $50,000 for the costs associated with such relocation.

Pursuant to his offer letter, Dr. Jaffe is also entitled to receive 100,000 shares of restricted common stock for $.10 per share, which vest over three years. Dr. Jaffe also received a lump sum after-tax cash payment equal to $75,000 to compensate him for relocating to Waltham, Massachusetts, with the entire before-tax cash value repayable if Novell terminates his employment for cause or he resigns within one year. Finally, Dr. Jaffe receives $20,000 per year for tax preparation and other expenses.

Each of Ms. Heystee and Messrs. Hovsepian, Francese, Jaffe and LaSala are, and Mr. Messman was, a party to a severance agreement with us. Generally, in the event of involuntary termination of an executive’s employment without a change in control, the agreements provide the following benefits paid by Novell: (i) payment of a multiple of the executive’s base salary; (ii) a prorated bonus for the year of termination; (iii) twelve months of continued health and dental coverage; (iv) accelerated vesting of that portion of the executive’s outstanding stock options, if any, that would have vested within the one year period following the date of executive’s termination; (v) accelerated vesting of the portion of the executive’s outstanding restricted common stock, if any, that would have vested within the one year period from the date of executive’s termination; and (vi) reimbursement for outplacement benefits that are actually provided, not to exceed 20% of the executive’s base salary. The multiples referred to in (i) above for the Named Executive Officers are as follows: Mr. Messman — two times; and Ms. Heystee and Messrs. Hovsepian, Francese, Jaffe and LaSala — one and one half times. Additionally, Mr. Messman was eligible to receive an amount equal to two times his target bonus.

The severance agreements also provide that in the event of an involuntary termination in connection with a change in control, the executive will receive the following benefits paid by us: (i) payment of a multiple of the executive’s base salary and target bonus; (ii) a prorated bonus for the year of termination; (iii) a certain number of months of continued health and dental coverage; (iv) a lump sum cash payment of what we would have paid as

Novell annual report 2006	139

matching contributions under our 401(k) plan for a certain number of months after the executive’s termination date; (v) a lump sum cash payment of what we would have paid as premiums under the executive’s split-dollar life insurance policy, if any, for a certain number of months after the executive’s termination date; (vi) payment of certain legal fees; (vii) outstanding restricted common stock, if any, and other equity rights, if any, will become fully vested; (viii) outstanding stock options, if any, will become fully vested; (ix) a lump sum payment equal to 20% of the executive’s base salary which may be used to cover the costs of outplacement assistance; and (x) if the payments provided to the executive exceed the amount that triggers the excise tax under section 4999 of the Tax Code by more than 10%, the payments will be grossed-up. The multiples and total number of months for health and dental insurance coverage, 401(k) plan matching contributions and life insurance premiums for each Named Executive Officer are as follows:

Mr. Messman — three times and 36 months; and Ms. Heystee and Messrs. Hovsepian, Francese, Jaffe and LaSala — two times and 24 months. Additionally, all of the severance agreements contain non-competition and non-solicitation provisions.

Prior to the termination of his employment in June 2006, Mr. Messman was a party to an employment agreement with us that provided for an annual base salary of $950,000, an annual target bonus of 143% of his base salary, employee benefits made available to our employees and officers and their eligible dependents, such as health-care insurance, long-term disability insurance, short-term disability insurance, term life insurance coverage, accidental death and dismemberment coverage, and business travel accident insurance for the benefit of Mr. Messman. Upon the termination of his employment, Mr. Messman received severance benefits pursuant to the provisions of the severance agreement described above relating to involuntary termination without a change in control.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information regarding the aggregate number of shares of our common stock to be issued under all of our stock option and equity-based plans upon exercise of outstanding options, warrants and other rights and their weighted-average exercise price as of October 31, 2006. Material features of the 2000 Nonqualified Stock Option Plan and the Novell/SilverStream 2001 Stock Option Plan, which plans were not approved by stockholders, are described in Note U to the Consolidated Financial Statements filed as part of our Annual Report on Form 10-K for the year ended October 31, 2006.

	Number of
	Securities to
	be Issued Upon		Number of Securities
	Exercise		Remaining Available for
	of Outstanding	Weighted-Average	Future Issuance Under
	Options,	Exercise Price of	Equity Compensation Plans
	Warrants and	Outstanding Options,	(Excluding Securities
Plan Category	Rights (a)	Warrants and Rights (b)	Reflected in Column (a))(c)

Equity compensation plans approved by security holders	31,898,842	$5.78	23,141,079
Equity compensation plans not approved by security holders	10,758,447	$7.77	12,828,520

Total	42,657,289	$6.28	35,969,599

140	Novell annual report 2006

SHARE OWNERSHIP BY PRINCIPAL STOCKHOLDERS, DIRECTORS AND MANAGEMENT

This table shows, as of April 30, 2007, how many shares of our common stock are beneficially owned by stockholders who have reported or are known by us to have beneficial ownership of more than five percent of our common stock, our directors, our named executive officers and our executive officers as a group. There were 346,742,418 shares of common stock outstanding on April 30, 2007.

	Number of
	Outstanding				Total Shares	Percent of
	Shares		Right to	Restricted	Beneficially	Outstanding
Name	Owned(1)		Acquire(2)	Stock(3)	Owned	Shares

Capital Research & Management Co.(4)	21,656,800		—	—	21,656,800	6.25%
333 South Hope Street
Los Angeles, CA 90071-1406
Columbia Wanger Asset Management, L.P.(5)	24,424,600		—	—	24,424,600	7.04%
227 West Monroe Street — 3000
Chicago, IL 60606-5018
OppenheimerFunds, Inc.(6)	23,179,009		—	—	23,179,009	6.68%
Two World Financial Center 225 Liberty Street, 14th Floor New York, NY 10281-1008
Ziff Asset Management, L.P.(7)	20,388,664		—	—	20,388,664	5.88%
350 Park Avenue, 11th Floor New York, NY 10022
Albert Aiello	24,000		137,500	—	161,500	*
Fred Corrado	16,000		137,500	—	153,500	*
Richard L. Crandall	24,100		87,500	—	111,600	*
Ronald W. Hovsepian	101,496		912,916	314,344	1,328,756	*
Patrick Jones	—		—	—	—	—
Claudine B. Malone	19,500		87,500	—	107,000	*
Richard L. Nolan	10,000		312,500	—	322,500	*
Thomas G. Plaskett	15,000		137,500	—	152,500	*
John W. Poduska, Sr.	113,275		202,500	—	315,775	*
James D. Robinson, III	34,751		202,500	—	237,251	*
Kathy Brittain White	4,000		100,000	—	104,000	*
Dr. Jeffrey M. Jaffe	22,902		50,275	73,519	146,696	*
Thomas Francese	30,793		95,833	58,334	184,960	*
Joseph A. LaSala, Jr.	52,463		641,363	17,562	711,388	*
Susan Heystee	16,498	(8)	283,043	—	299,541	*
All current directors and executive officers as a group (19 persons)	574,598	(8)	4,313,733	481,321	5,369,652	1.55%

*	less than 1%

(1)	The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them except as may be otherwise indicated in a footnote. With respect to directors and executive officers, these tables include vested restricted stock holdings and exclude shares that may be acquired through stock option exercises and unvested restricted common stock holdings.

(2)	Includes shares that can be acquired through stock options that are exercisable through June 29, 2007.

(3)	These shares can be voted, but are subject to a vesting schedule, forfeiture risk and other restrictions.

Novell annual report 2006	141

(4)	Pursuant to a Schedule 13G/A filed on February 12, 2007, Capital Research and Management Company disclosed that it had sole power to vote and dispose of all shares. Capital Research and Management Company subsequently disclosed in a Form 13F filed for the period ended March 31, 2007 that it held 29,056,800 shares of common stock.

(5)	Pursuant to a Schedule 13G/A filed on January 10, 2007, Columbia Wanger Asset Management, L.P. disclosed that it had sole power to vote and dispose of 23,924,600 shares and shared power to vote and dispose of 500,000 shares.

(6)	Pursuant to a Schedule 13G/A filed on February 6, 2007, OppenheimerFunds, Inc. disclosed that it had shared power to vote and dispose of all shares.

(7)	Pursuant to a Schedule 13G filed on April 13, 2007, Ziff Asset Management, L.P. disclosed that it and its affiliates named in that Schedule had shared power to vote and dispose of all shares. Affiliates named included Ziff Asset Management, L.P.; PBK Holdings, Inc.; Philip B. Korsant; and ZBI Equities, L.L.C., all of which have a principal business address of 283 Greenwich Avenue, Greenwich, CT 06830.

(8)	Includes shares owned as of April 30, 2007 as well as shares to be issued in connection with the filing of this Annual Report on Form 10-K under restricted stock units that vested during March 2007.

Item 13.	Certain Relationships and Related Transactions

During fiscal 2006, we received consulting services from J.D. Robinson Inc. The consulting agreement between us and J.D. Robinson Inc. with respect to the provision of those services provides for us to make payments of $200,000 per year to J.D. Robinson Inc. for these services. Mr. Robinson, a member of our Board of Directors, is President and the sole stockholder of J.D. Robinson Inc.

Item 14.	Principal Accountant Fees and Services

PricewaterhouseCoopers LLP (“PwC”) served as our independent registered public accounting firm and audited our consolidated financial statements for fiscal years 2005 and 2006, and performed audit-related services and consultation in connection with various accounting and financial reporting matters. Additionally, PwC performed certain non-audit services that are permitted under the Sarbanes-Oxley Act and related rules of the SEC for Novell during fiscal years 2005 and 2006.

Fees Billed to Novell by PwC During Fiscal Years 2005 and 2006

Audit Fees

The aggregate fees billed by PwC for the fiscal year ended October 31, 2005 for services rendered for the audit of Novell’s annual financial statements included in Novell’s Form 10-K and review of the interim financial statements included in Novell’s Forms 10-Q, including services related thereto, were $3,819,000.

The aggregate fees billed by PwC for the fiscal year ended October 31, 2006 for services rendered for the audit of Novell’s annual financial statements included in Novell’s Form 10-K and review of the interim financial statements included in Novell’s Forms 10-Q, including services related thereto, were $3,985,000.

Audit-Related Fees

The aggregate fees billed by PwC for the fiscal year ended October 31, 2005 for assurance and related services that are reasonably related to the performance of the audit or review of Novell’s financial statements and are not reported as “Audit Fees,” including an audit of a foreign retirement fund, were $1,000.

The aggregate fees billed by PwC for the fiscal year ended October 31, 2006 for assurance and related services that are reasonably related to the performance of the audit or review of Novell’s financial statements and are not reported as “Audit Fees,” including an audit of a license fee, were $2,000.

142	Novell annual report 2006

Tax Fees

The aggregate fees billed by PwC for the fiscal year ended October 31, 2005 for services rendered for tax compliance, tax advice and tax planning, which included tax return preparation in various foreign jurisdictions, consultation regarding various tax issues, support provided to management in connection with income and other tax audits, and tax services for expatriate employees, were $198,178.

The aggregate fees billed by PwC for the fiscal year ended October 31, 2006 for services rendered for tax compliance, tax advice and tax planning, which included tax return preparation in various foreign jurisdictions, consultation regarding various tax issues, support provided to management in connection with income and other tax audits, services relating to transfer pricing analysis, and tax services for expatriate employees, were $26,344.

All Other Fees

The aggregate fees billed by PwC for the fiscal year ended October 31, 2005 for products and services other than those described above, including license fees for product research, were $1,500.

There were no fees billed by PwC for the fiscal year ended October 31, 2006 for products and services other than those described above.

Pre-approval Policies and Procedures

All audit and non-audit services to be performed by Novell’s independent registered public accounting firm must be approved in advance by the Audit Committee. As permitted by the SEC’s rules, the Audit Committee has authorized each of its members to pre-approve audit, audit-related, tax and non-audit services, provided that such approved service is reported to the full Audit Committee at its next meeting.

As early as practicable in each fiscal year, the independent auditor provides to the Audit Committee a schedule of the audit and other services that the independent auditor expects to provide or may provide during the fiscal year. The schedule will be specific as to the nature of the proposed services, the proposed fees, and other details that the Audit Committee may request. The Audit Committee will by resolution authorize or decline the proposed services. Upon approval, this schedule will serve as the budget for fees by specific activity or service for the next twelve months.

A schedule of additional services proposed to be provided by the independent auditor, or proposed revisions to services already approved, along with associated proposed fees, may be presented to the Audit Committee for their consideration and approval at any time. The schedule will be specific as to the nature of the proposed service, the proposed fee, and other details that the Audit Committee may request. The Audit Committee will by resolution authorize or decline authorization for each proposed new service.

Applicable SEC rules and regulations permit waiver of the pre-approval requirements for services other than audit, review or attest services if certain conditions are met. Out of the services characterized above as “Audit-Related,” “Tax,” and “All Other,” none were billed pursuant to these provisions in fiscal years 2005 or 2006 without pre-approval.

Novell annual report 2006	143

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1.) Financial Statements:

The following documents are filed as a part of this Annual Report on Form 10-K for Novell, Inc.:

Consolidated Statements of Operations for the fiscal years ended October 31, 2006, October 31, 2005 and October 31, 2004.

Consolidated Balance Sheets at October 31, 2006 and October 31, 2005.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended October 31, 2006, October 31, 2005 and October 31, 2004.

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2006, October 31, 2005 and October 31, 2004.

Notes to Consolidated Financial Statements.

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(2.) Financial Statement Schedules:

The following consolidated financial statement schedule is included on page 147 of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

Schedules other than that listed above are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(3.) Exhibits:

A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 148 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)	Exhibits

See Item 15(a)(3).

(c)	Financial Statement Schedules

See Item 15(a)(2).

144	Novell annual report 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc.
(Registrant)

By:	/s/ Ronald W. Hovsepian
Ronald W. Hovsepian,
President and Chief Executive Officer

Date: May 25, 2007

Novell annual report 2006	145

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ronald W. Hovsepian (Ronald W. Hovsepian)	President and Chief Executive Officer (Principal Executive Officer)	May 25, 2007

/s/ Dana C. Russell (Dana C. Russell)	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 25, 2007

/s/ Albert Aiello (Albert Aiello)	Director	May 25, 2007

/s/ Fred Corrado (Fred Corrado)	Director	May 25, 2007

/s/ Richard L. Crandall (Richard L. Crandall)	Director	May 25, 2007

/s/ Patrick S. Jones (Patrick S. Jones)	Director	May 25, 2007

/s/ Claudine B. Malone (Claudine B. Malone)	Director	May 25, 2007

/s/ Richard L. Nolan (Richard L. Nolan)	Director	May 25, 2007

/s/ Thomas G. Plaskett (Thomas G. Plaskett)	Director	May 25, 2007

/s/ John W. Poduska, Sr. (John W. Poduska, Sr.)	Director	May 25, 2007

/s/ James D. Robinson, III (James D. Robinson, III)	Director	May 25, 2007

/s/ Kathy Brittain White (Kathy Brittain White)	Director	May 25, 2007

146	Novell annual report 2006

NOVELL, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Accounts Receivable Allowance

		Additions	Additions		Deductions	Deductions
	Balance at	Charged to	Charged to	Additions	from	from Bad		Balance
	Beginning	Return	Bad Debt	from	Return	Debt	Deductions from	at End
	of Period	Allowances	Allowances	Acquisition	Allowances	Allowances	Disposition	of Period
	(In thousands)

Fiscal year ended October 31, 2004	$26,852	$3,778	$1,074	$2,468	$6,332	$3,444	$—	$24,396
October 31, 2005	$24,396	$6,466	$329	$12	$9,983	$4,582	$—	$16,638
October 31, 2006	$16,638	$1,202	$51	$320	$7,103	$1,273	$4,261	$5,574

Novell annual report 2006	147

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Amendment No. 1 to Agreement and Plan of Reorganization, dated as of May 24, 2001, by and among Novell, Inc., Ceres Neptune Acquisition Corp. and Cambridge Technology Partners (Massachusetts), Inc. (1) (Annex A)
2.2		Agreement and Plan of Merger, dated as of June 9, 2002 by and among Novell, Inc., Delaware Planet, Inc. and Silver Stream Software, Inc. (2) (Exhibit 2.1)
3.1		Certificate of Incorporation. (3) (Exhibit 3.1)
3.2		By-Laws, as amended and restated April 10, 2007. (4) (Exhibit 3.2)
4.1		Reference is made to Exhibit 3.1
4.2		Form of certificate representing the shares of Novell common stock. (5) (Exhibit 4.3)
4.3		Preferred Shares Rights Agreement, dated as of December 7, 1988, as amended and restated effective September 20, 1999, by and between Novell, Inc. and Chase Mellon Shareholder Services, L.L.C. (6) (Exhibit 1)
4.4		Indenture dated as of July 2, 2004 between the Registrant and Wells Fargo Bank, National Association, as Trustee. (7) (Exhibit 4.1)
4.5		First Supplemental Indenture dated as of November 9, 2006 between the Registrant and Wells Fargo Bank, National Association, as Trustee. (8) (Exhibit 99.2)
10.1		Registration Rights Agreement dated July 2, 2004 between the Registrant and Citigroup Global Markets Inc., for itself and on behalf of certain purchasers. (7) (Exhibit 10.1)
10	.2*	Novell, Inc. 1989 Employee Stock Purchase Plan. (9) (Exhibit 4.1)
10	.3*	Novell, Inc. 1991 Stock Plan. (10) (Exhibit 4.1)
10	.4*	Novell, Inc. 2000 Stock Plan. (11) (Exhibit 4.2)
10	.5*	Novell, Inc. 2000 Stock Option Plan. (11) (Exhibit 4.1)
10	.6*	UNIX System Laboratories, Inc. Stock Option Plan. (12) (Exhibit 4.3)
10	.7*	Novell, Inc. Stock Option Plan for Non-Employee Directors. (13) (Exhibit 4.1)
10	.8*	Novell, Inc./SilverStream Software, Inc. 1997 Stock Incentive Plan. (14) (Exhibit 4.2)
10	.9*	Novell, Inc./SilverStream Software, Inc. 2001 Stock Incentive Plan. (14) (Exhibit 4.3)
10	.10*	Novell, Inc./SilverStream Software, Inc./eObject, Inc. 2000 Stock Plan. (14) (Exhibit 4.4)
10	.11*	Novell, Inc./SilverStream Software, Inc./Bondi Software, Inc. Employee Stock Option Plan. (14) (Exhibit 4.5)
10	.12*	Novell, Inc. Stock Based Deferred Compensation Plan. (15) (Appendix E)
10	.13*	Novell, Inc. Stock-Based Deferred Compensation Plan — Stock Purchase Assistance Subplan. (16) (Exhibit 10.13)
10	.14*	Key Employment Agreement dated as of May 22, 2001 between the Registrant and Jack L. Messman. (1) (Exhibit C to Annex A)
10	.15*	Severance Agreement dated as of January 7, 2005 between the Registrant and Jack L. Messman. (16) (Exhibit 10.15)
10	.16*	Severance Agreement dated as of March 25, 2003 between the Registrant and Alan J. Friedman. (17) (Exhibit 10.16)
10	.17*	Severance Agreement dated as of May 29, 2003 between the Registrant and Ronald W. Hovsepian. (17) (Exhibit 10.17)
10	.18*	Amendment 2005-1 to Severance Agreement dated as of October 31, 2005 between the Registrant and Ronald W. Hovsepian. (18) (Exhibit 10.18)
10	.19*	Severance Agreement dated as of March 25, 2003 between the Registrant and Joseph A. LaSala, Jr. (17) (Exhibit 10.18)
10	.20*	Severance Agreement dated as of February 10, 2003 between the Registrant and Joseph S. Tibbetts, Jr. (17) (Exhibit 10.20)

148	Novell annual report 2006

Exhibit
Number		Description

10	.21*	Severance Agreement dated as of September 7, 2005 between the Registrant and Susan Heystee. (18) (Exhibit 10.21)
10	.22*	Severance Agreement dated as of October 3, 2005 between the Registrant and Thomas Francese. (18) (Exhibit 10.22)
10	.23*	Severance Agreement dated as of November 28, 2005 between the Registrant and Jeffrey M. Jaffe. (18) (Exhibit 10.23)
10	.24*	Severance Agreement dated as of April 24, 2007 between Registrant and Dana C. Russell. (20) (Exhibit 10.1)
10	.25*	Letter Agreement dated December 15, 1995 between Novell, Inc. and RRE Advisors, LLC. (19) (Exhibit 10.2)
10	.26*	Novell, Inc. Non-employee Director Compensation Summary. (18) (Exhibit 10.25)
10	.27*	Novell, Inc. Deferred Compensation Plan.(16)
10	.28*	Offer letter dated and countersigned May 27, 2003 between the Registrant and Ron Hovsepian. (21)
10	.29*	Offer letter countersigned February 14, 2004 between the Registrant and Susan Heystee. (21)
10	.30*	Offer letter dated August 31, 2005 and countersigned September 2, 2005 between the Registrant and Thomas Francese. (21)
10	.31*	Letter of Understanding dated August 1, 2006 between the Registrant and Thomas Francese. (21)
10	.32*	Offer letter dated and countersigned November 7, 2005 between the Registrant and Jeffrey M. Jaffe. (21)
10.33		Second Amended and Restated Technical Collaboration Agreement effective November 2, 2006 between the Registrant and Microsoft Corporation. (21) (22)
10.34		First Amended and Restated Business Collaboration Agreement effective November 2, 2006 between the Registrant and Microsoft Corporation. (21) (22)
10.35		Patent Cooperation Agreement effective November 2, 2006 between the Registrant and Microsoft Corporation (21) (22)
10.36		Side Letter Agreement, dated November 7, 2006, to the Patent Cooperation Agreement between the Registrant and Microsoft Corporation. (21)
21		Subsidiaries of the Registrant. (21)
23.1		Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm. (21)
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (21)
31.1		Rule 13a-14(a) Certification (21)
31.2		Rule 13a-14(a) Certification (21)
32.1		18 U.S.C. Section 1350 Certification. (21)
32.2		18 U.S.C. Section 1350 Certification. (21)

*	Indicates management contracts or compensatory plans

(1)	Incorporated by reference to the Annex or Exhibit identified in parentheses, filed as an annex or exhibit to the Proxy Statement-Prospectus forming a part of the Registration Statement on Form S-4 (Reg. No. 333-59326) of the Registrant, filed April 20, 2001 and amended May 25, 2001.

(2)	Incorporated by reference to the Exhibit identified in the parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 10, 2002 (File No. 0-13351).

(3)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended April 30, 2004 (File No. 0-13351).

(4)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 16, 2007 (File No. 0-13351).

Novell annual report 2006	149

(5)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-1, filed November 30, 1984, and amendments thereto (File No. 2- 94613).

(6)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form 8-A, dated December 13, 1999 (File No. 0-13351).

(7)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended July 31, 2004 (File No. 0-13351).

(8)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 15, 2006 (File No. 0-13351).

(9)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed October 12, 2001 (File No. 333-62087).

(10)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed May 29, 1996 (File No. 333-04775).

(11)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed July 1, 2000 (File No. 333-41328).

(12)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed July 2, 1993 (File No. 33-65440).

(13)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed May 30, 1996 (File No. 333-04823).

(14)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed August 6, 2002 (File No. 333-97713).

(15)	Incorporated by reference to the Appendix identified in parentheses, filed as an exhibit to the Proxy Statement of the Registrant filed March 17, 2003.

(16)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2004 (File No. 0-13351).

(17)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2003 (File No. 0-13351).

(18)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2005 (File No. 0-13351).

(19)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2001 (File No. 0-13351).

(20)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 27, 2007 (File No. 0-13351).

(21)	Filed herewith.

(22)	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

150	Novell annual report 2006