Form 10-Q
period 2007-01-31
NOVELL INC
filed 2007-05-25
CIK 758004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one)
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of April 30, 2007 there were 346,742,418 shares of the registrant’s common stock outstanding.

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
     We implemented the guidance applicable to the initial adoption of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” as of November 1, 2005. Accordingly, our financial statements for the 2006 fiscal year, included in this report, reflect cumulative adjustments of approximately $19 million for unrecorded stock-based compensation expense, and related income tax effects, as a decrease to retained earnings as of November 1, 2005, the beginning of our 2006 fiscal year. The adjustment to retained earnings will reduce retained earnings as of the beginning of the 2006 fiscal year from $984 million to $965 million, or a reduction of two percent. (See Note C to the consolidated financial statements included in our fiscal 2006 Annual Report on Form 10-K.)

Part I. Financial Information
Item 1. Financial Statements
NOVELL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	January 31,	October 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,025,478	$675,787
Short-term investments	790,033	790,500
Receivables (net of allowances of $6,347 and $5,574 at January 31, 2007 and October 31, 2006, respectively)	146,291	233,986
Prepaid expenses	38,099	32,328
Other current assets	27,254	28,524

Total current assets	2,027,155	1,761,125

Property, plant and equipment, net	182,721	184,084
Goodwill	420,275	424,701
Intangible assets, net	38,980	40,404
Deferred income taxes	4,586	4,770
Long-term investments	—	2,263
Other assets	32,391	32,376

Total assets	$2,706,108	$2,449,723

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,592	$44,419
Accrued compensation	71,031	103,710
Other accrued liabilities	101,941	106,837
Income taxes payable	47,560	49,600
Deferred revenue	425,079	380,979

Total current liabilities	687,203	685,545
Deferred income taxes	4,119	4,186
Long-term deferred revenue	303,285	45,992
Senior convertible debentures	600,000	600,000

Total liabilities	1,594,607	1,335,723

Redeemable securities:
Series B Preferred Stock, $.10 par value, Authorized — 1,000 shares; Outstanding — 0 shares at January 31, 2007 and 187 shares at October 31, 2006 (at redemption value)	—	9,350

Stockholders’ equity:
Common stock, par value $.10 per share, Authorized — 600,000,000 shares; Issued — 361,750,215 and 358,512,471 shares at January 31, 2007 and October 31, 2006, respectively, Outstanding — 346,603,749 and 343,362,534 shares at January 31, 2007 and October 31, 2006, respectively	36,175	35,851
Additional paid-in capital	363,794	338,954
Treasury stock, at cost — 15,146,466 and 15,149,937 shares at January 31, 2007 and October 31, 2006, respectively	(124,655)	(124,684)
Retained earnings	820,499	840,449
Accumulated other comprehensive income	15,688	14,080

Total stockholders’ equity	1,111,501	1,104,650

Total liabilities, redeemable securities and stockholders’ equity	$2,706,108	$2,449,723

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended
	January 31,	January 31,
	2007	2006
	(unaudited)
Net revenue:
Software licenses	$38,351	$42,102
Maintenance, subscriptions, and services	191,225	200,192

Total net revenue	229,576	242,294

Cost of revenue:
Software licenses	4,227	4,545
Maintenance, subscriptions, and services	69,986	76,778

Total cost of revenue	74,213	81,323

Gross profit	155,363	160,971

Operating expense (income):
Sales and marketing	90,872	88,193
Product development	46,467	43,724
General and administrative	31,157	28,801
Restructuring expenses	7,351	(1,000)
Impairment of long-lived assets	10,848	—

Total operating expense	186,695	159,718

Income (loss) from operations	(31,332)	1,253

Other income (expense):
Investment income	20,717	14,854
Gain on sale of venture capital funds	3,591	—
Impairment of investments	—	(387)
Interest expense and other, net	(6,249)	(1,489)

Total other income	18,059	12,978

Income (loss) from continuing operations before income taxes	(13,273)	14,231
Income tax expense	6,672	10,001

Income (loss) from continuing operations	(19,945)	4,230

Loss from discontinued operations before taxes	—	(1,043)
Income tax expense on discontinued operations	—	1,322

Loss from discontinued operations	—	(2,365)

Net income (loss)	$(19,945)	$1,865

Basic earnings per share:
Income (loss) from continuing operations	$(0.06)	$0.01
Discontinued operations	—	(0.01)

Net income (loss) per share available to common stockholders	$(0.06)	$0.00

Diluted earnings per share:
Income (loss) from continuing operations	$(0.06)	$0.01
Discontinued operations	—	(0.01)

Net income (loss) per share available to common stockholders	$(0.06)	$0.00

Weighted-average shares outstanding — basic	345,522	385,787
Weighted-average shares outstanding — diluted	345,522	394,534
The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three Months Ended
	January 31,	January 31,
	2007	2006
	(unaudited)
Cash flows from operating activities
Net income (loss)	$(19,945)	$1,865
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	6,499	13,695
Tax effects of stock-based compensation plans	1,986	4,039
Excess tax benefits from stock-based compensation	(1,986)	(4,039)
Depreciation and amortization	11,164	11,511
Increase (decrease) in accounts receivable allowances	773	(2,973)
Utilization of previously reserved acquired net operating losses	2,471	544
Impairment of long-lived assets	10,848	—
Gain on sale of venture capital funds	(3,591)	—
Impairment of long-term investments, net of gains on sale	(1,738)	387
Changes in current assets and liabilities, excluding the effect of acquisitions and dispositions:
Receivables	86,922	111,349
Prepaid expenses	(5,771)	(3,921)
Other current assets	1,243	4,718
Deferred income taxes	117	537
Accounts payable	(2,754)	(1,843)
Accrued liabilities	(40,103)	(72,446)
Deferred revenue	301,393	(38,300)

Net cash provided by operating activities	347,528	25,123

Cash flows from financing activities
Issuance of common stock, net	7,385	9,876
Excess tax benefits from stock-based compensation	1,986	4,039
Payment of cash dividends on Series B Preferred Stock	(5)	—

Net cash provided by financing activities	9,366	13,915

Cash flows from investing activities
Purchases of property, plant and equipment	(4,958)	(7,603)
Purchases of short-term investments	(76,358)	(228,981)
Maturities of short-term investments	21,937	24,083
Sales of short-term investments	54,553	209,372
Proceeds from the sale of venture capital funds	4,964	—
Cash paid for acquisition of RedMojo, net of cash acquired	(9,727)	—
Cash paid for equity investment in Open Invention Network, LLC	—	(4,225)
Purchases of long-term investments	—	(2,462)
Proceeds from the sales of and distributions from long-term investments	1,738	2,206
Other	648	2,462

Net cash used in investing activities	(7,203)	(5,148)

Increase in cash and cash equivalents	349,691	33,890
Cash and cash equivalents — beginning of period	675,787	811,238

Cash and cash equivalents — end of period	$1,025,478	$845,128

Supplemental disclosure of non-cash activities:
Conversion of Series B Preferred Stock to Common Stock	$9,350	$—
Contribution of patents to Open Invention Network, LLC	$—	$14,383
The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007
A. Quarterly Financial Statements
          The interim consolidated financial statements as of January 31, 2007 and for the three months ended January 31, 2007 and 2006 were prepared by Novell, Inc. (“Novell”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. The accompanying financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of the financial condition and results of operations of Novell as of and for the interim periods presented. The interim operating results are not necessarily indicative of the results for a full year.
     Reclassifications
          Certain amounts reported in prior years also have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on net income and net income per share available to common stockholders.
B. Significant Accounting Policies
Recognition Policy – Microsoft Agreements-related Revenue
          On November 2, 2006, we entered into a Business Collaboration Agreement, a Technical Collaboration Agreement, and a Patent Cooperation Agreement with Microsoft Corporation that collectively are designed to build, market and support a series of new solutions to make Novell and Microsoft products work better together for customers. Each of the agreements is scheduled to expire on January 1, 2012.
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
          The Technical Collaboration Agreement focuses primarily on four areas:
•	Development of technologies to optimize SLES and Windows, each running as guests in a virtualized setting on the other operating system;

•	Development of management tools for managing heterogeneous virtualization environments, to enable each party’s management tools to command, control and configure the other party’s operating system in a virtual machine environment;

•	Development of translators to improve interoperability between Microsoft Office and OpenOffice document formats; and

•	Collaboration on improving directory and identity interoperability and identity management between Microsoft Active Directory software and Novell eDirectory software.
          Under the Technical Collaboration Agreement, Microsoft agreed to provide funding to help accomplish these broad objectives, subject to certain limitations.

     Under the Patent Cooperation Agreement, Microsoft agreed to covenant with our customers not to assert its patents against our customers for their use of our products and services for which we receive revenue directly or indirectly, with certain exceptions, while we agreed to covenant with Microsoft’s customers not to assert our patents against Microsoft’s customers for their use of Microsoft products and services for which Microsoft receives revenue directly or indirectly, with certain exceptions. In addition, we and Microsoft each irrevocably released the other party, and its customers, from any liability for patent infringement arising prior to November 2, 2006, with certain exceptions. Both we and Microsoft have payment obligations under the Patent Cooperation Agreement. Microsoft made an up-front net balancing payment to us of $108 million, and we will make ongoing payments to Microsoft totaling a minimum of $40 million over the five year term of the agreement based on a percentage of our Open Platform Solutions and Open Enterprise Server revenues.
     As the three agreements are interrelated and were negotiated and executed simultaneously, for accounting purposes we considered all of the agreements to constitute one arrangement containing multiple elements. The SLES subscription purchases of $240 million were within the scope of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and are being accounted for based on vendor specific objective evidence of fair value. We will recognize the revenue ratably over the respective subscription terms beginning upon customer activation, or for subscriptions which expire un-activated, if any, we will recognize revenue upon subscription expiration. Objective evidence of the fair value of elements within the Patent Cooperation Agreement and Technical Collaboration Agreement did not exist. As such, we combined the $108 million for the Patent Cooperation Agreement payment and amounts we will receive for the Technical Collaboration Agreement and are recognizing this revenue ratably over the contractual term of the agreements of 5 years. Our periodic payments to Microsoft will be recorded as a reduction of revenue. The contractual expenditures by Microsoft, including the dedicated sales force of $34 million and the marketing funds of $60 million, do not obligate us to perform, and, therefore, do not have an accounting consequence to us.
C. Acquisitions
     RedMojo
     On November 17, 2006, we acquired all of the outstanding shares of RedMojo Inc (“RedMojo”), a privately-held technology company that specialized in cross platform virtualization management software tools. RedMojo’s products have been integrated into our systems and resource management products. The purchase price was approximately $9.7 million in cash plus merger and transaction costs of approximately $0.2 million. In addition, as part of the acquisition, we established a bonus pool of approximately $0.6 million for RedMojo employees who satisfy certain criteria. The bonus pool was not accrued as a component of the purchase price and any bonus payments out of this pool will be expensed when earned. RedMojo’s results of operations were included in our consolidated financial statements beginning on the acquisition date.
     The purchase price was allocated as follows:

	Estimated	Estimated
	Fair Value	Useful Life
	(In thousands)
Identifiable intangible assets:
Developed technology	$2,370	3 years
Goodwill	7,554	Indefinite

Total net assets acquired	$9,924

     Developed technology is being amortized over their estimated useful lives. Goodwill is not amortized but is periodically evaluated for impairment.
     Developed technology relates to RedMojo products that were commercially available and could be combined with Novell products and services. Discounted expected future cash flows attributable to the products were used to determine the value of developed technology. This resulted in a valuation of approximately $2.4 million related to developed technology that had reached technological feasibility.
     Goodwill from the acquisition resulted from our belief that the virtualization products developed by RedMojo are a valuable addition to our systems and resource management offerings. We believe they will help us remain competitive in the virtualization markets and increase our systems and resource management revenue. The goodwill from the RedMojo acquisition was allocated to our systems and resource management operating segment (see Note G).
     RedMojo’s revenue and income were immaterial in prior years and would not have had a material impact to Novell’s reported financial results.

D. Microsoft Agreements
     On November 2, 2006, we entered into a Business Collaboration Agreement, a Technical Collaboration Agreement, and a Patent Cooperation Agreement with Microsoft Corporation, discussed above in Significant Accounting Policies.
     During the first quarter of fiscal 2007, we recorded gross revenue of $7.6 million and payments of $1.2 million related to the Microsoft agreements. At January 31, 2007, we had deferred revenue relating to these agreements of $338.5 million, of which $80.9 million is classified as current deferred revenue and $257.6 million is classified as long-term deferred revenue.
E. Cash, Cash Equivalents, and Short-Term Investments
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
     At January 31, 2007, approximately $7.3 million of our equity securities were designated for deferred compensation payments, which are paid out as requested by the participants of the plan.
     At January 31, 2007, contractual maturities of our short-term investments were:

		Fair Market
(In thousands)	Cost	Value
Less than one year	$245,842	$244,161
Due in one to two years	175,097	173,372
Due in two to three years	101,676	101,222
Due in more than three years	186,919	186,320
No contractual maturity	84,401	84,958

Total short-term investments	$793,935	$790,033

     When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in investment income in the consolidated statements of operations. Realized gains and losses on short-term investments were as follows:

	Three months ended
	January 31,	January 31,
(In thousands)	2007	2006
Realized gains	$105	$126
Realized losses	$337	$1,222
     We had net unrealized losses related to short-term investments of $3.9 million at January 31, 2007 compared to net unrealized losses of $3.6 million at October 31, 2006. Our short-term investment portfolio includes gross unrealized gains and losses of $0.8 million and $4.7 million, respectively, as of January 31, 2007. We did not record any impairment losses on short-term investments during the first three months of fiscal 2007 or fiscal 2006 as we considered the unrealized losses to be temporary.

F. Long-Term Investments
          During the fourth quarter of fiscal 2006, we sold all of our rights, titles, interests and obligations for 22 of our 23 Venture Capital Funds, which were classified in long-term investments in the consolidated balance sheet for total proceeds of $71.3 million. The sale of one-half of one fund closed in fiscal 2006, and the sale of the remaining one-half of that fund closed in the first quarter of fiscal 2007, resulting in an additional gain in the first quarter of fiscal 2007 of $3.6 million on proceeds of $5.0 million. The remaining venture capital fund that was not sold has a book value of zero.
G. Goodwill and Intangible Assets
          Goodwill
          The following is a summary of goodwill as of the dates shown resulting from the indicated acquisitions:

	January 31,	October 31,
	2007	2006
	(In thousands)
SUSE	$172,086	$172,086
SilverStream	106,042	108,253
e-Security	59,990	59,699
Ximian	32,605	32,605
Tally	14,909	14,909
Immunix	13,967	14,227
Salmon	2,106	11,906
RedMojo	7,554	—
Onward Novell	2,010	2,010
Other technology companies	9,006	9,006

Total goodwill	$420,275	$424,701

     In fiscal 2007, we began operating and reporting our financial results in five new operating segments based on information solution categories. These business units are:
•	Open platform solutions;

•	Systems and resource management;

•	Identity and security management;

•	Workgroup; and

•	Business consulting.
Because we changed our segments this quarter, we performed a goodwill impairment test, which did not result in an impairment, however, future performance of the new segments could result in a non-cash impairment charge. Prior to fiscal 2007, we operated and reported our financial results in three segments based on geographic area:
•	Americas — included the United States, Canada and Latin America

•	EMEA — included Eastern and Western Europe, Middle East, and Africa

•	Asia Pacific — included China, Southeast Asia, Australia, New Zealand, Japan, and India
     The following table summarizes the allocation of goodwill from the old geographical segments to the new business unit segments based on the relative fair values of the reporting units as of November 1, 2006:

(In thousands)	Americas	EMEA	Asia Pacific	Total
Open platform solutions	$35,565	$32,394	$7,960	$75,919
Systems and resource management	72,688	30,023	525	103,236
Identity and security management	14,120	62,576	10,640	87,336
Workgroup	104,766	29,075	8,513	142,354
Business consulting	—	15,856	—	15,856

Balance as of November 1, 2006	$227,139	$169,924	$27,638	$424,701

     Goodwill allocated to the new reporting segments as of January 31, 2007 is as follows:

		Systems and	Identity and
	Open Platform	Resource	Security		Business
(In thousands)	Solutions	Management	Management	Workgroup	Consulting	Total
Balance as of October 31, 2006	$75,919	$103,236	$87,336	$142,354	$15,856	$424,701
RedMojo acquisition	—	7,554	—	—	—	7,554
Impairment	—	—	—	—	(10,207)	(10,207)
Adjustments	(400)	(544)	(462)	(754)	387	(1,773)

Balance as of January 31, 2007	$75,519	$110,246	$86,874	$141,600	$6,036	$420,275

     Adjustments during the first quarter of fiscal 2007 decreased goodwill by $1.8 million and were comprised of $2.5 million in tax-related adjustments partially offset by a $0.4 million increase in foreign currency adjustments and a $0.3 million purchase price adjustment related to the acquisition of e-Security. The $2.5 million tax adjustments were attributable to the SilverStream and Immunix acquisitions and related to the reversal of deferred tax asset valuation allowances for acquired net operating loss carryforwards that were utilized by income generated in the first quarter of fiscal 2007.
     At January 31, 2007, we determined that it was more likely than not that our Salmon business consulting group, which is a component of the Business Consulting segment, would be sold. This determination triggered the need to test the $11.9 million of goodwill related to Salmon for impairment. Using an estimate of proceeds to be received upon sale as an indicator of Salmon’s fair value, we determined that $10.2 million of Salmon’s goodwill had become impaired, and was therefore, written off during the quarter. Salmon is classified as held for use at January 31, 2007.
     Intangible Assets
     The following is a summary of intangible assets:

	January 31, 2007			October 31, 2006
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value	Asset Lives
	(In thousands)
Developed technology	$33,299	$(22,366)	$10,933	$30,929	$(21,128)	$9,801	3-4 years
Trademarks and trade names	24,731	(174)	24,557	24,731	(131)	24,600	3 years or Indefinite
Customer/contractual relationships	22,436	(18,982)	3,454	23,002	(17,381)	5,621	3 years
Internal use software	5,193	(5,157)	36	5,193	(4,921)	272	3 years
Non-compete agreement	347	(347)	—	422	(312)	110	3 years

Total intangible assets	$86,006	$(47,026)	$38,980	$84,277	$(43,873)	$40,404

     During the first quarter of fiscal 2007, we acquired developed technology of $2.4 million related to the acquisition of RedMojo, which will be integrated into our systems and resource management products.
     As discussed above under the “Goodwill” subheading, during the first quarter of fiscal 2007, we reviewed other long-lived assets related to our Salmon business consulting group for impairment. This review resulted in the determination that $0.5 million of customer/contractual relationship intangible assets and $0.1 million of non-compete agreement intangible assets had become impaired and therefore were written off during the first quarter of fiscal 2007.
     Amortization of intangible assets for the first quarters of fiscal 2007 and 2006 was $3.2 million and $2.8 million, respectively. Amortization of existing intangibles is estimated to be approximately $5.4 million for the remainder of fiscal 2007, $6.3 million in fiscal 2008, $3.0 million in fiscal 2009, and less than $0.1 million in fiscal 2010, with nothing thereafter.
H. Income Taxes
     We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the first quarter of fiscal 2007, we provided for income taxes of $6.7 million. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items). Pursuant to FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), we excluded our U.S. operations and related tax effects from the calculation of our estimated annual effective tax rate. We determined that inclusion of the U.S. operations in the estimated annual effective tax rate would not provide a reliable estimate as small changes in estimated income would result in significant changes in the estimated annual effective tax rate. As such, the tax effects of U.S. operations were recognized discretely in the same period the income was recorded. Due to the utilization of a significant amount of our net operating loss carryforwards in previous years, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” in fiscal 2006, we elected to follow the tax ordering laws to determine the sequence in which deductions and net operating loss carryforwards are utilized. Accordingly, during the first quarter of fiscal 2007, a tax benefit relating to stock options for current year exercises and utilization of previously reserved net operating losses of $2.0 million was credited to additional paid-in capital, and a tax benefit relating to the utilization of previously reserved acquired net operating losses of $2.5 million was credited to goodwill.
     The effective tax rate differs from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, and differences between book and tax treatment of certain items of income. The effective tax rate for the first quarter of fiscal 2007 was 50% compared to the effective tax rate of 70% on income from continuing operations for the same period in 2006. The effective tax rate for the first quarter of fiscal 2007 differs from the effective tax rate for the same quarter of fiscal 2006 due to losses from continuing operations in the first quarter of fiscal 2007, which offset income tax expense associated primarily with the use of previously reserved U.S. acquired net operating loss carryovers.
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
     We paid cash for income taxes on continuing operations of $4.8 million in the first quarter of fiscal 2007 and $3.9 million during the same period of fiscal 2006. We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated. The amount reflected in the consolidated balance sheet at January 31, 2007 is considered adequate based on our assessment of many factors including: results of tax audits, past experience and interpretations of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors.
I. Line of Credit
     As of January 31, 2007, we had a $25.0 million bank line of credit available for letter of credit purposes. At January 31, 2007, there were standby letters of credit of $14.9 million outstanding under this line, all of which are collateralized by cash. On April 1, 2007, we voluntarily decreased our bank line of credit to $20.0 million. The bank line of credit expires on April 1, 2008. The bank line of credit is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. In addition, at January 31, 2007, we had outstanding letters of credit of an insignificant amount at other banks.
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
J. Restructuring and Merger Liabilities
     Restructuring Liabilities
     During the first quarter of fiscal 2007, we recorded net restructuring expenses of $7.4 million, of which $7.5 million related to restructuring activities recognized during the first quarter of fiscal 2007 and $0.1 million related to a net decrease of previously recorded restructuring liabilities.
     The first quarter of fiscal 2007 restructuring action is a continuation of the restructuring plan that we implemented during the fourth quarter of fiscal 2006 and is anticipated to continue throughout fiscal 2007. This restructuring plan relates to efforts to restructure our business to improve profitability. These efforts center around three main initiatives: (1) improving our sales model and sales staff specialization; (2) integrating product development approach; and (3) improving in administrative and support functions. Specific actions taken during the first quarter of fiscal 2007 included reducing our workforce by 96 employees in sales, consulting, general and administrative, operations, product development, marketing, and technical support. These reductions occurred at all geographic locations and levels of the organization. Total restructuring expenses by operating segment were as follows: $5.7 million in corporate unallocated operating costs, $0.9 million in identity and security management, $0.4 million in workgroup, $0.3 million in open platform solutions, and $0.2 million in systems and resource management.
     Our restructuring activities in previous periods are disclosed in detail in our Annual Report on Form 10-K for fiscal 2006. The following table summarizes the restructuring reserve balance at January 31, 2007 and activity during the first quarter of fiscal 2007:

	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002
(In thousands)	Restructurings	Restructurings	Restructurings	Restructurings	Restructuring	Restructuring	Total
Balance at October 31, 2006:
Workforce reductions	$—	$3,097	$1,333	$—	$—	$—	$4,430
Excess facilities, property and equipment	—	15	3,866	877	2,212	2,236	9,206
Other restructuring-related costs	—	128	57	—	—	—	185

Total restructuring reserve balance	—	3,240	5,256	877	2,212	2,236	13,821

Adjustments/Original Charge:
Workforce reductions	6,512	(160)	—	—	—	—	6,352
Excess facilities, property and equipment	747	—	126	—	(60)	(102)	711
Other restructuring-related costs	282	—	6	—	—	—	288

Total adjustments/ Original Charge	7,541	(160)	132	—	(60)	(102)	7,351

Payments:
Workforce reductions	(4,127)	(2,360)	(164)	—	—	—	(6,651)
Excess facilities, property and equipment	(747)	(15)	(93)	(125)	(476)	(180)	(1,636)
Other restructuring-related costs	(73)	(27)	—	—	—	—	(100)

Total payments	(4,947)	(2,402)	(257)	(125)	(476)	(180)	(8,387)

Balance at January 31, 2007:
Workforce reductions	2,385	577	1,169	—	—	—	4,131
Excess facilities, property and equipment	—	—	3,899	752	1,676	1,954	8,281
Other restructuring-related costs	209	101	63	—	—	—	373

Total restructuring reserve balance	$2,594	$678	$5,131	$752	$1,676	$1,954	$12,785

     Net adjustments reduced the restructuring reserves during the first three months of fiscal 2007 by $0.1 million related to changes in estimates, related to various severance and benefit and facility estimates and are reflected in the table above for the respective restructuring action.
     Merger Liabilities
     The following table summarizes the merger liabilities balance and activity during the first three months of fiscal 2007:

	Balance at			Balance at
	October 31,	Additions From	Payments/	January 31,
(In thousands)	2006	Acquisitions	adjustments	2007
Facilities related	$14,457	$—	$(280)	$14,177
Employee related	85	—	(85)	—
Other	102	149	346	597

Total merger liabilities	$14,644	$149	$(19)	$14,774

     Additions from acquisitions relates to merger liabilities from the acquisition of RedMojo in November 2007.

     As of January 31, 2007, the remaining unpaid restructuring and merger liability balances include accrued liabilities related to lease costs for redundant facilities which will be paid over the respective remaining contract terms, and various professional fees which will be paid over the next twelve months.
K. Senior Convertible Debentures
     On July 2, 2004, we issued and sold $600.0 million aggregate principal amount of our senior convertible debentures (“Debentures”) due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year until maturity, commencing January 15, 2005.
     In connection with the issuance of the Debentures, we incurred $14.9 million of issuance costs, which primarily consisted of investment banker, legal and other professional fees. These costs are classified within Other Assets and are being amortized as interest expense using the effective interest method over the term from issuance through the date that the holders can first require repurchase of the Debentures (July 15, 2009). Amortization expense related to the issuance costs was $0.7 million for the first quarter of fiscal 2007.
     Due to the voluntary review of our historical stock-based compensation practices that was announced in August 2006 and not completed until May 2007, we did not file our third quarter fiscal 2006 Form 10-Q in a timely manner. In September 2006, we received a letter from Wells Fargo Bank, N.A., the trustee of our Debentures, which asserted that Novell is in default under the indenture because of the delay in filing its Form 10-Q for the period ended July 31, 2006. The letter stated that the asserted default would not become an “event of default” under the indenture if the company cured the default within 60 days after the date of the notice. We believe that these above-mentioned notices of default were invalid and without merit because the indenture only requires us to provide the trustee copies of SEC reports within 15 days after such filings are actually made. However, in order to avoid the expense and uncertainties of further disputing whether a default under the indenture has occurred, we solicited consents from the holders of the Debentures to proposed amendments to the indenture that would give Novell until Thursday, May 31, 2007 to become current in our SEC reporting obligations and a waiver of rights to pursue remedies available under the indenture with respect to any default caused by our not filing SEC reports timely. On November 9, 2006, we received consents from the holders of the Debentures, and therefore we and the trustee entered into a first supplemental indenture implementing the proposed amendments described in the consent solicitation statements. Under the terms of the consent solicitation and first supplemental indenture, we will pay an additional 7.3% per annum, or $44.0 million, in special interest on the Debentures from November 9, 2006 to, but excluding November 9, 2007. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), since the change in the terms of the Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification, and therefore the additional $44.0 million of special interest payments will be expensed over the period from November 9, 2006 through July 15, 2009. During the period of November 9, 2006 through July 15, 2009, the new effective interest rate on this debt, including the $44.0 million, will be 3.2%. The $44.0 million will be paid as special interest payments over three periods; the first payment of $8.1 million occurred in January 2007. The next payment of $22.0 million will occur in July 2007 and the final payment of $13.9 million will occur in January 2008. During the first quarter of fiscal 2007, we incurred interest expense of $4.4 million, related to the Debentures and made cash payments for interest of $9.6 million during the first quarter of fiscal 2007. In addition, we paid approximately $1.5 million in fees to Citigroup for work performed on the consent process.
L. Guarantees
     We have provided guarantees to foreign taxing authorities in the amount of $3.4 million related to a foreign tax audit. It is expected that the term of the foreign tax audit guarantee will continue until the conclusion of the audit. In addition, we have provided guarantees in the amount of $0.9 million, in total, to vendors of our foreign subsidiaries to guarantee payments on contracts. At January 31, 2007, we had $2.7 million accrued for these guarantees. We have also provided other guarantees of insignificant amounts for various purposes.
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
N. Redeemable Preferred Stock
     On November 10, 2006, IBM converted the remaining 187 outstanding shares of our Series B Preferred Stock into 1.5 million shares of our common stock.

O. Net Income (Loss) Per Share From Continuing Operations Available to Common Stockholders
     The following table reconciles the numerators and denominators of the net income (loss) per share from continuing operations calculation for the first quarters of fiscal 2007 and 2006:

	Three Months Ended
	January 31,	January 31,
(In thousands, except per share data)	2007	2006
Basic net income (loss) per share computation:
Net income (loss) from continuing operations	$(19,945)	$4,230
Dividends on Series B Preferred Stock	—	(47)
Allocation of earnings to holders of Series B Preferred Stock	—	(16)

Net income (loss) from continuing operations attributable to common stockholders	$(19,945)	$4,167

Weighted-average common shares outstanding, excluding unvested restricted stock	345,522	385,787

Basic net income (loss) per share from continuing operations attributable to common stockholders	$(0.06)	$0.01

Diluted net income (loss) per share computation:
Net income (loss) from continuing operations	$(19,945)	$4,230
Dividends on Series B Preferred Stock	—	(47)
Allocation of earnings to the holders of Series B Preferred Stock	—	(16)

Diluted net income (loss) from continuing operations attributable to common stockholders	$(19,945)	$4,167

Weighted-average common shares outstanding	345,522	385,787
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	—	8,747

Total adjusted weighted-average common shares	345,522	394,534

Diluted net income (loss) per share from continuing operations attributable to common stockholders	$(0.06)	$0.01

     The 1.5 million shares of common stock attributable to the assumed conversion of outstanding Series B Preferred Stock in the first quarter of fiscal 2006, and the 52.0 million shares attributable to the assumed conversion of outstanding Debentures in the first quarter of fiscal 2007 and 2006, respectively, were not included in the calculation of diluted net income per share in the first quarters of fiscal 2007 and 2006 as their effects were antidilutive. Incremental shares attributable to the assumed conversion of outstanding options with exercise prices that were less than the average market price (“in the money”) for the three months ended January 31, 2007 were not included in the calculation of diluted net income per share as their effect would have been antidilutive. Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out of the money”) for the three months ended January 31, 2007 were also not included in the calculation of diluted net income per share as their effect would have been antidilutive. Out of the money options for the first quarters of fiscal 2007 and 2006 totaled 22,314,425 and 21,459,300, respectively.
P. Comprehensive Income
     The components of comprehensive income (loss) are as follows:

	Three Months Ended
	January 31,	January 31,
(In thousands)	2007	2006
Net income (loss)	$(19,945)	$1,865
Change in net unrealized loss on investments	(335)	1,270
Change in pension liability	—	106
Change in cumulative translation adjustments	1,943	641

Comprehensive income (loss)	$(18,337)	$3,882

     Our accumulated other comprehensive income is comprised of the following:

	January 31,	October 31,
	2007	2006
	(In thousands)
Net unrealized loss on investments	$(3,902)	$(3,567)
Cumulative translation adjustment	19,590	17,647

Total accumulated other comprehensive income	$15,688	$14,080

Q. Stock-Based Compensation
     We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) on November 1, 2006. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
     We currently have five stock award plans that allow us to grant stock options, restricted stock, restricted units and other equity based awards to employees and consultants, and one stock option plan that allows us to grant stock options to non-employee members of the Board of Directors. All stock-based compensation awards are issued under one of these six stock award plans. When granting stock options, we typically grant nonstatutory options at fair market value on the date of grant. We also grant restricted stock and restricted stock units. These plans are discussed in more detail in Note U to our audited consolidated financial statements contained in our fiscal 2006 Annual Report on Form 10-K.
     We made the following stock options, restricted stock and restricted stock unit grants in the first quarters of 2007 and 2006:

	Quarter ended
(shares/units in 000s)	January 31, 2007	January 31, 2006
Stock options:
Performance-based	701	1,036
Time-based	1,609	1,225
Restricted stock:
Performance-based	—	175
Time-based	—	275
Restricted stock units:
Performance-based	175	34
Time-based	571	34
     Stock Options
     Performance-based. In the first quarters of fiscal 2007 and 2006, we granted stock options to executives that will vest based on the achievement of certain revenue targets set in each of the four fiscal years beginning in the year of grant. If the targets are not met, the stock options will expire unvested.
     Time-based. In the first quarter of fiscal 2007 and 2006, we granted stock options to executives and non-executive employees. Options vest 25% on the first anniversary of the grant date and monthly thereafter to 100% at the end of four years. The options expire in 8 years.
     Restricted Stock
     Performance-based. In the first quarter of fiscal 2006, we granted restricted stock to executives that will vest based on the achievement of certain profit targets set in each of the four fiscal years beginning in the year of grant. If the targets are not met, the restricted stock will not vest and will be repurchased by Novell at its original grant price.
     Time-based. In the first quarter of fiscal 2006, we granted restricted stock to executives that will vest proportionally on each grant date annual anniversary over a period of three or four years.

     Restricted Stock Units
     Performance-based. In the first quarters of fiscal 2007 and 2006, we granted restricted units to executives that will vest based on the achievement of certain profit targets on set in each of the four fiscal years beginning in the year of grant. If the targets are not met, the restricted units will expire and will not be released.
     Time-based. In the first quarter of fiscal 2006, we granted restricted units to executives and in the first quarter of fiscal 2007 we granted restricted units to executive and non-executive employees. Most units vest proportionally on each grant date anniversary over three or four years.
     The fair value of restricted stock units granted in the first quarter of fiscal 2007 was based on the fair market value of our stock on the date of grant. The weighted average fair value per share of restricted stock units granted in the first quarter of 2007 was $6.17.
     Our consolidated statement of operations for the first quarter of fiscal 2007 and 2006 includes the following amounts of stock-based compensation expense in the respective captions:

	Three months ended	Three months ended
(In thousands)	January 31, 2007	January 31, 2006
Cost of revenue	$1,047	$1,062

Sales and marketing	1,860	3,532
Product development	2,151	2,637
General and administrative	1,441	6,271

Operating expense	5,452	12,440
Tax benefit	—	—

Stock compensation expense from continuing operations	6,499	13,502
Discontinued Operations	—	193

Total stock compensation expense	$6,499	$13,695

     Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.8 years was $71.5 million at January 31, 2007.
     Employee Stock Purchase Plan
     Subsequent to the issuance of SFAS No. 123(R), we amended and re-introduced our Employee Stock Purchase Plan (“ESPP”). The amended ESPP eliminated the “look back” feature of the plan and reduced the purchase discount to 5% off of the end of offering period stock price. As a result of these amendments, our ESPP is considered non-compensatory under SFAS No. 123(R) and, accordingly, no compensation expense has been recorded for issuances under the ESPP. There were no shares issued under the ESPP during the first quarters of fiscal 2007 or 2006.
R. Segment Information
     Beginning in the first quarter of fiscal 2007, we began operating and reporting our financial results in four new product-related business unit segments based on information solution categories and a business consulting segment. The new segments are:
•	Open platform solutions

•	Systems and resource management

•	Identity and security management

•	Workgroup

•	Business consulting
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

     Prior to fiscal 2007, we operated and reported our financial results in three segments based on geographic area:
•	Americas — included the United States, Canada and Latin America

•	EMEA — included Eastern and Western Europe, Middle East, and Africa

•	Asia Pacific — included China, Southeast Asia, Australia, New Zealand, Japan, and India
     The four product-related operating segments sell our software and services. These offerings are sold in the United States directly and through original equipment manufacturers, resellers, and distributor channels, and internationally directly and through original equipment manufacturers and distributors who sell to dealers and end users. The business consulting operating segment conducts general consulting activities and is comprised of our Salmon and Swiss consulting units. Operating results by segment are as follows:

	Three Months Ended
	January 31, 2007			January 31, 2006
			Operating			Operating
(in thousands)	Net revenue	Gross Profit	income (loss)	Net revenue	Gross Profit	income (loss)
Open platform solutions	$23,634	$15,036	$2,673	$17,302	$10,349	$(1,100)
Systems and resource management	42,275	33,686	26,393	42,444	34,409	27,566
Identity and security management	47,615	18,937	3,870	50,273	20,176	6,911
Workgroup	104,862	86,267	74,587	118,335	93,136	80,969
Business consulting	11,190	1,437	1,437	13,940	2,901	2,901
Unallocated stock compensation	—	—	(6,499)	—	—	(13,695)

Common unallocated operating costs	—	—	(133,793)	—	—	(102,299)

Total per statements of operations	$229,576	$155,363	$(31,332)	$242,294	$160,971	$1,253

     Common unallocated operating (costs) income includes corporate services common to all segments such as sales and marketing, general and administrative costs, infrastructure costs, restructuring, impairment, and litigation settlement income or expense.
     For the first quarters of fiscal 2007 and 2006, revenues in the United States were $109.8 million and $115.5 million, respectively. Revenues from customers outside the United States were $119.8 million and $126.8 million in the first quarters of fiscal 2007 and 2006, respectively. For the first quarter of fiscal 2007 and 2006, 71% and 70%, respectively, of our revenues outside the United States were in EMEA. During the first quarter of fiscal 2007 and fiscal 2006, there were no international countries that accounted for more than 10% of our net revenue. No single customer accounted for more than 10% of our total revenue for any period presented.
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
     We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the quarter-end, the fair value of the derivatives as of January 31, 2007 is insignificant. Gains and losses recognized during a quarter on these foreign currency contracts are recorded as other income or expense and generally offset corresponding gains and losses on the underlying hedged assets and liabilities, resulting in negligible effect to our financial statements.
T. Discontinued Operations
     On May 24, 2006, we sold our shares in Celerant consulting to a group comprised of Celerant management and Caledonia Investments plc. Celerant consulting is accounted for as a discontinued operation and accordingly its results of operations and the gain on its sale in prior periods are reported separately in a single line item in our Consolidated Statement of Operations. During the first quarter of fiscal 2006, revenue from Celerant consulting included in discontinued operations was $32.1 million.

U. Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure relative to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006 (Novell’s fiscal 2008, beginning November 1, 2007). We are currently evaluating the impact of this interpretation on our financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS No. 159”). SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Previously, accounting rules required different measurement attributes for different assets and liabilities that created artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (Novell’s fiscal 2009), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.
     In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements”, (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12. (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (Novell’s fiscal 2008), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.
V. Subsequent Events
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by law, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, some of which may be similar to those of other companies of similar size in our industry, including pre-tax losses, rapid technological changes, competition, limited number of suppliers, customer concentration, failure to successfully integrate acquisitions, adverse government regulations, failure to manage international activities, and loss of key individuals. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for fiscal 2006 filed with the Securities and Exchange Commission on May 25, 2007. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal 2006 and in other documents that we file from time to time with the Securities and Exchange Commission.
Introduction
     We are a global infrastructure software and services company. We help customers lower costs, manage complexity and mitigate risk, allowing them to focus on business innovation and growth. Our singular focus is providing global leadership in enterprise-wide operating systems based on Linux and open source, and the security and systems management services required to operate and integrate mixed-source environments. By delivering these solutions to our customers, either directly or through our global network of partners, we are able to help customers drive increased performance from their IT infrastructure at a reduced cost.
     In addition to our technology offerings, we also offer a worldwide network of consultants, trainers, and technical support personnel to help our customers and partners best utilize our software. We also have partnerships with application providers, hardware and software vendors, and consultants and systems integrators. In this way we can offer a full solution to our customers.
     To best align our business with our strategy, we have organized the company into four product-related business units. This is a change from our prior practice of reporting along geographic segments. Our business unit segments are Open Platform Solutions, Systems and Resource Management, Identity and Security Management and Workgroup and are described below in more detail. In addition to these four business units, we also report a Business Consulting segment comprised of our UK and Swiss consulting units, both of which mostly conduct general IT consulting activities.
     Open Platform Solutions. Customers depend on reliable information systems that must support many types of computing workloads. In the past, organizations would have turned to Windows, Solaris, and UNIX to meet their various computing needs. Today, however, customers are beginning to turn to Linux for their enterprise computing needs. Linux and its corresponding open source community offer maximum flexibility, lower costs, tight security, powerful performance, and ongoing innovation.
     We deliver Linux solutions for the enterprise, and the SUSE Linux Enterprise platform underpins all of these products. SUSE Linux Enterprise is a leading distribution that focuses considerable effort on interoperability with both open-source and proprietary systems and provides ease in usability and management. Our primary Linux offerings are:
•	SUSE Linux Enterprise Server 10

•	SUSE Linux Enterprise Desktop 10

•	openSUSE (formerly SUSE LINUX Professional)

•	SUSE Engineering
     Systems and Resource Management. Customers have endless combinations of platforms, systems, and applications. Viruses, hackers, compliance issues, theft, and user error are increasing demands on customers’ IT departments. Increased mobility and increasing pressure to do more with less makes the task of managing corporate IT resources even more difficult.

     With our resource management solution, customers can define business and IT policies to automate the management of multiple IT resources. As a result, customers reduce IT effort, control IT costs, and reduce IT skill requirements to fully manage and leverage their IT investment. Our primary Security and Resource Management offerings are:
•	ZENworks Suite

•	ZENworks Patch Management

•	ZENworks Asset Management

•	ZENworks Linux Management
     Identity and Security Management. Security continues to be a top priority for all customers. Today’s enterprises must protect their IT infrastructure from information theft, comply with regulatory mandates, and ensure the privacy of customer, partner, and employee information. This requires customers to cost-effectively secure and protect business assets without compromising new business opportunities or reducing operational effectiveness.
     Our security, identity, and access management solutions help customers integrate, secure and manage information assets as well as reduce complexity and ensure compliance. Adding intelligence to every part of a customer’s IT environment makes them more agile and secure. Our solutions leverage automated, centrally managed policies to support the enterprise. Our partners’ expertise, experience and technology provide some of the most comprehensive information security solutions in the industry today. Our primary Identity and Security Management offerings are:
•	Identity Manager

•	Access Manager

•	SecureLogin

•	Sentinel

•	eDirectory
     Workgroup. All organizations, regardless of size, face the challenge of providing a technical environment that supports the work processes of its employees. It is essential that customers have an environment that supports employee productivity, business processes and enables constant interaction. Employees must have the ability to communicate, share ideas and information, and have information and resources accessible when and where they need them. Constrained IT budgets must provide a flexible infrastructure that supports these activities in addition to systems administration time and expense.
     We provide comprehensive and adaptable workgroup solutions that provide all the infrastructure, services and tools customers require to effectively and securely collaborate across a myriad of devices. We offer the security, reliability, and manageability our customers’ employees need to efficiently get their jobs done at lower cost. Our primary Workgroup products are:
•	Novell Open Workgroup Suite

•	Open Enterprise Server (“OES”)

•	GroupWise

•	NetWare
Overview
     Beginning in the first quarter of fiscal 2007, we began operating and reporting our financial results in four new business unit segments based on information solution categories and a business consulting segment. The new segments are:
•	Open platform solutions

•	Systems and resource management

•	Identity and security management

•	Workgroup

•	Business consulting
     Below is an update on each of our product business units:
•	Within our open platform solutions business unit, Linux and Open Source products remain an important growth business. Revenues from our Linux platform products increased 46% year over year during the first quarter of fiscal 2007. In November 2006, we announced a significant partnership with Microsoft. While the agreement did not significantly impact recognized revenue in the quarter, a number of deals were signed during the quarter which contributed to record invoicing levels. The momentum from the Microsoft agreements remains strong. We expect strong revenue performance in open platform solutions in fiscal 2007.

•	Systems and resource management products continue to be an important part of our product offering. As IT environments become more complex, the need to automate the management and tracking of IT assets increases. We believe our solutions uniquely meet these needs. In addition, we expect to release our data center automation offering at the end of the year which will further enhance our systems and resource management product offerings.

•	We continue to grow our position in the Identity and Security Management market. We expect to launch significant, new enhancements for our Identity Manager and Sentinel solutions in the first half of this year. We expect strong revenue growth, in excess of market growth rates, in fiscal 2007.

•	We continue to manage the decline of our revenue from our Workgroup products, such as OES and NetWare and NetWare-related products. Our Workgroup revenue base is an important source of cash flow and provides us potential opportunity to sell additional products and services. Our Workgroup business declined by 11% during the first quarter of fiscal 2007 compared to the same period a year ago.
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
     In support of this strategy, we have identified several key internal initiatives including redesigning our sales model; realigning our research and development processes; and implementing changes in our administrative and support functions with the primary goal to simplify and refocus our business and increase sustainable profitability. These initiatives and their implementation involve opportunities, risks and challenges. We anticipate incurring restructuring charges ranging from $35 million to $45 million when fully implemented. We are in the early stages of implementing these initiatives, but anticipate completing them by the end of fiscal 2007.
Critical Accounting Policies
     Recognition Policy – Microsoft Agreements-related Revenue
     On November 2, 2006, we entered into a Business Collaboration Agreement, a Technical Collaboration Agreement, and a Patent Cooperation Agreement with Microsoft Corporation that collectively are designed to build, market and support a series of new solutions to make Novell and Microsoft products work better together for customers. Each of the agreements is scheduled to expire on January 1, 2012.
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
     The Technical Collaboration Agreement focuses primarily on four areas:
•	Development of technologies to optimize SLES and Windows, each running as guests in a virtualized setting on the other operating system;

•	Development of management tools for managing heterogeneous virtualization environments, to enable each party’s management tools to command, control and configure the other party’s operating system in a virtual machine environment;

•	Development of translators to improve interoperability between Microsoft Office and OpenOffice document formats; and

•	Collaboration on improving directory and identity interoperability and identity management between Microsoft Active Directory software and Novell eDirectory software.
     Under the Technical Collaboration Agreement, Microsoft agreed to provide funding to help accomplish these broad objectives, subject to certain limitations.
     Under the Patent Cooperation Agreement, Microsoft agreed to covenant with our customers not to assert its patents against our customers for their use of our products and services for which we receive revenue directly or indirectly, with certain exceptions, while we agreed to covenant with Microsoft’s customers not to assert our patents against Microsoft’s customers for their use of Microsoft products and services for which Microsoft receives revenue directly or indirectly, with certain exceptions. In addition, we and Microsoft each irrevocably released the other party, and its customers, from any liability for patent infringement arising prior to November 2, 2006, with certain exceptions. Both we and Microsoft have payment obligations under the Patent Cooperation Agreement. Microsoft made an up-front net balancing payment to us of $108 million, and we will make ongoing payments to Microsoft totaling a minimum of $40 million over the five year term of the agreement based on a percentage of our Open Platform Solutions and Open Enterprise Server revenues.
     As the three agreements are interrelated and were negotiated and executed simultaneously, for accounting purposes we considered all of the agreements to constitute one arrangement containing multiple elements. The SLES subscription purchases of $240 million were within the scope of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and accounted for based on vendor specific objective evidence of fair value. We will recognize the revenue ratably over the respective subscription terms beginning upon customer activation, or for subscriptions which expire un-activated, if any, we will recognize revenue upon subscription expiration. Objective evidence of the fair value of elements within the Patent Cooperation Agreement and Technical Collaboration Agreement did not exist. As such, we combined the $108 million for the Patent Cooperation Agreement payment and amounts we will receive for the Technical Collaboration Agreement and are recognizing this revenue ratably over the contractual term of the agreements of 5 years. Our periodic payments to Microsoft will be recorded as a reduction of revenue. The contractual expenditures by Microsoft, including the dedicated sales force of $34 million and the marketing funds of $60 million, do not obligate us to perform, and, therefore, do not have an accounting consequence to us.
Acquisitions
     RedMojo
     On November 17, 2006, we acquired all of the outstanding shares of RedMojo Inc, a privately-held technology company that specialized in cross platform virtualization management software tools. RedMojo’s products have been integrated into our systems and resource management products. The purchase price was approximately $9.7 million in cash plus merger and transaction costs of approximately $0.2 million. RedMojo’s results of operations were included in our consolidated financial statements beginning on the acquisition date.
Results of Operations
Revenue
     We sell our products, services, and solutions primarily to corporations, government entities, educational institutions, resellers and distributors both domestically and internationally. In the consolidated statements of operations, we categorize revenue as software licenses or maintenance, subscriptions, and services. Software licenses revenue includes sales of proprietary licenses, upgrade licenses and certain royalties. Maintenance, subscriptions, and services revenue includes Linux subscriptions and upgrade protection contracts and global services revenue, which includes technical support, training, and consulting..

	Three Months Ended
	January 31,	January 31,
(dollars in thousands)	2007	2006	Change
Software licenses	$38,351	$42,102	(9)%
Maintenance, subscriptions, and services	191,225	200,192	(4)%

Total net revenue	$229,576	$242,294	(5)%

     Revenue in both our software licenses and maintenance, subscriptions, and services categories decreased primarily due to a decrease in combined NetWare and OES revenue and lower identity and security revenue. The decrease in maintenance, subscriptions, and services revenue was somewhat offset by increased revenue from our Linux platform products. Foreign exchange rate fluctuations favorably impacted revenue by $3.3 million in the first quarter of fiscal 2007 compared to the same period in fiscal 2006.
     We analyze revenue by reporting segment. These reporting segments are:
•	Open platform solutions. Products include:
•	Linux platform products — major products include SUSE Linux Enterprise Server and our SUSE Linux Enterprise Desktop

•	Other open platform products — major products include SUSE Linux Professional
•	Systems and resource management. Products include:
•	ZENworks
•	Identity and security management. Products include:
•	Identity and access management— major products include Identity Manager, Secure Login, and Sentinel

•	Other identity and security management products — major products include eDirectory and web services
•	Workgroup. Products include:
•	Open Enterprise Server (“OES”)

•	NetWare and other NetWare-related — major products include NetWare and Cluster Services

•	Collaboration — major products include GroupWise

•	Other workgroup — major products include BorderManager and Novell iFolder
•	Business consulting — Non-Novell product-related, general business consulting.
     Net revenue in the open platform solutions segment was as follows:

	Three Months Ended
	January 31,	January 31,
(dollars in thousands)	2007	2006	Change
Software licenses	$194	$404	(52)%
Maintenance, subscriptions, and services	17,193	12,723	35%
Global services	6,247	4,175	50%

Total net revenue	$23,634	$17,302	37%

     Revenue from our open platform solutions segment increased in the first quarter of fiscal 2007 compared to the same quarter of fiscal 2006 primarily due to Linux platform products, which increased approximately 46% and open platform-related services, which increased approximately 50%. Software licenses within the open platform segment decreased as most of the revenue in this category is sold under subscriptions and upgrade protection contracts, which we classify as maintenance, subscriptions, and services. Invoicing for the open platform products increased 659% in the first quarter of fiscal 2007 compared to the same quarter of fiscal 2006. This increase includes revenue attributable to the Microsoft agreements.
     Net revenue in the systems and resource management segment was as follows:

	Three Months Ended
	January 31,	January 31,
(dollars in thousands)	2007	2006	Change
Software licenses	$7,465	$6,372	17%
Maintenance, subscriptions, and services	24,697	26,786	(8)%
Global services	10,113	9,286	9%

Total net revenue	$42,275	$42,444	—%

     Revenue from our systems and resource management segment remained relatively flat in the first quarter of fiscal 2007 compared to the same quarter of fiscal 2006. Decreased sales from our desktop management product and the delay of our next release of ZENworks were offset by increased revenue from systems and resource management-related global services. Invoicing in the systems and resource management products increased 7% in the first quarter of fiscal 2007 compared to the same quarter of fiscal 2006.
     Net revenue in the identity and security management segment was as follows:

	Three Months Ended
	January 31,	January 31,
(dollars in thousands)	2007	2006	Change
Software licenses	$11,407	$12,717	(10)%
Maintenance, subscriptions, and services	16,021	17,129	(6)%
Global services	20,187	20,427	(1)%

Total net revenue	$47,615	$50,273	(5)%

     Revenue from our identity and security management segment decreased in the first quarter of fiscal 2007 compared to the same quarter of fiscal 2006 primarily due to lower invoicing levels in the fourth quarter of fiscal 2006, which resulted in lower recognized revenue in the first quarter of fiscal 2007, and decreased sales in the Americas region. However, invoicing in the identity and security management products increased 12% in the first quarter of fiscal 2007 compared to the same quarter of fiscal 2006.
     Net revenue in the workgroup segment was as follows:

	Three Months Ended
	January 31,	January 31,
(dollars in thousands)	2007	2006	Change
Software licenses	$19,285	$22,609	(15)%
Maintenance, subscriptions, and services	61,195	67,846	(10)%
Global services	24,382	27,880	(13)%

Total net revenue	$104,862	$118,335	(11)%

     Revenue from our workgroup segment decreased in the first quarter of fiscal 2007 compared to the same quarter of fiscal 2006 primarily due to an 18% decrease in combined NetWare and OES revenue. Invoicing in the workgroup products also decreased 19% for the combined NetWare and OES products in the first quarter of fiscal 2007 compared to the same quarter of fiscal 2006. These decreases are in line with our expectations of a 15-20% revenue decline year over year.
     Net revenue in the business consulting segment was as follows:

	Three Months Ended
	January 31,	January 31,
(dollars in thousands)	2007	2006	Change
Software licenses	$—	$—	—%
Maintenance, subscriptions, and services	—	—	—%
Global services	11,190	13,940	(20)%

Total net revenue	$11,190	$13,940	(20)%

     Revenue in our business consulting segment decreased in the first quarter of fiscal 2007 compared to the same quarter of fiscal 2006 primarily due to a large consulting engagement that ended at the end of fiscal 2006 and a overall decline in the general IT consulting business.
Deferred revenue
     Deferred revenue represents revenue that is expected to be recognized in future periods. The majority of deferred revenue relates to revenue from the Microsoft agreements and maintenance contracts and subscriptions. Maintenance contracts and subscriptions are recognized ratably over the related service periods, typically one to three years. The increase in current and long-term deferred revenue at January 31, 2007 compared to October 31, 2006 of $301.4 million is primarily attributable to deferred revenue from the Microsoft agreements of approximately $338 million, offset somewhat by seasonality.

     Gross profit

	Three Months Ended
	January 31,	January 31,
(dollars in thousands)	2007	2006	Change
Software licenses gross profit	$34,124	$37,557	(9)%
percentage of related revenue	89%	89%
Maintenance, subscriptions, and services gross profit	$121,239	$123,414	(2)%
percentage of related revenue	63%	62%
Total gross profit	$155,363	$160,971	(3)%
percentage of revenue	68%	66%
     The decrease in gross profit from software licenses for the first quarter of fiscal 2007 compared to the same period of fiscal 2006 is primarily due to decreased sales of software licenses and the related shift in revenue from licenses to subscriptions.
     Gross profit from maintenance, subscriptions, and services as a percentage of related revenue for the first quarter of fiscal 2007 remained relatively flat compared to the same period of fiscal 2006.
     Gross profit by reporting segment was as follows:

	Three Months Ended
	January 31,	January 31,
(dollars in thousands)	2007	2006	Change
Open platform solutions	$15,036	$10,349	45%
percentage of related revenue	64%	60%
Systems and resource management	$33,686	$34,409	(2)%
percentage of related revenue	80%	81%
Identity and security management	$18,937	$20,176	(6)%
percentage of related revenue	40%	40%
Workgroup	$86,267	$93,136	(7)%
percentage of related revenue	82%	79%
Business consulting	$1,437	$2,901	(50)%
percentage of related revenue	13%	21%
Total gross profit	$155,363	$160,971	(3)%
percentage of revenue	68%	66%
     Gross margin on open platform solutions increased as a percentage of related sales in the first quarter of fiscal 2007 compared to the same period of fiscal 2006 primarily due to the increase in open platform solutions revenue. Gross margins in systems and resource management and in identity and security management remained relatively flat as a percentage of related sales in the first quarter of fiscal 2007 compared to the same quarter of fiscal 2006. Gross margin in the workgroup segment increased as a percentage of related sales due primarily to lower consulting costs. Gross margin in business consulting decreased due primarily to increased consulting costs.

     Operating expenses

	Three Months Ended
	January 31,	January 31,
(dollars in thousands)	2007	2006	Change
Sales and marketing	$90,872	$88,193	3%
percentage of revenue	40%	36%
Product development	$46,467	$43,724	6%
percentage of revenue	20%	18%
General and administrative	$31,157	$28,801	8%
percentage of revenue	14%	12%
Restructuring expenses	$7,351	$(1,000)	—%
percentage of revenue	3%	—%
Impairments	$10,848	$—	—%
percentage of revenue	5%	—%
Total operating expenses	$186,695	$159,718	17%
percentage of revenue	81%	66%
     Sales and marketing expenses increased in the first quarter of fiscal 2007 compared to the same period of fiscal 2006 due primarily to planned incremental spending related to our strategic initiative to reduce future costs and optimize our sales force.
     Product development expenses in the first quarter of fiscal 2007 increased compared to the same period of fiscal 2006 due primarily to planned incremental spending related to our strategic initiative to reduce future costs and optimize our product development efforts and investments in realtime Linux, Linux desktop and virtualization. Product development expenses increased in each of our reporting segments, except for Workgroup, which declined 4% from $12.2 million in the first quarter of fiscal 2006 to $11.7 million in the first quarter of fiscal 2007.
     General and administrative expenses increased in the first quarter of fiscal 2007 compared to the same period of fiscal 2006 due primarily to higher legal costs related to our review of our historical stock-based compensation practices, which was completed in May 2007.
     During the first quarter of fiscal 2007, we recorded net restructuring expenses of $7.4 million, of which $7.5 million related to restructuring activities recognized during the first quarter of fiscal 2007 and $0.1 million related to a net decrease of previously recorded restructuring liabilities. The first quarter of fiscal 2007 restructuring action is a continuation of the restructuring plan that we implemented during the fourth quarter of fiscal 2006 and is anticipated to continue throughout fiscal 2007. This restructuring plan relates to efforts to restructure our business to improve profitability. These efforts center around three main initiatives: (1) improving our sales model and sales staff specialization; (2) integrating product development approach; and (3) improving in our support and administrative functions. Specific actions taken during the first quarter of fiscal 2007 included reducing our workforce by 96 employees, in sales, consulting, general and administrative, operations, product development, marketing, and technical support. These reductions occurred at all levels of the organization. Total restructuring expenses by operating segment were as follows: $5.7 million in corporate unallocated operating costs, $0.9 million in Identity and Security Management, $0.4 million in workgroup, $0.3 million in open platform solutions, and $0.2 million in systems and resource management.
     At January 31, 2007, we determined that it was more likely than not that our Salmon business consulting group, which is a component of the Business Consulting segment, would be sold. This determination triggered the need to test the $11.9 million of goodwill related to Salmon for impairment. Using an estimate of proceeds to be received upon sale as an indicator of Salmon’s fair value, we determined that $10.2 million of Salmon’s goodwill had become impaired, and was therefore, written off during the quarter. In addition, we also determined that $0.5 million of customer/contractual relationship intangible assets and $0.1 million of non-compete agreement intangible assets had become impaired and, therefore, were also written off in the first quarter of fiscal 2007.

     Other income (expense)

	Three Months Ended
	January 31,	January 31,
(dollars in thousands)	2007	2006	Change
Investment income	$20,717	$14,854	39%
percentage of revenue	9%	6%
Gain on sale of venture capital funds	$3,591	$—	—%
percentage of revenue	2%	—%
Impairment of investments	$—	$(387)	—%
percentage of revenue	—%	—%
Interest expense and other, net	$(6,249)	$(1,489)	—%
percentage of revenue	(3)%	(1)%
Total other income	$18,059	$12,978	39%
percentage of revenue	8%	5%
     Investment income includes income from short-term investments. Investment income for the first quarter of fiscal 2007 increased compared to the same period in fiscal 2006 due to higher interest rates and increased cash balances due to the $348 million of cash received from the Microsoft agreements.
     During the fourth quarter of fiscal 2006, we sold all of our rights, titles, interests and obligations for 22 of our 23 Venture Capital Funds, which were classified in long-term investments in the consolidated balance sheet for total proceeds of $71.3 million. The sale of one-half of one fund closed in fiscal 2006, and the sale of the remaining one-half of the fund closed in the first quarter of fiscal 2007, resulting in an additional gain in the first quarter of fiscal 2007 of $3.6 million on proceeds of $5.0 million.
     Interest expense and other, net for the first quarter of fiscal 2007 increased compared to the same period of fiscal 2006 due primarily to additional interest expense on our Debentures. Due to the voluntary review of our historical stock-based compensation practices that was announced in August 2006 and not completed until May 2007, we did not file our third quarter fiscal 2006 Form 10-Q in a timely manner. In September 2006, we received a letter from Wells Fargo Bank, N.A., the trustee of our Debentures, which asserted that Novell is in default under the indenture because of the delay in filing its Form 10-Q for the period ended July 31, 2006. In order to avoid the expense and uncertainties of further disputing whether a default under the indenture had occurred, we solicited consents from the holders of the Debentures to proposed amendments to the indenture that would give Novell until Friday, May 31, 2007 to become current in our SEC reporting obligations and a waiver of rights to pursue remedies available under the indenture with respect to any default caused by our not timely filing SEC reports. On November 9, 2006, we received consents from the holders of the Debentures, and therefore we and the trustee entered into a first supplemental indenture implementing the proposed amendments described in the consent solicitation statements. Under the terms of the consent solicitation and first supplemental indenture, we will pay an additional 7.3% per annum, or $44.0 million, in special interest on the Debentures from November 9, 2006 to, but excluding November 9, 2007. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), since the change in the terms of the Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification, and therefore the additional $44.0 million of special interest payments will be expensed over the period from November 9, 2006 through July 15, 2009. During the period of November 9, 2006 through July 15, 2009, the new effective interest rate on this debt, including the $44.0 million, will be 3.2%. The $44.0 million will be paid as special interest payments over three periods; the first payment of $8.1 million occurred in January 2007. The next payment of $22.0 million will occur in July 2007 and the final payment of $13.9 million will occur in January 2008. During the first quarter of fiscal 2007, we incurred interest expense of $4.4 million, related to the Debentures and made cash payments for interest of $9.6 million during the first quarter of fiscal 2007. In addition, we paid approximately $1.5 million in fees to Citigroup for work performed on the consent process.
     Income tax (benefit) expense on income from continuing operations

	Three Months Ended
	January 31,	January 31,
(dollars in thousands)	2007	2006	Change
Income tax expense	$6,672	$10,001	(33)%
percentage of related revenue	3%	4%
Effective tax rate	50%	70%
     We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the first quarter of fiscal 2007, we provided for income taxes of $6.7 million. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items). Pursuant to FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”

(“FIN 18”), we excluded our U.S. operations and related tax effects from the calculation of our estimated annual effective tax rate. We determined that inclusion of the U.S. operations in the estimated annual effective tax rate would not provide a reliable estimate as small changes in estimated income would result in significant changes in the estimated annual effective tax rate. As such, the tax effects of U.S. operations were recognized discretely in the same period the income was recorded. Due to the utilization of a significant amount of our net operating loss carryforwards in previous years, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of SFAS No. 123(R) in fiscal 2006, we elected to follow the tax ordering laws to determine the sequence in which deductions and net operating loss carryforwards are utilized. Accordingly, during the first quarter of fiscal 2007, a tax benefit relating to stock options for current year exercises and utilization of previously reserved net operating losses of $2.0 million was credited to additional paid-in capital and a tax benefit relating to the utilization of previously reserved acquired net operating losses of $2.5 million was credited to goodwill.
     The effective tax rate differs from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, and differences between book and tax treatment of certain items of income. The effective tax rate for the first quarter of fiscal 2007 was 50% compared to the effective tax rate of 70% on income from continuing operations for the same period in 2006. The effective tax rate for the first quarter of fiscal 2007 differs from the effective tax rate for the same quarter of fiscal 2006 due to losses from continuing operations in the first quarter of fiscal 2007, which offset income tax expense associated primarily with the use of previously reserved U.S. acquired net operating loss carryovers.
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
     We paid cash for income taxes on continuing operations of $4.8 million in the first quarter of fiscal 2007 and $3.9 million during the same period of fiscal 2006. We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated. The amount reflected in the consolidated balance sheet at January 31, 2007 is considered adequate based on our assessment of many factors including: results of tax audits, past experience and interpretations of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors.
     Net income (loss) components

	Three Months Ended
	January 31,	January 31,
(dollars in thousands)	2007	2006
Income (loss) from continuing operations	$(19,945)	$4,230
Loss from discontinued operations, net of tax	$—	$(2,365)
Net income (loss)	$(19,945)	$1,865
Discontinued operations in fiscal 2006 relates to the May 2006 sale of Celerant consulting for $77 million in cash.
     Liquidity and Capital Resources

(dollars in thousands)	January 31, 2007	October 31, 2006	Change
Cash, cash equivalents and short-term investments	$1,815,511	$1,466,287	24%
Percent of total assets	67%	60%

     An overview of the significant cash flow activities for the three months ended January 31, 2007 and 2006 is as follows:

	Three Months Ended
(in thousands)	January 31, 2007	January 31, 2006
Cash provided by operating activities	$347,528	$25,123
Issuance of common stock, net	7,385	9,876
Purchases of property, plant and equipment	(4,958)	(7,603)
Proceeds from the sale of venture capital funds	4,964	—
Cash paid for acquisitions, net of cash acquired	(9,727)	—
Cash paid for equity investment in OIN	—	(4,225)
Other long-term investing activities	648	2,462
     Cash provided by operating activities in the first three months of fiscal 2007 included the receipt of $348.0 million in cash in connection with the November 2006 Microsoft agreements.
     As of January 31, 2007, we had cash, cash equivalents and other short-term investments of approximately $405.9 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers, and consists primarily of investment grade securities. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, both of which are subject to market risk. Approximately $7.3 million of our short-term investments are designated for deferred compensation payments, which are paid out as requested by the plan participants. Our short-term investment portfolio includes gross unrealized gains and losses of $0.8 million and $4.7 million, respectively, as of January 31, 2007. We monitor our investments and record losses when a decline in the investment’s market value is determined to be other than temporary. Our bank line of credit, which is used for letter of credit purposes, expires on April 1, 2008. On April 1, 2007, we voluntarily reduced our bank line of credit from $25.0 million to $20.0 million.
     According to the terms of the Open Invention Network LLC (“OIN”) agreement, of which we have a $20.0 million or 17% interest in OIN, we could be required to make future cash contributions which we would fund with cash from operations and cash on hand.
     As of January 31, 2007, we have various operating leases related to our facilities. These leases have minimum annual lease commitments of $20.4 million for the remainder of fiscal 2007, $23.5 million in fiscal 2008, $16.0 million in fiscal 2009, $9.8 million in fiscal 2010, $7.9 million in fiscal 2011, and $34.6 million thereafter. Furthermore, we have $29.2 million of minimum rentals to be received in the future from subleases.
     On July 2, 2004, we issued and sold $600.0 million aggregate principal amount of our Debentures due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year until maturity, commencing January 15, 2005. As previously disclosed, we solicited consents from the holders of the Debentures to proposed amendments to the indenture that would give us until Friday, May 31, 2007 to become current in our SEC reporting obligations and a waiver of rights to pursue remedies available under the indenture with respect to any default caused by our not filing SEC reports timely. On November 9, 2006, we received consents from the holders of the Debentures, and therefore we and the trustee of the Debentures entered into a first supplemental indenture implementing the proposed amendments described in the consent solicitation statements. Under the terms of the consent solicitation, we will pay an additional 7.3% per annum, or approximately $44 million, in special interest on the Debentures from November 9, 2006 to, but excluding, November 9, 2007. The $44.0 million will be paid as special interest payments over three periods; the first payment of $8.1 million occurred in January 2007. The next payment of $22.0 million will occur in July 2007 and the final payment of $13.9 million will occur in January 2008. During the first quarter of fiscal 2007, we incurred interest expense of $4.4 million, related to the Debentures and made cash payments for interest of $9.6 million during the first quarter of fiscal 2007. In addition, we paid approximately $1.5 million in fees to Citigroup for work performed on the consent process.
     There have been no significant changes to our contractual obligations as disclosed in our fiscal 2006 Annual Report on Form 10-K.
     Our principal sources of liquidity continue to be from operations, cash on hand, and short-term investments. At January 31, 2007, our principal unused sources of liquidity consisted of cash and cash equivalents of $1.0 billion and short-term investments in the amount of $790.0 million. During the first three months of fiscal 2007, we generated $347.5 million in cash from operations, including $348 million cash received under the Microsoft agreements. Our specific liquidity needs for the next twelve months are principally for financing of fixed assets, interest payments on the Debentures, payment for various restructuring actions, product development, and needs related to our need to maintain flexibility in a dynamic and competitive operating environment, including the ability to pursue potential acquisition and investment opportunities. We expect our liquidity needs beyond the next twelve months would include those mentioned previously as well as to the possible redemption of our Debentures, which the holders can first require us to repurchase on July 15, 2009.

     We anticipate generating positive cash flows from operations in addition to investment income for the remainder of fiscal 2007 sufficient to fund operations as well as future potential acquisitions, any further integration, restructuring or additional merger-related costs, and planned capital expenditures for the next twelve months. In addition, we have adequate cash and short-term investments on hand.. We believe that borrowings under our credit facilities (current and renewed lines) or offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and would be dependent on market conditions at such time. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions.
Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure relative to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006 (Novell’s fiscal 2008, beginning November 1, 2007). We are currently evaluating the impact of this interpretation on our financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS No. 159”). SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Previously, accounting rules required different measurement attributes for different assets and liabilities that created artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (Novell’s fiscal 2009), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.
     In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements”, (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12. (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (Novell’s fiscal 2008), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of our foreign currency exchange risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at January 31, 2007.
Interest Rate Risk
     The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our strategy is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximately $4.5 million decrease (less than 0.5%) in the fair value of our available-for-sale securities.
Market Risk
     We also hold available-for-sale equity securities in our short-term investment portfolio. As of January 31, 2007, gross unrealized gains before tax effect, on the short-term public equity securities totaled $0.6 million. A reduction in prices of 10% of these short-term equity securities would result in an approximately $0.7 million decrease (less than 0.5%) in the fair value of our short-term investments.
Foreign Currency Risk
     We use derivatives to hedge those net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the United States, impact our consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we do not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $0.4 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.
     We do not currently hedge currency risk related to revenues or expenses denominated in foreign currencies; however, due to a number of factors including net operating margin levels and diversity of currencies, we have not historically experienced large foreign exchange gains or losses related to these revenues and expenses.
     All of the potential changes noted above are based on sensitivity analyses performed on our financial position at January 31, 2007. Actual results may differ materially.

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
(b) Change in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of our self-initiated, voluntary review of our historical stock-based compensation practices and the related potential accounting impact for the period from November 1, 1996 through September 12, 2006 as described in more detail in Note C to our consolidated financial statements contained in our fiscal 2006 Annual Report on Form 10-K, we have implemented improvements to our processes for granting stock-based compensation and plan to implement additional improvements.
Part II. Other Information
     Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.
Item 1. Legal Proceedings
     The information required by this item is incorporated herein by reference from Note M of our financial statements contained in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Form 10-K for the fiscal year ended October 31, 2006.
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