Form 10-Q
period 2007-04-30
NOVELL INC
filed 2007-06-08
CIK 758004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one)
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of May 31, 2007 there were 348,288,881 shares of the registrant’s common stock outstanding.

NOVELL, INC.

Part I. Financial Information
Item 1. Financial Statements
NOVELL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	April 30,	October 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$950,992	$675,787
Short-term investments	840,721	790,500
Receivables (net of allowances of $5,123 and $5,574 at April 30, 2007 and October 31, 2006, respectively)	178,269	233,986
Prepaid expenses	37,406	32,328
Other current assets	30,710	28,524

Total current assets	2,038,098	1,761,125

Property, plant and equipment, net	183,491	184,084
Goodwill	415,815	424,701
Intangible assets, net	38,035	40,404
Deferred income taxes	4,805	4,770
Long-term investments	—	2,263
Other assets	31,131	32,376

Total assets	$2,711,375	$2,449,723

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,386	$44,419
Accrued compensation	90,643	103,710
Other accrued liabilities	97,891	106,837
Income taxes payable	44,837	49,600
Deferred revenue	412,007	380,979

Total current liabilities	688,764	685,545
Deferred income taxes	5,004	4,186
Long-term deferred revenue	287,494	45,992
Senior convertible debentures	600,000	600,000

Total liabilities	1,581,262	1,335,723

Redeemable securities:
Series B Preferred Stock, $.10 par value, Authorized — 1,000 shares; Outstanding — 0 shares at April 30, 2007 and 187 shares at October 31, 2006 (at redemption value)	—	9,350

Stockholders’ equity:
Common stock, par value $.10 per share, Authorized — 600,000,000 shares; Issued — 361,888,884 and 358,512,471 shares at April 30, 2007 and October 31, 2006, respectively; Outstanding — 346,742,418 and 343,362,534 shares at April 30, 2007 and October 31, 2006, respectively	36,189	35,851
Additional paid-in capital	376,365	338,954
Treasury stock, at cost — 15,146,466 and 15,149,937 shares at April 30, 2007 and October 31, 2006, respectively	(124,655)	(124,684)
Retained earnings	818,307	840,449
Accumulated other comprehensive income	23,907	14,080

Total stockholders’ equity	1,130,113	1,104,650

Total liabilities, redeemable securities and stockholders’ equity	$2,711,375	$2,449,723

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended
	April 30,	April 30,
	2007	2006
	(unaudited)
Net revenue:
Software licenses	$41,723	$40,063
Maintenance, subscriptions and services	197,433	193,086

Total net revenue	239,156	233,149

Cost of revenue:
Software licenses	4,260	4,041
Maintenance, subscriptions and services	65,785	73,281

Total cost of revenue	70,045	77,322

Gross profit	169,111	155,827

Operating expenses (income):
Sales and marketing	88,447	89,453
Product development	52,562	47,119
General and administrative	34,625	24,690
Restructuring expenses	4,523	—
Purchased in-process research and development	—	2,110
Gain on sale of property, plant and equipment	—	(2,190)

Total operating expenses	180,157	161,182

Loss from operations	(11,046)	(5,355)

Other income (expense):
Investment income	20,669	15,577
Impairment of investments	—	(226)
Interest expense and other, net	(6,914)	(2,434)

Total other income, net	13,755	12,917

Income from continuing operations before income taxes	2,709	7,562
Income tax expense	2,819	5,607

Income (loss) from continuing operations	(110)	1,955

Income from discontinued operations	574	3,279
Income tax expense on discontinued operations	2,656	1,892

Income (loss) from discontinued operations	(2,082)	1,387

Net income (loss)	$(2,192)	$3,342

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.00)	$0.01
Discontinued operations	(0.01)	0.00

Net income (loss) per share available to common stockholders	$(0.01)	$0.01

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.00)	$0.00
Discontinued operations	(0.01)	0.01

Net income (loss) per share available to common stockholders	$(0.01)	$0.01

Weighted-average shares outstanding — basic	346,492	378,403
Weighted-average shares outstanding — diluted	346,492	385,320
The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Six Months Ended
	April 30,	April 30,
	2007	2006
	(unaudited)
Net revenue:
Software licenses	$80,074	$82,165
Maintenance, subscriptions and services	383,678	387,525

Total net revenue	463,752	469,690

Cost of revenue:
Software licenses	8,487	8,585
Maintenance, subscriptions and services	131,617	145,517

Total cost of revenue	140,104	154,102

Gross profit	323,648	315,588

Operating expenses (income):
Sales and marketing	178,776	177,168
Product development	99,029	90,843
General and administrative	65,622	53,342
Restructuring expenses (benefit)	11,874	(1,000)
Purchased in-process research and development	—	2,110
Gain on sale of property, plant and equipment	—	(2,190)

Total operating expenses	355,301	320,273

Loss from operations	(31,653)	(4,685)

Other income (expense):
Investment income	41,372	30,357
Gain on sale of venture capital funds	3,591	—
Impairment of investments	—	(613)
Interest expense and other, net	(13,163)	(3,923)

Total other income, net	31,800	25,821

Income from continuing operations before income taxes	147	21,136
Income tax expense	12,216	17,210

Income (loss) from continuing operations	(12,069)	3,926

Income (loss) from discontinued operations	(10,137)	2,893
Income tax expense (benefit) on discontinued operations	(69)	1,612

Income (loss) from discontinued operations	(10,068)	1,281

Net income (loss)	$(22,137)	$5,207

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.03)	$0.01
Discontinued operations	(0.03)	0.00

Net income (loss) per share available to common stockholders	$(0.06)	$0.01

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.03)	$0.01
Discontinued operations	(0.03)	0.00

Net income (loss) per share available to common stockholders	$(0.06)	$0.01

Weighted-average shares outstanding — basic	346,007	382,095
Weighted-average shares outstanding — diluted	346,007	389,657
The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Six Months Ended
	April 30,	April 30,
	2007	2006
	(unaudited)
Cash flows from operating activities
Net income (loss)	$(22,137)	$5,207
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	16,432	21,425
Tax effects of stock-based compensation plans	4,063	5,286
Excess tax benefits from stock-based compensation	(4,063)	(5,286)
Depreciation and amortization	21,473	22,378
Change in accounts receivable allowances	(451)	(4,903)
Utilization of previously reserved acquired net operating losses	4,825	3,520
Impairment of long-lived assets	10,848	—
Purchased in-process research and development	—	2,110
Net gain on sale of property, plant and equipment	—	(2,190)
Gain on sale of venture capital funds	(3,591)	—
Impairment of long-term investments, net of gains on sale	(1,738)	498
Gain on sale of discontinued operations, before taxes	(628)	—
Changes in current assets and liabilities, excluding the effect of acquisitions and dispositions:
Receivables	52,990	81,683
Prepaid expenses	(5,078)	(5,195)
Other current assets	(3,291)	(1,326)
Deferred income taxes	783	(669)
Accounts payable	224	268
Accrued liabilities	(25,634)	(60,276)
Deferred revenue	273,906	(61,353)

Net cash provided by operating activities	318,933	1,177

Cash flows from financing activities
Issuance of common stock, net	8,127	18,082
Excess tax benefits from stock-based compensation	4,063	5,286
Payment of cash dividends on Series B Preferred Stock	(5)	(47)
Repurchases of common stock, retired	—	(267,479)

Net cash provided by (used in) financing activities	12,185	(244,158)

Cash flows from investing activities
Purchases of property, plant and equipment	(12,508)	(14,554)
Proceeds from the sale of property, plant and equipment	—	7,258
Proceeds from repayment of note receivable	—	9,092
Purchases of short-term investments	(238,237)	(327,575)
Maturities of short-term investments	73,213	84,809
Sales of short-term investments	117,604	289,024
Proceeds from the sale of venture capital funds	4,964	—
Cash paid for acquisition of RedMojo/eSecurity, net of cash acquired	(9,727)	(71,550)
Proceeds from the sale of Salmon, net of cash divested	2,749	—
Cash paid for equity share of Open Invention Network, LLC	—	(4,225)
Purchases of intangible assets	(875)	—
Purchases of long-term investments	—	(7,129)
Proceeds from the sales of and distributions from long-term investments	1,738	4,115
Other	5,166	4,552

Net cash used in investing activities	(55,913)	(26,183)

Increase (decrease) in cash and cash equivalents	275,205	(269,164)
Cash and cash equivalents — beginning of period	675,787	811,238

Cash and cash equivalents — end of period	$950,992	$542,074

Supplemental disclosure of non-cash activities:
Conversion of Series B Preferred Stock to Common Stock	$9,350	$—
Contribution of patents to Open Invention Network, LLC	$—	$14,383
The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2007
A. Quarterly Financial Statements
     The interim consolidated financial statements as of April 30, 2007 and for the three and six months ended April 30, 2007 and 2006 were prepared by Novell, Inc. (“Novell”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. The accompanying financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of the financial condition and results of operations of Novell as of and for the interim periods presented. The interim operating results are not necessarily indicative of the results for a full year.
 Reclassifications
     In March 2007, we sold our U.K.-based Salmon Ltd. (“Salmon”) business consulting unit. The results of operations for Salmon have been classified as discontinued operations for all periods presented (see Note D). Certain amounts unrelated to this discontinued operation reported in prior years also have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on net income (loss) and net income (loss) per share available to common stockholders.
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

     Developed technology assets are being amortized over their estimated useful lives. Goodwill is not amortized but is periodically evaluated for impairment.
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
     Goodwill from the acquisition resulted from our belief that the virtualization products developed by RedMojo are a valuable addition to our systems and resource management offerings. We believe they will help us remain competitive in the virtualization markets and increase our systems and resource management revenue. The goodwill from the RedMojo acquisition was allocated to our systems and resource management operating segment (see Note H).

     RedMojo’s revenue and income were immaterial in prior years and would not have had a material impact to Novell’s reported financial results.
D. Divestitures
     Salmon
     On March 12, 2007, we sold our shares in Salmon to Okam Limited, a U.K. Limited Holding Company for $4.9 million, plus approximately an additional $3.9 million contingent payment to be received if Salmon meets certain revenue targets. There will be no further shareholder or operational relationship between us and Salmon going forward. Salmon was a component of our business consulting segment and Salmon’s sale will not have an impact on our IT consulting business.
     During the first quarter of fiscal 2007, we determined that it was more likely than not that Salmon would be sold. This determination triggered the need to test the $11.9 million of goodwill related to Salmon for impairment. Using an estimate of proceeds to be received upon sale as an indicator of Salmon’s fair value, we determined that $10.2 million of Salmon’s goodwill had become impaired, and was, therefore, written off during the quarter. In addition, we also determined that $0.5 million of customer/contractual relationship intangible assets and $0.1 million of non-compete agreement intangible assets had become impaired and, therefore, were also written off in the first quarter of fiscal 2007.
     In our second quarter of fiscal 2007, we recognized a gain on the consummation of the sale of approximately $0.6 million. Salmon’s results of operations are classified as a discontinued operation in our consolidated statements of operations.
     The gain on the sale of Salmon was calculated as follows:

(In thousands)
Sales price	$4,914
Costs to sell	(102)

4,812

Net book value of Salmon:
Cash	2,165
Other current assets	4,089
Goodwill	2,177
Other long-term assets	139
Liabilities	(4,386)

4,184

Gain on sale of Salmon before taxes	$628

 Celerant
     On May 24, 2006, we sold our shares in Celerant consulting to a group comprised of Celerant management and Caledonia Investments plc. Celerant consulting is accounted for as a discontinued operation and accordingly its results of operations and the gain on its sale in prior periods are reported separately in a single line item in our consolidated statements of operations.
     The results of discontinued operations for the second quarter and first six months of fiscal years 2007 and 2006 are as follows:

	Three months ended		Six months ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2007	2006	2007	2006
Salmon net revenue	$2,371	$5,577	$7,351	$11,330
Celerant net revenue	$—	$39,590	$—	$71,704

Salmon income (loss) before taxes	$(54)	$658	$83	$1,315
Celerant income before taxes	—	2,621	—	1,578
Impairment of long-lived assets of Salmon	—	—	(10,848)	—
Gain on sale of Salmon	628	—	628	—
Income tax expense (benefit)	2,656	1,892	(69)	1,612

Income (loss) from discontinued operations	$(2,082)	$1,387	$(10,068)	$1,281

E. Microsoft Agreements
     On November 2, 2006, we entered into a Business Collaboration Agreement, a Technical Collaboration Agreement, and a Patent Cooperation Agreement with Microsoft Corporation, discussed above in Significant Accounting Policies.
     During the second quarter and first six months of fiscal 2007, we recorded gross revenue of $12.9 million and $20.5 million, respectively, and payments to Microsoft of $1.0 million and $2.2 million, respectively, related to the Microsoft agreements. At April 30, 2007, we had deferred revenue relating to these agreements of $326.2 million, of which $83.5 million is classified as current deferred revenue and $242.7 million is classified as long-term deferred revenue.
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
     At April 30, 2007, approximately $7.5 million of our equity securities were designated for deferred compensation payments, which are paid out as requested by the participants of the plan.
     At April 30, 2007, contractual maturities of our short-term investments were:

		Fair Market
(In thousands)	Cost	Value
Less than one year	$227,769	$226,636
Due in one to two years	163,061	162,251
Due in two to three years	134,391	134,482
Due in more than three years	212,812	213,111
No contractual maturity	103,454	104,241

Total short-term investments	$841,487	$840,721

     When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in investment income in the consolidated statements of operations. Realized gains and losses on short-term investments were as follows:

	Three months ended		Six months ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2007	2006	2007	2006
Realized gains	$62	$115	$167	$241
Realized losses	$(306)	$(312)	$(643)	$(1,534)
     We had net unrealized losses related to short-term investments of $0.8 million at April 30, 2007 compared to net unrealized losses of $3.6 million at October 31, 2006. Our short-term investment portfolio includes gross unrealized gains and losses of $1.8 million and $2.6 million, respectively, as of April 30, 2007. We did not record any impairment losses on short-term investments during the second quarters and first six months of fiscal 2007 and fiscal 2006 as we considered the unrealized losses to be temporary.

G. Long-Term Investments
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
H. Goodwill and Intangible Assets
     Goodwill
     The following is a summary of goodwill as of the dates shown resulting from the indicated acquisitions:

	April 30,	October 31,
	2007	2006
	(In thousands)
SUSE	$172,086	$172,086
SilverStream	104,555	108,253
e-Security	59,990	59,699
Ximian	31,992	32,605
Tally	14,655	14,909
Immunix	13,967	14,227
Salmon	—	11,906
RedMojo	7,554	—
Onward Novell	2,010	2,010
Other technology companies	9,006	9,006

Total goodwill	$415,815	$424,701

     In the first quarter of fiscal 2007, we began operating and reporting our financial results in four new product-related business unit segments based on information solution categories and a business consulting segment. The new segments are:
•	Open platform solutions

•	Systems and resource management

•	Identity and security management

•	Workgroup

•	Business consulting
     Because we changed our segments beginning November 1, 2006, we performed a goodwill impairment test in the first quarter of fiscal 2007, which did not result in an impairment charge; however, future performance of the new segments could result in a non-cash impairment charge. Prior to fiscal 2007, we operated and reported our financial results in three segments based on geographic area:
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
     The following table summarizes the allocation of goodwill from the old geographical segments to the new business unit segments based on the relative fair values of the reporting units as of November 1, 2006:

(In thousands)	Americas	EMEA	Asia Pacific	Total
Open platform solutions	$35,565	$32,394	$7,960	$75,919
Systems and resource management	72,688	30,023	525	103,236
Identity and security management	14,120	62,576	10,640	87,336
Workgroup	104,766	29,075	8,513	142,354
Business consulting	—	15,856	—	15,856

Balance as of November 1, 2006	$227,139	$169,924	$27,638	$424,701

     Goodwill allocated to the new reporting segments as of April 30, 2007 is as follows:

		Systems and	Identity and
	Open Platform	Resource	Security		Business
(In thousands)	Solutions	Management	Management	Workgroup	Consulting	Total
Balance as of October 31, 2006	$75,919	$103,236	$87,336	$142,354	$15,856	$424,701
RedMojo acquisition	—	7,554	—	—	—	7,554
Impairment	—	—	—	—	(10,207)	(10,207)
Salmon disposition	—	—	—	—	(2,177)	(2,177)
Adjustments	(834)	(1,133)	(959)	(1,564)	434	(4,056)

Balance as of April 30, 2007	$75,085	$109,657	$86,377	$140,790	$3,906	$415,815

     Adjustments during the first six months of fiscal 2007 decreased goodwill by $4.1 million and were comprised principally of $4.8 million in tax-related adjustments partially offset by a $0.4 million increase in foreign currency adjustments. The $4.8 million tax adjustments were attributable to the SilverStream, Immunix, Ximian, and Tally acquisitions and related to the reversal of deferred tax asset valuation allowances for acquired net operating loss carryforwards that were utilized by income generated in the first six months of fiscal 2007.
     During the first quarter of fiscal 2007, we determined that it was more likely than not that Salmon would be sold. This determination triggered the need to test the $11.9 million of goodwill related to Salmon for impairment. Using an estimate of proceeds to be received upon sale as an indicator of Salmon’s fair value, we determined that $10.2 million of Salmon’s goodwill had become impaired, and was, therefore, written off during the quarter. The sale of Salmon was complete during the second quarter of fiscal 2007 and resulted in the write-off, included as a component of the gain on sale calculation, of the remaining $2.2 million of goodwill that was related to Salmon.
     Intangible Assets
     The following is a summary of intangible assets:

	April 30, 2007			October 31, 2006
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value	Asset Lives
	(In thousands)
Developed technology	$34,174	$(23,668)	$10,506	$30,929	$(21,128)	$9,801	3-4 years
Trademarks and trade names	24,731	(217)	24,514	24,731	(131)	24,600	3 years or
							Indefinite
Customer/contractual relationships	19,585	(16,598)	2,987	23,002	(17,381)	5,621	3 years
Internal use software	5,193	(5,165)	28	5,193	(4,921)	272	3 years
Non-compete agreement	—	—	—	422	(312)	110	3 years

Total intangible assets	$83,683	$(45,648)	$38,035	$84,277	$(43,873)	$40,404

     During the first quarter of fiscal 2007, we acquired developed technology of $2.4 million related to the acquisition of RedMojo, which has been integrated into our systems and resource management products. During the second quarter of fiscal 2007, we acquired developed technology for $0.9 million which has been integrated into our identity and security management products.
     As discussed above under the “Goodwill” subheading, during the first quarter of fiscal 2007, we reviewed other long-lived assets related to Salmon for impairment. This review resulted in the determination that $0.5 million of customer/contractual relationship intangible assets and $0.1 million of non-compete agreement intangible assets had become impaired and, therefore, were written off during the first quarter of fiscal 2007.
     Amortization of intangible assets for the second quarters of fiscal 2007 and 2006 was $1.8 million and $3.0 million, respectively. Amortization of intangible assets for the first six months of fiscal 2007 and 2006 was $5.0 million and $5.8 million, respectively. Amortization of existing intangibles is estimated to be approximately $3.7 million for the remainder of fiscal 2007, $6.6 million in fiscal 2008, $3.3 million in fiscal 2009, and $0.2 million in fiscal 2010, with nothing thereafter.
I. Income Taxes
     We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the second quarter and first six months of fiscal 2007, we provided for income tax expense on continuing operations of $2.8 million and $12.2 million, respectively. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items). Pursuant to FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), we excluded our U.S.

operations and related tax effects from the calculation of our estimated annual effective tax rate. We determined that inclusion of the U.S. operations in the estimated annual effective tax rate would not provide a reliable estimate as small changes in estimated income would result in significant changes in the estimated annual effective tax rate. As such, the tax effects of U.S. operations were recognized discretely in the same period the income was recorded. Due to the utilization of a significant amount of our net operating loss carryforwards in previous years, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” in fiscal 2006, we elected to follow the tax ordering laws to determine the sequence in which deductions and net operating loss carryforwards are utilized. Accordingly, during the second quarter and first six months of fiscal 2007, a tax benefit relating to stock options for current year exercises and utilization of previously reserved net operating losses of $2.1 million and $4.1 million, respectively, was credited to additional paid-in capital and a tax benefit relating to the utilization of previously reserved acquired net operating losses of $2.4 million and $4.8 million respectively, was credited to goodwill.
     The effective tax rate differs from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, and differences between book and tax treatment of certain items of income. The effective tax rate on continuing operations for the second quarter of fiscal 2007 was 104% compared to the effective tax rate of 74% on continuing operations for the same period in fiscal 2006. The effective tax rate for the first six months of fiscal 2007 was in excess of 100% (8,310%) compared to the effective tax rate of 81% for the same period in fiscal 2006. The effective tax rate for the second quarter and first six months of fiscal 2007 differs from the effective tax rate for the same periods of fiscal 2006 due to break-even earnings from continuing operations in the second quarter and first six months of fiscal 2007, which offset income tax expense associated primarily with the use of previously reserved U.S. acquired net operating loss carryovers.
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
     We paid cash for income taxes on continuing operations of $7.9 million in the first half of fiscal 2007 and $8.2 million during the same period of fiscal 2006. We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” (“SFAS No. 5”) which requires us to accrue for losses we believe are probable and can be reasonably estimated. During the second quarter of fiscal 2007, we reduced our tax contingency reserves by $6.2 million. This was primarily due to the fact that we closed a tax audit with a foreign tax authority relating to certain prior tax periods. Accordingly, we reversed amounts previously reserved for these prior periods as these reserves were no longer deemed necessary. The amount reflected in the consolidated balance sheet at April 30, 2007 is considered adequate based on our assessment of many factors including: results of tax audits, past experience and interpretations of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors.
J. Line of Credit
     As of April 30, 2007, we had a $20.0 million bank line of credit available for letter of credit purposes. At April 30, 2007, there were standby letters of credit of $15.0 million outstanding under this line, all of which are collateralized by cash. The bank line of credit expires on April 1, 2008. The bank line of credit is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. In addition, at April 30, 2007, we had outstanding letters of credit of an insignificant amount at other banks.
     The bank line of credit is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. We are in full compliance with all the financial covenants and restrictions contained in this credit agreement.
K. Restructuring and Merger Liabilities
     Restructuring Liabilities
     During the first half of fiscal 2007, we recorded net restructuring expenses of $11.9 million, of which $11.7 million related to restructuring activities recognized during the first half of fiscal 2007 and $0.2 million related to a net increase of previously recorded restructuring liabilities.

     The fiscal 2007 restructuring action is a continuation of the restructuring plan that we implemented during the fourth quarter of fiscal 2006 and is anticipated to continue throughout fiscal 2007. This restructuring plan relates to efforts to restructure our business to improve profitability. These efforts center around three main initiatives: (1) improving our sales model and sales staff specialization; (2) integrating product development approach; and (3) improving administrative and support functions. Specific actions taken during the first half of fiscal 2007 included reducing our workforce by 144 employees in sales, consulting, general and administrative, operations, product development, marketing, and technical support. These reductions occurred in all geographic locations and levels of the organization. Total restructuring expenses by operating segment were as follows: $9.1 million in corporate unallocated operating costs, $1.4 million in identity and security management, $0.5 million in workgroup, $0.5 million in open platform solutions, and $0.3 million in systems and resource management.
     Our restructuring activities in previous periods are disclosed in detail in our Annual Report on Form 10-K for fiscal 2006. The following table summarizes the restructuring reserve balance at April 30, 2007 and activity during the first six months of fiscal 2007:

	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002
(In thousands)	Restructurings	Restructurings	Restructurings	Restructurings	Restructuring	Restructuring	Total
Balance at October 31, 2006:
Workforce reductions	$—	$3,097	$1,333	$—	$—	$—	$4,430
Excess facilities, property and equipment	—	15	3,866	877	2,212	2,236	9,206
Other restructuring-related costs	—	128	57	—	—	—	185

Total restructuring reserve balance	—	3,240	5,256	877	2,212	2,236	13,821

Adjustments/Original Charge:
Workforce reductions	9,947	(160)	(98)	—	—	—	9,689
Excess facilities, property and equipment	1,516	—	530	—	(60)	(102)	1,884
Other restructuring-related costs	280	—	38	—	—	—	318

Total adjustments/ Original charge	11,743	(160)	470	—	(60)	(102)	11,891

Payments:
Workforce reductions	(7,146)	(2,857)	(263)	—	—	—	(10,266)
Excess facilities, property and equipment	(820)	(15)	(124)	(252)	(672)	(390)	(2,273)
Other restructuring-related costs	(243)	(13)	—	—	—	—	(256)

Total payments	(8,209)	(2,885)	(387)	(252)	(672)	(390)	(12,795)

Balance at April 30, 2007:
Workforce reductions	2,801	80	972	—	—	—	3,853
Excess facilities, property and equipment	696	—	4,272	625	1,480	1,744	8,817
Other restructuring-related costs	37	115	95	—	—	—	247

Total restructuring reserve balance	$3,534	$195	$5,339	$625	$1,480	$1,744	$12,917

     Net adjustments increased the restructuring reserves during the first six months of fiscal 2007 by $0.2 million. These changes related to various severance and benefit estimates and facility estimates, and are reflected in the table above for the respective restructuring action.

     Merger Liabilities
     The following table summarizes the merger liabilities balance and activity during the first six months of fiscal 2007:

	Balance at			Balance at
	October 31,	Additions From	Payments/	April 30,
(In thousands)	2006	Acquisitions	adjustments	2007
Facilities related	$14,457	$—	$(827)	$13,630
Employee related	85	—	(85)	—
Other	102	149	85	336

Total merger liabilities	$14,644	$149	$(827)	$13,966

     Additions from acquisitions relates to merger liabilities from the acquisition of RedMojo in November 2006.
     As of April 30, 2007, the remaining unpaid restructuring and merger liability balances include accrued liabilities related to workforce reductions, which will be paid over the next twelve months, lease costs for redundant facilities which will be paid over the respective remaining contract terms, and various professional fees which will be paid over the next twelve months.
L. Senior Convertible Debentures
     On July 2, 2004, we issued and sold $600.0 million aggregate principal amount of our senior convertible debentures (“Debentures”) due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year until maturity, commencing January 15, 2005.
     In connection with the issuance of the Debentures, we incurred $14.9 million of issuance costs, which primarily consisted of investment banker, legal and other professional fees. These costs are classified within Other Assets and are being amortized as interest expense using the effective interest method over the term from issuance through the date that the holders can first require repurchase of the Debentures (July 15, 2009). Amortization expense related to the issuance costs was $0.7 million and $1.5 million for the second quarter and first six months of fiscal 2007, respectively.
     Due to the voluntary review of our historical stock-based compensation practices that was announced in August 2006 and not completed until May 2007, we did not file our third quarter fiscal 2006 Form 10-Q, fiscal 2006 Form 10-K, and first quarter fiscal 2007 Form 10-Q in a timely manner. In September 2006, we received a letter from Wells Fargo Bank, N.A., the trustee of our Debentures, which asserted that we were in default under the indenture because of the delay in filing our Form 10-Q for the period ended July 31, 2006. The letter stated that the asserted default would not become an “event of default” under the indenture if we cured the default within 60 days after the date of the notice. We believe that these above-mentioned notices of default were invalid and without merit because the indenture only requires us to provide the trustee copies of SEC reports within 15 days after such filings are actually made. However, in order to avoid the expense and uncertainties of further disputing whether a default under the indenture had occurred, we solicited consents from the holders of the Debentures to proposed amendments to the indenture that would give us until Thursday, May 31, 2007 to become current in our SEC reporting obligations and a waiver of rights to pursue remedies available under the indenture with respect to any default caused by our not filing SEC reports timely. On November 9, 2006, we received consents from the holders of the Debentures, and therefore we and the trustee entered into a first supplemental indenture implementing the proposed amendments described in the consent solicitation statements. Under the terms of the consent solicitation and first supplemental indenture, we will pay an additional 7.3% per annum, or $44.0 million, in special interest on the Debentures from November 9, 2006 to, but excluding November 9, 2007. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), since the change in the terms of the Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification of debt and not an extinguishment of debt, and therefore the additional $44.0 million of special interest payments will be expensed over the period from November 9, 2006 through July 15, 2009. During the period of November 9, 2006 through July 15, 2009, the new effective interest rate on this debt, including the $44.0 million, will be 3.2%. The $44.0 million will be paid as special interest payments over three periods; the first payment of $8.1 million occurred in January 2007. The next payment of $22.0 million will occur in July 2007 and the final payment of $13.9 million will occur in January 2008. During the second quarter and first six months of fiscal 2007, we incurred interest expense of $5.6 million and $10.8 million, respectively, related to the Debentures and made cash payments for interest of $9.6 million during the first six months of fiscal 2007. In addition, we expensed approximately $1.5 million in fees paid to Citigroup for work performed on the consent process. On May 25, 2007, we filed our delinquent reports bringing us current with our SEC reporting obligations.

M. Guarantees
     We have provided guarantees to foreign taxing authorities in the amount of $3.5 million related to foreign tax audits. It is expected that the terms of the foreign tax audit guarantees will continue until the conclusion of the audits. In addition, we have provided guarantees in the amount of $1.0 million, in total, to vendors of our foreign subsidiaries to guarantee payments on contracts. At April 30, 2007, we had $2.7 million accrued for these guarantees. We have also provided other guarantees of insignificant amounts for various purposes.
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
N. Legal Proceedings
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
     On November 12, 2004, we filed suit against Microsoft in the U.S. District Court, District of Utah. We are seeking treble and other damages under the Clayton Act, based on claims that Microsoft eliminated competition in the office productivity software market during the time that we owned the WordPerfect word-processing application and the Quattro Pro spreadsheet application. Among other claims, we allege that Microsoft withheld certain critical technical information about Windows from us, thereby impairing our ability to develop new versions of WordPerfect and other office productivity applications, and that Microsoft integrated certain technologies into Windows designed to exclude WordPerfect and other Novell applications from relevant markets. In addition, we allege that Microsoft used its monopoly power to prevent original equipment manufacturers from offering WordPerfect and other applications to customers. On June 10, 2005, Microsoft’s motion to dismiss the complaint was granted in part and denied in part. On September 2, 2005, Microsoft sought appellate review of the District Court’s denial of its motion. On January 31, 2006, the Fourth Circuit Court of Appeals granted a review of Microsoft’s appeal with respect to the question of whether Novell lacked standing to assert the antitrust claims allowed by the District Court. As a result of Microsoft’s appeal, Novell filed a notice of appeal of the District Court’s dismissal of Novell’s other causes of action. Both appeals have been fully briefed and argued before the Circuit Court; however, it is uncertain when a final decision can be expected. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.
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
     On July 12, 2002, Amer Jneid and other related plaintiffs filed a complaint in the Superior Court of California, Orange County, alleging claims for breach of contract, fraud in the inducement, misrepresentation, infliction of emotional distress, rescission, slander and other claims against us in connection with our purchase of so-called “DeFrame” technology from the plaintiffs and two affiliated corporations (TriPole Corporation and Novetrix), and employment agreements Novell entered into with the plaintiffs in connection with the purchase. The complaint sought unspecified damages, including “punitive damages.” The dispute (resulting in these claims) arises out of the plaintiffs’ assertion that we failed to properly account for license distributions which the plaintiffs claim would have entitled them to certain bonus payouts under the purchase and employment agreements. After a lengthy jury trial in January 2007, the jury returned a verdict in favor of the various plaintiffs on certain contract claims and in favor of us on the remaining claims. The jury verdict found in favor of the plaintiffs and against us in the amount of approximately $19 million. Our equitable defenses are expected to be ruled on by the trial court in late Spring 2007. Depending on the outcome of such rulings, a judgment against us may be entered at such time. In the event a final judgment is entered by the trial court, we intend to file various post-trial motions, including a motion for judgment notwithstanding the verdict. If necessary, we intend to pursue an appeal of any resulting judgment.
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

P. Net Income (Loss) Per Share From Continuing Operations Available to Common Stockholders
     The following tables reconcile the numerators and denominators of the net income (loss) per share from continuing operations calculation for the second quarters and first six months of fiscal 2007 and 2006:

	Three Months Ended
	April 30,	April 30,
(In thousands, except per share data)	2007	2006
Basic net income (loss) per share computation:
Net income (loss) from continuing operations	$(110)	$1,955
Dividends on Series B Preferred Stock	—	(47)
Allocation of earnings to holders of Series B Preferred Stock	—	(8)

Net income (loss) from continuing operations available to common stockholders	$(110)	$1,900

Weighted-average common shares outstanding, excluding unvested restricted stock	346,492	378,403

Basic net income (loss) per share from continuing operations available to common stockholders	$(0.00)	$0.01

Diluted net income (loss) per share computation:
Net income (loss) from continuing operations	$(110)	$1,955
Dividends on Series B Preferred Stock	—	(47)
Allocation of earnings to the holders of Series B Preferred Stock	—	(8)

Diluted net income (loss) from continuing operations available to common stockholders	$(110)	$1,900

Weighted-average common shares outstanding	346,492	378,403
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	—	6,917

Total adjusted weighted-average common shares	346,492	385,320

Diluted net income (loss) per share from continuing operations available to common stockholders	$(0.00)	$0.00

     The 1.5 million shares of common stock attributable to the assumed conversion of outstanding Series B Preferred Stock in the second quarter of fiscal 2006, and the 52.0 million shares attributable to the assumed conversion of outstanding Debentures in the second quarter of fiscal 2007 and 2006, respectively, were not included in the calculation of diluted net income (loss) per share in the second quarters of fiscal 2007 and 2006 as their effects were antidilutive. Incremental shares attributable to the assumed conversion of outstanding options with exercise prices that were less than the average market price (“in the money”) for the three months ended April 30, 2007 were not included in the calculation of diluted net income (loss) per share as their effect would have been antidilutive. Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out of the money”) for the three months ended April 30, 2007 and 2006 were also not included in the calculation of diluted net income (loss) per share as their effect would have been antidilutive. Out of the money options for the second quarters of fiscal 2007 and 2006 totaled 19,512,554 and 21,160,302, respectively.

	Six Months Ended
	April 30,	April 30,
(In thousands, except per share data)	2007	2006
Basic net income (loss) per share computation:
Net income (loss) from continuing operations	$(12,069)	$3,926
Dividends on Series B Preferred Stock	—	(94)
Allocation of earnings to holders of Series B Preferred Stock	—	(15)

Net income (loss) from continuing operations available to common stockholders	$(12,069)	$3,817

Weighted-average common shares outstanding, excluding unvested restricted stock	346,007	382,095

Basic net income (loss) per share from continuing operations available to common stockholders	$(0.03)	$0.01

Diluted net income (loss) per share computation:
Net income (loss) from continuing operations	$(12,069)	$3,926
Dividends on Series B Preferred Stock	—	(94)
Allocation of earnings to the holders of Series B Preferred Stock	—	(15)

Diluted net income (loss) from continuing operations available to common stockholders	$(12,069)	$3,817

Weighted-average common shares outstanding	346,007	382,095
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	—	7,562

Total adjusted weighted-average common shares	346,007	389,657

Diluted net income (loss) per share from continuing operations available to common stockholders	$(0.03)	$0.01

     The 1.5 million shares of common stock attributable to the assumed conversion of outstanding Series B Preferred Stock in the first six months of fiscal 2006, and the 52.0 million shares attributable to the assumed conversion of outstanding Debentures in the first six months of fiscal 2007 and 2006, respectively, were not included in the calculation of diluted net income (loss) per share in the first six months of fiscal 2007 and 2006 as their effects were antidilutive. Incremental shares attributable to the assumed conversion of outstanding options with exercise prices that were less than the average market price (“in the money”) for the six months ended April 30, 2007 and 2006 were not included in the calculation of diluted net income (loss) per share as their effect would have been antidilutive. Out of the money options for the six months of fiscal 2007 and 2006 totaled 21,461,045 and 21,413,161, respectively.
Q. Comprehensive Income
     The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2007	2006	2007	2006
Net income (loss)	$(2,192)	$3,342	$(22,137)	$5,207
Change in net unrealized loss on investments	3,136	(1,711)	2,801	(441)
Change in pension liability	—	106	—	212
Change in cumulative translation adjustments	5,083	1,266	7,026	1,907

Comprehensive income (loss)	$6,027	$3,003	$(12,310)	$6,885

     Our accumulated other comprehensive income is comprised of the following:

	April 30,	October 31,
	2007	2006
	(In thousands)
Net unrealized loss on investments	$(766)	$(3,567)
Cumulative translation adjustment	24,673	17,647

Total accumulated other comprehensive income	$23,907	$14,080

R. Stock-Based Compensation
     We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) on November 1, 2005. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
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
     We made the following stock option, restricted stock and restricted stock unit grants during the first six months of fiscal 2007 and 2006:

	Six months ended
(shares/units in 000s)	April 30, 2007	April 30, 2006
Stock options:
Performance-based	728	1,036
Time-based	2,179	1,667
Restricted stock:
Performance-based	—	175
Time-based	—	275
Restricted stock units:
Performance-based	1,104	34
Time-based	744	3,984
     Stock Options
     Performance-based. In the first six months of fiscal 2007 and 2006, we granted stock options to executives that will vest based on the achievement of certain revenue targets set in each of the four fiscal years beginning in the year of grant. If the targets are not met, the stock options will expire unvested.
     Time-based. In the first six months of fiscal 2007 and 2006, we granted stock options to executive and non-executive employees. Options vest 25% on the first anniversary of the grant date and monthly thereafter until 100% of the grant is fully vested at the end of four years. The options expire in 8 years.
     Restricted Stock
     Performance-based. In the first six months of fiscal 2006, we granted restricted stock to executives that will vest based on the achievement of certain profit targets set in each of the four fiscal years beginning in the year of grant. If the targets are not met, the restricted stock will not vest and will be repurchased by Novell at its original grant price.
     Time-based. In the first six months of fiscal 2006, we granted restricted stock to executives that will vest proportionally on each grant date annual anniversary over a period of three or four years.
     Restricted Stock Units
     Performance-based. In the first six months of fiscal 2007 and 2006, we granted restricted stock units to executives that will vest based on the achievement of certain profit targets set for each of the four fiscal years beginning in the year of grant. If the targets are not met, the restricted stock units will expire and will not be released. In addition, in the first six months of fiscal 2007, we granted restricted stock units to executives that will vest based on the achievement of certain exit rate operating income margins set for each of the two fiscal years beginning in the year of grant. If the targets are not met, the restricted stock units will expire and will not be released.
     Time-based. In the first six months of fiscal 2007 and 2006 we granted restricted units to executive and non-executive employees. Most units vest proportionally on each grant date anniversary over three or four years.

     The fair value of restricted stock units granted in the first six months of fiscal 2007 was based on the fair market value of our stock on the date of grant. The weighted average fair value per share of restricted stock units granted in the first six months of fiscal 2007 was $6.77.
     Our consolidated statement of operations for the second quarter and first six months of fiscal 2007 and 2006 includes the following amounts of stock-based compensation expense in the respective captions:

	Three months ended	Three months ended	Six months ended	Six months ended
(In thousands)	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Cost of revenue	$937	$923	$1,984	$1,985

Sales and marketing	2,400	3,043	4,260	6,575
Product development	2,535	1,750	4,686	4,387
General and administrative	4,061	1,944	5,502	8,215

Operating expenses	8,996	6,737	14,448	19,177
Tax benefit	—	—	—	—

Stock-based compensation expense from continuing operations	9,933	7,660	16,432	21,162
Discontinued operations	—	70	—	263

Total stock-based compensation expense	$9,933	$7,730	$16,432	$21,425

     Stock-based compensation during the second quarter and first six months of fiscal 2007 included $1.8 million related to the modification of certain vested stock awards that expired during the period when our stock awards were not exercisable due to the delay in filing of our SEC financial reports in connection with our review of our historical stock-based compensation practices. We modified vested stock-based compensation awards held by employees terminated during the blackout period, giving them 60 days to exercise their awards once the blackout period ended. Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.4 years was $68.6 million at April 30, 2007.
     Employee Stock Purchase Plan
     Subsequent to the issuance of SFAS No. 123(R), we amended and re-introduced our Employee Stock Purchase Plan (“ESPP”). The amended ESPP eliminated the “look back” feature of the plan and reduced the purchase discount to 5% off of the end of offering period stock price. As a result of these amendments, our ESPP is considered non-compensatory under SFAS No. 123(R) and, accordingly, no compensation expense has been recorded for issuances under the ESPP. There were 183,131 shares issued under the ESPP during the first six months of fiscal 2007. No shares were issued during the first six months of fiscal 2006.
S. Segment Information
     Beginning in the first quarter of fiscal 2007, we began operating and reporting our financial results in four new product-related business unit segments based on information solution categories and a business consulting segment. The new segments are:
•	Open platform solutions

•	Systems and resource management

•	Identity and security management

•	Workgroup

•	Business consulting
     Our performance is evaluated by our Chief Executive Officer and our other chief decision makers based on reviewing revenue and segment operating income (loss) information for each segment. We changed our operating and reporting structure to increase integration and teamwork internally, to build stronger business-focused units and to be better equipped to address customer needs. As our strategy continues to evolve, the way in which management views financial information to best evaluate performance and operating results may also change.
     Prior to fiscal 2007, we operated and reported our financial results in three segments based on geographic area:
•	Americas — included the United States, Canada and Latin America

•	EMEA — included Eastern and Western Europe, Middle East, and Africa

•	Asia Pacific — included China, Southeast Asia, Australia, New Zealand, Japan, and India

     The four product-related operating segments sell our software and services. These offerings are sold directly and through original equipment manufacturers, resellers, and distributors who sell to dealers and end users. The business consulting operating segment conducts general consulting activities and is comprised of our Swiss business consulting unit. Operating results by segment are as follows:

	Three Months Ended
	April 30, 2007			April 30, 2006
			Operating			Operating
(in thousands)	Net revenue	Gross profit	income (loss)	Net revenue	Gross profit	income (loss)
Open platform solutions	$31,230	$20,347	$6,741	$15,956	$8,675	$(3,494)
Systems and resource management	42,193	34,039	25,467	43,664	35,641	28,646
Identity and security management	50,662	23,315	7,923	51,042	20,215	6,312
Workgroup	108,302	91,051	78,583	114,255	90,672	78,324
Business consulting	6,769	1,296	1,296	8,232	1,547	1,547
Stock-based compensation expense	—	(937)	(9,933)	—	(923)	(7,660)
Common unallocated operating costs	—	—	(121,123)	—	—	(109,030)

Total per statements of operations	$239,156	$169,111	$(11,046)	$233,149	$155,827	$(5,355)

	Six Months Ended
	April 30, 2007			April 30, 2006
			Operating			Operating
(in thousands)	Net revenue	Gross profit	income (loss)	Net revenue	Gross profit	income (loss)
Open platform solutions	$54,864	$35,488	$10,068	$33,258	$19,106	$(3,879)
Systems and resource management	84,468	67,823	52,298	86,108	70,156	56,685
Identity and security management	98,277	42,818	13,079	101,316	40,881	14,612
Workgroup	213,164	177,596	153,926	232,590	184,192	160,415
Business consulting	12,979	1,907	1,907	16,418	3,238	3,238
Stock-based compensation expense	—	(1,984)	(16,432)	—	(1,985)	(21,162)
Common unallocated operating costs	—	—	(246,499)	—	—	(214,594)

Total per statements of operations	$463,752	$323,648	$(31,653)	$469,690	$315,588	$(4,685)

     Common unallocated operating costs include corporate services common to all segments such as sales and marketing, general and administrative costs, infrastructure costs, restructuring, impairment, purchased in-process research and development, and litigation settlement income or expense.
     For the second quarters of fiscal 2007 and 2006, revenues in the United States were $117.5 million and $111.3 million, respectively. Revenues from customers outside the United States were $121.7 million and $121.8 million in the second quarters of fiscal 2007 and 2006, respectively. For the second quarter of fiscal 2007 and 2006, 68% and 66%, respectively, of our revenues outside the United States were in EMEA. During the second quarter of fiscal 2007 and fiscal 2006, there were no international countries that accounted for more than 10% of our net revenue. No single customer accounted for more than 10% of our total revenue for any period presented.
     For the first six months of fiscal 2007 and 2006, revenues in the United States were $227.3 million and $226.8 million, respectively. Revenues from customers outside the United States were $236.4 million and $242.9 million in the first six months of fiscal 2007 and 2006, respectively. For the first six months of fiscal 2007 and 2006, 69% and 68%, respectively, of our revenues outside the United States were in EMEA. During the first six months of fiscal 2007 and fiscal 2006, there were no international countries that accounted for more than 10% of our net revenue. No single customer accounted for more than 10% of our total revenue for any period presented.

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
     We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the quarter-end, the fair value of the derivatives as of April 30, 2007 is insignificant. Gains and losses recognized during a quarter on these foreign currency contracts are recorded as other income or expense and generally offset corresponding gains and losses on the underlying hedged assets and liabilities, resulting in a negligible effect to our financial statements.
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
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Previously, accounting rules required different measurement attributes for different assets and liabilities that created artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (Novell’s fiscal 2009), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.
          In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (Novell’s fiscal 2009), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

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
     In addition to our technology offerings, we offer a worldwide network of consultants, trainers, and technical support personnel to help our customers and partners best utilize our software. We also have partnerships with application providers, hardware and software vendors, and consultants and systems integrators. In this way we can offer a full solution to our customers.
     To best align our business with our strategy, we have organized the company into four product-related business units. This is a change from our prior practice of reporting along geographic segments. Our business unit segments are Open Platform Solutions, Systems and Resource Management, Identity and Security Management and Workgroup and are described below in more detail. In addition to these four business units, we also report a Business Consulting segment comprised of our Swiss consulting unit, which mostly conducts general business consulting activities and our U.K.-based Salmon Ltd. (“Salmon”) business consulting unit, prior to its divestiture in the second quarter of fiscal 2007.
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
•	Identity Manager

•	Access Manager

•	SecureLogin

•	Sentinel

•	eDirectory

•	Web services
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
     We provide comprehensive and adaptable workgroup solutions that provide all the infrastructure, services and tools customers require to effectively and securely collaborate across a myriad of devices. We offer the security, reliability, and manageability our customers’ employees need to efficiently get their jobs done at lower cost. Our primary Workgroup products are:
•	Open Enterprise Server (“OES”)

•	GroupWise

•	NetWare
Overview
     Below is an update on each of our business units:
•	Within our Open Platform Solutions business unit, Linux and Open Source products remain an important growth business. Revenue from our Linux Platform Products increased 83% year-over-year during the second quarter of fiscal 2007. In November 2006, we announced a significant partnership with Microsoft which contributed to our strong revenue growth rates. The agreement accounted for 25% of Linux Platform Product revenue in the second quarter of fiscal 2007. We expect strong revenue performance in open platform solutions in fiscal 2007.

•	Systems and Resource Management products continue to be an important part of our product offering. Our strategy is to provide a complete “desktop to data center” offering, with leadership in virtualization for both Linux and mixed-source environments. Revenue has been relatively flat for our desktop products as the market has been anticipating our refreshed product offering which we expect to ship this summer.

•	We continue to expand our position in the Identity and Security Management market by offering products that deliver a complete, integrated solution in the areas of security, compliance and governance issues. Our unique role-based, policy-driven approach has been well received. We recently released significant, new enhancements for our Identity Manager and Sentinel solutions.

•	Our Workgroup revenue base is an important source of cash flow and provides us potential opportunity to sell additional products and services. Our Workgroup business declined 4% in the second quarter of fiscal 2007 as compared to the same period a year ago. The better-than-expected decline was due to several factors, including increased demand for our bundled offering, Novell Open Workgroup Suite.
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
     In support of this strategy, we have identified several key internal initiatives including redesigning our sales model; realigning our research and development processes; and implementing changes in our administrative and support functions with the primary goal to continue to simplify and refocus our business and increase sustainable profitability. These initiatives and their implementation involve opportunities, risks and challenges. We continue to anticipate incurring restructuring charges ranging from $35 million to $45 million when fully implemented. We are in the planning and execution stages of implementing these initiatives and anticipate completing them by the end of fiscal 2007.
Critical Accounting Policies
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
Divestitures
Salmon
     On March 12, 2007, we sold our shares in Salmon to Okam Limited, a U. K. Limited Holding Company for $4.9 million, plus approximately an additional $3.9 million contingent payment to be received if Salmon meets certain revenue targets. There will be no further shareholder or operational relationship between us and Salmon going forward. Salmon was a component of our business consulting segment and Salmon’s sale will not have an impact on our IT consulting business.
     During the first quarter of fiscal 2007, we determined that it was more likely than not that Salmon would be sold. This determination triggered the need to test the $11.9 million of goodwill related to Salmon for impairment. Using an estimate of proceeds to be received upon sale as an indicator of Salmon’s fair value, we determined that $10.2 million of Salmon’s goodwill had become impaired, and was, therefore, written off during the quarter. In addition, we also determined that $0.5 million of customer/contractual relationship intangible assets and $0.1 million of non-compete agreement intangible assets had become impaired and, therefore, were also written off in the first quarter of fiscal 2007.
     In our second quarter of fiscal 2007, we recognized a gain on the consummation of the sale of approximately $0.6 million. Salmon’s results of operations are classified as a discontinued operation in our consolidated statements of operations.
Celerant
     On May 24, 2006, we sold our shares in Celerant consulting to a group comprised of Celerant management and Caledonia Investments plc. Celerant consulting is accounted for as a discontinued operation and accordingly its results of operations and the gain on its sale in prior periods are reported separately in a single line item in our consolidated statements of operations.

     The results of discontinued operations for the second quarter and first six months of fiscals 2007 and 2006 are as follows:

	Three months ended		Six months ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2007	2006	2007	2006
Salmon net revenue	$2,371	$5,577	$7,351	$11,330
Celerant net revenue	$—	$39,590	$—	$71,704

Salmon income (loss) before taxes	$(54)	$658	$83	$1,315
Celerant income before taxes	—	2,621	—	1,578
Impairment of long-lived assets of Salmon	—	—	(10,848)	—
Gain on sale of Salmon	628	—	628	—
Income tax expense (benefit)	2,656	1,892	(69)	1,612

Income (loss) from discontinued operations	$(2,082)	$1,387	$(10,068)	$1,281

Results of Operations
     Revenue
     We sell our products, services, and solutions primarily to corporations, government entities, educational institutions, resellers and distributors both domestically and internationally. In the consolidated statements of operations, we categorize revenue as software licenses or maintenance, subscriptions and services. Software licenses revenue includes sales of proprietary licenses, upgrade licenses and certain royalties. Maintenance, subscriptions and services revenue includes Linux subscriptions, upgrade protection contracts, engineering-related services and global services revenue. Global services revenue includes technical support, training, and IT and business consulting.

	Three Months Ended			Six Months Ended
	April 30,	April 30,		April 30,	April 30,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Software licenses	$41,723	$40,063	4%	$80,074	$82,165	(3)%
Maintenance, subscriptions and services	197,433	193,086	2%	383,678	387,525	(1)%

Total net revenue	$239,156	$233,149	3%	$463,752	$469,690	(1)%

     Revenue in both our software licenses and maintenance, subscriptions and services categories increased in the second quarter of fiscal 2007 compared to the same quarter of fiscal 2006 primarily due to increased revenue from Linux platform products, which increased $8.6 million or 83% over the prior year and increased revenue from identity and access management products, which increased $1.1 million or 5% over the prior year. This increase was offset slightly by decreased revenue in each of the other product revenue categories. Foreign exchange rate fluctuations favorably impacted revenue by $3.9 million in the second quarter of fiscal 2007.
     Revenue in both our software licenses and maintenance, subscriptions and services categories decreased in the first six months of fiscal 2007 compared to the same period of fiscal 2006 primarily due to a decrease in combined NetWare/OES revenue and lower identity and security revenue. The decrease in maintenance, subscriptions and services revenue was somewhat offset by increased revenue from our Linux platform products. Foreign exchange rate fluctuations favorably impacted revenue by $7.2 million in the first six months of fiscal 2007.
     We analyze revenue by reporting segment. These reporting segments are:
•	Open platform solutions. Products include:
•	Linux platform products — major products include SUSE Linux Enterprise Server and our SUSE Linux Enterprise Desktop

•	Other open platform products — major products include openSUSE (formerly SUSE LINUX Professional) and SUSE Engineering
•	Systems and resource management. Products include:
•	ZENworks

•	Identity and security management. Products include:
•	Identity and access management— major products include Identity Manager, Access Manager, SecureLogin and Sentinel

•	Other identity and security management — major products include eDirectory and Web services
•	Workgroup. Products include:
•	Open Enterprise Server (“OES”)

•	NetWare and other NetWare-related — major products include NetWare and Cluster Services

•	Collaboration — major products include GroupWise

•	Other workgroup — major products include BorderManager
•	Business consulting — Non-Novell product-related, general business consulting
Net revenue in the open platform solutions segment was as follows:

	Three Months Ended			Six Months Ended
	April 30,	April 30,		April 30,	April 30,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Software licenses	$—	$74	—%	$194	$478	(59)%
Maintenance, subscriptions and services	21,041	11,334	86%	38,234	24,057	59%
Global services	10,189	4,548	124%	16,436	8,723	88%

Total net revenue	$31,230	$15,956	96%	$54,864	$33,258	65%

     Revenue from our open platform solutions segment increased in the second quarter and first six months of fiscal 2007 compared to the same periods of fiscal 2006 primarily due to increased SUSE Linux Enterprise Server (“SLES”) revenue, which increased approximately 87% and 67%, respectively. In addition, open platform-related services revenue increased approximately 124% and 88% in the second quarter and first six months of fiscal 2007, respectively, compared to the same period of fiscal 2006. Software licenses within the open platform segment decreased as most of the revenue in this category is sold under subscriptions and upgrade protection contracts, which we classify as maintenance, subscriptions and services. Invoicing or bookings, which we consider to be a key indicator of future revenue performance, for Linux platform products increased 114% in the second quarter and 368% in the first six months of fiscal 2007 compared to the same periods of fiscal 2006. This increase includes $15.0 million and $88.3 million of invoicing attributable to the Microsoft agreements in the second quarter and first six months of fiscal 2007, respectively.
     Net revenue in the systems and resource management segment was as follows:

	Three Months Ended			Six Months Ended
	April 30,	April 30,		April 30,	April 30,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Software licenses	$7,650	$7,105	8%	$15,115	$13,477	12%
Maintenance, subscriptions and services	24,770	26,694	(7)%	49,467	53,480	(8)%
Global services	9,773	9,865	(1)%	19,886	19,151	4%

Total net revenue	$42,193	$43,664	(3)%	$84,468	$86,108	(2)%

     Revenue from our systems and resource management segment decreased slightly in the second quarter and first six months of fiscal 2007 compared to the same periods of fiscal 2006 due primarily to decreased sales from our desktop management product and the delay of our next release of ZENworks. Invoicing in the systems and resource management products decreased 5% in the second quarter and increased 4% in the first six months of fiscal 2007 compared to the same periods of fiscal 2006.

     Net revenue in the identity and security management segment was as follows:

	Three Months Ended			Six Months Ended
	April 30,	April 30,		April 30,	April 30,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Software licenses	$11,128	$9,537	17%	$22,535	$22,254	1%
Maintenance, subscriptions and services	15,570	17,871	(13)%	31,591	35,000	(10)%
Global services	23,964	23,634	1%	44,151	44,062	—%

Total net revenue	$50,662	$51,042	(1)%	$98,277	$101,316	(3)%

     Revenue from our identity and security management segment remained relatively flat in the second quarter of fiscal 2007 compared to the same quarter of fiscal 2006 primarily due to decreased revenue from our web services products, offset somewhat by increased revenue from identity management products. Invoicing in the identity and security management products increased 17% in the second quarter of fiscal 2007 compared to the same quarter of fiscal 2006.
     Revenue from our identity and security management segment decreased in the first six months of fiscal 2007 compared to the same period of fiscal 2006 primarily due to lower invoicing levels in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, which resulted in lower recognized revenue in the first six months of fiscal 2007. Invoicing in the identity and security management products increased 15% in the first six months of fiscal 2007 compared to the same period of fiscal 2006.
     Net revenue in the workgroup segment was as follows:

	Three Months Ended			Six Months Ended
	April 30,	April 30,		April 30,	April 30,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Software licenses	$22,945	$23,347	(2)%	$42,230	$45,956	(8)%
Maintenance, subscriptions and services	61,084	63,978	(5)%	122,279	131,824	(7)%
Global services	24,273	26,930	(10)%	48,655	54,810	(11)%

Total net revenue	$108,302	$114,255	(5)%	$213,164	$232,590	(8)%

     Revenue from our workgroup segment decreased in the second quarter and first six months of fiscal 2007 compared to the same periods of fiscal 2006 primarily due to a decrease in combined NetWare/OES revenue of 14% and 17%, respectively, offset somewhat by increased revenue from collaboration products. The decreases in the combined NetWare/OES revenue are in line with our expectations of a 15-20% revenue decline year over year. Invoicing decreased by 4% and 12% for the workgroup products in the second quarter and first six months of fiscal 2007 compared to the same periods of fiscal 2006.
     Net revenue in the business consulting segment was as follows:

	Three Months Ended			Six Months Ended
	April 30,	April 30,		April 30,	April 30,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Software licenses	$—	$—	—%	$—	$—	—%
Maintenance, subscriptions and services	—	—	—%	—	—	—%
Global services	6,769	8,232	18%	12,979	16,418	(21)%

Total net revenue	$6,769	$8,232	18%	$12,979	$16,418	(21)%

     Global services revenue in our business consulting segment decreased in the second quarter and first six months of fiscal 2007 compared to the same periods of fiscal 2006 primarily due to a large consulting engagement that was completed at the end of fiscal 2006 and an overall decline in the general consulting business.
     Deferred revenue
     Deferred revenue represents revenue that is expected to be recognized in future periods. The majority of the increase in our deferred revenue relates to revenue from the Microsoft agreements and maintenance contracts and subscriptions. Maintenance contracts and subscriptions are recognized ratably over the related service periods, typically one to three years. The increase in current and long-term deferred revenue at April 30, 2007 compared to October 31, 2006 of $272.5 million is primarily attributable to deferred revenue from the Microsoft agreements of approximately $326.2 million, offset somewhat by the seasonality of our invoicing, which is lower in the first half of the year.

     Gross profit

	Three Months Ended			Six Months Ended
	April 30,	April 30,		April 30,	April 30,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Software licenses gross profit	$37,463	$36,022	4%	$71,587	$73,580	(3)%
percentage of related revenue	90%	90%		89%	90%
Maintenance, subscriptions and services gross profit	$131,648	$119,805	10%	$252,061	$242,008	4%
percentage of related revenue	67%	62%		66%	62%
Total gross profit	$169,111	$155,827	9%	$323,648	$315,588	3%
percentage of revenue	71%	67%		70%	67%
     Gross profit from software licenses as a percentage of related sales for the second quarter of fiscal 2007 remained flat compared to the same period of the prior year and decreased slightly in the first six months of fiscal 2007 compared to the same period of fiscal 2006 primarily due to decreased sales of software licenses and the related shift in revenue from licenses to subscriptions.
     Gross profit from maintenance, subscriptions and services as a percentage of related revenue for the second quarter and first six months of fiscal 2007 increased compared to the same periods of fiscal 2006 primarily due to improved margins in the open platform solutions segment, improved IT consulting margins and lower royalty costs.
     Gross profit by reporting segment was as follows:

	Three Months Ended			Six Months Ended
	April 30,	April 30,		April 30,	April 30,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Open platform solutions	$20,347	$8,675	135%	$35,488	$19,106	86%
percentage of related revenue	65%	54%		65%	57%
Systems and resource management	$34,039	$35,641	(4)%	$67,823	$70,156	(3)%
percentage of related revenue	81%	82%		80%	81%
Identity and security management	$23,315	$20,215	15%	$42,818	$40,881	5%
percentage of related revenue	46%	40%		44%	40%
Workgroup	$91,051	$90,672	—%	$177,596	$184,192	(4)%
percentage of related revenue	84%	79%		83%	79%
Business consulting	$1,296	$1,547	(16)%	$1,907	$3,238	(41)%
percentage of related revenue	19%	19%		15%	20%
Stock-based compensation expense	$(937)	$(923)	(2)%	$(1,984)	$(1,985)	—%
percentage of related revenue	—%	—%		—%	—%
Total gross profit	$169,111	$155,827	9%	$323,648	$315,588	3%
percentage of revenue	71%	67%		70%	67%
     Gross profit in each of our business units as a percentage of related sales for the second quarter and first six months of fiscal 2007 compared to the same periods of the prior year were as follows:
•	open platform solutions — increased primarily due to the increase in related revenue and economies of scale

•	systems and resource management — remained relatively flat

•	identity and security management — increased due primarily to improved profitability from related consulting contracts and lower royalty costs

•	workgroup — increased due primarily to lower consulting costs

•	business consulting — decreased due primarily to increased costs and fewer consulting contracts.

     Operating expenses

	Three Months Ended			Six Months Ended
	April 30,	April 30,		April 30,	April 30,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Sales and marketing	$88,447	$89,453	(1)%	$178,776	$177,168	1%
percentage of revenue	37%	38%		38%	38%
Product development	$52,562	$47,119	12%	$99,029	$90,843	9%
percentage of revenue	22%	20%		21%	19%
General and administrative	$34,625	$24,690	40%	$65,622	$53,342	23%
percentage of revenue	14%	11%		14%	11%
Restructuring expenses (benefit)	$4,523	$—	—%	$11,874	$(1,000)	—%
percentage of revenue	2%	—%		3%	—%
Purchased in-process research and development	$—	$2,110	—%	$—	$2,110	—%
percentage of revenue	—%	1%		—%	—%
Gain on sale of property, plant, and equipment	$—	$(2,190)	—%	$—	$(2,190)	—%
percentage of revenue	—%	(1)%		—%	—%
Total operating expenses	$180,157	$161,182	12%	$355,301	$320,273	11%
percentage of revenue	75%	69%		77%	68%
     Sales and marketing expenses decreased in the second quarter of fiscal 2007 compared to the same period of fiscal 2006 due primarily to tighter expense control and a decrease of $0.6 million related to stock-based compensation expense. Sales and marketing expenses increased in the first six months of fiscal 2007 compared to the same period of fiscal 2006 due primarily to planned incremental spending in the first quarter of fiscal 2007 related to our strategic initiative to reduce future costs and optimize our sales force, offset by a $2.3 million decrease in expense related to stock-based compensation.
     Product development expenses increased in the second quarter and first six months of fiscal 2007 compared to the same periods of fiscal 2006 due primarily to planned incremental spending related to our strategic initiative to reduce future costs and optimize our product development efforts and investments in realtime Linux, Linux desktop and virtualization. Product development expenses increased in the second quarter and first six months of fiscal 2007 in each of our reporting segments, except for Workgroup, which remained relatively flat year over year.
     General and administrative expenses increased in the second quarter and first six months of fiscal 2007 compared to the same periods of fiscal 2006 due primarily to costs related to our review of our historical stock-based compensation practices, which was completed in May 2007, totaling $4.1 million and $9.8 million in the second quarter and first six months of fiscal 2007, respectively. In addition, during the first six months of fiscal 2007, general and administrative expenses were lower by $2.7 million due to a decrease in expense related to stock-based compensation.
     During the first half of fiscal 2007, we recorded net restructuring expenses of $11.9 million, of which $11.7 million related to restructuring activities recognized during the first half of fiscal 2007 and $0.2 million related to a net increase of previously recorded restructuring liabilities. The fiscal 2007 restructuring action is a continuation of the restructuring plan that we implemented during the fourth quarter of fiscal 2006 and is anticipated to continue throughout fiscal 2007. This restructuring plan relates to efforts to restructure our business to improve profitability. These efforts center around three main initiatives: (1) improving our sales model and sales staff specialization; (2) integrating product development approach; and (3) improving administrative and support functions. Specific actions taken during the first half of fiscal 2007 included reducing our workforce by 144 employees in sales, consulting, general and administrative, operations, product development, marketing, and technical support. These reductions occurred in all geographic locations and levels of the organization. Total restructuring expenses by operating segment were as follows: $9.1 million in corporate unallocated operating costs, $1.4 million in identity and security management, $0.5 million in workgroup, $0.5 million in open platform solutions, and $0.3 million in systems and resource management.
     Purchased in-process research and development in the second quarter and first six months of fiscal 2006 related to the acquisition of e-Security.
     The gain on sale of property, plant and equipment during the second quarter and first six months of fiscal 2006 relates to the sale of one of our corporate aviation assets.

     Other income (expense), net

	Three Months Ended			Six Months Ended
	April 30,	April 30,		April 30,	April 30,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Investment income	$20,669	$15,577	33%	$41,372	$30,357	36%
percentage of revenue	9%	7%		9%	6%
Gain on sale of venture capital funds	$—	$—	—%	$3,591	$—	—%
percentage of revenue	—%	—%		1%	—%
Impairment of investments	$—	$(226)	—%	$—	$(613)	—%
percentage of revenue	—%	—%		—%	—%
Interest expense and other, net	$(6,914)	$(2,434)	184%	$(13,163)	$(3,923)	(235)%
percentage of revenue	(3)%	(1)%		(3)%	(1)%
Total other income, net	$13,755	$12,917	6%	$31,800	$25,821	23%
percentage of revenue	6%	6%		7%	5%
     Investment income includes income from short-term investments. Investment income for the second quarter and first six months of fiscal 2007 increased compared to the same periods in fiscal 2006 due to higher interest rates and increased cash balances primarily due to the $348.0 million of cash received from the Microsoft agreements.
     During the fourth quarter of fiscal 2006, we sold all of our rights, titles, interests and obligations for 22 of our 23 venture capital funds, which were classified in long-term investments in the consolidated balance sheet for total proceeds of $71.3 million. The sale of one-half of one fund closed in fiscal 2006, and the sale of the remaining one-half of that fund closed at the beginning of fiscal 2007, resulting in an additional gain in the first six months of fiscal 2007 of $3.6 million on proceeds of $5.0 million.
     Interest expense and other, net for the second quarter and first six months of fiscal 2007 increased compared to the same periods of fiscal 2006 due primarily to additional interest expense on our Debentures. Due to the voluntary review of our historical stock-based compensation practices that was announced in August 2006 and not completed until May 2007, we did not file our third quarter fiscal 2006 Form 10-Q, fiscal 2006 Form 10-K, and first quarter fiscal 2007 Form 10-Q in a timely manner. In September 2006, we received a letter from Wells Fargo Bank, N.A., the trustee of our Debentures, which asserted that we were in default under the indenture because of the delay in filing our Form 10-Q for the period ended July 31, 2006. The letter stated that the asserted default would not become an “event of default” under the indenture if we cured the default within 60 days after the date of the notice. We believe that these above-mentioned notices of default were invalid and without merit because the indenture only requires us to provide the trustee copies of SEC reports within 15 days after such filings are actually made. However, in order to avoid the expense and uncertainties of further disputing whether a default under the indenture had occurred, we solicited consents from the holders of the Debentures to proposed amendments to the indenture that would give us until Thursday, May 31, 2007 to become current in our SEC reporting obligations and a waiver of rights to pursue remedies available under the indenture with respect to any default caused by our not filing SEC reports timely. On November 9, 2006, we received consents from the holders of the Debentures, and therefore we and the trustee entered into a first supplemental indenture implementing the proposed amendments described in the consent solicitation statements. Under the terms of the consent solicitation and first supplemental indenture, we will pay an additional 7.3% per annum, or $44.0 million, in special interest on the Debentures from November 9, 2006 to, but excluding November 9, 2007. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), since the change in the terms of the Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification of debt and not an extinguishment of debt, and therefore the additional $44.0 million of special interest payments will be expensed over the period from November 9, 2006 through July 15, 2009. During the period of November 9, 2006 through July 15, 2009, the new effective interest rate on this debt, including the $44.0 million, will be 3.2%. The $44.0 million will be paid as special interest payments over three periods; the first payment of $8.1 million occurred in January 2007. The next payment of $22.0 million will occur in July 2007 and the final payment of $13.9 million will occur in January 2008. During the second quarter and first six months of fiscal 2007, we incurred interest expense of $5.6 million and $10.8 million, respectively, related to the Debentures and made cash payments for interest of $9.6 million during the first six months of fiscal 2007. In addition, we expensed approximately $1.5 million in fees paid to Citigroup for work performed on the consent process. On May 25, 2007, we filed our delinquent reports bringing us current with our SEC reporting obligations.

     Income tax expense on income from continuing operations

	Three Months Ended			Six Months Ended
	April 30,	April 30,		April 30,	April 30,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Income tax expense	$2,819	$5,607	(50)%	$12,216	$17,210	(29)%
percentage of related revenue	1%	2%		3%	4%
Effective tax rate	104%	74%		8,310%	81%
     We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the second quarter and first six months of fiscal 2007, we provided for income tax expense on continuing operations of $2.8 million and $12.2 million, respectively. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items). Pursuant to FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), we excluded our U.S. operations and related tax effects from the calculation of our estimated annual effective tax rate. We determined that inclusion of the U.S. operations in the estimated annual effective tax rate would not provide a reliable estimate as small changes in estimated income would result in significant changes in the estimated annual effective tax rate. As such, the tax effects of U.S. operations were recognized discretely in the same period the income was recorded. Due to the utilization of a significant amount of our net operating loss carryforwards in previous years, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” in fiscal 2006, we elected to follow the tax ordering laws to determine the sequence in which deductions and net operating loss carryforwards are utilized. Accordingly, during the second quarter and first six months of fiscal 2007, a tax benefit relating to stock options for current year exercises and utilization of previously reserved net operating losses of $2.1 million and $4.1 million, respectively, was credited to additional paid-in capital and a tax benefit relating to the utilization of previously reserved acquired net operating losses of $2.4 million and $4.8 million respectively, was credited to goodwill.
     The effective tax rate differs from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, and differences between book and tax treatment of certain items of income. The effective tax rate on continuing operations for the second quarter of fiscal 2007 was 104% compared to the effective tax rate of 74% on continuing operations for the same period in fiscal 2006. The effective tax rate for the first six months of fiscal 2007 was in excess of 100% (8,310%) compared to the effective tax rate of 81% for the same period in fiscal 2006. The effective tax rate for the second quarter and first six months of fiscal 2007 differs from the effective tax rate for the same periods of fiscal 2006 due to break-even earnings from continuing operations in the second quarter and first six months of fiscal 2007, which offset income tax expense associated primarily with the use of previously reserved U.S. acquired net operating loss carryovers.
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
     We paid cash for income taxes on continuing operations of $7.9 million in the first half of fiscal 2007 and $8.2 million during the same period of fiscal 2006. We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated. During the second quarter of fiscal 2007, we reduced our tax contingency reserves by $6.2 million. This was primarily due to the fact that we closed a tax audit with a foreign tax authority relating to certain prior tax periods. Accordingly, we reversed amounts previously reserved for these prior periods as these reserves were no longer deemed necessary. The amount reflected in the consolidated balance sheet at April 30, 2007 is considered adequate based on our assessment of many factors including: results of tax audits, past experience and interpretations of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors.

     Net income (loss) components

	Three Months Ended		Six Months Ended
	April 30,	April 30,	April 30,	April 30,
(dollars in thousands)	2007	2006	2007	2006
Income (loss) from continuing operations	$(110)	$1,955	$(12,069)	$3,926
Income (loss) from discontinued operations, net of tax	$(2,082)	$1,387	$(10,068)	$1,281
Net income (loss)	$(2,192)	$3,342	$(22,137)	$5,207
     Foreign exchange rate fluctuations unfavorably impacted income (loss) from continuing operations by approximately $0.9 million and $1.8 million in the second quarter and the first six months of fiscal 2007, respectively. Discontinued operations in the second quarter and first six months of fiscal 2007 and 2006 relates to the March 2007 sale of Salmon, discussed above. Discontinued operations in the second quarter and first six months of fiscal 2006 also includes the May 2006 sale of Celerant consulting for $77 million in cash.
     Forward- looking Information
     Previously, we provided revenue guidance for fiscal 2007 of $945 to $975 million, which included projected revenue of approximately $20 million for Salmon. Excluding Salmon, which was divested during the second quarter of fiscal 2007, we expect revenue for fiscal 2007 to be approximately $925 to $955 million. The change in our revenue guidance is strictly due to the divestiture of Salmon.
Liquidity and Capital Resources

(dollars in thousands)	April 30, 2007	October 31, 2006	Change
Cash, cash equivalents and short-term investments	$1,791,713	$1,466,287	22%
Percent of total assets	66%	60%
     An overview of the significant cash flow activities for the six months ended April 30, 2007 and 2006 is as follows:

	Six Months Ended
(in thousands)	April 30, 2007	April 30, 2006
Cash provided by operating activities	$318,933	$1,177
Issuance of common stock, net	8,127	18,082
Repurchases of common stock, retired	—	(267,479)
Purchases of property, plant and equipment	(12,508)	(14,554)
Proceeds from the sale of venture capital funds	4,964	—
Proceeds from the sales of and distributions from long-term investments	1,738	4,115
Proceeds from the sale of Salmon, net of cash divested	2,749	—
Proceeds from repayment of note receivable	—	9,092
Cash paid for acquisitions, net of cash acquired	(9,727)	(71,550)
Cash paid for equity share in OIN	—	(4,225)
Purchases of long-term investments	—	(7,129)
Other long-term investing activities	5,166	4,552
     Cash provided by operating activities in the first six months of fiscal 2007 included the receipt of $348.0 million in cash in connection with the November 2006 Microsoft agreements.
     As of April 30, 2007, we had cash, cash equivalents and other short-term investments of approximately $406.5 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers, and consists primarily of investment grade securities. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, both of which are subject to market risk. Approximately $7.5 million of our short-term investments are designated for deferred compensation payments, which are paid out as requested by the plan participants. Our short-term investment portfolio includes gross unrealized gains and losses of $1.8 million and $2.6 million, respectively, as of April 30, 2007. We monitor our investments and record losses when a decline in the investment’s market value is determined to be other than temporary. Our $20.0 million bank line of credit, which is used for letter of credit purposes, expires on April 1, 2008.

     According to the terms of the Open Invention Network LLC (“OIN”) agreement, of which we have a $20.0 million or 17% interest in OIN, we could be required to make future cash contributions which we would fund with cash from operations and cash on hand.
     As of April 30, 2007, we have various operating leases related to our facilities. These leases have minimum annual lease commitments of $14.0 million for the remainder of fiscal 2007, $24.3 million in fiscal 2008, $16.4 million in fiscal 2009, $10.1 million in fiscal 2010, $8.0 million in fiscal 2011, and $34.6 million thereafter. Furthermore, we have $27.8 million of minimum rentals to be received in the future from subleases.
     On July 2, 2004, we issued and sold $600.0 million aggregate principal amount of our Debentures due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year until maturity, commencing January 15, 2005. As previously disclosed, we solicited consents from the holders of the Debentures to proposed amendments to the indenture that would give us until Thursday, May 31, 2007 to become current in our SEC reporting obligations and a waiver of rights to pursue remedies available under the indenture with respect to any default caused by our not filing SEC reports timely. On November 9, 2006, we received consents from the holders of the Debentures, and therefore we and the trustee of the Debentures entered into a first supplemental indenture implementing the proposed amendments described in the consent solicitation statements. Under the terms of the consent solicitation, we will pay an additional 7.3% per annum, or approximately $44 million, in special interest on the Debentures from November 9, 2006 to, but excluding, November 9, 2007. The $44.0 million will be paid as special interest payments over three periods; the first payment of $8.1 million occurred in January 2007. The next payment of $22.0 million will occur in July 2007 and the final payment of $13.9 million will occur in January 2008. During the second quarter and first six months of fiscal 2007, we incurred interest expense of $5.6 million and $10.8 million, respectively, related to the Debentures and made cash payments for interest of $9.6 million during the first six months of fiscal 2007. In addition, we paid approximately $1.5 million in fees to Citigroup for work performed on the consent process. On May 25, 2007, we filed our delinquent reports bringing us current with our SEC reporting obligations.
     There have been no significant changes to our contractual obligations as disclosed in our fiscal 2006 Annual Report on Form 10-K.
     Our principal sources of liquidity continue to be from operations, cash on hand, and short-term investments. At April 30, 2007, our principal unused sources of liquidity consisted of cash and cash equivalents of $951.0 million and short-term investments in the amount of $840.7 million. During the first six months of fiscal 2007, we generated $318.9 million in cash from operations, including $348.0 million cash received under the Microsoft agreements. Our specific liquidity needs for the next twelve months are principally for financing of fixed assets, interest payments on the Debentures, payment for various restructuring actions, product development, and needs related to our need to maintain flexibility in a dynamic and competitive operating environment, including the ability to pursue potential acquisition and investment opportunities. We expect our liquidity needs beyond the next twelve months would include those mentioned previously as well as the possible redemption of our Debentures, which the holders can first require us to repurchase on July 15, 2009.
     We anticipate generating positive cash flows from operations including returns on cash and short-term investments on hand for the remainder of fiscal 2007 sufficient to fund operations as well as future potential acquisitions, any further integration, restructuring or additional merger-related costs, and planned capital expenditures for the next twelve months. In addition, we have adequate cash and short-term investments on hand. We believe that borrowings under our credit facilities (current and renewed lines) or offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and would be dependent on market conditions at such time. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions.
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

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS No. 159”). SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Previously, accounting rules required different measurement attributes for different assets and liabilities that created artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (Novell’s fiscal 2009), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.
     In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements”, (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12. (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (Novell’s fiscal 2009), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of our foreign currency exchange risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at April 30, 2007.
Interest Rate Risk
     The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our strategy is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximately $5.1 million decrease (less than 1.0%) in the fair value of our available-for-sale securities.
Market Risk
     We also hold available-for-sale equity securities in our short-term investment portfolio. As of April 30, 2007, gross unrealized gains before tax effect on the short-term public equity securities totaled $0.8 million. A reduction in prices of 10% of these short-term equity securities would result in an approximately $0.8 million decrease (less than 0.5%) in the fair value of our short-term investments.
Foreign Currency Risk
     We use derivatives to hedge those net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the United States, impact our consolidated statements of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we do not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $0.4 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.
     We do not currently hedge currency risk related to revenues or expenses denominated in foreign currencies; however, due to a number of factors including net operating margin levels and diversity of currencies, we have not historically experienced large foreign exchange gains or losses related to these revenues and expenses.

     All of the potential changes noted above are based on sensitivity analyses performed on our financial position at April 30, 2007. Actual results may differ materially.
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
(b) Change in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred during our second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of our self-initiated, voluntary review of our historical stock-based compensation practices and the related potential accounting impact for the period from November 1, 1996 through September 12, 2006 as described in more detail in Note C to our consolidated financial statements contained in our fiscal 2006 Annual Report on Form 10-K, we have implemented improvements to our processes for granting stock-based compensation and plan to implement additional improvements.
Part II. Other Information
     Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.
Item 1. Legal Proceedings
     The information required by this item is incorporated herein by reference from Note N of our financial statements contained in Part I, Item 1 of this Form 10-Q.
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

Novell, Inc. (Registrant)
Date: June 8, 2007	By:	/s/ DANA C. RUSSELL
Dana C. Russell
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	18 U.S.C. Section 1350 Certification

32.2	18 U.S.C. Section 1350 Certification