Form 10-Q
period 2007-07-31
NOVELL INC
filed 2007-09-07
CIK 758004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one)
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of August 31, 2007 there were 349,853,126 shares of the registrant’s common stock outstanding.

NOVELL, INC.

Part I. Financial Information
Item 1. Financial Statements
NOVELL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	July 31,	October 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$957,379	$675,787
Short-term investments	865,259	790,500
Receivables (net of allowances of $4,696 and $5,574 at July 31, 2007 and October 31, 2006, respectively)	200,831	233,986
Prepaid expenses	55,593	32,328
Other current assets	31,931	28,524

Total current assets	2,110,993	1,761,125

Property, plant and equipment, net	180,520	184,084
Goodwill	415,471	424,701
Intangible assets, net	32,613	40,404
Deferred income taxes	4,387	4,770
Long-term investments	—	2,263
Other assets	30,156	32,376

Total assets	$2,774,140	$2,449,723

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,131	$44,419
Accrued compensation	102,080	103,710
Other accrued liabilities	100,352	106,837
Income taxes payable	48,743	49,600
Deferred revenue	456,253	380,979

Total current liabilities	743,559	685,545
Deferred income taxes	5,642	4,186
Long-term deferred revenue	277,642	45,992
Senior convertible debentures	600,000	600,000

Total liabilities	1,626,843	1,335,723

Redeemable securities:
Series B Preferred Stock, $.10 par value, Authorized – 1,000 shares; Outstanding – 0 shares at July 31, 2007 and 187 shares at October 31, 2006 (at redemption value)	—	9,350

Stockholders’ equity:
Common stock, par value $.10 per share, Authorized – 600,000,000 shares; Issued – 364,908,612 and 358,512,471 shares at July 31, 2007 and October 31, 2006, respectively; Outstanding – 349,762,800 and 343,362,534 shares at July 31, 2007 and October 31, 2006, respectively	36,491	35,851
Additional paid-in capital	394,141	338,954
Treasury stock, at cost – 15,145,812 and 15,149,937 shares at July 31, 2007 and October 31, 2006, respectively	(124,650)	(124,684)
Retained earnings	814,887	840,449
Accumulated other comprehensive income	26,428	14,080

Total stockholders’ equity	1,147,297	1,104,650

Total liabilities, redeemable securities and stockholders’ equity	$2,774,140	$2,449,723

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
CONSOLIDATED STATMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended
	July 31,	July 31,
	2007	2006
	(unaudited)
Net revenue:
Software licenses	$44,748	$45,435
Maintenance and subscriptions	124,832	117,538
Services	73,555	73,298

Total net revenue	243,135	236,271

Cost of revenue:
Software licenses	5,286	4,984
Maintenance and subscriptions	12,498	13,137
Services	54,281	58,537

Total cost of revenue	72,065	76,658

Gross profit	171,070	159,613

Operating expenses (income):
Sales and marketing	84,591	89,703
Product development	54,207	45,993
General and administrative	32,552	59,014
Restructuring expenses	6,024	—
Impairment of intangible assets	3,851	—
Loss on sale of Japan consulting group	—	8,273
Gain on sale of property, plant and equipment	—	(3,778)

Total operating expenses	181,225	199,205

Loss from operations	(10,155)	(39,592)

Other income (expense):
Investment income	21,617	13,251
Impairment of investments	—	(278)
Interest expense and other, net	(6,171)	(2,192)

Total other income, net	15,446	10,781

Income (loss) from continuing operations before income taxes	5,291	(28,811)
Income tax expense (benefit)	8,711	(11,683)

Loss from continuing operations	(3,420)	(17,128)

Income from discontinued operations	—	12,453
Income tax expense on discontinued operations	—	849

Income from discontinued operations	—	11,604

Loss before cumulative change in accounting principle	(3,420)	(5,524)
Cumulative effect of change in accounting principle	—	(897)

Net loss	$(3,420)	$(6,421)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.01)	$(0.05)
Discontinued operations	—	0.03
Cumulative effect of change in accounting principle	—	—

Net loss per share available to common stockholders	$(0.01)	$(0.02)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.01)	$(0.05)
Discontinued operations	—	0.03
Cumulative effect of change in accounting principle	—	—

Net loss per share available to common stockholders	$(0.01)	$(0.02)

Weighted-average shares outstanding — basic	348,177	340,127
Weighted-average shares outstanding — diluted	348,177	340,127
The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Nine Months Ended
	July 31,	July 31,
	2007	2006
	(unaudited)
Net revenue:
Software licenses	$124,822	$127,600
Maintenance and subscriptions	366,403	361,899
Services	215,662	216,462

Total net revenue	706,887	705,961

Cost of revenue:
Software licenses	13,773	13,570
Maintenance and subscriptions	35,423	37,794
Services	162,973	179,396

Total cost of revenue	212,169	230,760

Gross profit	494,718	475,201

Operating expenses (income):
Sales and marketing	263,367	266,871
Product development	153,236	136,836
General and administrative	98,174	112,356
Restructuring expenses (benefit)	17,898	(1,000)
Impairment of intangible assets	3,851	—
Loss on sale of Japan consulting group	—	8,273
Purchased in-process research and development	—	2,110
Gain on sale of property, plant and equipment	—	(5,968)

Total operating expenses	536,526	519,478

Loss from operations	(41,808)	(44,277)

Other income (expense):
Investment income	62,989	43,608
Gain on sale of venture capital funds	3,591	—
Impairment of investments	—	(891)
Interest expense and other, net	(19,334)	(6,115)

Total other income, net	47,246	36,602

Income (loss) from continuing operations before income taxes	5,438	(7,675)
Income tax expense	20,927	5,527

Loss from continuing operations	(15,489)	(13,202)

Income (loss) from discontinued operations	(10,137)	15,346
Income tax expense (benefit) on discontinued operations	(69)	2,461

Income (loss) from discontinued operations	(10,068)	12,885

Loss before cumulative effect of change in accounting principle	(25,557)	(317)
Cumulative effect of change in accounting principle	—	(897)

Net loss	$(25,557)	$(1,214)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.04)	$(0.04)
Discontinued operations	(0.03)	0.04
Cumulative effect of change in accounting principle	—	—

Net income (loss) per share available to common stockholders	$(0.07)	$0.00

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.04)	$(0.04)
Discontinued operations	(0.03)	0.04
Cumulative effect of change in accounting principle	—	—

Net income (loss) per share available to common stockholders	$(0.07)	$0.00

Weighted-average shares outstanding — basic	346,731	368,106
Weighted-average shares outstanding — diluted	346,731	368,106
The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Nine Months Ended
	July 31,	July 31,
	2007	2006
	(unaudited)
Cash flows from operating activities
Net loss	$(25,557)	$(1,214)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	25,964	29,112
Tax effects of stock-based compensation plans	5,452	4,258
Excess tax benefits from stock-based compensation	(5,452)	(4,258)
Depreciation and amortization	31,163	33,908
Change in accounts receivable allowances	(878)	(4,660)
Utilization of previously reserved acquired net operating losses	4,835	3,860
Impairment of intangibles and goodwill	14,699	—
Purchased in-process research and development	—	2,110
Net gain on sale of property, plant and equipment	—	(5,968)
Gain on sale of venture capital funds	(3,591)	—
(Gain on) impairment of long-term investments	(1,738)	626
Gain on sale of discontinued operations, before taxes	(628)	(11,960)
Loss on sale of Japan consulting group	—	8,273
Executive termination benefits, non-cash	—	9,409
Cumulative effect of change in accounting principle	—	897
Changes in current assets and liabilities, excluding the effect of acquisitions and dispositions:
Receivables	30,855	30,061
Prepaid expenses	(23,265)	(3,805)
Other current assets	(3,598)	3,965
Deferred income taxes	1,839	(1,072)
Change in current assets/liabilities held for sale	—	(2,311)
Accounts payable	(7,031)	(2,701)
Accrued liabilities	(6,776)	(37,086)
Deferred revenue	308,300	(14,667)

Net cash provided by operating activities	344,593	36,777

Cash flows from financing activities
Issuance of common stock, net	14,375	21,674
Excess tax benefits from stock-based compensation	5,452	4,258
Payment of cash dividends on Series B Preferred Stock	(5)	(141)
Repurchases of common stock, retired	—	(400,000)

Net cash provided by (used in) financing activities	19,822	(374,209)

Cash flows from investing activities
Purchases of property, plant and equipment	(17,479)	(19,540)
Proceeds from the sale of property, plant and equipment	—	24,992
Proceeds from repayment of note receivable	—	9,092
Purchases of short-term investments	(377,765)	(407,175)
Maturities of short-term investments	109,142	110,129
Sales of short-term investments	196,290	342,081
Proceeds from the sale of venture capital funds	4,964	—
Proceeds from the sale of Salmon/Celerant, net of cash divested	2,749	37,922
Cash paid for acquisition of RedMojo/e-Security, net of cash acquired	(9,727)	(71,550)
Cash paid for equity share of Open Invention Network, LLC	—	(4,225)
Purchases of intangible assets	(1,175)	(1,159)
Purchases of long-term investments	—	(8,608)
Proceeds from the sale of and distribution from long-term investments	1,738	7,180
Other	8,440	7,771

Net cash provided by (used in) investing activities	(82,823)	26,910

Increase (decrease) in cash and cash equivalents	281,592	(310,522)
Cash and cash equivalents — beginning of period	675,787	811,238

Cash and cash equivalents — end of period	$957,379	$500,716

NOVELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(amounts in thousands)

	Nine Months Ended
	July 31,	July 31,
	2007	2006
	(unaudited)
Supplemental disclosure of non-cash activities:
Conversion of Series B Preferred Stock to Common Stock	$9,350	$—
Contribution of patents to Open Invention Network, LLC	$—	$14,383
The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2007
A. Quarterly Financial Statements
     The interim consolidated financial statements as of July 31, 2007 and for the three and nine months ended July 31, 2007 and 2006 were prepared by Novell, Inc. (“Novell”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. The accompanying financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of the financial condition and results of operations of Novell as of and for the interim periods presented. The interim operating results are not necessarily indicative of the results for a full year.
Reclassifications
     In March 2007, we sold our U.K.-based Salmon Ltd. (“Salmon”) business consulting unit. The results of operations for Salmon have been classified as discontinued operations for all periods presented (see Note D). Certain amounts unrelated to this discontinued operation reported in prior years also have been reclassified from what was previously reported to conform to the current year’s presentation. In addition, during the third quarter of fiscal 2007, we began reporting our services revenue and related cost of revenue in separate lines on the consolidated statements of operations. All prior periods have been reclassified to conform to the current year’s presentation. These reclassifications did not have any impact on net loss and net loss per share available to common stockholders.
B. Significant Accounting Policies
Recognition Policy — Microsoft Agreements-related Revenue
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
     Under the Business Collaboration Agreement, we are marketing a combined offering with Microsoft. The combined offering consists of SUSE Linux Enterprise Server (“SLES”) and a subscription for SLES support along with Microsoft Windows Server, Microsoft Virtual Server and Microsoft Viridian, and is offered to customers desiring to deploy Linux and Windows in a virtualized setting. Microsoft made an upfront payment to us of $240 million for SLES subscription “certificates,” which Microsoft may use, resell or otherwise distribute over the term of the agreement, allowing the certificate holder to redeem single or multi-year subscriptions for SLES support from us (entitling the certificate holder to upgrades, updates and technical support). Microsoft agreed to spend $60 million over the term of the agreement for marketing Linux and Windows virtualization scenarios and also agreed to spend $34 million over the term of the agreement for a Microsoft sales force devoted primarily to marketing the combined offering. Microsoft agreed that for three years following the initial date of the agreement it will not enter into an agreement with any other Linux distributor to encourage adoption of non-Novell Linux/Windows Server virtualization through a program substantially similar to the SLES subscription “certificate” distribution program.
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
     As the three agreements are interrelated and were negotiated and executed simultaneously, for accounting purposes we considered all of the agreements to constitute one arrangement containing multiple elements. The SLES subscription purchases of $240 million were within the scope of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and are being accounted for based on vendor specific objective evidence of fair value. We will recognize the revenue ratably over the respective subscription terms beginning upon customer activation, or for subscriptions which expire un-activated, if any, we recognize revenue upon subscription expiration. Objective evidence of the fair value of elements within the Patent Cooperation Agreement and Technical Collaboration Agreement did not exist. As such, we combined the $108 million for the Patent Cooperation Agreement payment and amounts we will receive for the Technical Collaboration Agreement and are recognizing this revenue ratably over the contractual term of the agreements of 5 years. Our periodic payments to Microsoft will be recorded as a reduction of revenue. The contractual expenditures by Microsoft, including the dedicated sales force of $34 million and the marketing funds of $60 million, do not obligate us to perform, and, therefore, do not have an accounting consequence to us.
C. Acquisitions
     RedMojo
     On November 17, 2006, we acquired all of the outstanding shares of RedMojo Inc (“RedMojo”), a privately-held technology company that specialized in cross-platform virtualization management software tools. RedMojo’s products have been integrated into our systems and resource management products. The purchase price was approximately $9.7 million in cash plus merger and transaction costs of approximately $0.2 million. In addition, as part of the acquisition, we established a bonus pool of approximately $0.6 million for RedMojo employees who satisfy certain criteria. The bonus pool was not accrued as a component of the purchase price and any bonus payments out of this pool will be expensed when earned. RedMojo’s results of operations were included in our consolidated financial statements beginning on the acquisition date.
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
D. Divestitures
     Salmon
     On March 12, 2007, we sold our shares in Salmon to Okam Limited, a U.K. Limited Holding Company for $4.9 million, plus an additional contingent payment of approximately $3.9 million to be received if Salmon meets certain revenue targets. There will be no further shareholder or operational relationship between us and Salmon going forward. Salmon was a component of our business consulting segment and Salmon’s sale will not have an impact on our IT consulting business.
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

Celerant
     On May 24, 2006, we sold our shares in Celerant consulting to a group comprised of Celerant management and Caledonia Investments plc. Celerant consulting is accounted for as a discontinued operation and, accordingly, its results of operations and the gain on its sale in prior periods are reported separately in a single line item in our consolidated statements of operations.

     The results of discontinued operations for the third quarter and first nine months of fiscal years 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2007	2006	2007	2006
Salmon net revenue	$—	$5,081	$7,351	$16,411
Celerant net revenue	$—	$11,637	$—	$83,341

Salmon income before taxes	$—	$288	$83	$1,603
Celerant income before taxes	—	205	—	1,783
Impairment of long-lived assets of Salmon	—	—	(10,848)	—
Gain on sale of Salmon	—	—	628	—
Gain on sale of Celerant	—	11,960	—	11,960
Income tax expense (benefit)	—	849	(69)	2,461

Income (loss) from discontinued operations	$—	$11,604	$(10,068)	$12,885

E. Microsoft Agreements
     On November 2, 2006, we entered into a Business Collaboration Agreement, a Technical Collaboration Agreement, and a Patent Cooperation Agreement with Microsoft Corporation, discussed above in Significant Accounting Policies.
     During the third quarter and first nine months of fiscal 2007, we recorded revenue of $12.1 million and $30.3 million, respectively, net of payments to Microsoft of $1.8 million and $4.0 million, respectively, related to the Microsoft agreements. At July 31, 2007, we had deferred revenue relating to these agreements of $319.1 million, of which $89.2 million is classified as current deferred revenue and $229.9 million is classified as long-term deferred revenue.
F. Cash, Cash Equivalents, and Short-Term Investments
     We consider all investments with an initial term to maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are diversified and primarily consist of investment grade securities that 1) mature within the next 12 months; 2) have characteristics of short-term investments, such as auction dates within at least six months of the prior auction date; or 3) are available to be used for current operations even if some maturities may extend beyond one year. All auction rate securities are classified as short-term investments.
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
     At July 31, 2007, approximately $7.4 million of our equity securities were designated for deferred compensation payments, which are paid out as requested by the participants of the plan.
     At July 31, 2007, contractual maturities of our short-term investments were:

		Fair Market
(in thousands)	Cost	Value

Less than one year	$220,428	$219,550
Due in one to two years	136,279	135,870
Due in two to three years	153,540	153,395
Due in more than three years	239,650	239,250
No contractual maturity	116,503	117,194

Total short-term investments	$866,400	$865,259

     When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in investment income in the consolidated statements of operations. Realized gains and losses on short-term investments were as follows:

	Three months ended		Nine months ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2007	2006	2007	2006
Realized gains	$179	$71	$346	$312
Realized losses	$362	$297	$1,005	$1,831
     We had net unrealized losses related to short-term investments of $1.1 million at July 31, 2007 compared to net unrealized losses of $3.6 million at October 31, 2006. Our short-term investment portfolio includes gross unrealized gains and losses of $1.3 million and $2.4 million, respectively, as of July 31, 2007. We did not record any impairment losses on short-term investments during the third quarters and first nine months of fiscal 2007 and fiscal 2006 as we considered the unrealized losses to be temporary.
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
H. Goodwill and Intangible Assets
     Goodwill
     The following is a summary of goodwill as of the dates shown resulting from the indicated acquisitions:

	July 31,	October 31,
	2007	2006
	(in thousands)
SUSE	$172,086	$172,086
SilverStream	104,502	108,253
e-Security	59,699	59,699
Ximian	31,992	32,605
Tally	14,655	14,909
Immunix	13,967	14,227
Salmon	—	11,906
RedMojo	7,554	—
Onward Novell	2,010	2,010
Other technology companies	9,006	9,006

Total goodwill	$415,471	$424,701

     In the first quarter of fiscal 2007, we began operating and reporting our financial results based on new segments, four new product-related business unit segments based on information solution categories and a new business consulting segment. The new segments are:
•	Open platform solutions

•	Systems and resource management

•	Identity and security management

•	Workgroup

•	Business consulting

     Because we changed our segments beginning November 1, 2006, we performed a goodwill impairment test in the first quarter of fiscal 2007, which did not result in an impairment charge. However, future performance of the new segments could result in a non-cash impairment charge. Prior to fiscal 2007, we operated and reported our financial results in three segments based on geographic area:
•	Americas — included the United States, Canada and Latin America

•	EMEA — included Eastern and Western Europe, Middle East, and Africa

•	Asia Pacific — included China, Southeast Asia, Australia, New Zealand, Japan, and India
     The following table summarizes the allocation of goodwill from the old geographical segments to the new segments based on the relative fair values of the reporting units as of October 31, 2006:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Open platform solutions	$35,565	$32,394	$7,960	$75,919
Systems and resource management	72,688	30,023	525	103,236
Identity and security management	14,120	62,576	10,640	87,336
Workgroup	104,766	29,075	8,513	142,354
Business consulting	—	15,856	—	15,856

Balance as of October 31, 2006	$227,139	$169,924	$27,638	$424,701

     Goodwill allocated to the new reporting segments as of July 31, 2007 is as follows:

		Systems and	Identity and
	Open Platform	Resource	Security		Business
(in thousands)	Solutions	Management	Management	Workgroup	Consulting	Total
Balance as of October 31, 2006	$75,919	$103,236	$87,336	$142,354	$15,856	$424,701
RedMojo acquisition	—	7,554	—	—	—	7,554
Salmon impairment	—	—	—	—	(10,207)	(10,207)
Salmon disposition	—	—	—	—	(2,177)	(2,177)
Adjustments	(897)	(1,219)	(1,031)	(1,684)	431	(4,400)

Balance as of July 31, 2007	$75,022	$109,571	$86,305	$140,670	$3,903	$415,471

     Adjustments during the first nine months of fiscal 2007 decreased goodwill by $4.4 million. The adjustments were comprised principally of $4.8 million in tax-related adjustments partially offset by a $0.4 million increase in foreign currency adjustments. The $4.8 million tax adjustments were attributable to the SilverStream, Immunix, Ximian, and Tally acquisitions and related to the reversal of deferred tax asset valuation allowances for acquired net operating loss carryforwards that were utilized by taxable income generated in the first nine months of fiscal 2007.
     During the first quarter of fiscal 2007, we determined that it was more likely than not that Salmon would be sold. This determination triggered the need to test the $11.9 million of goodwill related to Salmon for impairment. Using an estimate of proceeds to be received upon sale as an indicator of Salmon’s fair value, we determined that $10.2 million of Salmon’s goodwill had become impaired, and was, therefore, written off during the quarter. The Salmon sale was completed during the second quarter of fiscal 2007 and resulted in the write-off, included as a component of the gain on sale calculation, of the remaining $2.2 million of goodwill that was related to Salmon.

     Intangible Assets
     The following is a summary of intangible assets:

	July 31, 2007			October 31, 2006
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value	Asset Lives
				(in thousands)
Developed technology	$32,033	$(25,020)	$7,013	$30,929	$(21,128)	$9,801	3-4 years
Trademarks and trade names	24,731	(396)	24,335	24,731	(131)	24,600	3 years or Indefinite
Customer/contractual relationships	18,311	(17,066)	1,245	23,002	(17,381)	5,621	3 years
Internal use software	5,057	(5,037)	20	5,193	(4,921)	272	3 years
Non-compete agreement	—	—	—	422	(312)	110	3 years

Total intangible assets	$80,132	$(47,519)	$32,613	$84,277	$(43,873)	$40,404

     During the first quarter of fiscal 2007, we acquired developed technology of $2.4 million related to the acquisition of RedMojo, which has been integrated into our systems and resource management products. During the second quarter of fiscal 2007, we acquired developed technology for $0.9 million, which has been integrated into our identity and security management products.
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
     During the third quarter of fiscal 2007, as part of our periodic review of intangible assets, we determined that e-Security’s financial performance declined significantly and that its estimated future undiscounted direct cash flows would not be sufficient to cover the carrying value of its intangible assets. We used discounted cash flow models to estimate the value of e-Security’s intangible assets and determined that $2.5 million, $1.3 million and $0.1 million of e-Security’s developed technology, customer relationship and trade name intangible assets, respectively, had become impaired. These intangible assets were written down and the related charges were recorded as a component of operating expense in the consolidated statements of operations during the third quarter of fiscal 2007. The entire $3.9 million impairment charge related to the identity and security management operating segment.
     Amortization of intangible assets for the third quarters of fiscal 2007 and 2006 was $1.9 million and $3.7 million, respectively. Amortization of intangible assets for the first nine months of fiscal 2007 and 2006 was $6.9 million and $9.5 million, respectively. Amortization of existing intangibles is estimated to be approximately $1.3 million for the remainder of fiscal 2007, $4.5 million in fiscal 2008, $2.3 million in fiscal 2009, and $0.2 million in fiscal 2010, with nothing thereafter.
I. Income Taxes
     We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the third quarter and first nine months of fiscal 2007, we provided for income tax expense on continuing operations of $8.7 million and $20.9 million, respectively. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items). Pursuant to FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), we excluded our U.S. operations and related tax effects from the calculation of our estimated annual effective tax rate. We determined that inclusion of the U.S. operations in the estimated annual effective tax rate would not provide a reliable estimate as small changes in estimated income would result in significant changes in the estimated annual effective tax rate. As such, the tax effects of U.S. operations were recognized discretely in the same period the income was recorded. Due to the utilization of a significant amount of our net operating loss carryforwards in previous years, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” in fiscal 2006, we elected to follow the tax ordering laws to determine the sequence in which deductions and net operating loss carryforwards are utilized. Accordingly, during the third quarter and first nine months of fiscal 2007, a tax benefit relating to stock options for current year exercises and utilization of previously reserved net operating losses of $1.4 million and $5.5 million, respectively, was credited to additional paid-in capital. Additionally, through the first nine months of fiscal 2007, a tax benefit relating to the utilization of previously reserved acquired net operating losses of $4.8 million was credited to goodwill.

     The effective tax rate differs from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, and differences between book and tax treatment of certain items of income. The effective tax rate on continuing operations for the third quarter of fiscal 2007 was 165% compared to an effective tax rate of 41% for the same period in fiscal 2006. The effective tax rate for the first nine months of fiscal 2007 was 385% compared to a benefit rate of 72% for the same period in fiscal 2006. The effective tax rate for the third quarter and first nine months of fiscal 2007 differs from the effective tax rate for the same periods of fiscal 2006 due to near break-even earnings from continuing operations in the third quarter and first nine months of fiscal 2007, which are offset by income tax expense resulting primarily from the use of previously reserved U.S. acquired net operating loss carryovers.
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
     We paid cash for income taxes on continuing operations of $10.4 million in the first nine months of fiscal 2007 and $10.8 million during the same period of fiscal 2006. We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” (“SFAS No. 5”) which requires us to accrue for losses we believe are probable and can be reasonably estimated. The amount reflected in the consolidated balance sheet at July 31, 2007 is considered adequate based on our assessment of many factors including: results of tax audits, past experience and interpretations of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors.
J. Line of Credit
     As of July 31, 2007, we had a $20.0 million bank line of credit available for letter of credit purposes. At July 31, 2007, there were standby letters of credit of $14.4 million outstanding under this line, all of which are collateralized by cash. The bank line of credit expires on April 1, 2008. The bank line of credit is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. We are in full compliance with all the financial covenants and restrictions contained in this credit agreement. In addition, at July 31, 2007, we had outstanding letters of credit of an insignificant amount at other banks.
K. Restructuring and Merger Liabilities
     Restructuring Liabilities
     During the first nine months of fiscal 2007, we recorded net restructuring expenses of $17.9 million, of which $18.2 million related to restructuring activities recognized during the first nine months of fiscal 2007 and $0.3 million related to net releases of previously recorded restructuring liabilities.
     The fiscal 2007 restructuring action is a continuation of the restructuring plan that we began implementing during the fourth quarter of fiscal 2006 and is anticipated to continue throughout fiscal 2007. This restructuring plan relates to efforts to restructure our business to improve profitability. These efforts center around three main initiatives: (1) improving our sales model and sales staff specialization; (2) integrating product development approach and balancing between on and offshore development locations; and (3) improving administrative and support functions. Specific actions taken during the first nine months of fiscal 2007 included reducing our workforce by 202 employees in sales, consulting, general and administrative, operations, product development, marketing, and technical support. These reductions occurred in most geographic locations and levels of the organization. Total restructuring expenses by operating segment were as follows: $14.7 million in corporate operating costs not allocated to our operating segments, $1.7 million in identity and security management, $0.8 million in workgroup, $0.6 million in open platform solutions, and $0.4 million in systems and resource management.

     Our restructuring activities in previous periods are disclosed in detail in our Annual Report on Form 10-K for fiscal 2006. The following table summarizes the restructuring reserve balance at July 31, 2007 and activity during the first nine months of fiscal 2007:

	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002
(in thousands)	Restructurings	Restructurings	Restructurings	Restructurings	Restructuring	Restructuring	Total
Balance at October 31, 2006:
Workforce reductions	$—	$3,097	$1,333	$—	$—	$—	$4,430
Excess facilities, property and equipment	—	15	3,866	877	2,212	2,236	9,206
Other restructuring-related costs	—	128	57	—	—	—	185

Total restructuring reserve balance	—	3,240	5,256	877	2,212	2,236	13,821

Adjustments/Original Charge:
Workforce reductions	14,946	(286)	(98)	—	—	—	14,562
Excess facilities, property and equipment	2,894	—	370	(100)	(60)	(102)	3,002
Other restructuring-related costs	294	—	40	—	—	—	334

Total adjustments/ Original charge	18,134	(286)	312	(100)	(60)	(102)	17,898

Payments:
Workforce reductions	(11,801)	(2,811)	(460)	—	—	—	(15,072)
Excess facilities, property and equipment	(1,779)	(15)	(641)	(387)	(931)	(654)	(4,407)
Other restructuring-related costs	(238)	(84)	—	—	—	—	(322)

Total payments	(13,818)	(2,910)	(1,101)	(387)	(931)	(654)	(19,801)

Balance at July 31, 2007:
Workforce reductions	3,145	—	775	—	—	—	3,920
Excess facilities, property and equipment	1,115	—	3,595	390	1,221	1,480	7,801
Other restructuring-related costs	56	44	97	—	—	—	197

Total restructuring reserve balance	$4,316	$44	$4,467	$390	$1,221	$1,480	$11,918

     Net adjustments decreased the restructuring reserves during the first nine months of fiscal 2007 by $0.3 million. These changes related to various severance and benefit estimates and facility estimates, and are reflected in the table above for the respective restructuring action.

     Merger Liabilities
     The following table summarizes the merger liabilities balance and activity during the first nine months of fiscal 2007:

	Balance at			Balance at
	October 31,	Additions from	Payments/	July 31,
(in thousands)	2006	Acquisitions	adjustments	2007
Facilities related	$14,457	$—	$(1,281)	$13,176
Employee related	85	—	(85)	—
Other	102	149	20	271

Total merger liabilities	$14,644	$149	$(1,346)	$13,447

     Additions from acquisitions relates to merger liabilities from the acquisition of RedMojo in November 2006.
     As of July 31, 2007, the remaining unpaid restructuring and merger liability balances include accrued liabilities related to lease costs for redundant facilities that will be paid over the respective remaining contract terms, and various professional fees that will be paid over the next twelve months.
L. Senior Convertible Debentures
     On July 2, 2004, we issued and sold $600.0 million aggregate principal amount of our senior convertible debentures (“Debentures”) due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year until maturity, commencing January 15, 2005.
     In connection with the issuance of the Debentures, we incurred $14.9 million of issuance costs, which primarily consisted of investment banking, legal and other professional fees. These costs are classified within Other Assets and are being amortized as interest expense using the effective interest method over the term from issuance through the date that the holders can first require repurchase of the Debentures (July 15, 2009). Amortization expenses related to the issuance costs were $0.7 million and $2.2 million for the third quarter and first nine months of fiscal 2007, respectively.
     Due to the voluntary review of our historical stock-based compensation practices that was announced in August 2006 and not completed until May 2007, we did not file our third quarter fiscal 2006 Form 10-Q, fiscal 2006 Form 10-K, and first quarter fiscal 2007 Form 10-Q in a timely manner. In September 2006, we received a letter from Wells Fargo Bank, N.A., the trustee of our Debentures, which asserted that we were in default under the indenture because of the delay in filing our Form 10-Q for the period ended July 31, 2006. The letter stated that the asserted default would not become an “event of default” under the indenture if we cured the default within 60 days after the date of the notice. We believe that this above-mentioned notice of default was invalid and without merit because the indenture only requires us to provide the trustee copies of SEC reports within 15 days after such filings are actually made. However, in order to avoid the expense and uncertainties of further disputing whether a default under the indenture had occurred, we solicited consents from the holders of the Debentures to proposed amendments to the indenture that would give us until Thursday, May 31, 2007 to become current in our SEC reporting obligations and a waiver of rights to pursue remedies available under the indenture with respect to any default caused by our not filing SEC reports timely. On November 9, 2006, we received consents from the holders of the Debentures, and therefore we and the trustee entered into a first supplemental indenture implementing the proposed amendments described in the consent solicitation statements. Under the terms of the consent solicitation and first supplemental indenture, we are paying an additional 7.3% per annum, or $44.0 million, in special interest on the Debentures from November 9, 2006 to, but excluding November 9, 2007. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), since the change in the terms of the Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification of debt and not an extinguishment of debt, and therefore the additional $44.0 million of special interest payments is expensed over the period from November 9, 2006 through July 15, 2009, the date the Debentures are first callable by either party. During the period of November 9, 2006 through July 15, 2009, the new effective interest rate on this debt, including the $44.0 million, is 3.2%. The $44.0 million is being paid as special interest payments over three periods; the first payment of $8.1 million occurred in January 2007. The next payment of $22.0 million occurred in July 2007 and the final payment of $13.9 million will occur in January 2008. During the third quarter and first nine months of fiscal 2007, we incurred interest expense of $5.6 million and $16.4 million, respectively, related to the Debentures and made cash payments for interest of $33.1 million during the first nine months of fiscal 2007. In addition, we expensed approximately $1.5 million in fees paid to Citigroup for work performed on the consent process. On May 25, 2007, we filed our delinquent reports bringing us current with our SEC reporting obligations.

M. Guarantees
     We have provided a guarantee to a foreign taxing authority in the amount of $0.8 million related to a foreign tax audit. It is expected that the terms of the foreign tax audit guarantee will continue until the conclusion of the audit. In addition, we have provided guarantees in the amount of $1.0 million, in total, to vendors of our foreign subsidiaries to guarantee payments on contracts. We have also provided other guarantees of insignificant amounts for various purposes.
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
N. Legal Proceedings
     Between September and November of 2006, seven separate derivative complaints were filed in Massachusetts state and federal courts against us and many of our current and former officers and directors asserting various claims related to alleged options backdating. We are also named as a nominal defendant in these complaints, although the actions are derivative in nature and purportedly asserted on our behalf. These actions arose out of our announcement of a voluntary review of our historical stock-based compensation practices. The complaints essentially allege that since 1999, we have materially understated our compensation expenses and, as a result, overstated actual income. The five actions filed in federal court have been consolidated, and the parties to that action have stipulated that the defendants’ answer or motion to dismiss will be due 45 days after the filing of an amended complaint. The two actions filed in state court have also been consolidated and transferred to the Business Litigation Session of Massachusetts Suffolk County Superior Court, and the parties to that action have stipulated that the defendants’ answer or motion to dismiss will be due 30 days after the filing of an amended complaint. While we are still in the process of evaluating these claims, based on the results of our own internal audit and rulings in similar cases, we believe we have strong defenses to the claims asserted in both consolidated cases. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.
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
     On January 20, 2004, the SCO Group, Inc. (“SCO”) filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. Upon our motion the action was removed to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. Our answer set forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial.

On February 3, 2006, SCO filed a Second Amended Complaint alleging that we had violated supposed non-competition provisions of the agreement under which we sold certain UNIX-related assets to SCO, that we infringe SCO’s copyrights, and that we are engaging in unfair competition by attempting to deprive SCO of the value of the UNIX technology. SCO sought to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and to cause us to pay actual, special and punitive damages in an amount to be proven at trial. As a result of SCO’s Second Amended Complaint, SUSE filed a demand for arbitration before the International Court of Arbitration in Zurich, Switzerland, pursuant to a “UnitedLinux Agreement” in which SCO and SUSE were parties. Hearings before the International Court Tribunal are currently set for December 2007. On August 10, 2007, the U.S. District Court Judge issued a Memorandum Decision and Order that granted Novell summary judgment against SCO on significant issues in the litigation. The District Court determined that we own the UNIX copyrights and dismissed certain of SCO’ s claims against us. In addition, the Court ruled that we were entitled to a share of certain royalties SCO had received from Sun Microsystems, Inc. and Microsoft through their licenses with SCO. As a result of the Court’s recent ruling, we anticipate that the scheduled September 2007 trial will primarily focus on the amount to which we are entitled to receive from such license royalties. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material effect on our financial position, results of operations or cash flows.
     On July 12, 2002, Amer Jneid and other related plaintiffs filed a complaint in the Superior Court of California, Orange County, alleging claims for breach of contract, fraud in the inducement, misrepresentation, infliction of emotional distress, rescission, slander and other claims against us in connection with our purchase of so-called “DeFrame” technology from the plaintiffs and two affiliated corporations (TriPole Corporation and Novetrix), and employment agreements Novell entered into with the plaintiffs in connection with the purchase. The complaint sought unspecified damages, including “punitive damages.” The dispute (resulting in these claims) arises out of the plaintiffs’ assertion that we failed to properly account for license distributions which the plaintiffs claim would have entitled them to certain bonus payouts under the purchase and employment agreements. After a lengthy jury trial in January 2007, the jury returned a verdict in favor of the various plaintiffs on certain contract claims and in favor of us on various remaining claims. As a result of the verdict, a judgment was entered against us on August 27, 2007 in the amount of $19.0 million plus an additional $4.5 million in prejudgment interest. In addition, we estimate that we will pay approximately $3.5 million for plaintiff attorney fees, for a total of $27.0 million. As of July 31, 2007, we have accrued $27.0 million for this matter. We have filed various post-trial motions, with the hope of reducing the verdict amount and also intend to pursue an appeal of the judgment to the California Court of Appeals. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.
     SilverStream, which we acquired in July 2002, and several of its former officers and directors, as well as the underwriters who handled SilverStream’s two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of the issuers, including SilverStream. A Consolidated Amended Complaint with respect to all of these companies was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the Court. While we believe that SilverStream and its former officers and directors have meritorious defenses to the claims, a tentative settlement has been reached between many of the defendants and the plaintiffs, which contemplates a settlement of the claims, including the ones against SilverStream and its former directors and officers. Any settlement agreement must receive final approval from the Court and efforts to pursue the same are ongoing. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.
     We account for legal reserves under SFAS No. 5, which requires us to accrue for losses that we believe are probable and can be reasonably estimated. We evaluate the adequacy of our legal reserves based on our assessment of many factors, including our interpretations of the law and our assumptions about the future outcome of each case based on current information. It is reasonably possible that our legal reserves could be increased or decreased in the near term based on our assessment of these factors. We are currently party to various legal proceedings and claims involving former employees, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect, individually or in the aggregate, on our consolidated financial position, results of operations or cash flows.

O. Redeemable Preferred Stock
     On November 10, 2006, IBM converted the remaining 187 outstanding shares of our Series B Preferred Stock into 1.5 million shares of our common stock.
P. Net Income (Loss) Per Share From Continuing Operations Available to Common Stockholders
     The following tables reconcile the numerators and denominators of the net income (loss) per share from continuing operations calculation for the third quarters and first nine months of fiscal 2007 and 2006:

	Three Months Ended
	July 31,	July 31,
(in thousands, except per share data)	2007	2006
Basic net income (loss) per share computation:
Net loss from continuing operations	$(3,420)	$(17,128)
Dividends on Series B Preferred Stock	—	(47)

Net loss from continuing operations available to common stockholders	$(3,420)	$(17,175)

Weighted-average common shares outstanding, excluding unvested restricted stock	348,177	340,127

Basic net loss per share from continuing operations available to common stockholders	$(0.01)	$(0.05)

Diluted net income (loss) per share computation:
Net loss from continuing operations	$(3,420)	$(17,128)
Dividends on Series B Preferred Stock	—	(47)

Diluted net loss from continuing operations available to common stockholders	$(3,420)	$(17,175)

Weighted-average common shares outstanding, excluding unvested restricted stock	348,177	340,127
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	—	—

Total adjusted weighted-average common shares	348,177	340,127

Diluted net loss per share from continuing operations available to common stockholders	$(0.01)	$(0.05)

     The 1.5 million shares of common stock attributable to the assumed conversion of outstanding Series B Preferred Stock in the third quarter of fiscal 2006, and the 52.0 million shares attributable to the assumed conversion of outstanding Debentures in the third quarters of fiscal 2007 and 2006, respectively, were not included in the calculation of diluted net loss per share in the third quarters of fiscal 2007 and 2006 as their effects were antidilutive. Incremental shares attributable to the assumed exercise of outstanding options with exercise prices that were less than the average market price (“in the money”) for the quarters ended July 31, 2007 and 2006 totaling 2,969,022 and 3,677,733 shares, respectively, were not included in the calculation of diluted net loss per share as their effect would have been antidilutive due to our net loss from continuing operations. Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out of the money”) for the quarter ended July 31, 2007 and 2006 were also not included in the calculation of diluted net loss per share as their effect would have been antidilutive. Out of the money options for the third quarters of fiscal 2007 and 2006 totaled 19,297,554 and 23,589,883, respectively.

	Nine months Ended
	July 31,	July 31,
(in thousands, except per share data)	2007	2006
Basic net income (loss) per share computation:
Net loss from continuing operations	$(15,489)	$(13,202)
Dividends on Series B Preferred Stock	—	(141)

Net loss from continuing operations available to common stockholders	$(15,489)	$(13,343)

Weighted-average common shares outstanding, excluding unvested restricted stock	346,731	368,106

Basic net loss per share from continuing operations available to common stockholders	$(0.04)	$(0.04)

Diluted net income (loss) per share computation:
Net loss from continuing operations	$(15,489)	$(13,202)
Dividends on Series B Preferred Stock	—	(141)

Diluted net loss from continuing operations available to common stockholders	$(15,489)	$(13,343)

Weighted-average common shares outstanding, excluding unvested restricted stock	346,731	368,106
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	—	—

Total adjusted weighted-average common shares	346,731	368,106

Diluted net loss per share from continuing operations available to common stockholders	$(0.04)	$(0.04)

     The 1.5 million shares of common stock attributable to the assumed conversion of outstanding Series B Preferred Stock in the first nine months of fiscal 2006, and the 52.0 million shares attributable to the assumed conversion of outstanding Debentures in the first nine months of fiscal 2007 and 2006, respectively, were not included in the calculation of diluted net loss per share in the first nine months of fiscal 2007 and 2006 as their effects were antidilutive. Incremental shares attributable to the assumed exercise of outstanding options with exercise prices that were less than the average market price (“in the money”) for the first nine months of fiscal 2007 and 2006, totaling 2,217,248 and 6,365,644 shares, respectively, were not included in the calculation of diluted net loss per share as their effect would have been antidilutive due to our net loss from continuing operations. Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out of the money”) for the nine months ended July 31, 2007 and 2006 were also not included in the calculation of diluted net loss per share as their effect would have been antidilutive. Out of the money options for the nine months of fiscal 2007 and 2006 totaled 19,461,403 and 21,555,367, respectively.
Q. Comprehensive Income
     The components of comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2007	2006	2007	2006
Net loss	$(3,420)	$(6,421)	$(25,557)	$(1,214)
Change in net unrealized loss on investments	(375)	425	2,426	(16)
Change in pension liability	—	421	—	633
Change in cumulative translation adjustments	2,896	(2,671)	9,922	(764)

Comprehensive loss	$(899)	$(8,246)	$(13,209)	$(1,361)

     Our accumulated other comprehensive income is comprised of the following:

	July 31,	October 31,
	2007	2006
	(in thousands)
Net unrealized loss on investments	$(1,141)	$(3,567)
Cumulative translation adjustment	27,569	17,647

Total accumulated other comprehensive income	$26,428	$14,080

R. Stock-Based Compensation
     We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), on November 1, 2005. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option pricing model. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
     We currently have five stock award plans that allow us to grant stock options, restricted stock, restricted units and other equity-based awards to employees and consultants, and one stock option plan that allows us to grant stock options to non-employee members of the Board of Directors. All stock-based compensation awards are issued under one of these six stock award plans. When granting stock options, we typically grant nonstatutory options at fair market value on the date of grant. We also grant restricted stock and restricted stock units. These plans are discussed in more detail in Note U to our audited consolidated financial statements contained in our fiscal 2006 Annual Report on Form 10-K.
     We made the following stock option, restricted stock and restricted stock unit grants during the first nine months of fiscal 2007 and 2006:

	Nine months ended
(shares/units in thousands)	July 31, 2007	July 31, 2006
Stock options:
Performance-based	728	1,036
Time-based	2,567	2,113
Restricted stock:
Performance-based	—	175
Time-based	—	275
Restricted stock units:
Performance-based	1,104	34
Time-based	4,360	4,565
     Stock Options
     Performance-based. In the first nine months of fiscal 2007 and 2006, we granted stock options to executives that will vest based on the achievement of certain revenue targets set in each of the four fiscal years beginning in the year of grant. If the targets are not met, the stock options will expire unvested.
     Time-based. In the first nine months of fiscal 2007 and 2006, we granted stock options to executive and non-executive employees. Options vest 25% on the first anniversary of the grant date and monthly thereafter until 100% of the grant is fully vested at the end of four years. The options expire in 8 years.
     Restricted Stock
     Performance-based. In the first nine months of fiscal 2006, we granted restricted stock to executives that will vest based on the achievement of certain profit targets set in each of the four fiscal years beginning in the year of grant. If the targets are not met, the restricted stock will not vest and the original issuance price will be repurchased by Novell.
     Time-based. In the first nine months of fiscal 2006, we granted restricted stock to executives that will vest proportionally on each grant date annual anniversary over a period of three or four years.
     Restricted Stock Units
     Performance-based. In the first nine months of fiscal 2007 and 2006, we granted restricted stock units to executives that will vest based on the achievement of certain profit targets set for each of the four fiscal years beginning in the year of grant. If the targets are not met, the restricted stock units will expire and will not be released. In addition, in the first nine months of fiscal 2007, we granted restricted stock units to executives that will vest based on the achievement of certain non-GAAP exit rate operating income margins set for each of the two fiscal years beginning in the year of grant. If the targets are not met, the restricted stock units will expire and will not be released.

     Time-based. In the first nine months of fiscal 2007 and 2006 we granted restricted stock units to executive and non-executive employees. Most units vest proportionally on each grant date anniversary over three or four years.
     The fair value of restricted stock units granted in the first nine months of fiscal 2007 was based on the fair market value of our stock on the date of grant.
     Our consolidated statements of operations for the third quarter and first nine months of fiscal 2007 and 2006 includes the following amounts of stock-based compensation expense in the respective captions:

	Three months ended	Three months ended	Nine months ended	Nine months ended
(in thousands)	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
Cost of revenue	$1,257	$1,034	$3,241	$3,019

Sales and marketing	2,831	2,819	7,091	9,394
Product development	2,684	1,954	7,370	6,341
General and administrative	2,760	1,880	8,262	10,095

Operating expenses	8,275	6,653	22,723	25,830
Tax benefit	—	—	—	—

Stock-based compensation expense from continuing operations	9,532	7,687	25,964	28,849
Discontinued operations	—	—	—	263

Total stock-based compensation expense	$9,532	$7,687	$25,964	$29,112

     Stock-based compensation during the third quarter and first nine months of fiscal 2007 included $0.7 million and $2.5 million, respectively, related to the modification of certain vested stock awards that otherwise would have expired during the period when our stock awards were not exercisable due to the delay in filing of our SEC financial reports in connection with our review of our historical stock-based compensation practices. We modified vested stock-based compensation awards held by employees terminated during the blackout period, giving them 60 days to exercise their awards once the blackout period ended. Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.8 years was $89.8 million at July 31, 2007.
     Employee Stock Purchase Plan
     Subsequent to the issuance of SFAS No. 123(R), we amended and re-introduced our Employee Stock Purchase Plan (“ESPP”). The amended ESPP eliminated the “look back” feature of the plan and reduced the purchase discount to 5% below the end of offering period stock price. As a result of these amendments, our ESPP is considered non-compensatory under SFAS No. 123(R) and, accordingly, no compensation expense has been recorded for issuances under the ESPP. There were 0.3 million shares issued under the ESPP during the first nine months of fiscal 2007 and 0.1 million shares issued during the first nine months of fiscal 2006.
S. Segment Information
     In the first quarter of fiscal 2007, we began operating and reporting our financial results based on new segments, four new product-related business unit segments based on information solution categories and a new business consulting segment. The new segments are:
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
     The four product-related operating segments sell our software and services. These offerings are sold directly and through original equipment manufacturers, resellers, and distributors who sell to dealers and end users. The business consulting operating segment conducts general consulting activities and is comprised of our Swiss business consulting unit. Operating results by segment are as follows:

	Three Months Ended
	July 31, 2007			July 31, 2006
			Income (loss)			Income (loss)
(in thousands)	Net revenue	Gross profit	from operations	Net revenue	Gross profit	from operations
Open platform solutions	$32,236	$21,541	$7,902	$20,116	$11,014	$(1,064)
Systems and resource management	45,481	36,848	26,701	43,582	35,174	28,961
Identity and security management	51,743	23,378	7,849	54,674	23,482	8,917
Workgroup	107,330	89,752	77,544	109,690	88,991	77,808
Business consulting	6,345	808	808	8,209	1,986	1,986
Stock-based compensation expense	—	(1,257)	(9,532)	—	(1,034)	(7,687)
Common unallocated operating costs	—	—	(121,427)	—	—	(148,513)

Total per statements of operations	$243,135	$171,070	$(10,155)	$236,271	$159,613	$(39,592)

	Nine Months Ended
	July 31, 2007			July 31, 2006
			Income (loss)			Income (loss)
(in thousands)	Net revenue	Gross profit	from operations	Net revenue	Gross profit	from operations
Open platform solutions	$87,100	$57,032	$17,976	$53,374	$30,130	$(4,921)
Systems and resource management	129,949	104,672	79,002	129,690	105,324	85,647
Identity and security management	150,020	66,190	20,925	155,989	64,368	23,547
Workgroup	320,494	267,350	231,475	342,280	273,175	238,229
Business consulting	19,324	2,715	2,715	24,628	5,223	5,223
Stock-based compensation expense	—	(3,241)	(25,964)	—	(3,019)	(29,112)
Common unallocated operating costs	—	—	(367,937)	—	—	(362,890)

Total per statements of operations	$706,887	$494,718	$(41,808)	$705,961	$475,201	$(44,277)

     Common unallocated operating costs include corporate services common to all segments such as sales and marketing, general and administrative costs, restructuring expenses, impairments, purchased in-process research and development, and litigation settlement income or expense that are not considered by our chief operating decision makers in evaluating segment operating performance.
     For the third quarters of fiscal 2007 and 2006, revenues in the United States were $120.5 million and $119.0 million, respectively. Revenues from customers outside the United States were $122.6 million and $117.3 million in the third quarters of fiscal 2007 and 2006, respectively. For the third quarter of fiscal 2007 and 2006, 69% and 67%, respectively, of our revenues outside the United States were in EMEA. During the third quarter of fiscal 2007 and 2006, there were no international countries that accounted for more than 10% of our net revenue. No single customer accounted for more than 10% of our total revenue for any period presented.
     For the first nine months of fiscal 2007 and 2006, revenues in the United States were $347.9 million and $345.8 million, respectively. Revenues from customers outside the United States were $359.0 million and $360.2 million in the first nine months of fiscal 2007 and 2006, respectively. For the first nine months of fiscal 2007 and 2006, 69% and 67%, respectively, of our revenues outside the United States were in EMEA. During the first nine months of fiscal 2007 and 2006, there were no international countries that accounted for more than 10% of our net revenue. No single customer accounted for more than 10% of our total revenue for any period presented.

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
     We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the quarter-end, the fair value of the derivatives as of July 31, 2007 is insignificant. Gains and losses recognized during a quarter on these foreign currency contracts are recorded as other income or expense and generally offset corresponding gains and losses on the underlying hedged assets and liabilities, resulting in a negligible effect to our financial statements.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Previously, accounting rules required different measurement attributes for different assets and liabilities that created artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (Novell’s fiscal 2009), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.
     In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (Novell’s fiscal 2009), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

V. Subsequent Events
     Pursuant to an Agreement and Plan of Merger, dated August 1, 2007, we acquired Senforce Technologies, Inc., a provider of endpoint security management, for approximately $20 million in cash. Endpoint security management focuses on technology that provides data security for workstations, laptops or mobile devices in order to ensure that data cannot be accessed when lost or stolen.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by law, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, some of which may be similar to those of other companies of similar size in our industry, including pre-tax losses, rapid technological changes, competition, limited number of suppliers, customer concentration, failure to successfully integrate acquisitions, adverse government regulations, failure to manage international activities, and loss of key individuals. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for fiscal 2006 filed with the Securities and Exchange Commission (“SEC”) on May 25, 2007. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal 2006 and in other documents that we file from time to time with the Securities and Exchange Commission.
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
     To best align our business with our strategy, we have organized the company into four product-related business units. This is a change from our prior practice of reporting along geographic segments. Our business unit segments are Open Platform Solutions, Systems and Resource Management, Identity and Security Management and Workgroup and are described below in more detail. In addition to these four business units, we also report a Business Consulting segment. Our business consulting segment includes our Swiss consulting unit, which mostly conducts general business consulting activities and included our U.K.-based Salmon Ltd. (“Salmon”) business consulting unit, prior to Salmon’s divestiture in the second quarter of fiscal 2007.
     Open Platform Solutions. We deliver Linux solutions for the enterprise, and the SUSE Linux Enterprise platform underpins all of these products. SUSE Linux Enterprise is a leading distribution that focuses considerable effort on interoperability with both open source and proprietary systems and provides ease in usability and management. Our primary open platform solutions offerings are:
Linux platform products:
•	SUSE Linux Enterprise Server

•	SUSE Linux Enterprise Desktop
Other open platform products:
•	openSUSE

•	SUSE Engineering

     Systems and Resource Management. With our resource management solution, customers can define business and IT policies to automate the management of multiple IT resources. As a result, customers reduce IT effort, control IT costs, and reduce IT skill requirements to fully manage and leverage their IT investment. Our primary systems and resource management offerings are:
ZENworks products:
•	ZENworks Suite

•	ZENworks Patch Management

•	ZENworks Asset Management

•	ZENworks Linux Management

•	ZENworks Configuration Management

•	ZENworks Orchestrator
     Identity and Security Management. Our security, identity, and access management solutions help customers integrate, secure and manage information assets as well as reduce complexity and ensure compliance. Adding intelligence to every part of a customer’s IT environment makes their systems more agile and secure. Our solutions leverage automated, centrally managed policies to support the enterprise. Our partners’ expertise, experience and technology provide some of the most comprehensive information security solutions in the industry today. Our primary identity and security management offerings are:
Identity and access management products:
•	Identity Manager

•	Access Manager

•	SecureLogin

•	Sentinel
Other identity and security management products:
•	eDirectory
     Workgroup. We provide comprehensive and adaptable workgroup solutions that provide all the infrastructure, services and tools customers require to effectively and securely collaborate across a myriad of devices. We offer the security, reliability, and manageability our customers’ employees need to efficiently get their jobs done at lower cost. Our primary workgroup products are:
Open Enterprise Server (“OES”)

NetWare and other NetWare-related products:
•	NetWare

•	Cluster Services
Collaboration products:
•	GroupWise

Other workgroup products:
•	BorderManager

•	Novell Open Workgroup Suite
Overview
     Below is an update on each of our business units:
•	Within our Open Platform Solutions business unit segment, Linux and open source products remain an important growth business. Revenue from our Linux Platform Products increased 77% year-over-year during the third quarter of fiscal 2007. In November 2006, we announced a significant partnership with Microsoft which contributed to our strong revenue growth rates. We expect continued strong revenue performance in open platform solutions through the remainder of fiscal 2007.

•	Systems and Resource Management products continue to be an important part of our product offering. Our strategy is to provide a complete “desktop to data center” offering, with leadership in virtualization for both Linux and mixed-source environments. We recently announced the general availability of two products, ZENworks Configuration Management and ZENworks Orchestrator. We believe these products will become a new source of growth in the future.

•	We continue to expand our product offerings in the Identity and Security Management market by offering products that deliver a complete, integrated solution in the areas of security, compliance and governance issues.

•	Our Workgroup revenue base is an important source of cash flow and provides us potential opportunity to sell additional products and services. Our Workgroup business declined 2% in the third quarter of fiscal 2007 compared to the same period of fiscal 2006. Excluding the impact of the Microsoft agreement, our Workgroup business declined 7% in the third quarter of fiscal 2007 as compared to the same period a year ago. The lower-than-expected decline was due to several factors, including increased demand for our bundled offering, Novell Open Workgroup Suite.
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
     In support of this strategy, we have identified several key internal initiatives including redesigning our sales model; realigning our research and development processes; and implementing changes in our administrative and support functions with the primary goal to continue to simplify and refocus our business and increase sustainable profitability. These initiatives and their implementation involve opportunities, risks and challenges. We continue to anticipate incurring restructuring charges in fiscal 2007 ranging from $35 million to $45 million when fully implemented. We are in the execution stage of implementing these initiatives and anticipate completing them by the end of fiscal 2007.
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
     Under the Business Collaboration Agreement, we are marketing a combined offering with Microsoft. The combined offering consists of SUSE Linux Enterprise Server (“SLES”) and a subscription for SLES support along with Microsoft Windows Server, Microsoft Virtual Server and Microsoft Viridian, and is offered to customers desiring to deploy Linux and Windows in a virtualized setting. Microsoft made an upfront payment to us of $240 million for SLES subscription “certificates,” which Microsoft may use, resell or otherwise distribute over the term of the agreement, allowing the certificate holder to redeem single or multi-year subscriptions for SLES support from us (entitling the certificate holder to upgrades, updates and technical support). Microsoft agreed to spend $60 million over the term of the agreement for marketing Linux and Windows virtualization scenarios and also agreed to spend $34 million over the term of the agreement for a Microsoft sales force devoted primarily to marketing the combined offering. Microsoft agreed that for three years following the initial date of the agreement it will not enter into an agreement with any other

Linux distributor to encourage adoption of non-Novell Linux/Windows Server virtualization through a program substantially similar to the SLES subscription “certificate” distribution program.
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
Acquisitions
  RedMojo
     On November 17, 2006, we acquired all of the outstanding shares of RedMojo Inc, a privately-held technology company that specialized in cross-platform virtualization management software tools. RedMojo’s products have been integrated into our systems and resource management products. The purchase price was approximately $9.7 million in cash plus merger and transaction costs of approximately $0.2 million. RedMojo’s results of operations were included in our consolidated financial statements beginning on the acquisition date.

Divestitures
  Salmon
     On March 12, 2007, we sold our shares in Salmon to Okam Limited, a U.K. Limited Holding Company for $4.9 million, plus an additional contingent payment of approximately $3.9 million to be received if Salmon meets certain revenue targets. There will be no further shareholder or operational relationship between us and Salmon going forward. Salmon was a component of our business consulting segment and Salmon’s sale will not have an impact on our IT consulting business.
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
  Celerant
     On May 24, 2006, we sold our shares in Celerant consulting to a group comprised of Celerant management and Caledonia Investments plc. Celerant consulting is accounted for as a discontinued operation and, accordingly, its results of operations, and the gain on its sale in prior periods are reported separately in a single line item in our consolidated statements of operations.
     The results of discontinued operations for the third quarter and first nine months of fiscals 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2007	2006	2007	2006
Salmon net revenue	$—	$5,081	$7,351	$16,411
Celerant net revenue	$—	$11,637	$—	$83,341

Salmon income before taxes	$—	$288	$83	$1,603
Celerant income before taxes	—	205	—	1,783
Impairment of long-lived assets of Salmon	—	—	(10,848)	—
Gain on sale of Salmon	—	—	628	—
Gain on sale of Celerant	—	11,960	—	11,960
Income tax expense (benefit)	—	849	(69)	2,461

Income (loss) from discontinued operations	$—	$11,604	$(10,068)	$12,885

Results of Operations
     Revenue
     We sell our products, services, and solutions primarily to corporations, government entities, educational institutions, resellers and distributors both domestically and internationally. In the consolidated statements of operations, we categorize revenue as software licenses, maintenance and subscriptions, and services. During the third quarter of fiscal 2007, we began reporting our services revenue and related cost of revenue in separate lines on the consolidated statements of operations. All prior periods have been reclassified to conform to the current year’s presentation. Software licenses revenue includes sales of proprietary licenses, upgrade licenses and certain royalties. Maintenance and subscriptions revenue includes Linux subscriptions, upgrade protection contracts and engineering-related revenue. Services revenue includes technical support, training and consulting.

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Software licenses	$44,748	$45,435	(2)%	$124,822	$127,600	(2)%
Maintenance and subscriptions	124,832	117,538	6%	366,403	361,899	1%
Services	73,555	73,298	—%	215,662	216,462	—%

Total net revenue	$243,135	$236,271	3%	$706,887	$705,961	—%

     Revenue in our software licenses category decreased in the third quarter of fiscal 2007 compared to the same quarter of fiscal 2006 due primarily to decreased revenue from combined NetWare/OES licenses partially offset by an increase in revenue from systems and resource management licenses. Revenue from maintenance and subscriptions increased in the third quarter of fiscal 2007 compared to the same quarter of fiscal 2006 primarily due to increased revenue from Linux platform products, which increased $9.0 million or 77% over the prior year. This increase was offset somewhat by decreased maintenance and subscriptions revenue for combined NetWare/OES products, which decreased $3.6 million, or 9%. Foreign exchange rate fluctuations favorably impacted revenue by $3.8 million in the third quarter of fiscal 2007 compared to the same period of fiscal 2006.
     Revenue in our software licenses category decreased in the first nine months of fiscal 2007 compared to the same period of fiscal 2006 primarily due to a decrease in combined NetWare/OES license revenue. The increase in maintenance and subscriptions revenue was primarily a result of increased revenue from our Linux platform products, which increased $22.8 million or 71%. Foreign exchange rate fluctuations favorably impacted revenue by $9.6 million in the first nine months of fiscal 2007 compared to the same period of fiscal 2006.
     We analyze revenue by reporting segment. These reporting segments are:
•	Open platform solutions

•	Systems and resource management

•	Identity and security management

•	Workgroup

•	Business consulting
     Net revenue in the open platform solutions segment was as follows:

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Software licenses	$3	$123	(98)%	$197	$601	(67)%
Maintenance and subscriptions	22,067	14,874	48%	60,301	38,931	55%
Services	10,166	5,119	99%	26,602	13,842	92%

Total net revenue	$32,236	$20,116	60%	$87,100	$53,374	63%

     Revenue from our open platform solutions segment increased in the third quarter and first nine months of fiscal 2007 compared to the same periods of fiscal 2006 primarily due to increased Linux platform products revenue, which increased approximately 77% and 71%, respectively. In addition, open platform-related services revenue increased approximately 99% and 92% in the third quarter and first nine months of fiscal 2007, respectively, compared to the same periods of fiscal 2006. Software licenses within the open platform solutions segment decreased as most of the revenue in this category is sold under subscriptions and upgrade protection contracts, which we classify as maintenance and subscriptions. Because much of the revenue we invoice is deferred and recognized over time, we consider invoicing, or bookings, to be a key indicator of current sales performance and future revenue performance. For Linux platform products, invoicing increased 95% in the third quarter and 243% in the first nine months of fiscal 2007 compared to the same periods of fiscal 2006, including the impact of the Microsoft agreement.

     Net revenue in the systems and resource management segment was as follows:

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Software licenses	$9,686	$8,760	11%	$24,801	$22,237	12%
Maintenance and subscriptions	25,164	24,840	1%	74,631	78,320	(5)%
Services	10,631	9,982	7%	30,517	29,133	5%

Total net revenue	$45,481	$43,582	4%	$129,949	$129,690	—%

     Revenue from our systems and resource management segment increased slightly in the third quarter of fiscal 2007 compared to the same period of fiscal 2006 due primarily to increased revenue in the EMEA region. Invoicing in the systems and resource management products increased 3% in the third quarter of fiscal 2007 compared to the same period of fiscal 2006.
     Revenue from our systems and resource management segment remained flat in the first nine months of fiscal 2007 compared to the same period of fiscal 2006. Invoicing increased 1% in the first nine months of fiscal 2007 compared to the same period of fiscal 2006.
     Net revenue in the identity and security management segment was as follows:

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Software licenses	$12,967	$12,986	—%	$35,502	$35,240	1%
Maintenance and subscriptions	16,832	17,177	(2)%	48,423	52,177	(7)%
Services	21,944	24,511	(10)%	66,095	68,572	(4)%

Total net revenue	$51,743	$54,674	(5)%	$150,020	$155,989	(4)%

     Revenue from our identity and security management segment decreased in the third quarter of fiscal 2007 compared to the same quarter of fiscal 2006 primarily due to decreased revenue from identity and security-related services, such as consulting. Invoicing in the identity and security management products increased 3% in the third quarter of fiscal 2007 compared to the same quarter of fiscal 2006.
     Revenue from our identity and security management segment decreased in the first nine months of fiscal 2007 compared to the same period of fiscal 2006 primarily due to lower invoicing levels in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, which resulted in lower recognized revenue in the first nine months of fiscal 2007. In addition, revenue decreased during the nine-month period due to lower consulting revenue. Invoicing in the identity and security management products increased 10% in the first nine months of fiscal 2007 compared to the same period of fiscal 2006.
     Net revenue in the workgroup segment was as follows:

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Software licenses	$22,092	$23,566	(6)%	$64,322	$69,522	(7)%
Maintenance and subscriptions	60,769	60,647	—%	183,048	192,471	(5)%
Services	24,469	25,477	(4)%	73,124	80,287	(9)%

Total net revenue	$107,330	$109,690	(2)%	$320,494	$342,280	(6)%

     Revenue from our workgroup segment decreased in the third quarter and first nine months of fiscal 2007 compared to the same periods of fiscal 2006 primarily due to a decrease in combined NetWare/OES revenue of 8% and 13%, respectively, and decreased revenue from collaboration products. The decreases in the combined NetWare/OES revenue were less than our expectation of a 15%-20% revenue decline year over year due in part to revenue from our Novell Open Workgroup Suite offering. Invoicing decreased by 9% and 10%, respectively, for the workgroup products in the third quarter and first nine months of fiscal 2007 compared to the same periods of fiscal 2006, excluding the impact of the Microsoft agreement.

     Net revenue in the business consulting segment was as follows:

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Software licenses	$—	$—	—%	$—	$—	—%
Maintenance and subscriptions	—	—	—%	—	—	—%
Services	6,345	8,209	(23)%	19,324	24,628	(22)%

Total net revenue	$6,345	$8,209	(23)%	$19,324	$24,628	(22)%

     Services revenue in our business consulting segment decreased in the third quarter and first nine months of fiscal 2007 compared to the same periods of fiscal 2006 primarily due to a large consulting engagement that was completed at the end of fiscal 2006, the sale of the Japan consulting group in August 2006, and a planned shift away from providing business consulting services.
     Deferred revenue
     We have total deferred revenue of $733.9 million at July 31, 2007 compared to $427.0 million at October 31, 2006. Deferred revenue represents revenue that is expected to be recognized in future periods under maintenance contracts and subscriptions that are recognized ratably over the related service periods, typically one to three years. The increase in total deferred revenue of $306.9 million is primarily attributable to deferred revenue from the Microsoft agreements of approximately $319.1 million.
     Gross profit

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Software licenses gross profit	$39,462	$40,451	(2)%	$111,049	$114,030	(3)%
percentage of related revenue	88%	89%		89%	89%
Maintenance and subscriptions gross profit	$112,334	$104,401	8%	$330,980	$324,105	2%
percentage of related revenue	90%	89%		90%	90%
Services gross profit	$19,274	$14,761	31%	$52,689	$37,066	42%
percentage of related revenue	26%	20%		24%	17%
Total gross profit	$171,070	$159,613	7%	$494,718	$475,201	4%
percentage of revenue	70%	68%		70%	67%
     Gross profit from software licenses and maintenance and subscriptions as a percentage of related revenue for the third quarter and first nine months of fiscal 2007 remained relatively flat compared to the same periods of fiscal 2006.
     Gross profit from services as a percentage of related revenue for the third quarter and first nine months of fiscal 2007 increased compared to the same periods of fiscal 2006 primarily due to improved IT consulting margins.

     Gross profit by reporting segment was as follows:

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Open platform solutions	$21,541	$11,014	96%	$57,032	$30,130	89%
percentage of related revenue	67%	55%		65%	56%
Systems and resource management	$36,848	$35,174	5%	$104,672	$105,324	(1)%
percentage of related revenue	81%	81%		81%	81%
Identity and security management	$23,378	$23,482	—%	$66,190	$64,368	3%
percentage of related revenue	45%	43%		44%	41%
Workgroup	$89,752	$88,991	1%	$267,350	$273,175	(2)%
percentage of related revenue	84%	81%		83%	80%
Business consulting	$808	$1,986	(59)%	$2,715	$5,223	(48)%
percentage of related revenue	13%	24%		14%	21%
Stock-based compensation expense	$(1,257)	$(1,034)	(22)%	$(3,241)	$(3,019)	(7)%
percentage of related revenue	—%	—%		—%	—%
Total gross profit	$171,070	$159,613	7%	$494,718	$475,201	4%
percentage of revenue	70%	68%		70%	67%
     The changes in gross profit in each of our segments as a percentage of related sales for the third quarter and first nine months of fiscal 2007 compared to the same periods of the prior year resulted in the following:
•	Open platform solutions — increased due primarily to higher related revenue and economies of scale.

•	Systems and resource management — remained flat.

•	Identity and security management — increased due primarily to improved profitability from related IT consulting engagements and lower royalty costs.

•	Workgroup — increased due primarily to lower IT consulting costs.

•	Business consulting — decreased due primarily to increased costs, fewer consulting contracts, and a planned shift away from providing business consulting.
     Operating expenses

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Sales and marketing	$84,591	$89,703	(6)%	$263,367	$266,871	(1)%
percentage of revenue	35%	38%		37%	38%
Product development	$54,207	$45,993	18%	$153,236	$136,836	12%
percentage of revenue	22%	19%		22%	19%
General and administrative	$32,552	$59,014	(45)%	$98,174	$112,356	(13)%
percentage of revenue	13%	25%		14%	16%
Restructuring expenses (benefit)	$6,024	$—	—%	$17,898	$(1,000)	—%
percentage of revenue	2%	—%		3%	—%
Impairment of intangible assets	$3,851	$—	—%	$3,851	$—	—%
percentage of revenue	2%	—%		1%	—%
Loss on sale of Japan consulting group	$—	$8,273	—%	$—	$8,273	—%
percentage of revenue	—%	4%		—%	1%
Purchased in-process research and development	$—	$—	—%	$—	$2,110	—%
percentage of revenue	—%	—%		—%	—%
Gain on sale of property, plant and equipment	$—	$(3,778)	—%	$—	$(5,968)	—%
percentage of revenue	—%	(2)%		—%	(1)%
Total operating expenses	$181,225	$199,205	(9)%	$536,526	$519,478	3%
percentage of revenue	75%	84%		76%	74%

     Sales and marketing expenses decreased in the third quarter and first nine months of fiscal 2007 compared to the same periods of fiscal 2006 due primarily to tighter expense control. Sales and marketing expenses in the first nine months of fiscal 2007 also decreased compared to the same period of fiscal 2006 due to a $2.3 million decrease in expense related to stock-based compensation resulting from lower levels of executive awards.
     Product development expenses increased in the third quarter and first nine months of fiscal 2007 compared to the same periods of fiscal 2006 due primarily to planned incremental spending related to our strategic initiative to reduce future costs and optimize our product development efforts, data center automation initiatives, and investments in realtime Linux, Linux desktop and virtualization. Product development expenses increased in the third quarter and first nine months of fiscal 2007 in each of our reporting segments.
     General and administrative expenses decreased in the third quarter and first nine months of fiscal 2007 compared to the same periods of fiscal 2006 due primarily to higher litigation-related costs in fiscal 2006, $9.4 million of executive termination benefits incurred in the prior year, and a decrease of $4.3 million in expense related to stock-based compensation during the first nine months of fiscal 2007. This was offset somewhat by increased costs in the current year related to our review of our historical stock-based compensation practices, which was completed in May 2007, totaling $3.5 million and $15.7 million in the third quarter and first nine months of fiscal 2007, respectively.
     During the first nine months of fiscal 2007, we recorded net restructuring expenses of $17.9 million, of which $18.2 million related to restructuring activities recognized during the first nine months of fiscal 2007 and $0.3 million related to net releases of previously recorded restructuring liabilities. The fiscal 2007 restructuring action is a continuation of the restructuring plan that we began implementing during the fourth quarter of fiscal 2006 and is anticipated to continue throughout fiscal 2007. This restructuring plan relates to efforts to restructure our business to improve profitability. These efforts center around three main initiatives: (1) improving our sales model and sales staff specialization; (2) integrating our product development approach and balancing between on and offshore development locations; and (3) improving administrative and support functions. Specific actions taken during the first nine months of fiscal 2007 included reducing our workforce by 202 employees in sales, consulting, general and administrative, operations, product development, marketing, and technical support. These reductions occurred in most geographic locations and levels of the organization. Total restructuring expenses by operating segment were as follows: $14.7 million in corporate operating costs not allocated to our operating segments, $1.7 million in identity and security management, $0.8 million in workgroup, $0.6 million in open platform solutions, and $0.4 million in systems and resource management.
     Purchased in-process research and development in the first nine months of fiscal 2006 related to the acquisition of e-Security.
     The gain on sale of property, plant and equipment during the first nine months of fiscal 2006 related primarily to the sale of our corporate aviation assets.
     Foreign exchange rate fluctuations unfavorably impacted loss from operations by approximately $0.8 million and $5.1 million in the third quarter and first nine months of fiscal 2007, respectively.
     Other income (expense), net

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Investment income	$21,617	$13,251	63%	$62,989	$43,608	44%
percentage of revenue	9%	6%		9%	6%
Gain on sale of venture capital funds	$—	$—	—%	$3,591	$—	—%
percentage of revenue	—%	—%		1%	—%
Impairment of investments	$—	$(278)	—%	$—	$(891)	—%
percentage of revenue	—%	—%		—%	—%
Interest expense and other, net	$(6,171)	$(2,192)	(182)%	$(19,334)	$(6,115)	(216)%
percentage of revenue	3%	(1)%		3%	(1)%
Total other income, net	$15,446	$10,781	43%	$47,246	$36,602	29%
percentage of revenue	6%	5%		7%	5%

     Investment income includes income from short-term investments. Investment income for the third quarter and first nine months of fiscal 2007 increased compared to the same periods in fiscal 2006 due to higher interest rates and increased cash balances primarily due to the $355.6 million of cash received from the Microsoft agreements.
     During the fourth quarter of fiscal 2006, we sold all of our rights, titles, interests and obligations for 22 of our 23 venture capital funds, which were classified in long-term investments in the consolidated balance sheet, for total proceeds of $71.3 million. The sale of one-half of one fund closed in fiscal 2006, and the sale of the remaining one-half of that fund closed at the beginning of fiscal 2007, resulting in an additional gain in the first nine months of fiscal 2007 of $3.6 million on proceeds of $5.0 million.
     Interest expense and other, net for the third quarter and first nine months of fiscal 2007 increased compared to the same periods of fiscal 2006 due primarily to additional interest expense on our Debentures. Due to the voluntary review of our historical stock-based compensation practices that was announced in August 2006 and not completed until May 2007, we did not file our third quarter fiscal 2006 Form 10-Q, fiscal 2006 Form 10-K, and first quarter fiscal 2007 Form 10-Q in a timely manner. In September 2006, we received a letter from Wells Fargo Bank, N.A., the trustee of our Debentures, which asserted that we were in default under the indenture because of the delay in filing our Form 10-Q for the period ended July 31, 2006. The letter stated that the asserted default would not become an “event of default” under the indenture if we cured the default within 60 days after the date of the notice. We believe that this above-mentioned notice of default was invalid and without merit because the indenture only requires us to provide the trustee copies of SEC reports within 15 days after such filings are actually made. However, in order to avoid the expense and uncertainties of further disputing whether a default under the indenture had occurred, we solicited consents from the holders of the Debentures to proposed amendments to the indenture that would give us until Thursday, May 31, 2007 to become current in our SEC reporting obligations and a waiver of rights to pursue remedies available under the indenture with respect to any default caused by our not filing SEC reports timely. On November 9, 2006, we received consents from the holders of the Debentures, and therefore we and the trustee entered into a first supplemental indenture implementing the proposed amendments described in the consent solicitation statements. Under the terms of the consent solicitation and first supplemental indenture, we are paying an additional 7.3% per annum, or $44.0 million, in special interest on the Debentures from November 9, 2006 to, but excluding November 9, 2007. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), since the change in the terms of the Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification of debt and not an extinguishment of debt, and therefore the additional $44.0 million of special interest payments is expensed over the period from November 9, 2006 through July 15, 2009, the date the Debentures are first callable by either party. During the period of November 9, 2006 through July 15, 2009, the new effective interest rate on this debt, including the $44.0 million, is 3.2%. The $44.0 million are paid as special interest payments over three periods; the first payment of $8.1 million occurred in January 2007. The next payment of $22.0 million occurred in July 2007 and the final payment of $13.9 million will occur in January 2008. During the third quarter and first nine months of fiscal 2007, we incurred interest expense of $5.6 million and $16.4 million, respectively, related to the Debentures and made cash payments for interest of $33.1 million during the first nine months of fiscal 2007. In addition, we expensed approximately $1.5 million in fees paid to Citigroup for work performed on the consent process. On May 25, 2007, we filed our delinquent reports bringing us current with our SEC reporting obligations.
     Income tax expense on income from continuing operations

	Three Months Ended			Nine Months Ended
	July 31,	July 31,		July 31,	July 31,
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Income tax expense (benefit)	$8,711	$(11,683)	(175)%	$20,927	$5,527	279%
percentage of related revenue	4%	(5)%		3%	1%
Effective tax rate	165%	(41)%		385%	72%
     We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the third quarter and first nine months of fiscal 2007, we provided for income tax expense on continuing operations of $8.7 million and $20.9 million, respectively. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items). Pursuant to FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), we excluded our U.S. operations and related tax effects from the calculation of our estimated annual effective tax rate. We determined that inclusion of the U.S. operations in the estimated annual effective tax rate would not provide a reliable estimate as small changes in estimated income would result in significant changes in the estimated annual effective tax rate. As such, the tax effects of U.S. operations were recognized discretely in the same period the income was recorded. Due to the utilization of a significant amount of our net operating loss carryforwards in previous years, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” in fiscal 2006, we elected to follow the tax ordering laws to determine the sequence in which deductions and net operating loss carryforwards are utilized. Accordingly, during the third quarter and first nine months of fiscal 2007, a tax benefit relating to stock options for current year exercises and utilization of previously reserved net operating losses of $1.4 million and $5.5 million, respectively, was credited to additional paid-in capital. Additionally, through the first nine months of fiscal 2007, a tax benefit relating to the utilization of previously reserved acquired net operating losses of $4.8 million was credited to goodwill.
     The effective tax rate differs from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, and differences between book and tax treatment of certain items of income. The effective tax rate on continuing operations for the third quarter of fiscal 2007 was 165% compared to an effective tax rate of 41% for the same period in fiscal 2006. The effective tax rate for the first nine months of fiscal 2007 was 385% compared to a benefit rate of 72% for the same period in fiscal 2006. The effective tax rate for the third quarter and first nine months of fiscal 2007 differs from the effective tax rate for the same periods of fiscal 2006 due to near break-even earnings from continuing operations in the third quarter and first nine months of fiscal 2007, which are offset by income tax expense resulting primarily from the use of previously reserved U.S. acquired net operating loss carryovers.
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
     We paid cash for income taxes on continuing operations of $10.4 million in the first nine months of fiscal 2007 and $10.8 million during the same period of fiscal 2006. We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” (“SFAS No. 5”) which requires us to accrue for losses we believe are probable and can be reasonably estimated. The amount reflected in the consolidated balance sheet at July 31, 2007 is considered adequate based on our assessment of many factors including: results of tax audits, past experience and interpretations of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors.
     Net income (loss) components

	Three Months Ended		Nine Months Ended
	July 31,	July 31,	July 31,	July 31,
(dollars in thousands)	2007	2006	2007	2006
Loss from continuing operations	$(3,420)	$(17,128)	$(15,489)	$(13,202)
Income (loss) from discontinued operations, net of tax	$—	$11,604	$(10,068)	$12,885
Cumulative effect of change in accounting principle	$—	$(897)	$—	$(897)
Net loss	$(3,420)	$(6,421)	$(25,557)	$(1,214)
     Discontinued operations in the third quarter and first nine months of fiscal 2007 and 2006 relates to the March 2007 sale of Salmon, discussed above. Discontinued operations in the third quarter and first nine months of fiscal 2006 includes the May 2006 sale of Celerant consulting. The cumulative effect of change in accounting principle relates to the Company’s adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” in the third quarter of fiscal 2006.
     Forward-looking Information
     We continue to expect revenue for fiscal 2007 to be approximately $925 to $955 million.

Liquidity and Capital Resources

(dollars in thousands)	July 31, 2007	October 31, 2006	Change
Cash, cash equivalents and short-term investments	$1,822,638	$1,466,287	24%
Percent of total assets	66%	60%
     An overview of the significant cash flow activities for the nine months ended July 31, 2007 and 2006 is as follows:

	Nine Months Ended
(in thousands)	July 31, 2007	July 31, 2006
Cash provided by operating activities	$344,593	$36,777
Issuance of common stock, net	14,375	21,674
Repurchases of common stock, retired	—	(400,000)
Purchases of property, plant and equipment	(17,479)	(19,540)
Proceeds from the sale of property, plant and equipment	—	24,992
Proceeds from the sale of venture capital funds	4,964	—
Proceeds from the sales of and distributions from long-term investments	1,738	7,180
Proceeds from the sale of Salmon/Celerant, net of cash divested	2,749	37,922
Proceeds from repayment of note receivable	—	9,092
Cash paid for acquisition of RedMojo/e-Security, net of cash acquired	(9,727)	(71,550)
Cash paid for equity share of Open Invention Network, LLC	—	(4,225)
Purchases of long-term investments	—	(8,608)
Purchases of intangible assets	(1,175)	(1,159)
Other long-term investing activities	8,440	7,771
     Cash provided by operating activities in the first nine months of fiscal 2007 included the receipt of $355.6 million in cash in connection with the November 2006 Microsoft agreements.
     As of July 31, 2007, we had cash, cash equivalents and other short-term investments of approximately $432.3 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers, and consists primarily of investment grade securities. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, both of which are subject to market risk. Approximately $7.4 million of our short-term investments are designated for deferred compensation payments, which are paid out as requested by the plan participants. Our short-term investment portfolio includes gross unrealized gains and losses of $1.3 million and $2.4 million, respectively, as of July 31, 2007. We monitor our investments and record losses when a decline in the investment’s market value is determined to be other than temporary. Our $20.0 million bank line of credit, which is used for letter of credit purposes, expires on April 1, 2008.
     According to the terms of the Open Invention Network, LLC (“OIN”) agreement, under which we have a $20.0 million or 17% interest in OIN, we could be required to make future cash contributions which we would fund with cash from operations and cash on hand.
     As of July 31, 2007, we have various operating leases related to our facilities. These leases have minimum annual lease commitments of $6.9 million for the remainder of fiscal 2007, $26.1 million in fiscal 2008, $18.1 million in fiscal 2009, $11.6 million in fiscal 2010, $9.5 million in fiscal 2011, and $45.1 million thereafter. Furthermore, we have $27.7 million of minimum rentals to be received in the future from subleases.
     On July 2, 2004, we issued and sold $600.0 million aggregate principal amount of our Debentures due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year until maturity, commencing January 15, 2005. As previously disclosed, we solicited consents from the holders of the Debentures to proposed amendments to the indenture that would give us until Thursday, May 31, 2007 to become current in our SEC reporting obligations and a waiver of rights to pursue remedies available under the indenture with respect to any default caused by our not filing SEC reports timely. On November 9, 2006, we received consents from the holders of the Debentures, and therefore we and the trustee of the Debentures entered into a first supplemental indenture implementing the proposed amendments described in the consent solicitation statements. Under the terms of the consent solicitation, we are paying an additional 7.3% per annum, or approximately $44.0 million, in special interest on the Debentures from November 9, 2006 to, but excluding, November 9, 2007. The $44.0 million is being paid as special interest payments over three periods; the first payment of $8.1 million occurred in January 2007. The next payment of $22.0 million occurred in July 2007 and the final payment of $13.9 million will occur in January 2008. During the third quarter and first nine months of fiscal 2007, we incurred interest expense of $5.6 million and $16.4 million, respectively, related to the Debentures and made cash payments for interest of $33.1 million during the first nine months of fiscal 2007. In addition, we paid approximately $1.5 million in fees to Citigroup for work performed on the consent process. On May 25, 2007, we filed our delinquent reports bringing us current with our SEC reporting obligations.
     There have been no significant changes to our contractual obligations as disclosed in our fiscal 2006 Annual Report on Form 10-K.
     Our principal sources of liquidity continue to be from operations, cash on hand, and short-term investments. At July 31, 2007, our principal unused sources of liquidity consisted of cash and cash equivalents of $957.4 million and short-term investments in the amount of $865.3 million. During the first nine months of fiscal 2007, we generated $344.6 million in cash from operations, including $355.6 million received under the Microsoft agreements. Our specific liquidity needs for the next twelve months are principally for financing of fixed assets, interest payments on the Debentures, restructuring actions, product development, and payments required in order to react to the dynamic and competitive operating environment, including the ability to pursue potential acquisition and investment opportunities. We expect our liquidity needs beyond the next twelve months would include those mentioned previously as well as the possible redemption of our Debentures, which the holders can first require us to do on July 15, 2009.
     We anticipate generating positive cash flows from operations for the remainder of fiscal 2007 in addition to our cash and short-term investments on hand sufficient to fund operations as well as future potential acquisitions, any further integration, restructuring or additional merger-related costs, and planned capital expenditures for the next twelve months. In addition, we have adequate cash and short-term investments on hand. We believe that borrowings under our credit facilities (current and renewed lines) or offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and would be dependent on market conditions at such time. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Previously, accounting rules required different measurement attributes for different assets and liabilities that created artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (Novell’s fiscal 2009), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.
     In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12. (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (Novell’s fiscal 2009), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.
Subsequent Events
     Pursuant to an Agreement and Plan of Merger, dated August 1, 2007, we acquired Senforce Technologies, Inc., a provider of endpoint security management, for approximately $20 million in cash. Endpoint security management focuses on technology that provides data security for workstations, laptops or mobile devices in oder to ensure that data cannot be accessed when lost or stolen.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of our foreign currency exchange risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at July 31, 2007.
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
Market Risk
     We also hold available-for-sale equity securities in our short-term investment portfolio. As of July 31, 2007, gross unrealized gains before tax effect on the short-term public equity securities totaled $0.7 million. A reduction in prices of 10% of these short-term equity securities would result in an approximately $0.7 million decrease (less than 0.5%) in the fair value of our short-term investments.
Foreign Currency Risk
     We use derivatives to hedge those net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the United States, impact our consolidated statements of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we do not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates as of July 31, 2007 would have resulted in an increase or decrease in income before taxes of approximately $0.1 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.
     We do not currently hedge currency risk related to revenues or expenses denominated in foreign currencies due to a number of factors including net operating margin levels and diversity of currencies. Foreign exchange rate fluctuations favorably impacted revenue by $3.8 million and $9.6 million in the third quarter and first nine months of fiscal 2007 compared to the same periods of fiscal 2006, respectively. Foreign exchange rate fluctuations unfavorably impacted loss from operations by approximately $0.8 million and $5.1 million in the third quarter and first nine months of fiscal 2007, respectively.
     All of the potential changes noted above are based on sensitivity analyses performed on our financial position at July 31, 2007. Actual results may differ materially.

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
(b) Change in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred during our third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of our self-initiated, voluntary review of our historical stock-based compensation practices and the related potential accounting impact for the period from November 1, 1996 through September 12, 2006, described in more detail in Note C to our consolidated financial statements contained in our fiscal 2006 Annual Report on Form 10-K, we have taken steps to improve our processes for granting stock-based compensation, including approving equity grants only at meetings rather than by written consent, requiring our General Counsel and Secretary to attend all meetings of the Compensation Committee of the Board of Directors, and tightening our administrative procedures to help eliminate the likelihood of error. We are currently reviewing additional improvements to our procedures.
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

Novell, Inc. (Registrant)

Date: September 7, 2007	By:	/s/ DANA C. RUSSELL

Dana C. Russell
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	18 U.S.C. Section 1350 Certification

32.2	18 U.S.C. Section 1350 Certification