Form 10-K
period 2007-10-31
NOVELL INC
filed 2007-12-21
CIK 758004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of April 30, 2007 (based on the last reported sales price of the common stock on the NASDAQ Global Select Market on such date) was $1,773,283,464. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded because such persons are deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

As of November 30, 2007 there were 350,773,012 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Proxy Statement for the fiscal 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

NOVELL, INC.

i

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

The Company

We are a global infrastructure software and services company. We develop, implement, and support proprietary, mixed source and open source software for use in business solutions by providing our customers with enterprise infrastructure software and a full range of training and support services. We help customers lower costs, manage complexity and mitigate risk, allowing them to focus on business innovation and growth. Our products enable customers to solve business challenges by maximizing the effectiveness of their information technology (“IT”) environments.

We were incorporated in the State of Delaware on January 25, 1983 and have established a reputation for innovation and industry leadership. We currently have approximately 4,100 employees in over 70 offices worldwide.

Our singular focus is providing global leadership in enterprise-wide, desktop to data center operating systems based on Linux and open source, and the software required to secure and manage mixed IT environments. We enable customers to build their own ‘Open Enterprises by adding the strength, flexibility and economy of open source software to their existing IT infrastructures. We offer an open source platform along with fully integrated identity, security, and systems management solutions. Our specific offerings include identity and access management products, a portfolio of systems management products led by our ZENworks® suite of offerings, and workgroup products, including SUSE® Linux Enterprise Server (“SLES”), Open Enterprise Server, NetWare®, and collaboration products on several operating systems, including Linux, NetWare, Windows, and UNIX. These technologies allow us to help our customers manage both our open source platform and the other heterogeneous components of their IT infrastructures. By delivering these solutions to our customers, either directly or through our global network of partners, we are able to help customers achieve increased performance from their IT infrastructure at a reduced cost.

To best align our business with our strategy, in the first quarter of fiscal 2007 we re-organized our company into four product-related business units and a business consulting unit. This is a change from our prior practice of reporting along geographic segments. Our business unit segments are Open Platform Solutions, Identity and Security Management, Systems and Resource Management, and Workgroup. They are described below in more detail. All of the groups within our business consulting segment, which included our Swiss-based consulting unit, our U.K.-based Salmon Ltd. (“Salmon”) business consulting unit, and our Japan consulting group, have been divested or are in the process of being divested as of the end of fiscal 2007 since they were not part of our core business.

Open Platform Solutions.  We deliver Linux solutions for the enterprise, and the SUSE Linux Enterprise platform underpins all of these products. SUSE Linux Enterprise is a leading distribution that focuses considerable effort on interoperability and virtualization within both open source and proprietary systems and provides ease in usability and management. Our primary open platform solutions offerings are:

Linux platform products:

•	SUSE Linux Enterprise Server is an enterprise-class, open source server operating system for professional deployment in heterogeneous IT environments of all sizes and sectors. This operating system integrates all server services relevant in Linux, including integrated virtualization, and constitutes a stable and secure platform for the cost-efficient operation of IT environments.

•	SUSE Linux Enterprise Desktop is a business desktop product that brings together the Linux operating environment with a complete set of office applications. Included among the more significant business applications are OpenOffice (an office productivity suite), Mozilla’s Firefox browser, and Novell Evolutiontm, a collaboration client for Linux.

Other open platform products:

•	openSUSE® is a reliable and secure home computing product, which includes an easy-to-install Linux operating system that lets users browse the Web, send e-mail, chat with friends, organize digital photos, play movies and songs, and create documents and spreadsheets. It also allows users to host a Web site or blog, create a home network and develop their own applications.

•	SUSE Engineering is product development work we perform for customers.

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

Identity and access management products:

•	Identity Manager is a powerful data-sharing and synchronization solution, often referred to as a meta-directory solution, which automatically distributes new and updated information across every designated application and directory on a network. This ensures that trusted customers, partners, and suppliers are accessing consistent information, regardless of the applications and directories to which they have access.

•	Access Manager® helps customers maximize access without limiting security or control. It simplifies and safeguards online asset-sharing, allowing customers to control access to Web-based and traditional business applications. Trusted users gain secure authentication and access to portals, Web-based content and enterprise applications while IT administrators gain centralized policy-based management of authentication and access privileges for Web-based environments and enterprise applications. Access Manager supports a broad range of platforms and directory services.

•	SecureLogin is a directory-integrated authentication solution that delivers reliable, single sign-on access across multi-platform networks, simplifying password management by eliminating the need for users to remember more than one password.

•	Sentineltm automates the monitoring of IT for effectiveness allowing users to detect and resolve threats in real-time. Sentinel also provides documented evidence needed by some users to comply with regulatory and industry compliance requirements.

Other identity and security management products:

•	Novell® eDirectorytm is a full-service, platform-independent directory that significantly simplifies the complexities of managing users and resources in a mixed Linux, NetWare, UNIX, and Windows environment. It is a secure, scalable, directory service that allows organizations to centrally store and manage information across all networks and operating systems and leverage existing IT investments.

Systems and Resource Management.  With our resource management solution, customers can define business and IT policies to automate the management of multiple IT resources, including the emerging challenge of managing virtual environments. As a result, customers reduce IT effort, control IT costs, and reduce IT skill requirements to fully manage and leverage their IT investment. Our primary systems and resource management offerings are ZENworks management products.

ZENworks management products protect the integrity of networks by centralizing, automating, and simplifying every aspect of network management, from distributing vital information across the enterprise to maintaining consistent policies on desktops, servers, and devices on Linux, NetWare, and Windows environments. ZENworks management products include:

•	ZENworks Suite

•	ZENworks Patch Management

•	ZENworks Asset Management

•	ZENworks Linux Management

•	ZENworks Configuration Management

•	ZENworks Orchestrator

•	ZENworks Security Management

Workgroup.  We provide comprehensive and adaptable workgroup solutions that provide all the infrastructure, services and tools customers require to effectively and securely collaborate across a myriad of devices. We offer the security, reliability, and manageability our customers’ employees need to efficiently get their jobs done at lower cost. Our primary workgroup products are:

•	Open Enterprise Server (“OES”) is a secure, highly available suite of services that provides proven networking, communication, collaboration and application services in an open, easy-to-deploy environment. OES provides customers the choice of deploying on either NetWare or SUSE Linux Enterprise Server and provides common management tools, identity-based services and support backed by Novell.

•	NetWare and other NetWare-related products:

•	NetWare is our proprietary operating system platform that offers secure continuous access to core network resources such as files, printers, directories, e-mail and databases seamlessly across all types of networks, storage platforms and client desktops.

•	Novell Cluster Servicestm is a scalable, highly available Storage Area Network resource management tool that reduces administrative costs and complexity of delivering uninterrupted access to information and resources.

•	Collaboration products:

•	GroupWise® collaboration products offer both traditional and mobile users solutions for communication over intranets, extranets and the Internet.

•	Teaming + Conferencing allows for social networking within an enterprise where subject matter experts are easily identified and where new team workspaces can be easily formed.

•	Other workgroup products:

•	BorderManager® is a suite of network services used to connect a network securely to the Internet or any other network, allowing outside access to intranets and user access to the Internet.

•	Novell Open Workgroup Suite provides organizations of all sizes with a secure, flexible and cost-effective IT infrastructure and a proven set of workgroup services. Unlike a proprietary, Windows-centric solution, the Novell Open Workgroup Suite is comprised of a package of open, standards-based software from all business segments. This suite offers a low-cost, open alternative to Microsoft and includes a complete infrastructure and productivity solution from the desktop to the server and includes the following components:

•	Open Enterprise Server

•	GroupWise

•	ZENworks Suite

•	SUSE Linux Enterprise Desktop — open source desktop

•	OpenOffice.org for Linux and Windows — open source productivity suite

In addition to our technology offerings, within each of our product business units, we offer a worldwide network of consultants, trainers, and technical support personnel to help our customers and partners best utilize our software. We also have partnerships with application providers, hardware and software vendors, and consultants and systems integrators. In this way we can offer a full solution to our customers.

•	Professional services: We provide technical expertise to deliver world-class infrastructure solutions, based on an innovative approach focused on solving our customers’ business problems. We deliver services ranging from discovery workshops to strategy projects to solution implementations, all using a consistent, well-defined methodology. Our professional services approach is based on a strong commitment to open standards, interoperability, and the right blend of technology from Novell and other leading vendors.

•	Technical support: We provide phone-based, web-based, and onsite technical support for our proprietary and open source products through our Premium Service program. Premium Service provides customers with the flexibility to select the appropriate level of technical support services, which may include stated response times, around-the-clock support, service account management, and dedicated resources, such as Novell’s most experienced engineers. The Dedicated Support Engineer, Primary Support Engineer, Advantage Support Engineer, and Account Management programs allow customers to build an ongoing support relationship with Novell at an appropriate level for their needs. We have committed a significant amount of technical support resources to the Linux open source platform. We also offer a full array of remote monitoring services and managed services. These services help customers increase system uptime, leveraging our experts to monitor and maintain the technologies our customers have employed.

•	Training services: We accelerate the adoption and enable the effective use of our products and solutions through the delivery of timely and relevant instructor-led and technology-based training courses, assessments and performance consulting services. Programs are delivered directly to customers and through our global channel of authorized Novell training partners. Our courses provide customers with a thorough understanding of the implementation, configuration, and administration of our products and solutions. Additionally, we offer performance consulting services that provide clients and partners with an evaluation of their proficiencies and their knowledge gaps. We also deliver Advanced Technical Trainingtm at an engineer level to customers and partners on a global basis.

Strategy

We offer customers enterprise infrastructure software in a flexible combination of open source, mixed source and proprietary technologies. We also offer a full range of high-quality services to ensure customer success in their deployments of our solutions. Our strategy is to offer customers a compelling open source computing platform, along with integrated systems, security, and identity solutions, and workgroup products. By offering these technologies and services, and showing customers how they can easily manage both our platform and the other heterogeneous components of their IT infrastructures, we will help them drive increased IT effectiveness while lowering cost, complexity and risk. Deployed either directly or through our global network of partners, Novell solutions enable customers to spend more of their time, energy, and resources focused on driving their own businesses forward.

Our strategy is to create products that enable our customers to secure, manage, simplify, and integrate their heterogeneous IT environments at low cost, while ensuring the products are easy to implement, deploy and maintain. A key component of our strategy is to ensure that critical Novell product functions work on the Linux platform. We pursue our strategy through five key areas as follows:

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

To support the second part of our two-fold strategy — driving sales of enterprise infrastructure software — our plan is to continue developing and delivering role-based, policy-driven identity management solutions, systems and resource management solutions, and workgroup solutions. Our design approach involves creation of sets of open standards-based, discrete software products that are easy for customers to implement and that quickly deliver value — without further dependence on proprietary software. We use our enterprise infrastructure software as a basis for establishing and maintaining long-term strategic relationships with key customers.

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

To ensure partner efficiency, we have developed a partner ecosystem that combines our knowledge, services and solutions with that of our partners’ to provide customers the ability to adapt to, and profit from, the opportunities that open source and identity bring to businesses. We become the foundation for the ecosystem, providing technology, programs, resources, and skills to create solutions and ensure that customers get the functionality and business value required to improve the bottom line results of their businesses.

During fiscal 2007, we entered into a partnership with Microsoft. The overarching purpose of this partnership is to increase the utility, desirability and penetration of Linux by enabling its interoperation with Windows to a mixed environment that is easier to maintain. We believe that this partnership will help us deliver differentiated value to customers by giving them greater flexibility and effectiveness in their IT environments. The partnership consists of four related agreements:

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

Additionally, during fiscal 2007, Novell and Microsoft announced a collaboration to deliver Moonlighttm, a Silverlight-compatible framework-based technology for hosting Silverlight interactive applications on Linux. Silverlight is a cross-browser, cross-platform plug-in for delivering richer user experiences on the Web.

We believe that this partnership 1) addresses pressing, industry-wide issues, 2) puts customers’ needs first, and 3) creates financial and strategic benefits for us.

In addition to Microsoft, our alliance partners include: IBM, HP, Dell, Inc., Lenovo, Intel Corporation, Oracle Corporation, SAP AG, Advanced Micro Devices, Inc., Veritas, Computer Associates International, Inc., EMC, Adobe Systems, Inc., Capgemini, EDS and Accenture. These partners are all members of the Novell PartnerNet® Program and gain value through participating in different partner tracks. Solution providers gain access to various marketing programs that help drive sales volumes. Technology partners receive solution developer toolkits and services that ensure successful enablement of their technology with our technology. Our training partners have opportunities to increase their skill levels and provide training services to our customers.

Multi-channel Sales Strategy

We deliver solutions through direct channels, serving large organizations directly, with systems integration partners, or through telemarketing or websales. We also deliver solutions through indirect channels, serving small- and medium-sized organizations through our channel partners. We have reengaged and renewed our business partner and channel relationships, with an emphasis on specialization, giving us a greater presence in the marketplace while lowering our distribution costs. To maximize our reach while ensuring the highest quality of service to our customers, we provide our channel partners complete access to all of our tools, training and methodologies.

Personnel Development Strategy

Our employees are our most significant asset. We work continuously to update their skill sets by providing education and training to improve our productivity. We regularly assess our development progress and focus on key areas as appropriate.

Acquisitions and Dispositions

We typically acquire companies or technology when we determine that the related products or technology are strategic or complementary to our current or future product offerings, as the opportunities arise. For example, during fiscal 2007, we acquired 100% of the outstanding stock of Senforce Technologies, Inc., a provider of endpoint security management and RedMojo, Inc., which specialized in cross-platform virtualization management software tools.

As we determine that parts of our business are no longer strategic to the company as a whole, we will look for alternatives such as divestitures or other capital structures. For example, during fiscal 2007, we signed an agreement to sell our shares in Cambridge Technology Partners (Switzerland) SA (“CTP Switzerland”) and we sold our shares in Salmon Ltd to Okam Limited, a U.K. Limited Holding Company since they provide general business consulting and we concluded that those operations are no longer strategic to our business.

Segment and Geographic Information

We sell our products, services, and solutions primarily to corporations, government entities, educational institutions, resellers and distributors both domestically and internationally.

In the first quarter of fiscal 2007, we began operating and reporting our financial results based on four new product-related business unit segments based on information solution categories and a new business consulting segment. As noted above, during fiscal 2007, we sold Salmon and signed an agreement to sell CTP Switzerland, which were the last two components of our business consulting segment, therefore eliminating the business consulting segment. Business consulting in fiscal 2006 and 2005 was also comprised of our Japan consulting group, which was sold in fiscal 2006. The remaining segments are:

•	Open platform solutions

•	Identity and security management

•	Systems and resource management

•	Workgroup

Our performance is evaluated by our Chief Executive Officer and our other chief decision makers (executive leadership team) based on reviewing revenue, including revenue growth rates, and segment operating income (loss) information for each segment. We changed our operating and reporting structure to increase integration and teamwork internally, to build stronger business-focused units and to be better equipped to address customer needs.

Prior to fiscal 2007, we operated and reported our financial results in three segments based on geographic area:

•	Americas — included the United States, Canada and Latin America

•	EMEA — included Eastern and Western Europe, Middle East, and Africa

•	Asia Pacific — included China, Southeast Asia, Australia, New Zealand, Japan, and India

The four product-related operating segments sell our software and services. These offerings are sold both directly to customers and through original equipment manufacturers (“OEM”), resellers, and distributors who sell to dealers and end users.

Segment disclosures and geographical information for fiscal years 2007, 2006, and 2005 are presented in Part II, Item 8, Note AA of the notes to the consolidated financial statements of this report, which is incorporated by reference into this Part I, Item 1.

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

Product development expenses for the fiscal years 2007, 2006, and 2005 are discussed in Part II, Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference into this Part I, Item 1.

Sales and Marketing

Our sales and marketing strategy targets customers who are looking for solutions in the following five technology areas: data center, security and identity management, systems and resource management, desktop and workgroup. We sell our business solutions via a multi-channel, specialized sales and marketing model. Our partner ecosystem includes value added partners such as demand agents, vertical markets resellers, systems integrator distributors, and OEMs who meet our criteria. We also sell directly to enterprise customers. In addition, we conduct sales and marketing activities and provide technical support, training, and field service to our customers from our 14 U.S. and 56 international sales offices.

Distributors.  We have established a network of independent distributors who sell our products to resellers, dealers, VARs (value added resellers), and computer retail outlets. As of October 31, 2007, there were 7 U.S. distributors and 129 international distributors.

VARs and Systems Integrators.  We also sell directly to VARs and systems integrators who provide solutions across multiple vertical market segments and whose volume of purchases warrants buying directly from us.

OEMs/Independent Hardware Vendors (“IHVs”)/Independent Software Vendors (“ISVs”).  We license subsets of products to domestic and international OEMs/IHVs/ISVs for integration with their products and/or solutions. As of October 31, 2007, we had agreements with 2,032 IHVs and ISVs.

End-User Customers.  We have assembled worldwide field resources to work directly with enterprise end-users. Additionally, product upgrades and software maintenance are sold directly to end-users. Customers can also purchase products and services under license agreements through partners or resellers in or near their geographic locations.

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

Marketing Initiatives.  Our marketing activities are varied but tightly focused. To more closely align our offerings with customer needs, we have developed a series of strategic campaigns that address these customer needs and align them with our capabilities. Specifically, our campaigns are focused on promoting our enterprise-wide “desktop to data center” Linux platform, our Security and Systems Management offerings used to manage mixed IT environments, and our advanced workgroup capabilities for file, print, directory, and advanced collaboration. Our marketing campaigns are based on our positioning of “Software for the Open Enterprisetm”. We believe this positioning best serves us in increasing our relevance to our customers.

International Revenue.  In fiscal years 2007, 2006, and 2005, approximately 50%, 49%, and 52%, respectively, of our revenue was generated from customers outside the U.S. No foreign countries accounted for more than 10% of revenue in fiscal year 2007, 2006, or 2005. For information regarding risk related to foreign operations, see Part I, Item 1A, “Risk Factors,” which information is incorporated by reference into this Part I, Item 1.

Major Customers

No single customer accounted for more than 10% of our revenue in fiscal 2007, 2006, or 2005. During fiscal 2007, we received $355.6 million from Microsoft related to the Microsoft agreements discussed above, which is being recognized over future periods.

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

Although we have a significant amount of deferred revenue recorded on our consolidated balance sheet, included in this report, the majority of this amount relates to maintenance and subscription contracts and the Microsoft agreement, which is recognized ratably over the related service periods, typically one to three years, and do not pertain to unshipped product.

Competition

The market for identity-driven computing solutions, systems and resource management solutions, and Linux and platform services solutions is highly competitive and subject to rapid technological change. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that competitive factors common to all of our segments include the following:

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

Primary competitors of our identity, security and systems management computing solutions include Microsoft, IBM, Sun Microsystems, Oracle Corporation, HP, Symantec (Altiris, Inc.), Avocent (LANDesk, Inc.), and Computer Associates. Primary competitors for our Linux and platform services solutions include Microsoft and Red Hat.

One pervasive factor facing us and all companies doing business in our industry is the dominance of Microsoft. However, in November 2006 Novell and Microsoft entered into a set of broad business and technical collaboration agreements to build, market and support a series of new solutions designed to make Novell and Microsoft products work better together. The two companies also agreed to provide each other’s customers with patent coverage for their respective products. We will continue to be competitors of Microsoft, but it is our goal that through this set of agreements, Microsoft will serve as an important indirect source of channel sales for Novell’s Linux sales.

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

Our Annual Report, Securities and Exchange Commission (“SEC”) filings, earnings announcements, and other financial information are available on our Investor Relations website URL at http://www.novell.com/ir. We make our annual, quarterly, and current reports, including any amendments to those reports, freely available on our website as soon as reasonably practicable after they are filed with or furnished to the SEC. This and other information that we file with or furnish to the SEC is also freely available on the SEC’s website at www.sec.gov. Mailed copies of these reports can be obtained free of charge through our automated telephone access system at (800) 317-3195 or by emailing Novell’s investor relations department at irmail@novell.com. The information on our website listed above is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.

Employees

As of November 30, 2007, we had approximately 4,100 employees. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

Executive Officers of the Registrant

Set forth below are the names, ages, and titles of the persons currently serving as our executive officers.

Name	Age	Position

Ronald W. Hovsepian	46	President and Chief Executive Officer
Dr. Jeffrey Jaffe	53	Executive Vice President and Chief Technology Officer
Tom Francese	57	Executive Vice President, Worldwide Sales
Alan J. Friedman	59	Senior Vice President, People
Joseph A. LaSala, Jr.	53	Senior Vice President, General Counsel and Secretary
Colleen O’Keefe	51	Senior Vice President of Services
John Dragoon	47	Senior Vice President and Chief Marketing Officer
Dana C. Russell	46	Senior Vice President and Chief Financial Officer

Ronald W. Hovsepian

Ronald W. Hovsepian has served as one of our directors and as our President and Chief Executive Officer since June 2006. Mr. Hovsepian served as our President and Chief Operating Officer from October 2005 to June 2006. From May 2005 to November 2005, Mr. Hovsepian served as Executive Vice President and President, Worldwide Field Operations. Mr. Hovsepian joined us in June 2003 as President, Novell North America. Before coming to

Novell, Mr. Hovsepian was a Managing Director with Bear Stearns Asset Management, a technology venture capital fund, from February 2002 to December 2002. From March 2000 to February 2002, Mr. Hovsepian served as Managing Director for Internet Capital Group, a venture capital firm. Prior to that, Mr. Hovsepian served in a number of executive positions with IBM over an approximate 17-year period. Mr. Hovsepian is also chairman of the board of directors of Ann Taylor Corporation.

Dr. Jeffrey Jaffe

Dr. Jeffrey Jaffe, Novell’s Executive Vice President and Chief Technology Officer, joined Novell in November 2005. From October 2001 to October 2005, Dr. Jaffe served as President of Bell Labs Research and Advanced Technologies. Prior to that, Dr. Jaffe held a variety of technical and management positions with IBM, most recently serving as general manager of IBM’s SecureWay business unit, where he was responsible for IBM’s security, directory, and networking software business.

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

Joseph A. LaSala, Jr.

Joseph A. LaSala, Jr. became Senior Vice President, General Counsel and Secretary of Novell in July 2001 in connection with Novell’s acquisition of Cambridge. From March 2000 to July 2001, Mr. LaSala served as Senior Vice President, General Counsel and Secretary of Cambridge. Prior to joining Cambridge, Mr. LaSala served as Vice President, General Counsel and Secretary of UPR from January 1996 to March 2000. Mr. LaSala is a member of the board of directors of Mainline Management LLC, the general partner of Buckeye GP Holdings, L.P.

Colleen O’Keefe

Colleen O’Keefe joined Novell in December 2006 as Novell’s Senior Vice President of Services to oversee Novell’s global technical support group, which provides onsite and remote support services, technical training services, and professional services to customers. Prior to joining Novell, from September 2002 to November 2006, Ms. O’Keefe held several key leadership positions at NCR Corporation in the Payment Solutions and Worldwide Services divisions. From September 1999 to March 2002, she served as senior vice president, Customer Services, at Global Crossing. In addition, Ms. O’Keefe served in a number of positions in the telecommunications industry, including 18 years at Southern New England Telephone and two years at AT&T.

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

Dana C. Russell

Dana C. Russell has served as Novell’s Senior Vice President and Chief Financial Officer since February 2007. Prior to that, Mr. Russell served as Novell’s Vice President and Interim Chief Financial Officer from June 2006 to February 2007, and as Vice President of Finance from March 2000 to June 2006. Mr. Russell served as the Corporate Controller from June 2003 to June 2006, and was also the Treasurer from December 2005 to June 2006. Mr. Russell joined Novell in 1994. Prior to joining Novell, Mr. Russell worked at Price Waterhouse in Salt Lake City. Mr. Russell is a CPA licensed in the State of Utah.

Item 1A.	Risk Factors

Matters related to or arising out of our historical stock-based compensation practices, including government actions, litigation matters, and downgrades in our credit ratings, could have a material adverse effect on the Company.

Our historical stock-based compensation practices have exposed us to risks associated with the judgments we made historically as well as those made as a result of our review of those practices. Based on the findings of the review of our historical stock-based compensation practices by the Audit Committee, we concluded that we had utilized incorrect measurement dates for some of the stock-based compensation awards granted during the review period, November 1, 1996 through October 31, 2006. As a result, we recorded in our consolidated financial statements for the fiscal year ended October 31, 2006 a cumulative $19.2 million adjustment for previously unrecorded stock-based compensation expense, and related income tax effects, as a decrease to retained earnings as of November 1, 2005, the beginning of our 2006 fiscal year, in accordance with the guidance applicable to the initial compliance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and $0.1 million of non-cash expense in the 2006 fiscal year. We determined that the amounts of stock-based compensation expense that should have been recognized in each of the applicable historical periods were not material to those periods on either a quantitative or qualitative basis. Therefore, we did not restate our consolidated financial statements for prior periods. While we believe that we have made appropriate judgments regarding materiality and in determining the correct measurement dates for our stock-based compensation awards, the IRS may disagree with our judgments. If the IRS disagrees with our judgments, we may incur additional expenses as a result of different tax decisions, or take other actions not currently contemplated.

As discussed in Part I, Item 3, “Legal Proceedings,” derivative actions were filed against us and our current and former officers and directors after we disclosed the commencement of our Audit Committee’s review of our historical stock-based compensation practices. No assurance can be given regarding the outcomes of litigation or government actions relating to our historical stock-based compensation practices. The resolution of any such matters may be time consuming and expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation or government actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

Furthermore, any resulting adverse effects on the Company as described above could cause our credit ratings to be downgraded. A significant downgrade in ratings may increase our cost of borrowing or limit our access to capital.

We may experience difficulties, delays or unexpected costs in completing our cost reduction and sales growth strategic initiatives and may not achieve the anticipated benefits of these initiatives.

We previously announced three strategic initiatives as part of our plan to increase profitability through revenue growth and cost reduction. These initiatives include a major shift in our sales strategy from direct to indirect sales; an investment in overlapping offshore research and development teams to eventually assume functions once handled in more expensive environments; a move to a shared services model for our financial and administrative functional support in order to reduce costs; and aligning our services business with each business unit to drive product revenue. We may not realize, in full or in part, the anticipated benefits from one or more of these initiatives, and other events and circumstances, such as difficulties, delays or unexpected costs, may occur which could result in our not realizing all or any of the anticipated benefits. If we are unable to realize these benefits, our ability to continue to fund our planned business activities may be adversely affected. In addition, our plans to invest in these initiatives ahead of future growth means that such costs will be incurred whether or not we realize these benefits. We are also subject to the risk of business disruption in connection with our strategic initiatives, which could have a material adverse effect on our business, financial condition and operating results.

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

In addition, indirect channel sales involve a number of special risks. We lack control over the delivery of our products to end-users. Resellers and distributors may have the ability to terminate their relationships with us on short notice. Our indirect channel partners may not market or support our products effectively or be able to release their products embedded with our products in a timely manner. We may not be able to effectively manage conflicts between our various indirect channel and direct customers, and economic conditions or industry demand may adversely affect indirect channel partners, or indirect channel partners may devote greater resources to marketing and supporting the products of other companies. As a result, revenues derived from indirect channel partners may fluctuate significantly in subsequent periods, which may adversely affect our business, operating results, and financial condition.

Increasing our foreign research and development operations exposes us to risks that are beyond our control and could affect our ability to operate successfully.

In order to enhance the cost-effectiveness of our operations, we plan to increasingly shift portions of our research and development operations to jurisdictions outside of the United States. The transition of even a portion of our research and development operations to a foreign country involves a number of logistical and technical challenges that could result in product development delays and operational interruptions, which could reduce our revenues and adversely affect our business. We may encounter complications associated with the set-up, migration and operation of business systems and equipment in expanded or new facilities. This could result in delays in our research and development efforts and otherwise disrupt our operations. If such delays or disruptions occur, they could damage our reputation and otherwise adversely affect our business and results of operations.

We cannot be certain that any shifts in our operations to offshore jurisdictions will ultimately produce the expected cost savings. We cannot predict the extent of government support, availability of qualified workers, future labor rates, or monetary and economic conditions in any offshore location where we may operate.

The relocation of labor resources may have a negative impact on our existing employees, which could negatively impact our operations. In addition, we will likely be faced with competition in these offshore markets for qualified personnel, including skilled design and technical personnel, and we expect this competition to increase as other companies expand their operations offshore. If the supply of qualified personnel becomes limited due to increased competition or otherwise, it could increase our costs and employee turnover rates.

Our NetWare revenue stream continues to decline.

Sales of our NetWare product have been declining for many years and such decline could offset or out pace the growth in our other products. Our strategy is to offset these declines with sales of our next generation of NetWare enterprise-ready operating system and services, OES. OES allows customers the opportunity to choose between a NetWare operating system and a Linux operating system, thereby providing NetWare customers with a means to migrate to Linux and open source solutions. However, NetWare and OES combined license and maintenance revenue of our business declined by $28.5 million, or 12%, in fiscal 2007. If our strategy is unsuccessful, our combined NetWare and OES revenue stream will decline more rapidly than the growth of revenue streams from our other products.

If our identity-driven computing solutions, systems and resource managements solutions, and Linux and platform services solutions do not grow at the rate we anticipate, our growth will be negatively impacted.

Our product strategy focuses on three specific areas: identity-driven computing solutions, systems and resource management solutions, and Linux and platform services solutions with a specific emphasis on open source platforms. We have focused on these offerings because we believe that identity-driven solutions and open source platforms are two of the fastest growing segments in our industry, and we believe that they represent the best opportunity for us to profitably grow our revenue. Our ability to achieve success with this strategy is dependent on a number of factors including, but not limited to, the following:

•	the growth of these markets;

•	our development of key product solutions and upgrades;

•	the acceptance of our solutions particularly by enterprise companies, large industry partners and major accounts;

•	the decisions by customers to upgrade from older versions of our products to newer versions; and

•	the successful sale of technical support and other Novell solutions along with our products.

We may not be able to successfully compete in a challenging market for infrastructure software services.

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

Litigation regarding intellectual property rights is common in the software industry. We have from time to time received letters or been the subject of claims suggesting that we are infringing upon the intellectual property rights of others. In addition, we have faced and expect to continue to face from time to time disputes over rights and obligations concerning intellectual property. The cost and time of defending ourselves can be significant. If an infringement claim is successful, we and our customers may be required to obtain one or more licenses from third parties, and we may be obligated to pay or reimburse our customers for monetary damages. In such instances, we or our customers may not be able to obtain necessary licenses from third parties at a reasonable cost or at all, and may face delays in product shipment while developing or arranging for alternative technologies, which could adversely affect our operating results.

In the event claims for indemnification are brought for intellectual property infringement, we could incur significant expenses, thereby adversely affecting our results of operations.

We indemnify customers against certain claims that our products infringe upon the intellectual property rights of others. Additionally, under our Novell Linux Indemnification Program, we offer indemnification for copyright infringement claims made by third parties against registered Novell customers who obtain SUSE Linux Enterprise Server 8, SUSE Linux Enterprise Server 9, SUSE Linux Enterprise Server 10, SUSE Linux Enterprise Desktop 10, SUSE Linux Retail Solution, Novell Point of Service, Novell Linux Desktop, and SUSE Linux Enterprise Desktop, and who, after January 12, 2004, obtained upgrade protection and a qualifying technical support contract from us or a participating channel partner. Although indemnification programs for proprietary software are common in our industry, indemnification programs that cover open source software are less so. In the event that we are required to indemnify our customers against claims for intellectual property infringement, we could incur significant expense reimbursing customers for their legal costs and, in the event those claims are successful, for damages.

Legal actions taken by claimants alleging intellectual property infringement could adversely affect our revenue and business plan if these legal actions cause a reduction in demand for our SUSE Linux and Ximian® products.

In January 2004, The SCO Group, Inc. filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. We removed the claim to the U.S. District Court, District of Utah. SCO’s complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare have harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. SCO is also seeking to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO and to pay actual, special and punitive damages. In August 2007, the U.S. District Court granted us summary judgment against SCO, concluding that we retained ownership of the UNIX and UnixWare copyrights, and dismissed SCO’s claims against us. Although SCO has recently filed a Chapter 11 bankruptcy petition, SCO has indicated its intent to appeal the District Court’s ruling. If SCO is able to successfully appeal the District Court’s decision, and then succeed on its claims before a jury, our future revenue and business plans could be adversely affected.

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

We may not be able to attract and retain qualified personnel because of the intense competition for qualified personnel in the software industry.

Our ability to maintain our competitive technological position depends, in large part, on our ability to attract and retain highly qualified development, consulting, and managerial personnel. Competition for personnel of the highest caliber is intense in the software industry. The loss of certain key individuals, or a significant group of key personnel, would adversely affect our performance. The failure to successfully hire suitable replacements in a timely manner could have a material adverse effect on our business.

If our relationships with other IT services organizations become impaired, we could lose business.

We maintain relationships with IT services organizations that recommend, design and implement solutions that include our products for their customers’ businesses. Any of these organizations could decide, at any time, to cease doing business with us or recommending our products. A change in the willingness of these IT service organizations to do business with us or recommend our products could result in lower revenue.

The success of our acquisitions is dependent on our ability to integrate personnel, operations and technology, and if we are not successful, our revenue will not grow at the rate we anticipate.

Achieving the benefits of acquisitions depends in part on the successful integration of personnel, operations and technology. The integration of acquisitions is subject to risks and requires significant expenditure of time and resources. The challenges involved in integrating acquisitions include the following:

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

Our financial and operating results vary and may fall below estimates, which may cause the price of our common stock to decline.

Our operating results may fluctuate from quarter to quarter due to a variety of factors including, but not limited to the:

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

Due to these factors or other unanticipated events, quarter-to-quarter comparisons of our operating results may not be reliable indicators of our future performance. In addition, from time to time our quarterly financial results may fall below our expectations or the expected results published by the securities and industry analysts who follow our company. This could cause the market price of our securities to decline, perhaps significantly.

We face increased risks in conducting a global business.

We are a global corporation with subsidiaries, offices and employees around the world and, as such, we face certain risks in doing business abroad that we do not face domestically. Risks inherent in transacting business internationally could negatively impact our operating results, including:

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

Our professional services contracts contain pricing risks and, if our estimates prove inaccurate, we could lose money.

A portion of our professional services revenue is from fixed-price, fixed-time contracts. Because of the complex nature of the services provided, it is sometimes difficult to accurately estimate the cost, scope and duration of particular client engagements. If we do not accurately estimate the resources required for a project, do not accurately assess the scope of work associated with a project, do not manage the project properly, or do not satisfy our obligations in a manner consistent with the contract, then our costs to complete the project could increase substantially. We have occasionally had to commit unanticipated additional resources to complete projects, and may have to take similar action in the future. We may not be compensated for these additional costs or the commitment of these additional resources.

Our professional services clients may cancel or reduce the scope of their engagements with us on short notice.

If our clients cancel or reduce the scope of a professional services engagement, we may be unable to reassign our professionals to new engagements without delay. Personnel and related costs constitute a substantial portion of our operating expenses. Because these expenses are relatively fixed, and because we establish the levels of these expenses well in advance of any particular quarter, cancellations or reductions in the scope of client engagements could result in the under-utilization of our professional services employees, causing significant reductions in operating results for a particular quarter.

Conversion of our debentures into shares of our common stock will dilute the ownership interests of existing stockholders.

The conversion of some or all of our $600 million aggregate principal amount of senior convertible debentures due 2024 into shares of common stock will dilute the ownership interest of existing common stockholders. Any large volume sales in the public market of the common stock issued upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the debentures may encourage short selling by market participants because the conversion of the debentures could depress the price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In the U.S., we own approximately 887,000 (and occupy approximately 778,000) square feet of office space on 46 acres in Provo, Utah. We use that space for administrative offices and a product development center. Novell is consolidating its occupancy on the Provo campus and is currently marketing 189,000 square feet of space for sale. We also occupy 85,000 square feet of warehouse space in and around Provo for operational support. We lease 71,000 square feet of office space in Waltham, Massachusetts as our corporate headquarters and principal executive offices. This facility is also used for product development. We lease a 177,000 square-foot office building in Cambridge, Massachusetts, of which we occupy approximately 22,000 square feet for product development activities and sublease the remainder. We lease a 64,000 square-foot facility in Lebanon, New Hampshire, of which 11,000 square feet is used for product development and the remainder is subleased. In addition, we lease offices that host sales, support and/or product development activity in Arkansas, California, Florida, Georgia, Illinois, Michigan, Minnesota, Missouri, New York, Oregon, Texas, Utah, Virginia, and Washington.

Internationally, we own office buildings in the United Kingdom, the Netherlands, South Africa, and India. We use these office buildings, which vary in size from 18,000 to 85,000 square feet, for sales, support and administrative offices.

We lease and occupy a shared service center in Dublin, Ireland of 31,000 square feet, and product development centers in Nuremberg, Germany; Prague, Czech Republic; and Bangalore, India of 64,000 square feet, 19,000 square feet and 80,000 square feet, respectively. Novell has recently entered into an agreement to expand its total occupancy in Bangalore, India to 158,000 square feet. In addition, each of our subsidiaries in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Colombia, Denmark, Finland, France, Germany, India, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, New Zealand, Norway, Portugal, Scotland, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, and Venezuela, leases a small facility used as sales and support offices. We have leased facilities in Luxembourg, Netherlands, United Kingdom and Thailand which we no longer occupy.

The terms of the above leases vary from month-to-month to up to 17 years. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon reasonable terms.

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

On November 12, 2004, we filed suit against Microsoft in the U.S. District Court, District of Utah. We are seeking treble and other damages under the Clayton Act, based on claims that Microsoft eliminated competition in the office productivity software market during the time that we owned the WordPerfect word-processing application and the Quattro Pro spreadsheet application. Among other claims, we allege that Microsoft withheld certain critical technical information about Windows from us, thereby impairing our ability to develop new versions of WordPerfect and other office productivity applications, and that Microsoft integrated certain technologies into Windows designed to exclude WordPerfect and other Novell applications from relevant markets. In addition, we allege that Microsoft used its monopoly power to prevent original equipment manufacturers from offering WordPerfect and other applications to customers. On June 10, 2005, Microsoft’s motion to dismiss the complaint was granted in part and denied in part. On September 2, 2005, Microsoft sought appellate review of the District Court’s denial of its motion. On October 15, 2007, the U.S. Fourth Circuit Court of Appeals affirmed the District Court’s ruling, thereby allowing Novell to proceed with the remaining claims against Microsoft. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

On January 20, 2004, the SCO Group, Inc. filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. Upon our motion the action was removed to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. Our answer set forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. On February 3, 2006, SCO filed a Second Amended Complaint alleging that we had violated supposed non-competition provisions of the agreement under which we sold certain UNIX-related assets to SCO, that we infringe SCO’s copyrights, and that we are engaging in unfair competition by attempting to deprive SCO of the value of the UNIX technology. SCO sought to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and

UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and to cause us to pay actual, special and punitive damages in an amount to be proven at trial. As a result of SCO’s Second Amended Complaint, SUSE filed a demand for arbitration before the International Court of Arbitration in Zurich, Switzerland, pursuant to a “UnitedLinux Agreement” in which SCO and SUSE were parties. On August 10, 2007, the U.S. District Court Judge issued a Memorandum Decision and Order that granted Novell summary judgment against SCO on significant issues in the litigation. The District Court determined that we own the UNIX copyrights and dismissed certain of SCO’s claims against us. In addition, the Court ruled that we were entitled to a share of certain royalties SCO had received from Sun Microsystems, Inc. and Microsoft through their licenses with SCO. Prior to the commencement of the trial before the U.S. District Court, SCO filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Novell has since obtained an order from the bankruptcy court allowing us to proceed with the trial for the purpose of determining how much is owed to Novell from the license royalties and to determine whether SCO had authority to enter into the Sun and Microsoft agreements. No trial date has been set. Hearings before the International Court Tribunal in connection with the SUSE Arbitration matter have been stayed by the Court in the SCO bankruptcy case. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material effect on our financial position, results of operations or cash flows.

On July 12, 2002, Amer Jneid and other related plaintiffs filed a complaint in the Superior Court of California, Orange County, alleging claims for breach of contract, fraud in the inducement, misrepresentation, infliction of emotional distress, rescission, slander and other claims against us in connection with our purchase of so-called “DeFrame” technology from the plaintiffs and two affiliated corporations (TriPole Corporation and Novetrix), and employment agreements Novell entered into with the plaintiffs in connection with the purchase. The complaint sought unspecified damages, including “punitive damages.” The dispute (resulting in these claims) arises out of the plaintiffs’ assertion that we failed to properly account for license distributions which the plaintiffs claim would have entitled them to certain bonus payouts under the purchase and employment agreements. After a lengthy jury trial in January 2007, the jury returned a verdict in favor of the various plaintiffs on certain contract claims and in favor of us on various remaining claims. As a result of the verdict, a judgment was entered against us on August 27, 2007 in the amount of $19.0 million plus an additional $4.5 million in prejudgment interest. In addition, the Court has awarded plaintiffs attorneys fees and costs related to the litigation. We have filed and intend to file Notices of Appeal of the judgment and the related orders to the California Court of Appeals. We believe we have strong legal arguments that will likely result in reversal of the judgment and the lower court’s orders. Although Novell believes that settlement is also a possibility, Novell has accrued $27 million for this matter. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position or results of operations.

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

We account for legal reserves under Statement of Financial Accounting Standards, (“SFAS”) No. 5, which requires us to accrue for losses that we believe are probable and can be reasonably estimated. We evaluate the adequacy of our legal reserves based on our assessment of many factors, including our interpretations of the law and our assumptions about the future outcome of each case based on current information. It is reasonably possible that our legal reserves could be increased or decreased in the near term based on our assessment of these factors. We are currently party to various legal proceedings and claims involving former employees, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect, individually or in the aggregate, on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

2007 Annual Meeting of Stockholders

Our 2007 Annual Meeting was held at 404 Wyman Street, Waltham, Massachusetts, on August 30, 2007. Out of the 349,339,284 shares of common stock that were outstanding and entitled to vote at the meeting as of July 13, 2007 (record date), a total of 296,223,463 shares were present in person or by proxy at the meeting, representing 84.8% of the outstanding shares. The following are the voting results for the items considered by the stockholders:

I.  Election of Directors

Each of the eleven nominees for Director was elected, by the votes set forth below, to hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified, except in the event of his or her earlier death, resignation, or removal.

Nominee	Votes For	Votes Against	Votes Abstaining

Albert Aiello	288,894,766	5,048,680	2,280,017
Fred Corrado	287,977,744	5,855,285	2,390,434
Richard L. Crandall	288,132,402	5,620,548	2,470,513
Ronald W. Hovsepian	289,980,759	3,872,639	2,370,065
Patrick S. Jones	289,292,286	4,513,171	2,418,006
Claudine B. Malone	288,220,382	5,552,341	2,450,740
Richard L. Nolan	280,025,023	13,797,033	2,401,407
Thomas G. Plaskett	287,703,509	5,786,802	2,733,152
John W. Poduska, Sr.	287,971,862	6,000,680	2,250,957
James D. Robinson, III	276,536,755	17,369,912	2,316,796
Kathy Brittain White	288,845,369	4,997,120	2,380,974

II.	Ratification of Independent Public Accounting Firm

Ratification of the appointment of PricewaterhouseCoopers LLP as Novell’s independent registered public accounting firm for the fiscal year ending October 31, 2007 passed by the following vote:

Votes For	Votes Against	Votes Abstaining

291,186,752	2,903,501	2,133,210

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Novell’s common stock trades on the Nasdaq Global Select Market under the symbol “NOVL.” The following chart sets forth the high and low sales prices of our common stock during each quarter of the last two fiscal years:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2007
High	$7.35	$7.63	$8.26	$8.10
Low	$5.70	$6.18	$6.68	$5.76
Fiscal 2006
High	$9.81	$9.83	$8.56	$6.98
Low	$7.17	$7.00	$5.73	$5.75

No dividends have been declared on our common stock. We have no current plans to pay dividends on our common stock, and intend to retain our earnings for use in our business. We had 7,143 stockholders of record at November 30, 2007.

Issuances of Unregistered Common Stock

Not Applicable

Issuer Purchases of Equity Securities

The following table presents information regarding purchases of shares of Novell common stock made by Novell pursuant to its share repurchase program during the three months ended October 31, 2007.

			(c)	(d)
			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	(a)	(b)	Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs
(In thousands, except per share amounts)

August 1, 2007 through August 31, 2007	3	$6.56	—	$—
September 1, 2007 through September 30, 2007	11	$7.24	—	$—
October 1, 2007 through October 31, 2007	17	$7.52	—	$—

Total	31	$7.34	—	$—

(1)	The total number of shares purchased includes shares surrendered to Novell to satisfy tax withholding obligations in connection with the vesting of restricted stock units, restricted stock rights, and stock issued under a stock-based compensation plan totaling 31,365 shares in the months of August, September and October of fiscal 2007.

Performance Graph

The following graph compares the total return on a cumulative basis, assuming the reinvestment of dividends, of $100 invested on October 31, 2002 in our common stock, the Standard & Poor’s 500 Composite Stock Price Index, the NASDAQ Computer & Data Processing Index, and the Dow Jones U.S. Software Index. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

	Base	Indexed/Cumulative Returns
	Period	Fiscal Year Ended October 31,
Company/Index Name	2002	2003	2004	2005	2006	2007

Novell, Inc.	$100	241.56	295.88	313.58	246.91	311.11
S&P 500 Index	$100	120.80	132.18	143.71	167.19	191.54
Nasdaq Computer & Data Processing Index	$100	119.39	130.58	144.23	164.99	209.38
Dow Jones U.S. Software	$100	115.49	122.46	129.61	148.37	183.06

Item 6.	Selected Financial Data

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

	Fiscal Year Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
	2007	2006 (a)	2005 (b)	2004	2003
	(In thousands, except per share data)

Statements of operations
Net revenue (c)	$932,499	$919,331	$986,149	$971,756	$938,394
Gross profit (c)	672,245	638,319	678,909	676,786	612,196
Income (loss) from operations (c)	(55,768)	(42,194)	423,611	47,523	(35,477)
Income (loss) from continuing operations before taxes	8,415	27,180	457,423	57,398	(61,619)
Income tax expense	34,691	22,642	86,612	11,335	102,882
Income (loss) from continuing operations	(26,276)	4,538	370,811	46,063	(164,501)
Income (loss) from discontinued operations, net of taxes	(18,184)	15,015	5,911	11,125	2,597
Net income (loss) before accounting change	(44,460)	19,553	376,722	57,188	(161,904)
Cumulative effect of accounting change, net of tax (d)	—	(897)	—	—	—
Net income (loss)	(44,460)	18,656	376,722	57,188	(161,904)
Net income (loss) from continuing operations, diluted	$(26,276)	$4,332	$372,708	$19,789	$(164,501)
Net income (loss) available to common stockholders, diluted	$(44,460)	$18,220	$378,159	$30,818	$(161,904)
Net income (loss) from continuing operations per common share, diluted	$(0.08)	$0.01	$0.85	$0.05	$(0.44)
Net income (loss) per common share, diluted	$(0.13)	$0.05	$0.86	$0.08	$(0.44)
Balance sheet
Cash, cash equivalents and short-term investments	$1,857,637	$1,466,287	$1,654,904	$1,211,467	$751,852
Working capital	1,332,218	1,075,580	1,284,901	843,930	406,014
Total assets	2,854,394	2,449,723	2,761,858	2,293,358	1,569,572
Senior convertible debentures	600,000	600,000	600,000	600,000	—
Series B Preferred Stock	—	9,350	9,350	25,000	—
Total stockholders’ equity (e)	$1,158,326	$1,104,650	$1,386,486	$963,364	$934,470

(a)	In the first quarter of fiscal 2006, we adopted FASB Statement No. 123(R), which required us to record compensation expenses related to stock awards. For fiscal 2007 and 2006, compensation expense totaled $34.3 million and $35.3 million, respectively. Prior years were not restated to include such expense.

(b)	In the first quarter of fiscal 2005, we recognized a gain of $447.6 million on a litigation settlement with Microsoft to settle potential anti-trust litigation.

(c)	Income (loss) from operations for all periods presented excludes the results of Celerant, Salmon, and CTP Switzerland, which have been classified as discontinued operations.

(d)	In May 2006, we adopted Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which required us to recognize the cumulative effect of initially applying FIN 47 as a change in accounting principle. In fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” resulting in a transitional goodwill impairment loss.

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

Overview

We deliver infrastructure software for the Open Enterprise. We are a leader in desktop to data center operating systems based on Linux and the software required to secure and manage mixed information technology (“IT”) environments. We help customers around the world minimize cost, complexity, and risk, allowing them to focus on innovation and growth.

To best align our business with our strategy, we are organized into four business segments. Our business segments are open platform solutions, identity and security management, systems and resource management, and workgroup. During fiscal 2007, we divested our business consulting segment through the sale of Salmon, our UK-based consulting unit, in the second quarter of fiscal 2007 and as a result of an agreement to sell our CTP Switzerland consulting unit that we entered into in the fourth quarter of fiscal 2007.

Below is an update on each of our business units:

•	Within our open platform solutions business unit segment, Linux and open source products remain an important growth business. During the year we established and expanded relationships with several strategic partners to increase the reach of both our server and desktop products. Revenue from our Linux platform products increased 69% year-over-year in fiscal 2007. The strength of our revenue growth was due in part to our agreement with Microsoft which was signed in November 2006.

•	We continue to expand our position in the identity and security management market by offering products that deliver a complete, integrated solution in the areas of security, compliance, and governance issues. Our unique role-based, policy-driven approach has received positive industry reviews. Revenue from our identity and access management products increased 7% in fiscal 2007 as compared to the same period a year ago.

•	Systems and resource management products continue to be an important part of our product offering. Our strategy is to provide a complete “desktop to data center” offering, with leadership in virtualization for both Linux and mixed-source environments. Earlier this year, we announced the general availability of two major products, ZENworks Configuration Management and ZENworks Orchestrator. We believe these products will become a new source of growth in the future. Revenue was relatively flat in fiscal 2007 as the market was anticipating a refreshed product offering.

•	Our workgroup revenue base is an important source of cash flow and provides us with a potential opportunity to sell additional products and services. We continued efforts to stabilize the decline of revenue from our legacy products, such as Open Enterprise Server, NetWare and NetWare-related products. At the end of fiscal 2007, we announced the general availability of Open Enterprise Server 2, which completes the transition of delivering NetWare services on Linux. We also introduced Novell Teaming + Conferencing, which extends the value of our collaboration offering. Our Workgroup business declined 9% in fiscal 2007, excluding the impact of the Microsoft agreement, as compared to the same period a year ago.

At the beginning of the fiscal year, we identified several key initiatives including; improving our sales model and sales staff specialization; integrating our product development approach and balancing between on and offshore development locations; and improving administrative and support functions with the primary goal to simplify and refocus our business and increase sustainable profitability. We have substantially completed these initiatives according to plan. In conjunction with these initiatives, we incurred restructuring charges of $43.1 million in fiscal 2007.

In continuation of our two-year strategic plan, we will refine the improvements we made in our sales, research and development, and back office initiatives in fiscal 2008. In addition, we will realign our services business to improve its efficiency and focus. In conjunction with these initiatives, we expect to incur restructuring charges of

$15 million to $25 million in fiscal 2008. While our initiatives and their implementation involve opportunities, risks, and challenges, we believe they will result in long-term, sustainable profitability.

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

Revenue Recognition and Related Reserves.  Our revenue is derived primarily from the sale of software licenses, software maintenance, upgrade protection, subscriptions of SUSE Linux Enterprise Server (“SLES”), technical support, training, and professional services. Our customers include: distributors, who sell our products to resellers, dealers, and VARs; OEMs, who integrate our products with their products or solutions; VARs, who provide solutions across multiple vertical market segments which usually includes services; and end users, who may purchase our products and services directly from Novell or from other partners or resellers. Except for our SUSE Linux product, distributors do not order to stock and only order products when they have an end customer order, which they present to us. With respect to our SUSE Linux product, distributors place orders and the product is then sold through to end customers principally through the retail channel. OEMs report the number of copies duplicated and sold via an activity or royalty report. Software maintenance, upgrade protection, technical support, and subscriptions of SLES typically involve one to three-year contract terms. Our standard practice is to provide customers with a 30-day general right of return. Such return provision allows for a refund and/or credit of any amount paid by our customers.

Revenue is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and Staff Accounting Bulletin No. 104, “Revenue Recognition,” and related interpretations. When an arrangement does not require significant production, modification, or customization of software or does not contain services considered to be essential to the functionality of the software, revenue is recognized when the following four criteria are met:

•	Persuasive evidence of an arrangement exists — We require evidence of an agreement with a customer specifying the terms and conditions of the products or services to be delivered typically in the form of a signed contract or statement of work accompanied by a purchase order.

•	Delivery has occurred — For software licenses, delivery takes place when the customer is given access to the software programs via access to a website or shipped medium. For services, delivery takes place as the services are provided.

•	The fee is fixed or determinable — Fees are fixed or determinable if they are not subject to cancellation or other payment terms that exceed our standard payment terms. Typical payment terms are net 30 days.

•	Collection is probable — We perform a credit review of all customers with significant transactions to determine whether a customer is creditworthy and collection is probable. Prior Novell-established credit history, credit reports, financial statements, and bank references are used to assess creditworthiness.

In general, revenue for transactions that do not involve software customization or services considered essential to the functionality of the software is recognized as follows:

•	Software license fees for our SUSE Linux product are recognized when the product is sold through to an end customer;

•	Software license fees for sales through OEMs are recognized upon receipt of license activity or royalty reports;

•	All other software license fees are recognized upon delivery of the software;

•	Software maintenance, upgrade protection, technical support, and subscriptions of SLES are recognized ratably over the contract term; and

•	Professional services, training and other similar services are recognized as the services are performed.

If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. We record provisions against revenue for estimated sales returns and allowances on product and service-related sales in the same period as the related revenue is recorded. We also record a provision to operating expenses for bad debts resulting from customers’ inability to pay for the products or services they have received. These estimates are based on historical sales returns and bad debt expense, analyses of credit memo data, and other known factors, such as bankruptcy. If the historical data we use to calculate these estimates does not accurately reflect future returns or bad debts, adjustments to these reserves may be required that would increase or decrease revenue or net income.

Many of our software arrangements include multiple elements. Such elements typically include any or all of the following: software licenses, rights to additional software products, software maintenance, upgrade protection, technical support, training and professional services. For multiple-element arrangements that do not involve significant modification or customization of the software and do not involve services that are considered essential to the functionality of the software, we allocate value to each element based on its relative fair value, if sufficient Novell-specific objective evidence of fair value exists for each element of the arrangement. Novell-specific objective evidence of fair value is determined based on the price charged when each element is sold separately. If sufficient Novell-specific objective evidence of fair value exists for all undelivered elements, but does not exist for the delivered element, typically the software, then the residual method is used to allocate value to each element. Under the residual method, each undelivered element is allocated value based on Novell-specific objective evidence of fair value for that element, as described above, and the remainder of the total arrangement fee is allocated to the delivered element, typically the software. If sufficient Novell-specific objective evidence of fair value does not exist for all undelivered elements and the arrangement involves rights to unspecified additional software products, all revenue is recognized ratably over the term of the arrangement. If the arrangement does not involve rights to unspecified additional software products, all revenue is initially deferred until typically the only remaining undelivered element is software maintenance or technical support, at which time the entire fee is recognized ratably over the remaining maintenance or support term.

In the case of multiple-element arrangements that involve significant modification or customization of the software or involve services that are considered essential to the functionality of the software, contract accounting is applied. When Novell-specific objective evidence of fair value exists for software maintenance or technical support in arrangements requiring contract accounting, the professional services and license fees are combined and revenue is recognized on the percentage of completion basis. The percentage of completion is generally calculated using estimated hours incurred to date relative to the total expected hours for the entire project. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. The maintenance or support fee is unbundled from the other elements and revenue is recognized ratably over the maintenance or support term.

When Novell-specific objective evidence of fair value does not exist for software maintenance or support, then all revenue is deferred until completion of the professional services, at which time the entire fee is recognized ratably over the remaining maintenance or support period.

For consolidated statements of operations classification purposes only, we allocate the revenue first to those elements for which we have Novell-specific objective evidence of fair value, and any remaining recognized revenue is then allocated to those items for which we lack Novell-specific objective evidence of fair value.

Professional services contracts are either time-and-materials or fixed-price contracts. Revenue from time-and-materials contracts is recognized as the services are performed. Revenue from fixed-price contracts is recognized based on the proportional performance method, generally using estimated time to complete to measure the completed effort. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. Professional services revenue includes reimbursable expenses charged to our clients.

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

Under the Business Collaboration Agreement, we are marketing a combined offering with Microsoft. The combined offering consists of SUSE Linux Enterprise Server and a subscription for SLES support along with Microsoft Windows Server, Microsoft Virtual Server and Microsoft Viridian, and is offered to customers desiring to deploy Linux and Windows in a virtualized setting. Microsoft made an upfront payment to us of $240 million for SLES subscription “certificates,” which Microsoft may use, resell or otherwise distribute over the term of the agreement, allowing the certificate holder to redeem single or multi-year subscriptions for SLES support from us (entitling the certificate holder to upgrades, updates and technical support). Microsoft agreed to spend $60 million over the term of the agreement for marketing Linux and Windows virtualization scenarios and also agreed to spend $34 million over the term of the agreement for a Microsoft sales force devoted primarily to marketing the combined offering. Microsoft agreed that for three years following the initial date of the agreement it will not enter into an agreement with any other Linux distributor to encourage adoption of non-Novell Linux/Windows Server virtualization through a program substantially similar to the SLES subscription “certificate” distribution program.

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

Under the Patent Cooperation Agreement, Microsoft agreed to covenant with our customers not to assert its patents against our customers for their use of our products and services for which we receive revenue directly or indirectly, with certain exceptions, while we agreed to covenant with Microsoft’s customers not to assert our patents against Microsoft’s customers for their use of Microsoft products and services for which Microsoft receives revenue directly or indirectly, with certain exceptions. In addition, we and Microsoft each irrevocably released the other party, and its customers, from any liability for patent infringement arising prior to November 2, 2006, with certain exceptions. Both we and Microsoft have payment obligations under the Patent Cooperation Agreement. Microsoft made an upfront net balancing payment to us of $108 million, and we will make ongoing payments to Microsoft totaling a minimum of $40 million over the five-year term of the agreement based on a percentage of our Open Platform Solutions and Open Enterprise Server revenues.

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

Long-lived Assets.  Our long-lived assets include net fixed assets, long-term investments, goodwill, and other intangible assets. At October 31, 2007, our long-lived assets included $180.5 million of net fixed assets, $37.3 million of long-term investments, $404.6 million of goodwill, and $33.6 million of identifiable intangible assets.

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

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of August 1, or more frequently if events or changes in circumstances warrant, such as a material adverse change in the business. Goodwill is considered to be impaired when the carrying value of a reporting unit exceeds its estimated fair value. Indefinite-lived intangible assets are considered impaired if their carrying value exceeds their estimated fair value. Fair values are estimated using a discounted cash flow methodology. In assessing the recoverability of our goodwill and indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process requires subjective judgment at many points throughout the analysis. Changes in reporting units and changes to the estimates used in the analyses, including estimated future cash flows, could cause one or more of the reporting units or indefinite-lived intangibles to be valued differently in future periods. Future analysis could potentially result in a non-cash goodwill impairment charge of up to $404.6 million, the full amount of our goodwill, depending on the estimated value of the reporting units and the value of the net assets attributable to those reporting units at that time.

During the fourth quarters of fiscal 2007, 2006, and 2005, we completed our annual goodwill impairment reviews and determined that there was no goodwill impairment. These assessments are made at the reporting unit level, and therefore we could be subject to an impairment charge to goodwill if any one of our reporting units does not perform in line with forecasts in the future. In addition, changes in the assumptions used in the analyses could have changed the resulting outcomes. For example, to estimate the fair value of our reporting units at August 1, 2007, we made estimates and judgments about future cash flows based on our fiscal 2008 forecast and current long-range plans used to manage the business. These long-range estimates could change in the future depending on internal changes in our company as well as external factors. Future changes in estimates could possibly result in a non-cash impairment charge that could have a material adverse impact on our results of operations.

Developed technology is amortized over three years as a cost of revenue. Customer/contractual relationships are amortized over one to three years as a sales expense. Most of our trademarks/trade names have indefinite lives and therefore are not amortized but are reviewed for impairment at least annually. During fiscal 2007, we recorded a $3.9 million impairment charge for certain intangible assets we acquired as a part of the e-Security acquisition. During fiscal 2006, we recorded a $1.2 million impairment charge for certain intangible assets we acquired as a part of the Ximian acquisition. During fiscal 2005, we recorded a $1.5 million impairment charge for certain intangible assets we acquired as a part of the SilverStream and SUSE acquisitions.

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

Loss Contingency Accruals and Restructurings.  We are required to make accruals for certain loss contingencies related to litigation and taxes. We accrue these items in accordance with SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated, however, the estimation of the amount to accrue requires significant judgment. Litigation accruals require us to make assumptions about the future outcome of each case based on current information. Tax accruals require us to make assumptions based on the results of tax audits, past experience and interpretations of tax law. When our restructurings include leased facilities, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we are required to make assumptions about future sublease income, which would offset our costs and decrease our accrual. From time to time, we are subjected to tax audits and must make assumptions about the outcome of the audit. If any of the estimates or their related assumptions change in the future, or if actual outcomes are different than our estimates, we may be required to record additional charges or reduce our accruals. During fiscal 2006, we recorded a $24.0 million adjustment to increase accruals related to loss contingencies due to changes in facts and circumstances. During fiscal 2005, we recorded a $1.2 million adjustment to reduce previous restructuring accruals and a $5.3 million adjustment to increase merger liabilities primarily due to changes in estimates we originally made regarding future subleases.

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

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 was effective for fiscal years ending after November 15, 2006, but we adopted it early in fiscal 2006.

Traditionally, there were two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements on the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to our application of the guidance in SAB 108, we consistently applied the roll-over method when quantifying financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of misstatements on each of the financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permitted us to initially apply its provisions to errors that are material under the dual method but were not previously material under our previously used method of assessing materiality either by (i) restating prior financial statements as if the dual approach had always been applied or (ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of the applicable balance sheet accounts as of November 1, 2005 with an offsetting adjustment recorded to the opening balance of retained earnings. We elected to record the effects of applying SAB 108 using the cumulative effect transition method and adjusted beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements for misstatements associated with our historical stock-based compensation expense and related income tax effects. We do not consider any of the misstatements to have a material impact on our consolidated financial statements in any of the prior years affected under our previous method for quantifying misstatements, the roll-over method.

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

Under APB No. 25, “Accounting for Stock Issued to Employees,” because the exercise prices of the stock options on the new measurement dates were, in some instances, lower than the fair market value of the underlying stock on such dates, we are required to record compensation expense for these differences. As a result, stock-based compensation expense in a cumulative after-tax amount of approximately $19.2 million should have been reported in the consolidated financial statements for the fiscal years ended October 31, 1997 through October 31, 2005. After considering the materiality of the amounts of stock-based compensation and related income tax effects that should have been recognized in each of the applicable historic periods, including the interim periods of fiscal 2005 and 2006, we determined that the errors were not material to any prior period, on either a quantitative or qualitative basis, under our previous method for quantifying misstatements, the roll-over method. Therefore, we have not restated our consolidated financial statements for prior periods. In accordance with the provisions of SAB 108, we decreased beginning retained earnings at November 1, 2005 by approximately $19.2 million, from $984.1 million to $964.9 million, or a reduction of two percent, with the offset to additional paid-in capital in the consolidated balance sheet.

The following table summarizes the effects, net of income taxes, (on a cumulative basis prior to fiscal 2005 and in fiscal 2005) resulting from changes in measurement dates and the related application of the guidance applicable to the initial compliance with SAB 108:

(In thousands)

Cumulative prior to fiscal 2005	$18,989
Fiscal 2005	201

Total adjustment at November 1, 2005	$19,190

Acquisitions and Equity Investments

Senforce

Pursuant to an Agreement and Plan of Merger, dated August 1, 2007, we acquired 100% of the outstanding stock of Senforce Technologies, Inc., a provider of endpoint security management, for $20.0 million in cash plus transaction costs of $0.2 million. Endpoint security management focuses on technology that provides data security for workstations, laptops or mobile devices in order to ensure that data cannot be accessed when they are lost or stolen. Senforce’s products have been integrated into our identity and security management products. Senforce’s results of operations were included in our consolidated financial statements beginning on the acquisition date.

RedMojo

On November 17, 2006, we acquired 100% of the outstanding stock of RedMojo Inc, a privately-held company that specialized in cross-platform virtualization management software tools. RedMojo’s products have been integrated into our systems and resource management products. The purchase price was approximately $9.7 million in cash plus merger and transaction costs of approximately $0.2 million. RedMojo’s results of operations were included in our consolidated financial statements beginning on the acquisition date.

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

Open Invention Network, LLC

On November 8, 2005, Open Invention Network, LLC (“OIN”) was established by us, IBM, Philips, Red Hat and Sony. OIN is a privately-held company that has acquired and intends to continue acquiring patents to promote Linux and open source by offering its patents on a royalty-free basis to any company, institution or individual that agrees not to assert its patents against the Linux operating system or certain Linux-related applications. In addition, OIN, in its discretion, will enforce its patents to the extent it believes such action will serve to further protect and promote Linux and open source. Each party contributed capital with a fair value of $20.0 million to OIN. We account for our ownership interest using the equity method of accounting. Our $20.0 million contribution consisted of patents with a fair value of $15.8 million, including $0.3 million of prepaid acquisition costs, and cash of $4.2 million. At the time of the contribution, the patents had a book value of $14.4 million, including $0.3 million of prepaid acquisition costs. The $1.4 million difference between the fair value and book value of the patents will be amortized to our investment in OIN account and equity income over the remaining estimated useful life of the patents, which is approximately nine years. Our investment in OIN, as of October 31, 2007 of $19.2 million is classified as other assets in the consolidated balance sheet. In fiscal 2007, our ownership interest in OIN decreased to approximately 17% due to the addition of NEC, a new investor in the company.

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

Tally Systems Corp.

On April 1, 2005, we acquired 100% of the outstanding stock of Tally Systems Corp., a privately-held company headquartered in Lebanon, New Hampshire. Tally provides automated PC hardware and software recognition products and services used by customers to manage hardware and software assets. These products and services are now part of our ZENworks product line. The purchase price was approximately $17.3 million in cash, plus transaction costs of $0.4 million and excess facility costs of $4.5 million recorded as an acquisition liability. Tally’s results of operations were included in our consolidated financial statements beginning on the acquisition date.

Immunix, Inc.

On April 27, 2005, we acquired 100% of the outstanding stock of Immunix, Inc., a privately-held company headquartered in Portland, Oregon, which provides enterprise class, host intrusion prevention solutions for the Linux platform. This acquisition enables us to expand security offerings on the Linux platform. The purchase price was approximately $17.3 million in cash, plus transaction costs of $0.4 million. Immunix’s results of operations were included in our consolidated financial statements beginning on the acquisition date.

Divestitures

CTP Switzerland

On October 31, 2007, we signed a share purchase agreement, (“Agreement”) to sell our wholly-owned CTP Switzerland subsidiary to a management-led buyout group for $0.5 million at close plus an additional contingent payment of up to approximately $0.3 million over the next year based on an earn-out model that is tied to CTP Switzerland’s management bonuses. Final closing of the sale will occur on January 31, 2008. The $0.5 million was placed into an escrow account as of October 31, 2007 and will be held until the close on January 31, 2008. Once the sale is complete, there will be no further shareholder or operational relationship between us and CTP Switzerland going forward.

Due to the signing of the Agreement prior to the end of fiscal 2007, CTP Switzerland was classified as a discontinued operation in our consolidated statements of operations for fiscal 2007, 2006 and 2005. In addition, the Agreement triggered the need to test the $3.9 million of goodwill related to CTP Switzerland for impairment. Using an estimate of proceeds to be received upon sale as an indicator of CTP Switzerland’s fair value, we determined that the entire amount of CTP Switzerland’s goodwill had become impaired, and was, therefore, written off. In addition, we recorded an impairment charge of $5.0 million to write CTP Switzerland’s remaining assets down to their fair value based on the estimated proceeds to be received upon the sale. Both of these were recorded as components of discontinued operations in the consolidated statement of operations. After the impairment noted, CTP Switzerland’s assets of approximately $4.3 million and liabilities of approximately $4.1 million are considered “held for sale,” however, due to their immateriality, we did not classify these separately on our consolidated balance sheet.

Salmon

On March 12, 2007, we sold our shares in Salmon to Okam Limited, a U.K. Limited Holding Company for $4.9 million, plus an additional contingent payment of approximately $3.9 million to be received if Salmon meets certain revenue targets. There will be no further shareholder or operational relationship between us and Salmon going forward. Salmon was a component of our business consulting segment and Salmon’s sale will not have an impact on our professional services business and has been recorded as a component of the discontinued operations in the consolidated statement of operations.

During the first quarter of fiscal 2007, we determined that it was more likely than not that Salmon would be sold. This determination triggered the need to test the $11.9 million of goodwill related to Salmon for impairment. Using an estimate of proceeds to be received upon sale as an indicator of Salmon’s fair value, we determined that $10.2 million of Salmon’s goodwill had become impaired, and was, therefore, written off during the quarter as a component of the discontinued operations in the consolidated statement of operations. In addition, we also determined that $0.5 million of customer/contractual relationship intangible assets and $0.1 million of non-compete agreement intangible assets had become impaired and, therefore, were also written off in the first quarter of fiscal 2007.

In the second quarter of fiscal 2007, we recognized a gain on the consummation of the sale of approximately $0.6 million. Salmon’s results of operations are classified as a discontinued operation in our consolidated statements of operations.

Celerant

On May 24, 2006, we sold our shares in Celerant consulting to a group comprised of Celerant management and Caledonia Investments plc for $77.0 million in cash. Celerant consulting was acquired by Novell in 2001 as part of the Cambridge Technology Partners acquisition. There are no ongoing shareholder or operational relationships between us and Celerant consulting. The sale of Celerant consulting does not impact our professional services business. Celerant’s results of operations are classified as a discontinued operation in our consolidated statements of operations.

The results of discontinued operations (CTP Switzerland, Salmon and Celerant) for fiscal 2007, 2006, and 2005 are as follows:

	Fiscal Year Ended
	2007	2006	2005
	(In thousands)

CTP Switzerland net revenue	$25,625	$26,877	$29,268
Salmon net revenue	7,351	21,069	23,806
Celerant net revenue	—	83,341	158,472

	$32,976	$131,287	$211,546

CTP Switzerland income (loss) before taxes	$739	$1,936	$(599)
Salmon income before taxes	83	1,740	1,127
Celerant income before taxes	—	1,783	8,191

Income before taxes	822	5,459	8,719

Salmon impairment of long-lived assets	(10,848)	—	—
Salmon gain on sale	628	—	—
CTP Switzerland impairment of goodwill	(3,903)	—	—
CTP Switzerland impairment loss	(4,952)	—	—
Celerant gain on sale	—	11,117	—

Gain (loss) on discontinued operations	(19,075)	11,117	—
Income tax (expense) benefit	69	(1,561)	(2,808)

Income (loss) from discontinued operations	$(18,184)	$15,015	$5,911

Japan Consulting Group

On August 10, 2006, we sold our Japan consulting group (“JCG”) to Nihon Unisys, LTD (“Unisys”) for $4.0 million. $2.8 million of the selling price was paid at closing and $1.2 million was contingent upon certain key employees remaining employed by Unysis for a 12-month period after closing. In the fourth quarter of fiscal 2007, Unisys paid the contingent consideration of $0.2 million for each key employee that was still employed by Unisys at the end of the retention period, totaling $1.2 million. We recorded a loss of $8.3 million in fiscal 2006 related to the excess carrying amount of the JCG over its fair value, of which $7.1 million was to write off goodwill. We also recognized a gain of $1.2 million in fiscal 2007 related to contingent consideration.

It is anticipated that the JCG will continue to be a key partner for Novell with respect to subcontracting consulting services. Likewise, the cash flows from the JCG to Novell are also anticipated to increase as Novell plans to be a subcontractor for the JCG. As a result of our expected continuing involvement, the JCG has not been presented as a discontinued operation.

Results of Operations

Revenue

We sell our products, services, and solutions primarily to corporations, government entities, educational institutions, resellers and distributors both domestically and internationally. In the consolidated statements of operations, we categorize revenue as software licenses, maintenance and subscriptions, and services. During the third quarter of fiscal 2007, we began reporting our services revenue and related cost of revenue in separate lines on the consolidated statements of operations. All prior periods have been reclassified to conform to the current year’s presentation. Software licenses revenue includes sales of proprietary licenses, upgrade licenses and certain royalties. Maintenance and subscriptions revenue includes Linux subscriptions, upgrade protection contracts and engineering-related revenue. Services revenue includes technical support, training and professional services.

	Fiscal Year Ended October 31,			2007 vs	2006 vs
	2007	2006	2005	2006	2005
	(In thousands)			(Percentage change)

Software licenses	$175,877	$173,678	$213,803	1%	(19)%
Maintenance and subscriptions	494,675	479,283	489,266	3%	(2)%
Services	261,947	266,370	283,080	(2)%	(6)%

Total net revenue	$932,499	$919,331	$986,149	1%	(7)%

Revenue in our software licenses category increased in fiscal 2007 compared to fiscal 2006 primarily due to increased license revenue from our identity and security management products and increased license revenue from our systems and resource management products as a result of the acquisition of Senforce. These increases were offset somewhat by an anticipated decrease in combined NetWare/OES license revenue.

Software license revenue decreased in fiscal 2006 compared to fiscal 2005 primarily due to the impact of a large sale in the EMEA region in fiscal 2005, which added $21.5 million to license revenue in fiscal 2005, and a $28.5 million expected decline in license sales of NetWare/OES and other workgroup products. These decreases were offset somewhat by a $9.0 million increase in license sales of our identity and access management products.

Maintenance and subscriptions revenue increased in fiscal 2007 compared to fiscal 2006 primarily due to increased revenue from our Linux platform products, which increased $31.3 million or 69%.

Maintenance and subscriptions revenue decreased during fiscal 2006 compared to fiscal 2005 primarily due to a $25.7 million decrease in NetWare/OES combined maintenance revenue, offset somewhat by increased maintenance revenue from our systems and resource management and identity and security management products of $18.8 million and increased subscriptions for our Linux open platform solutions of $9.5 million. The change in the mix of our revenue towards more maintenance and subscription contracts has somewhat increased revenue in the maintenance and subscriptions category compared to the software licenses category during fiscal 2006.

Services revenue decreased in fiscal 2007 compared to fiscal 2006 primarily due to decreased professional services revenue related to our identity and security management and workgroup products. Services revenue decreased in fiscal 2006 compared to fiscal 2005 primarily due to a $21.9 million decrease in professional services and other services revenue that was expected as a result of the restructuring actions taken in the fourth quarter of fiscal 2005.

Foreign exchange rate fluctuations favorably impacted revenue by $15.2 million in fiscal 2007 compared to fiscal 2006.

We also analyze revenue by reporting segment. These reporting segments are:

•	Open platform solutions

•	Identity and security management

•	Systems and resource management

•	Workgroup

•	Business consulting

Net revenue in the open platform solutions segment was as follows:

	Fiscal Year Ended October 31,			2007 vs	2006 vs
	2007	2006	2005	2006	2005
		(In thousands)		(Percentage change)

Software licenses	$197	$605	$268	(67)%	126%
Maintenance and subscriptions	83,454	52,837	53,330	58%	(1)%
Services	36,212	20,019	15,120	81%	32%

Total net revenue	$119,863	$73,461	$68,718	63%	7%

Revenue from our open platform solutions segment increased in fiscal 2007 compared to fiscal 2006 primarily due to increased Linux platform products revenue, which increased approximately 69% due to the impact of the Microsoft transaction. In addition, open platform-related services revenue increased approximately 81% in fiscal 2007 compared to fiscal 2006. Software licenses within the open platform solutions segment decreased as most of the revenue in this category is sold under subscriptions and upgrade protection contracts, which we classify as maintenance and subscriptions. Because much of the revenue we invoice is deferred and recognized over time, we consider invoicing, or bookings, to be a key indicator of current sales performance and future revenue performance. For Linux platform products, invoicing increased 200% in fiscal 2007 compared to fiscal 2006, including the impact of the Microsoft agreement.

Revenue from our open platform solutions segment increased in fiscal 2006 compared to fiscal 2005 primarily due to increased services-related revenue.

Net revenue in the identity and security management segment was as follows:

	Fiscal Year Ended October 31,			2007 vs	2006 vs
	2007	2006	2005	2006	2005
		(In thousands)		(Percentage change)

Software licenses	$50,419	$46,190	$39,364	9%	17%
Maintenance and subscriptions	66,133	69,506	56,595	(5)%	23%
Services	88,189	94,242	105,345	(6)%	(11)%

Total net revenue	$204,741	$209,938	$201,304	(2)%	4%

Revenue from our identity and security management segment decreased in fiscal 2007 compared to fiscal 2006 primarily due to decreased revenue from identity and security-related services, such as professional services. Invoicing in the identity and security management products increased 11% in fiscal 2007 compared to fiscal 2006.

Revenue from our identity and security management segment increased in fiscal 2006 compared to fiscal 2005 primarily due to strong sales growth in our identity and access management products, which increased by 30% in fiscal 2006 compared to fiscal 2005.

Net revenue in the systems and resource management segment was as follows:

	Fiscal Year Ended October 31,			2007 vs	2006 vs
	2007	2006	2005	2006	2005
	(In thousands)			(Percentage change)

Software licenses	$35,196	$30,839	$46,539	14%	(34)%
Maintenance and subscriptions	100,034	103,740	97,819	(4)%	6%
Services	40,370	39,604	37,790	2%	5%

Total net revenue	$175,600	$174,183	$182,148	1%	(4)%

Revenue from our systems and resource management segment increased in fiscal 2007 compared to fiscal 2006 primarily due to revenue from the acquisition of Senforce in fiscal 2007. Invoicing increased 3% in fiscal 2007 compared to fiscal 2006.

Revenue from our systems and resource management segment decreased in fiscal 2006 compared to fiscal 2005 primarily due to $13.4 million of revenue recognized from a large transaction in EMEA during the fourth quarter of fiscal 2005.

Net revenue in the workgroup segment was as follows:

	Fiscal Year Ended October 31,			2007 vs	2006 vs
	2007	2006	2005	2006	2005
	(In thousands)			(Percentage change)

Software licenses	$90,065	$96,044	$127,632	(6)%	(25)%
Maintenance and subscriptions	245,054	253,200	281,522	(3)%	(10)%
Services	97,176	108,289	113,174	(10)%	(4)%

Total net revenue	$432,295	$457,533	$522,328	(6)%	(12)%

Revenue from our workgroup segment decreased in fiscal 2007 compared to fiscal 2006 primarily due to a decrease in combined NetWare/OES revenue of 12% and decreased revenue from professional services. The decreases in the combined NetWare/OES revenue were less than our expectation of a 15%-20% revenue decline year-over-year due in part to revenue from our Novell Open Workgroup Suite offering. Invoicing for the workgroup products decreased by 7% in fiscal 2007 compared to fiscal 2006, excluding the impact of the Microsoft agreement.

Revenue from our workgroup segment decreased in fiscal 2006 compared to fiscal 2005 primarily due to a decrease in our combined NetWare/OES revenue and declines in our installed base, offset somewhat by the release of OES in the middle of the second quarter of fiscal 2005. Combined NetWare/OES revenue decreased $49.4 million or 18% in fiscal 2006 compared to fiscal 2005, which was in line with our expectations.

Business consulting segment

Revenue from business consulting was $4.2 million in fiscal 2006 and $11.7 million in fiscal 2005. Business consulting in fiscal 2006 and 2005 was comprised of our Japan consulting group, which was divested during fiscal 2006. As noted above, results of operations for CTP Switzerland and Salmon (previous components of business consulting) are classified as discontinued operations in our statements of operations.

Deferred revenue

We have total deferred revenue of $767.7 million at October 31, 2007 compared to $427.0 million at October 31, 2006. Deferred revenue represents revenue that is expected to be recognized in future periods under maintenance contracts and subscriptions that are recognized ratably over the related service periods, typically one to three years. The increase in total deferred revenue of $340.7 million is primarily attributable to deferred revenue from the Microsoft agreements of approximately $307.8 million.

Gross profit

	Fiscal Year Ended October 31,			2007 vs	2006 vs
	2007	2006	2005	2006	2005
	($ in thousands)			(Percentage change)

Software licenses gross profit	$156,399	$155,517	$192,203	1%	(19)%
percentage of related revenue	89%	90%	90%
Maintenance and subscriptions gross profit	$446,403	$429,603	$440,233	4%	(2)%
percentage of related revenue	90%	90%	90%
Services gross profit	$69,443	$53,199	$46,473	31%	14%
percentage of related revenue	27%	20%	16%
Total gross profit	$672,245	$638,319	$678,909	5%	(6)%
percentage of revenue	72%	69%	69%

Gross profit from software licenses and maintenance and subscriptions as a percentage of related revenue in fiscal 2007 remained relatively flat compared to fiscal 2006. Gross profit from services as a percentage of related revenue in fiscal 2007 increased compared to fiscal 2006 primarily due to improved professional services margins.

Gross profit from software licenses as a percentage of related revenue remained flat from fiscal 2005 through fiscal 2006. Gross profit from maintenance and subscriptions as a percentage of related revenue remained relatively flat from fiscal 2005 to fiscal 2006. Gross profit from services as a percentage of related revenue increased in fiscal 2006 compared to fiscal 2005 primarily due to professional services headcount reductions that took place in fiscal 2005, offset somewhat by additional stock-based compensation expense from the adoption of SFAS No. 123(R).

Gross profit by reporting segment was as follows:

	Fiscal Year Ended October 31,			2007 vs	2006 vs
	2007	2006	2005	2006	2005
	($ in thousands)			(Percentage change)

Open platform solutions	$79,779	$41,237	$38,953	93%	6%
percentage of related revenue	67%	56%	57%
Identity and security management	$98,459	$91,513	$73,305	8%	25%
percentage of related revenue	48%	44%	36%
Systems and resource management	$141,386	$141,407	$149,133	—%	(5)%
percentage of related revenue	81%	81%	82%
Workgroup	$357,046	$366,507	$415,092	(3)%	(12)%
percentage of related revenue	83%	80%	79%
Business consulting	$—	$1,751	$2,432	—%	(28)%
percentage of related revenue	—%	42%	21%
Stock-based compensation expense	$(4,425)	$(4,096)	$(6)	8%	—%
percentage of related revenue	—%	—%	—%
Total gross profit	$672,245	$638,319	$678,909	5%	(6)%
percentage of revenue	72%	69%	69%

The changes in gross profit in each of our segments as a percentage of related revenue in fiscal 2007 compared to fiscal 2006 can be characterized as follows:

•	Open platform solutions — increased primarily due to higher related revenue and the related economies of scale, due in part to the impact of the Microsoft transaction.

•	Identity and security management — increased primarily due to improved profitability from related professional services engagements and lower royalty costs.

•	Systems and resource management — remained flat.

•	Workgroup — increased due primarily to lower professional services costs.

•	Business consulting — eliminated with the sale of our Japan consulting group in fiscal 2006. As noted above, results of operations for CTP Switzerland and Salmon (previous components of business consulting) are classified as discontinued operations in our statements of operations.

The changes in gross profit in each of our segments as a percentage of related revenue in fiscal 2006 compared to fiscal 2005 can be characterized as follows:

•	Open platform solutions — remained relatively flat.

•	Identity and security management — increased primarily due to improved profitability from related professional services engagements and lower royalty costs.

•	Systems and resource management — decreased due to higher royalty costs.

•	Workgroup — remained relatively flat.

•	Business consulting — decreased due to the sale of our Japan consulting group in fiscal 2006. As noted above, results of operations for CTP Switzerland and Salmon (previous components of business consulting) are classified as discontinued operations in our statements of operations.

Operating expenses

	Fiscal Year Ended October 31,			2007 vs	2006 vs
	2007	2006	2005	2006	2005
	($ in thousands)			(Percentage change)

Sales and marketing	$346,777	$353,750	$355,527	(2)%	—%
as a percent of net revenue	37%	38%	36%
Product development	$208,370	$180,380	$199,971	16%	(10)%
as a percent of net revenue	22%	20%	20%
General and administrative	$127,118	$126,924	$90,405	—%	40%
as a percent of net revenue	14%	14%	9%
Restructuring expenses	$43,097	$4,405	$56,543	—%	(92)%
as a percent of net revenue	5%	—%	6%
Purchased in-process research and development	$—	$2,110	$480	—%	340%
as a percent of net revenue	—%	—%	—%
Gain on sale of property, plant & equipment, net	$—	$(5,968)	$(1,589)	—%	276%
as a percent of net revenue	—%	(1)%	—%
Gain on settlement of potential litigation	$—	$—	$(447,560)	—%	—%
as a percent of net revenue	—%	—%	45%
Impairment of intangible assets	$3,851	$1,230	$1,521	213%	(19)%
as a percent of net revenue	—%	—%	—%
(Gain) loss on sale of Japan consulting group	$(1,200)	$8,273	$—	(115)%	—%
as a percent of net revenue	—%	1%	—%
Executive termination benefits	$—	$9,409	$—	—%	—%
as a percent of net revenue	—%	1%	—%
Total operating expenses	$728,013	$680,513	$255,298	7%	167%
as a percent of net revenue	78%	74%	26%

Sales and marketing expenses decreased in fiscal 2007 compared to fiscal 2006 primarily due to tighter expense control and a $1.8 million decrease in stock-based compensation expense resulting from lower levels of executive awards. Sales and marketing headcount was approximately 132 employees, or 12%, lower at the end of fiscal 2007 compared to the end of fiscal 2006.

Sales and marketing expenses remained relatively flat in fiscal 2006 compared to fiscal 2005. Increased expense from the adoption of SFAS No. 123(R), which totaled approximately $11.5 million in fiscal 2006, and additional sales expense related to the acquisition of e-Security in the second quarter of fiscal 2006 were offset by savings from the fiscal 2005 headcount reductions and decreased spending on marketing-related activities. Sales and marketing headcount was approximately 78 employees, or 7%, lower at the end of fiscal 2006 compared to the end of fiscal 2005.

Product development expenses increased in fiscal 2007 compared to fiscal 2006 primarily due to planned incremental spending related to our strategic initiative to reduce future costs and optimize our product development efforts, an increase in stock-based compensation costs of $1.7 million and due to acquisitions during fiscal 2007. Product development expenses increased in fiscal 2007 in each of our reporting segments. Product development expenses were reduced late in the fourth quarter of fiscal 2007 and are expected to be lower in fiscal 2008 compared to fiscal 2007. Product development headcount increased by approximately 7 employees, or less than 1%, at the end of fiscal 2007 compared to the end of fiscal 2006.

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

General and administrative expenses increased in fiscal 2007 compared to fiscal 2006 due primarily to higher legal fees, additional costs in the current year related to our review of our historical stock-based compensation practices, which was completed in May 2007 totaling $11.8 million, and foreign exchange. These increases were offset somewhat by a decrease of $0.9 million in expense related to stock-based compensation during fiscal 2007. General and administrative headcount was lower by approximately 47 employees, or 7%, at the end of fiscal 2007 compared to the end of fiscal 2006.

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

Purchased in-process research and development (“IPR&D”) relates to technology that was not technologically feasible at the date of the acquisition, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, and was not ready for initial customer testing. IPR&D was valued based on discounting forecasted cash flows that will be generated directly from the related products. The IPR&D does not have any alternative future use and did not otherwise qualify for capitalization. As a result, the amount was expensed. IPR&D in fiscal 2006 related to the acquisition of e-Security in the second quarter of fiscal 2006. Purchased IPR&D in fiscal 2005 related to technology purchased in the acquisitions of Immunix and Ximian.

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

The fiscal 2007 gain on sale of Japan consulting group relates to the contingent earn-out, discussed in the Divestitures section, above. The fiscal 2006 loss on sale of Japan consulting group relates to the excess of the carrying value of the JCG over its fair value at the time we entered into an agreement to sell the JCG.

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

The impairments in fiscal 2007 related to developed technology, customer relationship and trade name intangible assets acquired as a part of the e-Security acquisition. In the third quarter of fiscal 2007, we determined that e-Security’s financial performance declined significantly and that its estimated future undiscounted direct cash flows would not be sufficient to cover the carrying value of its intangible assets. We used discounted cash flow models to estimate the value of e-Security’s intangible assets and determined that $2.5 million, $1.3 million and $0.1 million of e-Security’s developed technology, customer relationship and trade name intangible assets, respectively, had become impaired. The entire $3.9 million impairment charge related to the identity and security management operating segment.

The impairments of $1.2 million in fiscal 2006 related to our Ximian trademark/trade name intangible assets that ceased being utilized in the fourth quarter of fiscal 2006 and no longer had any value. During fiscal 2005, we also determined that $0.7 million of our trademarks and trade names were impaired as they were no longer being utilized and no longer had any value, and we also determined that certain internal use software intangible assets with a net book value of $0.8 million were fully impaired. The fair value of the software was determined based on the fact that this software, as well as a similar product from a competitor, are now both available for free to the general public and the related technology is not proprietary to either us or the competitor.

Restructuring Expenses

Fiscal 2007

During fiscal 2007, we recorded net restructuring expenses of $43.1 million, of which $43.3 million related to restructuring activities recognized during fiscal 2007 and $0.2 million related to net releases of previously recorded restructuring liabilities. The fiscal 2007 restructuring action is a continuation of the restructuring plan that we began implementing during the fourth quarter of fiscal 2006 and continued throughout fiscal 2007. This restructuring plan relates to efforts to restructure our business to improve profitability. These efforts center around three main initiatives: (1) improving sales model and sales staff specialization; (2) integrating our product development approach and balancing between on and offshore development locations; and (3) improving administrative and support functions. Specific actions taken during fiscal 2007 included reducing our workforce by 619 employees in sales, professional services, general and administrative, operations, product development, marketing, and technical support. These reductions occurred in most geographic locations and levels of the organization. Total restructuring expenses by operating segment were as follows: $28.6 million in corporate operating costs not allocated to our operating segments, $5.5 million in identity and security management, $5.4 million in workgroup, $2.2 million in systems and resource management, and $1.6 million in open platform solutions.

The following table summarizes the activity during fiscal 2007 related to this restructuring:

			Other
	Severance and	Excess	Restructuring-
	Benefits	Facilities	Related Costs	Total
	(In thousands)

Original reserve	$38,796	$4,238	$289	$43,323
Cash payments	(17,383)	(1,988)	(273)	(19,644)
Non-cash adjustments	(103)	(149)	(2)	(254)

Balance at October 31, 2007	$21,310	$2,101	$14	$23,425

The remaining unpaid balance as of October 31, 2007 is for severance, which will be paid over the next twelve months, and lease costs for redundant facilities which will be paid over the respective contractual period.

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

The fiscal 2006 restructuring expenses related to efforts to restructure our business to improve profitability, as discussed above. Specific actions taken during fiscal 2006 included reducing our workforce by 24 employees, exiting a facility and liquidating two legal entities.

The following table summarizes the activity during fiscal 2006 related to this restructuring:

			Other
	Severance and	Excess	Restructuring-
	Benefits	Facilities	Related Costs	Total
	(In thousands)

Original reserve	$3,420	$606	$163	$4,189
Cash payments	(323)	(591)	(35)	(949)

Balance at October 31, 2006	3,097	15	128	3,240
Cash payments	(2,811)	(15)	(88)	(2,914)
Non-cash adjustments	(286)	—	—	(286)

Balance at October 31, 2007	$—	$—	$40	$40

As of October 31, 2007, the remaining unpaid balance is for various fees related to the liquidation of two legal entities, which will be paid out when the liquidations are completed.

Fiscal 2005

During fiscal 2005, we recorded net restructuring expenses of $57.7 million, of which $53.6 million related to restructuring activity recognized during fiscal 2005 and $5.3 million related to adjustments to previously recorded merger liabilities to adjust lease accruals, less a net release of $1.2 million related to an adjustment of prior period restructuring liabilities. The adjustments to the merger liabilities have been recorded in the statement of operations since the changes have occurred outside the relevant purchase price allocation period. These restructuring expenses related to our continuing efforts to restructure our business to improve profitability and to focus on Linux and identity-driven computing. Specific actions taken included reducing our workforce by 817 employees.

The following table summarizes the activity related to this restructuring:

			Other
	Severance and	Excess	Restructuring-
	Benefits	Facilities	Related Costs	Total
	(In thousands)

Original reserve	$45,763	$7,364	$477	$53,604
Cash payments	(17,271)	(913)	(218)	(18,402)

Balance at October 31, 2005	28,492	6,451	259	35,202
Cash payments	(25,438)	(4,022)	(202)	(29,662)
Non-cash adjustments	(1,721)	1,437	—	(284)

Balance at October 31, 2006	1,333	3,866	57	5,256
Cash payments	(479)	(353)	24	(808)
Non-cash adjustments	380	(106)	14	288

Balance at October 31, 2007	$1,234	$3,407	$95	$4,736

As of October 31, 2007, the remaining unpaid balances include accrued liabilities related to severance benefits which will be paid out once the related litigation has been resolved, and lease costs for redundant facilities which will be paid over the respective remaining contract terms.

Income from operations

Foreign exchange rate fluctuations unfavorably impacted loss from operations by approximately $4.7 million in fiscal 2007 compared to the same period in fiscal 2006. Foreign exchange rate fluctuations unfavorably impacted loss from operations by approximately $2.2 million in fiscal 2006 compared to the same period in fiscal 2005.

Other income (expense), net

	Fiscal Year Ended October 31,			2007 vs	2006 vs
	2007	2006	2005	2006	2005
	($ in thousands)			(Percentage change)

Impairment of investments	$—	$(1,480)	$(3,387)	—%	(56)%
as a percent of net revenue	—%	—%	—%
Investment income	$86,531	$60,899	$45,850	42%	33%
as a percent of net revenue	9%	7%	5%
Gain on sale of venture capital funds	$3,591	$17,953	$—	(80)%	—%
as a percent of net revenue	—%	2%	—%
Interest expense and other, net	$(25,939)	$(7,998)	$(8,651)	(224)%	(8)%
as a percent of net revenue	(3)%	(1)%	(1)%
Total other income, net	$64,183	$69,374	$33,812	(7)%	105%
as a percent of net revenue	7%	8%	3%

Investment income includes income from short-term investments. Investment income for fiscal 2007 increased compared to fiscal 2006 due to higher interest rates and increased cash balances primarily due to $355.6 million of cash received from the Microsoft agreements.

Investment income from short-term and long-term investments increased in fiscal 2006 compared to fiscal 2005 due to higher interest rates, offset somewhat by lower cash balances.

During the fourth quarter of fiscal 2006, we sold all of our rights, titles, interests and obligations for 22 of our 23 venture capital funds, which were classified in long-term investments in the consolidated balance sheet, for total proceeds of $71.3 million. The sale of one-half of one fund closed in fiscal 2006, and the sale of the remaining one-

half of that fund closed at the beginning of fiscal 2007, resulting in an additional gain in fiscal 2007 of $3.6 million on proceeds of $5.0 million.

Interest expense and other, net for fiscal 2007 increased compared to fiscal 2006 due primarily to additional interest expense on our Debentures. Due to the voluntary review of our historical stock-based compensation practices that was announced in August 2006 and not completed until May 2007, we did not file our third quarter fiscal 2006 Form 10-Q, fiscal 2006 Form 10-K, and first quarter fiscal 2007 Form 10-Q in a timely manner. In September 2006, we received a letter from Wells Fargo Bank, N.A., the trustee of our Debentures, which asserted that we were in default under the indenture because of the delay in filing our Form 10-Q for the period ended July 31, 2006. The letter stated that the asserted default would not become an “event of default” under the indenture if we cured the default within 60 days after the date of the notice. We believe that this above-mentioned notice of default was invalid and without merit because the indenture only requires us to provide the trustee copies of SEC reports within 15 days after such filings are actually made. However, in order to avoid the expense and uncertainties of further disputing whether a default under the indenture had occurred, we solicited consents from the holders of the Debentures to proposed amendments to the indenture that would give us until Thursday, May 31, 2007 to become current in our SEC reporting obligations and a waiver of rights to pursue remedies available under the indenture with respect to any default caused by our not filing SEC reports timely. On November 9, 2006, we received consents from the holders of the Debentures, and therefore we and the trustee entered into a first supplemental indenture implementing the proposed amendments described in the consent solicitation statements. Under the terms of the consent solicitation and first supplemental indenture, we are paying an additional 7.3% per annum, or $44.0 million, in special interest on the Debentures from November 9, 2006 to, but excluding November 9, 2007. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), since the change in the terms of the Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification of debt and not an extinguishment of debt, and therefore the additional $44.0 million of special interest payments is expensed over the period from November 9, 2006 through July 15, 2009, the date the Debentures are first callable by either party. During the period of November 9, 2006 through July 15, 2009, the new effective interest rate on this debt, including the $44.0 million, is 3.2%. The $44.0 million are paid as special interest payments over three periods; the first payment of $8.1 million occurred in January 2007. The next payment of $22.0 million occurred in July 2007 and the final payment of $13.9 million will occur in January 2008. During fiscal 2007, we incurred interest expense of $19.0 million, related to the Debentures and made cash payments for interest of $33.1 million. In addition, we expensed approximately $1.5 million in fees paid to Citigroup for work performed on the consent process. On May 25, 2007, we filed our delinquent reports bringing us current with our SEC reporting obligations.

Interest expense and other, net decreased slightly in fiscal 2006 compared to fiscal 2005 due primarily to lower foreign currency transaction losses.

Income tax expense on income from continuing operations

	Fiscal Year Ended October 31,			2007 vs	2006 vs
	2007	2006	2005	2006	2005
	($ in thousands)			(Percentage change)

Income tax expense	$34,691	$22,642	$86,612	53%	(74)%
Effective tax rate	412%	83%	19%

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. In addition to the income taxes provided for continuing operations noted above, we received an income tax benefit from discontinued operations of less than $0.1 million in fiscal 2007 and provided for an income tax expense from discontinued operations of $1.6 million, and $2.8 million in fiscal 2006, and 2005, respectively.

Due to the utilization of a significant amount of our net operating loss carryforwards during fiscal 2005, substantially all of the tax benefit received from the use of our remaining net operating loss carryforwards to offset U.S. taxable income in 2007 and 2006 was credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefit associated with stock-based compensation is also credited to additional paid-in capital. In connection with our adoption of SFAS No. 123(R), we elected to follow the tax ordering rules to determine the sequence in which deductions and net operating loss carryforwards are utilized. Accordingly, during fiscal 2007, a tax benefit relating to stock options of $13.1 million was credited to additional paid-in capital and a benefit of $4.9 million was credited to goodwill. During fiscal 2006, a tax benefit relating to stock options of $15.3 million was credited to additional paid-in capital and a benefit of $6.6 million was credited to goodwill.

The effective tax rates for fiscal 2007 and fiscal 2006 differ from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, non-deductible expenses, and differences between the book and tax treatment of certain items of income. Additionally, the benefit of the use of previously reserved U.S. net operating losses was credited to goodwill or additional paid-in capital. The effective tax rate on income from continuing operations for fiscal 2007 was 412% compared to the effective tax rate of 83% for fiscal 2006. The effective tax rate for fiscal 2007 was higher than the effective tax rate for fiscal 2006 primarily because we had near break-even earnings from operations, yet we had income tax expense associated with the use of previously reserved U.S. net operating loss carryovers. The benefit of the use of these U.S. net operating loss carryovers was credited to goodwill or additional paid-in capital. The effective tax rate on income from continuing operations for fiscal 2006 was 83% compared to the effective tax rate of 19% for fiscal 2005. The effective tax rate for fiscal 2006 is higher than the effective tax rate for fiscal 2005 primarily because the fiscal 2005 rate reflected a benefit recorded to income tax expense from the use of a significant amount of our net operating loss carryforwards.

In accordance with applicable accounting standards, we regularly assess our ability to realize our deferred tax assets. Assessments of the realization of deferred tax assets require that management consider all available evidence, both positive and negative, and make significant judgments about many factors, including the amount and likelihood of future taxable income. Based on all the available evidence, we continue to believe that it is more likely than not that our remaining U.S. net deferred tax assets, and certain foreign deferred tax assets, are not currently realizable. As a result, we continue to provide a full valuation allowance on our U.S. net deferred tax assets and certain foreign deferred tax assets. The valuation allowance on deferred tax assets increased by $16.4 million in fiscal 2007 primarily due to stock-based compensation and other originating assets, new acquisitions and changes in our deferred tax liabilities. The valuation allowance was reduced by approximately $18 million as a result of a favorable interpretation of tax law in a foreign jurisdiction that made it more likely than not that the use of tax net operating losses would be sustained. This benefit was credited to goodwill.

As of October 31, 2007, we had unrestricted U.S. net operating loss carryforwards for federal tax purposes of approximately $39.9 million. Substantially all of the benefit of the use of these loss carryforwards will be recorded as a credit to additional paid-in capital. If not utilized, these carryforwards will expire in fiscal years 2023 through 2025. Additionally, we had $231.0 million in net operating loss carryforwards from acquired companies that will expire in years 2018 through 2026. These loss carryforwards from acquired companies can be utilized to offset future taxable income, but are subject to certain annual limitations. The benefit of the use of these loss carryforwards will be recorded to first reduce goodwill relating to the acquisition, second to reduce other non-current intangible assets relating to the acquisition, and third to reduce income tax expense. In addition, we have approximately $181.0 million of foreign loss carryforwards, of which $0.9 million, $4.0 million, and $9.2 million are subject to expiration in years 2008, 2009, and 2010-2014 respectively. The remaining losses do not expire. We have $111.2 million in capital loss carryforwards, which, if not utilized, will expire in fiscal years 2008 through 2011. We have foreign tax credit carryforwards of $43.4 million that expire between 2009 and 2017, general business credit carryforwards of $104.9 million that expire between 2010 and 2027, and alternative minimum tax credit carryforwards of $11.2 million that do not expire. We also have various state net operating loss and credit carryforwards that expire in accordance with the respective state statutes.

As of October 31, 2007, deferred tax assets of approximately $35.6 million pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. If realized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders’ equity. Additionally, deferred tax assets of $95.4 million relate to acquired entities. These acquired deferred tax assets are subject to limitation under the change of ownership rules of the Internal Revenue Code and have a full valuation allowance. Approximately $72.6 million of future tax benefit relating to these deferred tax assets will be recorded to first reduce goodwill relating to the acquisition, second to reduce other non-current intangible assets relating to the acquisition, and third to reduce income tax expense.

We have permanently reinvested the earnings of several of our foreign subsidiaries. Accordingly, we have not provided deferred income taxes on the excess of the book basis over the tax outside basis in the stock of these foreign subsidiaries.

During fiscal 2006, we received a one-time tax benefit of $4.2 million from the Internal Revenue Service relating to net operating loss carrybacks made possible under the “Job Creation and Worker Assistance Act of 2002.” We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated. During fiscal 2007, we reduced our tax contingency reserves by a net $8.7 million, primarily due to the fact that we closed tax audits with several non-U.S. foreign tax authorities relating to certain prior tax periods. A portion of the reduction in SFAS No. 5 contingency reserves required cash payments to foreign jurisdictions. We reduced our tax reserves by approximately $7 million due to a favorable interpretation of a tax law in a foreign jurisdiction that made it probable that a tax position would be sustained. The benefit related to the favorable interpretation of tax law was credited to goodwill. The amount reflected in the consolidated balance sheet at October 31, 2007 is considered adequate based on our assessment of many factors including: results of tax audits, past experience and interpretations of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors.

Dividends on Series B Preferred Stock

On March 23, 2004, we entered into a definitive agreement with IBM providing for an investment of $50.0 million by IBM in Novell. The primary terms of the investment, which were negotiated in November 2003, entailed the purchase by IBM of 1,000 shares of our Series B Preferred Stock that are convertible into 8 million shares of our common stock at a price of $6.25 per common share. The shares are entitled to a dividend of 2% per annum, payable quarterly in cash. Dividend expense was $0.2 million and $0.5 million in fiscal 2006 and fiscal 2005, respectively.

On June 17, 2004, 500 shares of Series B Preferred Stock, with a carrying value of $25.0 million, were converted into 4.0 million shares of our common stock. On September 21, 2005, 313 shares of Series B Preferred Stock, with a carrying value of $15.7 million, were converted into 2.5 million shares of our common stock. In November 2006, IBM converted all of the remaining outstanding shares of Series B Preferred Stock into 1.5 million shares of common stock.

Net income (loss) components

	Fiscal Year Ended October 31,
	2007	2006	2005
	(In thousands)

Income (loss) from continuing operations	$(26,276)	$4,538	$370,811
Discontinued operations, net of tax	(18,184)	15,015	5,911
Cumulative effect of a change in accounting principle	—	(897)	—
Net income (loss)	$(44,460)	$18,656	$376,722

Expense from the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006 decreased income from continuing operations by approximately $34.3 million and $35.3 million during fiscal 2007 and 2006, respectively.

Discontinued operations relates to the sales of CTP Switzerland, Salmon and Celerant consulting, discussed in the Divestitures section, above.

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

Forward-looking information

We expect to generate revenue of $920 to $945 million in fiscal 2008 compared to revenue of $932 million in fiscal 2007.

Liquidity and Capital Resources

	October 31,	October 31,	Percentage
	2007	2006	Change
	($ in thousands)

Cash, cash equivalents, and short-term investments	$1,857,637	$1,466,287	27%
Percentage of total assets	65%	60%

An overview of the significant cash flow activities are explained below:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(In thousands)

Net cash provided by operating activities	$420,582	$99,038	$500,414
Issuance of common stock, net	$18,392	$40,131	$22,108
Repurchases of common stock, 2006 retired, 2004 held in treasury	$—	$(400,000)	$—
Purchases of property, plant and equipment	$(25,235)	$(26,668)	$(30,781)
Proceeds from the sale of property, plant and equipment	$—	$24,992	$10,421
Proceeds from sale of venture capital funds	$4,964	$71,298	$—
Proceeds from repayment of note receivable	$—	$9,092	$—
Proceeds from the sale of Celerant and the Japan consulting group, net of cash divested	$3,949	$39,372	$—
Proceeds from sales of and distributions from long-term investments	$2,917	$10,972	$—
Net cash paid for acquisitions	$(29,704)	$(71,550)	$(33,829)
Purchase of intangible assets	$(1,175)	$(1,159)	$(15,500)
Cash paid for equity share of OIN	$—	$(4,225)	$—
Restricted cash for acquisition of India joint venture	$—	$—	$(7,500)

Net cash provided by operating activities in fiscal 2007 included the receipt of $355.6 million in cash in connection with the November 2006 Microsoft agreements. Net cash provided by operating activities in fiscal 2005 included the receipt of $447.6 million in cash, net of legal fees, in connection with the November 2004 Microsoft settlement.

As of October 31, 2007, we had cash, cash equivalents and other short-term investments of $455.1 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, which are subject to market risk. Approximately $7.9 million of our short-term investments are designated to fund deferred compensation payments, which are paid out as requested by the plan participants. Our short-term investment portfolio includes gross unrealized gains and losses of $4.0 million and $0.7 million, respectively, as of October 31, 2007. We monitor our investments and record losses when a decline in the investment’s market value is determined to be other than temporary.

Included within our investment portfolio are AAA/AA rated investments in auction-rate securities. During fiscal 2007, auctions for $37.3 million of our investments in auction-rate securities failed. The failure resulted in the interest rate on these investments resetting at the maximum rate allowed per security (LIBOR + 100, 125, or 150 bps) on the regular auction date every 28 days. While we now earn premium interest rates on the investments, until the auctions are successful the investments are not liquid. In the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. During the fourth quarter of fiscal 2007, we also recorded an unrealized loss on these securities of $2.5 million, with the offset recorded to other comprehensive income in our consolidated balance sheet. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to further adjust the carrying value of these investments and realize an impairment charge for an other than temporary decline in the fair values. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate that the lack of liquidity on these investments will affect our ability to operate our business as usual.

According to the terms of the Open Invention Network, LLC (“OIN”) agreement, under which we have a $20.0 million or 17% interest in OIN, we could be required to make future cash contributions which we would fund with cash from operations and cash on hand.

As of October 31, 2007, we have various operating leases related to our facilities. These leases have minimum annual lease commitments of $27.7 million in fiscal 2008, $21.1 million in fiscal 2009, $14.8 million in fiscal 2010, $12.2 million in fiscal 2011, $10.8 million in fiscal 2012, and $38.4 million thereafter. Furthermore, we have $30.5 million of minimum rentals to be received in the future from subleases.

On July 2, 2004, we issued and sold $600.0 million aggregate principal amount of our Debentures due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year until maturity, commencing January 15, 2005. As previously disclosed, we solicited consents from the holders of the Debentures to proposed amendments to the indenture that would give us until Thursday, May 31, 2007 to become current in our SEC reporting obligations and a waiver of rights to pursue remedies available under the indenture with respect to any default caused by our not filing SEC reports timely. On November 9, 2006, we received consents from the holders of the Debentures, and therefore we and the trustee of the Debentures entered into a first supplemental indenture implementing the proposed amendments described in the consent solicitation statements. Under the terms of the consent solicitation, we are paying an additional 7.3% per annum, or approximately $44.0 million, in special interest on the Debentures from November 9, 2006 to, but excluding, November 9, 2007. The $44.0 million is being paid as special interest payments over three periods; the first payment of $8.1 million occurred in January 2007. The next payment of $22.0 million occurred in July 2007 and the final payment of $13.9 million will occur in January 2008. During fiscal 2007, we incurred interest expense of $19.0 million, related to the Debentures and made cash payments for interest of $33.1 million during the same period. In addition, we paid approximately $1.5 million in fees to Citigroup for work performed on the consent process. On May 25, 2007, we filed our delinquent reports bringing us current with our SEC reporting obligations.

Contractual Obligations as of October 31, 2007

	Payments Due by Period
		Less Than			More Than
		1 Year	1-3 Years	3-5 Years	5 Years
	Total	(2008)	(2009-2010)	(2011-2012)	(Beyond 2012)
	(In millions)

Debentures	$600.0	$—	$—	$—	$600.0
Interest on Debentures(a)	64.0	16.9	6.0	6.0	35.1
Purchase obligations(b)	0.6	0.4	0.2	—	—
Operating lease obligations	125.0	27.7	35.9	23.0	38.4
Letters of credit	14.7	14.7	—	—	—

Total	$804.3	$59.7	$42.1	$29.0	$673.5

(a)	Interest on the Debentures assumes no conversions.

(b)	Purchase obligations represent future contracted payments under normal take or pay arrangements entered into as a part of the normal course of business that are not recorded as liabilities at October 31, 2007.

Our principal source of liquidity continues to be cash from operations, cash on hand, and short-term investments. At October 31, 2007, our principal unused sources of liquidity consisted of cash and cash equivalents of $1.1 billion and short-term investments in the amount of $777.8 million. During fiscal 2007, we generated $420.6 million of cash flow from operations. Our liquidity needs for the next twelve months are principally for financing of interest payments on the Debentures, fixed assets, payments under our restructuring plans, and product development, and to maintain flexibility in a dynamic and competitive operating environment, including pursuing potential acquisition and investment opportunities. Our liquidity needs beyond the next twelve months include those mentioned previously in addition to the possible redemption of our Debentures.

We anticipate being able to fund our current operations, potential future acquisitions, any further integration, restructuring or additional merger-related costs, and planned capital expenditures for the next twelve months with existing cash and short-term investments together with cash generated from operations and investment income. We believe that borrowings under our credit facilities or offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and are dependent on market conditions at such time. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. We also anticipate having adequate cash in fiscal 2008 for necessary capital expenditures.

Recent Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure relative to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006 (Novell’s fiscal 2008). We are currently evaluating the impact of this interpretation on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and provides enhanced guidance for using fair value to measure assets and liabilities. It also expands the amount of disclosure about the use of fair value to measure assets and liabilities. The standard applies whenever other standards require assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007 (Novell’s fiscal 2009). We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Previously, accounting rules required different measurement attributes for different assets and liabilities that created artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (Novell’s fiscal 2009), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (Novell’s fiscal 2009), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 (Novell’s fiscal 2010). We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years and fiscal quarters beginning on or after December 15, 2008 (Novell’s fiscal 2010). We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of these risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at October 31, 2007.

Interest Rate Risk

The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our strategy is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in approximately a $5.5 million decrease (less than 1%) in the fair value of our available-for-sale securities.

Market Risk

We also hold available-for-sale equity securities in our short-term investment portfolio related to a deferred compensation program. As of October 31, 2007, gross unrealized gains, before tax effect on the short-term public equity securities, totaled $0.9 million. A reduction in prices of 10% of these short-term equity securities would result in approximately a $0.8 million decrease (less than 1%) in the fair value of our short-term investments.

Foreign Currency Risk

We use derivatives to hedge those current net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the U.S., impact our consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we did not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $3.2 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

We do not currently hedge currency risk related to revenues or expenses denominated in foreign currencies due to a number of factors including net operating margin levels and diversity of currencies. Foreign exchange rate fluctuations favorably impacted revenue by $15.2 million in fiscal 2007 compared to the same period in fiscal 2006. Foreign exchange rate fluctuations unfavorably impacted loss from operations by approximately $4.7 million in fiscal 2007 compared to the same period in fiscal 2006.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position at October 31, 2007. Actual results may differ materially.

Item 8.	Financial Statements and Supplementary Data

Novell, Inc.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2007	2006	2005

Net revenue:
Software licenses	$175,877	$173,678	$213,803
Maintenance and subscriptions	494,675	479,283	489,266
Services	261,947	266,370	283,080

Total net revenue	932,499	919,331	986,149

Cost of revenue:
Software licenses	19,478	18,161	21,600
Maintenance and subscriptions	48,272	49,680	49,033
Services	192,504	213,171	236,607

Total cost of revenue	260,254	281,012	307,240

Gross profit	672,245	638,319	678,909

Operating expenses (income):
Sales and marketing	346,777	353,750	355,527
Product development	208,370	180,380	199,971
General and administrative	127,118	126,924	90,405
Restructuring expenses	43,097	4,405	56,543
Purchased in-process research and development	—	2,110	480
Gain on sale of property, plant and equipment, net	—	(5,968)	(1,589)
Gain on settlement of potential litigation	—	—	(447,560)
Impairment of intangible assets	3,851	1,230	1,521
(Gain) loss on sale of Japan consulting group	(1,200)	8,273	—
Executive termination benefits	—	9,409	—

Total operating expenses	728,013	680,513	255,298

Income (loss) from operations	(55,768)	(42,194)	423,611

Other income (expense):
Investment income	86,531	60,899	45,850
Gain on sale of venture capital funds	3,591	17,953	—
Impairment of investments	—	(1,480)	(3,387)
Interest expense and other, net	(25,939)	(7,998)	(8,651)

Other income, net	64,183	69,374	33,812

Income from continuing operations before taxes	8,415	27,180	457,423
Income tax expense	34,691	22,642	86,612

Income (loss) from continuing operations	(26,276)	4,538	370,811
Income (loss) from discontinued operations before taxes (including
(loss) gain on disposal of ($19,075) in fiscal 2007 and $11,117 in
fiscal 2006)	(18,253)	16,576	8,719
Income tax expense (benefit) on discontinued operations	(69)	1,561	2,808

Income (loss) from discontinued operations	(18,184)	15,015	5,911

Income (loss) before cumulative effect of change in accounting principle	(44,460)	19,553	376,722
Cumulative effect of change in accounting principle	—	(897)	—

Net income (loss)	$(44,460)	$18,656	$376,722

Basic earnings per share:
Income (loss) from continuing operations	$(0.08)	$0.01	$0.97
Discontinued operations	(0.05)	0.04	0.02
Cumulative effect of change in accounting principle	—	—	—

Net income (loss) per share available to common stockholders	$(0.13)	$0.05	$0.98

Diluted earnings per share:
Income (loss) from continuing operations	$(0.08)	$0.01	$0.85
Discontinued operations	(0.05)	0.04	0.01
Cumulative effect of change in accounting principle	—	—	—

Net income (loss) per share available to common stockholders	$(0.13)	$0.05	$0.86

Weighted-average shares outstanding:
Basic	347,552	361,174	379,499
Diluted	347,552	365,659	440,585

See notes to consolidated financial statements.

NOVELL, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	October 31,	October 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$1,079,819	$675,787
Short-term investments	777,818	790,500
Receivables (net of allowances of $3,897 and $5,574 at October 31, 2007 and 2006, respectively)	208,318	233,986
Prepaid expenses	53,316	32,328
Other current assets	35,065	28,524

Total current assets	2,154,336	1,761,125
Property, plant and equipment, net	180,537	184,084
Long-term investments	37,304	2,263
Goodwill	404,612	424,701
Intangible assets, net	33,572	40,404
Deferred income taxes	14,518	4,770
Other assets	29,515	32,376

Total assets	$2,854,394	$2,449,723

LIABILITIES, REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,135	$44,419
Accrued compensation	112,794	103,710
Other accrued liabilities	122,850	106,837
Income taxes payable	46,724	49,600
Deferred revenue	494,615	380,979

Total current liabilities	822,118	685,545
Deferred income taxes	884	4,186
Long-term deferred revenue	273,066	45,992
Senior convertible debentures	600,000	600,000

Total liabilities	1,696,068	1,335,723

Redeemable securities:
Series B Preferred Stock, $.10 par value, Authorized — 1,000 shares; Outstanding — 0 and 187 shares at October 31, 2007 and 2006 (at redemption value), respectively	—	9,350

Stockholders’ equity:
Series A preferred stock, $.10 par value, Authorized — 499,000 shares; no shares issued	—	—
Common stock, par value $.10 per share, Authorized — 600,000,000 shares; Issued — 365,739,499 and 358,512,471 shares at October 31, 2007 and 2006, respectively, Outstanding — 350,610,468 and 343,362,534 shares at October 31, 2007 and 2006, respectively	36,574	35,851
Additional paid-in capital	413,182	338,954
Treasury stock, at cost — 15,129,031 and 15,149,937 shares at October 31, 2007 and 2006, respectively	(124,512)	(124,684)
Retained earnings	795,984	840,449
Accumulated other comprehensive income	37,098	14,080

Total stockholders’ equity	1,158,326	1,104,650

Total liabilities, redeemable securities and stockholders’ equity	$2,854,394	$2,449,723

See notes to consolidated financial statements.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

							Accumulated
	Common	Common	Treasury	Treasury	Additional		Other	Unearned
	Stock	Stock	Stock	Stock	Paid-In	Retained	Comprehensive	Compensation
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	and Other	Total

Balance at October 31, 2004	393,061	$39,306	(15,187)	$(124,989)	$431,102	$607,851	$16,180	$(6,086)	$963,364
Stock issued from stock plans	5,678	567	14	114	26,843	—	—	(1,998)	25,526
Stock plans income tax benefit	—	—	—	—	13,799	—	—	—	13,799
Stock issued for conversion of Series B Preferred Stock	2,504	250	—	—	15,400	—	—	—	15,650
Shares cancelled	(249)	(24)	—	—	(4,043)	—	—	3,325	(742)
Amortization of unearned stock compensation	—	—	—	—	—	—	—	1,313	1,313
Dividends on Series B Preferred Stock	—	—	—	—	—	(466)	—	—	(466)
Change in unrealized gain on investments	—	—	—	—	56	—	(7,767)	—	(7,711)
Cumulative translation adjustment	—	—	—	—	—	—	(1,592)	—	(1,592)
Change in minimum pension liability	—	—	—	—	—	—	623	—	623
Net income	—	—	—	—	—	376,722	—	—	376,722

Comprehensive income	—	—	—	—	—	—	—	—	368,042

Balance at October 31, 2005	400,994	40,099	(15,173)	(124,875)	483,157	984,107	7,444	(3,446)	1,386,486
Cumulative effect of adoption of SAB 108	—	—	—	—	19,190	(19,190)	—	—	—

Revised balance at November 1, 2005	400,994	40,099	(15,173)	(124,875)	502,347	964,917	7,444	(3,446)	1,386,486
Stock issued from stock plans	9,549	955	23	191	40,482	—	—	—	41,628
Stock compensation expense	—	—	—	—	35,265	—	—	—	35,265
Compensation expense related to executive termination benefits	—	—	—	—	2,739	—	—	—	2,739
Cumulative effect of adoption of SFAS No. 123R	—	—	—	—	(3,446)	—	—	3,446	—
Stock plans income tax benefit	—	—	—	—	15,263	—	—	—	15,263
Shares repurchased and retired	(51,515)	(5,152)	—	—	(251,911)	(142,937)	—	—	(400,000)
Shares cancelled	(516)	(51)	—	—	(1,804)	—	—	—	(1,855)
Dividends on Series B Preferred Stock	—	—	—	—	—	(187)	—	—	(187)
Change in unrealized gain on investments	—	—	—	—	19	—	4,053	—	4,072
Cumulative translation adjustment	—	—	—	—	—	—	1,950	—	1,950
Change in minimum pension liability	—	—	—	—	—	—	633	—	633
Net income	—	—	—	—	—	18,656	—	—	18,656

Comprehensive income	—	—	—	—	—	—	—	—	25,311

Balance at October 31, 2006	358,512	35,851	(15,150)	(124,684)	338,954	840,449	14,080	—	1,104,650
Stock issued from stock plans	6,112	577	21	172	21,008	—	—	—	21,757
Stock compensation expense	—	—	—	—	34,316	—	—	—	34,316
Stock plans income tax benefit	—	—	—	—	13,099	—	—	—	13,099
Shares cancelled	(381)	(4)	—	—	(3,395)	—	—	—	(3,399)
Stock issued for conversion of Series B Preferred Stock	1,496	150	—	—	9,200	—	—	—	9,350
Dividends on Series B Preferred Stock	—	—	—	—	—	(5)	—	—	(5)
Adjustment to initially apply SFAS No. 158	—	—	—	—	—	—	1,409	—	1,409
Change in unrealized gain on investments	—	—	—	—	—	—	4,385	—	4,385
Cumulative translation adjustment	—	—	—	—	—	—	17,224	—	17,224
Net loss	—	—	—	—	—	(44,460)	—	—	(44,460)

Comprehensive loss	—	—	—	—	—	—	—	—	(22,851)

Balance at October 31, 2007	365,739	$36,574	(15,129)	$(124,512)	$413,182	$795,984	$37,098	$—	$1,158,326

See notes to consolidated financial statements.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2007	2006	2005

Cash flows from operating activities
Net income (loss)	$(44,460)	$18,656	$376,722
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	34,316	35,265	1,748
Tax effects of stock-based compensation plans	13,099	15,263	13,799
Excess tax benefits from stock-based compensation	(13,099)	(15,263)	—
Depreciation and amortization	40,438	46,976	54,513
Decrease in accounts receivable allowances	(1,722)	(6,888)	(7,838)
Utilization of previously reserved acquired net operating losses	4,844	6,585	29,600
SUSE purchase price tax adjustment	24,677	—	—
Purchased in-process research and development	—	2,110	480
Deferred income taxes	(13,050)	(4,317)	(702)
Net gain on sale of property, plant and equipment	—	(5,968)	(1,589)
(Gain) loss on sale of Japan consulting group	(1,200)	8,273	—
Executive termination benefits, non-cash	—	9,409	—
Gain on sale of previously impaired long-term investments	(2,917)	(2,225)	(2,087)
Loss on impaired long-term investments	—	1,480	3,387
Impairment of intangible assets	3,851	1,230	1,521
(Gain) loss on discontinued operations, before taxes	19,075	(11,117)	—
Gain on sale of venture capital funds	(3,591)	(17,953)	—
Cumulative effect of change in accounting principle	—	897	—
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Receivables	20,098	33,276	(15,087)
Prepaid expenses	(20,959)	(4,102)	(3,777)
Other current assets	(7,486)	(88)	(777)
Accounts payable	1,538	(1,235)	(10,935)
Accrued liabilities	25,432	(32,731)	30,290
Deferred revenue	341,698	21,505	31,146

Net cash provided by operating activities	420,582	99,038	500,414

Cash flows from financing activities
Issuance of common stock, net	18,392	40,131	22,108
Excess tax benefits from stock-based compensation	13,099	15,263	—
Payment of cash dividends on Series B Preferred Stock	(5)	(187)	(591)
Repurchases of common stock (retired)	—	(400,000)	—

Net cash provided by (used in) financing activities	31,486	(344,793)	21,517

Cash flows from investing activities
Purchases of property, plant and equipment	(25,235)	(26,668)	(30,781)
Proceeds from the sale of property, plant and equipment	—	24,992	10,421
Proceeds from repayment of note receivable	—	9,092	—
Proceeds from sale of venture capital funds	4,964	71,298	—
Purchases of short-term investments	(532,422)	(503,584)	(1,286,499)
Maturities of short-term investments	175,245	131,088	348,156
Sales of short-term investments	336,940	429,715	863,973
Purchases of long-term investments	—	(9,499)	(11,407)
Proceeds from sales of and distributions from long-term investments	2,917	10,972	11,688
Proceeds from the sale of Celerant, net of cash divested of $37,345	2,749	37,922	—
Proceeds from the sale of Japan consulting group, net of cash divested of $1,350	1,200	1,450	—
Cash paid for acquisition of Senforce and RedMojo, net of cash acquired	(29,704)	—	—
Cash paid for acquisition of e-Security, net of cash acquired	—	(71,550)	—
Cash paid for equity share of Open Invention Network, LLC	—	(4,225)	—
Cash paid for acquisition of Tally and Immunix, net of cash acquired	—	—	(33,829)
Purchase of intangible assets	(1,175)	(1,159)	(15,500)
Restricted cash for the acquisition of India joint venture	—	—	(7,500)
Other	16,485	10,460	6,181

Net cash provided by (used in) investing activities	(48,036)	110,304	(145,097)

Total increase (decrease) in cash and cash equivalents	404,032	(135,451)	376,834
Cash and cash equivalents — beginning of period	675,787	811,238	434,404

Cash and cash equivalents — end of period	$1,079,819	$675,787	$811,238

Supplemental disclosures of cash and non-cash financing and investing activities:
Conversion of Series B Preferred Stock	$9,350	$—	$15,650
Contribution of patents to Open Invention Network, LLC	—	14,383	—
Release of restricted cash for the acquisition of India joint venture	—	7,500	—

See notes to consolidated financial statements.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Summary of Business Operations

We are a global infrastructure software and services company. We develop, implement, and support proprietary, mixed source and open source software for use in business solutions by providing our customers with enterprise infrastructure software and a full range of training and support services. We help customers lower costs, manage complexity and mitigate risk, allowing them to focus on business innovation and growth. Our products enable customers to solve business challenges by maximizing the effectiveness of their information technology (“IT”) environments.

We were incorporated in the State of Delaware on January 25, 1983 and have established a reputation for innovation and industry leadership. We currently have approximately 4,100 employees in over 70 offices worldwide.

Our singular focus is providing global leadership in enterprise-wide, desktop to data center operating systems based on Linux and open source, and the software required to secure and manage mixed IT environments. We enable customers to build their own ’Open Enterprise’ by adding the strength, flexibility and economy of open source software to their existing IT infrastructures. We offer an open source platform along with fully integrated identity, security, and systems management solutions. Our specific offerings include identity and access management products, a portfolio of systems management products led by our ZENworks suite of offerings, and workgroup products, including SUSE Linux Enterprise Server (“SLES”), Open Enterprise Server, NetWare, and collaboration products on several operating systems, including Linux, NetWare, Windows, and UNIX. These technologies allow us to help our customers manage both our open source platform and the other heterogeneous components of their IT infrastructures. By delivering these solutions to our customers, either directly or through our global network of partners, we are able to help customers achieve increased performance from their IT infrastructure at a reduced cost.

To best align our business with our strategy, in the first quarter of fiscal 2007 we re-organized our company into four product-related business units and a business consulting unit. This is a change from our prior practice of reporting along geographic segments. Our business unit segments are Open Platform Solutions, Identity and Security Management, Systems and Resource Management, and Workgroup. They are described below in more detail. All of the groups within our business consulting segment, which included our Swiss-based consulting unit, our U.K.-based Salmon Ltd. (“Salmon”) business consulting unit, and our Japan consulting group, have been divested or are in the process of being divested as of the end of fiscal 2007 since they were not part of our core business.

Open Platform Solutions.  We deliver Linux solutions for the enterprise, and the SUSE Linux Enterprise platform underpins all of these products. SUSE Linux Enterprise is a leading distribution that focuses considerable effort on interoperability and virtualization within both open source and proprietary systems and provides ease in usability and management. Our primary open platform solutions offerings are:

Linux platform products:

•	SUSE Linux Enterprise Server is an enterprise-class, open source server operating system for professional deployment in heterogeneous IT environments of all sizes and sectors. This operating system integrates all server services relevant in Linux, including integrated virtualization, and constitutes a stable and secure platform for the cost-efficient operation of IT environments.

•	SUSE Linux Enterprise Desktop is a business desktop product that brings together the Linux operating environment with a complete set of office applications. Included among the more significant business applications are OpenOffice (an office productivity suite), Mozilla’s Firefox browser, and Novell Evolution, a collaboration client for Linux.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other open platform products:

•	openSUSE is a reliable and secure home computing product, which includes an easy-to-install Linux operating system that lets users browse the Web, send e-mail, chat with friends, organize digital photos, play movies and songs, and create documents and spreadsheets. It also allows users to host a Web site or blog, create a home network and develop their own applications.

•	SUSE Engineering is product development work we perform for customers.

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

Identity and access management products:

•	Identity Manager is a powerful data-sharing and synchronization solution, often referred to as a meta-directory solution, which automatically distributes new and updated information across every designated application and directory on a network. This ensures that trusted customers, partners, and suppliers are accessing consistent information, regardless of the applications and directories to which they have access.

•	Access Manager helps customers maximize access without limiting security or control. It simplifies and safeguards online asset-sharing, allowing customers to control access to Web-based and traditional business applications. Trusted users gain secure authentication and access to portals, Web-based content and enterprise applications while IT administrators gain centralized policy-based management of authentication and access privileges for Web-based environments and enterprise applications. Access Manager supports a broad range of platforms and directory services.

•	SecureLogin is a directory-integrated authentication solution that delivers reliable, single sign-on access across multi-platform networks, simplifying password management by eliminating the need for users to remember more than one password.

•	Sentinel automates the monitoring of IT for effectiveness allowing users to detect and resolve threats in real-time. Sentinel also provides documented evidence needed by some users to comply with regulatory and industry compliance requirements.

Other identity and security management products:

•	eDirectory is a full-service, platform-independent directory that significantly simplifies the complexities of managing users and resources in a mixed Linux, NetWare, UNIX, and Windows environment. It is a secure, scalable, directory service that allows organizations to centrally store and manage information across all networks and operating systems and leverage existing IT investments.

Systems and Resource Management.  With our resource management solution, customers can define business and IT policies to automate the management of multiple IT resources, including the emerging challenge of managing virtual environments. As a result, customers reduce IT effort, control IT costs, and reduce IT skill requirements to fully manage and leverage their IT investment. Our primary systems and resource management offerings are ZENworks management products.

ZENworks management products protect the integrity of networks by centralizing, automating, and simplifying every aspect of network management, from distributing vital information across the enterprise to maintaining

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consistent policies on desktops, servers, and devices on Linux, NetWare, and Windows environments. ZENworks management products include:

•	ZENworks Suite

•	ZENworks Patch Management

•	ZENworks Asset Management

•	ZENworks Linux Management

•	ZENworks Configuration Management

•	ZENworks Orchestrator

•	ZENworks Security Management

Workgroup.  We provide comprehensive and adaptable workgroup solutions that provide all the infrastructure, services and tools customers require to effectively and securely collaborate across a myriad of devices. We offer the security, reliability, and manageability our customers’ employees need to efficiently get their jobs done at lower cost. Our primary workgroup products are:

•	Open Enterprise Server (“OES”) is a secure, highly available suite of services that provides proven networking, communication, collaboration and application services in an open, easy-to-deploy environment. OES provides customers the choice of deploying on either NetWare or SUSE Linux Enterprise Server and provides common management tools, identity-based services and support backed by Novell.

•	NetWare and other NetWare-related products:

•	NetWare is our proprietary operating system platform that offers secure continuous access to core network resources such as files, printers, directories, e-mail and databases seamlessly across all types of networks, storage platforms and client desktops.

•	Cluster Services is a scalable, highly available Storage Area Network resource management tool that reduces administrative costs and complexity of delivering uninterrupted access to information and resources.

•	Collaboration products:

•	GroupWise collaboration products offer both traditional and mobile users solutions for communication over intranets, extranets and the Internet.

•	Teaming + Conferencing allows for social networking within an enterprise where subject matter experts are easily identified and where new team workspaces can be easily formed.

•	Other workgroup products:

•	BorderManager is a suite of network services used to connect a network securely to the Internet or any other network, allowing outside access to intranets and user access to the Internet.

•	Novell Open Workgroup Suite provides organizations of all sizes with a secure, flexible and cost-effective IT infrastructure and a proven set of workgroup services. Unlike a proprietary, Windows-centric solution, the Novell Open Workgroup Suite is comprised of a package of open, standards-based software from all business segments. This suite offers a low-cost, open alternative to Microsoft and includes a complete infrastructure and productivity solution from the desktop to the server and includes the following components:

•	Open Enterprise Server

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	GroupWise

•	ZENworks Suite

•	SUSE Linux Enterprise Desktop — open source desktop

•	OpenOffice.org for Linux and Windows — open source productivity suite

In addition to our technology offerings, within each of our product business units, we offer a worldwide network of consultants, trainers, and technical support personnel to help our customers and partners best utilize our software. We also have partnerships with application providers, hardware and software vendors, and consultants and systems integrators. In this way we can offer a full solution to our customers.

•	Professional services: We provide technical expertise to deliver world-class infrastructure solutions, based on an innovative approach focused on solving our customers’ business problems. We deliver services ranging from discovery workshops to strategy projects to solution implementations, all using a consistent, well-defined methodology. Our professional services approach is based on a strong commitment to open standards, interoperability, and the right blend of technology from Novell and other leading vendors.

•	Technical support: We provide phone-based, web-based, and onsite technical support for our proprietary and open source products through our Premium Service program. Premium Service provides customers with the flexibility to select the appropriate level of technical support services, which may include stated response times, around-the-clock support, service account management, and dedicated resources, such as Novell’s most experienced engineers. The Dedicated Support Engineer, Primary Support Engineer, Advantage Support Engineer, and Account Management programs allow customers to build an ongoing support relationship with Novell at an appropriate level for their needs. We have committed a significant amount of technical support resources to the Linux open source platform. We also offer a full array of remote monitoring services and managed services. These services help customers increase system uptime, leveraging our experts to monitor and maintain the technologies our customers have employed.

•	Training services: We accelerate the adoption and enable the effective use of our products and solutions through the delivery of timely and relevant instructor-led and technology-based training courses, assessments and performance consulting services. Programs are delivered directly to customers and through our global channel of authorized Novell training partners. Our courses provide customers with a thorough understanding of the implementation, configuration, and administration of our products and solutions. Additionally, we offer performance consulting services that provide clients and partners with an evaluation of their proficiencies and their knowledge gaps. We also deliver Advanced Technical Training at an engineer level to customers and partners on a global basis.

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

Reclassifications

In fiscal 2007, we sold our U.K.-based Salmon Ltd. (“Salmon”) business consulting unit and signed an agreement to sell our CTP Switzerland business consulting unit. The results of operations for CTP Switzerland and Salmon have been classified as discontinued operations for all periods presented (see Note E). Certain amounts unrelated to the discontinued operations reported in prior years also have been reclassified from what was previously reported to conform to the current year’s presentation. In addition, during fiscal 2007, we began reporting our services revenue and related cost of revenue in separate lines on the consolidated statements of operations. All prior periods have been reclassified to conform to the current year’s presentation. These reclassifications did not have any impact on net income (loss) and net income (loss) per share available to common stockholders.

Foreign Currency Translation

The functional currency of all of our international subsidiaries, except for our Irish subsidiaries and a German holding company, is the local currency. These subsidiaries generate and expend cash primarily in their respective local currencies. The assets and liabilities of these subsidiaries are translated at current month-end exchange rates. Revenue and expenses are translated monthly at the average monthly exchange rate. Translation adjustments are recorded in accumulated other comprehensive income. With respect to our Irish subsidiaries and German holding company, the functional currency is the U.S. dollar for which translation gains and losses are included in other income and expense. All transaction gains and losses are reported in other income (expense). Foreign exchange resulted in losses of $2.0 million, $0.7 million, and $3.4 million during fiscal 2007, 2006, and 2005, respectively.

Cash, Cash Equivalents and Short-Term Investments

We consider all investments with an initial term to maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are diversified and primarily consist of investment grade securities that 1) mature within the next 12 months; 2) have characteristics of short-term investments; or 3) are available to be used for current operations even if some maturities may extend beyond one year.

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

Concentrations of Credit Risk

Financial instruments that subject us to credit risk primarily consist of cash equivalents, short-term investments, accounts receivable, and amounts due under subleases. Our credit risk is managed by investing cash and

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash equivalents primarily in high-quality money market instruments and securities of the U.S. government and its agencies. The $3.3 million in mortgage-backed securities debt that we hold (less than 0.4% of our short-term investments), is all related to bonds from Freddie Mac and Fannie Mae, which are not considered to be credit risks. Accounts receivable include amounts owed by geographically dispersed end users, distributors, resellers, and original equipment manufacturer (“OEM”) customers. No collateral is required. Accounts receivable are not sold or factored. At October 31, 2007 and 2006, there were no receivables greater than 10% of our total receivables outstanding with any one customer. We generally have not experienced any material losses related to receivables from individual customers or groups of customers. Due to these factors, no significant additional credit risk, beyond amounts provided for, is believed by management to be inherent in our accounts receivable. As of October 31, 2007, we had $37.3 million of auction-rate securities,whose issuers are AAA/AA rated, that had failed at auction and are no longer considered liquid (see Note H.). We continue to earn premium interest rates on these investments and do not consider these investments to be permanently impaired. Based on this and our ability to access our cash and other short-term investments we do not consider these securities to be a credit risk. Our subleases are with many different parties and thus no concentration of credit risk exists at October 31, 2007.

During the years ended October 31, 2007, 2006 and 2005, there were no customers who accounted for more than 10% of total net revenue.

Equity Investments

We account for our equity investments where we hold more than 20 percent of the outstanding shares of the investee’s stock or where we have the ability to significantly influence the operations or financial decisions of the investee under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We initially record the investment at cost and adjust the carrying amount each period to recognize our share of the earnings or losses of the investee based on our percentage of ownership. We review our equity investments periodically for indicators of impairment.

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

We review our property, plant and equipment periodically for indicators of impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could indicate an impairment include significant underperformance of the asset as compared to historical or projected future operating results, significant changes in the actual or intended use of the asset, or significant negative industry or economic trends. When we determine that the carrying value of an asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on discounted expected future cash flows. For fiscal 2007, 2006, and 2005, we have not identified or recorded any impairment of our property, plant and equipment.

Goodwill and Intangible Assets

We review our goodwill annually for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of August 1, or more frequently if events or changes in circumstances warrant, such as a material adverse change in the business. Goodwill is considered to be impaired when the carrying value of a reporting unit exceeds its estimated fair value. Fair values are estimated using a discounted cash flow methodology.

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

Disclosure of Fair Value of Financial Instruments

Our financial instruments mainly consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and the Debentures. The carrying amounts of our cash equivalents and short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. We periodically review the realizability of each short-term and long-term investment when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the value of the investments is deemed to exist, the carrying value of the investment is written down to its estimated fair value. We consider an impairment to be other-than-temporary when market evidence or issuer-specific knowledge does not reflect long-term growth to support current carrying values. As of October 31, 2007 and 2006, we did not hold any publicly-traded long-term equity securities. Our Debentures have interest rates that approximate current market rates; therefore, the carrying value approximates fair value.

Revenue Recognition and Related Reserves.

Our revenue is derived primarily from the sale of software licenses, software maintenance, upgrade protection, subscriptions of SUSE Linux Enterprise Server, technical support, training, and professional services. Our customers include: distributors, who sell our products to resellers, dealers, and VARs; OEMs, who integrate our products with their products or solutions; VARs, who provide solutions across multiple vertical market segments which usually include services; and end users, who may purchase our products and services directly from Novell or from other partners or resellers. Except for our SUSE Linux product, distributors do not order to stock and only order products when they have an end customer order, which they present to us. With respect to our SUSE Linux product, distributors place orders and the product is then sold through to end customers principally through the retail channel. OEMs report the number of copies duplicated and sold via an activity or royalty report. Software maintenance, upgrade protection, technical support, and subscriptions of SLES typically involve one to three year contract terms. Our standard practice is to provide customers with a 30-day

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general right of return. Such return provision allows for a refund and/or credit of any amount paid by our customers.

Revenue is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and Staff Accounting Bulletin No. 104, “Revenue Recognition,” and related interpretations. When an arrangement does not require significant production, modification, or customization of software or does not contain services considered to be essential to the functionality of the software, revenue is recognized when the following four criteria are met:

•	Persuasive evidence of an arrangement exists — We require evidence of an agreement with a customer specifying the terms and conditions of the products or services to be delivered typically in the form of a signed contract or statement of work accompanied by a purchase order.

•	Delivery has occurred — For software licenses, delivery takes place when the customer is given access to the software programs via access to a website or shipped medium. For services, delivery takes place as the services are provided.

•	The fee is fixed or determinable — Fees are fixed or determinable if they are not subject to cancellation or other payment terms that exceed our standard payment terms. Typical payment terms are net 30 days.

•	Collection is probable — We perform a credit review of all customers with significant transactions to determine whether a customer is creditworthy and collection is probable. Prior Novell-established credit history, credit reports, financial statements, and bank references are used to assess creditworthiness.

In general, revenue for transactions that do not involve software customization or services considered essential to the functionality of the software is recognized as follows:

•	Software license fees for our SUSE Linux product are recognized when the product is sold through to an end customer;

•	Software license fees for sales through OEMs are recognized upon receipt of license activity or royalty reports;

•	All other software license fees are recognized upon delivery of the software;

•	Software maintenance, upgrade protection, technical support, and subscriptions of SLES are recognized ratably over the contract term; and

•	Professional services, training and other similar services are recognized as the services are performed.

If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. We record provisions against revenue for estimated sales returns and allowances on product and service-related sales in the same period as the related revenue is recorded. We also record a provision to operating expenses for bad debts resulting from customers’ inability to pay for the products or services they have received. These estimates are based on historical sales returns and bad debt expense, analyses of credit memo data, and other known factors, such as bankruptcy. If the historical data we use to calculate these estimates does not accurately reflect future returns or bad debts, adjustments to these reserves may be required that would increase or decrease revenue or net income.

Many of our software arrangements include multiple elements. Such elements typically include any or all of the following: software licenses, rights to additional software products, software maintenance, upgrade protection, technical support, training and professional services. For multiple-element arrangements that do not involve significant modification or customization of the software and do not involve services that are considered essential to the functionality of the software, we allocate value to each element based on its relative

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value, if sufficient Novell-specific objective evidence of fair value exists for each element of the arrangement. Novell-specific objective evidence of fair value is determined based on the price charged when each element is sold separately. If sufficient Novell-specific objective evidence of fair value exists for all undelivered elements, but does not exist for the delivered element, typically the software, then the residual method is used to allocate value to each element. Under the residual method, each undelivered element is allocated value based on Novell-specific objective evidence of fair value for that element, as described above, and the remainder of the total arrangement fee is allocated to the delivered element, typically the software. If sufficient Novell-specific objective evidence of fair value does not exist for all undelivered elements and the arrangement involves rights to unspecified additional software products, all revenue is recognized ratably over the term of the arrangement. If the arrangement does not involve rights to unspecified additional software products, all revenue is initially deferred until typically the only remaining undelivered element is software maintenance or technical support, at which time the entire fee is recognized ratably over the remaining maintenance or support term.

In the case of multiple-element arrangements that involve significant modification or customization of the software or involve services that are considered essential to the functionality of the software, contract accounting is applied. When Novell-specific objective evidence of fair value exists for software maintenance or technical support in arrangements requiring contract accounting, the professional services and license fees are combined and revenue is recognized on the percentage of completion basis. The percentage of completion is generally calculated using estimated hours incurred to date relative to the total expected hours for the entire project. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. The maintenance or support fee is unbundled from the other elements and revenue is recognized ratably over the maintenance or support term.

When Novell-specific objective evidence of fair value does not exist for software maintenance or support, then all revenue is deferred until completion of the professional services, at which time the entire fee is recognized ratably over the remaining maintenance or support period.

For consolidated statements of operations classification purposes only, we allocate the revenue first to those elements for which we have Novell-specific objective evidence of fair value, and any remaining recognized revenue is then allocated to those items for which we lack Novell-specific objective evidence of fair value.

Professional services contracts are either time-and-materials or fixed-price contracts. Revenue from time-and-materials contracts is recognized as the services are performed. Revenue from fixed-price contracts is recognized based on the proportional performance method, generally using estimated time to complete to measure the completed effort. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. Professional services revenue includes reimbursable expenses charged to our clients.

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

Under the Business Collaboration Agreement, we are marketing a combined offering with Microsoft. The combined offering consists of SLES and a subscription for SLES support along with Microsoft Windows Server, Microsoft Virtual Server and Microsoft Viridian, and is offered to customers desiring to deploy Linux and Windows in a virtualized setting. Microsoft made an upfront payment to us of $240 million for SLES subscription “certificates,” which Microsoft may use, resell or otherwise distribute over the term of the agreement, allowing the certificate holder to redeem single or multi-year subscriptions for SLES support from

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

us (entitling the certificate holder to upgrades, updates and technical support). Microsoft agreed to spend $60 million over the term of the agreement for marketing Linux and Windows virtualization scenarios and also agreed to spend $34 million over the term of the agreement for a Microsoft sales force devoted primarily to marketing the combined offering. Microsoft agreed that for three years following the initial date of the agreement it will not enter into an agreement with any other Linux distributor to encourage adoption of non-Novell Linux/Windows Server virtualization through a program substantially similar to the SLES subscription “certificate” distribution program.

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

Under the Patent Cooperation Agreement, Microsoft agreed to covenant with our customers not to assert its patents against our customers for their use of our products and services for which we receive revenue directly or indirectly, with certain exceptions, while we agreed to covenant with Microsoft’s customers not to assert our patents against Microsoft’s customers for their use of Microsoft products and services for which Microsoft receives revenue directly or indirectly, with certain exceptions. In addition, we and Microsoft each irrevocably released the other party, and its customers, from any liability for patent infringement arising prior to November 2, 2006, with certain exceptions. Both we and Microsoft have payment obligations under the Patent Cooperation Agreement. Microsoft made an upfront net balancing payment to us of $108 million, and we will make ongoing payments to Microsoft totaling a minimum of $40 million over the five-year term of the agreement based on a percentage of our Open Platform Solutions and Open Enterprise Server revenues.

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

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Revenue

Cost of revenue includes the amortization of intangible assets related to products or services sold, royalty costs and costs associated with personnel providing professional services and technical support services.

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

Advertising costs are expensed as incurred. Advertising expenses totaled $7.7 million, $3.6 million, and $6.0 million, in fiscal 2007, 2006, and 2005, respectively.

Share-based Payments

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

Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value service condition and performance condition option awards under SFAS No. 123(R). For awards with market conditions granted subsequent to our adoption of SFAS No. 123(R), we use a lattice valuation model to estimate fair value. For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance or market conditions granted with graded-vesting features subsequent to our adoption of SFAS No. 123(R), we recognize compensation cost based on the graded-vesting method.

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

We issue performance-based equity awards, typically to certain senior executives, which vest upon the achievement of certain financial performance goals, including revenue and operating income targets. Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative impact of any revision is reflected in the period of change. If the financial performance goals are not met, the award does not vest, so no compensation cost is recognized and any previously recognized compensation cost is reversed.

In the past, we have issued market condition equity awards, typically granted to certain senior executives, the vesting of which is accelerated upon the price of Novell common stock meeting specified pre-established stock price targets. For awards granted prior to our adoption of SFAS No. 123(R), the fair value of each market condition award was estimated as of the grant date using the same option valuation model used for time-based options without regard to the market condition criteria. As a result of our adoption of SFAS No. 123(R), compensation cost is recognized over the estimated requisite service period and is not reversed if the market condition target is not met. If the pre-established stock price targets are achieved, any remaining expense on the date the target is achieved is recognized either immediately or, in situations where there is a remaining minimum time vesting period, ratably over that period.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share available to common stockholders is presented in conformity with SFAS No. 128, “Earnings per Share,” and the related interpretation in EITF Issue No. 03-06, “Participating Securities and the Two — Class Method under FASB Statement No. 128.” Basic net income (loss) per share available to common stockholders is computed by dividing net income (loss) available to common stockholders by the actual weighted-average number of common shares outstanding during the period. Net income (loss) available to common stockholders reflects net income (loss) after deducting accumulated preferred stock dividends and earnings allocated to participating preferred stockholders. Diluted net income (loss) available to common stockholders is based on the basic calculation but also excludes the minority interest share of net income on a diluted basis and assumes the conversion of the Series B Preferred Stock and Debentures using the “if converted” method, if dilutive, and includes the dilutive effect of potential common shares under the treasury stock method. Potential common shares include stock options, unvested restricted stock and, in certain circumstances, convertible securities such as the Debentures and Series B Preferred Stock.

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

We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and the year-end, the fair value of the derivatives as of October 31, 2007 and 2006 is insignificant. Gains and losses recognized during the year on these foreign currency contracts are recorded as other income or expense and would generally be offset by corresponding losses or gains on the related hedged items, resulting in negligible net exposure to our financial statements.

Recent Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109,

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure relative to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006 (Novell’s fiscal 2008). We are currently evaluating the impact of this interpretation on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and provides enhanced guidance for using fair value to measure assets and liabilities. It also expands the amount of disclosure about the use of fair value to measure assets and liabilities. The standard applies whenever other standards require assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007 (Novell’s fiscal 2009). We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Previously, accounting rules required different measurement attributes for different assets and liabilities that created artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (Novell’s fiscal 2009), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12. (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (Novell’s fiscal 2009), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 (Novell’s fiscal 2010). We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years and fiscal quarters beginning on or after December 15, 2008 (Novell’s fiscal 2010). We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

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

SAB 108 permits us to initially apply its provisions to errors that are material under the dual method but were not previously material under our previously used method of assessing materiality either by (i) restating prior financial statements as if the dual approach had always been applied or (ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of the applicable balance sheet accounts as of November 1, 2005 with an offsetting adjustment recorded to the opening balance of retained earnings. We elected to record the effects of applying SAB 108 using the cumulative effect transition method and adjusted beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements for misstatements associated with our historical stock-based compensation expense and related income tax effects as described below. We do not consider any of the misstatements to have a material impact on our consolidated financial statements in any of the prior years affected under our previous method for quantifying misstatements, the roll-over method.

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

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under APB No. 25, “Accounting for Stock Issued to Employees,” because the exercise prices of the stock options on the new measurement dates were, in some instances, lower than the fair market value of the underlying stock on such dates, we are required to record compensation expense for these differences. As a result, stock-based compensation expense in a cumulative after-tax amount of approximately $19.2 million should have been reported in the consolidated financial statements for the fiscal years ended October 31, 1997 through October 31, 2005. After considering the materiality of the amounts of stock-based compensation and related income tax effects that should have been recognized in each of the applicable historic periods, including the interim periods of fiscal 2005 and 2006, we determined that the errors were not material to any prior period, on either a quantitative or qualitative basis, under our previous method for quantifying misstatements, the roll-over method. Therefore, we have not restated our consolidated financial statements for prior periods. In accordance with the provisions of SAB 108, we decreased beginning retained earnings at November 1, 2005 by approximately $19.2 million, from $984.1 million to $964.9 million, or a reduction of two percent, with the offset to additional paid-in capital in the consolidated balance sheet.

The following table summarizes the effects, net of income taxes, (on a cumulative basis prior to fiscal 2005 and in fiscal 2005) resulting from changes in measurement dates and the related application of the guidance applicable to the initial compliance with SAB 108:

(In thousands)

Cumulative prior to fiscal 2005	$18,989
Fiscal 2005	201

Total adjustment at November 1, 2005	$19,190

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D.	Acquisitions and Equity Investments

Senforce

Pursuant to an Agreement and Plan of Merger, dated August 1, 2007, we acquired 100% of the outstanding stock of Senforce Technologies, Inc., a provider of endpoint security management, for $20.0 million in cash plus transaction costs of $0.2 million. Endpoint security management focuses on technology that provides data security for workstations, laptops or mobile devices in order to ensure that data cannot be accessed when they are lost or stolen. Senforce’s products have been integrated into our security and identity management products. Senforce’s results of operations were included in our consolidated financial statements beginning on the acquisition date.

The purchase price was allocated as follows:

	Estimated	Estimated
	Fair Value	Useful Life
	(In thousands)

Fair value of net tangible liabilities assumed	$(8)	N/A
Identifiable intangible assets:
Developed technology	2,000	3 years
Customer relationships	500	3 years
Goodwill	17,728	Indefinite

Total net assets acquired	$20,220

Developed technology and customer relationship assets are being amortized over their estimated useful lives. Goodwill is not amortized but is periodically evaluated for impairment.

Developed technology relates to Senforce’s products that were commercially available and could be combined with Novell products and services. Discounted expected future cash flows attributable to the products were used to determine the value of developed technology. This resulted in a valuation of approximately $2.0 million related to developed technology that had reached technological feasibility.

Goodwill from the acquisition resulted from our belief that the security management products developed by Senforce are a valuable addition to our systems and resource management product offerings. We believe they will help us remain competitive in the endpoint security management markets and increase our revenue. The goodwill from the Senforce acquisition was allocated to our systems and resource management operating segment (see Note J).

If the Senforce acquisition had occurred on November 1, 2005, the unaudited pro forma results of operations for Novell for the fiscal 2007 and 2006 would have been:

	Fiscal Year Ended
(Amounts in thousands, except per share amounts)	2007	2006

Net revenue	$934,069	$920,503
Net income (loss) available to common stockholders — diluted	$(49,345)	$11,879
Net income (loss) per share available to common stockholders — diluted	$(0.14)	$0.03

RedMojo

On November 17, 2006, we acquired 100% of the outstanding stock of RedMojo Inc, a privately-held company that specialized in cross-platform virtualization management software tools. RedMojo’s products have been integrated into our systems and resource management products. The purchase price was approximately $9.7 million

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in cash plus merger and transaction costs of approximately $0.2 million. RedMojo’s results of operations were included in our consolidated financial statements beginning on the acquisition date.

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

Goodwill from the acquisition resulted from our belief that the virtualization products developed by RedMojo are a valuable addition to our systems and resource management offerings. We believe they will help us remain competitive in the virtualization markets and increase our systems and resource management revenue. The goodwill from the RedMojo acquisition was allocated to our systems and resource management operating segment (see Note J).

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

In-process research and development valued in the amount of $2.1 million pertained to technology that was not technologically feasible at the date of the acquisition, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, and was not ready for initial customer testing. At the acquisition date, e-Security was working on the next two releases of its product called Sentinel, one of which was released in the third calendar quarter of 2006 and the second was released in 2007. These releases had not yet achieved technological feasibility at the time of acquisition. The in-process research and development was valued based on discounting estimated future cash flows from the related products. Completion of the development of the future upgrades of the Sentinel products is dependent upon our successful integration of the e-Security products with Novell products and services. The in-process research and development does not have any alternative future use and did not otherwise qualify for capitalization. As a result, this amount was expensed upon acquisition.

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

Goodwill from the acquisition resulted from our belief that the Sentinel products developed by e-Security are a valuable addition to our identity and access management offerings. We believe they will help us remain competitive in the security and compliance markets and increase our identity and access management revenue. The goodwill from the e-Security acquisition was allocated among our operating segments (see Note J).

If the e-Security acquisition had occurred on November 1, 2004, the unaudited pro forma results of operations for fiscal 2006 and 2005 would have been:

	Fiscal Year Ended
(In thousands, except per share amounts)	2006	2005

Net revenue	$923,827	$997,313
Net income available to common stockholders — diluted	$13,261	$372,201
Net income per share available to common stockholders — diluted	$0.04	$0.84

We analyze our intangible assets periodically for indicators of impairment. During fiscal 2007, as part of our periodic review of intangible assets, we determined that e-Security’s financial performance declined significantly and that its estimated future undiscounted direct cash flows would not be sufficient to cover the carrying value of its intangible assets. We used discounted cash flow models to estimate the value of e-Security’s intangible assets and determined that $2.5 million, $1.3 million and $0.1 million of e-Security’s developed technology, customer relationship and trade name intangible assets, respectively, had become impaired. These intangible assets were written down and the related charges were recorded as a component of operating expense in the consolidated statements of operations during fiscal 2007. The entire $3.9 million impairment charge related to the identity and security management operating segment.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Open Invention Network, LLC

On November 8, 2005, Open Invention Network, LLC (“OIN”) was established by us, IBM, Philips, Red Hat and Sony. OIN is a privately-held company that has acquired and intends to continue to acquire patents to promote Linux and open source by offering its patents on a royalty-free basis to any company, institution or individual that agrees not to assert its patents against the Linux operating system or certain Linux-related applications. In addition, OIN, in its discretion, will enforce its patents to the extent it believes such action will serve to further protect and promote Linux and open source. Each party contributed capital with a fair value of $20.0 million to OIN. We account for our 17% ownership interest using the equity method of accounting. Our $20.0 million contribution consisted of patents with a fair value of $15.8 million, including $0.3 million of prepaid acquisition costs, and cash of $4.2 million. At the time of the contribution, the patents had a book value of $14.4 million, including $0.3 million of prepaid acquisition costs. The $1.4 million difference between the fair value and book value of the patents is being amortized to our investment in OIN account and equity income over the remaining estimated useful life of the patents, which is approximately nine years. Our investment in OIN as of October 31, 2007 of $19.2 million is classified as other assets in the consolidated balance sheets.

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

Tally Systems Corp.

On April 1, 2005, we acquired 100% of the outstanding stock of Tally Systems Corp., a privately-held company headquartered in Lebanon, New Hampshire. Tally provides automated PC hardware and software recognition products and services used by customers to manage hardware and software assets. This acquisition enables us to enhance our current ZENworks product offerings. The purchase price was approximately $17.3 million in cash, plus transaction costs of $0.4 million and excess facility costs of $4.5 million recorded as an acquisition liability. In addition, as a part of the acquisition, we set up a bonus pool of $0.5 million for Tally employees who satisfy certain criteria. This bonus pool was not accrued as a component of the purchase price and any bonus payments out of this pool are expensed as they are earned.

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

The valuation of contractual relationships in the amount of $1.7 million, which relates to a contract with an original equipment manufacturer reseller in Europe, was determined based on estimated discounted future cash flows to be received as a result of the relationship.

Goodwill from the acquisition resulted from our belief that the asset management products developed by Tally are a valuable addition to our ZENworks product line and will help us remain competitive in the hardware and software management products market. The goodwill from the Tally acquisition was allocated among our operating segments (see Note J).

Immunix, Inc.

On April 27, 2005, we acquired 100% of the outstanding stock of Immunix, Inc., a privately-held company headquartered in Portland, Oregon, which provides enterprise class, host intrusion prevention solutions for the Linux platform. This acquisition enables us to expand security offerings on the Linux platform. The purchase price was approximately $17.3 million in cash, plus transaction costs of $0.4 million.

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

The purchase price was allocated to the tangible and identifiable intangible assets and the excess of the total purchase price over the amounts assigned was recorded as goodwill. We estimated the fair values of the intangible assets as further described below. Developed technology, trademarks/trade names, customer relationships and

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

internal use software are being amortized over their estimated useful lives. Goodwill is not amortized but is periodically evaluated for impairment.

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

Goodwill from the acquisition resulted from our belief that the Linux platform security products developed by Immunix are a valuable addition to our Linux offerings and will help us remain competitive in the Linux market and increase our Linux revenue. The goodwill from the Immunix acquisition was allocated among our operating segments (see Note J).

If the Tally and Immunix acquisitions had occurred on November 1, 2004, the unaudited pro forma results of operations for fiscal 2005 would have been:

Fiscal Year Ended
(In thousands, except per share amounts)	October 31, 2005

Net revenue	$989,215
Net income available to common stockholders — diluted	$376,049
Net income per share available to common stockholders — diluted	$0.85

E.	Divestitures

CTP Switzerland

On October 31, 2007, we signed a share purchase agreement, (“Agreement”) to sell our wholly-owned Cambridge Technology Partners (“CTP”) Switzerland subsidiary to a management-led buyout group for $0.5 million at close plus an additional contingent payment of up to approximately $0.3 million to be received over the next year based on an earn-out model that is tied to CTP Switzerland’s management bonuses. Final closing of the sale will occur on January 31, 2008. The $0.5 million was placed into an escrow account as of October 31, 2007 and will be held until the close on January 31, 2008. Once the sale is complete, there will be no further shareholder or operational relationship between us and CTP Switzerland going forward.

Due to the signing of the Agreement prior to the end of fiscal 2007, CTP Switzerland was classified as a discontinued operation in our consolidated statements of operations for fiscal 2007, 2006 and 2005. In addition, the Agreement triggered the need to test the $3.9 million of goodwill related to CTP Switzerland for impairment. Using an estimate of proceeds to be received upon sale as an indicator of CTP Switzerland’s fair value, we determined that the entire amount of CTP Switzerland’s goodwill had become impaired, and was, therefore, written off. In addition,

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we recorded an impairment charge of $5.0 million to write CTP Switzerland’s remaining assets down to their fair value based on the estimated proceeds to be received upon the sale. Both of these were recorded as a component of discontinued operations in the consolidated statement of operations. After the impairment noted, CTP Switzerland’s assets of approximately $4.3 million and liabilities of approximately $4.1 million are considered “held for sale” however, due to their immateriality, we did not classify these separately on our consolidated balance sheet.

Salmon

On March 12, 2007, we sold our shares in Salmon to Okam Limited, a U.K. Limited Holding Company for $4.9 million, plus an additional contingent payment of approximately $3.9 million to be received if Salmon meets certain revenue targets. There will be no further shareholder or operational relationship between us and Salmon going forward. Salmon was a component of our business consulting segment and Salmon’s sale will not have an impact on our professional services business and has been recorded as a component of the discontinued operations in the consolidated statement of operations.

During the first quarter of fiscal 2007, we determined that it was more likely than not that Salmon would be sold. This determination triggered the need to test the $11.9 million of goodwill related to Salmon for impairment. Using an estimate of proceeds to be received upon sale as an indicator of Salmon’s fair value, we determined that $10.2 million of Salmon’s goodwill had become impaired, and was, therefore, written off during the quarter as a component of the discontinued operations in the consolidated statement of operations. In addition, we also determined that $0.5 million of customer/contractual relationship intangible assets and $0.1 million of non-compete agreement intangible assets had become impaired and, therefore, were also written off in the first quarter of fiscal 2007.

In the second quarter of fiscal 2007, we recognized a gain on the consummation of the sale of approximately $0.6 million. Salmon’s results of operations are classified as a discontinued operation in our consolidated statements of operations.

The gain on the sale of Salmon was calculated as follows:

(In thousands)

Sales price	$4,914
Costs to sell	(102)

4,812

Net book value of Salmon:
Cash	2,165
Other current assets	4,089
Goodwill	2,177
Other long-term assets	139
Liabilities	(4,386)

4,184

Gain on sale of Salmon before income taxes	$628

Celerant

On May 24, 2006, we sold our shares in Celerant consulting to a group comprised of Celerant management and Caledonia Investments plc for $77.0 million in cash. Celerant consulting was acquired by Novell in 2001 as part of the Cambridge Technology Partners acquisition. There are no on going shareholder or operational relationships between us and Celerant consulting. The sale of Celerant consulting does not impact our professional services

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business. Celerant’s results of operations are classified as a discontinued operation in our consolidated statements of operations.

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

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of discontinued operations (CTP Switzerland, Salmon and Celerant) for fiscal 2007, 2006, and 2005 are as follows:

	Fiscal Year Ended
	2007	2006	2005
	(In thousands)

CTP Switzerland net revenue	$25,625	$26,877	$29,268
Salmon net revenue	7,351	21,069	23,806
Celerant net revenue	—	83,341	158,472

	$32,976	$131,287	$211,546

CTP Switzerland income (loss) before taxes	$739	$1,936	$(599)
Salmon income before taxes	83	1,740	1,127
Celerant income before taxes	—	1,783	8,191

Income before taxes	822	5,459	8,719

Salmon impairment of long-lived assets	(10,848)	—	—
Salmon gain on sale	628	—	—
CTP Switzerland impairment of goodwill	(3,903)	—	—
CTP Switzerland impairment loss	(4,952)	—	—
Celerant gain on sale	—	11,117	—

Gain (loss) on discontinued operations	(19,075)	11,117	—
Income tax (expense) benefit	69	(1,561)	(2,808)

Income (loss) from discontinued operations	$(18,184)	$15,015	$5,911

Japan Consulting Group

On August 10, 2006, we sold our Japan consulting group (“JCG”) to Nihon Unisys, LTD (“Unisys”) for $4.0 million. $2.8 million of the selling price was paid at closing and $1.2 million was contingent upon certain key employees remaining employed by Unisys for the 12 month period after closing. In the fourth quarter of fiscal 2007, Unisys paid the contingent consideration of $0.2 million for each key employee that was still employed by Unisys at the end of the retention period, totaling $1.2 million. We recorded a loss of $8.3 million in fiscal 2006 related to the excess carrying amount of the JCG over its fair value, of which $7.1 million was to write off goodwill. We also recognized a gain of $1.2 million in fiscal 2007 related to contingent consideration.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The loss was calculated as follows:

(In thousands)

Fair value of JCG (including contingent selling price)	$2,800
Costs to sell	(393)

2,407

Net book value of JCG:
Current assets	2,935
Goodwill	7,106
Current liabilities	(619)
Foreign exchange and other	1,258

10,680

Loss on sale of JCG before income taxes in fiscal 2006	$(8,273)
Contingent consideration received in fiscal 2007	$1,200

Loss on sale of JCG before income taxes, net	$(7,073)

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

During fiscal 2007, we recorded revenue of $43.6 million, net related to the Microsoft agreements. At October 31, 2007, we had deferred revenue relating to these agreements of $307.8 million, of which $92.4 million is classified as current deferred revenue and $215.4 million is classified as long-term deferred revenue.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	Cash and Short-Term Investments

The following is a summary of our short-term available-for-sale investments at fiscal year ended October 31, 2007 and 2006:

				Fair
				Market
	Cost at	Gross	Gross	Value at
	October 31,	Unrealized	Unrealized	October 31,
	2007	Gains	Losses	2007
	(In thousands)

Short-term investments:
Auction market securities	$5,000	$—	$—	$5,000
U.S. government and agency securities	338,338	1,976	(218)	340,096
Corporate notes and bonds	313,284	801	(331)	313,754
Asset-backed securities	110,821	339	(105)	111,055
Equity securities	7,060	853	—	7,913

Total short-term investments	$774,503	$3,969	$(654)	$777,818

				Fair
				Market
	Cost at	Gross	Gross	Value at
	October 31,	Unrealized	Unrealized	October 31,
	2006	Gains	Losses	2006
	(In thousands)

Short-term investments:
Auction market securities	$86,577	$26	$—	$86,603
U.S. government and agency securities	335,761	424	(2,709)	333,476
Corporate notes and bonds	262,706	176	(1,533)	261,349
Asset-backed securities	102,718	113	(575)	102,256
Equity securities	6,305	511	—	6,816

Total short-term investments	$794,067	$1,250	$(4,817)	$790,500

At October 31, 2007, approximately $7.9 million of our equity securities are designated for deferred compensation payments, which are paid out as requested by the participants of the plan.

At October 31, 2007, contractual maturities of our short-term investments were:

	Cost	Fair Market Value
	(In thousands)

Less than one year	$166,088	$165,938
Due in one to two years	113,223	113,622
Due in two to three years	261,905	263,238
Due in more than three years	150,313	151,193
No contractual maturity	82,974	83,827

Total short-term investments	$774,503	$777,818

We had net unrealized gains related to short-term investments of $3.3 million at October 31, 2007 and net unrealized losses of $3.6 million at October 31, 2006. We realized gains on the sales of securities of $0.6 million, $0.7 million, and $0.8 million, in fiscal 2007, 2006, and 2005, respectively, while realizing losses on sales of

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities of $1.4 million, $2.1 million, and $1.6 million, during those same periods, respectively. At October 31, 2007, $132.9 million of the investments with gross unrealized losses of $0.4 million (out of the total gross unrealized losses of $0.7 million) had been in a continuous unrealized loss position for more than 12 months and $125.8 million of the investments with gross unrealized losses of $0.3 million had been in a continuous unrealized loss position for less than 12 months. The unrealized losses on our investments were caused primarily by interest rate increases and not the credit quality of the issuers. The unrealized losses represent less than 1% of the cost basis of the related investments and are not considered to be severe. We have the ability to hold these investments until a recovery of fair value, which may be at maturity. We therefore do not consider these investments to be other-than-temporarily impaired at October 31, 2007.

H.	Long-Term Investments

During the fourth quarter of fiscal 2006, we sold all of our rights, titles, interests and obligations for 22 of our 23 venture capital funds, which were classified in long-term investments in the consolidated balance sheet for total proceeds of $71.3 million. The sale of one-half of one fund closed in fiscal 2006, and the sale of the remaining one-half of that fund closed in the first quarter of fiscal 2007, resulting in an additional gain in the first quarter of fiscal 2007 of $3.6 million on proceeds of $5.0 million. The remaining venture capital fund that was not sold has a book value of zero. The remaining $5.0 million classified as short-term investments were liquidated subsequent to year-end.

During fiscal 2007, we reclassified all but $5.0 million of our AAA/AA rated investments in auction-rate securities from short-term investments to long-term investments. These auction-rate securities were reclassified as long-term investments during the fourth quarter of fiscal 2007 due to the failure of $37.3 million of these securities to settle at auction. The failure resulted in the interest rate on these investments resetting at the maximum rate allowed per security (LIBOR + 100, 125, or 150 bps) on the regular auction date every 28 days. While we now earn premium interest rates on the investments, until the auctions are successful the investments are not liquid. In the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. During the fourth quarter of fiscal 2007, we also recorded an unrealized loss on these securities of $2.5 million, with the offset recorded to other comprehensive income in our consolidated balance sheet. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be further required to adjust the carrying value of these investments and realize an impairment charge for an other than temporary decline in the fair values. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate that the lack of liquidity on these investments will affect our ability to operate our business as usual.

I.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	October 31,	October 31,
	2007	2006
	(In thousands)

Buildings and land	$199,686	$193,648
Furniture and equipment	217,037	214,167
Leasehold improvements and other	47,943	48,360

Property, plant and equipment, at cost	464,666	456,175
Accumulated depreciation	(284,129)	(272,091)

Property, plant and equipment, net	$180,537	$184,084

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2006, we sold corporate aviation assets and certain corporate real estate assets with a net book value of $19.0 million for $25.0 million, net of commissions, resulting in a gain of $6.0 million.

Depreciation and amortization expense related to property, plant and equipment totaled $29.1 million, $31.2 million, and $35.3 million, in fiscal 2007, 2006, and 2005, respectively.

During fiscal 2005, we sold our facility in Lindon, Utah, which had a net book value of $8.8 million, for $10.4 million.

J.	Goodwill and Intangible Assets

Goodwill

In the first quarter of fiscal 2007, we began operating and reporting our financial results based on four new product-related business unit segments based on information solution categories and a new business consulting segment. The new segments are:

•	Open platform solutions

•	Identity and security management

•	Systems and resource management

•	Workgroup

•	Business consulting

During fiscal 2007, we sold Salmon and signed an agreement to sell CTP Switzerland, which were the last two components of our business consulting segment, therefore eliminating the business consulting segment. Business consulting in fiscal 2006 and 2005 was also comprised of our Japan consulting group, which was sold in fiscal 2006.

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

The following table summarizes the allocation of goodwill from the old geographical segments to the new segments based on the relative fair values of the reporting units as of November 1, 2006:

	Americas	EMEA	Asia Pacific	Total
	(In thousands)

Open platform solutions	$35,565	$32,394	$7,960	$75,919
Identity and security management	14,120	62,576	10,640	87,336
Systems and resource management	72,688	30,023	525	103,236
Workgroup	104,766	29,075	8,513	142,354
Business consulting	—	15,856	—	15,856

Balance as of November 1, 2006	$227,139	$169,924	$27,638	$424,701

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill allocated to the new reporting segments as of October 31, 2007 is as follows:

		Identity and	Systems and
	Open Platform	Security	Resource		Business
	Solutions	Management	Management	Workgroup	Consulting	Total
	(In thousands)

Balance as of October 31, 2006	$75,919	$87,336	$103,236	$142,354	$15,856	$424,701
Senforce acquisition	—	—	17,728	—	—	17,728
RedMojo acquisition	—	—	7,554	—	—	7,554
Salmon impairment	—	—	—	—	(10,207)	(10,207)
Salmon disposition	—	—	—	—	(2,177)	(2,177)
CTP Switzerland impairment	—	—	—	—	(3,903)	(3,903)
SUSE purchase price tax adjustment	(4,442)	(5,182)	(6,416)	(8,637)	—	(24,677)
Adjustments	(878)	(1,012)	(1,300)	(1,648)	431	(4,407)

Balance as of October 31, 2007	$70,599	$81,142	$120,802	$132,069	$—	$404,612

Adjustments during fiscal 2007 decreased goodwill by $4.4 million. The adjustments were comprised principally of $4.9 million in tax-related adjustments partially offset by a $0.5 million increase in foreign currency adjustments. The $4.9 million tax adjustments were attributable to the SilverStream, Immunix, Ximian, Tally and Senforce acquisitions and related to the reversal of deferred tax asset valuation allowances for acquired net operating loss carryforwards that were utilized by taxable income generated in fiscal 2007.

During the first quarter of fiscal 2007, we determined that it was more likely than not that Salmon would be sold, which required us to test the $11.9 million of goodwill related to Salmon for impairment. Using an estimate of proceeds to be received upon sale as an indicator of Salmon’s fair value, we determined that $10.2 million of Salmon’s goodwill had become impaired, and was, therefore, written off during the quarter. The Salmon sale was completed during the second quarter of fiscal 2007 and resulted in the write-off, included as a component of the gain on sale calculation, of the remaining $2.2 million of goodwill that was related to Salmon.

During the fourth quarter of fiscal 2007, we entered into an agreement to sell our CTP Switzerland subsidiary. As a result of this agreement, we tested the $3.9 million of goodwill related to CTP Switzerland, the last remaining component of the Business Consulting reporting unit. Using an estimate of proceeds to be received upon sale as an indicator of CTP Switzerland’s fair value, we determined that the entire $3.9 million of goodwill was impaired, and was, therefore, written off during the quarter as a component of the loss on discontinued operations in the consolidated statements of operations. The CTP Switzerland sale is anticipated to close during the first quarter of fiscal 2008.

During the fourth quarter of fiscal 2007, the German tax authorities issued new guidance conforming to German Supreme Court rulings that resulted in: 1) the valuation allowance being removed on deferred tax assets related to net operating losses acquired as part of the SUSE acquisition, and 2) a reduction in tax reserves, goodwill by $24.7 million.

On August 1, 2007, 2006 and 2005, we performed our annual goodwill impairment test under SFAS No. 142. To estimate the fair value of our reporting units, management made estimates and judgments about future cash flows based on assumptions that are consistent with both short-term and long-range plans used to manage the business. We also considered factors such as our market capitalization in assessing the fair value of the reporting units. Based on the results of our analyses, we determined that no goodwill impairment existed in any of our reporting units for any year reported as a result of the annual impairment test. This process requires subjective judgment at many points throughout the analysis. Changes in reporting units, and changes to the estimates used in the analyses, including estimated future cash flows, could cause one or more of the reporting units or indefinite-lived intangibles to be

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valued differently in future periods. It is at least reasonably possible that future analysis could result in a non-cash goodwill impairment charge and the amount could be material.

Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization:

	October 31, 2007			October 31, 2006
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value	Asset Lives
	(In thousands)

Developed technology	$34,033	$(26,203)	$7,830	$30,929	$(21,128)	$9,801	3 – 4 years
Trademarks and trade names	24,731	(419)	24,312	24,731	(131)	24,600	3 years – indefinite
Customer/contractual relationships	18,811	(17,393)	1,418	23,002	(17,381)	5,621	3 years
Internal use software	5,057	(5,045)	12	5,193	(4,921)	272	3 years
Non-compete agreement	—	—	—	422	(312)	110	3 years

Total intangible assets	$82,632	$(49,060)	$33,572	$84,277	$(43,873)	$40,404

During the first quarter of fiscal 2007, we acquired developed technology of $2.4 million related to the acquisition of RedMojo, which has been integrated into our systems and resource management products. During the second quarter of fiscal 2007, we acquired developed technology for $0.9 million, which has been integrated into our identity and security management products. During the fourth quarter of fiscal 2007, we acquired developed technology of $2.0 million and $0.5 million of customer relationships related to the acquisition of Senforce, which has been integrated into our systems and resource management products.

As discussed above under the “Goodwill” subheading, during fiscal 2007, we reviewed other long-lived assets related to Salmon for impairment. This review resulted in the determination that $0.5 million of customer/contractual relationship intangible assets and $0.1 million of non-compete agreement intangible assets had become impaired and, therefore, were written off during fiscal 2007.

During fiscal 2006, we purchased developed technology for $1.2 million, which was integrated into our workgroup products, and we recorded $0.4 million for trademarks, $3.6 million for customer relationships, and $6.9 million for developed technology related to the acquisition of e-Security. During fiscal 2006, we also contributed our patent portfolio towards our 20% ownership interest in OIN. At the time of the contribution, these patents, which we acquired for $15.5 million, had a net book value of $14.1 million.

Developed technology at October 31, 2007 related primarily to the systems and resource management product line as a result of our acquisitions of Senforce, RedMojo, and Tally and to our identity and security management product line from the e-Security acquisition. Trademarks and trade names at October 31, 2007 related primarily to the SUSE and e-Security individual product names, which we continue to use. Customer/contractual relationships at October 31, 2007 related primarily to the customers we acquired as a part of our acquisitions of Senforce, e-Security, and Tally. Internal use software at October 31, 2007 related to certain build tools we acquired through our acquisition of SUSE and e-Security.

We analyze our intangible assets periodically for indicators of impairment. During fiscal 2007, as part of our periodic review of intangible assets, we determined that e-Security’s financial performance declined significantly and that its estimated future undiscounted direct cash flows would not be sufficient to cover the carrying value of its intangible assets. We used discounted cash flow models to estimate the value of e-Security’s intangible assets and determined that $2.5 million, $1.3 million and $0.1 million of e-Security’s developed technology, customer relationship and trade name intangible assets, respectively, had become impaired. These intangible assets were

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

written down and the related charges were recorded as a component of operating expense in the consolidated statements of operations during fiscal 2007. The entire $3.9 million impairment charge related to the identity and security management operating segment.

During fiscal 2006, we determined that $1.2 million of our trademarks and trade names related to our acquisition of Ximian were impaired as they were no longer being utilized and no longer had any value. These trademarks and trade names were written off and the related charge recorded as a component of operating expense in the consolidated statement of operations.

During fiscal 2005, we also determined that $0.7 million of our trademarks and trade names related to the acquisition of SilverStream were impaired as they were no longer being utilized and no longer had any value. These trademarks and trade names were written off and the related charge recorded as a component of operating expense in the consolidated statement of operations. During fiscal 2005, we also determined that internal use software intangible assets related to the acquisition of SUSE with a net book value of $0.8 million were fully impaired. The fair value was determined based on the fact that this software, as well as a similar product from a competitor, is now both available for free to the general public and the related technology is not proprietary to either us or the competitor. This internal use software intangible asset was written off and the related charge recorded as a component of product development in the operating expenses section of the consolidated statement of operations. In addition, during fiscal 2005, we determined that $0.4 million of our intangible assets, primarily internal use software, were no longer being utilized. Therefore, the intangible assets were written off in fiscal 2005.

Amortization expense on intangible assets was $8.4 million, $12.8 million, and $14.0 million in fiscal 2007, 2006, and 2005, respectively. Amortization of intangible assets is estimated to be approximately $5.4 million in fiscal 2008, $3.2 million in fiscal 2009, and $0.8 million in fiscal 2010, with nothing thereafter.

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

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax expense attributable to continuing operations consist of the following:

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2007	2006	2005
	(In thousands)

Income tax expense
Current:
Federal	$18,652	$14,846	$52,439
State	1,175	1,612	3,200
Foreign	7,857	10,525	30,306

Total current income tax expense	27,684	26,983	85,945

Deferred:
Federal	276	133	475
State	—	—	—
Foreign	6,731	(4,474)	192

Total deferred income tax expense (benefit)	7,007	(4,341)	667

Total income tax expense from continuing operations	$34,691	$22,642	$86,612

Differences between the U.S. statutory and effective tax rates are as follows:

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2007	2006	2005

U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	4.2	0.8	3.9
Research and development tax credits	(66.6)	(4.9)	(1.0)
Foreign income taxed at different rates than U.S. statutory rate	80.5	(9.8)	6.6
Valuation allowances	324.6	58.9	(26.2)
Stock-based compensation	35.9	11.9	—
Adjustments to prior year tax provisions	—	(6.5)	—
Loss on sale of foreign subsidiaries	—	9.3	—
Non-recurring tax benefit	—	(15.5)	—
Other, net	(1.4)	4.1	0.6

Effective tax rate on continuing operations	412.2%	83.3%	18.9%

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Domestic and foreign components of income from continuing operations and before taxes are as follows:

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2007	2006	2005
	(In thousands)

Domestic	$(15,278)	$6,098	$450,491
Foreign	23,693	21,082	6,932

Total income from continuing operations, before taxes	$8,415	$27,180	$457,423

Cash paid for income taxes	$10,272	$14,829	$20,918

The components of deferred tax assets at October 31, 2007 and 2006 are as follows:

	October 31,	October 31,
	2007	2006
	(In thousands)

Deferred income taxes:
Deferred tax assets:
Accruals	$38,822	$26,631
Capital loss carryforward	42,881	54,526
Credit carryforwards	168,140	149,718
Net operating loss carryforwards	155,808	162,047
Investment impairments	21,792	23,035
Receivable valuation accounts	984	1,478
Stock-based compensation expense	14,970	9,872
Other items	11,225	9,015

Gross deferred tax assets	454,622	436,322
Valuation allowance	(408,422)	(391,998)

Total deferred tax assets	46,200	44,324

Deferred tax liabilities:
Depreciation	(3,944)	(4,037)
Foreign earnings	(25,352)	(36,125)
Intangibles from acquisitions	(3,269)	(3,578)

Total deferred tax liabilities	(32,565)	(43,740)

Net deferred tax assets (liabilities)	$13,635	$584

Due to the utilization of a significant amount of our net operating loss carryforwards during fiscal 2005, substantially all of the tax benefit received from the use of our remaining net operating loss carryforwards to offset U.S. taxable income in 2007 and 2006 was credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefit associated with stock-based compensation is also credited to additional paid-in capital. In connection with our adoption of SFAS No. 123(R), we elected to follow the tax ordering rules to determine the sequence in which deductions and net operating loss carryforwards are utilized. Accordingly, during fiscal 2007, a tax benefit relating to stock options of $13.1 million was credited to additional paid-in capital and a benefit of $4.9 million was credited to goodwill. During fiscal 2006, a tax benefit relating to stock options of $15.3 million was credited to additional paid-in capital and a benefit of $6.6 million was credited to goodwill.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with applicable accounting standards, we regularly assess our ability to realize our deferred tax assets. Assessments of the realization of deferred tax assets require that management consider all available evidence, both positive and negative, and make significant judgments about many factors, including the amount and likelihood of future taxable income. Based on all the available evidence, we continue to believe that it is more likely than not that our remaining U.S. net deferred tax assets, and certain foreign deferred tax assets, are not currently realizable. As a result, we continue to provide a full valuation allowance on our U.S. net deferred tax assets and certain foreign deferred tax assets. The valuation allowance on deferred tax assets increased by $16.4 million in fiscal 2007 primarily due to stock-based compensation and other originating assets, new acquisitions and changes in our deferred tax liabilities. The valuation allowance was reduced by approximately $18 million as a result of a favorable interpretation of tax law in a foreign jurisdiction that made it more likely than not that the use of tax net operating losses would be sustained. This benefit was credited to goodwill.

As of October 31, 2007, we had unrestricted U.S. net operating loss carryforwards for federal tax purposes of approximately $39.9 million. Substantially all of the benefit of the use of these loss carryforwards will be recorded as a credit to additional paid-in capital. If not utilized, these carryforwards will expire in fiscal years 2023 through 2025. Additionally, we had $231.0 million in net operating loss carryforwards from acquired companies that will expire in years 2018 through 2026. These loss carryforwards from acquired companies can be utilized to offset future taxable income, but are subject to certain annual limitations. The benefit of the use of these loss carryforwards will be recorded to first reduce goodwill relating to the acquisition, second to reduce other non-current intangible assets relating to the acquisition, and third to reduce income tax expense. In addition, we have approximately $181.0 million of foreign loss carryforwards, of which $0.9 million, $4.0 million, and $9.2 million are subject to expiration in years 2008, 2009, and 2010-2014 respectively. The remaining losses do not expire. We have $111.2 million in capital loss carryforwards, which, if not utilized, will expire in fiscal years 2008 through 2011. We have foreign tax credit carryforwards of $43.4 million that expire between 2009 and 2017, general business credit carryforwards of $104.9 million that expire between 2010 and 2027, and alternative minimum tax credit carryforwards of $11.2 million that do not expire. We also have various state net operating loss and credit carryforwards that expire in accordance with the respective state statutes.

As of October 31, 2007, deferred tax assets of approximately $35.6 million pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. If realized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders’ equity. Additionally, deferred tax assets of $95.4 million relate to acquired entities. These acquired deferred tax assets are subject to limitation under the change of ownership rules of the Internal Revenue Code and have a full valuation allowance. Approximately $72.6 million of future tax benefit relating to these deferred tax assets will be recorded to first reduce goodwill relating to the acquisition, second to reduce other non-current intangible assets relating to the acquisition, and third to reduce income tax expense.

We have permanently reinvested the earnings of several of our foreign subsidiaries. Accordingly, we have not provided deferred income taxes on the excess of the book basis over the tax outside basis in the stock of these foreign subsidiaries.

During fiscal 2006, we received a one-time tax benefit of $4.2 million from the Internal Revenue Service relating to net operating loss carrybacks made possible under the “Job Creation and Worker Assistance Act of 2002.” We continue to evaluate our tax reserves under SFAS No. 5, “Accounting for Contingencies,” which requires us to accrue for losses we believe are probable and can be reasonably estimated. During fiscal 2007, we reduced our tax contingency reserves by a net $8.7 million, primarily due to the fact that we closed tax audits with several non-U.S. foreign tax authorities relating to certain prior tax periods. A portion of the reduction in SFAS No. 5 contingency reserves required cash payments to foreign jurisdictions. We reduced our tax reserves by approximately $7 million due to a favorable interpretation of a tax law in a foreign jurisdiction that made it probable that a tax position would be sustained. The benefit related to the favorable interpretation of tax law was credited to goodwill. The amount reflected in the consolidated balance sheet at October 31, 2007 is considered adequate based

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on our assessment of many factors including: results of tax audits, past experience and interpretations of tax law applied to the facts of each matter. It is reasonably possible that our tax reserves could be increased or decreased in the near term based on these factors.

L.  Other Accrued Liabilities

Other accrued liabilities consist of the following:

	October 31,	October 31,
	2007	2006
	(In thousands)

Restructuring reserves	$30,685	$13,821
Accrued property and other taxes	16,170	14,920
Other accrued expenses	43,640	50,440
Merger liabilities	13,050	14,644
Accrued marketing expenses	10,514	6,348
Accrued royalties	8,791	5,781
Accrued interest and dividends	—	883

Total other accrued liabilities	$122,850	$106,837

M.  Restructuring Expenses

Fiscal 2007

During fiscal 2007, we recorded net restructuring expenses of $43.1 million, of which $43.3 million related to restructuring activities recognized during fiscal 2007 and $0.2 million related to net releases of previously recorded restructuring liabilities. The fiscal 2007 restructuring action is a continuation of the restructuring plan that we began implementing during the fourth quarter of fiscal 2006 and continued throughout fiscal 2007. This restructuring plan relates to efforts to restructure our business to improve profitability. These efforts center around three main initiatives: (1) improving sales model and sales staff specialization; (2) integrating our product development approach and balancing between on and offshore development locations; and (3) improving administrative and support functions. Specific actions taken during fiscal 2007 included reducing our workforce by 619 employees in sales, professional services, general and administrative, operations, product development, marketing, and technical support. These reductions occurred in most geographic locations and levels of the organization. Total restructuring expenses by operating segment were as follows: $28.6 million in corporate operating costs not allocated to our operating segments, $5.5 million in identity and security management, $5.4 million in workgroup, $2.2 million in systems and resource management, and $1.6 million in open platform solutions.

The following table summarizes the activity during fiscal 2007 related to this restructuring:

			Other
	Severance and	Excess	Restructuring-
	Benefits	Facilities	Related Costs	Total
		(In thousands)

Original reserve	$38,796	$4,238	$289	$43,323
Cash payments	(17,383)	(1,988)	(273)	(19,644)
Non-cash adjustments	(103)	(149)	(2)	(254)

Balance at October 31, 2007	$21,310	$2,101	$14	$23,425

The remaining unpaid balance as of October 31, 2007 is for severance, which will be paid over the next twelve months, and lease costs for redundant facilities, which will be paid over the respective contractual period.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fiscal 2006 restructuring expenses related to efforts to restructure our business to improve profitability, as discussed above. Specific actions taken during fiscal 2006 included reducing our workforce by 24 employees, exiting a facility and liquidating two legal entities.

The following table summarizes the activity during fiscal 2006 related to this restructuring:

			Other
	Severance and	Excess	Restructuring-
	Benefits	Facilities	Related Costs	Total
	(In thousands)

Original reserve	$3,420	$606	$163	$4,189
Cash payments	(323)	(591)	(35)	(949)

Balance at October 31, 2006	3,097	15	128	3,240
Cash payments	(2,811)	(15)	(88)	(2,914)
Non-cash adjustments	(286)	—	—	(286)

Balance at October 31, 2007	$—	$—	$40	$40

As of October 31, 2007, the remaining unpaid balance is for various fees related to the liquidation of two legal entities, which will be paid out when the liquidations are completed.

Fiscal 2005

During fiscal 2005, we recorded net restructuring expenses of $57.7 million, of which $53.6 million related to restructuring activity recognized during fiscal 2005 and $5.3 million related to adjustments to previously recorded merger liabilities to adjust lease accruals, less a net release of $1.2 million related to an adjustment of prior period restructuring liabilities. The adjustments to the merger liabilities have been recorded in the statement of operations since the changes have occurred outside the relevant purchase price allocation period. These restructuring expenses related to our continuing efforts to restructure our business to improve profitability and to focus on Linux and identity-driven computing. Specific actions taken included reducing our workforce by 817 employees.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to this restructuring:

			Other
	Severance and	Excess	Restructuring-
	Benefits	Facilities	Related Costs	Total
	(In thousands)

Original reserve	$45,763	$7,364	$477	$53,604
Cash payments	(17,271)	(913)	(218)	(18,402)

Balance at October 31, 2005	28,492	6,451	259	35,202
Cash payments	(25,438)	(4,022)	(202)	(29,662)
Non-cash adjustments	(1,721)	1,437	—	(284)

Balance at October 31, 2006	1,333	3,866	57	5,256
Cash payments	(479)	(353)	24	(808)
Non-cash adjustments	380	(106)	14	288

Balance at October 31, 2007	$1,234	$3,407	$95	$4,736

As of October 31, 2007, the remaining unpaid balances include accrued liabilities related to severance benefits which will be paid out once the related litigation has been resolved, and lease costs for redundant facilities which will be paid over the respective remaining contract terms.

Fiscal 2004

During fiscal 2004, we recorded net restructuring expenses of $19.1 million. These restructuring expenses were in response to the evolution of our business strategy to develop a competitive position in the Linux market. This strategy included plans to support the Linux operating system in addition to the NetWare operating system, by offering our products and services that run on Linux, NetWare and other platforms. The acquisitions of Ximian and SUSE were direct results of the evolution in our business strategy. These changes were made to address market penetration for Linux and NetWare and to address NetWare revenue declines. Specific actions taken included reducing our workforce by 136 employees during fiscal 2004. In addition, we consolidated facilities, resulting in the closure of two sales facilities and the disposal of excess equipment and tenant improvements.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to this restructuring:

	Severance and	Excess
	Benefits	Facilities	Total
	(In thousands)

Original reserve	$12,910	$6,152	$19,062
Cash payments	(8,252)	(3,645)	(11,897)

Balance at October 31, 2004	4,658	2,507	7,165
Cash payments	(2,716)	(1,109)	(3,825)
Non-cash adjustments	(699)	59	(640)

Balance at October 31, 2005	1,243	1,457	2,700
Cash payments	(1,012)	(1,067)	(2,079)
Non-cash adjustments	(231)	487	256

Balance at October 31, 2006	—	877	877
Cash payments	—	(482)	(482)
Non-cash adjustments	—	(100)	(100)

Balance at October 31, 2007	$—	$295	$295

As of October 31, 2007, the remaining balance of the fiscal 2004 restructuring expenses included accrued liabilities related to lease costs for redundant facilities, which will be paid over the respective remaining contract terms.

Fiscal 2003

During the third quarter of fiscal 2003, we recorded a pre-tax restructuring expense of approximately $27.8 million resulting from the restructuring of our operations in response to changes in general market conditions, changing customer demands, and the evolution of our business strategy relative to the identity-driven computing areas of our business and our revised strategy. This strategy includes plans to support Linux in addition to NetWare, by offering our products and services that run on both NetWare and Linux platforms. These changes in strategy and company structure were made to address the current revenue declines. Specific actions taken included reducing our workforce worldwide by approximately 600 employees (approximately 10%). In addition, we consolidated facilities, and disposed of excess equipment.

During the fourth quarter of fiscal 2003, we accrued an additional $10 million related to the completion of restructuring activities that were part of the previous quarter’s plan of restructuring. The additional accrual relates mainly to the severance of approximately 100 employees and the closing of excess facilities.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to this restructuring:

		Excess
		Facilities,	Other
	Severance and	Property and	Restructuring-
	Benefits	Equipment	Related Costs	Total
	(In thousands)

Original reserve	$20,287	$5,778	$1,729	$27,794
Cash payments	(17,163)	(3,079)	(423)	(20,665)
Non-cash adjustments	3,755	5,735	536	10,026

Balance at October 31, 2003	6,879	8,434	1,842	17,155
Cash payments	(7,462)	(5,911)	—	(13,373)
Non-cash adjustments	876	—	—	876

Balance at October 31, 2004	293	2,523	1,842	4,658
Cash payments	(75)	(1,458)	(6)	(1,539)
Non-cash adjustments	(218)	2,056	(1,826)	12

Balance at October 31, 2005	—	3,121	10	3,131
Cash payments	—	(1,343)	(10)	(1,353)
Non-cash adjustments	—	434	—	434

Balance at October 31, 2006	—	2,212	—	2,212
Cash payments	—	(1,160)	—	(1,160)
Non-cash adjustments	—	(60)	—	(60)

Balance at October 31, 2007	$—	$992	$—	$992

As of October 31, 2007, the remaining balance of the fiscal 2003 restructuring expense included accrued liabilities related to redundant facilities, which will be paid over the respective remaining contract terms.

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

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the second quarter fiscal 2002 restructuring:

		Excess
		Facilities,	Other
	Severance and	Property and	Restructuring-
	Benefits	Equipment	Related Costs	Total
	(In thousands)

Original reserve	$14,748	$5,146	$492	$20,386
Cash payments	(9,172)	(925)	(42)	(10,139)
Non-cash adjustments	(1,318)	—	(150)	(1,468)

Balance at October 31, 2002	4,258	4,221	300	8,779
Cash payments	(3,152)	(4,460)	—	(7,612)
Non-cash adjustments	(100)	4,381	—	4,281

Balance at October 31, 2003	1,006	4,142	300	5,448
Cash payments	(1,006)	(2,216)	(41)	(3,263)
Non-cash adjustments	—	1,597	817	2,414

Balance at October 31, 2004	—	3,523	1,076	4,599
Cash payments	—	(1,261)	(262)	(1,523)
Non-cash adjustments	—	1,398	(777)	621

Balance at October 31, 2005	—	3,660	37	3,697
Cash payments	—	(1,424)	(37)	(1,461)
Non-cash adjustments	—	—	—	—

Balance at October 31, 2006	—	2,236	—	2,236
Cash payments	—	(937)	—	(937)
Non-cash adjustments	—	(102)	—	(102)

Balance at October 31, 2007	$—	$1,197	$—	$1,197

As of October 31, 2007, the remaining balance of the second quarter 2002 restructuring expense included redundant facilities, which will be paid over the respective remaining contract terms.

The following table summarizes the merger liabilities balance and activity during fiscal 2007:

	Balance at	Additions		Balance at
	October 31,	from	Payments/	October 31,
	2006	Acquisitions	Adjustments	2007
	(In thousands)

Facilities related	$14,457	$—	$(1,732)	$12,725
Employee related	85	—	(85)	—
Other	102	216	7	325

Total merger liabilities	$14,644	$216	$(1,810)	$13,050

N.  Line of Credit

We have a $20.0 million bank line of credit available for letter of credit purposes. At October 31, 2007, there were standby letters of credit of $14.7 million outstanding under this line, all of which are collateralized by cash. The bank line of credit expires on April 1, 2008. The bank line of credit is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. We are in full

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compliance with all the financial covenants and restrictions contained in this credit agreement. In addition, at October 31, 2007, we had outstanding letters of credit of an insignificant amount at other banks.

O.  Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which responded to a diversity in practice of how SFAS No. 143, “Accounting for Asset Retirement Obligations,” was being implemented. Specifically, FIN 47 recognized that, when uncertainty about the timing and/or settlement method existed, some entities were recognizing the fair value of asset retirement obligations (“AROs”) prior to retirement of the asset, while others were recognizing the fair value of the obligation only when it was probable that the asset would be retired on a specific date or when the asset was actually retired. FIN 47 clarified that the uncertainty surrounding the timing and method of settlement when settlement is conditional on a future event occurring should be reflected in the measurement of the liability, not in the recognition of the liability. AROs must be recognized even though uncertainty may exist about the timing or method of settlement and therefore a liability should be recognized when the ARO is incurred. We adopted FIN 47 on May 1, 2006. FIN 47 requires an entity to recognize the cumulative effect of initially applying FIN 47 as a change in accounting principle.

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

Upon adoption, we recorded an increase to leasehold improvements within our fixed assets of $0.9 million, an increase to accrued liabilities of $1.8 million and an expense recorded as a cumulative effect of implementing this accounting change of $0.9 million. The liability for AROs recorded as of October 31, 2007 is consistent with the liability recorded at October 31, 2006 and approximates the liability that would have been recorded as of October 31, 2005.

P.  Senior Convertible Debentures

On July 2, 2004, we issued and sold $600 million aggregate principal amount of senior convertible debentures (“Debentures”) due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2005. Each $1,000 principal amount of Debentures is convertible, at the option of the holders, into approximately 86.79 shares of our common stock prior to July 15, 2024 if (1) the price of our common stock trades above 130% of the conversion price for a specified duration, (2) the trading price of the Debentures is below a certain threshold, subject to specified exceptions, (3) the Debentures have been called for redemption, or (4) specified corporate transactions have occurred. None of the conversion triggers have been met as of October 31, 2007. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $11.52 per share. Holders of the Debentures may require us to repurchase all or a portion of their Debentures on July 15, 2009, July 15, 2014 and July 15, 2019, or upon the occurrence of certain events including a change in control. We may redeem the Debentures for cash beginning on or after July 20, 2009.

The Debentures were sold to an “accredited investor” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial investor offered and resold the Debentures to “qualified institutional buyers” under Rule 144A of the Securities Act. In connection with the issuance of the Debentures, we agreed to file a shelf registration statement with the SEC for the resale of the Debentures and the common stock issuable upon conversion of the Debentures and use our reasonable best efforts to cause it to become effective, within an agreed-upon period. We also agreed to periodically update the shelf registration and to keep it effective until the

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earlier of the date the Debentures or the common stock issuable upon conversion of the Debentures is eligible to be sold to the public pursuant to Rule 144(k) of the Securities Act or the date on which there are no outstanding registrable securities. We filed the shelf registration statement and it became effective within the initial required period. As of October 31, 2007, the common stock issuable upon the conversion of the Debentures was eligible for sale to the public under Rule 144(k). Accordingly, we are no longer obligated to maintain the shelf registration statement. We have evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that none of these features should be separately accounted for as derivatives.

In connection with the issuance of the Debentures, we incurred $14.9 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders can require repurchase of the Debentures, which is July 15, 2009. Amortization expense related to the issuance costs was $3.0 million for each of the fiscal years ended October 31, 2007 and 2006.

Due to the voluntary review of our historical stock-based compensation practices that was announced in August 2006 and not completed until May 2007, we did not file our third quarter fiscal 2006 Form 10-Q, fiscal 2006 Form 10-K, and first quarter fiscal 2007 Form 10-Q in a timely manner. In September 2006, we received a letter from Wells Fargo Bank, N.A., the trustee of our Debentures, which asserted that we were in default under the indenture because of the delay in filing our Form 10-Q for the period ended July 31, 2006. The letter stated that the asserted default would not become an “event of default” under the indenture if we cured the default within 60 days after the date of the notice. We believe that this above-mentioned notice of default was invalid and without merit because the indenture only requires us to provide the trustee copies of SEC reports within 15 days after such filings are actually made. However, in order to avoid the expense and uncertainties of further disputing whether a default under the indenture had occurred, we solicited consents from the holders of the Debentures to proposed amendments to the indenture that would give us until Thursday, May 31, 2007 to become current in our SEC reporting obligations and a waiver of rights to pursue remedies available under the indenture with respect to any default caused by our not filing SEC reports timely. On November 9, 2006, we received consents from the holders of the Debentures, and therefore we and the trustee entered into a first supplemental indenture implementing the proposed amendments described in the consent solicitation statements. Under the terms of the consent solicitation and first supplemental indenture, we are paying an additional 7.3% per annum, or $44.0 million, in special interest on the Debentures from November 9, 2006 to, but excluding November 9, 2007. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), since the change in the terms of the Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification of debt and not an extinguishment of debt, and therefore the additional $44.0 million of special interest payments is expensed over the period from November 9, 2006 through July 15, 2009, the date the Debentures are first callable by either party. During the period of November 9, 2006 through July 15, 2009, the new effective interest rate on this debt, including the $44.0 million, is 3.2%. The $44.0 million is being paid as special interest payments over three periods; the first payment of $8.1 million occurred in January 2007. The next payment of $22.0 million occurred in July 2007 and the final payment of $13.9 million will occur in January 2008. During fiscal 2007, we incurred interest expense of $19.0 million related to the Debentures and made cash payments for interest of $33.1 million. In addition, we expensed approximately $1.5 million in fees paid to Citigroup for work performed on the consent process. On May 25, 2007, we filed our delinquent reports bringing us current with our SEC reporting obligations.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Q.  Guarantees

We have provided a guarantee to a foreign taxing authority in the amount of $3.7 million related to a foreign tax audit. It is expected that the terms of the foreign tax audit guarantee will continue until the conclusion of the audit. In addition, at October 31, 2007 we have provided guarantees in the amount of $1.4 million, in total, to vendors of our foreign subsidiaries to guarantee payments on contracts. We have also provided other guarantees of insignificant amounts for various purposes.

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

R.  Commitments and Contingencies

As of October 31, 2007, we have various operating leases related to our facilities. These leases have minimum annual lease commitments of $27.7 million in fiscal 2008, $21.1 million in fiscal 2009, $14.8 million in fiscal 2010, $12.2 million in fiscal 2011, $10.8 million in fiscal 2012, and $38.4 million thereafter. Furthermore, we have $30.5 million of minimum rentals to be received in the future from subleases.

Rent expense, net of sublease rental income, for operating and month-to-month leases was $16.7 million, $18.5 million, and $23.3 million, in fiscal 2007, 2006, and 2005, respectively.

S.  Legal Proceedings

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

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 12, 2004, we filed suit against Microsoft in the U.S. District Court, District of Utah. We are seeking treble and other damages under the Clayton Act, based on claims that Microsoft eliminated competition in the office productivity software market during the time that we owned the WordPerfect word-processing application and the Quattro Pro spreadsheet application. Among other claims, we allege that Microsoft withheld certain critical technical information about Windows from us, thereby impairing our ability to develop new versions of WordPerfect and other office productivity applications, and that Microsoft integrated certain technologies into Windows designed to exclude WordPerfect and other Novell applications from relevant markets. In addition, we allege that Microsoft used its monopoly power to prevent original equipment manufacturers from offering WordPerfect and other applications to customers. On June 10, 2005, Microsoft’s motion to dismiss the complaint was granted in part and denied in part. On September 2, 2005, Microsoft sought appellate review of the District Court’s denial of its motion. On October 15, 2007, the U.S. Fourth Circuit Court of Appeals affirmed the District Court’s ruling, thereby allowing Novell to proceed with the remaining claims against Microsoft. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

On January 20, 2004, the SCO Group, Inc. filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. Upon our motion the action was removed to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. Our answer set forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. On February 3, 2006, SCO filed a Second Amended Complaint alleging that we had violated supposed non-competition provisions of the agreement under which we sold certain UNIX-related assets to SCO, that we infringe SCO’s copyrights, and that we are engaging in unfair competition by attempting to deprive SCO of the value of the UNIX technology. SCO sought to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and to cause us to pay actual, special and punitive damages in an amount to be proven at trial. As a result of SCO’s Second Amended Complaint, SUSE filed a demand for arbitration before the International Court of Arbitration in Zurich, Switzerland, pursuant to a “UnitedLinux Agreement” in which SCO and SUSE were parties. On August 10, 2007, the U.S. District Court Judge issued a Memorandum Decision and Order that granted Novell summary judgment against SCO on significant issues in the litigation. The District Court determined that we own the UNIX copyrights and dismissed certain of SCO’s claims against us. In addition, the Court ruled that we were entitled to a share of certain royalties SCO had received from Sun Microsystems, Inc. and Microsoft through their licenses with SCO. Prior to the commencement of the trial before the U.S. District Court, SCO filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Novell has since obtained an order from the bankruptcy court allowing us to proceed with the trial for the purpose of determining how much is owed to Novell from the license royalties and to determine whether SCO had authority to enter into the Sun and Microsoft agreements. No trial date has been set. Hearings before the International Court Tribunal in connection with the SUSE Arbitration matter have been stayed by the Court in the SCO bankruptcy case. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material effect on our financial position, results of operations or cash flows.

On July 12, 2002, Amer Jneid and other related plaintiffs filed a complaint in the Superior Court of California, Orange County, alleging claims for breach of contract, fraud in the inducement, misrepresentation, infliction of emotional distress, rescission, slander and other claims against us in connection with our purchase of so-called “DeFrame” technology from the plaintiffs and two affiliated corporations (TriPole Corporation and Novetrix), and employment agreements Novell entered into with the plaintiffs in connection with the purchase. The complaint sought unspecified damages, including “punitive damages.” The dispute (resulting in these claims) arises out of the plaintiffs’ assertion that we failed to properly account for license distributions which the plaintiffs claim would have

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entitled them to certain bonus payouts under the purchase and employment agreements. After a lengthy jury trial in January 2007, the jury returned a verdict in favor of the various plaintiffs on certain contract claims and in favor of us on various remaining claims. As a result of the verdict, a judgment was entered against us on August 27, 2007 in the amount of $19.0 million plus an additional $4.5 million in prejudgment interest. In addition, the Court has awarded plaintiffs attorneys fees and costs related to the litigation. We have filed and intend to file Notices of Appeal of the judgment and the related orders to the California Court of Appeals. We believe we have strong legal arguments that will likely result in reversal of the judgment and the lower court’s orders. Although Novell believes that settlement is also a possibility, Novell has accrued $27 million for this matter. We have filed various Notices of Appeal from the referenced judgment and related orders and will pursue these appeals before the California Court of Appeals. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position or results of operations.

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

T.  Redeemable Preferred Stock

On March 23, 2004, we entered into a definitive agreement with IBM in connection with IBM’s previously announced $50 million investment in Novell. The primary terms of the investment were negotiated in November 2003 and involved the purchase by IBM of 1,000 shares of our Series B redeemable preferred stock (“Series B Preferred Stock”) that are convertible into 8 million shares of our common stock at a conversion price of $6.25 per common share. The Series B Preferred Stock was entitled to a dividend of 2% per annum, payable quarterly in cash. Dividends on the Series B Preferred Stock during fiscal 2006 and 2005 amounted to $0.2 million and $0.5 million, respectively.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

U.  Stockholders’ Equity

Preferred Share Rights Agreement

In December 1988, the Board of Directors adopted a Preferred Share Rights Agreement. This plan was most recently amended in September 1999 and expired on November 21, 2006. The plan provided for a dividend of rights, which could not be exercised until certain events occurred, to purchase shares of our Series A Preferred Stock. Each common stockholder of record had one right for each share of common stock owned. This plan was adopted to ensure that all of our stockholders receive fair value for their common stock in the event a third party proposes to acquire us and to guard against coercive tactics to gain control of us without offering fair value to our stockholders. In connection with the plan, we had 499,000 authorized shares of Series A Preferred Stock with a par value of $0.10 per share, none of which were issued or outstanding at October 31, 2007 or October 31, 2006.

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

Stock Award Plans

We currently have five broad-based stock award plans with options available for grant to employees and consultants, and one stock option plan with options available for grant to members of the Board of Directors. We typically grant nonstatutory options at fair market value on the date of grant. In addition, we also grant restricted stock purchase rights and restricted units. Our current practice is to grant nonstatutory options or restricted units to mid- and upper-management at time of hire. We also maintain an on-going annual grant program under which certain employees are eligible for consideration based on their past performance or future retention requirement. For the past two years restricted units have been used for the annual grant program. These plans are discussed in more detail below.

The 2000 Stock Plan and the 1991 Stock Plan

The 2000 Stock Plan (the “2000 Plan”), with an aggregate of 16 million shares of common stock reserved for issuance, provides for the grant of incentive stock options, nonstatutory stock options, restricted stock purchase rights and common stock equivalents (“CSE’s”) and was approved by stockholders in April 2000. Shares of common stock may also be issued under the 2000 Plan to satisfy our obligations under our Stock Based Deferred Compensation Plan. As of October 31, 2007, a total of 8,300,461 shares of common stock remained available for issuance pursuant to the 2000 Plan. The 1991 Stock Plan (the “1991 Plan”), with an aggregate of 80,277,765 shares of common stock reserved for issuance, provides for the grant of nonqualified stock options, restricted stock purchase rights, restricted units, stock appreciation rights and long-term performance awards and was most recently approved by the stockholders in March 1994. As of October 31, 2007, a total of 34,681,286 shares of common stock remained available for issuance pursuant to the 1991 Plan. Under both plans, options are granted at the fair market value of our common stock at the date of grant (defined in the plans as the closing price on the day prior to the grant

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date), generally vest over 48 months (although options have been granted that vest over 24 or 36 months), are exercisable upon vesting and expire either four, eight or ten years from the date of grant. Under both plans, restricted stock purchase rights have been granted providing for the sale of our common stock to certain employees at a purchase price of $0.10 per share. Shares of restricted common stock are subject to repurchase by us at the original purchase price until such time as they have vested. Grants of restricted stock generally vest over a three- or four-year period. There were 427,150 shares of outstanding restricted common stock that remained unvested and subject to repurchase at October 31, 2007. Under the 1991 Plan, restricted units may be granted to employees. These units vest annually over three years, annually over four years, or at the end of three years from their date of grant, have an exercise price of either $0 or $0.10 and are payable in common stock. Under the 2000 Plan, CSE’s may be issued to non-employee members of our Board of Directors, who elect to have all or a portion of their board retainer deferred through the purchase of CSE’s. The purchase price for CSE’s is equal to the fair market value of our common stock on the date of purchase (defined in the plan as the closing price on the day prior to the grant date). Participating board members who defer compensation into the award of CSE’s specify the future date such common stock equivalents will be converted into shares of our common stock.

The 2000 Nonqualified Stock Option Plan

The 2000 Nonqualified Stock Option Plan (the “2000 NQ Plan”), with an aggregate of 28 million shares of common stock reserved for issuance, provides for the grant of nonstatutory stock options. As of October 31, 2007, a total of 21,695,753 shares of common stock remained available for issuance pursuant to the 2000 NQ Plan. Under the 2000 NQ Plan, nonstatutory options are granted at the fair market value of our common stock at the date of grant (defined in the plan as the closing price on the day prior to the grant date), generally vest over 48 months (although options have been granted that vest over 24 months), are exercisable upon vesting and expire either four, eight or ten years from the date of grant.

The Novell/SilverStream 1997 Stock Option Plan

The Novell/SilverStream 1997 Stock Option Plan (the “SilverStream 1997 Plan”), with an aggregate of 12,530,883 shares of common stock reserved for issuance, after taking into account the retirement of 8,090,788 shares in January 2004 in connection with Novell’s 2003 stock option exchange program, provides for the grant of incentive stock options and nonstatutory stock options, was most recently approved by stockholders of SilverStream in May of 2002, and was assumed by us in July 2002 in connection with our acquisition of SilverStream. As of October 31, 2007, a total of 6,069,778 shares of common stock remained available for issuance pursuant to the SilverStream 1997 Plan. Under the SilverStream 1997 Plan, options are granted at the fair market value of our common stock at the date of grant (defined in the plan as the closing price on the day prior to the grant date). Options that had been granted prior to our acquisition of SilverStream were granted at the fair market value of SilverStream’s common stock at the date of grant and were converted to options to acquire our common stock based on the terms of the acquisition. Options generally vest over 48 months (although options had been granted before our acquisition of SilverStream that vest over 42 or 60 months), are exercisable upon vesting, and expire eight or ten years from the date of grant.

The Novell/SilverStream 2001 Stock Option Plan

The Novell/SilverStream 2001 Stock Option Plan (the “SilverStream 2001 Plan”), with an aggregate of 2,426,494 shares of common stock reserved for issuance, provides for the grant of nonstatutory stock options. We assumed the SilverStream 2001 Plan in July 2002 in connection with the acquisition of SilverStream. As of October 31, 2007, a total of 865,457 shares of common stock remain available for issuance pursuant to the SilverStream 2001 Plan. Under the SilverStream 2001 Plan, options are granted at the fair market value of our common stock at the date of grant. Options that had been granted prior to our acquisition of SilverStream were granted at the fair market value of SilverStream’s common stock at the date of grant and were converted to options

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to acquire our common stock based on the terms of the acquisition. Options generally vest over 48 months (although options had been granted before our acquisition of SilverStream that vest over 42 months), are exercisable upon vesting and expire eight or ten years from the date of grant.

The Stock Option Plan for Non-Employee Directors

The Stock Option Plan for Non-Employee Directors (the “Director Plan”), with an aggregate of 1,500,000 shares of common stock reserved for issuance, provides for two types of non-discretionary stock option grants to non-employee members of our Board of Directors: an initial grant of 30,000 options at the time a director is first elected or appointed to the Board, with options vesting annually over four years and exercisable upon vesting; and an annual grant of 15,000 options upon reelection to the Board, with options vesting annually over two years and exercisable upon vesting. Under the Director Plan, options are granted at the fair market value of our common stock at the date of grant (defined in the plans as the closing price on the day prior to the grant date). The Director Plan was approved by the stockholders in April 1996. As of October 31, 2007, a total of 1,152,000 shares of common stock remained available for issuance pursuant to the Director Plan. Options expire ten years from the date of grant.

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

A summary of the status of our stock award plans as of October 31, 2007, 2006 and 2005 is presented below.

	Fiscal 2007		Fiscal 2006		Fiscal 2005
		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Awards	Exercise Price	Awards	Exercise Price	Awards	Exercise Price
	(Number of awards in thousands)

Outstanding at beginning of year	42,657	$6.28	49,530	$6.72	46,126	$6.76
Granted:
Price at fair value	3,614	6.59	3,232	8.29	13,053	5.98
Price at less than fair value	5,730	0.00	5,706	0.10	520	0.10
Exercised	(5,839)	3.32	(9,406)	4.28	(4,431)	3.31
Cancelled:
Forfeited	(2,266)	3.38	(4,081)	7.10	(5,625)	7.37
Expired	(4,826)	8.59	(2,324)	9.79	(113)	6.92

Outstanding at end of year	39,070	$5.71	42,657	$6.28	49,530	$6.72

Exercisable at end of year	23,552	$7.35	29,181	$7.17	28,560	$6.51

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock awards outstanding at October 31, 2007:

	Awards Outstanding
		Weighted-		Awards Exercisable
	Number of	Average	Weighted-	Number of	Weighted-
	Awards	Remaining	Average	Awards	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(Number of awards in thousands)

$0.00 – $3.72	10,391	2.08	$0.63	2,193	$2.97
$3.75 – $5.02	4,730	3.62	4.53	4,730	4.53
$5.08 – $5.55	4,117	5.15	5.55	2,544	5.54
$5.62 – $6.35	3,519	6.11	6.13	1,322	6.16
$6.42 – $8.00	3,222	6.03	7.24	1,035	7.23
$8.02 – $9.06	1,586	6.00	8.44	627	8.41
$9.13 – $9.14	5,507	0.13	9.14	5,507	9.14
$9.19 – $10.63	3,333	2.48	9.67	3,071	9.69
$10.68 – $38.88	2,665	3.66	11.85	2,523	11.90

$0.00 – $38.88	39,070	3.30	$5.71	23,552	$7.35

The following table summarizes general information as of October 31, 2007:

	Fiscal 2007	Fiscal 2006
	(Number of shares and awards in thousands)

Awards available for future grants	33,714	35,970
Shares of common stock outstanding	350,610	343,363
Awards granted during the year as a percentage of outstanding common stock	3%	3%

During fiscal 2007, we provided a tender offer to certain of our employees, which provided them with a mechanism to cure potentially adverse tax consequences according to IRS Section 409A as a result of our internal stock option review, discussed in Note C. This tender offer resulted in 1,258,178 shares of previously granted awards being canceled and re-granted with a new grant date. All other grant agreement provisions remained the same as the original grant. These awards also maintained their previous unrecognized compensation expense and term.

Employee Stock Purchase Plan

In May 2003, the stockholders approved a 10.0 million share increase to our 1989 Employee Stock Purchase Plan (the “Purchase Plan”). As amended, we are now authorized to issue up to 34.0 million shares of our common stock to our employees who work at least 20 hours a week and more than five months a year. In May 2003, the Purchase Plan was further amended to limit the number of shares that can be purchased by employees during any fiscal year to 3.0 million shares. Under the terms of the Purchase Plan, there are two six-month offer periods per year, and employees can choose to have up to 10% of their salary withheld to purchase our common stock. The employee stock purchase plan was suspended in April 2005 and then amended in September 2005 to provide that the purchase price of the common stock is 95% of the fair market value of Novell’s common stock on the purchase date. The amended plan began in January 2006.

Under the Purchase Plan, we issued 0.3 million shares to employees in fiscal 2007, 0.1 million shares to employees in fiscal 2006, and 1.2 million shares to employees in fiscal 2005. This plan has approximately 4.6 million shares available for future issuance.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares Reserved for Future Issuance

As of October 31, 2007, there were 72,784,674 shares of common stock reserved for stock award exercises and releases, 4,588,743 shares of common stock reserved for issuances under the stock purchase plan, and 52,074,300 shares reserved for the conversion of the Debentures.

V.	Stock-Based Compensation

As discussed in Note B, we adopted SFAS No. 123(R) on November 1, 2005. Prior to fiscal 2006, we accounted for stock-based compensation under APB 25. The adoption of SFAS No. 123(R) had a significant impact on our results of operations. Our consolidated statement of operations for fiscal 2007, 2006, and 2005 includes the following amounts of stock-based compensation expense in the respective captions:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2007	2006	2005
	(In thousands)

Cost of revenue	$4,425	$4,096	$6
Sales and marketing	9,722	11,533	998
Product development	9,965	8,226	1,172
General and administrative	10,204	11,147	(428)

Income (loss) from operations	34,316	35,002	1,748
Discontinued operations	—	263	—

Tax benefit	—	—	—

Effect on net income (loss)	$34,316	$35,265	$1,748

Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.5 years was $79.8 million at October 31, 2007.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This requirement reduced our net operating cash flows and increased our net financing cash flows by $13.1 million in fiscal 2007 and $15.3 million in fiscal 2006. Our deferred compensation cost at October 31, 2005 of $3.4 million, which was accounted for under APB 25, was reclassified into additional paid-in capital as required under SFAS No. 123(R). The cumulative effect related to outstanding restricted stock awards as of October 31, 2005, which are not expected to vest based on an estimate of forfeitures, was not material.

Stock-based compensation during fiscal 2007 included $2.5 million related to the modification of certain vested stock awards that otherwise would have expired during the period when our stock awards were not exercisable due to the delay in filing of our SEC financial reports in connection with our review of our historical stock-based compensation practices (“Suspension Period”). We modified vested stock-based compensation awards held by terminated employees whose post termination exercise period was affected by the Suspension Period, giving them 60 days to exercise their awards once the Suspension Period ended.

Stock Plans

All stock-based compensation awards are issued under one of the six stock award plans discussed in Note U. When granting stock options, we grant nonstatutory options at fair market value on the date of grant (defined in the plans as the closing price on the day prior to the grant date). We also grant restricted stock purchase rights and restricted units.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Time-Based Stock Awards

Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the fiscal 2007 and 2006 are shown below:

	Fiscal Year Ended	Fiscal Year Ended
	October 31,2007	October 31, 2006

Expected volatility	44%	50%
Expected dividends	0%	0%
Expected term	4 years	4 years
Risk-free interest rate	3.7 – 4.8%	4.3 – 5.1%

The expected volatility rate was estimated based on equal weighting of the historical volatility of Novell common stock over a four year period and the implied volatilities of Novell common stock. The expected term was estimated based on our historical experience of exercise, cancellation, and expiration patterns. The risk-free interest rates are based on four year U.S. Treasury STRIPS.

The pre-vesting forfeiture rate used for the fiscal year ended October 31, 2007 and 2006 was 10%, which was based on historical rates and forward-looking factors. As required under SFAS No. 123(R), we adjust the estimated forfeiture rate to our actual experience.

A summary of the time-based stock awards, which includes stock options and restricted stock units, as of October 31, 2007, and changes during the fiscal year then ended, is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(Years)	(In thousands)

Stock Awards
Outstanding at November 1, 2006	40,368	$6.23
Granted:
Price equal to fair market value	2,885	6.70
Price less than fair market value	4,627	0.00
Exercised or released	(5,785)	3.30
Forfeited or expired	(6,126)	7.04

Outstanding at October 31, 2007	35,969	$5.80	3.22	$88,402

Exercisable at October 31, 2007	23,093	$7.36	2.92	$29,852

The weighted-average grant-date fair value of time-based stock awards granted during fiscal 2007 was $5.81. The total intrinsic value of awards exercised or released during fiscal 2007 was $22.8 million. As of October 31, 2007, there was $70.1 million of unrecognized compensation cost related to time-based stock awards. That cost is expected to be recognized over a weighted-average period of 2.2 years.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of time-based unvested restricted stock as of October 31, 2007, and changes during the fiscal year then ended, is as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(In thousands)

Unvested Restricted Stock
Unvested at November 1, 2006	324	$7.71
Granted	—	—
Vested	(125)	7.54
Forfeited	—	—

Unvested at October 31, 2007	199	$7.81

As of October 31, 2007, there was $1.2 million of unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of time-based restricted stock that vested during fiscal 2007 was $0.9 million.

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

We have issued market-condition equity awards to certain senior executives the vesting of which is accelerated or contingent upon the price of Novell common stock meeting certain pre-established stock price targets. Certain of these awards will vest on the sixth anniversary of the grant date if the market-condition was not previously achieved. The market-condition options are generally granted at an exercise price equal to the fair market value of Novell common stock on the date of the grant and have a contractual life of eight years. No market-condition awards were granted during the twelve months ended October 31, 2007.

The fair value of each performance-based option was estimated on the grant date using the Black-Scholes option valuation model without consideration of the performance measures or market conditions. The inputs for expected volatility, expected term, expected dividends, and risk-free interest rate used in estimating the fair value of performance-based awards in fiscal 2007, are the same as those noted above under time-based stock awards.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the performance-based and market-condition awards as of October 31, 2007, and changes during the fiscal year then ended, is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Awards	Price	Term	Value
	(In thousands)		(Years)	(In thousands)

Stock Awards
Outstanding at November 1, 2006 (fair value determined)	1,963	$7.10
Fair value determined during year	59	6.78
Granted	1,468	1.53
Exercised	(54)	6.35
Forfeited or expired	(965)	6.18

Outstanding at October 31, 2007	2,471	$4.16	3.65	$8,704

Exercisable at October 31, 2007	459	$6.57	4.71	$397

The weighted-average grant-date fair value of awards granted during fiscal 2007 was $5.88. The total intrinsic value of stock awards exercised or released during fiscal 2007 was less than $0.1 million. As of October 31, 2007, there was $7.7 million of unrecognized compensation cost related to performance-based and market-condition awards. That cost is expected to be recognized over a weighted-average period of 3 years.

A status of the unvested, performance-based and market-condition restricted stock as of October 31, 2007, and changes during the fiscal year then ended, is as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(In thousands)

Unvested Restricted Stock
Unvested at November 1, 2006 (fair value determined)	127	$6.44
Fair value determined during year	102	7.41
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested at October 31, 2007	229	$6.87

As of October 31, 2007, there was $0.8 million of unrecognized compensation cost related to unvested, performance-based and market-condition restricted stock. That cost is expected to be recognized ratably over a one to two year period. No performance-based or market-condition restricted stock vested during fiscal 2007.

As of October 31, 2007, there were 630,716 stock awards that have been legally granted and remain outstanding but have not yet been valued because all of the conditions necessary to establish the grant date for SFAS No. 123(R) purposes have not yet occurred. The grant date of these stock awards will not occur until budgets are approved by our Board of Directors for the respective years specified in the performance targets.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2005

For fiscal 2005 had we accounted for all employee stock-based compensation based on the fair value method as prescribed by SFAS No. 123, our net income and net income per share would have been the following pro forma amounts:

Fiscal Year Ended
October 31,
2005
(In thousands, except
per share amounts)

Net income:
As reported	$376,722
Less: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(50,420)
Add: total stock-based compensation expense recorded in the statement of operations	2,653

Pro forma	$328,955

Net income per common share:
As reported basic	$0.98
Pro forma basic	$0.86
As reported diluted	$0.86
Pro forma diluted	$0.75

For purposes of the above table, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005: a risk-free interest rate of approximately 3.8%; a dividend yield of 0.0%; a weighted-average expected life of 4.4 years; and a volatility factor of the expected market price of our common stock of 0.55. The weighted-average fair value of options granted in fiscal 2005 was $3.17.

Employee Stock Purchase Plan

Subsequent to the issuance of SFAS No. 123(R), we amended and re-introduced our Employee Stock Purchase Plan (“ESPP”). The amended ESPP eliminated the “look back” feature of the plan and reduced the purchase discount to 5% off of the end of offering period stock price. As a result of these amendments, our ESPP is considered non-compensatory under SFAS No. 123(R) and, accordingly, no compensation expense has been recorded for issuances under the ESPP. During fiscal 2007 and 2006, we issued 0.3 million and 0.1 million shares, respectively, of common stock under the ESPP.

W.	Employee Savings and Retirement Plans

We adopted a 401(k) savings and retirement plan in December 1986. The plan covers all Novell U.S. employees who are 21 years of age or older who are scheduled to complete 1,000 hours of service during any consecutive 12-month period. Our 401(k) retirement and savings plan allows us to contribute an amount equal to 100% of each employee’s contribution up to the higher of 4% of the employee’s compensation or the maximum contribution allowed by tax laws. Company matching contributions on our 401(k) savings and retirement plan and other retirement plans were $20.5 million, $20.6 million, and $23.1 million, in fiscal 2007, 2006, and 2005, respectively.

In fiscal 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post retirement Plans, an amendment of SFAS Nos. 87, 88, 106, and 132(R),” (“SFAS No. 158”). This statement required us to recognize, in our balance sheet, the under-funded status of our defined benefit pension plans

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sponsored by our subsidiaries. This was measured as the present value of the benefit obligation since the assets we have designated to fund the pension obligation do not qualify as plan assets in accordance with SFAS No. 87. The recognition of the SFAS No. 87 transition obligation of $0.7 million and the actuarial gain of $2.1 million was offset with an adjustment to accumulated other comprehensive income in shareholders’ equity. SFAS No. 158 did not change how post-retirement benefits are accounted for and reported in the statements of operations. We have adapted our fiscal 2007 and 2006 disclosures, as required under SFAS No. 158, to reflect the changes in the benefit obligations we must recognize.

The defined benefit pension plan sponsored by one of our German subsidiaries covers 113 current employees and 189 former employees or retirees as of October 31, 2007. The plan was closed to new members as of November 2004. Actuarial gains or losses are being amortized over a 21.5 year period, and the amortization charges are included within the overall net periodic pension costs, which are charged to the statements of operations. Other plan information is as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(In thousands)

Change in benefit obligation
Benefit obligation at beginning of fiscal year	$12,001	$12,217	$9,076
Service cost	814	857	751
Interest cost	646	539	473
Actuarial (gain) loss	(2,801)	(1,299)	2,318
Benefits paid	(17)	(7)	(7)
Foreign exchange	2,561	(306)	(394)

Benefit obligation at end of fiscal year	$13,204	$12,001	$12,217

Funded status (benefit obligation)	$(13,204)	$(12,001)	$(12,217)
Unrecognized net actuarial (gain) loss	—	620	1,917
Unrecognized net obligation	—	640	729

Accrued benefit cost	$(13,204)	$(10,741)	$(9,571)

Components of accumulated other comprehensive income
SFAS No. 87 transition obligation	$(691)
Actuarial gain	2,100

Accumulated other comprehensive income related to implementation of SFAS No. 158	$1,409

	October 31,	October 31,
	2007	2006
	(Dollars in thousands)

Weighted-average assumptions
Discount rate	5.5%	4.5%
Rate of salary increase	3.0%	3.0%
Post-retirement pension increases	2.0%	1.8%
Net periodic pension cost	$1,415	$1,412

The amount of accumulated other comprehensive income that is expected to be amortized in fiscal 2008 is approximately $35,938. Estimated benefit payments for fiscal years 2008, 2009, 2010, 2011, 2012, and thereafter are $33,233, $43,774, $43,774, $49,229, $54,080, and $778,822, respectively. At October 31, 2007, we had assets

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valued at $13.3 million designated to fund the German pension obligation, which do not qualify as plan assets in accordance with SFAS No. 87.

We also have other retirement plans in certain foreign countries in which we employ personnel. Each plan is consistent with local laws and business practices.

X.	Net Income (Loss) Per Share Attributable to Common Stockholders

The following table reconciles the numerators and denominators of the earnings per share calculation for the fiscal years ended October 31, 2007, 2006, and 2005:

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2007	2006	2005
	(In thousands, except per share data)

Basic net income from continuing operations per share computation:
Net income (loss) from continuing operations	$(26,276)	$4,538	$370,811
Dividends on Series B Preferred Stock	—	(187)	(466)
Allocation of earnings to stockholders of Series B Preferred Stock	—	(19)	(3,609)

Net income (loss) attributable to common stockholders	$(26,276)	$4,332	$366,736

Weighted-average common shares outstanding, excluding unvested restricted stock	347,552	361,174	379,499

Basic net income (loss) from continuing operations per share attributable to common stockholders	$(0.08)	$0.01	$0.97

Diluted net income from continuing operations per share computation:
Net income (loss) from continuing operations	$(26,276)	$4,538	$370,811
Dividends on Series B Preferred Stock	—	(187)	(466)
Allocation of earnings to the holders of Series B Preferred Stock	—	(19)	(3,609)
Interest expense on the Debentures	—	—	5,972

Diluted net income (loss) from continuing operations attributable to common stockholders	$(26,276)	$4,332	$372,708

Weighted-average common shares outstanding	347,552	361,174	379,499
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	—	4,485	9,012
Incremental shares attributable to the assumed conversion of the Debentures	—	—	52,074

Total adjusted weighted average common shares	347,552	365,659	440,585

Diluted net income (loss) from continuing operations per share attributable to common stockholders	$(0.08)	$0.01	$0.85

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incremental shares attributable to the assumed conversion of the Debentures have been excluded from the calculation of diluted earnings per share in fiscal 2007 and 2006 as their effect would have been anti-dilutive.

Incremental shares attributable to the assumed conversion of Series B Preferred Stock have been excluded from the calculation of diluted earnings per share in fiscal years 2006 and 2005 as their effect would have been anti-dilutive. Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out of the money”) at October 31, 2007, 2006, and 2005 were also excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. At October 31, 2007, 2006, and 2005, there were 19,186,638, 21,521,748, and 22,725,998 out of the money options, respectively, that had been excluded. In addition, in fiscal 2007, 4,459,435 in-the-money options have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to our net loss position.

Y.	Comprehensive Income

Our accumulated other comprehensive income is comprised of the following:

	Fiscal Year Ended
	October 31,	October 31,
	2007	2006
	(In thousands)

Net unrealized gain (loss) on investments	$818	$(3,567)
SFAS No. 87 transition obligation	(691)	—
Actuarial gain	2,100	—
Cumulative translation adjustment	34,871	17,647

Total accumulated other comprehensive income	$37,098	$14,080

Changes to accumulated other comprehensive income are as follows:

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2007	2006	2005
	(In thousands)

Total change in gross unrealized gain (loss) on investments during the year	$2,961	$3,558	$(8,550)
Adjustment for net realized gains on investments included in net income (loss)	1,424	495	783

Net unrealized gain (loss) on investments	4,385	4,053	(7,767)
Minimum pension liability	—	633	623
Adjustment to initially apply SFAS No. 158	1,409	—	—
Cumulative translation adjustments	17,224	1,950	(1,592)

Other comprehensive income (loss)	$23,018	$6,636	$(8,736)

The components of accumulated other comprehensive income were not tax affected due to the fact that the related deferred tax assets were fully reserved at October 31, 2007, 2006, and 2005, respectively.

Z.	Related Party Transactions

During fiscal 2007, 2006, and 2005, we received consulting services from J.D. Robinson Incorporated. Mr. Robinson, a director of Novell, is Chairman and Chief Executive Officer and the sole shareholder of J.D. Robinson Incorporated. The agreement provides for payments of $0.2 million per year for these services. In each of fiscal 2007, 2006, and 2005, services in the amount of $0.2 million were provided by J.D. Robinson.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AA.	Segment Information

In the first quarter of fiscal 2007, we began operating and reporting our financial results based on four new product-related business unit segments based on information solution categories and a new business consulting segment. The new segments are:

•	Open platform solutions

•	Identity and security management

•	Systems and resource management

•	Workgroup

•	Business consulting

During fiscal 2007, we sold Salmon and signed an agreement to sell CTP Switzerland, which were the last two components of our business consulting segment, therefore eliminating our business consulting segment. Salmon and CTP Switzerland’s results of operations are shown as discontinued operations. Business consulting in fiscal 2006 and 2005 was comprised of our Japan consulting group, which was sold in fiscal 2006.

Our performance is evaluated by our Chief Executive Officer and our other chief decision makers (executive leadership team) based on reviewing revenue and segment operating income (loss) information for each segment. We changed our operating and reporting structure to increase integration and teamwork internally, to build stronger business-focused units and to be better equipped to address customer needs. As our strategy continues to evolve, the way in which management views financial information to best evaluate performance and operating results may also change.

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

The four product-related operating segments sell our software and services. These offerings are sold directly and through original equipment manufacturers, resellers, and distributors who sell to dealers and end users. Operating results by segment are as follows:

	Fiscal 2007
			Operating
	Net Revenue	Gross Profit	Income (Loss)
	(In thousands)

Open platform solutions	$119,863	$79,779	$26,796
Identity and security management	204,741	98,459	38,060
Systems and resource management	175,600	141,386	105,140
Workgroup	432,295	357,046	308,269
Business consulting	—	—	—
Stock-based compensation expense	—	(4,425)	(34,316)
Common unallocated operating costs	—	—	(499,717)

Total per statements of operations	$932,499	$672,245	$(55,768)

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2006
			Operating
	Net Revenue	Gross Profit	Income (Loss)
		(In thousands)

Open platform solutions	$73,461	$41,237	$(5,220)
Identity and security management	209,938	91,513	36,890
Systems and resource management	174,183	141,407	115,887
Workgroup	457,533	366,507	320,953
Business consulting	4,216	1,751	1,751
Stock-based compensation expense	—	(4,096)	(35,002)
Common unallocated operating costs	—	—	(477,453)

Total per statements of operations	$919,331	$638,319	$(42,194)

	Fiscal 2005
			Operating
	Net Revenue	Gross Profit	Income (Loss)
	(In thousands)

Open platform solutions	$68,718	$38,953	$(3,624)
Identity and security management	201,304	73,305	8,952
Systems and resource management	182,148	149,133	121,359
Workgroup	522,328	415,092	351,024
Business consulting	11,651	2,432	2,432
Stock-based compensation expense	—	(6)	(1,748)
Common unallocated operating costs	—	—	(54,784)

Total per statements of operations	$986,149	$678,909	$423,611

Common unallocated operating costs include corporate services common to all segments such as sales and marketing, general and administrative costs, restructuring expenses, impairments, purchased in-process research and development, and litigation settlement income or expense that are not considered by our chief operating decision makers in evaluating segment operating performance. In addition, common unallocated operating costs in fiscal 2005 also includes a $447.6 million net gain on settlement of potential litigation with Microsoft. Stock-based compensation expenses have not been allocated for management reporting purposes.

Geographic Information

Revenue outside the United States is comprised of revenue to customers in Europe, Africa, the Middle East, Canada, South America, Australia, and Asia Pacific. Other than revenue from Ireland, international revenue was not material individually in any other international location. Inter-company revenue between geographic areas is accounted for at prices representative of unaffiliated party transactions. “U.S. operations” include shipments to customers in the U.S., licensing to OEMs, and exports of finished goods directly to international customers, primarily in Canada, South America, and Asia. “Irish operations” include shipments of product from Ireland to customers throughout Europe, the Middle East, and Africa, and licensing to OEMs. The Irish operation acts as the sales principal and thus records the revenue on shipments it makes. The Irish operation uses our other European, Middle Eastern, and African subsidiaries as commissionaires and commission agents to assist in the sales of software and in turn pays them a commission. This inter-company commission is included in the eliminations. “Other international operations” primarily includes revenue from professional services and other service contracts.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended
	October 31,	October 31,	October 31,
	2007	2006	2005
	(In thousands)

Net revenue:
U.S. operations	$611,080	$596,259	$606,600
Irish operations	296,398	299,568	349,959
Other international operations	110,047	98,631	108,616
Eliminations	(85,026)	(75,127)	(79,026)

Total net revenue	$932,499	$919,331	$986,149

Long-lived assets at year end:
U.S. operations	$694,959	$653,562	$715,192
Irish operations	291,912	233,830	295,708
Other international operations	274,486	382,322	329,579
Eliminations	(605,332)	(618,262)	(621,832)

Total long-lived assets at year end	$656,025	$651,452	$718,647

Reconciliation of long-lived assets to total assets is as follows:

	October 31,	October 31,
	2007	2006
	(In thousands)

Long-lived assets	$656,025	$651,452
Other long-term assets	44,033	37,146
Current assets	2,154,336	1,761,125

Total assets	$2,854,394	$2,449,723

In fiscal 2007, 2006, and 2005, sales to international customers were $465.4 million, $454.1 million, and $515.9 million, respectively. In fiscal 2007, 2006, and 2005, revenue in the EMEA segment accounted for 67%, 66%, and 69%, of our total international revenue, respectively. No one foreign country accounted for more than 10% of total revenue in fiscal 2007, 2006 and 2005. There were no customers who accounted for more than 10% of revenue in any period.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Novell, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Novell, Inc. and its subsidiaries at October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes B and O to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payments and conditional asset retirement obligation in fiscal 2006.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
December 21, 2007

NOVELL, INC.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA
Unaudited

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Fiscal Year
	(In thousands, except per share data)

Fiscal Year Ended October 31, 2007
Net revenue	$218,386	$232,387	$236,790	$244,936	$932,499
Gross profit	153,939	167,817	170,267	180,222	672,245
Income (loss) from continuing operations before taxes	(2,583)	2,014	5,338	3,646	8,415
Income (loss) from continuing operations	(12,169)	(1,312)	(3,632)	(9,163)	(26,276)
Net loss	(19,945)	(2,888)	(3,679)	(17,948)	(44,460)
Income (loss) from continuing operations per share, basic	$(0.04)	$0.00	$(0.01)	$(0.03)	$(0.08)
Income (loss) from continuing operations per share, diluted	$(0.04)	$0.00	$(0.01)	$(0.03)	$(0.08)
Net loss per common share, basic	$(0.06)	$(0.01)	$(0.01)	$(0.05)	$(0.13)
Net loss per common share, diluted	$(0.06)	$(0.01)	$(0.01)	$(0.05)	$(0.13)
Fiscal Year Ended October 31, 2006
Net revenue	$229,892	$226,248	$229,409	$233,782	$919,331
Gross profit	158,644	154,764	158,321	166,590	638,319
Income (loss) from continuing operations before taxes	13,124	7,005	(29,405)	36,456	27,180
Income (loss) from continuing operations	1,521	1,398	(17,722)	19,341	4,538
Income (loss) before cumulative effect of a change in accounting principle	1,865	3,342	(5,524)	19,870	19,553
Net income (loss)	1,865	3,342	(6,421)	19,870	18,656
Income (loss) from continuing operations per share, basic	$0.00	$0.00	$(0.05)	$0.06	$0.01
Income (loss) from continuing operations per share, diluted	$0.00	$0.00	$(0.05)	$0.05	$0.01
Net income (loss) per common share, basic	$0.00	$0.01	$(0.02)	$0.06	$0.05
Net income (loss) per common share, diluted	$0.00	$0.01	$(0.02)	$0.05	$0.05

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment using those criteria, our management concluded that, as of October 31, 2007, our internal control over financial reporting was effective. The effectiveness of the Company’s internal control over financial reporting as of October 31, 2007 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears under Item 8.

Changes in Internal Control Over Financial Reporting.

None

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information about our Directors is incorporated by reference to the information contained in the section of our Proxy Statement captioned “Election of Directors.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information contained in the section of our Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.” Information about our Code of Business Ethics governing our employees, including our Chief Executive Officer and our Chief Financial Officer and Principal Accounting Officer, and the Non-Employee Director Code of Ethics governing our Directors, is incorporated by reference to the information contained in the section of our Proxy Statement captioned “Corporate Governance — Codes of Ethics.” Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference to the information contained in the section of our

Proxy Statement captioned “Governance — Director Nominations.” Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference to the information contained in the section of our Proxy Statement captioned “Corporate Governance — Board Committees.” The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Registrant in Part I of this Form 10-K.

Our Code of Business Ethics meets the definition of “code of ethics” under the rules and regulations of the SEC and is posted on our website at http://www.novell.com/company/ir/cg/ through the Corporate Governance page.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section of our 2008 Proxy Statement captioned “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section of our 2008 Proxy Statement captioned “Share Ownership by Principal Stockholders and Management.”

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the sections of our 2008 Proxy Statement captioned “Executive Compensation — Employment Contracts, Termination of Employment and Change-in-Control Arrangements” and “Certain Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the section of our 2008 Proxy Statement captioned “Information About Our Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1.)	Financial Statements:

The following documents are filed as a part of this Annual Report on Form 10-K for Novell, Inc.:

Consolidated Statements of Operations for the fiscal years ended October 31, 2007, October 31, 2006 and October 31, 2005.

Consolidated Balance Sheets at October 31, 2007 and October 31, 2006.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended October 31, 2007, October 31, 2006 and October 31, 2005.

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2007, October 31, 2006 and October 31, 2005.

Notes to Consolidated Financial Statements.

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

(2.) Financial Statement Schedules:

The following consolidated financial statement schedule is included on page 126 of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

Schedules other than that listed above are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(3.) Exhibits:

A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 127 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

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

Date: December 21, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ronald W. Hovsepian (Ronald W. Hovsepian)	President and Chief Executive Officer (Principal Executive Officer)	December 21, 2007

/s/ Dana C. Russell (Dana C. Russell)	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	December 21, 2007

/s/ Albert Aiello (Albert Aiello)	Director	December 21, 2007

/s/ Fred Corrado (Fred Corrado)	Director	December 21, 2007

/s/ Richard L. Crandall (Richard L. Crandall)	Director	December 21, 2007

/s/ Patrick S. Jones (Patrick S. Jones)	Director	December 21, 2007

/s/ Claudine B. Malone (Claudine B. Malone)	Director	December 21, 2007

/s/ Richard L. Nolan (Richard L. Nolan)	Director	December 21, 2007

/s/ Thomas G. Plaskett (Thomas G. Plaskett)	Director	December 21, 2007

/s/ John W. Poduska, Sr. (John W. Poduska, Sr.)	Director	December 21, 2007

/s/ James D. Robinson, III (James D. Robinson, III)	Director	December 21, 2007

/s/ Kathy Brittain White (Kathy Brittain White)	Director	December 21, 2007

NOVELL, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Accounts Receivable Allowance

		Additions	Additions		Deductions	Deductions
	Balance at	Charged to	Charged to	Additions	from	from Bad		Balance
	Beginning	Return	Bad Debt	from	Return	Debt	Deductions from	at End
	of Period	Allowances	Allowances	Acquisition	Allowances	Allowances	Disposition	of Period
	(In thousands)

Fiscal year ended
October 31, 2005	$24,396	$6,466	$329	$12	$9,983	$4,582	$—	$16,638
October 31, 2006	$16,638	$1,202	$51	$320	$7,103	$1,273	$4,261	$5,574
October 31, 2007	$5,574	$1,385	$79	$45	$2,723	$463	$—	$3,897

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Amendment No. 1 to Agreement and Plan of Reorganization, dated as of May 24, 2001, by and among Novell, Inc., Ceres Neptune Acquisition Corp. and Cambridge Technology Partners (Massachusetts), Inc. (1) (Annex A)
3.1	Certificate of Incorporation. (3) (Exhibit 3.1)
3.2	By-Laws, as amended and restated April 10, 2007. (4) (Exhibit 3.2)
4.1	Reference is made to Exhibit 3.1
4.2	Form of certificate representing the shares of Novell common stock. (5) (Exhibit 4.3)
4.3	Preferred Shares Rights Agreement, dated as of December 7, 1988, as amended and restated effective September 20, 1999, by and between Novell, Inc. and Chase Mellon Shareholder Services, L.L.C. (6) (Exhibit 1)
4.4	Indenture dated as of July 2, 2004 between the Registrant and Wells Fargo Bank, National Association, as Trustee. (7) (Exhibit 4.1)
4.5	First Supplemental Indenture dated as of November 9, 2006 between the Registrant and Wells Fargo Bank, National Association, as Trustee. (8) (Exhibit 99.2)
10.1	Registration Rights Agreement dated July 2, 2004 between the Registrant and Citigroup Global Markets Inc., for itself and on behalf of certain purchasers. (7) (Exhibit 10.1)
10.2*	Novell, Inc. 1989 Employee Stock Purchase Plan. (9) (Exhibit 4.1)
10.3*	Novell, Inc. 1991 Stock Plan. (10) (Exhibit 4.1)
10.4*	Novell, Inc. 2000 Stock Plan. (11) (Exhibit 4.2)
10.5*	Novell, Inc. 2000 Stock Option Plan. (11) (Exhibit 4.1)
10.6*	UNIX System Laboratories, Inc. Stock Option Plan. (12) (Exhibit 4.3)
10.7*	Novell, Inc. Stock Option Plan for Non-Employee Directors. (13) (Exhibit 4.1)
10.8*	Novell, Inc./SilverStream Software, Inc. 1997 Stock Incentive Plan. (14) (Exhibit 4.2)
10.9*	Novell, Inc./SilverStream Software, Inc. 2001 Stock Incentive Plan. (14) (Exhibit 4.3)
10.10*	Novell, Inc./SilverStream Software, Inc./eObject, Inc. 2000 Stock Plan. (14) (Exhibit 4.4)
10.11*	Novell, Inc./SilverStream Software, Inc./Bondi Software, Inc. Employee Stock Option Plan. (14) (Exhibit 4.5)
10.12*	Novell, Inc. Stock Based Deferred Compensation Plan. (15) (Appendix E)
10.13*	Novell, Inc. Stock-Based Deferred Compensation Plan -- Stock Purchase Assistance Subplan. (16) (Exhibit 10.13)
10.14*	Key Employment Agreement dated as of May 22, 2001 between the Registrant and Jack L. Messman. (1) (Exhibit C to Annex A)
10.15*	Severance Agreement dated as of January 7, 2005 between the Registrant and Jack L. Messman. (16) (Exhibit 10.15)
10.16*	Severance Agreement dated as of March 25, 2003 between the Registrant and Alan J. Friedman. (17) (Exhibit 10.16)
10.17*	Severance Agreement dated as of May 29, 2003 between the Registrant and Ronald W. Hovsepian. (17) (Exhibit 10.17)
10.18*	Amendment 2005-1 to Severance Agreement dated as of October 31, 2005 between the Registrant and Ronald W. Hovsepian. (18) (Exhibit 10.18)
10.19*	Severance Agreement dated as of March 25, 2003 between the Registrant and Joseph A. LaSala, Jr. (17) (Exhibit 10.18)
10.20*	Severance Agreement dated as of February 10, 2003 between the Registrant and Joseph S. Tibbetts, Jr. (17) (Exhibit 10.20)
10.21*	Severance Agreement dated as of September 7, 2005 between the Registrant and Susan Heystee. (18) (Exhibit 10.21)

Exhibit
Number	Description

10.22*	Severance Agreement dated as of October 3, 2005 between the Registrant and Thomas Francese. (18) (Exhibit 10.22)
10.23*	Severance Agreement dated as of November 28, 2005 between the Registrant and Jeffrey M. Jaffe. (18) (Exhibit 10.23)
10.24*	Severance Agreement dated as of April 24, 2007 between Registrant and Dana C. Russell. (20) (Exhibit 10.1)
10.25*	Letter Agreement dated December 15, 1995 between Novell, Inc. and RRE Advisors, LLC. (19) (Exhibit 10.2)
10.26*	Novell, Inc. Non-employee Director Compensation Summary. (18) (Exhibit 10.25)
10.27*	Novell, Inc. Deferred Compensation Plan. (16)
10.28*	Offer letter dated and countersigned May 27, 2003 between the Registrant and Ron Hovsepian. (21)
10.29*	Offer letter countersigned February 14, 2004 between the Registrant and Susan Heystee. (21)
10.30*	Offer letter dated August 31, 2005 and countersigned September 2, 2005 between the Registrant and Thomas Francese. (21)
10.31*	Letter of Understanding dated August 1, 2006 between the Registrant and Thomas Francese. (21)
10.32*	Offer letter dated and countersigned November 7, 2005 between the Registrant and Jeffrey M. Jaffe. (21)
10.33	Second Amended and Restated Technical Collaboration Agreement effective November 2, 2006 between the Registrant and Microsoft Corporation. (21)(22)
10.34	First Amended and Restated Business Collaboration Agreement effective November 2, 2006 between the Registrant and Microsoft Corporation. (21)(22)
10.35	Patent Cooperation Agreement effective November 2, 2006 between the Registrant and Microsoft Corporation (21)(22)
10.36	Side Letter Agreement, dated November 7, 2006, to the Patent Cooperation Agreement between the Registrant and Microsoft Corporation. (21)
21	Subsidiaries of the Registrant. (23)
23.1	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm. (23)
31.1	Rule 13a-14(a) Certification (23)
31.2	Rule 13a-14(a) Certification (23)
32.1	18 U.S.C. Section 1350 Certification. (23)
32.2	18 U.S.C. Section 1350 Certification. (23)

*	Indicates management contracts or compensatory plans

(1)	Incorporated by reference to the Annex or Exhibit identified in parentheses, filed as an annex or exhibit to the Proxy Statement-Prospectus forming a part of the Registration Statement on Form S-4 (Reg. No. 333-59326) of the Registrant, filed April 20, 2001 and amended May 25, 2001.

(2)	Incorporated by reference to the Exhibit identified in the parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 10, 2002 (File No. 0-13351).

(3)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended April 30, 2004 (File No. 0-13351).

(4)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 16, 2007 (File No. 0-13351).

(5)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-1, filed November 30, 1984, and amendments thereto (File No. 2- 94613).

(6)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form 8-A, dated December 13, 1999 (File No. 0-13351).

(7)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended July 31, 2004 (File No. 0-13351).

(8)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 15, 2006 (File No. 0-13351).

(9)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed October 12, 2001 (File No. 333-62087).

(10)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed May 29, 1996 (File No. 333-04775).

(11)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed July 13, 2000 (File No. 333-41328).

(12)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed July 2, 1993 (File No. 33-65440).

(13)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed May 30, 1996 (File No. 333-04823).

(14)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed August 6, 2002 (File No. 333-97713).

(15)	Incorporated by reference to the Appendix identified in parentheses, filed as an exhibit to the Proxy Statement of the Registrant filed March 17, 2003.

(16)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2004 (File No. 0-13351).

(17)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2003 (File No. 0-13351).

(18)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2005 (File No. 0-13351).

(19)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2001 (File No. 0-13351).

(20)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 27, 2007 (File No. 0-13351).

(21)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2006 (File No. 0-13351).

(22)	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(23)	Filed herewith.

