Form 10-Q
period 2008-01-31
NOVELL INC
filed 2008-03-10
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 0-13351

NOVELL, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0393339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

404 Wyman Street, Waltham, MA 02451

(Address of principal executive offices and zip code)

(781) 464-8000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

As of February 29, 2008 there were 352,114,270 shares of the registrant’s common stock outstanding.

NOVELL, INC.

Part I. Financial Information

Item 1. Financial Statements

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	January 31, 2008	October 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,038,621	$1,079,819
Short-term investments	728,788	777,818
Restricted cash	51,495	—
Receivables (net of allowances of $3,534 and $3,897 at January 31, 2008 and October 31, 2007, respectively)	133,606	208,318
Prepaid expenses	68,742	53,316
Other current assets	32,263	35,065

Total current assets	2,053,515	2,154,336
Property, plant and equipment, net	177,082	180,537
Long-term investments	58,643	37,304
Goodwill	399,581	404,612
Intangible assets, net	32,030	33,572
Deferred income taxes	22,027	14,518
Other assets	28,660	29,515

Total assets	$2,771,538	$2,854,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,247	$45,135
Accrued compensation	71,066	112,794
Other accrued liabilities	94,624	122,850
Income taxes payable	7,567	46,724
Deferred revenue	463,605	494,615

Total current liabilities	671,109	822,118
Deferred income taxes	—	884
Other long-term liabilities	42,066	—
Long-term deferred revenue	259,537	273,066
Senior convertible debentures	600,000	600,000

Total liabilities	1,572,712	1,696,068

Stockholders’ equity:
Common stock, par value $0.10 per share, Authorized — 600,000,000 shares; Issued — 366,949,349 and 365,739,499 shares at January 31, 2008 and October 31, 2007, respectively; Outstanding — 351,826,787 and 350,610,468 shares at January 31, 2008 and October 31, 2007, respectively	36,695	36,574
Additional paid-in capital	436,218	413,182
Treasury stock, at cost — 15,122,562 and 15,129,031 shares at January 31, 2008 and October 31, 2007, respectively	(124,459)	(124,512)
Retained earnings	811,397	795,984
Accumulated other comprehensive income	38,975	37,098

Total stockholders’ equity	1,198,826	1,158,326

Total liabilities, redeemable securities and stockholders’ equity	$2,771,538	$2,854,394

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three months ended
	January 31, 2008	January 31, 2007
	(unaudited)
Net revenue:
Software licenses	$40,431	$38,553
Maintenance and subscriptions	149,183	134,671
Services	41,312	45,162

Total net revenue	230,926	218,386

Cost of revenue:
Software licenses	3,265	4,227
Maintenance and subscriptions	11,640	11,655
Services	43,634	48,565

Total cost of revenue	58,539	64,447

Gross profit	172,387	153,939

Operating expenses:
Sales and marketing	86,605	90,101
Product development	46,058	46,467
General and administrative	26,876	30,643
Restructuring expenses	4,367	7,344

Total operating expenses	163,906	174,555

Income (loss) from operations	8,481	(20,616)

Other income (expense):
Investment income	22,906	20,692
Gain on sale of venture capital funds	—	3,591
Interest expense and other, net	(5,750)	(6,250)

Total other income, net	17,156	18,033

Income (loss) from continuing operations before taxes	25,637	(2,583)
Income tax expense	10,953	9,586

Income (loss) from continuing operations	14,684	(12,169)

Income (loss) from discontinued operations before taxes	1,285	(10,690)
Income tax benefit on discontinued operations	(836)	(2,914)

Income (loss) from discontinued operations	2,121	(7,776)

Net income (loss)	$16,805	$(19,945)

Basic earnings per share:
Income (loss) from continuing operations	$0.04	$(0.04)

Net income (loss) per share	$0.05	$(0.06)

Diluted earnings per share:
Income (loss) from continuing operations	$0.04	$(0.04)

Net income (loss) per share	$0.05	$(0.06)

Weighted-average shares outstanding — basic	351,129	345,522
Weighted-average shares outstanding — diluted	353,047	345,522

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three months ended
	January 31, 2008	January 31, 2007
	(unaudited)
Cash flows from operating activities
Net income (loss)	$16,805	$(19,945)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation expense	10,767	6,499
Depreciation and amortization	9,000	11,164
Change in accounts receivable allowances	(363)	773
Utilization of previously reserved acquired net operating losses	5,002	2,471
(Gain) loss on discontinued operations, before taxes	(1,180)	10,848
Gain on sale of venture capital funds	—	(3,591)
Gain on long-term investments	—	(1,738)
Changes in current assets and liabilities, excluding the effect of acquisitions and dispositions:
Receivables	74,869	86,922
Prepaid expenses	(15,786)	(5,771)
Other current assets	3,483	1,243
Deferred income taxes	(8,393)	117
Accounts payable	(10,386)	(2,754)
Accrued liabilities	(66,431)	(40,103)
Deferred revenue	(43,673)	301,393

Net cash (used in) provided by operating activities	(26,286)	347,528

Cash flows from financing activities
Issuance of common stock, net	2,582	7,385
Excess tax benefits from stock-based compensation	9,680	1,986
Payment of cash dividends on Series B Preferred Stock	—	(5)

Net cash provided by financing activities	12,262	9,366

Cash flows from investing activities
Purchases of property, plant and equipment	(5,859)	(4,958)
Purchases of short-term investments	(167,178)	(76,358)
Maturities of short-term investments	78,054	21,937
Sales of short-term investments	123,642	54,553
Proceeds from sale of venture capital funds	—	4,964
Cash paid for acquisition of RedMojo, net of cash acquired	—	(9,727)
Cash restricted due to litigation	(51,495)	—
Proceeds from sales of and distributions from long-term investments	—	1,738
Cash divested as a result of CTP Switzerland disposition	(3,417)	—
Other	(921)	648

Net cash used in investing activities	(27,174)	(7,203)

(Decrease) increase in cash and cash equivalents	(41,198)	349,691
Cash and cash equivalents — beginning of period	1,079,819	675,787

Cash and cash equivalents — end of period	$1,038,621	$1,025,478

Supplemental disclosure of non-cash activities:
Conversion of Series B Preferred Stock to Common Stock	$—	$9,350

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. Quarterly Financial Statements

The interim consolidated financial statements as of January 31, 2008 and for the three months ended January 31, 2008 and 2007 were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2007. The accompanying financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of our financial condition and results of operations as of and for the interim periods presented. The interim operating results are not necessarily indicative of the results for a full year.

Reclassifications

On January 31, 2008, we sold our wholly-owned subsidiary, Cambridge Technology Partners (“CTP”) Switzerland. The results of operations for CTP Switzerland have been classified as discontinued operations for all periods presented (see note B, “Divestitures”). Certain other amounts reported in prior periods have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on net income (loss) and net income (loss) per share.

B. Divestitures

CTP Switzerland

On October 31, 2007, we signed an agreement to sell our CTP Switzerland subsidiary to a management-led buyout group for $0.5 million at close, plus an additional contingent payment of up to approximately $0.3 million. The contingent payment will be received over the next year based on an earn-out model that is tied to CTP Switzerland’s management bonuses. The $0.5 million was placed into an escrow account as of October 31, 2007 and was held until close. Final closing of the sale occurred on January 31, 2008. The cash was received by us in February 2008. There will be no further shareholder or operational relationship between us and CTP Switzerland.

When we signed the agreement, we began classifying CTP Switzerland’s results as a discontinued operation in our consolidated statements of operations and reclassified our results of operations for the prior comparable period. In the fourth quarter of fiscal 2007, we recognized an estimated loss on disposal of $8.9 million resulting from the expected sale. During the first quarter of fiscal 2008, we recognized a gain on final liquidation of CTP Switzerland of $1.2 million, for a net loss of $7.7 million.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

B. Divestitures (Continued)

The net loss on the sale of CTP Switzerland was calculated as follows:

(In thousands)
Sales price	$500
Costs to sell	(304)

196

Net book value of CTP Switzerland:
Cash	3,417
Accounts receivable, net	3,508
Other current assets	1,718
Other long-term assets	315
Current liabilities	(3,322)
Foreign exchange and other	(1,668)
Impairment of goodwill	3,903

7,871

Net loss on sale of CTP Switzerland before income taxes	$(7,675)

Loss before income taxes recognized in the fourth quarter of fiscal 2007	$(8,855)
Gain before income taxes recognized in the first quarter of fiscal 2008	$1,180

Salmon

On March 12, 2007, we sold Salmon Ltd. (“Salmon”) for $4.9 million, plus an additional contingent payment of approximately $3.9 million to be received if Salmon meets certain future revenue targets. As of the date of sale, we ceased further shareholder or operational relationships with Salmon. Salmon’s sale has been recorded as a component of discontinued operations in our consolidated statements of operations.

The results of discontinued operations (CTP Switzerland and Salmon) for the first quarters of fiscal 2008 and 2007 are as follows:

	Three months ended
(In thousands)	January 31, 2008	January 31, 2007
CTP Switzerland net revenue	$6,566	$6,210
Salmon net revenue	—	4,980

	$6,566	$11,190

CTP Switzerland income before taxes	$105	$21
Salmon income before taxes	—	137

Income before taxes	105	158

Salmon impairment of long-lived assets	—	(10,848)
CTP Switzerland gain on sale	1,180	—

Gain (loss) on discontinued operations	1,285	(10,690)
Income tax benefit	(836)	(2,914)

Income (loss) from discontinued operations	$2,121	$(7,776)

C. Cash, Cash Equivalents, and Short-Term Investments

We consider all investments with an initial term to maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are diversified and primarily consist of investment grade securities that: 1) mature within the next 12 months; 2) have characteristics of short-term investments; or 3) are available to be used for current operating activities even if some maturities may extend beyond one year.

All marketable debt and equity securities that are included in short-term investments are considered available-for-sale and are carried at fair value. Temporary increases or decreases in fair value are recorded as unrealized gains or losses in accumulated other

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

C. Cash, Cash Equivalents, and Short-Term Investments (Continued)

comprehensive income in the consolidated balance sheets. Other-than-temporary declines in fair value are recorded in the consolidated statements of operations. Fair values are based on quoted market prices where available. If quoted market prices are not available, we use third-party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value.

As of January 31, 2008, $7.4 million of our short-term investments are invested in equity securities designated for deferred compensation payments. These funds are paid out as requested by participants of the Novell, Inc. Deferred Compensation Plan.

As of January 31, 2008, contractual maturities of our short-term investments were:

(In thousands)	Cost	Fair Market Value
Less than one year	$128,998	$129,873
Due in one to two years	239,759	244,929
Due in two to three years	207,840	214,343
Due in more than three years	108,543	111,919
No contractual maturity	28,146	27,724

Total short-term investments	$713,286	$728,788

When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in investment income in the consolidated statements of operations. Realized gains and losses on short-term investments were as follows:

	Three months ended
(In thousands)	January 31, 2008	January 31, 2007
Realized gains	$1,131	$105
Realized losses	$114	$337

We had net unrealized gains related to short-term investments of $15.5 million as of January 31, 2008 compared to net unrealized gains of $3.3 million at October 31, 2007. Our short-term investment portfolio includes gross unrealized gains and losses of $16.0 million and $0.5 million, respectively, as of January 31, 2008. We did not record any impairment losses on short-term investments during the first quarter of fiscal 2008 or 2007 as we considered the unrealized losses to be temporary.

All of our investments in auction rate securities are classified as long-term investments (See note E, “Long-Term Investments”). During the first quarter of 2008, we reclassified $51.5 million of our cash and cash equivalents as restricted cash (See note D, “Restricted Cash”). We also reclassified $26.7 million of short-term investments related to an enhanced liquidity fund to long-term investments (See note E, “Long-Term Investments”).

D. Restricted Cash

In relation to the appeal we filed in the Amer Jneid legal matter, we were required by the court to post a $51.5 million bond (See note K, “Legal Proceedings”). The value of the bond was determined by statutory regulations and has no connection to the amount we believe may ultimately be paid in this matter. The bond is held in an interest bearing account in our name, but is restricted and classified as such on our consolidated balance sheets. The restriction will continue until the resolution of this legal matter.

E. Long-Term Investments

During fiscal 2007, we reclassified $39.8 million in auction-rate securities from short-term investments to long-term investments. These auction-rate securities were reclassified as long-term investments due to the failure of these securities to settle at auction. The failure resulted in the interest rate on these investments resetting at the maximum rate allowed per the security (LIBOR + 100, 125, or 150 bps) on the regular auction date every 28 days. While we now earn premium interest rates on the investments, until the auctions are successful the investments are not considered liquid.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

E. Long-Term Investments (Continued)

As of January 31, 2008, we estimated that these securities had a fair value of $31.9 million. During the first quarter of fiscal 2008, we recorded an unrealized loss on these securities of $5.4 million. This unrealized loss is in addition to the $2.5 million unrealized loss that was recorded during the fourth quarter of fiscal 2007. These unrealized losses were recorded in accumulated other comprehensive income in our consolidated balance sheets. We concluded that this unrealized loss is temporary because: 1) we have the intent and ability to hold these investments until a recovery of par value; 2) the securities have maintained AAA or AA credit ratings, and the overall credit situation is substantially unchanged from the prior quarter; and 3) the underlying collateral is sound. As these securities are no longer in a liquid market, their fair value was estimated by utilizing the proprietary pricing models of our dealers. We have reviewed and agree with the valuation methodologies, assumptions, and procedures utilized by these dealers to estimate the value of these securities.

As a result of the failure of the auctions for these investments, we will not be able to access these funds without realizing a loss of principal unless a future auction on these investments is successful. If the issuers are unable to successfully close future auctions and their credit ratings significantly deteriorate, we may be required to further adjust the carrying value of these investments and realize an impairment charge for an other-than-temporary decline in fair value. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity on these investments will affect our ability to operate our business as usual.

During the first quarter of fiscal 2008, our holdings in an enhanced liquidity fund were frozen due to liquidity issues. We believe that the underlying securities are not impaired if held to maturity. As the underlying securities mature, the fund manager is distributing the cash on a pro rata basis to the fund’s shareholders. During the first quarter of fiscal 2008, we received $29.8 million in fund distributions. As of January 31, 2008, the balance of this investment is $47.0 million. It is anticipated that $20.3 million of this balance will be distributed during the next twelve months and the remaining $26.7 million will be distributed in excess of one year. Therefore, we reclassified $26.7 million from short-term investments to long-term investments as of January 31, 2008. At present, the fund’s cash is being distributed more quickly than originally scheduled. The fund continues to accrue interest income and, as there are no other-than-temporary impairment or valuation issues with these securities, no impairment charges are warranted.

F. Goodwill and Intangible Assets

Goodwill

Goodwill allocated to our reporting segments as of January 31, 2008 is as follows:

(In thousands)	Open Platform Solutions	Identity and Security Management	Systems and Resource Management	Workgroup	Total
Balance as of October 31, 2007	$70,599	$81,142	$120,802	$132,069	$404,612
Tax adjustments	(873)	(1,021)	(1,438)	(1,699)	(5,031)

Balance as of January 31, 2008	$69,726	$80,121	$119,364	$130,370	$399,581

Tax adjustments during the first quarter of fiscal 2008 decreased goodwill by $5.0 million. The $5.0 million tax adjustments were attributable to the SilverStream, Ximian, Immunix, Tally, RedMojo, and Senforce acquisitions and related to the reversal of deferred tax asset valuation allowances for acquired net operating loss carryforwards that were utilized by income generated in the first quarter of fiscal 2008.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

F. Goodwill and Intangible Assets (Continued)

    Intangible Assets

The following is a summary of intangible assets:

	January 31, 2008			October 31, 2007
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Asset Lives
Developed technology	$34,033	$(27,387)	$6,646	$34,033	$(26,203)	$7,830	3-4 years
Trademarks and trade names	24,731	(442)	24,289	24,731	(419)	24,312	3 years or Indefinite
Customer/contractual relationships	18,811	(17,720)	1,091	18,811	(17,393)	1,418	3 years
Internal use software	5,057	(5,053)	4	5,057	(5,045)	12	3 years

Total intangible assets	$82,632	$(50,602)	$32,030	$82,632	$(49,060)	$33,572

Amortization of intangible assets for the first quarters of fiscal 2008 and 2007 was $1.5 million and $3.2 million, respectively. Amortization of existing intangibles is estimated to be approximately $3.8 million for the remainder of fiscal 2008, $3.2 million in fiscal 2009, and $0.8 million in fiscal 2010, with nothing thereafter.

G. Income Taxes

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the first quarter of fiscal 2008, we provided for income tax expense on continuing operations of $11.0 million. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items). Due to the utilization of a significant amount of our net operating loss carryforwards in previous years, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) in fiscal 2006, we elected to follow the tax ordering laws to determine the sequence in which deductions, net operating loss carryforwards, and tax credits are utilized. Accordingly, during the first quarter of fiscal 2008, a tax benefit relating to stock options for current year exercises and utilization of previously reserved net operating losses of $9.7 million was credited to additional paid-in capital. Additionally, during the first quarter of fiscal 2008, a tax benefit relating to the utilization of previously reserved acquired net operating losses of $5.0 million was credited to goodwill.

The effective tax rate for the first quarter of fiscal 2008 differs from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, and differences between the book and tax treatment of certain income items. The effective tax rate on continuing operations for the first quarter of fiscal 2008 was 43% compared to a benefit effective tax rate of 371% for the same period in fiscal 2007. The effective tax rate for the first quarter of fiscal 2008 differs from the effective tax rate for the same period of fiscal 2007 because, even though we had near break-even earnings from continuing operations in the first quarter of fiscal 2007, we had income tax expense resulting primarily from the use of previously reserved U.S. acquired net operating loss carryovers.

In accordance with determinations made pursuant to the applicable accounting standards, we continue to believe that it is more likely than not that most of our remaining U.S. net deferred tax assets will not be realized based on all available evidence. As a result, we have provided a valuation allowance on those U.S. net deferred tax assets. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in capital. It is reasonably possible that we could reduce some or all of our valuation allowance in the near-term.

Prior to fiscal 2008, we evaluated our tax reserves under SFAS No. 5, “Accounting for Contingencies,” (“SFAS No. 5”) which required us to accrue for losses we believed were probable and could be reasonably estimated. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

G. Income Taxes (Continued)

FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The adoption of FIN 48 resulted in a $1.4 million non-cash adjustment to increase our reserves for unrecognized tax benefits and a reduction to beginning retained earnings. Our policy for interest and penalties related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Interest and penalties on tax reserves continue to be classified as income tax expense in our consolidated statements of operations.

As of November 1, 2007, we had reserves for unrecognized tax benefits totaling $62.2 million, including the $1.4 million effect of adopting FIN 48, and related accrued interest of $7.1 million, of which $42.8 million would favorably impact our effective tax rate if recognized. The total outstanding balance for reserves related to unrecognized tax benefits as of January 31, 2008 was $56.3 million including related accrued interest of $6.9 million, of which $42.1 million would favorably impact the effective tax rate if recognized. This $42.1 million is recorded in other long-term liabilities on our consolidated balance sheet. The difference between the total unrecognized tax benefits and those affecting the effective tax rate is due to certain unrecognized tax benefits that would have a full valuation allowance if recognized. As of January 31, 2008, we do not anticipate that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We conduct business globally and, as a result, one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. During January 2008, the U.S. Internal Revenue Service opened an examination for fiscal years 2005 and 2006. In addition, we are at various stages in examinations in some foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years prior to fiscal 1998 or non-U.S. income tax examinations for years prior to fiscal 2004.

H. Line of Credit

We have a $20.0 million bank line of credit available for letter of credit purposes. As of January 31, 2008, there were standby letters of credit of $14.8 million outstanding under this line, all of which are collateralized by cash. The bank line of credit expires on April 1, 2008. The bank line of credit is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. As of January 31, 2008, we are in full compliance with all the financial covenants and restrictions contained in this credit agreement. In addition, at January 31, 2008, we had outstanding letters of credit of an insignificant amount at other banks.

I. Restructuring and Merger Liabilities

Restructuring Liabilities

During the first quarter of fiscal 2008, we recorded net restructuring expenses of $4.4 million. This is comprised of $4.5 million in additional restructuring charges, offset in part by a $0.1 million reduction in accruals for restructuring activities recorded in prior periods.

The first quarter of fiscal 2008 restructuring action is a continuation of the restructuring plan that we began during the fourth quarter of fiscal 2006 and is anticipated to continue throughout fiscal 2008. The restructuring plan is related to our two-year strategy to develop a comprehensive transformation of our business and to achieve competitive operating margins. This strategy currently has four main initiatives: (1) improving our sales model and sales staff specialization; (2) integrating our product development approach and balancing between on and offshore development locations; (3) improving our administrative and support functions; and (4) transforming our services business to be more efficient and product focused. Specific actions taken during the first quarter of fiscal 2008 included reducing our workforce by 26 employees in sales and marketing, services, general and administrative, and technical

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

I. Restructuring and Merger Liabilities (Continued)

support. We also vacated several facilities. The restructuring actions taken during the first quarter of fiscal 2008 are part of our previously announced plans to incur restructuring charges of $15 million to $25 million in fiscal 2008.

Our restructuring activities in previous periods are disclosed in detail in our Annual Report on Form 10-K for fiscal 2007. The following table summarizes the restructuring reserve balance at January 31, 2008 and activity during the first quarter of fiscal 2008:

(In thousands)	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Prior to Fiscal 2005	Total
Balance at October 31, 2007:
Workforce reductions	$—	$21,310	$—	$1,234	$—	$22,544
Excess facilities, property and equipment	—	2,101	—	3,407	2,484	7,992
Other restructuring-related costs	—	14	40	95	—	149

Total restructuring reserve balance	—	23,425	40	4,736	2,484	30,685

Original charge/adjustments:
Workforce reductions	2,673	322	—	(255)	—	2,740
Excess facilities, property and equipment	1,765	—	—	43	(215)	1,593
Other restructuring-related costs	32	—	2	—	—	34

Total original charge/adjustments	4,470	322	2	(212)	(215)	4,367

Payments:
Workforce reductions	(987)	(17,924)	—	(13)	—	(18,924)
Excess facilities, property and equipment	(611)	(343)	—	(245)	(365)	(1,564)
Other restructuring-related costs	(32)	(14)	—	—	—	(46)

Total payments	(1,630)	(18,281)	—	(258)	(365)	(20,534)

Balance at January 31, 2008:
Workforce reductions	1,686	3,708	—	966	—	6,360
Excess facilities, property and equipment	1,154	1,758	—	3,205	1,904	8,021
Other restructuring-related costs	—	—	42	95	—	137

Total restructuring reserve balance	$2,840	$5,466	$42	$4,266	$1,904	$14,518

Net adjustments reduced the restructuring reserves during the first quarter of fiscal 2008 by $0.1 million for changes in estimates related to various severance and benefit and facility reserves. These adjustments are reflected in the table above for the respective fiscal year.

As of January 31, 2008, the remaining unpaid restructuring balances include accrued liabilities related to lease costs for redundant facilities, which will be paid over the respective remaining contract terms, the longest of which extends to 2012, and severance and other benefits, which will primarily be paid over the next twelve months.

Merger Liabilities

The following table summarizes the merger liabilities balance and activity during the first quarter of fiscal 2008:

(In thousands)	Balance at October 31, 2007	Additions From Acquisitions	Payments/ Adjustments	Balance at January 31, 2008
Facilities related	$12,725	$—	$(323)	$12,402
Other	325	—	(33)	292

Total merger liabilities	$13,050	$—	$(356)	$12,694

As of January 31, 2008, the remaining unpaid merger liability balances include accrued liabilities related to lease costs for redundant facilities, which will be paid over the respective remaining contract terms, the longest of which extends to 2014, and professional fees, which will be paid over the next twelve months.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

J. Senior Convertible Debentures

Under the terms of the consent solicitation that was entered into as of November 9, 2006, we were required to make special interest payments of $44.0 million over three periods. The final payment of $13.9 million occurred in January 2008. During the first quarter of fiscal 2008, we incurred interest expense of $5.6 million related to the Debentures and made cash payments for interest of $15.4 million, including the special interest payment. We will make semi-annual interest payments of $1.5 million for the remaining life of the Debentures.

K. Legal Proceedings

Between September and November of 2006, seven separate derivative complaints were filed in Massachusetts state and federal courts against us and many of our current and former officers and directors asserting various claims related to alleged options backdating. We are also named as a nominal defendant in these complaints, although the actions are derivative in nature and purportedly asserted on our behalf. These actions arose out of our announcement of a voluntary review of our historical stock-based compensation practices. The complaints essentially allege that since 1999, we materially understated our compensation expenses and, as a result, overstated actual income. The five actions filed in federal court have been consolidated, and the parties to that action have stipulated that the defendants’ answer or motion to dismiss will be due 45 days after the filing of an amended complaint. The two actions filed in state court have also been consolidated and transferred to the Business Litigation Session of Massachusetts Suffolk County Superior Court, and the parties to that action have stipulated that the defendants’ answer or motion to dismiss will be due 30 days after the filing of an amended complaint. Plaintiffs have yet to file an amended complaint in any of the pending cases. While we are still in the process of evaluating these claims, based on the results of our own findings and rulings in similar cases, we believe there are strong defenses to the claims asserted in both consolidated cases. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

On November 12, 2004, we filed suit against Microsoft in the U.S. District Court, District of Utah. We are seeking treble and other damages under the Clayton Act, based on claims that Microsoft eliminated competition in the office productivity software market during the time that we owned the WordPerfect word-processing application and the Quattro Pro spreadsheet application. Among other claims, we allege that Microsoft withheld certain critical technical information about the Windows operating system (“Windows”) from us, thereby impairing our ability to develop new versions of WordPerfect and other office productivity applications, and that Microsoft integrated certain technologies into Windows designed to exclude WordPerfect and other applications owned by us from relevant markets. In addition, we allege that Microsoft used its monopoly power to prevent original equipment manufacturers from offering WordPerfect and other applications to customers. On June 10, 2005, Microsoft’s motion to dismiss the complaint was granted in part and denied in part. On September 2, 2005, Microsoft sought appellate review of the District Court’s denial of its motion. On October 15, 2007, the U.S. Fourth Circuit Court of Appeals affirmed the District Court’s ruling, thereby allowing us to proceed with the remaining claims against Microsoft. In January 2008, Microsoft filed a Petition for a Writ of Certiorari to the United States Supreme Court seeking to appeal the Fourth Circuit’s Decision to the Supreme Court. We intend to oppose the Petition and proceed with discovery before the trial court. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

On January 20, 2004, the SCO Group, Inc. filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. Upon our motion the action was removed to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. Our answer set forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. On February 3, 2006, SCO filed a Second Amended Complaint alleging that we had violated supposed non-competition provisions of the agreement under which we sold certain UNIX-related assets to SCO, that we infringe SCO’s copyrights, and that we are engaging in unfair competition by attempting to deprive SCO of the value of the UNIX technology. SCO sought to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and to cause us to pay actual, special and punitive damages in an amount to be proven at trial. As a result of SCO’s Second Amended Complaint, SUSE filed a demand for arbitration before the International Court of Arbitration in Zurich, Switzerland, pursuant to a “UnitedLinux Agreement” in which SCO and SUSE were parties. On August 10, 2007, the U.S. District Court Judge issued a Memorandum Decision and Order that granted us

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

K. Legal Proceedings (Continued)

summary judgment against SCO on significant issues in the litigation. The District Court determined that we own the UNIX copyrights and dismissed certain of SCO’s claims against us. In addition, the Court ruled that we were entitled to a share of certain royalties SCO had received from Sun Microsystems, Inc. and Microsoft through their licenses with SCO. Prior to the commencement of the trial before the U.S. District Court, SCO filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. We have since obtained an order from the bankruptcy court allowing us to proceed with the trial for the purpose of determining how much is owed to Novell from the license royalties and to determine whether SCO had authority to enter into the Sun and Microsoft agreements. A trial date has been set for the week of April 28, 2008. Hearings before the International Court Tribunal in connection with the SUSE Arbitration matter have been stayed by the Court in the SCO bankruptcy case. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

On July 12, 2002, Amer Jneid and other related plaintiffs filed a complaint in the Superior Court of California, Orange County, alleging claims for breach of contract, fraud in the inducement, misrepresentation, infliction of emotional distress, rescission, slander and other claims against us in connection with our purchase of so-called “DeFrame” technology from the plaintiffs and two affiliated corporations (TriPole Corporation and Novetrix), and employment agreements Novell entered into with the plaintiffs in connection with the purchase. The complaint sought unspecified damages, including “punitive damages.” The dispute (resulting in these claims) arises out of the plaintiffs’ assertion that we failed to properly account for license distributions which the plaintiffs claim would have entitled them to certain bonus payouts under the purchase and employment agreements. After a lengthy jury trial in January 2007, the jury returned a verdict in favor of the various plaintiffs on certain contract claims and in favor of us on various remaining claims. As a result of the verdict, a judgment was entered against us on August 27, 2007 in the amount of $19.0 million plus an additional $4.5 million in prejudgment interest. In addition, the Court has awarded plaintiffs attorneys’ fees and costs related to the litigation. We have filed Notices of Appeal of the judgment and the related orders to the California Court of Appeals. We believe we have strong legal arguments that could result in reversal of the judgment and the lower court’s orders; however, we believe settlement is also a possibility. We accrued $27.0 million in prior fiscal periods for this matter. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position or results of operations. During the first quarter of fiscal 2008, we posted a $51.5 million bond in conjunction with our appeal of this judgment. The value of the bond was determined by statutory regulations and has no connection to the amount we believe may ultimately be paid in this matter. (See note D, “Restricted Cash”).

SilverStream, which we acquired in July 2002, and several of its former officers and directors, as well as the underwriters who handled SilverStream’s two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of the issuers, including SilverStream. A Consolidated Amended Complaint with respect to all of these companies was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the Court. While we believe that SilverStream and its former officers and directors have meritorious defenses to the claims, the various parties are pursuing settlement discussions that, if successful, would resolve all claims including the ones against SilverStream and its former directors and officers. Any settlement agreement must receive final approval from the Court and efforts to pursue the same are ongoing. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

We account for legal reserves under SFAS No. 5 which requires us to accrue for losses that we believe are probable and can be reasonably estimated. We evaluate the adequacy of our legal reserves based on our assessment of many factors, including our interpretations of the law and our assumptions about the future outcome of each case based on current information. It is reasonably possible that our legal reserves could be increased or decreased in the near term based on our assessment of these factors. We are currently party to various legal proceedings and claims involving former employees, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims will have a material adverse effect, individually or in the aggregate, on our consolidated financial position, results of operations or cash flows.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

L. Net Income (Loss) Per Share From Continuing Operations

The following table reconciles the numerators and denominators of the net income (loss) per share from continuing operations calculation for the first quarters of fiscal 2008 and 2007:

	Three months ended
(In thousands, except per share data)	January 31, 2008	January 31, 2007
Basic net income (loss) from continuing operations per share computation:
Net income (loss) from continuing operations	$14,684	$(12,169)

Weighted-average common shares outstanding, excluding unvested restricted stock	351,129	345,522

Basic net income (loss) per share from continuing operations	$0.04	$(0.04)

Diluted net income (loss) from continuing operations per share computation:
Net income (loss) from continuing operations	$14,684	$(12,169)

Weighted-average common shares outstanding	351,129	345,522
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	1,918	—

Total adjusted weighted-average common shares	353,047	345,522

Diluted net income (loss) per share from continuing operations	$0.04	$(0.04)

The 52.1 million shares of common stock attributable to the assumed conversion of the Debentures were excluded from the calculation of diluted earnings per share in the first quarters of fiscal 2008 and 2007 as their effect would have been anti-dilutive.

Incremental shares attributable to the assumed conversion of outstanding options with exercise prices that were less than the average market price of our stock (“in-the-money”) were not included in the calculation of diluted net loss per share for the first quarter of fiscal 2007 as their effect would have been antidilutive. In-the-money options for the first quarter of fiscal 2007 totaled 1,832,482. Incremental shares attributable to options with exercise prices that were at or greater than the average market price of our stock (“out-of-the-money”) were not included in the calculation of diluted net income (loss) per share for the first quarters of fiscal 2008 and 2007 as their effect would have been antidilutive. Out-of-the-money options for the first quarters of fiscal 2008 and 2007 totaled 16,918,638 and 22,314,425, respectively.

M. Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Increase/(decrease) Three months ended
(In thousands)	January 31, 2008	January 31, 2007
Net income (loss)	$16,805	$(19,945)
Change in net unrealized gain (loss) on investments	6,827	(335)
Change in cumulative translation adjustments	(4,985)	1,943
Change in SFAS No. 87 transition obligations	35	—

Comprehensive income (loss)	$18,682	$(18,337)

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

M. Comprehensive Income (Continued)

Our accumulated other comprehensive income is comprised of the following:

(In thousands)	January 31, 2008	October 31, 2007
Net unrealized gain on investments	$7,645	$818
Cumulative translation adjustment	29,886	34,871
Pension obligation	1,444	1,409

Total accumulated other comprehensive income	$38,975	$37,098

N. Stock-Based Compensation

We currently have five stock award plans that allow us to grant stock options, restricted stock units and other equity-based awards to employees and consultants, and one stock option plan that allows us to grant stock options to non-employee members of the Board of Directors. All stock-based compensation awards are issued under one of these six stock award plans. When granting stock options, we typically grant nonstatutory options at fair market value on the grant date, defined in the plans as the closing price of our stock on the day prior to grant. We also grant restricted stock units. These plans are discussed in more detail in our fiscal 2007 Annual Report on Form 10-K (See note U, “Stockholders’ Equity”).

We made the following stock option and restricted stock unit grants in the first quarters of fiscal 2008 and 2007:

	Three months ended
(In thousands)	January 31, 2008	January 31, 2007
Stock options:
Performance-based	1,583	701
Time-based	1,436	1,609

Total stock options	3,019	2,310

Restricted stock units:
Performance-based	626	175
Time-based	794	571

Total restricted stock units	1,420	746

Stock Options

Performance-based: In the first quarters of fiscal 2008 and 2007, we granted stock options to executives that will vest based on the achievement of certain revenue targets set in each of the four fiscal years beginning in the year of grant. If the targets are not met, the stock options will expire unvested.

Time-based: In the first quarters of fiscal 2008 and 2007, we granted stock options to executive and non-executive employees. Vesting of the options occurs over four years as follows: 25% of the grant vests on the first anniversary of the grant date; the remaining 75% of the grant vests monthly thereafter. The options expire 8 years after the grant date.

Restricted Stock Units

Performance-based: In the first quarters of fiscal 2008 and 2007, we granted restricted stock units to executives that will vest based on the achievement of certain profit targets for each of the four fiscal years beginning in the year of grant. If the targets are not met, the restricted stock units will expire and will not be released.

Time-based: In the first quarters of fiscal 2008 and fiscal 2007, we granted restricted stock units to executive and non-executive employees. Most units vest proportionally on each grant date anniversary over three or four years.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

N. Stock-Based Compensation (Continued)

Our consolidated statements of operations for the first quarters of fiscal 2008 and 2007 include the following amounts of stock-based compensation expense in the respective captions:

	Three months ended
(In thousands)	January 31, 2008	January 31, 2007
Cost of revenue	$1,308	$1,047

Sales and marketing	3,417	1,860
Product development	3,004	2,151
General and administrative	3,038	1,441

Operating expenses	9,459	5,452
Tax benefit	—	—

Total stock-based compensation expense	$10,767	$6,499

Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 1.9 years was $74.9 million at January 31, 2008.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“ESPP”) is considered non-compensatory under SFAS No. 123(R) and, accordingly, no compensation expense has been recorded for issuances under the ESPP. Issuances for the first quarters of fiscal 2008 and 2007 totaled 118,737 and 183,131, respectively.

O. Segment Information

We operate and report our financial results in four product-related business unit segments based on information solution categories. The segments are:

•	Open Platform Solutions
•	Identity and Security Management
•	Systems and Resource Management
•	Workgroup

Our performance is evaluated by our Chief Executive Officer and our other chief decision makers based on reviewing revenue and segment operating income (loss) information for each segment. The four product-related operating segments sell both our software and services. These offerings are sold directly and through original equipment manufacturers, resellers, and distributors who sell to dealers and end users. Operating results by segment are as follows:

	Three months ended
	January 31, 2008			January 31, 2007
(in thousands)	Net revenue	Gross Profit	Operating income (loss)	Net revenue	Gross Profit	Operating income (loss)
Open Platform Solutions	$36,799	$25,307	$11,027	$23,628	$15,137	$3,323
Identity and Security Management	47,030	27,338	15,657	47,551	21,938	7,591
Systems and Resource Management	43,339	34,719	26,438	42,293	33,626	26,673
Workgroup	103,758	86,331	77,519	104,914	84,285	73,083
Stock-based compensation expense	—	(1,308)	(10,767)	—	(1,047)	(6,499)
Common unallocated operating costs	—	—	(111,393)	—	—	(124,787)

Total per statements of operations	$230,926	$172,387	$8,481	$218,386	$153,939	$(20,616)

Common unallocated operating costs include corporate services common to all segments such as sales and marketing, general and administrative costs, restructuring expenses, and litigation settlement expenses and income. Our chief decision makers monitor all common unallocated operating costs closely but not in the context of our business unit reporting.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

O. Segment Information (Continued)

Geographic Information

For the first quarters of fiscal 2008 and 2007, revenue in the United States was $109.2 million and $109.8 million, respectively. Revenue from customers outside the United States was $121.7 million and $108.6 million in the first quarters of fiscal 2008 and 2007, respectively. For the first quarters of fiscal 2008 and 2007, 71% and 68%, respectively, of our revenue outside the United States was in Europe. During the first quarter of fiscal 2008, revenue in Germany accounted for 10% of our net revenue. No other country outside of the United States accounted for more than 10% of our net revenue for either period presented. No single customer accounted for more than 10% of our total revenue for either period presented.

P. Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including loss contingencies such as litigation, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 (Novell’s fiscal 2010). We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

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

Q. Subsequent Events

Pursuant to an Agreement and Plan of Merger dated February 13, 2008, we acquired SiteScape, Inc. (“SiteScape”) for approximately $19 million in cash. SiteScape is a provider of open collaboration software, including teaming plus conferencing products and will become part of our Workgroup product business unit.

On February 25, 2008, we announced that we had entered into a definitive agreement to acquire PlateSpin, Ltd. (“PlateSpin”) for approximately $205 million in cash. PlateSpin is a leader in support solutions for complete workload lifecycle management and

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Q. Subsequent Events (Continued)

optimization for Windows, UNIX and Linux operating systems in the physical and virtual data center. The acquisition is expected to close during the second quarter of fiscal 2008. PlateSpin’s operations and products will be integrated into our Systems and Resource Management business unit.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, some of which may be similar to those of other companies of similar size in our industry, including pre-tax losses, rapid technological changes, competition, limited number of suppliers, customer concentration, failure to successfully integrate acquisitions, adverse government regulations, failure to manage international activities, and loss of key individuals. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for fiscal 2007 filed with the Securities and Exchange Commission (“SEC”) on December 21, 2007. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal 2007 and in other documents that we file from time to time with the SEC.

Introduction

We are a global infrastructure software and services company. We develop, implement, and support proprietary, mixed source and open source software for use in business solutions by providing our customers with enterprise infrastructure software and a full range of training and support services. We help customers lower costs, manage complexity, and mitigate risk, allowing them to focus on business innovation and growth. Our products enable customers to solve business challenges by maximizing the effectiveness of their information technology (“IT”) environments.

Our singular focus is providing global leadership in enterprise-wide, desktop to data center operating systems based on Linux and open source, and the software required to secure and manage mixed IT environments. We enable customers to build their own Open Enterprises by adding the strength, flexibility and economy of open source software to their existing IT infrastructures. We offer an open source platform along with fully integrated identity, security, and systems management solutions. Our technologies allow us to help our customers manage both our open source platform and the other heterogeneous components of their IT infrastructures. By delivering these solutions to our customers, either directly or through our global network of partners, we are able to help customers achieve increased performance from their IT infrastructure at a reduced cost.

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

    Linux Platform Products:

•	SUSE Linux Enterprise Server
•	SUSE Linux Enterprise Desktop

    Other Open Platform Products:

•	openSUSE
•	SUSE Engineering (product development work we perform for customers)

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Introduction (Continued)

Identity and Security Management. Our identity, security, and access management solutions help customers integrate, secure and manage information assets as well as reduce complexity and ensure compliance. Adding intelligence to every part of a customer’s IT environment makes their systems more agile and secure. Our solutions leverage automated, centrally managed policies to support the enterprise. Our partners’ expertise, experience and technology provide some of the most comprehensive information security solutions in the industry today. Our primary Identity and Security Management offerings are:

    Identity and Access Management products:

•	Identity Manager
•	Access Manager
•	SecureLogin
•	Sentinel

    Other Identity and Security Management products:

•	Novell eDirectory

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

    ZENworks management products:

•	ZENworks Suite
•	ZENworks Patch Management
•	ZENworks Asset Management
•	ZENworks Linux Management
•	ZENworks Configuration Management
•	ZENworks Orchestrator
•	ZENworks Endpoint Security Management

Workgroup. We provide comprehensive and adaptable workgroup solutions that provide all the infrastructure, services and tools customers require to effectively and securely collaborate across a myriad of devices. We offer the security, reliability, and manageability our customers’ employees need to efficiently get their jobs done at lower cost. Our primary Workgroup products are:

•	Open Enterprise Server (“OES”)
•	NetWare and other NetWare-related products:
o	NetWare
o	Novell Cluster Services
•	Collaboration products:
o	GroupWise
o	Teaming + Conferencing
•	Other Workgroup products:
o	BorderManager
o	Novell Open Workgroup Suite, including:

o    OES

o    GroupWise

o    ZENworks Suite

o    SUSE Linux Enterprise Desktop — open source desktop

o    OpenOffice.org for Linux and Windows — open source productivity suite

In addition to our technology offerings, within each of our business units we offer a worldwide network of consultants, trainers, and technical support personnel to help our customers and partners best utilize our software. We also have partnerships with application providers, hardware and software vendors, and consultants and systems integrators. In this way we can offer a full solution to our customers.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Below is a brief update on each of our business units:

•

Within our Open Platform Solutions business unit segment, Linux and open source products remain an important growth business. In fiscal 2007, we established and expanded relationships with several strategic partners to increase the reach of both our server and desktop products. Revenue from our Linux Platform Products increased 65% in the first quarter of fiscal 2008 compared to the same period a year ago. This product revenue increase was complemented by higher services revenue of 41%, such that total revenue from our Open Platform Solutions business unit increased 56% in the first quarter of fiscal 2008 compared to the same period a year ago.

•

We continue to expand our position in the market for our Identity and Security Management business unit segment by offering products that deliver a complete, integrated solution in the areas of security, compliance, and governance issues. Our unique role-based, policy-driven approach has received positive industry reviews. Within this segment, revenue from our Identity and Access Management products increased 15% in the first quarter of fiscal 2008 compared to the same period a year ago. This product revenue increase was more than offset by lower services revenue of 18%, such that total revenue from our Identity and Security Management business unit decreased 1% in the first quarter of fiscal 2008 compared to the same period a year ago.

•

Systems and Resource Management products continue to be an important part of our product offering. Our strategy is to provide a complete “desktop to data center” offering, with leadership in virtualization for both Linux and mixed-source environments. At the end of fiscal 2007, we announced the general availability of two major products, ZENworks Configuration Management and ZENworks Orchestrator. We believe these products will become a new source of growth in the future. Systems and Resource Management product revenue increased 5% in the first quarter of fiscal 2008 compared to the same period a year ago. This product revenue increase was partially offset by lower services revenue of 12%, such that total revenue from our Systems and Resource Management business unit increased 2% in the first quarter of fiscal 2008 compared to the same period a year ago.

•

Our Workgroup revenue base is an important source of cash flow and provides us with the potential opportunity to sell additional products and services. We continued efforts to stabilize the decline of revenue from our legacy products, such as OES, NetWare and NetWare-related products. At the end of fiscal 2007, we announced the general availability of OES 2, which completes the transition of delivering NetWare services on Linux. We also introduced Novell Teaming + Conferencing, which extends the value of our collaboration offering. Our Workgroup products increased 1% in the first quarter of fiscal 2008 compared to the same period a year ago. This product revenue increase was more than offset by lower services revenue of 11%, such that total revenue from our Workgroup business unit decreased 1% in the first quarter of fiscal 2008 compared to the same period a year ago.

Our services business is focused on supporting product sales, not generating stand-alone revenue or profits. This is in line with one of the initiatives of our two-year strategy to transform our business, which is to realign our services business to be more efficient and product focused. This includes focusing our services business to drive product revenue while transferring service revenue to our partners. Our results for the first quarter of 2008 are showing early signs of success in this initiative to shift to a more profitable revenue mix. Though services revenue was down 9%, total revenue was up 6% in the first quarter of fiscal 2008 compared to the same period a year ago.

In continuation of our two-year strategic plan, during fiscal 2008 we will refine the improvements we have made in our sales, product development, and back office initiatives. In addition, we will realign our services business to improve its efficiency and focus. In conjunction with these initiatives, we expect to incur restructuring charges of $15 million to $25 million in fiscal 2008. While our initiatives and their implementation involve opportunities, risks, and challenges, we believe they will result in long-term, sustainable profitability.

Subsequent to the first quarter of fiscal 2008, we acquired SiteScape, Inc. (“SiteScape”), a provider of open collaboration software for approximately $19 million in cash, and entered into a definitive agreement to acquire PlateSpin, Ltd. (“PlateSpin”), a leader in support solutions for complete workload lifecycle management and optimization for Windows, UNIX and Linux operating systems in the physical and virtual data center for approximately $205 million in cash. SiteScape and PlateSpin will become part of our Workgroup and Systems and Resource Management business units, respectively.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments occur include, but are not limited to: revenue recognition and related reserves, long-lived assets, deferred tax assets, loss contingency accruals and restructuring, and share-based payments. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments included in these areas, refer to our Annual Report on Form 10-K for fiscal 2007.

Divestitures

CTP Switzerland

On October 31, 2007, we signed an agreement to sell our CTP Switzerland subsidiary to a management-led buyout group for $0.5 million at close, plus an additional contingent payment of up to approximately $0.3 million. The contingent payment will be received over the next year based on an earn-out model that is tied to CTP Switzerland’s management bonuses. The $0.5 million was placed into an escrow account as of October 31, 2007 and was held until close. Final closing of the sale occurred on January 31, 2008. The cash was received by us in February 2008. There will be no further shareholder or operational relationship between us and CTP Switzerland.

When we signed the agreement, we began classifying CTP Switzerland’s results as a discontinued operation in our consolidated statements of operations and reclassified our results of operations for the prior comparable period. In the fourth quarter of fiscal 2007, we recognized an estimated loss on disposal of $8.9 million resulting from the expected sale. During the first quarter of fiscal 2008 we recognized a gain on final liquidation of CTP Switzerland of $1.2 million, for a net loss of $7.7 million.

The net loss on the sale of CTP Switzerland was calculated as follows:

(In thousands)
Sales price	$500
Costs to sell	(304)

196

Net book value of CTP Switzerland:
Cash	3,417
Accounts receivable, net	3,508
Other current assets	1,718
Other long-term assets	315
Current liabilities	(3,322)
Foreign exchange and other	(1,668)
Impairment of goodwill	3,903

7,871

Net loss on sale of CTP Switzerland before income taxes	$(7,675)

Loss before income taxes recognized in the fourth quarter of fiscal 2007	$(8,855)
Gain before income taxes recognized in the first quarter of fiscal 2008	$1,180

Salmon

On March 12, 2007, we sold Salmon Ltd. (“Salmon”) for $4.9 million, plus an additional contingent payment of approximately $3.9 million to be received if Salmon meets certain future revenue targets. As of the date of sale, we ceased further shareholder or operational relationships with Salmon. Salmon’s sale has been recorded as a component of discontinued operations in our consolidated statements of operations.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Divestitures (Continued)

The results of discontinued operations (CTP Switzerland and Salmon) for the first quarters of fiscal 2008 and 2007 are as follows:

	Three months ended
(In thousands)	January 31, 2008	January 31, 2007
CTP Switzerland net revenue	$6,566	$6,210
Salmon net revenue	—	4,980

	$6,566	$11,190

CTP Switzerland income before taxes	$105	$21
Salmon income before taxes	—	137

Income before taxes	105	158

Salmon impairment of long-lived assets	—	(10,848)
CTP Switzerland gain on sale	1,180	—

Gain (loss) on discontinued operations	1,285	(10,690)
Income tax benefit	(836)	(2,914)

Income (loss) from discontinued operations	$2,121	$(7,776)

Results of Operations

Revenue

We sell our products, services, and solutions primarily to corporations, government entities, educational institutions, resellers, and distributors both domestically and internationally. In our consolidated statements of operations, we categorize revenue as software licenses, maintenance and subscriptions, and services. During the third quarter of fiscal 2007, we began reporting our services revenue and related cost of revenue in separate lines on our consolidated statements of operations. All prior periods have been reclassified to conform to the current period’s presentation. Software licenses revenue includes sales of proprietary licenses, upgrade licenses and certain royalties. Maintenance and subscriptions revenue includes product maintenance agreements, Linux subscriptions, upgrade protection contracts, and engineering-related revenue. Services revenue includes technical support, training, and professional services.

	Three months ended
(Dollars in thousands)	January 31, 2008	January 31, 2007	Change
Software licenses	$40,431	$38,553	5%
Maintenance and subscriptions	149,183	134,671	11%
Services	41,312	45,162	(9)%

Total net revenue	$230,926	$218,386	6%

Revenue in our software licenses category increased in the first quarter of fiscal 2008 compared to the same quarter of fiscal 2007 due primarily to increased license revenue from Identity and Security Management, Systems and Resource Management and Workgroup. Revenue from maintenance and subscriptions increased in the first quarter of fiscal 2008 compared to the same quarter of fiscal 2007 primarily due to increased revenue from Linux Platform Products, which increased $11.0 million, or 65%, over the prior year. This increase was offset somewhat by decreased maintenance and subscriptions revenue for combined OES and NetWare-related products, which decreased $1.0 million, or 2%. Services revenue decreased as anticipated, reflecting the impact of realigning our services business to be more efficient and product focused and the resulting change in revenue mix towards higher margin product revenue. Foreign currency exchange rate fluctuations favorably impacted revenue by $7.3 million in the first quarter of fiscal 2008 compared to the same period of fiscal 2007. Our revenue by reporting segment is detailed below.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Net revenue in the Open Platform Solutions segment was as follows:

	Three months ended
(Dollars in thousands)	January 31, 2008	January 31, 2007	Change
Software licenses	$—	$194	—%
Maintenance and subscriptions	30,046	18,660	61%
Services	6,753	4,774	41%

Total net revenue	$36,799	$23,628	56%

Revenue from our Open Platform Solutions segment increased in the first quarter of fiscal 2008 compared to the same quarter of fiscal 2007 primarily due to Linux Platform Products, which increased $11.0 million, or 65%. Software licenses within the Open Platform Solutions segment decreased as most of the revenue in this category is sold under subscriptions and upgrade protection contracts. Because much of the revenue we invoice is deferred and recognized over time, we consider invoicing, or bookings, to be a key indicator of current sales performance and future revenue performance. Invoicing for Linux Platform Products was $37.7 million, which was in line with invoicing levels seen in the second, third and fourth quarters of fiscal 2007. Invoicing for Linux Platform Products was down 59% in the first quarter of fiscal 2008 compared to the same quarter of fiscal 2007, primarily due to the high invoicing levels in the first quarter of fiscal 2007 that followed the November 2, 2006 signing of the Microsoft agreements. These agreements are discussed in more detail in our fiscal 2007 Annual Report on Form 10-K (See note F, “Microsoft Agreements”).

Net revenue in the Identity and Security Management segment was as follows:

	Three months ended
(Dollars in thousands)	January 31, 2008	January 31, 2007	Change
Software licenses	$12,618	$11,559	9%
Maintenance and subscriptions	19,710	18,045	9%
Services	14,702	17,947	(18)%

Total net revenue	$47,030	$47,551	(1)%

Revenue from our Identity and Security Management segment decreased slightly in the first quarter of fiscal 2008 compared to the same quarter of fiscal 2007. This decrease resulted primarily from lower services revenue reflecting the impact of realigning our services business to be more efficient and product focused and the resulting change in revenue mix towards higher margin product revenue, partially offset by higher Identity and Access Management product revenue. Invoicing for Identity and Access Management products increased 17% in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Net revenue in the Systems and Resource Management segment was as follows:

	Three months ended
(Dollars in thousands)	January 31, 2008	January 31, 2007	Change
Software licenses	$8,171	$7,502	9%
Maintenance and subscriptions	28,866	27,655	4%
Services	6,302	7,136	(12)%

Total net revenue	$43,339	$42,293	2%

Revenue from our Systems and Resource Management segment increased in the first quarter of fiscal 2008 compared to the same quarter of fiscal 2007 primarily as a result of ZENworks Asset Management, ZENworks Linux Management, and ZENworks Endpoint Security Management product sales. Invoicing in the Systems and Resource Management products increased 14% in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Net revenue in the Workgroup segment was as follows:

	Three months ended
(Dollars in thousands)	January 31, 2008	January 31, 2007	Change
Software licenses	$19,642	$19,298	2%
Maintenance and subscriptions	70,561	70,311	—%
Services	13,555	15,305	(11)%

Total net revenue	$103,758	$104,914	(1)%

Revenue from our Workgroup segment decreased slightly in the first quarter of fiscal 2008 compared to the same quarter of fiscal 2007. Lower services revenue and a decrease of $2.1 million, or 4%, in combined OES and NetWare-related revenue was partially offset by a $2.5 million or 10% increase in collaboration revenue. Invoicing was flat for the combined OES and NetWare-related products for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Deferred revenue

We have total deferred revenue of $723.1 million at January 31, 2008 compared to $767.7 million at October 31, 2007. Deferred revenue represents revenue that is expected to be recognized in future periods under maintenance contracts and subscriptions that are recognized ratably over the related contract periods, typically one to three years. The decrease in total deferred revenue of $44.6 million is primarily attributable to seasonably lower invoicing during the first quarter of fiscal 2008.

Gross profit

	Three months ended
(Dollars in thousands)	January 31, 2008	January 31, 2007	Change
Software licenses gross profit	$37,166	$34,326	8%
percentage of related revenue	92%	89%
Maintenance and subscriptions gross profit	$137,543	$123,016	12%
percentage of related revenue	92%	91%
Services gross profit	$(2,322)	$(3,403)	32%
percentage of related revenue	(6)%	(8)%
Total gross profit	$172,387	$153,939	12%
percentage of revenue	75%	70%

Higher gross profit and gross profit percentage of revenue for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 reflected the benefits of our prior restructuring actions and other cost reduction initiatives. Our overall gross profit improvement also reflected the benefits of realigning our services business to be more efficient and product focused resulting in a change in revenue mix from lower-margin services revenue to higher-margin product revenue. Our services business is focused on supporting product sales, not generating stand-alone profit. Cost of revenue related headcount was lower by 154 employees, or 12%, at the end of the first quarter of fiscal 2008 compared to the same period in fiscal 2007.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Gross profit by reporting segment was as follows:

	Three months ended
(Dollars in thousands)	January 31, 2008	January 31, 2007	Change
Open Platform Solutions	$25,307	$15,137	67%
percentage of related revenue	69%	64%
Identity and Security Management	$27,338	$21,938	25%
percentage of related revenue	58%	46%
Systems and Resource Management	$34,719	$33,626	3%
percentage of related revenue	80%	80%
Workgroup	$86,331	$84,285	2%
percentage of related revenue	83%	80%
Stock-based compensation expense	$(1,308)	$(1,047)	25%
Total gross profit	$172,387	$153,939	12%
percentage of revenue	75%	70%

Gross profit in Open Platform Solutions and Systems and Resource Management increased in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily from higher revenue. Gross profit in Identity and Security Management and Workgroup increased in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily from lower costs reflecting the benefits of our prior restructuring actions and continued emphasis on cost reductions.

Operating expenses

	Three months ended
(Dollars in thousands)	January 31, 2008	January 31, 2007	Change
Sales and marketing	$86,605	$90,101	(4)%
percentage of revenue	38%	41%
Product development	$46,058	$46,467	(1)%
percentage of revenue	20%	21%
General and administrative	$26,876	$30,643	(12)%
percentage of revenue	12%	14%
Restructuring expenses	$4,367	$7,344	(41)%
percentage of revenue	2%	3%
Total operating expenses	$163,906	$174,555	(6)%
percentage of revenue	71%	80%

Sales and marketing expenses decreased in the first quarter of fiscal 2008 compared to the same period of fiscal 2007 reflecting the benefits of our recent restructuring actions and strategic initiative to optimize our sales force. Stock-based compensation expenses of $3.4 million during the first quarter of fiscal 2008 increased $1.6 million compared to the same period in fiscal 2007. Sales and marketing headcount was lower by 159 employees, or 14%, at the end of the first quarter of fiscal 2008 compared to the same period in fiscal 2007.

Product development expenses in the first quarter of fiscal 2008 were relatively flat compared to the same period of fiscal 2007. The benefits of our recent restructuring actions and strategic initiative to optimize our product development efforts were offset by our investments in Linux and virtualization, and increased expenditures resulting from our acquisition of Senforce and other product development projects. Stock-based compensation expenses of $3.0 million during the first quarter of fiscal 2008 increased $0.9 million compared to the same period in fiscal 2007. Product development headcount was lower by 41 employees, or 3%, at the end of the first quarter of fiscal 2008 compared to the same period of fiscal 2007. Product development expenses increased in Open Platform Solutions and Systems and Resource Management, while Identity and Security Management and Workgroup declined in the first quarter of fiscal 2008 compared to the same period of fiscal 2007.

General and administrative expenses decreased in the first quarter of fiscal 2008 compared to the same period of fiscal 2007 primarily reflecting the completion of our historical stock-based compensation review. Stock-based compensation expenses of $3.0 million during the first quarter of fiscal 2008 increased $1.6 million compared to the same period in fiscal 2007. General and

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

administrative headcount was lower by 63 employees, or 10%, at the end of the first quarter of fiscal 2008 compared to the same period in fiscal 2007.

Foreign currency exchange rate fluctuations during the first quarter of fiscal 2008, compared to the same period in fiscal 2007, favorably impacted revenue and unfavorably impacted operating expenses by $7.3 million and did not materially impact income from operations.

During the first quarter of fiscal 2008, we recorded net restructuring expenses of $4.4 million. This is comprised of $4.5 million in additional restructuring charges, offset in part by a $0.1 million reduction in accruals for restructuring activities recorded in prior periods.

The first quarter of fiscal 2008 restructuring action is a continuation of the restructuring plan that we began during the fourth quarter of fiscal 2006 and is anticipated to continue throughout fiscal 2008. The restructuring plan is related to our two-year strategy to develop a comprehensive transformation of our business and to achieve competitive operating margins. This strategy currently has four main initiatives: (1) improving our sales model and sales staff specialization; (2) integrating our product development approach and balancing between on and offshore development locations; (3) improving our administrative and support functions; and (4) transforming our services business to be more efficient and product focused. Specific actions taken during the first quarter of fiscal 2008 included reducing our workforce by 26 employees in sales and marketing, services, general and administrative, and technical support. We also vacated several facilities. The restructuring actions taken during the first quarter of fiscal 2008 are part of our previously announced plans to incur restructuring charges of $15 million to $25 million in fiscal 2008.

Other income (expense)

	Three months ended
(Dollars in thousands)	January 31, 2008	January 31, 2007	Change
Investment income	$22,906	$20,692	11%
percentage of revenue	10%	9%
Gain on sale of venture capital funds	$—	$3,591	—%
percentage of revenue	—%	2%
Interest expense and other, net	$(5,750)	$(6,250)	(8)%
percentage of revenue	(2)%	(3)%
Total other income, net	$17,156	$18,033	(5)%
percentage of revenue	7%	8%

Investment income includes income from short-term and long-term investments. Investment income for the first quarter of fiscal 2008 increased compared to the same period in fiscal 2007 due primarily to higher interest rates. During the first quarter of fiscal 2007, we sold the final portion of our venture capital funds, resulting in a gain of $3.6 million.

Income tax (benefit) expense on income from continuing operations

	Three months ended
(Dollars in thousands)	January 31, 2008	January 31, 2007	Change
Income tax expense	$10,953	$9,586	14%
Effective tax rate	43%	(371)%

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the first quarter of fiscal 2008, we provided for income tax expense on continuing operations of $11.0 million. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items). Due to the utilization of a significant amount of our net operating loss carryforwards in previous years, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” in

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

fiscal 2006, we elected to follow the tax ordering laws to determine the sequence in which deductions, net operating loss carryforwards, and tax credits are utilized. Accordingly, during the first quarter of fiscal 2008, a tax benefit relating to stock options for current year exercises and utilization of previously reserved net operating losses of $9.7 million was credited to additional paid-in capital. Additionally, during the first quarter of fiscal 2008, a tax benefit relating to the utilization of previously reserved acquired net operating losses of $5.0 million was credited to goodwill.

The effective tax rate for the first quarter of fiscal 2008 differs from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, and differences between the book and tax treatment of certain income items. The effective tax rate on continuing operations for the first quarter of fiscal 2008 was 43% compared to a benefit effective tax rate of 371% for the same period in fiscal 2007. The effective tax rate for the first quarter of fiscal 2008 differs from the effective tax rate for the same period of fiscal 2007 because, even though we had near break-even earnings from continuing operations in the first quarter of fiscal 2007, we had income tax expense resulting primarily from the use of previously reserved U.S. acquired net operating loss carryovers.

In accordance with determinations made pursuant to the applicable accounting standards, we continue to believe that it is more likely than not that most of our remaining U.S. net deferred tax assets will not be realized based on all available evidence. As a result, we have provided a valuation allowance on those U.S. net deferred tax assets. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in capital. It is reasonably possible that we could reduce some or all of our valuation allowance in the near-term.

Prior to fiscal 2008, we evaluated our tax reserves under SFAS No. 5, “Accounting for Contingencies,” which required us to accrue for losses we believed were probable and could be reasonably estimated. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The adoption of FIN 48 resulted in a $1.4 million non-cash adjustment to increase our reserves for unrecognized tax benefits and a reduction to beginning retained earnings. Our policy for interest and penalties related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Interest and penalties on tax reserves continue to be classified as income tax expense in our consolidated statements of operations.

As of November 1, 2007, we had reserves for unrecognized tax benefits totaling $62.2 million, including the $1.4 million effect of adopting FIN 48, and related accrued interest of $7.1 million, of which $42.8 million would favorably impact our effective tax rate if recognized. The total outstanding balance for reserves related to unrecognized tax benefits as of January 31, 2008 was $56.3 million including related accrued interest of $6.9 million, of which $42.1 million would favorably impact the effective tax rate if recognized. This $42.1 million is recorded in other long-term liabilities on our consolidated balance sheet. The difference between the total unrecognized tax benefits and those affecting the effective tax rate is due to certain unrecognized tax benefits that would have a full valuation allowance if recognized. As of January 31, 2008, we do not anticipate that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We conduct business globally and, as a result, one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. During January 2008, the U.S. Internal Revenue Service opened an examination for fiscal years 2005 and 2006. In addition, we are at various stages in examinations in some foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years prior to fiscal 1998 or non-U.S. income tax examinations for years prior to fiscal 2004.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Net income (loss) components

	Three months ended
(In thousands)	January 31, 2008	January 31, 2007
Income (loss) from continuing operations	$14,684	$(12,169)
Income (loss) from discontinued operations, net of tax	2,121	(7,776)

Net income (loss)	$16,805	$(19,945)

Discontinued operations relates to the January 2008 disposition of CTP Switzerland and the March 2007 sale of Salmon, discussed in the Divestitures section, above.

Liquidity and Capital Resources

The decrease in cash, cash equivalents, and short-term investments and the balances as a percent of total assets are as follows:

(Dollars in thousands)	January 31, 2008	October 31, 2007	Change
Cash, cash equivalents, and short-term investments	$1,767,409	$1,857,637	(5)%
Percent of total assets	64%	65%

An overview of the significant cash flow activities for the three months ended January 31, 2008 and 2007 is as follows:

	Three months ended
(in thousands)	January 31, 2008	January 31, 2007
Net cash (used in) provided by operating activities	$(26,286)	$347,528
Issuance of common stock, net	2,582	7,385
Purchases of property, plant and equipment	(5,859)	(4,958)
Proceeds from sale of venture capital funds	—	4,964
Cash paid for acquisition of RedMojo, net of cash acquired	—	(9,727)
Cash restricted due to litigation	(51,495)	—
Cash divested as a result of CTP Switzerland disposition	(3,417)	—

Cash used in operating activities during the first quarter of fiscal 2008 of $26.3 million resulted primarily from the payout of amounts that were accrued as of October 31, 2007, including the fiscal 2007 annual bonus and restructuring expenses. Cash used in operating activities during the first quarter of fiscal 2008 also included the final $13.9 million of special interest payments required under the consent solicitation for the Debentures, discussed further below.

Cash provided by operating activities during the first quarter of fiscal 2007 included the receipt of $348.0 million in cash in connection with the November 2006 Microsoft agreements.

As of January 31, 2008, we had cash, cash equivalents, and short-term investments of approximately $470 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, which are subject to market risk. As of January 31, 2008, $7.4 million of our short-term investments are invested in equity securities designated for deferred compensation payments, which are paid out as requested by participants of the Novell, Inc. Deferred Compensation Plan. Our short-term investment portfolio includes gross unrealized gains and losses of $16.0 million and $0.5 million, respectively, as of January 31, 2008. We monitor our investments and record losses to our consolidated statements of operations when a decline in the investment’s market value is determined to be other-than-temporary.

As of January 31, 2008, we estimated that our auction-rate securities had a fair value of $31.9 million. During the first quarter of fiscal 2008, we recorded an unrealized loss on these securities of $5.4 million. This unrealized loss is in addition to the $2.5 million unrealized loss that was recorded during the fourth quarter of fiscal 2007. These unrealized losses were recorded in accumulated other comprehensive income in our consolidated balance sheets. We concluded that this unrealized loss is temporary because: 1) we have

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources (Continued)

the intent and ability to hold these investments until a recovery of par value; 2) the securities have maintained AAA or AA credit ratings, and the overall credit situation is substantially unchanged from the prior quarter; and 3) the underlying collateral is sound. As these securities are no longer in a liquid market, their fair value was estimated by utilizing the proprietary pricing models of our dealers. We have reviewed and agree with the valuation methodologies, assumptions, and procedures utilized by these dealers to estimate the value of these securities.

As a result of the failure of the auctions for these investments, we will not be able to access these funds without realizing a loss of principal unless a future auction on these investments is successful. If the issuers are unable to successfully close future auctions and their credit ratings significantly deteriorate, we may be required to further adjust the carrying value of these investments and realize an impairment charge for an other-than-temporary decline in fair value. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity on these investments will affect our ability to operate our business as usual.

During the first quarter of fiscal 2008, our holdings in an enhanced liquidity fund were frozen due to liquidity issues. We believe that the underlying securities are not impaired if held to maturity. As the underlying securities mature, the fund manager is distributing the cash on a pro rata basis to the fund’s shareholders. During the first quarter of fiscal 2008, we received $29.8 million in fund distributions. As of January 31, 2008, the balance of this investment is $47.0 million. It is anticipated that $20.3 million of this balance will be distributed during the next twelve months and the remaining $26.7 million will be distributed in excess of one year. Therefore, we reclassified $26.7 million from short-term investments to long-term investments as of January 31, 2008. At present, the fund’s cash is being distributed more quickly than originally scheduled. The fund continues to accrue interest income and, as there are no other-than-temporary impairment or valuation issues with these securities, no impairment charges are warranted.

In relation to the appeal we filed in the Amer Jneid legal matter, during the first quarter of fiscal 2008, we were required by the court to post a $51.5 million bond (See note K, “Legal Proceedings”). The value of the bond was determined by statutory regulations and has no connection to the amount we believe may ultimately be paid in this matter. The bond is held in an interest bearing account in our name, but is restricted and classified as such on our consolidated balance sheets. The restriction will continue until the resolution of this legal matter.

According to the terms of the Open Invention Network, LLC (“OIN”) agreement, under which we have a $20.0 million or 17% interest in OIN, we could be required to make future cash contributions which we would fund with cash from operating activities and cash on hand.

Under the terms of the consent solicitation that was entered into as of November 9, 2006, we were required to make special interest payments of $44.0 million over three periods. The final payment of $13.9 million occurred in January 2008. During the first quarter of fiscal 2008, we incurred interest expense of $5.6 million related to the Debentures and made cash payments for interest of $15.4 million, including the special interest payment. We will make semi-annual interest payments of $1.5 million for the remaining life of the Debentures.

There have been no significant changes to our contractual obligations as disclosed in our fiscal 2007 Annual Report on Form 10-K.

Our principal sources of liquidity continue to be from operating activities, cash on hand, and short-term investments. At January 31, 2008, our principal unused sources of liquidity consisted of cash and cash equivalents of $1.0 billion and short-term investments of $728.8 million. Our liquidity needs for the next twelve months are principally for financing of fixed assets, interest payments on the Debentures, payments under our restructuring plans, product development, and to maintain flexibility in a dynamic and competitive operating environment, including pursuing potential acquisition and investment opportunities. Our liquidity needs beyond the next twelve months include those mentioned previously in addition to the possible redemption of our Debentures, which the holders can first require us to repurchase on July 15, 2009.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources (Continued)

We anticipate being able to fund our current operating activities, potential future acquisitions, further integration restructuring, or additional merger-related costs, and planned capital expenditures for the next twelve months with existing cash and short-term investments together with cash generated from operating activities and investment income. We believe that borrowings under our credit facilities or offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and are dependent on market conditions at such time. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including loss contingencies such as litigation, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 (Novell’s fiscal 2010). We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

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

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of our foreign currency exchange risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at January 31, 2008.

Interest Rate Risk

The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our strategy is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximately $7.3 million decrease (less than 1.0%) in the fair value of our available-for-sale securities.

Market Risk

We have experienced some market risk and liquidity issues related to some of our investment funds. See the liquidity and capital resources section in management’s discussion and analysis for more detail on these investments. We hold available-for-sale equity securities in our short-term investment portfolio. As of January 31, 2008, gross unrealized loss before tax effect on the short-term public equity securities totaled $0.4 million. A reduction in prices of 10% of these short-term equity securities would result in an approximately $0.7 million decrease (less than 0.5%) in the fair value of our short-term investments.

Foreign Currency Risk

We use derivatives to hedge those net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the United States, impact our consolidated statements of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we do not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $3.9 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

We do not currently hedge currency risk related to revenues or expenses denominated in foreign currencies. Foreign currency exchange rate fluctuations during the first quarter of fiscal 2008, compared to the same period in fiscal 2007, favorably impacted revenue and unfavorably impacted operating expenses by $7.3 million and did not materially impact income from operations.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position at January 31, 2008. Actual results may differ materially.

NOVELL, INC.

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NOVELL, INC.

PART II. OTHER INFORMATION

Part II. Other Information

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 1. Legal Proceedings

The information required by this item is incorporated herein by reference from note K of our financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Form 10-K for the fiscal year ended October 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases of shares of Novell common stock made by us during the first quarter of fiscal 2008.

(In thousands, except per share amounts) Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
November 1, 2007 through November 30, 2007	16	$6.84	—	—
December 1, 2007 through December 31, 2007	226	6.88	—	—
January 1, 2008 through January 31, 2008	11	0.54	—	—

Total	253	$6.61	—	—

(1)

The total number of shares purchased includes shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units, restricted stock rights, and stock issued under a stock based deferred compensation plan totaling 252,941 shares in the months of November, December, and January of fiscal 2008.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	18 U.S.C. Section 1350 Certification

32.2	18 U.S.C. Section 1350 Certification

NOVELL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)

Date: March 10, 2008	By:	/s/ DANA C. RUSSELL
Dana C. Russell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

NOVELL, INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	18 U.S.C. Section 1350 Certification

32.2	18 U.S.C. Section 1350 Certification