Form 10-Q
period 2008-04-30
NOVELL INC
filed 2008-06-06
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2008

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

As of May 30, 2008 there were 353,868,380 shares of the registrant’s common stock outstanding.

NOVELL, INC.

Part I. Financial Information

Item 1.	Financial Statements

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	April 30, 2008	October 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,003,398	$1,079,819
Short-term investments	427,322	777,818
Restricted cash	52,124	—
Receivables (net of allowances of $4,611 and $3,897 at April 30, 2008 and October 31, 2007, respectively)	176,676	208,318
Prepaid expenses	54,910	53,316
Other current assets	29,260	35,065

Total current assets	1,743,690	2,154,336
Property, plant and equipment, net	183,743	180,537
Long-term investments	42,088	37,304
Goodwill	596,978	404,612
Intangible assets, net	58,033	33,572
Deferred income taxes	27,321	14,518
Other assets	27,470	29,515

Total assets	$2,679,323	$2,854,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,841	$45,135
Accrued compensation	88,348	112,794
Other accrued liabilities	98,849	122,850
Income taxes payable	7,244	46,724
Deferred revenue	450,945	494,615

Total current liabilities	686,227	822,118
Deferred income taxes	1,361	884
Other long-term liabilities	40,502	—
Long-term deferred revenue	250,629	273,066
Senior convertible debentures	479,394	600,000

Total liabilities	1,458,113	1,696,068

Stockholders’ equity:
Common stock, par value $0.10 per share, Authorized — 600,000,000 shares; Issued — 368,798,786 and 365,739,499 shares at April 30, 2008 and October 31, 2007, respectively; Outstanding — 353,680,465 and 350,610,468 shares at April 30, 2008 and October 31, 2007, respectively	36,880	36,574
Additional paid-in capital	461,232	413,182
Treasury stock, at cost — 15,118,321 and 15,129,031 shares at April 30, 2008 and October 31, 2007, respectively	(124,424)	(124,512)
Retained earnings	817,263	795,984
Accumulated other comprehensive income	30,259	37,098

Total stockholders’ equity	1,221,210	1,158,326

Total liabilities and stockholders’ equity	$2,679,323	$2,854,394

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three months ended
	April 30, 2008	April 30, 2007
	(unaudited)
Net revenue:
Software licenses	$44,454	$41,779
Maintenance and subscriptions	150,122	139,742
Services	41,090	50,866

Total net revenue	235,666	232,387

Cost of revenue:
Software licenses	4,194	4,260
Maintenance and subscriptions	12,646	11,270
Services	44,228	49,040

Total cost of revenue	61,068	64,570

Gross profit	174,598	167,817

Operating expenses:
Sales and marketing	92,076	88,173
Product development	48,029	52,562
General and administrative	29,734	34,305
Restructuring expenses	392	4,523
Purchased in-process research and development	2,700	—

Total operating expenses	172,931	179,563

Income (loss) from operations	1,667	(11,746)

Other income (expense):
Investment income	24,871	20,666
Interest expense and other, net	(7,019)	(6,906)

Total other income, net	17,852	13,760

Income from continuing operations before taxes	19,519	2,014
Income tax expense	13,653	3,326

Income (loss) from continuing operations	5,866	(1,312)

Income from discontinued operations before taxes	—	1,269
Income tax expense on discontinued operations	—	2,845

Loss from discontinued operations	—	(1,576)

Net income (loss)	$5,866	$(2,888)

Basic earnings per share:
Income from continuing operations	$0.02	$(0.00)

Net income (loss) per share	$0.02	$(0.01)

Diluted earnings per share:
Income from continuing operations	$0.02	$(0.00)

Net income (loss) per share	$0.02	$(0.01)

Weighted-average shares outstanding — basic	352,785	346,492
Weighted-average shares outstanding — diluted	354,287	346,492

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Six months ended
	April 30, 2008	April 30, 2007
	(unaudited)
Net revenue:
Software licenses	$84,885	$80,332
Maintenance and subscriptions	299,305	274,413
Services	82,402	96,028

Total net revenue	466,592	450,773

Cost of revenue:
Software licenses	7,459	8,487
Maintenance and subscriptions	24,286	22,925
Services	87,862	97,605

Total cost of revenue	119,607	129,017

Gross profit	346,985	321,756

Operating expenses:
Sales and marketing	178,681	178,274
Product development	94,087	99,029
General and administrative	56,610	64,948
Restructuring expenses	4,759	11,867
Purchased in-process research and development	2,700	—

Total operating expenses	336,837	354,118

Income (loss) from operations	10,148	(32,362)

Other income (expense):
Investment income	47,777	41,358
Gain on sale of venture capital funds	—	3,591
Interest expense and other, net	(12,769)	(13,156)

Total other income, net	35,008	31,793

Income (loss) from continuing operations before taxes	45,156	(569)
Income tax expense	24,606	12,912

Income (loss) from continuing operations	20,550	(13,481)

Income (loss) from discontinued operations before taxes	1,285	(9,421)
Income tax benefit on discontinued operations	(836)	(69)

Income (loss) from discontinued operations	2,121	(9,352)

Net income (loss)	$22,671	$(22,833)

Basic earnings per share:
Income (loss) from continuing operations	$0.06	$(0.04)

Net income (loss) per share	$0.06	$(0.07)

Diluted earnings per share:
Income (loss) from continuing operations	$0.06	$(0.04)

Net income (loss) per share	$0.06	$(0.07)

Weighted-average shares outstanding — basic	351,957	346,007
Weighted-average shares outstanding — diluted	353,660	346,007

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six months ended
	April 30, 2008	April 30, 2007
	(unaudited)
Cash flows from operating activities
Net income (loss)	$22,671	$(22,833)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation expense	17,777	16,432
Depreciation and amortization	18,847	21,473
Change in accounts receivable allowances	671	(451)
Utilization of previously reserved acquired net operating losses	5,025	4,825
(Gain) loss on discontinued operations, before taxes	(1,180)	10,220
Gain on sale of venture capital funds	—	(3,591)
Gain on long-term investments	(250)	(1,738)
Gain on debenture repurchases	(405)	—
Purchased in-process research and development	2,700	—
Changes in current assets and liabilities, excluding the effect of acquisitions and dispositions:
Receivables	33,983	52,990
Prepaid expenses	(2,055)	(5,078)
Other current assets	4,846	(3,291)
Deferred income taxes	(12,326)	783
Accounts payable	(5,874)	224
Accrued liabilities	(53,663)	(25,598)
Deferred revenue	(74,734)	273,906

Net cash (used in) provided by operating activities	(43,967)	318,273

Cash flows from financing activities
Debenture repurchases	(115,589)	—
Issuance of common stock, net	6,778	8,122
Excess tax benefits from stock-based compensation	23,995	4,723

Net cash (used in) provided by financing activities	(84,816)	12,845

Cash flows from investing activities
Purchases of property, plant and equipment	(16,322)	(12,508)
Purchases of short-term investments	(282,003)	(238,237)
Maturities of short-term investments	99,274	73,213
Sales of short-term investments	508,169	117,604
Proceeds from sale of venture capital funds	—	4,964
Net cash paid for acquisitions	(220,473)	(9,727)
Net (distributions) proceeds from the sale of discontinued operations	(909)	2,749
Cash restricted due to litigation	(52,124)	—
Proceeds from sales of and distributions from long-term investments	14,523	1,738
Purchases of intangible assets	—	(875)
Other	2,227	5,166

Net cash provided by (used in) investing activities	52,362	(55,913)

(Decrease) increase in cash and cash equivalents	(76,421)	275,205
Cash and cash equivalents — beginning of period	1,079,819	675,787

Cash and cash equivalents — end of period	$1,003,398	$950,992

Supplemental disclosure of non-cash activities:
Conversion of Series B Preferred Stock to Common Stock	$—	$9,350

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. Quarterly Financial Statements

The interim consolidated financial statements as of April 30, 2008 and for the three and six months ended April 30, 2008 and 2007 were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2007. The accompanying financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of our financial condition and results of operations as of and for the interim periods presented. The interim operating results are not necessarily indicative of the results for a full year.

Reclassifications

On January 31, 2008, we sold our wholly-owned subsidiary, Cambridge Technology Partners (“CTP”) Switzerland. The results of operations for CTP Switzerland have been classified as discontinued operations for all periods presented (see note C, “Divestitures”). Certain other amounts reported in prior periods have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on net income (loss) per share.

B. Acquisitions

SiteScape

On February 13, 2008, we acquired all of the outstanding shares of SiteScape, Inc. (“SiteScape”), a provider of open collaboration software, including Teaming + Conferencing products. The purchase price, consisting of $18.5 million in cash, plus merger and transaction costs of $0.4 million, was allocated as follows:

(In thousands)	Estimated Fair Value	Estimated Useful Life
Fair value of net liabilities assumed	$(3,792)	N/A
Identifiable intangible assets:
Developed technology	1,800	3 years
Customer relationships	1,200	3 years
Goodwill	19,741	Indefinite

Total net assets acquired	$18,949

The assumed net liabilities of SiteScape consisted primarily of accounts payable and other current liabilities, partially offset by acquired cash and cash equivalents and accounts receivable.

Developed technology relates to SiteScape products that were commercially available and could be combined with our products and services. Discounted expected future cash flows attributable to the products were used to determine the fair value of developed technology. This resulted in a valuation of $1.8 million related to developed technology that has reached technological feasibility.

Customer relationships of $1.2 million relate primarily to customers under maintenance agreements. The fair value of these relationships was determined based on discounted expected future cash flows to be received as a result of the agreements and assumptions about their renewal rates.

Goodwill from the acquisition resulted from our belief that the open collaboration products developed by SiteScape are a valuable addition to our Workgroup product offerings. We believe they will help us remain competitive in the Workgroup market and increase our Workgroup revenue. The goodwill from the SiteScape acquisition was allocated to our Workgroup product business unit and is not tax deductible.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

B. Acquisitions (Continued)

PlateSpin

On March 26, 2008, we acquired all of the outstanding shares of PlateSpin Ltd. (“PlateSpin”), a leader in support solutions for complete workload lifecycle management and optimization for Windows, UNIX and Linux operating systems in the physical and virtual data center. The purchase price, consisting of $205.0 million in cash, plus merger and transaction costs of $4.0 million, was allocated as follows:

(In thousands)	Estimated Fair Value	Estimated Useful Life
Fair value of net tangible assets acquired	$3,844	N/A
Purchased in-process research and development	2,700	N/A
Identifiable intangible assets:
Developed technology	12,600	3 years
Customer relationships	11,900	3 years
Trade name	900	3 years
Goodwill	177,063	Indefinite

Total net assets acquired	$209,007

The acquired net tangible assets of PlateSpin consisted primarily of cash and cash equivalents, accounts receivable, prepaid expenses and fixed assets, partially offset by accounts payable, and other current liabilities that we assumed. The valuation of items such as fixed assets and deferred income taxes has not yet been completed; therefore, there could be future purchase price valuation adjustments, the impact of which is not expected to be material.

Purchased in-process research and development, valued at $2.7 million, pertained to technology that was not technologically feasible at the date of the acquisition, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, and was not ready for initial customer testing. At the acquisition date, PlateSpin was working on the next releases of its three major products: PowerConvert, PowerRecon, and Forge, all of which are planned for release at various dates in the latter part of calendar year 2008. These releases had not yet reached technological feasibility at the time of the acquisition. The purchased in-process research and development was valued based on discounting estimated future cash flows from the related products. The purchased in-process research and development does not have any alternative future use and did not otherwise qualify for capitalization. As a result, this amount was expensed upon acquisition.

Developed technology relates to PlateSpin products that were commercially available and could be combined with our products and services. Discounted expected future cash flows attributable to the products were used to determine the fair value of developed technology. This resulted in a valuation of $12.6 million related to developed technology that has reached technological feasibility.

Customer relationships of $11.9 million relate primarily to customers under maintenance agreements. The fair value of these relationships was determined based on discounted expected future cash flows to be received as a result of the agreements and assumptions about their renewal rates.

PlateSpin’s trade name, with a fair value of $0.9 million, was determined using the relief-from-royalty method, which assigns a royalty rate to the revenue streams that were expected from the products using the trade name. The royalty rate was determined based on the history of PlateSpin’s trade name, the expected life, and information from comparable market transactions, applied to the product revenue and discounted to a present value.

Goodwill from the acquisition resulted from our belief that the workload lifecycle management products developed by PlateSpin are a valuable addition to our Systems and Resource Management offerings. We believe they will help us remain competitive in the Systems and Resource Management market and increase our Systems and Resource Management revenue. The goodwill from the PlateSpin acquisition was allocated to our Systems and Resource Management product business unit and is tax deductible.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

B. Acquisitions (Continued)

If the PlateSpin and SiteScape acquisitions had occurred on November 1, 2007 and 2006, the unaudited pro forma results of operations would have been as follows:

	Three months ended		Six months ended
(In thousands)	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Net revenue	$238,720	$240,076	$477,846	$466,805
Net income (loss)	3,360	(7,524)	11,581	(32,284)
Net income (loss) per diluted share	$0.01	$(0.02)	$0.03	$(0.09)

The pro forma net income (loss) for the six months ended April 30, 2008 and 2007 includes $2.7 million of non-recurring purchased in-process research and development costs.

C. Divestitures

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

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

C. Divestitures (Continued)

Salmon

On March 12, 2007, we sold Salmon Ltd. (“Salmon”) for $4.9 million, plus an additional contingent payment of approximately $3.9 million to be received if Salmon meets certain cumulative future revenue targets by the end of our fiscal 2009. During the second quarter of fiscal 2008, we received $2.0 million from Salmon that was part of the original $4.9 million contingent consideration and was included in the calculation of the gain recorded in the second quarter of fiscal 2007. As of the date of sale, we ceased further shareholder or operational relationships with Salmon. Salmon’s sale has been recorded as a component of discontinued operations in our consolidated statements of operations.

The results of discontinued operations (CTP Switzerland and Salmon) are as follows:

	Three months ended		Six months ended
(In thousands)	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
CTP Switzerland net revenue	$—	$6,769	$6,566	$12,979
Salmon net revenue	—	2,371	—	7,351

	$—	$9,140	$6,566	$20,330

CTP Switzerland income before taxes	$—	$695	$105	$716
Salmon (loss) income before taxes	—	(54)	—	83

Income before taxes	—	641	105	799

Salmon gain (loss) on sale	—	628	—	(10,220)
CTP Switzerland gain on sale	—	—	1,180	—

Gain (loss) on discontinued operations	—	1,269	1,285	(9,421)
Income tax expense (benefit)	—	2,845	(836)	(69)

Income (loss) from discontinued operations	$—	$(1,576)	$2,121	$(9,352)

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

All marketable debt and equity securities that are included in short-term investments are considered available-for-sale and are carried at fair value. Temporary increases or decreases in fair value are recorded as unrealized gains or losses in accumulated other comprehensive income in the consolidated balance sheets. Other-than-temporary declines in fair value are recorded in the consolidated statements of operations. Fair values are based on quoted market prices.

As of April 30, 2008, $7.6 million of our short-term investments are invested in equity securities designated for deferred compensation payments. These funds are paid out as requested by participants of the Novell, Inc. Deferred Compensation Plan.

As of April 30, 2008, contractual maturities of our short-term investments were:

(In thousands)	Cost	Fair Market Value
Less than one year	$89,429	$89,748
Due in one to two years	141,220	143,219
Due in two to three years	97,138	98,564
Due in more than three years	65,984	66,887
No contractual maturity	29,244	28,904

Total short-term investments	$423,015	$427,322

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

D. Cash, Cash Equivalents, and Short-Term Investments (Continued)

When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in investment income in the consolidated statements of operations. Realized gains and losses on short-term investments were as follows:

	Three months ended		Six months ended
(In thousands)	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Realized gains	$9,373	$62	$10,504	$167
Realized losses	$193	$306	$307	$643

We had net unrealized gains related to short-term investments of $4.3 million as of April 30, 2008 compared to net unrealized gains of $3.3 million at October 31, 2007. Our short-term investment portfolio includes gross unrealized gains and losses of $5.4 million and $1.1 million, respectively, as of April 30, 2008. We did not record any impairment losses on short-term investments during the second quarters and first six months of fiscal 2008 and 2007, as we considered the unrealized losses to be temporary.

All of our investments in auction-rate securities are classified as long-term investments (See note F, “Long-Term Investments”). As of April 30, 2008, we have also classified $11.8 million of investments related to an enhanced liquidity fund to long-term investments (See note F, “Long-Term Investments”).

E. Restricted Cash

In relation to the appeal we filed in the Amer Jneid legal matter, we were required by the court to post in the first quarter of fiscal 2008 a $51.5 million bond (See note L, “Legal Proceedings”). The amount of the bond was determined by statutory regulations and has no connection to the amount we believe may ultimately be paid in this matter. The bond is held in an interest-bearing account in our name, but is restricted and classified as such on our consolidated balance sheets. The restriction will continue until the resolution of this legal matter. During the second quarter of fiscal 2008, the bond earned $0.6 million of interest, which increased restricted cash to $52.1 million.

F. Long-Term Investments

During the fourth quarter of fiscal 2007, we reclassified $39.8 million in auction-rate securities from short-term investments to long-term investments. These auction-rate securities were reclassified as long-term investments due to the failure of these securities to settle at auction. The failure resulted in the interest rate on these investments resetting at the maximum rate allowed per the security (LIBOR + 100, 125, or 150 bps) on the regular auction date every 28 days. While we now earn premium interest rates on the investments, until the auctions are successful the investments are not considered liquid.

As of April 30, 2008, we estimated that our auction-rate securities had a fair value of $30.3 million. During the second quarter and first six months of fiscal 2008, we recorded unrealized losses on these securities of $1.6 million and $7.0 million, respectively. This unrealized loss is in addition to the $2.5 million unrealized loss that was recorded during the fourth quarter of fiscal 2007. These unrealized losses were recorded in accumulated other comprehensive income in our consolidated balance sheets. We concluded that this unrealized loss is temporary because: 1) we have the intent and ability to hold these investments until a recovery of par value; 2) the securities have maintained AAA or AA credit ratings, and the overall credit situation is substantially unchanged from the prior quarter; and 3) the underlying collateral is sound. As these securities are no longer in a liquid market, their fair value was estimated by utilizing valuation models.

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

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

F. Long-Term Investments (Continued)

During the first quarter of fiscal 2008, our holdings in an enhanced liquidity fund were frozen due to liquidity issues. We believe that the underlying securities are not impaired if held to maturity. As the underlying securities mature, the fund manager is distributing the cash on a pro rata basis to the fund’s shareholders. During the second quarter and first six months of fiscal 2008, we received $14.3 million and $44.1 million in fund distributions, respectively. As of April 30, 2008, the balance of this investment is $33.0 million. As of April 30, 2008, we anticipate that $21.2 million of this balance will be distributed during the next twelve months. The remaining $11.8 million is anticipated to be distributed more than one year after April 30, 2008, and is classified as a long-term investment on our consolidated balance sheets. At present, the fund’s cash is being distributed faster than originally scheduled. The fund continues to accrue interest income and, as there are no other-than-temporary impairment or valuation issues with these securities, no impairment charges were recorded.

G. Goodwill and Intangible Assets

Goodwill

Goodwill allocated to our reporting segments as of April 30, 2008 is as follows:

(In thousands)	Open Platform Solutions	Identity and Security Management	Systems and Resource Management	Workgroup	Total
Balance as of October 31, 2007	$70,599	$81,142	$120,802	$132,069	$404,612
PlateSpin acquisition	—	—	177,063	—	177,063
SiteScape acquisition	—	—	—	19,741	19,741
Adjustments	(873)	(1,021)	(822)	(1,722)	(4,438)

Balance as of April 30, 2008	$69,726	$80,121	$297,043	$150,088	$596,978

Adjustments during the first six months of fiscal 2008 decreased goodwill by $4.4 million. The adjustments were comprised primarily of a $5.0 million decrease from tax adjustments, partially offset by a $0.6 million increase in foreign currency exchange rate adjustments related to PlateSpin. The $5.0 million tax adjustments were attributable to the SilverStream, Ximian, Immunix, Tally, RedMojo, Senforce and SiteScape acquisitions and related to the reversal of deferred tax asset valuation allowances for acquired net operating loss carryforwards that were utilized by income generated in the first six months of fiscal 2008.

Intangible Assets

The following is a summary of intangible assets:

	April 30, 2008			October 31, 2007
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Asset Lives
Developed technology	$48,433	$(29,042)	$19,391	$34,033	$(26,203)	$7,830	3-4 years
Trademarks/trade names	25,631	(490)	25,141	24,731	(419)	24,312	3 years or Indefinite
Customer/contractual relationships	31,911	(18,410)	13,501	18,811	(17,393)	1,418	3 years
Internal use software	5,057	(5,057)	—	5,057	(5,045)	12	3 years

Total intangible assets	$111,032	$(52,999)	$58,033	$82,632	$(49,060)	$33,572

Amortization of intangible assets for the second quarters of fiscal 2008 and 2007 was $2.4 million and $1.8 million, respectively. Amortization of intangible assets for the first six months of fiscal 2008 and 2007 was $3.9 million and $5.0 million, respectively. Amortization of existing intangibles is estimated to be approximately $7.1 million for the remainder of fiscal 2008, $12.6 million in fiscal 2009, $10.3 million in fiscal 2010, and $3.8 million in fiscal 2011, with nothing thereafter. See note B, “Acquisitions” for details about the increase in intangible assets from our SiteScape and PlateSpin acquisitions during the second quarter of fiscal 2008.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

H. Income Taxes

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the second quarter and first six months of fiscal 2008, we provided for income tax expense on continuing operations of $13.7 million and $24.6 million, respectively. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items). Due to the utilization of a significant amount of our net operating loss carryforwards in previous years, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), in fiscal 2006, we elected to follow the tax ordering laws to determine the sequence in which deductions, net operating loss carryforwards, and tax credits are utilized. Accordingly, during the second quarter and first six months of fiscal 2008, a tax benefit relating to stock options for current year exercises and utilization of previously reserved net operating losses and tax credits of $14.3 million and $24.0 million, respectively, was credited to additional paid-in capital. During the first six months of fiscal 2008, a tax benefit relating to the utilization of previously reserved acquired net operating losses of $5.0 million was credited to goodwill.

The effective tax rate for the second quarter and first six months of fiscal 2008 differs from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, and differences between the book and tax treatment of certain income items on which a valuation allowance has been recorded. The effective tax rate on continuing operations for the second quarter of fiscal 2008 was 70% compared to an effective tax rate of 165% for the same period in fiscal 2007. The effective tax rate on continuing operations for the first six months of fiscal 2008 was 54% compared to a benefit effective tax rate in excess of 100% (2,269%) for the same period in fiscal 2007. The effective tax rate for the second quarter and first six months of fiscal 2008 differs from the effective tax rate for the same periods of fiscal 2007 because, even though we had near break-even earnings from continuing operations in the second quarter and first six months of fiscal 2007, we had income tax expense resulting primarily from the use of previously reserved U.S. net operating loss carryovers.

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

Prior to fiscal 2008, we evaluated our tax reserves under SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 required us to accrue for losses we believed were probable and could be reasonably estimated. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The adoption of FIN 48 resulted in a $1.4 million non-cash adjustment to increase our reserves for unrecognized tax benefits and a reduction to beginning retained earnings. Our policy for interest and penalties related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Interest and penalties on tax reserves continue to be classified as income tax expense in our consolidated statements of operations.

As of November 1, 2007, we had reserves for unrecognized tax benefits totaling $62.2 million, including the $1.4 million effect of adopting FIN 48, and related accrued interest of $7.1 million, of which $42.8 million would favorably impact our effective tax rate if recognized. At April 30, 2008, we had reserves for unrecognized tax benefits totaling $56.8 million including related accrued interest of $6.8 million, of which $40.5 million would favorably impact the effective tax rate if recognized. The $5.4 million decrease in reserves for unrecognized tax benefits during the year relates primarily to benefits recognized as a result of the lapse of statutes of limitations. The $40.5 million is recorded in other long-term liabilities on our consolidated balance sheet. The difference between the total unrecognized tax benefits and those affecting the effective tax rate is due to certain unrecognized tax benefits that would have a full valuation allowance if recognized. As of April 30, 2008, we do not anticipate that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

H. Income Taxes (Continued)

We conduct business globally and, as a result, one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. During January 2008, the U.S. Internal Revenue Service opened an examination for fiscal years 2005 and 2006. In addition, we are at various stages in examinations in some foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years prior to fiscal 1998 or non-U.S. income tax examinations for years prior to fiscal 2004.

I. Line of Credit

We have a $20.0 million bank line of credit available for letter of credit purposes. As of April 30, 2008, there were standby letters of credit of $15.4 million outstanding under this line, all of which are collateralized by cash. The bank line of credit expires on April 1, 2009. The bank line of credit is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. As of April 30, 2008, we are in full compliance with all the financial covenants and restrictions contained in this credit agreement. In addition, at April 30, 2008, we had outstanding letters of credit of an insignificant amount at other banks.

J. Restructuring and Merger Liabilities

Restructuring liabilities

During the first six months of fiscal 2008, we recorded net restructuring expenses of $4.8 million. This was comprised of $6.2 million in additional restructuring charges, offset in part by $1.4 million in reductions of accruals for restructuring activities recorded in prior periods.

The restructuring actions undertaken during the second quarter of fiscal 2008 are a continuation of the restructuring plan that we began during the fourth quarter of fiscal 2006 and are anticipated to continue throughout the remainder of fiscal 2008. We previously announced plans to incur additional restructuring charges of $15 million to $25 million in fiscal 2008. The restructuring plan is related to our two-year strategy to develop a comprehensive transformation of our business and to achieve competitive operating margins. This strategy currently has four main initiatives: 1) improving our sales model and sales staff specialization; 2) integrating our product development approach and balancing between on and offshore development locations; 3) improving our administrative and support functions; and 4) transforming our services business to be more efficient and product focused. Specific actions taken during the first six months of fiscal 2008 included reducing our workforce by 46 employees in technical support, sales and marketing, and general and administrative. We also vacated several facilities.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

J. Restructuring and Merger Liabilities (Continued)

Our restructuring activities in previous periods are disclosed in detail in our Annual Report on Form 10-K for fiscal 2007. The following table summarizes the restructuring reserve balance as of April 30, 2008 and activity during the first six months of fiscal 2008:

(In thousands)	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Prior to Fiscal 2005	Total
Balance as of October 31, 2007:
Workforce reductions	$—	$21,310	$—	$1,234	$—	$22,544
Excess facilities, property and equipment	—	2,101	—	3,407	2,484	7,992
Other restructuring-related costs	—	14	40	95	—	149

Total restructuring reserve balance	—	23,425	40	4,736	2,484	30,685

Original charge/adjustments:
Workforce reductions	4,247	(150)	—	(1,210)	—	2,887
Excess facilities, property and equipment	1,928	77	—	123	(195)	1,933
Other restructuring-related costs	32	—	2	(95)	—	(61)

Total original charge/adjustments	6,207	(73)	2	(1,182)	(195)	4,759

Payments:
Workforce reductions	(2,004)	(18,820)	—	(16)	—	(20,840)
Excess facilities, property and equipment	(962)	(548)	—	(403)	(629)	(2,542)
Other restructuring-related costs	(32)	(14)	—	—	—	(46)

Total payments	(2,998)	(19,382)	—	(419)	(629)	(23,428)

Balance as of April 30, 2008:
Workforce reductions	2,243	2,340	—	8	—	4,591
Excess facilities, property and equipment	966	1,630	—	3,127	1,660	7,383
Other restructuring-related costs	—	—	42	—	—	42

Total restructuring reserve balance	$3,209	$3,970	$42	$3,135	$1,660	$12,016

Net adjustments reduced the restructuring reserves during the first six months of fiscal 2008 by $1.4 million for changes in estimates related to various severance and related benefits and facility reserves. These adjustments are reflected in the table above for the respective fiscal year.

As of April 30, 2008, the remaining unpaid restructuring balances include accrued liabilities related to lease costs for redundant facilities, which will be paid over the respective remaining contract terms, the longest of which extends to 2012, and severance and other benefits, which will primarily be paid over the next twelve months.

Merger liabilities

The following table summarizes the merger liabilities balance and activity associated with our acquisitions, including transaction costs, during the first six months of fiscal 2008:

(In thousands)	Balance at October 31, 2007	Additions from Acquisitions	Payments/ Adjustments	Balance at April 30, 2008
Facilities related	$12,725	$168	$(667)	$12,226
Employee related	—	196	—	196
Other	325	4,092	(2,071)	2,346

Total merger liabilities	$13,050	$4,456	$(2,738)	$14,768

As of April 30, 2008, the remaining unpaid merger liability balances include accrued liabilities related to lease costs for redundant facilities, which will be paid over the respective remaining contract terms, the longest of which extends to 2014, severance and related benefits, and professional fees, which will be paid over the next twelve months.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

K. Senior Convertible Debentures

Under the terms of the consent solicitation that was entered into as of November 9, 2006, we were required to make special interest payments of $44.0 million over three periods. During the first six months of fiscal 2008, we made total cash payments for interest of $15.6 million, of which $13.9 million was for the final special interest payment. During the second quarter and first six months of fiscal 2008, we incurred interest expense related to the Debentures of $5.5 million and $11.1 million, respectively.

During the second quarter of fiscal 2008, we received authorization from our Board of Directors to repurchase, from time to time, up to $600 million face value of the Debentures in such quantities, at such prices, and in such manner as may be directed by our management. During the second quarter of fiscal 2008, we purchased and retired $120.6 million face value of the Debentures for total cash consideration of $115.6 million, including $0.2 million of accrued interest. As part of this transaction, the portions of the unamortized debt issuance costs and prepaid interest related to the bonds that were repurchased were written off, resulting in a $0.4 million gain. This gain is shown as a component of interest expense and other in our consolidated statements of operations.

Holders of the Debentures may require us to repurchase all or a portion of their Debentures on July 15, 2009. As a result, the outstanding balance of the Debentures and related deferred financing costs will be classified as a current liability and asset, respectively, beginning in the third quarter of fiscal 2008.

L. Legal Proceedings

Between September and November of 2006, seven separate derivative complaints were filed in Massachusetts state and federal courts against us and many of our current and former officers and directors asserting various claims related to alleged options backdating. We are also named as a nominal defendant in these complaints, although the actions are derivative in nature and purportedly asserted on our behalf. These actions arose out of our announcement of a voluntary review of our historical stock-based compensation practices. The complaints essentially allege that since 1999, we materially understated our compensation expenses and, as a result, overstated actual income. The five actions filed in federal court have been consolidated, and the parties to that action stipulated that the defendants’ answer or motion to dismiss is due 45 days after the filing of an amended complaint. Although the parties filed the stipulation with the Court setting forth a schedule for the filing of an amended complaint and the briefing on our motion to dismiss, the Court has not yet taken action on that proposed stipulation. The two state court cases have been consolidated before the Business Litigation Session of the Massachusetts Suffolk County Superior Court. On or about February 13, 2008, plaintiffs filed and served a First Amended Shareholder Derivative Complaint. On May 2, 2008, we filed a motion to dismiss. Per the scheduling order entered by the court, the plaintiff’s opposition brief is due June 20, 2008; we will serve our reply brief and file all papers by July 18, 2008. The court has scheduled a hearing on the motion to dismiss for July 28, 2008. While we are still in the process of evaluating these claims, based on the results of our own findings and rulings in similar cases, we believe there are strong defenses to the claims asserted in both consolidated cases. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

On January 20, 2004, the SCO Group, Inc. filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. Upon our motion, the action was removed to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. Our answer set forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. On February 3, 2006, SCO filed a Second Amended Complaint alleging that we had violated supposed non-competition provisions of the agreement under which we sold certain UNIX-related assets to SCO, that we infringe SCO’s copyrights, and that we are engaging in unfair competition by attempting to deprive SCO of the value of the UNIX technology. SCO sought to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and to cause us to pay actual, special and punitive damages in an amount to be proven at trial. As a result of SCO’s Second Amended Complaint, SUSE filed a demand for arbitration before the International Court of Arbitration in Zurich, Switzerland, pursuant to a “UnitedLinux Agreement” in which SCO and SUSE were parties. On August 10, 2007, the U.S. District Court Judge issued a Memorandum Decision and Order that granted us summary judgment against SCO on significant issues in the litigation. The District Court determined that we own the UNIX copyrights and dismissed certain of SCO’s claims against us. In addition, the Court ruled that we were entitled to a share of certain royalties SCO had received from Sun Microsystems, Inc. and Microsoft through their licenses with SCO. Prior to the

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

L. Legal Proceedings (Continued)

commencement of the trial before the U.S. District Court, SCO filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. After obtaining relief from the Bankruptcy Court, the trial to determine the amount, if any, owed to us from licensing revenues paid to SCO concluded on May 2, 2008. The trial court indicated that it would issue a ruling in the near future and we anticipate it will also consider our claim that SCO did not have authority to enter into the licensing agreements with Microsoft and Sun Microsystems, Inc. Hearings before the International Court Tribunal in connection with the SUSE Arbitration matter have been stayed by the Court in the SCO bankruptcy case. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

On July 12, 2002, Amer Jneid and other related plaintiffs filed a complaint in the Superior Court of California, Orange County, alleging claims for breach of contract, fraud in the inducement, misrepresentation, infliction of emotional distress, rescission, slander and other claims against us in connection with our purchase of so-called “DeFrame” technology from the plaintiffs and two affiliated corporations (TriPole Corporation and Novetrix), and employment agreements that we entered into with the plaintiffs in connection with the purchase. The complaint sought unspecified damages, including “punitive damages.” The dispute (resulting in these claims) arises out of the plaintiffs’ assertion that we failed to properly account for license distributions which the plaintiffs claim would have entitled them to certain bonus payouts under the purchase and employment agreements. After a lengthy jury trial in January 2007, the jury returned a verdict in favor of the various plaintiffs on certain contract claims and in favor of us on various remaining claims. As a result of the verdict, a judgment was entered against us on August 27, 2007 in the amount of $19.0 million plus an additional $4.5 million in prejudgment interest. In addition, the Court has awarded plaintiffs attorneys’ fees and costs related to the litigation. We have filed Notices of Appeal of the judgment and the related orders to the California Court of Appeals. We believe we have strong legal arguments that could result in reversal of the judgment and the lower court’s orders; however, we believe settlement is also a possibility. We accrued $27.0 million in prior fiscal periods for this matter. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position or results of operations. During the first quarter of fiscal 2008, we posted a $51.5 million bond in conjunction with our appeal of this judgment. The amount of the bond was determined by statutory regulations and has no connection to the amount we believe may ultimately be paid in this matter. (See note E, “Restricted Cash”).

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

On November 12, 2004, we filed suit against Microsoft in the U.S. District Court, District of Utah. We are seeking treble and other damages under the Clayton Act, based on claims that Microsoft eliminated competition in the office productivity software market during the time that we owned the WordPerfect word-processing application and the Quattro Pro spreadsheet application. Among other claims, we allege that Microsoft withheld certain critical technical information about the Windows operating system (“Windows”) from us, thereby impairing our ability to develop new versions of WordPerfect and other office productivity applications, and that Microsoft integrated certain technologies into Windows designed to exclude WordPerfect and other applications owned by us from relevant markets. In addition, we allege that Microsoft used its monopoly power to prevent original equipment manufacturers from offering WordPerfect and other applications to customers. On June 10, 2005, Microsoft’s motion to dismiss the complaint was granted in part and denied in part. On October 15, 2007, the U.S. Fourth Circuit Court of Appeals affirmed the District Court’s ruling. On March 18, 2008, the United States Supreme Court rejected Microsoft’s Petition for a Writ of Certiorari seeking to appeal the Fourth Circuit’s Decision. As a result of these rulings, we are now proceeding with the remaining claims against Microsoft.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

L. Legal Proceedings (Continued)

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

M. Net Income (Loss) Per Share From Continuing Operations

The following tables reconcile the numerators and denominators of the net income (loss) per share from continuing operations calculation for the three and six months ended April 30, 2008 and 2007:

	Three months ended
(In thousands, except per share data)	April 30, 2008	April 30, 2007
Basic net income (loss) per share from continuing operations computation:
Net income (loss) from continuing operations	$5,866	$(1,312)

Weighted-average common shares outstanding, excluding unvested restricted stock	352,785	346,492

Basic net income (loss) per share from continuing operations	$0.02	$(0.00)

Diluted net income (loss) per share from continuing operations computation:
Net income (loss) from continuing operations	$5,866	$(1,312)

Weighted-average common shares outstanding	352,785	346,492
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	1,502	—

Total adjusted weighted-average common shares	354,287	346,492

Diluted net income (loss) per share from continuing operations	$0.02	$(0.00)

In the calculation of diluted earnings per share, 50.8 million and 52.1 million shares of common stock attributable to the assumed conversion of the Debentures were excluded from the calculation in the second quarters of fiscal 2008 and 2007, respectively, as their effect would have been anti-dilutive.

Incremental shares of 2,091,101 attributable to the assumed exercise of outstanding options with exercise prices less than the average market price of our stock (“in-the-money”) were not included in the calculation of diluted net loss per share for the second quarter of fiscal 2007 as their effect would have been anti-dilutive due to the net loss in the period. Incremental shares attributable to options with exercise prices that were at or greater than the average market price of our stock (“out-of-the-money”) were not included in the calculation of diluted net income (loss) per share for the second quarters of fiscal 2008 and 2007 as their effect would have been anti-dilutive. Out-of-the-money options for the second quarters of fiscal 2008 and 2007 totaled 15,250,548 and 19,512,554, respectively.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

M. Net Income (Loss) Per Share From Continuing Operations (Continued)

	Six months ended
(In thousands, except per share data)	April 30, 2008	April 30, 2007
Basic net income (loss) per share from continuing operations computation:
Net income (loss) from continuing operations	$20,550	$(13,481)

Weighted-average common shares outstanding, excluding unvested restricted stock	351,957	346,007

Basic net income (loss) per share from continuing operations	$0.06	$(0.04)

Diluted net income (loss) per share from continuing operations computation:
Net income (loss) from continuing operations	$20,550	$(13,481)

Weighted-average common shares outstanding	351,957	346,007
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	1,703	—

Total adjusted weighted-average common shares	353,660	346,007

Diluted net income (loss) per share from continuing operations	$0.06	$(0.04)

In the calculation of diluted earnings per share, 51.4 million and 52.1 million shares of common stock attributable to the assumed conversion of the Debentures were excluded from the calculation in the first six months of fiscal 2008 and 2007, respectively, as their effect would have been anti-dilutive.

Incremental shares of 1,971,131 attributable to the assumed exercise of outstanding in-the-money options were not included in the calculation of diluted net loss per share for the first six months of fiscal 2007 as their effect would have been anti-dilutive due to the net loss in the period. Incremental shares attributable to out-of-the-money options were not included in the calculation of diluted net income (loss) per share for the first six months of fiscal 2008 and 2007 as their effect would have been anti-dilutive. Out-of-the-money options for the first six months of fiscal 2008 and 2007 totaled 16,154,057 and 21,461,045, respectively.

N. Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three months ended		Six months ended
(In thousands) Increase/(decrease)	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Net income (loss)	$5,866	$(2,888)	$22,671	$(22,833)
Change in net unrealized (loss) gain on investments	(12,826)	3,136	(5,999)	2,801
Change in cumulative translation adjustments	4,025	5,083	(960)	7,026
Change in pension obligations	85	—	120	—

Comprehensive income (loss)	$(2,850)	$5,331	$15,832	$(13,006)

Our accumulated other comprehensive income is comprised of the following:

(In thousands)	April 30, 2008	October 31, 2007
Net unrealized (loss) gain on investments	$(5,181)	$818
Cumulative translation adjustment	33,911	34,871
Pension obligation	1,529	1,409

Total accumulated other comprehensive income	$30,259	$37,098

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

O. Stock-Based Compensation

We currently have five stock award plans that allow us to grant stock options, restricted stock units and other equity-based awards to employees and consultants. In addition, we currently have one stock plan for non-employee members of the Board of Directors that expired in April 2008; therefore, no additional awards can be granted under the plan. We continue to manage outstanding options under this plan. All stock-based compensation awards are issued under one of these six stock award plans. When granting stock options, we typically grant nonstatutory options at fair market value on the grant date, defined in the plans as the closing price of our stock on the day prior to grant. We also grant restricted stock units. These plans are discussed in more detail in our fiscal 2007 Annual Report on Form 10-K (See note U, “Stockholders’ Equity”).

Equity-based awards

We made stock option and restricted stock unit grants for the following number of shares during the first six months of fiscal 2008 and 2007:

	Six months ended
(In thousands)	April 30, 2008	April 30, 2007
Stock options:
Performance-based	1,583	728
Time-based	1,514	2,179

Total stock options	3,097	2,907

Restricted stock units:
Performance-based	626	1,104
Time-based	1,385	744

Total restricted stock units	2,011	1,848

Stock options

Performance-based: In the first six months of fiscal 2008 and 2007, we granted stock options to executives that will vest based on the achievement of certain revenue targets set in each of the four fiscal years beginning in the year of grant. If the targets are not met, the stock options will expire unvested.

Time-based: In the first six months of fiscal 2008 and 2007, we granted stock options to executive and non-executive employees. Vesting of the options occurs over four years as follows: 25% of the grant vests on the first anniversary of the grant date; the remaining 75% of the grant vests monthly thereafter. The options expire 8 years after the grant date.

Restricted stock units

Performance-based: In the first six months of fiscal 2008 and 2007, we granted restricted stock units to executives that will vest based on the achievement of certain profit targets for each of the four fiscal years beginning in the year of grant. If the targets are not met, the restricted stock units will expire and will not be released.

Time-based: In the first six months of fiscal 2008 and 2007, we granted restricted stock units to executive and non-executive employees. Most units vest proportionally on each grant date anniversary over three or four years.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

O. Stock-Based Compensation (Continued)

Stock-based compensation expense

Our consolidated statements of operations include the following amounts of stock-based compensation expense in the respective captions:

	Three months ended		Six months ended
(In thousands)	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Cost of revenue	$535	$937	$1,843	$1,984

Sales and marketing	2,030	2,400	5,447	4,260
Product development	2,353	2,535	5,357	4,686
General and administrative	2,092	4,061	5,130	5,502

Operating expenses	6,475	8,996	15,934	14,448
Tax benefit	—	—	—	—

Total stock-based compensation expense	$7,010	$9,933	$17,777	$16,432

Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.2 years was $70.3 million at April 30, 2008.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“ESPP”) is considered non-compensatory under SFAS No. 123(R) and, accordingly, no compensation expense has been recorded for issuances under the ESPP. Issuances of stock under the ESPP during the first six months of fiscal 2008 and 2007 totaled 118,737 and 183,131 shares, respectively.

P. Segment Information

We operate and report our financial results in four business unit segments based on information solution categories. The segments are:

•	Open Platform Solutions

•	Identity and Security Management

•	Systems and Resource Management

•	Workgroup

Our performance is evaluated by our Chief Executive Officer and our other chief decision makers based on reviewing revenue and segment operating income (loss) information for each segment. The operating segments sell both our software and services. These offerings are sold directly and through original equipment manufacturers, resellers, and distributors who sell to dealers and end users. Operating results by segment are as follows:

	Three months ended
	April 30, 2008			April 30, 2007
(in thousands)	Net revenue	Gross profit	Operating income (loss)	Net revenue	Gross profit	Operating income (loss)
Open Platform Solutions	$37,517	$26,568	$11,530	$31,230	$20,649	$7,043
Identity and Security Management	46,299	24,111	12,589	50,663	26,230	10,849
Systems and Resource Management	46,769	39,252	29,735	42,191	34,271	25,699
Workgroup	105,081	86,861	77,262	108,303	88,914	76,446
Common unallocated operating costs	—	(2,194)	(129,449)	—	(2,247)	(131,783)

Total per statements of operations	$235,666	$174,598	$1,667	$232,387	$167,817	$(11,746)

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

P. Segment Information (Continued)

	Six months ended
	April 30, 2008			April 30, 2007
(in thousands)	Net revenue	Gross profit	Operating income (loss)	Net revenue	Gross profit	Operating income (loss)
Open Platform Solutions	$74,316	$52,211	$22,893	$54,858	$36,232	$11,018
Identity and Security Management	93,329	51,858	28,655	98,214	48,380	18,625
Systems and Resource Management	90,108	74,642	56,844	84,484	68,184	52,646
Workgroup	208,839	172,968	154,557	213,217	173,501	149,810
Common unallocated operating costs	—	(4,694)	(252,801)	—	(4,541)	(264,461)

Total per statements of operations	$466,592	$346,985	$10,148	$450,773	$321,756	$(32,362)

Common unallocated operating costs include corporate services common to all segments such as sales and marketing, general and administrative costs, stock-based compensation, acquisition-related intangible asset amortization, restructuring expenses, and litigation settlement expenses and income. Our chief decision makers monitor all common unallocated operating costs closely but not in the context of our business unit reporting.

Geographic Information

For the second quarters of fiscal 2008 and 2007, revenue in the United States was $114.0 million and $117.5 million, respectively. Revenue from customers outside the United States was $121.7 million and $114.9 million in the second quarters of fiscal 2008 and 2007, respectively. For the second quarters of fiscal 2008 and 2007, 68% and 66%, respectively, of our revenue outside the United States was in Europe. No country outside of the United States accounted for more than 10% of our net revenue for either period presented. No single customer accounted for more than 10% of our total revenue for either period presented.

For the first six months of fiscal 2008 and 2007, revenue in the United States was $223.2 million and $227.3 million, respectively. Revenue from customers outside the United States was $243.4 million and $223.5 million in the first six months of fiscal 2008 and 2007, respectively. For the first six months of fiscal 2008 and 2007, 70% and 67%, respectively, of our revenue outside the United States was in Europe. No country outside of the United States accounted for more than 10% of our net revenue for either period presented. No single customer accounted for more than 10% of our total revenue for either period presented.

Q. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and provides enhanced guidance for using fair value to measure assets and liabilities. It also expands the amount of disclosure about the use of fair value to measure assets and liabilities. The standard applies whenever other standards require assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. In February 2008, the FASB issued FASB Staff Position No. 157-2, which delayed by one year the effective date of SFAS No. 157 related to the valuation of nonfinancial assets and liabilities. Accordingly, SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007 (our fiscal 2009) except for those portions of SFAS No. 157 related to the valuation of nonfinancial assets and liabilities which is effective for fiscal years beginning after November 15, 2008 (our fiscal 2010). We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Previously, accounting rules required different measurement attributes for different assets and liabilities that created artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (our fiscal 2009), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Q. Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including loss contingencies such as litigation, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 (our fiscal 2010). We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years and fiscal quarters beginning on or after December 15, 2008 (our fiscal 2010). We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities, in particular: 1) how and why derivative instruments are utilized; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our second quarter of fiscal 2009), with early adoption encouraged. We have minimal derivative instruments and are currently evaluating the impact of this pronouncement on our financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current GAAP hierarchy was established by the American Institute of Certified Public Accountants, and faced criticism because it was directed to auditors rather than entities. The issuance of this statement corrects this and makes some other hierarchy changes. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The FASB does not expect that this statement will result in a change to current practice.

R. Subsequent Events

On May 13, 2008, we announced that our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. The manner, timing and amount of any repurchases will be determined by our management. There is no fixed termination date for the repurchase program. No repurchases have yet been made.

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

Introduction

Through our infrastructure software and ecosystem of partnerships, we harmoniously integrate mixed information technology (“IT”) environments, allowing people and technology to work as one. We deliver an interoperable Linux platform and a portfolio of integrated IT management software that help customers worldwide reduce cost, complexity and risk. Because of our 25 years of experience and our vision of interoperability and flexibility, we deliver powerful, next-generation business infrastructures that enable our customers to stay competitive.

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

Systems and Resource Management. With our resource management solution, customers can define business and IT policies to automate the management of multiple IT resources, including the emerging challenge of managing virtual environments. As a result, customers reduce IT effort, control IT costs, and reduce IT skill requirements to fully manage and leverage their IT investment. In addition to our existing Systems and Resource Management offerings under the ZENworks brand, during the second quarter of fiscal 2008, we acquired PlateSpin Ltd. (“PlateSpin”) which resulted in the addition of three product offerings to our Systems and Resource Management business unit segment.

Systems and Resource Management products:

•	ZENworks Suite

•	ZENworks Patch Management

•	ZENworks Asset Management

•	ZENworks Linux Management

•	ZENworks Configuration Management

•	ZENworks Orchestrator

•	ZENworks Endpoint Security Management

•	PlateSpin PowerConvert

•	PlateSpin PowerRecon

•	PlateSpin Forge

Workgroup. We provide comprehensive and adaptable workgroup solutions that provide all the infrastructure, services and tools customers require to effectively and securely collaborate across a myriad of devices. We offer the security, reliability, and manageability our customers’ employees need to efficiently get their jobs done at lower cost. Our primary Workgroup products are:

•	Open Enterprise Server (“OES”)

•	NetWare and other NetWare-related products:

o	NetWare

o	Novell Cluster Services

•	Collaboration products:

o	GroupWise

o	Teaming + Conferencing

•	Other Workgroup products:

o	BorderManager

o	Novell Open Workgroup Suite (“NOWs”), including:

o	OES

o	GroupWise

o	ZENworks Suite

o	SUSE Linux Enterprise Desktop — open source desktop

o	OpenOffice.org for Linux and Windows — open source productivity suite

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

Overview

Below is a brief update on the revenue results for each of our business units:

•

Within our Open Platform Solutions business unit segment, Linux and open source products remain an important growth business. Revenue from our Linux Platform Products increased 31% in the second quarter of fiscal 2008 compared to the same period a year ago. This product revenue increase was partially offset by lower services revenue of 4%, such that total revenue from our Open Platform Solutions business unit increased 20% in the second quarter of fiscal 2008 compared to the same period a year ago.

•

We continue to expand our position in the market for our Identity and Security Management business unit segment by offering products that deliver a complete, integrated solution in the areas of security, compliance, and governance issues. Within this segment, revenue from our Identity and Access Management products increased 13% in the second quarter of fiscal 2008 compared to the same period a year ago. This product revenue increase was more than offset by lower services revenue of 28%, such that total revenue from our Identity and Security Management business unit decreased 9% in the second quarter of fiscal 2008 compared to the same period a year ago.

•

Systems and Resource Management products continue to be an important part of our product offering. Our strategy is to provide a complete “desktop to data center” offering, with leadership in virtualization for both Linux and mixed-source environments. Systems and Resource Management product revenue increased 15% in the second quarter of fiscal 2008 compared to the same period a year ago. Excluding the impact of our PlateSpin acquisition on March 26, 2008, product revenue increased 7% year-over-year. Overall product revenue was partially offset by lower services revenue of 13%, such that total revenue from our Systems and Resource Management business unit increased 11% in the second quarter of fiscal 2008 compared to the same period a year ago.

•

Our Workgroup revenue base is an important source of cash flow and provides us with the potential opportunity to sell additional products and services. We continued efforts to stabilize the decline of revenue from our OES, NetWare and NetWare-related products. Our revenue from Workgroup products decreased 1% in the second quarter of fiscal 2008 compared to the same period a year ago. In addition, services revenue was lower by 16%, such that total revenue from our Workgroup business unit decreased 3% in the second quarter of fiscal 2008 compared to the same period a year ago.

During fiscal 2008, in continuation of our two-year strategic plan, we will refine the improvements we have made in our sales, product development, and back office initiatives. In addition, we will continue to realign our services business to improve its efficiency and focus. In conjunction with these initiatives, we expect to incur restructuring charges of $15 million to $25 million in fiscal 2008. While our initiatives and their implementation involve opportunities, risks, and challenges, we believe they will result in sustainable profitability.

Our services offerings are focused on supporting product sales, not generating stand-alone revenue or profits. This is in line with our initiatives, discussed above. This includes focusing our services business to drive product revenue while transferring service revenue to our partners. Our results for the second quarter of fiscal 2008 are showing early signs of success in this initiative to shift to a more profitable revenue mix. Though services revenue was down 19%, product revenue was up 7%, resulting in a net increase in total revenue of 1% in the second quarter of fiscal 2008 compared to the same period a year ago. Foreign currency exchange rate fluctuations during the second quarter of fiscal 2008, compared to the same period in fiscal 2007, favorably impacted revenue by 3%.

During the second quarter of fiscal 2008, we completed our acquisitions of PlateSpin and SiteScape, Inc. (“SiteScape”) (See the acquisitions section below for more detail on these acquisitions).

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments occur include, but are not limited to: revenue recognition and related reserves, long-lived assets, deferred tax assets, loss contingency accruals and restructuring, and share-based payments. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments included in these areas, refer to our Annual Report on Form 10-K for fiscal 2007.

Acquisitions

SiteScape

On February 13, 2008, we acquired all of the outstanding shares of SiteScape, a provider of open collaboration software, including Teaming + Conferencing products. The purchase price consisted of $18.5 million in cash, plus merger and transaction costs of $0.4 million. For more information, see Note B, “Acquisitions.”

PlateSpin

On March 26, 2008, we acquired all of the outstanding shares of PlateSpin, a leader in support solutions for complete workload lifecycle management and optimization for Windows, UNIX and Linux operating systems in the physical and virtual data center. The purchase price consisted of $205.0 million in cash, plus merger and transaction costs of $4.0 million. For more information, see Note B, “Acquisitions.”

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

When we signed the agreement, we began classifying CTP Switzerland’s results as a discontinued operation in our consolidated statements of operations and reclassified our results of operations for the prior comparable period. In the fourth quarter of fiscal 2007, we recognized an estimated loss on disposal of $8.9 million resulting from the expected sale. During the first quarter of fiscal 2008, we recognized a gain on final liquidation of CTP Switzerland of $1.2 million, for a net loss of $7.7 million. For more information, see Note C, “Divestitures.”

Salmon

On March 12, 2007, we sold Salmon Ltd. (“Salmon”) for $4.9 million, plus an additional contingent payment of approximately $3.9 million to be received if Salmon meets certain cumulative future revenue targets by the end of our fiscal 2009. During the second quarter of fiscal 2008, we received $2.0 million from Salmon that was part of the original $4.9 million contingent consideration and was included in the calculation of the gain recorded in the second quarter of fiscal 2007. As of the date of sale, we ceased further shareholder or operational relationships with Salmon. Salmon’s sale has been recorded as a component of discontinued operations in our consolidated statements of operations.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Divestitures (Continued)

The results of discontinued operations (CTP Switzerland and Salmon) are as follows:

	Three months ended		Six months ended
(In thousands)	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
CTP Switzerland net revenue	$—	$6,769	$6,566	$12,979
Salmon net revenue	—	2,371	—	7,351

	$—	$9,140	$6,566	$20,330

CTP Switzerland income before taxes	$—	$695	$105	$716
Salmon (loss) income before taxes	—	(54)	—	83

Income before taxes	—	641	105	799

Salmon gain (loss) on sale	—	628	—	(10,220)
CTP Switzerland gain on sale	—	—	1,180	—

Gain (loss) on discontinued operations	—	1,269	1,285	(9,421)
Income tax expense (benefit)	—	2,845	(836)	(69)

Income (loss) from discontinued operations	$—	$(1,576)	$2,121	$(9,352)

Results of Operations

Revenue

We sell our software, services, and solutions primarily to corporations, government entities, educational institutions, independent hardware and software vendors, resellers, and distributors both domestically and internationally. In our consolidated statements of operations, we categorize revenue as software licenses, maintenance and subscriptions, and services. During the third quarter of fiscal 2007, we began reporting our services revenue and related cost of revenue in separate lines on our consolidated statements of operations. All prior periods have been reclassified to conform to the current period’s presentation. Software licenses revenue includes sales of proprietary licenses, upgrade licenses and certain royalties. Maintenance and subscriptions revenue includes product maintenance agreements, Linux subscriptions, upgrade protection contracts, and engineering-related revenue. Services revenue includes technical support, training, and professional services.

	Three months ended			Six months ended
(Dollars in thousands)	April 30, 2008	April 30, 2007	Change	April 30, 2008	April 30, 2007	Change
Software licenses	$44,454	$41,779	6%	$84,885	$80,332	6%
Maintenance and subscriptions	150,122	139,742	7%	299,305	274,413	9%
Services	41,090	50,866	(19)%	82,402	96,028	(14)%

Total net revenue	$235,666	$232,387	1%	$466,592	$450,773	4%

Revenue in our software licenses category increased during the second quarter of fiscal 2008 compared to the same quarter of fiscal 2007 primarily due to increased software license revenue from our Systems and Resource Management segment, which increased $3.5 million, or 46%, over the prior year, mostly from $2.4 million in revenue from PlateSpin, which we acquired in March 2008. Revenue from maintenance and subscriptions increased in the second quarter of fiscal 2008 compared to the same quarter of fiscal 2007 primarily due to increased revenue from Linux Platform Products, which increased $6.8 million, or 31%, over the prior year, and increased revenue from Identity and Access Management Products, which increased $2.2 million, or 15% over the prior year. Services revenue decreased as anticipated, reflecting the impact of realigning our services business to be more efficient and product focused and the resulting change in revenue mix towards higher margin product revenue. Foreign currency exchange rate fluctuations during the second quarter of fiscal 2008, compared to the same period in fiscal 2007, favorably impacted revenue by $7.6 million, or 3%.

Revenue in our software licenses category increased during the first six months of fiscal 2008 compared to the same period of fiscal 2007 primarily due to increased software license revenue from Systems and Resource Management and Identity and Access Management products, including $2.4 million in revenue from PlateSpin. The increase in maintenance and subscriptions revenue was primarily the result of increased revenue from Linux Platform Products, which increased $17.8 million, or 46%. Foreign currency exchange rate fluctuations during the first six months of fiscal 2008, compared to the same period in fiscal 2007, favorably impacted revenue by $15.0 million, or 3%. Our revenue by reporting segment is detailed below.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Net revenue in the Open Platform Solutions segment was as follows:

	Three months ended			Six months ended
(Dollars in thousands)	April 30, 2008	April 30, 2007	Change	April 30, 2008	April 30, 2007	Change
Software licenses	$164	$—	—%	$164	$194	(16)%
Maintenance and subscriptions	30,330	23,892	27%	60,376	42,552	42%
Services	7,023	7,338	(4)%	13,776	12,112	14%

Total net revenue	$37,517	$31,230	20%	$74,316	$54,858	35%

Revenue from our Open Platform Solutions segment increased in the second quarter of fiscal 2008 compared to the same period of fiscal 2007 primarily due to Linux Platform Products, which increased 31%. Because much of the revenue we invoice is deferred and recognized over time, we consider invoicing, or bookings, to be a key indicator of current sales performance and future revenue performance. Invoicing for Linux Platform Products in the second quarter of fiscal 2008 was $38.0 million, a 23% increase compared to the second quarter of fiscal 2007.

Revenue from our Open Platform Solutions segment increased in the first six months of fiscal 2008 compared to the same period of fiscal 2007, primarily due to Linux Platform Products, which increased 46%. Invoicing for Linux Platform Products in the first six months of fiscal 2008 was down 39% compared to the same period of fiscal 2007, primarily due to the high invoicing levels in the first quarter of fiscal 2007 that followed the November 2, 2006 signing of the Microsoft agreements. These agreements are discussed in more detail in our fiscal 2007 Annual Report on Form 10-K (See note F, “Microsoft Agreements”).

Net revenue in the Identity and Security Management segment was as follows:

	Three months ended			Six months ended
(Dollars in thousands)	April 30, 2008	April 30, 2007	Change	April 30, 2008	April 30, 2007	Change
Software licenses	$11,386	$11,094	3%	$24,004	$22,653	6%
Maintenance and subscriptions	19,312	17,754	9%	39,022	35,799	9%
Services	15,601	21,815	(28)%	30,303	39,762	(24)%

Total net revenue	$46,299	$50,663	(9)%	$93,329	$98,214	(5)%

Revenue from our Identity and Security Management segment decreased in the second quarter of fiscal 2008 compared to the same quarter of fiscal 2007. This decrease resulted primarily from lower services revenue reflecting the impact of realigning our services business as discussed above, partially offset by higher Identity and Access Management product revenue, which increased 13% compared to the second quarter of 2007. Invoicing for Identity and Access Management products increased 31% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.

Revenue from our Identity and Security Management segment decreased in the first six months of fiscal 2008 compared to the same period of fiscal 2007 primarily due to lower services revenue, partially offset by higher Identity and Access Management product revenue. Invoicing for Identity and Access Management products increased 24% in the first six months of fiscal 2008 compared to the same period of fiscal 2007.

Net revenue in the Systems and Resource Management segment was as follows:

	Three months ended			Six months ended
(Dollars in thousands)	April 30, 2008	April 30, 2007	Change	April 30, 2008	April 30, 2007	Change
Software licenses	$11,180	$7,646	46%	$19,351	$15,148	28%
Maintenance and subscriptions	29,773	27,832	7%	58,639	55,487	6%
Services	5,816	6,713	(13)%	12,118	13,849	(12)%

Total net revenue	$46,769	$42,191	11%	$90,108	$84,484	7%

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Revenue from our Systems and Resource Management segment increased in the second quarter of fiscal 2008 compared to the same quarter of fiscal 2007 primarily as a result of $4.1 million of total revenue from our recent PlateSpin and Senforce acquisitions. Senforce was acquired in the fourth quarter of fiscal 2007. Invoicing for Systems and Resource Management products increased 27% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.

Revenue from our Systems and Resource Management segment increased in the first six months of fiscal 2008 compared to the same period of fiscal 2007 primarily as a result of $4.7 million of total revenue from our recent PlateSpin and Senforce acquisitions. Invoicing for Systems and Resource Management products increased 21% in the first six months of fiscal 2008 compared to the same period of fiscal 2007.

Net revenue in the Workgroup segment was as follows:

	Three months ended			Six months ended
(Dollars in thousands)	April 30, 2008	April 30, 2007	Change	April 30, 2008	April 30, 2007	Change
Software licenses	$21,724	$23,039	(6)%	$41,366	$42,337	(2)%
Maintenance and subscriptions	70,707	70,264	1%	141,268	140,575	—%
Services	12,650	15,000	(16)%	26,205	30,305	(14)%

Total net revenue	$105,081	$108,303	(3)%	$208,839	$213,217	(2)%

Revenue from our Workgroup segment decreased in the second quarter of fiscal 2008 compared to the same quarter of fiscal 2007 primarily from lower services revenue as well as a decrease in combined OES and NetWare-related revenue of $1.2 million, or 2%, partially offset by a $2.0 million, or 8%, increase in collaboration revenue. Invoicing for the combined OES and NetWare-related products increased 5% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 reflecting strong invoicing from the NOWs bundle.

Revenue from our Workgroup segment decreased in the first six months of fiscal 2008 compared to the same period of fiscal 2007 primarily as a result of lower services revenue as well as a decrease in combined OES and NetWare-related revenue of $3.3 million, or 3%, partially offset by a $4.5 million, or 9%, increase in collaboration revenue. Invoicing for the combined OES and NetWare-related products increased 2% in the first six months of fiscal 2008 compared to the same period of fiscal 2007 reflecting strong invoicing from the NOWs bundle.

Deferred revenue

We have total deferred revenue of $701.6 million as of April 30, 2008 compared to $699.5 million and $767.7 million at April 30, 2007 and October 31, 2007, respectively. Deferred revenue represents revenue that is expected to be recognized in future periods under maintenance contracts and subscriptions that are recognized ratably over the related contract periods, typically one to three years. The decrease in total deferred revenue of $66.1 million, compared to October 31, 2007, is primarily attributable to the seasonality of our invoicing, which is generally lower in the first six months of the fiscal year.

Gross profit

	Three months ended			Six months ended
(Dollars in thousands)	April 30, 2008	April 30, 2007	Change	April 30, 2008	April 30, 2007	Change
Software licenses gross profit	$40,260	$37,519	7%	$77,426	$71,845	8%
percentage of related revenue	91%	90%		91%	89%
Maintenance and subscriptions gross profit	$137,476	$128,472	7%	$275,019	$251,488	9%
percentage of related revenue	92%	92%		92%	92%
Services gross profit	$(3,138)	$1,826	(272)%	$(5,460)	$(1,577)	(246)%
percentage of related revenue	(8)%	4%		(7)%	(2)%
Total gross profit	$174,598	$167,817	4%	$346,985	$321,756	8%
percentage of revenue	74%	72%		74%	71%

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Higher gross profit and gross profit percentage of revenue for the second quarter and first six months of fiscal 2008 compared to the same periods of fiscal 2007 reflected the benefits of our prior restructuring actions and other cost reduction initiatives. Our overall gross profit improvement also reflected the benefits of realigning our services business to be more efficient and product focused resulting in a change in revenue mix from lower-margin services revenue to higher-margin product revenue as discussed above.

Gross profit by reporting segment was as follows:

	Three months ended			Six months ended
(Dollars in thousands)	April 30, 2008	April 30, 2007	Change	April 30, 2008	April 30, 2007	Change
Open Platform Solutions	$26,568	$20,649	29%	$52,211	$36,232	44%
percentage of related revenue	71%	66%		70%	66%
Identity and Security Management	$24,111	$26,230	(8)%	$51,858	$48,380	7%
percentage of related revenue	52%	52%		56%	49%
Systems and Resource Management	$39,252	$34,271	15%	$74,642	$68,184	9%
percentage of related revenue	84%	81%		83%	81%
Workgroup	$86,861	$88,914	(2)%	$172,968	$173,501	(—)%
percentage of related revenue	83%	82%		83%	81%
Common unallocated operating costs	$(2,194)	$(2,247)	(2)%	$(4,694)	$(4,541)	3%
Total gross profit	$174,598	$167,817	4%	$346,985	$321,756	8%
percentage of revenue	74%	72%		74%	71%

Gross profit in the Open Platform Solutions and Systems and Resource Management segments increased in the second quarter of fiscal 2008 compared to the same quarter of fiscal 2007 primarily from higher maintenance and subscription revenue combined with higher maintenance and subscription gross margins on a percentage basis. Gross profit in the Identity and Security Management and Workgroup segments decreased in the second quarter of fiscal 2008 compared to the same quarter of fiscal 2007 primarily from lower services revenue combined with lower services gross margins on a percentage basis.

Gross profit in the Open Platform Solutions segment increased in the first six months of fiscal 2008 compared to the same period of fiscal 2007 primarily from higher maintenance and subscription revenue combined with higher maintenance and subscription gross margins on a percentage basis. Gross profit in the Systems and Resource Management segment increased in the first six months of fiscal 2008 compared to the same period of fiscal 2007 primarily from higher software license and maintenance and subscription revenue combined with higher related gross margins on a percentage basis, partially offset by lower services revenue and lower services gross margins on a percentage basis. Gross profit in the Identity and Security Management segment increased in the first six months of fiscal 2008 compared to the same period of fiscal 2007 primarily from lower costs reflecting the benefits of our prior restructuring actions and continued emphasis on cost reductions, partially offset by lower services revenue and lower services gross margins on a percentage basis. Gross profit in the Workgroup segment decreased in the first six months of fiscal 2008 compared to the same period of fiscal 2007 primarily from lower services revenue, partially offset by higher software license gross margins on a percentage basis.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Operating expenses

	Three months ended			Six months ended
(Dollars in thousands)	April 30, 2008	April 30, 2007	Change	April 30, 2008	April 30, 2007	Change
Sales and marketing	$92,076	$88,173	4%	$178,681	$178,274	—%
percentage of revenue	39%	38%		38%	40%
Product development	$48,029	$52,562	(9)%	$94,087	$99,029	(5)%
percentage of revenue	20%	23%		20%	22%
General and administrative	$29,734	$34,305	(13)%	$56,610	$64,948	(13)%
percentage of revenue	13%	15%		12%	14%
Restructuring expenses	$392	$4,523	(91)%	$4,759	$11,867	(60)%
percentage of revenue	—%	2%		1%	3%
Purchased in-process research and development	$2,700	$—	—%	$2,700	$—	—%
percentage of revenue	1%	—%		1%	—%
Total operating expenses	$172,931	$179,563	(4)%	$336,837	$354,118	(5)%
percentage of revenue	73%	77%		72%	79%

Sales and marketing expenses increased in the second quarter of fiscal 2008 compared to the same period of fiscal 2007 primarily from $4.1 million of unfavorable foreign currency exchange rate fluctuations and an additional $1.8 million of sales and marketing expenses from PlateSpin, which was acquired in March 2008. Sales and marketing headcount was lower by 64 employees, or 6%, at the end of the second quarter of fiscal 2008 compared to the same period in fiscal 2007.

Sales and marketing expenses in the first six months of fiscal 2008 were relatively flat compared to the same period of fiscal 2007. Unfavorable foreign currency exchange rate fluctuations of $7.4 million and an additional $1.8 million of sales and marketing expenses from PlateSpin, which was acquired in March 2008 were mostly offset by lower headcount and other cost reductions reflecting the benefits of our strategic sales initiatives.

Product development expenses in the second quarter of fiscal 2008 decreased compared to the same period of fiscal 2007 primarily due to our strategic initiative of integrating our product development approach and balancing between on and offshore development locations. Product development headcount decreased by five employees at the end of the second quarter of fiscal 2008 compared to the same period of fiscal 2007. Product development expenses in the second quarter of fiscal 2008 included $0.8 million of expenses related to PlateSpin.

Product development expenses in the first six months of fiscal 2008 decreased compared to the same period of fiscal 2007 primarily due to our strategic initiative described above. Product development expenses in the first six months of fiscal 2008 included $0.8 million of expenses related to PlateSpin.

General and administrative expenses decreased in the second quarter of fiscal 2008 compared to the same period of fiscal 2007 primarily reflecting the completion of our historical stock-based compensation review in the third quarter of fiscal 2007, which added $4.1 million of expenses in the second quarter of fiscal 2007. Stock-based compensation expenses of $2.1 million in the second quarter of fiscal 2008 decreased $2.0 million compared to the same period in fiscal 2007. General and administrative headcount was lower by 20 employees, or 3%, at the end of the second quarter of fiscal 2008 compared to the same period in fiscal 2007. These decreases were partially offset by $1.4 million of integration expenses and $0.5 million of general and administrative expenses related to PlateSpin.

General and administrative expenses decreased in the first six months of fiscal 2008 compared to the same period of fiscal 2007 primarily reflecting the completion of our historical stock-based compensation review in the third quarter of fiscal 2007, which added $10.4 million of expenses in the first six months of 2007. This decrease was partially offset by the additional PlateSpin expenses discussed above.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Foreign currency exchange rate fluctuations during the second quarter of fiscal 2008, compared to the same period in fiscal 2007, favorably impacted revenue by $7.6 million, unfavorably impacted operating expenses by $8.6 million and unfavorably impacted income from operations by $1.0 million. Foreign currency exchange rate fluctuations during the first six months of fiscal 2008, compared to the same period in fiscal 2007, favorably impacted revenue by $15.0 million, unfavorably impacted operating expenses by $15.9 million and unfavorably impacted income from operations by $0.9 million.

Purchased in-process research and development of $2.7 million during the second quarter and first six months of fiscal 2008 was related to the PlateSpin acquisition. At the acquisition date, PlateSpin was developing the next releases of its three major products. These releases had not yet reached technological feasibility at the time of the acquisition. The purchased in-process research and development did not have any alternative future use and did not otherwise qualify for capitalization. As a result, this amount was expensed upon acquisition.

During the first six months of fiscal 2008, we recorded net restructuring expenses of $4.8 million. This was comprised of $6.2 million in additional restructuring charges, offset in part by $1.4 million in reductions of accruals for restructuring activities recorded in prior periods.

The restructuring actions undertaken during the second quarter of fiscal 2008 are a continuation of the restructuring plan that we began during the fourth quarter of fiscal 2006 and are anticipated to continue throughout the remainder of fiscal 2008. We previously announced plans to incur additional restructuring charges of $15 million to $25 million in fiscal 2008. We expect our fiscal 2008 restructuring charges to be within this range. The restructuring plan is related to our two-year strategy to develop a comprehensive transformation of our business and to achieve competitive operating margins. This strategy currently has four main initiatives: 1) improving our sales model and sales staff specialization; 2) integrating our product development approach and balancing between on and offshore development locations; 3) improving our administrative and support functions; and 4) transforming our services business to be more efficient and product focused. Specific actions taken during the first six months of fiscal 2008 included reducing our workforce by 46 employees in technical support, sales and marketing, and general and administrative. We also vacated several facilities.

Other income (expense)

	Three months ended			Six months ended
(Dollars in thousands)	April 30, 2008	April 30, 2007	Change	April 30, 2008	April 30, 2007	Change
Investment income	$24,871	$20,666	20%	$47,777	$41,358	16%
percentage of revenue	11%	9%		10%	9%
Gain on sale of venture capital funds	$—	$—	—%	$—	$3,591	—%
percentage of revenue	—%	—%		—%	1%
Interest expense and other, net	$(7,019)	$(6,906)	(2)%	$(12,769)	$(13,156)	3%
percentage of revenue	(3)%	(3)%		(3)%	(3)%
Total other income, net	$17,852	$13,760	30%	$35,008	$31,793	10%
percentage of revenue	8%	6%		8%	7%

Investment income includes income from short-term and long-term investments. Investment income for the second quarter and first six months of fiscal 2008 increased compared to the same periods of fiscal 2007 due primarily to realized gains resulting from portfolio changes. During the first quarter of fiscal 2007, we sold the final portion of our venture capital funds, resulting in a gain of $3.6 million.

Income tax expense on income (loss) from continuing operations

	Three months ended			Six months ended
(Dollars in thousands)	April 30, 2008	April 30, 2007	Change	April 30, 2008	April 30, 2007	Change
Income tax expense	$13,653	$3,326	310%	$24,606	$12,912	91%
Effective tax rate	70%	165%		54%	(2,269)%

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the second quarter and first six months of fiscal 2008, we provided for income tax expense on continuing operations of $13.7 million and $24.6 million, respectively. Income tax expense was recorded based on the estimated annual effective

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items). Due to the utilization of a significant amount of our net operating loss carryforwards in previous years, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), in fiscal 2006, we elected to follow the tax ordering laws to determine the sequence in which deductions, net operating loss carryforwards, and tax credits are utilized. Accordingly, during the second quarter and first six months of fiscal 2008, a tax benefit relating to stock options for current year exercises and utilization of previously reserved net operating losses and tax credits of $14.3 million and $24.0 million, respectively, was credited to additional paid-in capital. During the first six months of fiscal 2008, a tax benefit relating to the utilization of previously reserved acquired net operating losses of $5.0 million was credited to goodwill.

The effective tax rate for the second quarter and first six months of fiscal 2008 differs from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, and differences between the book and tax treatment of certain income items on which a valuation allowance has been recorded. The effective tax rate on continuing operations for the second quarter of fiscal 2008 was 70% compared to an effective tax rate of 165% for the same period in fiscal 2007. The effective tax rate on continuing operations for the first six months of fiscal 2008 was 54% compared to a benefit effective tax rate in excess of 100% (2,269%) for the same period in fiscal 2007. The effective tax rate for the second quarter and first six months of fiscal 2008 differs from the effective tax rate for the same periods of fiscal 2007 because, even though we had near break-even earnings from continuing operations in the second quarter and first six months of fiscal 2007, we had income tax expense resulting primarily from the use of previously reserved U.S. net operating loss carryovers.

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

Prior to fiscal 2008, we evaluated our tax reserves under SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 required us to accrue for losses we believed were probable and could be reasonably estimated. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The adoption of FIN 48 resulted in a $1.4 million non-cash adjustment to increase our reserves for unrecognized tax benefits and a reduction to beginning retained earnings. Our policy for interest and penalties related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Interest and penalties on tax reserves continue to be classified as income tax expense in our consolidated statements of operations.

As of November 1, 2007, we had reserves for unrecognized tax benefits totaling $62.2 million, including the $1.4 million effect of adopting FIN 48, and related accrued interest of $7.1 million, of which $42.8 million would favorably impact our effective tax rate if recognized. At April 30, 2008, we had reserves for unrecognized tax benefits totaling $56.8 million including related accrued interest of $6.8 million, of which $40.5 million would favorably impact the effective tax rate if recognized. The $5.4 million decrease in reserves for unrecognized tax benefits during the year relates primarily to benefits recognized as a result of the lapse of statutes of limitations. The $40.5 million is recorded in other long-term liabilities on our consolidated balance sheet. The difference between the total unrecognized tax benefits and those affecting the effective tax rate is due to certain unrecognized tax benefits that would have a full valuation allowance if recognized. As of April 30, 2008, we do not anticipate that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

We conduct business globally and, as a result, one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. During January 2008, the U.S. Internal Revenue Service opened an examination for fiscal years 2005 and 2006. In addition, we are at various stages in examinations in some foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years prior to fiscal 1998 or non-U.S. income tax examinations for years prior to fiscal 2004.

Net income (loss) components

	Three months ended		Six months ended
(In thousands)	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007
Income (loss) from continuing operations	$5,866	$(1,312)	$20,550	$(13,481)
Income (loss) from discontinued operations, net of tax	—	(1,576)	2,121	(9,352)

Net income (loss)	$5,866	$(2,888)	$22,671	$(22,833)

Discontinued operations relates to the January 2008 disposition of CTP Switzerland and the March 2007 sale of Salmon, discussed in the Divestitures section, above.

Liquidity and Capital Resources

The decrease in cash, cash equivalents, and short-term investments and the balances as a percent of total assets are as follows:

(Dollars in thousands)	April 30, 2008	October 31, 2007	Change
Cash, cash equivalents, and short-term investments	$1,430,720	$1,857,637	(23)%
Percent of total assets	53%	65%

An overview of the significant cash flow activities for the first six months of fiscal 2008 and 2007 is as follows:

	Six months ended
(in thousands)	April 30, 2008	April 30, 2007
Net cash (used in) provided by operating activities	$(43,967)	$318,273
Issuance of common stock, net	6,778	8,122
Debenture repurchases	(115,589)	—
Purchases of property, plant and equipment	(16,322)	(12,508)
Proceeds from sale of venture capital funds	—	4,964
Net cash paid for acquisitions	(220,473)	(9,727)
Net (distributions) proceeds from the sale of discontinued operations	(909)	2,749
Cash restricted due to litigation	(52,124)	—

Cash used in operating activities during the first six months of fiscal 2008 of $44.0 million resulted primarily from the payout of amounts that were accrued as of October 31, 2007, including the fiscal 2007 annual bonus and restructuring expenses. Cash used in operating activities during the first six months of fiscal 2008 also included the final $13.9 million of special interest payments required under the consent solicitation for the Debentures, discussed further below.

Cash provided by operating activities during the first six months of fiscal 2007 included the receipt of $348.0 million in cash in connection with the November 2006 Microsoft agreements.

As of April 30, 2008, we had cash, cash equivalents, and short-term investments of approximately $455.1 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, which are subject to market risk. As of April 30, 2008, $7.6 million of our short-term investments are invested in equity securities designated for deferred compensation payments, which are paid out as requested by participants of the Novell, Inc.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources (Continued)

Deferred Compensation Plan. As of April 30, 2008, our short-term investment portfolio includes gross unrealized gains and losses of $5.4 million and $1.1 million, respectively. We monitor our investments and record losses to our consolidated statements of operations when a decline in the investment’s market value is determined to be other-than-temporary.

As of April 30, 2008, we estimated that our auction-rate securities had a fair value of $30.3 million. During the second quarter and first six months of fiscal 2008, we recorded unrealized losses on these securities of $1.6 million and $7.0 million, respectively. This unrealized loss is in addition to the $2.5 million unrealized loss that was recorded during the fourth quarter of fiscal 2007. These unrealized losses were recorded in accumulated other comprehensive income in our consolidated balance sheets. We concluded that this unrealized loss is temporary because: 1) we have the intent and ability to hold these investments until a recovery of par value; 2) the securities have maintained AAA or AA credit ratings, and the overall credit situation is substantially unchanged from the prior quarter; and 3) the underlying collateral is sound. As these securities are no longer in a liquid market, their fair value was estimated by utilizing valuation models.

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

During the first quarter of fiscal 2008, our holdings in an enhanced liquidity fund were frozen due to liquidity issues. We believe that the underlying securities are not impaired if held to maturity. As the underlying securities mature, the fund manager is distributing the cash on a pro rata basis to the fund’s shareholders. During the second quarter and first six months of fiscal 2008, we received $14.3 million and $44.1 million in fund distributions, respectively. As of April 30, 2008, the balance of this investment is $33.0 million. As of April 30, 2008, we anticipate that $21.2 million of this balance will be distributed during the next twelve months. The remaining $11.8 million is anticipated to be distributed more than one year after April 30, 2008, and is classified as a long-term investment on our consolidated balance sheets. At present, the fund’s cash is being distributed faster than originally scheduled. The fund continues to accrue interest income and, as there are no other-than-temporary impairment or valuation issues with these securities, no impairment charges were recorded.

In relation to the appeal we filed in the Amer Jneid legal matter, we were required by the court to post in the first quarter of fiscal 2008 a $51.5 million bond (See note L, “Legal Proceedings”). The amount of the bond was determined by statutory regulations and has no connection to the amount we believe may ultimately be paid in this matter. The bond is held in an interest-bearing account in our name, but is restricted and classified as such on our consolidated balance sheets. The restriction will continue until the resolution of this legal matter. During the second quarter of fiscal 2008, the bond earned $0.6 million of interest, which increased restricted cash to $52.1 million.

According to the terms of the Open Invention Network, LLC (“OIN”) agreement, under which we have a $20.0 million or 17% interest in OIN, we could be required to make future cash contributions which we would fund with cash from operating activities and cash on hand.

Under the terms of the consent solicitation that was entered into as of November 9, 2006, we were required to make special interest payments of $44.0 million over three periods. During the first six months of fiscal 2008, we made total cash payments for interest of $15.6 million, of which $13.9 million was for the final special interest payment. During the second quarter and first six months of fiscal 2008, we incurred interest expense related to the Debentures of $5.5 million and $11.1 million, respectively.

During the second quarter of fiscal 2008, we received authorization from our Board of Directors to repurchase, from time to time, up to $600 million face value of the Debentures in such quantities, at such prices, and in such manner as may be directed by our management. During the second quarter of fiscal 2008, we purchased and retired $120.6 million face value of the Debentures for total cash consideration of $115.6 million, including $0.2 million of accrued interest. As part of this transaction, the portions of the unamortized debt issuance costs and prepaid interest related to the bonds that were repurchased were written off, resulting in a $0.4 million gain. This gain is shown as a component of interest expense and other in our consolidated statements of operations.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources (Continued)

On May 13, 2008, we announced that our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. The manner, timing and amount of any repurchases will be determined by our management. There is no fixed termination date for the repurchase program. No repurchases have yet been made.

There have been no significant changes to our contractual obligations as disclosed in our fiscal 2007 Annual Report on Form

10-K.

Our principal sources of liquidity continue to be from operating activities, cash on hand, and short-term investments. At April 30, 2008, our principal unused sources of liquidity consisted of cash and cash equivalents of $1.0 billion and short-term investments of $427.3 million. Our liquidity needs for the next twelve months are principally for financing of fixed assets, interest payments on the Debentures, any repurchases we may make of the Debentures, repurchases of common stock under our share repurchase plan, payments under our restructuring plans, product development investments, and to maintain flexibility in a dynamic and competitive operating environment, including pursuing potential acquisition and investment opportunities. Our liquidity needs beyond the next twelve months include those mentioned previously in addition to the possible redemption of our Debentures, which the holders can first require us to repurchase on July 15, 2009. As a result, the outstanding balance of the Debentures and related deferred financing costs will be classified as a current liability and asset, respectively, beginning in the third quarter of fiscal 2008.

We anticipate being able to fund our current operating activities, potential future acquisitions, further integration restructuring, additional merger-related costs, any repurchases of Debentures or our common stock, and planned capital expenditures for the next twelve months with existing cash and short-term investments together with cash generated from operating activities and investment income. We believe that borrowings under our credit facilities or offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and are dependent on market conditions at such time. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and provides enhanced guidance for using fair value to measure assets and liabilities. It also expands the amount of disclosure about the use of fair value to measure assets and liabilities. The standard applies whenever other standards require assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. In February 2008, the FASB issued FASB Staff Position No. 157-2, which delayed by one year the effective date of SFAS No. 157 related to the valuation of nonfinancial assets and liabilities. Accordingly, SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007 (our fiscal 2009) except for those portions of SFAS No. 157 related to the valuation of nonfinancial assets and liabilities which is effective for fiscal years beginning after November 15, 2008 (our fiscal 2010). We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Previously, accounting rules required different measurement attributes for different assets and liabilities that created artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (our fiscal 2009), though early adoption is permitted. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including loss contingencies such as litigation, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 (our fiscal 2010). We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years and fiscal quarters beginning on or after December 15, 2008 (our fiscal 2010). We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities, in particular: 1) how and why derivative instruments are utilized; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our second quarter of fiscal 2009), with early adoption encouraged. We have minimal derivative instruments and are currently evaluating the impact of this pronouncement on our financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current GAAP hierarchy was established by the American Institute of Certified Public Accountants, and faced criticism because it was directed to auditors rather than entities. The issuance of this statement corrects this and makes some other hierarchy changes. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The FASB does not expect that this statement will result in a change to current practice.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of our foreign currency exchange risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at April 30, 2008.

Interest Rate Risk

The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our strategy is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximately $3 million decrease (less than 1.0%) in the fair value of our available-for-sale securities.

Market Risk

We have experienced some market risk and liquidity issues related to some of our investment funds. See the liquidity and capital resources section in management’s discussion and analysis for more detail on these investments. We hold available-for-sale equity securities in our short-term investment portfolio. As of April 30, 2008, the gross unrealized loss before tax effect on the short-term public equity securities totaled $0.3 million. A reduction in prices of 10% of these short-term equity securities would result in an approximately $0.8 million decrease (less than 0.2%) in the fair value of our short-term investments.

NOVELL, INC.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK – (Continued)

Item 3.	Quantitative and Qualitative Disclosure about Market Risk (Continued)

As a result of the failure of the auctions for our auction rate securities, which have an estimated fair value of $30.3 million, we will not be able to access these funds without realizing a loss of principal unless a future auction on these investments is successful. If the issuers are unable to successfully close future auctions and their credit ratings significantly deteriorate, we may be required to further adjust the carrying value of these investments and realize an impairment charge for an other-than-temporary decline in fair value. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity on these investments will affect our ability to operate our business as usual.

Foreign Currency Risk

We use derivatives to hedge those net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the United States, impact our consolidated statements of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in our consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we do not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $7.1 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

We do not currently hedge currency risk related to revenues or expenses denominated in foreign currencies. Foreign currency exchange rate fluctuations during the second quarter of fiscal 2008, compared to the same period in fiscal 2007, favorably impacted revenue by $7.6 million, unfavorably impacted operating expenses by $8.6 million and unfavorably impacted income from operations by $1.0 million. Foreign currency exchange rate fluctuations during the first six months of fiscal 2008, compared to the same period in fiscal 2007, favorably impacted revenue by $15.0 million, unfavorably impacted operating expenses by $15.9 million and unfavorably impacted income from operations by $0.9 million.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position at April 30, 2008. Actual results may differ materially.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NOVELL, INC.

PART II. OTHER INFORMATION

Part II. Other Information

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 1.	Legal Proceedings

The information required by this item is incorporated herein by reference from note L of our financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Form 10-K for the fiscal year ended October 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases of shares of Novell common stock made by us during the second quarter of fiscal 2008.

(In thousands, except per share amounts)	Total number	Average price	Total number of shares purchased as part of publicly	Maximum dollar value of shares that may yet be purchased
Period	of shares purchased (1)	paid per share	announced plans or programs	under the plans or programs
February 1, 2007 through February 29, 2007	2	$6.54	—	—
March 1, 2007 through March 31, 2007	249	6.19	—	—
April 1, 2008 through April 30, 2008	8	6.17	—	—

Total	259	$6.19	—	—

(1)	The total number of shares purchased includes shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units, restricted stock rights, and stock issued under a stock-based deferred compensation plan totaling 258,759 shares in the months of February, March, and April of fiscal 2008.

On May 13, 2008, we announced that our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. The manner, timing and amount of any repurchases will be determined by our management. There is no fixed termination date for the repurchase program. No repurchases have yet been made.

NOVELL, INC.

PART II. OTHER INFORMATION – (Continued)

Item 4.	Submission of Matters to a Vote of Security Holders

2008 Annual Meeting of Stockholders

Our 2008 Annual Meeting was held on April 9, 2008, at 404 Wyman Street, Waltham, Massachusetts. Out of the 351,946,568 shares of common stock that were outstanding and entitled to vote at the meeting as of February 20, 2008 (record date), a total of 305,043,491 shares were present in person or by proxy at the meeting, representing 86.7% of the outstanding shares. The following are the voting results for the items considered by the stockholders:

I. Election of Directors

Each of the eleven nominees for Director was elected, by the votes set forth below, to hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified, except in the event of his or her earlier death, resignation, or removal.

Nominee	Votes For	Votes Against	Votes Abstaining
Albert Aiello	298,191,122	3,976,295	2,876,074
Fred Corrado	297,639,123	4,527,936	2,876,432
Richard L. Crandall	298,268,102	3,902,488	2,872,901
Ronald W. Hovsepian	299,036,380	3,192,876	2,814,235
Patrick S. Jones	296,303,051	5,769,790	2,970,650
Claudine B. Malone	287,793,253	14,391,729	2,858,509
Richard L. Nolan	290,496,020	11,677,429	2,870,042
Thomas G. Plaskett	290,043,092	12,112,436	2,887,963
John W. Poduska, Sr.	286,838,326	15,327,391	2,877,774
James D. Robinson, III	191,198,774	110,952,872	2,891,845
Kathy Brittain White	296,450,251	5,722,142	2,871,098

II. Ratification of Independent Public Accounting Firm

Ratification of the appointment of our independent registered public accounting firm for the fiscal year ending October 31, 2008 passed by the following vote:

Nominee	Votes For	Votes Against	Votes Abstaining
PricewaterhouseCoopers LLP	300,299,953	2,023,222	2,720,316

Item 6.	Exhibits

The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

NOVELL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)

Date: June 6, 2008	By:	/s/ DANA C. RUSSELL
Dana C. Russell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

NOVELL, INC.

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	Novell, Inc. 2008 Annual Bonus Program for Executives (1)

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	18 U.S.C. Section 1350 Certification

32.2	18 U.S.C. Section 1350 Certification

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 11, 2008 (File No. 0-13351).