Form 10-Q
period 2008-07-31
NOVELL INC
filed 2008-09-08
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2008

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

As of August 29, 2008, there were 345,254,451 shares of the registrant’s common stock outstanding.

NOVELL, INC.

Part I. Financial Information

Item 1. Financial Statements

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	July 31, 2008	October 31, 2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$973,837	$1,079,819
Short-term investments	390,715	777,818
Restricted cash	52,410	—
Receivables (net of allowances of $4,361 and $3,897 at July 31, 2008 and October 31, 2007, respectively)	212,923	208,318
Prepaid expenses	50,725	53,316
Other current assets	40,580	35,065
Current deferred tax assets	3,773	—

Total current assets	1,724,963	2,154,336
Property, plant and equipment, net	187,641	180,537
Long-term investments	29,586	37,304
Goodwill	593,983	404,612
Intangible assets, net	65,508	33,572
Deferred income taxes	32,729	14,518
Other assets	22,503	29,515

Total assets	$2,656,913	$2,854,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,678	$45,135
Accrued compensation	100,323	112,794
Other accrued liabilities	104,469	122,850
Income taxes payable	14,772	46,724
Senior convertible debentures	451,394	—
Deferred revenue	480,765	494,615

Total current liabilities	1,191,401	822,118
Deferred income taxes	7,703	884
Other long-term liabilities	45,436	—
Long-term deferred revenue	244,876	273,066
Senior convertible debentures	—	600,000

Total liabilities	1,489,416	1,696,068

Stockholders’ equity:
Common stock, par value $0.10 per share, Authorized — 600,000,000 shares; Issued — 362,397,263 and 365,739,499 shares at July 31, 2008 and October 31, 2007, respectively; Outstanding — 347,278,942 and 350,610,468 shares at July 31, 2008 and October 31, 2007, respectively	36,240	36,574
Additional paid-in capital	428,398	413,182
Treasury stock, at cost — 15,118,321 and 15,129,031 shares at July 31, 2008 and October 31, 2007, respectively	(124,424)	(124,512)
Retained earnings	792,170	795,984
Accumulated other comprehensive income	35,113	37,098

Total stockholders’ equity	1,167,497	1,158,326

Total liabilities and stockholders’ equity	$2,656,913	$2,854,394

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three months ended
	July 31, 2008	July 31, 2007
	(unaudited)
Net revenue:
Software licenses	$53,408	$44,738
Maintenance and subscriptions	154,982	142,833
Services	36,795	49,219

Total net revenue	245,185	236,790

Cost of revenue:
Software licenses	5,544	4,793
Maintenance and subscriptions	13,948	13,184
Services	40,678	48,546

Total cost of revenue	60,170	66,523

Gross profit	185,015	170,267

Operating expenses:
Sales and marketing	94,213	84,176
Product development	51,759	54,207
General and administrative	27,691	32,124
Restructuring expenses	6,570	6,024
Impairment of intangible assets	—	3,851
Loss on sale of subsidiaries	3,811	—

Total operating expenses	184,044	180,382

Income (loss) from operations	971	(10,115)

Other income (expense):
Investment income	11,667	21,611
Other-than-temporary impairments on long-term investments	(14,738)	—
Interest expense and other, net	(5,705)	(6,158)

Total other (expense) income, net	(8,776)	15,453

(Loss) income from continuing operations before taxes	(7,805)	5,338
Income tax expense	7,320	8,970

Loss from continuing operations	(15,125)	(3,632)

Loss from discontinued operations before taxes	—	(47)
Income tax expense on discontinued operations	—	—

Loss from discontinued operations	—	(47)

Net loss	$(15,125)	$(3,679)

Basic earnings per share:
Loss from continuing operations	$(0.04)	$(0.01)

Net loss per share	$(0.04)	$(0.01)

Diluted earnings per share:
Loss from continuing operations	$(0.04)	$(0.01)

Net loss per share	$(0.04)	$(0.01)

Weighted-average shares outstanding — basic and diluted	351,878	348,177

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Nine months ended
	July 31, 2008	July 31, 2007
	(unaudited)
Net revenue:
Software licenses	$138,293	$125,070
Maintenance and subscriptions	454,287	417,246
Services	119,197	145,247

Total net revenue	711,777	687,563

Cost of revenue:
Software licenses	13,003	13,280
Maintenance and subscriptions	38,234	36,109
Services	128,540	146,151

Total cost of revenue	179,777	195,540

Gross profit	532,000	492,023

Operating expenses:
Sales and marketing	272,894	262,450
Product development	145,846	153,236
General and administrative	84,301	97,072
Restructuring expenses	11,329	17,891
Impairment of intangible assets	—	3,851
Loss on sale of subsidiaries	3,811	—
Purchased in-process research and development	2,700	—

Total operating expenses	520,881	534,500

Income (loss) from operations	11,119	(42,477)

Other income (expense):
Investment income	59,444	62,969
Other-than-temporary impairments on long-term investments	(14,738)	—
Gain on sale of venture capital funds	—	3,591
Interest expense and other, net	(18,474)	(19,314)

Total other income, net	26,232	47,246

Income from continuing operations before taxes	37,351	4,769
Income tax expense	31,926	21,882

Income (loss) from continuing operations	5,425	(17,113)

Income (loss) from discontinued operations before taxes	1,285	(9,468)
Income tax benefit on discontinued operations	(836)	(69)

Income (loss) from discontinued operations	2,121	(9,399)

Net income (loss)	$7,546	$(26,512)

Basic earnings per share:
Income (loss) from continuing operations	$0.02	$(0.05)

Net income (loss) per share	$0.02	$(0.08)

Diluted earnings per share:
Income (loss) from continuing operations	$0.02	$(0.05)

Net income (loss) per share	$0.02	$(0.08)

Weighted-average shares outstanding — basic	351,931	346,731
Weighted-average shares outstanding — diluted	353,290	346,731

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine months ended
	July 31, 2008	July 31, 2007
	(unaudited)
Cash flows from operating activities
Net income (loss)	$7,546	$(26,512)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation expense	25,370	25,964
Depreciation and amortization	30,827	31,163
Change in accounts receivable allowances	421	(878)
Utilization of previously reserved acquired net operating losses	5,026	4,835
Impairment of intangible assets	—	3,851
(Gain) loss on discontinued operations, before taxes	(1,180)	10,220
Loss on sale of subsidiaries	3,811	—
Gain on sale of venture capital funds	—	(3,591)
Loss (gain) on impaired long-term investments	14,488	(1,738)
Gain on debenture repurchases	(544)	—
Purchased in-process research and development	2,700	—
Changes in current assets and liabilities, excluding the effect of acquisitions and dispositions:
Receivables	(3,769)	30,855
Prepaid expenses	1,041	(23,265)
Other current assets	1,022	(3,598)
Deferred income taxes	(15,395)	1,839
Accounts payable	(6,757)	(7,031)
Accrued liabilities	(28,487)	(6,726)
Deferred revenue	(49,978)	308,300

Net cash (used in) provided by operating activities	(13,858)	343,688

Cash flows from financing activities
Debenture repurchases	(142,457)	—
Common stock repurchases/retirements	(44,663)	—
Issuance of common stock, net	7,646	14,370
Excess tax benefits from stock-based compensation	16,809	6,357

Net cash (used in) provided by financing activities	(162,665)	20,727

Cash flows from investing activities
Purchases of property, plant and equipment	(28,523)	(17,479)
Purchases of short-term investments	(341,860)	(377,765)
Maturities of short-term investments	108,656	109,142
Sales of short-term investments	592,464	196,290
Proceeds from sale of venture capital funds	—	4,964
Net cash paid for acquisitions	(219,553)	(9,727)
Net cash (distributions) proceeds from sale of subsidiaries	(7,336)	2,749
Cash restricted due to litigation	(52,410)	—
Proceeds from sales of and distributions from long-term investments	21,738	1,738
Purchases of intangible assets	(6,000)	(1,175)
Other	3,365	8,440

Net cash provided by (used in) investing activities	70,541	(82,823)

(Decrease) increase in cash and cash equivalents	(105,982)	281,592
Cash and cash equivalents — beginning of period	1,079,819	675,787

Cash and cash equivalents — end of period	$973,837	$957,379

Supplemental disclosure of non-cash activities:
Conversion of Series B Preferred Stock to Common Stock	$—	$9,350

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. Quarterly Financial Statements

The interim consolidated financial statements as of July 31, 2008 and for the three and nine months ended July 31, 2008 and 2007 were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2007. The accompanying financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of our financial condition and results of operations as of and for the interim periods presented. The interim operating results are not necessarily indicative of the results for a full year.

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

B. Acquisitions

SiteScape

On February 13, 2008, we acquired all of the outstanding shares of SiteScape, Inc. (“SiteScape”), a provider of open collaboration software, including Teaming + Conferencing products. The purchase price, consisting of $18.5 million in cash, plus merger and transaction costs of $0.4 million, was allocated as follows:

(In thousands)	Estimated Fair Value	Estimated Useful Life
Net liabilities assumed	$(3,792)	N/A
Identifiable intangible assets:
Developed technology	1,800	3 years
Customer relationships	1,200	3 years
Goodwill	19,723	Indefinite

Total net assets acquired	$18,931

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

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

B. Acquisitions (Continued)

PlateSpin

On March 26, 2008, we acquired all of the outstanding shares of PlateSpin Ltd. (“PlateSpin”), a leader in support solutions for complete workload lifecycle management and optimization for Windows, UNIX and Linux operating systems in the physical and virtual data center. During the third quarter of fiscal 2008, goodwill related to PlateSpin was reduced by $0.6 million due primarily to the finalization of working capital adjustments and the valuation of fixed assets. The updated purchase price, consisting of $204.1 million in cash, plus merger and transaction costs of $3.8 million, was allocated as follows:

(In thousands)	Estimated Fair Value	Estimated Useful Life
Net tangible assets acquired	$3,303	N/A
Purchased in-process research and development	2,700	N/A
Identifiable intangible assets:
Developed technology	12,600	3 years
Customer relationships	11,900	3 years
Trade name	900	3 years
Goodwill	176,480	Indefinite

Total net assets acquired	$207,883

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

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

B. Acquisitions (Continued)

If the PlateSpin and SiteScape acquisitions had occurred on November 1, 2007 and on November 1, 2006, our unaudited pro forma results of operations would have been as follows:

	Three months ended		Nine months ended
(In thousands)	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
Net revenue	$245,185	$245,251	$723,031	$712,056
Net loss	(15,125)	(7,582)	(3,544)	(39,866)
Net loss per diluted share	$(0.04)	$(0.02)	$(0.01)	$(0.11)

Our pro forma net loss for the nine months ended July 31, 2008 and July 31, 2007 includes $2.7 million of non-recurring purchased in-process research and development costs.

C. Divestitures

CTP Switzerland

On October 31, 2007, we signed an agreement to sell our CTP Switzerland subsidiary to a management-led buyout group for $0.5 million at close on January 31, 2008, plus an additional contingent payment of up to approximately $0.3 million. The contingent payment is based on an earn-out model that is tied to CTP Switzerland’s consultant bonuses which, if met, will be received by the end of November 2008. As of January 31, 2008, we ceased shareholder or operational relationships with CTP Switzerland.

When we signed the agreement, we began classifying CTP Switzerland’s results as a discontinued operation in our consolidated statements of operations and reclassified our results of operations for the prior comparable period. In the fourth quarter of fiscal 2007, we recognized an estimated loss on disposal of $8.9 million resulting from the expected sale. During the first quarter of fiscal 2008, we recognized a gain on final liquidation of CTP Switzerland of $1.2 million, for a total net loss on the disposition of $7.7 million.

The net loss on the sale of CTP Switzerland was calculated as follows:

(In thousands)
Sales price	$500
Costs to sell	(304)

196

Net book value of CTP Switzerland:
Cash	3,417
Accounts receivable, net	3,508
Other current assets	1,718
Other long-term assets	315
Current liabilities	(3,322)
Realization of cumulative translation adjustment	(1,668)
Impairment of goodwill	3,903

7,871

Net loss on sale of CTP Switzerland before income taxes	$(7,675)

Loss before income taxes recognized in the fourth quarter of fiscal 2007	$(8,855)
Gain before income taxes recognized in the first quarter of fiscal 2008	$1,180

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

C. Divestitures (Continued)

Salmon

On March 12, 2007, we sold Salmon Ltd. (“Salmon”) for $4.9 million, plus an additional contingent payment of approximately $3.9 million to be received if Salmon meets certain cumulative future revenue targets by the end of our fiscal 2009. Of the $4.9 million, $2.9 million was received at the time of sale and the remaining $2.0 million was received during the second quarter of fiscal 2008. The $2.0 million was originally recorded as a receivable and included in the calculation of the gain recorded in the second quarter of fiscal 2007. As of the date of sale, we ceased further shareholder or operational relationships with Salmon. Salmon’s sale has been recorded as a component of discontinued operations in our consolidated statements of operations.

The results of discontinued operations (CTP Switzerland and Salmon) are as follows:

	Three months ended		Nine months ended
(In thousands)	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
CTP Switzerland net revenue	$—	$6,345	$6,566	$19,324
Salmon net revenue	—	—	—	7,351

	$—	$6,345	$6,566	$26,675

CTP Switzerland (loss) income before taxes	$—	$(47)	$105	$669
Salmon income before taxes	—	—	—	83

(Loss) income before taxes	—	(47)	105	752
Salmon loss on sale	—	—	—	(10,220)
CTP Switzerland gain on sale	—	—	1,180	—

(Loss) gain on discontinued operations	—	(47)	1,285	(9,468)
Income tax benefit	—	—	(836)	(69)

(Loss) income from discontinued operations	$—	$(47)	$2,121	$(9,399)

Mexico and Argentina subsidiaries

On July 1, 2008, we sold our Mexico subsidiary (“Mexico”) and our Argentina subsidiary (“Argentina”) to one of our Latin American distributor partners for a total of $6.6 million ($5.9 million for Mexico and $0.7 million for Argentina). Total selling costs for both subsidiaries were less than $0.1 million. As of July 31, 2008, we have a receivable on our consolidated balance sheet for the full sales price for both subsidiaries. Payment of the receivable is being made in three installments, with the final payment occurring on November 17, 2008. The first installment of $5.3 million was received in August 2008. During the third quarter of fiscal 2008, we recorded a total loss on the sale of both subsidiaries of $3.8 million ($3.1 million for Mexico and $0.7 million for Argentina), which included a goodwill allocation of $1.5 million ($1.3 million for Mexico and $0.2 million for Argentina). These subsidiaries were primarily sales operations and sold products from our four business unit segments (See the table in note G, “Goodwill and Intangible Assets” for the goodwill amounts allocated to each business unit segment).

The loss on the sale of both subsidiaries was calculated as follows:

(In thousands)	Mexico	Argentina	Total
Proceeds	$5,891	$686	$6,577
Direct costs to sell	(20)	(15)	(35)

	5,871	671	6,542

Net book value:
Assets	8,268	1,671	9,939
Liabilities	(1,357)	(504)	(1,861)
Allocated goodwill	1,330	155	1,485
Realization of cumulative translation adjustment	785	5	790

	9,026	1,327	10,353

Loss before income taxes	$(3,155)	$(656)	$(3,811)

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

C. Divestitures (Continued)

We will continue to sell products to customers in these countries through the distributor partner. Accordingly, we will have continuing cash flows from these businesses and have not presented them as discontinued operations in our consolidated statements of operations.

D. Cash, Cash Equivalents, and Short-Term Investments

We consider all investments with an initial term to maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are diversified and consist of investment grade securities that: 1) mature within the next 12 months; 2) have characteristics of short-term investments; or 3) are available to be used for current operating activities, even if some maturities may extend beyond one year.

All marketable debt and equity securities that are included in short-term investments are considered available-for-sale and are carried at fair value. Temporary increases or decreases in fair value are recorded as unrealized gains or losses in the “Accumulated other comprehensive income” line item in our consolidated balance sheets. Other-than-temporary declines in fair value are recorded in the “Other-than-temporary impairments on long-term investments” line item in the consolidated statements of operations. Fair values are based on quoted market prices.

As of July 31, 2008, $7.1 million of our short-term investments are invested in equity securities designated for deferred compensation payments. These funds are paid out as requested by participants in the Novell, Inc. Deferred Compensation Plan.

As of July 31, 2008, contractual maturities of our short-term investments were:

(In thousands)	Cost	Fair Market Value
Less than one year	$48,680	$48,930
Due in one to two years	144,696	145,810
Due in two to three years	104,244	104,928
Due in more than three years	62,209	62,461
No contractual maturity	29,404	28,586

Total short-term investments	$389,233	$390,715

When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in the “Investment income” line item in the consolidated statements of operations. Realized gains and losses on short-term investments were as follows:

	Three months ended		Nine months ended
(In thousands)	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
Realized gains	$457	$179	$10,961	$346
Realized losses	$370	$362	$677	$1,005

We had net unrealized gains related to short-term investments of $1.5 million as of July 31, 2008 compared to net unrealized gains of $3.3 million at October 31, 2007. Our short-term investment portfolio includes gross unrealized gains and losses of $3.7 million and $2.2 million, respectively, as of July 31, 2008. We did not record any impairment losses on short-term investments during the third quarters and first nine months of fiscal 2008 and 2007, as we considered the unrealized losses to be temporary.

All of our investments in auction-rate securities (“ARSs”) are classified as long-term investments (See note F, “Long-Term Investments”). As of July 31, 2008, we have also classified $4.5 million of investments related to an enhanced liquidity fund to long-term investments (See note F, “Long-Term Investments”).

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

E. Restricted Cash

In relation to the appeal we filed in the Amer Jneid legal matter, we were required by the court in the first quarter of fiscal 2008 to post a $51.5 million bond (See note L, “Legal Proceedings”). The amount of the bond was determined by statutory regulations and has no connection to the amount we believe may ultimately be paid in this matter. The bond is held in an interest-bearing account in our name, but is restricted and classified as such on our consolidated balance sheets. The restriction will continue until the resolution of this legal matter. Since the posting of the bond near the end of the first quarter of fiscal 2008, the bond earned $0.9 million of interest, increasing restricted cash to $52.4 million.

F. Long-Term Investments

At July 31, 2008 and October 31, 2007, we held eight ARSs that are classified as long-term investments on our consolidated balance sheets. Contractual maturities for these ARSs are 17 years or greater with an interest reset date approximately every 28 days. Until the fourth quarter of fiscal 2007, the carrying value of our ARSs approximated fair value. With the liquidity issues experienced in the global credit and capital markets, our ARSs have experienced multiple failed auctions and the estimated market value of these securities is less than cost.

We estimated the fair value of these ARSs using a discounted cash flow analysis that considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of the future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) consideration of the time horizon that the market value of each security could return to its cost. We estimated that the fair market value of these securities at July 31, 2008 and October 31, 2007 was $25.1 million and $37.3 million, respectively.

In the third quarter of fiscal 2008, we recorded an other-than-temporary impairment charge of $14.7 million based on our assessment that it is likely that the fair value of the ARSs will not fully recover in the foreseeable future, given a combination of factors, including the duration, severity and continuing declining trend of the fair value of these securities as well as a deterioration in some of the securities’ credit ratings. In connection with the other-than-temporary impairment charge, we reversed all of the $9.5 million of temporary impairment charges pertaining to these securities that had been recorded in the “Accumulated other comprehensive income” line item in our consolidated balance sheets in prior periods.

The fair value of the ARSs could change significantly in the future and we may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods.

During the first quarter of fiscal 2008, our holdings in an enhanced liquidity fund were frozen due to liquidity issues. We believe that the underlying securities are not impaired if held to maturity. As the underlying securities mature, the fund manager is distributing the cash on a pro rata basis to the fund’s shareholders. During the third quarter and first nine months of fiscal 2008, we received $7.2 million and $51.3 million in fund distributions, respectively. As of July 31, 2008, the balance of this investment is $26.0 million. As of July 31, 2008, we anticipate that $21.5 million of this balance will be distributed during the next twelve months. The remaining $4.5 million is anticipated to be distributed more than one year after July 31, 2008, and is classified as a long-term investment on our consolidated balance sheets. At present, the fund’s cash is being distributed faster than originally scheduled. The fund continues to accrue interest income and, as there are no other-than-temporary impairment or valuation issues with these securities, no impairment charges were recorded.

Based on our ability to access our cash, cash equivalents, and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity on the enhanced liquidity fund and our ARSs will affect our ability to operate our business as usual.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

G. Goodwill and Intangible Assets

Goodwill

Goodwill allocated to our business unit segments as of July 31, 2008 is as follows:

(In thousands)	Open Platform Solutions	Identity and Security Management	Systems and Resource Management	Workgroup	Total
Balance as of October 31, 2007	$70,599	$81,142	$120,802	$132,069	$404,612
PlateSpin acquisition	—	—	176,480	—	176,480
SiteScape acquisition	—	—	—	19,723	19,723
Mexico/Argentina disposition	(468)	(355)	(251)	(411)	(1,485)
Adjustments	(873)	(1,021)	(1,730)	(1,723)	(5,347)

Balance as of July 31, 2008	$69,258	$79,766	$295,301	$149,658	$593,983

Adjustments during the first nine months of fiscal 2008 decreased goodwill by $5.3 million. The adjustments were comprised of a $5.0 million decrease in tax adjustments and a $0.3 million decrease primarily from foreign currency exchange rate adjustments related to PlateSpin goodwill. The $5.0 million tax adjustments were attributable to the SilverStream, Ximian, Immunix, Tally, RedMojo, Senforce and SiteScape acquisitions and related to the reversal of deferred tax asset valuation allowances for acquired net operating loss carryforwards that were utilized by income generated in the first nine months of fiscal 2008. During the third quarter of fiscal 2008, goodwill related to PlateSpin was also reduced by $0.6 million due primarily to the finalization of working capital adjustments and the valuation of fixed assets, which is reflected in the PlateSpin acquisition line, in the above table.

Intangible Assets

The following is a summary of intangible assets:

	July 31, 2008			October 31, 2007
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Asset Lives
Developed technology	$60,433	$(32,226)	$28,207	$34,033	$(26,203)	$7,830	3-4 years
Trademarks/trade names	25,631	(578)	25,053	24,731	(419)	24,312	3 years or Indefinite
Customer/contractual relationships	31,911	(19,663)	12,248	18,811	(17,393)	1,418	3 years
Internal use software	5,057	(5,057)	—	5,057	(5,045)	12	3 years

Total intangible assets	$123,032	$(57,524)	$65,508	$82,632	$(49,060)	$33,572

Amortization of intangible assets for the third quarters of fiscal 2008 and 2007 was $4.5 million and $1.9 million, respectively. Amortization of intangible assets for the first nine months of fiscal 2008 and 2007 was $8.5 million and $6.9 million, respectively. Amortization of existing intangibles is estimated to be approximately $4.5 million for the remainder of fiscal 2008, $16.7 million in fiscal 2009, $14.3 million in fiscal 2010, and $5.8 million in fiscal 2011, with nothing thereafter. See note B, “Acquisitions,” for details about the increase in intangible assets from our SiteScape and PlateSpin acquisitions during the second quarter of fiscal 2008.

During the third quarter of fiscal 2008, we acquired $12.0 million of developed technology, $6.0 million of which was paid in the third quarter of fiscal 2008 and the remaining $6.0 million will be paid in the fourth quarter of fiscal 2008. This developed technology relates to our Identity and Security Management business unit segment and will be amortized over a three year estimated useful life.

H. Income Taxes

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the third quarter and first nine months of fiscal 2008, we provided for income tax expense on continuing operations of $7.3 million and $31.9 million, respectively. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items). Due to the utilization of a significant amount of our net operating loss carryforwards in previous years, substantially all of the future benefit received from our

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

H. Income Taxes (Continued)

remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), in fiscal 2006, we elected to follow the tax ordering laws to determine the sequence in which deductions, net operating loss carryforwards, and tax credits are utilized. Accordingly, during the third quarter of fiscal 2008 a tax adjustment of $7.2 million was debited to additional paid-in capital reflecting a $4.8 million reduction in current year utilization of previously reserved tax credits combined with $2.4 million adjustment for prior year tax filings. During the first nine months of fiscal 2008, a tax benefit of $16.8 million was credited to additional paid-in capital relating to stock options for current year exercises and utilization of previously reserved net operating losses and tax credits. During the first nine months of fiscal 2008, a tax benefit relating to the utilization of previously reserved acquired net operating losses of $5.0 million was credited to goodwill.

The effective tax rate for the third quarter and first nine months of fiscal 2008 differs from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, and differences between the book and tax treatment of certain income items on which a valuation allowance has been recorded. The effective tax rate on continuing operations for the third quarter of fiscal 2008 was (94)% compared to an effective tax rate of 168% for the same period in fiscal 2007. The effective tax rate on continuing operations for the first nine months of fiscal 2008 was 85% compared to an effective tax rate of 459% for the same period in fiscal 2007. The effective tax rate for the third quarter and first nine months of fiscal 2008 differs from the effective tax rate for the same periods of fiscal 2007 because, even though we had losses from continuing operations in the third quarter and first nine months of fiscal 2007, we had income tax expense resulting primarily from the use of previously reserved U.S. net operating loss carryovers.

In accordance with determinations made pursuant to the applicable accounting standards, we continue to believe that it is more likely than not that most of our remaining U.S. net deferred tax assets will not be realized based on all available evidence. As a result, we have provided a valuation allowance on those U.S. net deferred tax assets. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in capital. It is reasonably possible that we could reduce a significant amount of our valuation allowance in the near-term.

Prior to fiscal 2008, we evaluated our tax reserves under SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 5 required us to accrue for losses we believed were probable and could be reasonably estimated. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The adoption of FIN 48 resulted in a $1.4 million non-cash adjustment to increase our reserves for unrecognized tax benefits and a reduction to beginning retained earnings. Our policy for interest and penalties related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Interest and penalties on tax reserves continue to be classified as income tax expense in our consolidated statements of operations.

As of November 1, 2007, we had reserves for unrecognized tax benefits totaling $62.2 million, including the $1.4 million effect of adopting FIN 48, and related accrued interest of $7.1 million, of which $42.8 million would favorably impact our effective tax rate if recognized. As of July 31, 2008, we had reserves for unrecognized tax benefits totaling $62.0 million including related accrued interest of $7.2 million, of which $45.4 million would favorably impact the effective tax rate if recognized. The $0.2 million decrease in reserves for unrecognized tax benefits during the year relates primarily to benefits recognized as a result of the lapse of statutes of limitations and settlements with tax authorities, partially offset by increases for unrecognized tax benefits originating during the year. The $45.4 million is recorded in other long-term liabilities on our consolidated balance sheet. The difference between the total unrecognized tax benefits and those affecting the effective tax rate is due to certain unrecognized tax benefits that would have a full valuation allowance if recognized. As of July 31, 2008, we believe it is reasonably possible that $2.7 million of unrecognized tax benefits will decrease within the next 12 months as the result of statute of limitations expiring in various jurisdictions. We do not believe that the favorable $2.7 million decrease in unrecognized tax benefits would significantly impact the effective tax rate in any one period.

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

I. Line of Credit

We have a $20.0 million bank line of credit available for letter of credit purposes. As of July 31, 2008, there were standby letters of credit of $15.3 million outstanding under this line, all of which are collateralized by cash. The bank line of credit expires on April 1, 2009. The bank line of credit is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. As of July 31, 2008, we are in full compliance with all the financial covenants and restrictions contained in this credit agreement. In addition, as of July 31, 2008, we had outstanding letters of credit of an insignificant amount at other banks.

J. Restructuring and Merger Liabilities

Restructuring liabilities

During the first nine months of fiscal 2008, we recorded net restructuring expenses of $11.3 million. This was comprised of $13.4 million in additional restructuring charges partially offset by $2.1 million in reductions of accruals for restructuring activities recorded in prior periods.

The restructuring actions undertaken during the third quarter of fiscal 2008 are a continuation of the restructuring plan that we began during the fourth quarter of fiscal 2006. We expect total restructuring charges for fiscal 2008 to be at the high end of our previously announced range of $15 million to $25 million. The restructuring plan is related to our strategy to implement a comprehensive transformation of our business and to achieve competitive operating margins. This strategy currently has four main initiatives: 1) improving our sales model and sales staff specialization; 2) integrating our product development approach and balancing between on and offshore development locations; 3) improving our administrative and support functions; and 4) transforming our services business to be more efficient and product focused. Specific actions taken during the first nine months of fiscal 2008 included reducing our workforce by 107 employees, comprised of: 32 general and administrative employees, 26 sales and marketing employees, 23 technical support employees, 19 consulting employees, and 7 product development employees. At July 31, 2008, our total headcount was approximately 4,100. We also vacated several facilities and terminated a service provider contract.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

J. Restructuring and Merger Liabilities (Continued)

Our restructuring activities in previous periods are disclosed in detail in our Annual Report on Form 10-K for fiscal 2007. The following table summarizes the restructuring reserve balance as of July 31, 2008 and activity during the first nine months of fiscal 2008:

(In thousands)	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Prior to Fiscal 2005	Total
Balance as of October 31, 2007:
Workforce reductions	$—	$21,310	$—	$1,234	$—	$22,544
Excess facilities, property and equipment	—	2,101	—	3,407	2,484	7,992
Other restructuring-related costs	—	14	40	95	—	149

Total restructuring reserve balance	—	23,425	40	4,736	2,484	30,685

Original charge/adjustments:
Workforce reductions	9,951	(518)	—	(1,197)	—	8,236
Excess facilities, property and equipment	1,935	(71)	—	(4)	(159)	1,701
Other restructuring-related costs	1,502	—	(15)	(95)	—	1,392

Total original charge/adjustments	13,388	(589)	(15)	(1,296)	(159)	11,329

Payments:
Workforce reductions	(6,194)	(19,840)	—	(16)	—	(26,050)
Excess facilities, property and equipment	(1,019)	(780)	—	(735)	(941)	(3,475)
Other restructuring-related costs	(32)	(14)	—	—	—	(46)

Total payments	(7,245)	(20,634)	—	(751)	(941)	(29,571)

Balance as of July 31, 2008:
Workforce reductions	3,757	952	—	21	—	4,730
Excess facilities, property and equipment	916	1,250	—	2,668	1,384	6,218
Other restructuring-related costs	1,470	—	25	—	—	1,495

Total restructuring reserve balance	$6,143	$2,202	$25	$2,689	$1,384	$12,443

Net adjustments reduced the restructuring reserves during the first nine months of fiscal 2008 by $2.1 million for changes in estimates related to various severance and related benefits and facility reserves. These adjustments are reflected in the table above for the respective fiscal year.

As of July 31, 2008, the remaining unpaid restructuring balances include accrued liabilities related to lease costs for redundant facilities, which will be paid over the respective remaining contract terms, the longest of which extends to 2012, contract termination costs, which will be paid over the next two quarters, and severance and other benefits, which will primarily be paid over the next twelve months.

Merger liabilities

The following table summarizes the merger liabilities balance and activity associated with our acquisitions, including transaction costs, during the first nine months of fiscal 2008:

(In thousands)	Balance at October 31, 2007	Additions from Acquisitions	Payments/ Adjustments	Balance at July 31, 2008
Facilities related	$12,725	$150	$(817)	$12,058
Employee related	—	454	(255)	199
Other	325	3,630	(3,862)	93

Total merger liabilities	$13,050	$4,234	$(4,934)	$12,350

The additions from acquisitions relate to the SiteScape and PlateSpin acquisitions (See note B, “Acquisitions”). As of July 31, 2008, the remaining unpaid merger liability balances include accrued liabilities related to lease costs for redundant facilities, which will be paid over the respective remaining contract terms, the longest of which extends to 2025, severance and related benefits, and professional fees, which will be paid over the next twelve months.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

K. Senior Convertible Debentures

Under the terms of the consent solicitation that was entered into as of November 9, 2006 related to the Senior Convertible Debentures (“Debentures”), we were required to make special interest payments of $44.0 million over three periods. During the first nine months of fiscal 2008, we made total cash payments for interest of $16.8 million, of which $13.9 million was for the final special interest payment. During the third quarter and first nine months of fiscal 2008, we incurred interest expense, including the amortization of deferred financing costs, related to the Debentures of $4.2 million and $15.3 million, respectively.

During the second quarter of fiscal 2008, we received authorization from our Board of Directors to repurchase, from time to time, up to $600 million face value of the Debentures in such quantities, at such prices, and in such manner as may be directed by our management. During the third quarter of fiscal 2008, we purchased and retired $28.0 million face value of the Debentures for total cash consideration of $26.9 million, including less than $0.1 million of accrued interest. During the first nine months of fiscal 2008, we purchased and retired $148.6 million face value of the Debentures for total cash consideration of $142.5 million, including $0.2 million of accrued interest. The portions of the unamortized debt issuance costs and prepaid interest related to the bonds that were repurchased were written off, resulting in a $0.1 million gain during the third quarter of fiscal 2008 and a $0.5 million gain during the first nine months of fiscal 2008. This gain is shown as a component of the line item “Interest expense and other, net” in our consolidated statements of operations.

Holders of the Debentures may require us to repurchase all or a portion of their Debentures on July 15, 2009. As a result, at July 31, 2008, the outstanding balance of the Debentures and related deferred financing costs are classified as a current liability and asset, respectively.

L. Legal Proceedings

Between September and November of 2006, seven separate derivative complaints were filed in Massachusetts state and federal courts against us and many of our current and former officers and directors asserting various claims related to alleged options backdating. We are also named as a nominal defendant in these complaints, although the actions are derivative in nature and purportedly asserted on our behalf. These actions arose out of our announcement of a voluntary review of our historical stock-based compensation practices. The complaints essentially allege that, since 1999, we materially understated our compensation expenses and, as a result, overstated actual income. The five actions filed in federal court have been consolidated, and the parties to that action stipulated that the defendants’ answer or motion to dismiss is due 45 days after the filing of an amended complaint. Although the parties filed the stipulation with the Court setting forth a schedule for the filing of an amended complaint and the briefing on our motion to dismiss, the Court has not yet taken action on that proposed stipulation. The two state court cases have been consolidated before the Business Litigation Session of the Massachusetts Suffolk County Superior Court. On or about February 13, 2008, plaintiffs filed and served a First Amended Shareholder Derivative Complaint. On May 2, 2008, we filed a motion to dismiss the state court complaints. Plaintiffs’ counsel recently informed us that they did not intend to file a reply to the motion and will stipulate to the dismissal of the complaints. We believe there are strong defenses to the remaining consolidated case pending in the federal court. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

On January 20, 2004, the SCO Group, Inc. filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. Upon our motion, the action was removed to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. Our answer set forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. On February 3, 2006, SCO filed a Second Amended Complaint alleging that we had violated supposed non-competition provisions of the agreement under which we sold certain UNIX-related assets to SCO, that we infringed SCO’s copyrights, and that we are engaging in unfair competition by attempting to deprive SCO of the value of the UNIX technology. SCO sought to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and to cause us to pay actual, special and punitive damages in an amount to be proven at trial. As a result of SCO’s Second Amended Complaint, our wholly-owned subsidiary, SUSE Linux AG (“SUSE”), filed a demand for arbitration before the International Court of Arbitration in Zurich, Switzerland, pursuant to a “UnitedLinux Agreement” in which SCO and SUSE were parties. On August 10, 2007, the U.S. District Court Judge issued a Memorandum Decision and Order that granted us summary judgment against SCO on significant issues in the litigation. The District Court determined that we own the UNIX copyrights and dismissed certain of SCO’s claims against us. On

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

L. Legal Proceedings (Continued)

September 14, 2007, SCO filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On July 16, 2008, the U.S. District Court issued Findings of Fact and Conclusions of Law wherein the Court determined that SCO owed us $2.5 million (along with an additional amount for prejudgment interest) from amounts received under a license agreement between SCO and Sun Microsystems, Inc. (“Sun”). The Court concluded that SCO lacked authority to enter into the 2003 agreement with Sun, and as such, we were entitled to a share (one-third) of the amount SCO received under that agreement. The Court further concluded that SCO’s licenses to Microsoft and other “SCOsource licensees” included an “incidental” license to Unix SVRX code and therefore we were not entitled to any proceeds from such licenses. Although SCO has repeatedly expressed its intent to appeal the trial court’s rulings, we continue to evaluate the next steps in connection with this matter. As for the SUSE Arbitration proceeding, hearings before the International Court have been stayed by the court in the SCO bankruptcy case. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

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

SilverStream, which we acquired in July 2002, and several of its former officers and directors, as well as the underwriters who handled SilverStream’s two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of the issuers, including SilverStream. A Consolidated Amended Complaint with respect to all of these complaints was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. The plaintiffs are seeking monetary damages, statutory compensation and other relief that may be deemed appropriate by the court. While we believe that SilverStream and its former officers and directors have meritorious defenses to the claims, the various parties are pursuing settlement discussions that, if successful, would resolve all claims, including the ones against SilverStream and its former directors and officers. Any settlement agreement must receive final approval from the court and efforts to pursue the same are ongoing. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

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

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

L. Legal Proceedings (Continued)

In November 2007, we were served with a complaint by IP Innovations (a patent litigation company), alleging that the distribution of Linux-based products by both Red Hat, Inc. (a co-defendant in the case) and us violates certain U.S. Patents. Our initial evaluation of the patent claims asserted by the plaintiff indicates that we have strong defenses to the claims. As such, we are prepared to aggressively defend the claims. We have also entered into negotiations to settle this claim to avoid litigation costs, and accordingly, during the third quarter of fiscal 2008 we accrued $0.8 million for this matter. While there can be no assurance as to the ultimate disposition of the litigation or negotiations, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

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

M. Income (Loss) Per Share From Continuing Operations

The following tables reconcile the numerators and denominators of the income (loss) per share from continuing operations calculation for the third quarters and first nine months of fiscal 2008 and 2007:

	Three months ended
(In thousands, except per share data)	July 31, 2008	July 31, 2007
Basic income (loss) per share from continuing operations computation:
Loss from continuing operations	$(15,125)	$(3,632)

Weighted-average common shares outstanding, excluding unvested restricted stock	351,878	348,177

Basic loss per share from continuing operations	$(0.04)	$(0.01)

Diluted income (loss) per share from continuing operations computation:
Loss from continuing operations	$(15,125)	$(3,632)

Weighted-average common shares outstanding, excluding unvested restricted stock	351,878	348,177
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	—	—

Total adjusted weighted-average common shares	351,878	348,177

Diluted loss per share from continuing operations	$(0.04)	$(0.01)

In the calculation of diluted earnings per share, 39.7 million and 52.1 million shares of common stock attributable to the assumed conversion of the Debentures were excluded from the calculation in the third quarters of fiscal 2008 and 2007, respectively, as their effect would have been anti-dilutive.

Incremental shares of 1,318,247 and 2,969,022 attributable to the assumed exercise of outstanding options with exercise prices less than the average market price of our stock (“in-the-money”) were not included in the calculation of diluted loss per share for the third quarters of fiscal 2008 and fiscal 2007, respectively, as their effect would have been anti-dilutive due to the loss in the period. Incremental shares attributable to options with exercise prices that were at or greater than the average market price of our stock (“out-of-the-money”) were also not included in the calculation of diluted loss per share for the third quarters of fiscal 2008 and 2007 as their effect would have been anti-dilutive. Out-of-the-money options for the third quarters of fiscal 2008 and 2007 totaled 15,385,595 and 19,297,554, respectively.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

M. Income (Loss) Per Share From Continuing Operations (Continued)

	Nine months ended
(In thousands, except per share data)	July 31, 2008	July 31, 2007
Basic income (loss) per share from continuing operations computation:
Income (loss) from continuing operations	$5,425	$(17,113)

Weighted-average common shares outstanding, excluding unvested restricted stock	351,931	346,731

Basic income (loss) per share from continuing operations	$0.02	$(0.05)

Diluted income (loss) per share from continuing operations computation:
Income (loss) from continuing operations	$5,425	$(17,113)

Weighted-average common shares outstanding, excluding unvested restricted stock	351,931	346,731
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	1,359	—

Total adjusted weighted-average common shares	353,290	346,731

Diluted Income (loss) per share from continuing operations	$0.02	$(0.05)

In the calculation of diluted earnings per share, 47.5 million and 52.1 million shares of common stock attributable to the assumed conversion of the Debentures were excluded from the calculation in the first nine months of fiscal 2008 and 2007, respectively, as their effect would have been anti-dilutive.

Incremental shares of 2,217,248 attributable to the assumed exercise of outstanding in-the-money options were not included in the calculation of diluted loss per share for the first nine months of fiscal 2007 as their effect would have been anti-dilutive due to the loss in the period. Incremental shares attributable to out-of-the-money options were also not included in the calculation of diluted income (loss) per share for the first nine months of fiscal 2008 and 2007 as their effect would have been anti-dilutive. Out-of-the-money options for the first nine months of fiscal 2008 and 2007 totaled 15,685,524 and 19,461,403, respectively.

N. Comprehensive Income

The components of comprehensive income (loss) are as follows:

(In thousands)	Three months ended		Nine months ended
Increase/(decrease)	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
Net (loss) income	$(15,125)	$(3,679)	$7,546	$(26,512)
Change in net unrealized gain (loss) on investments	(2,824)	(375)	(1,835)	2,426
Reversal of previously recorded unrealized losses related to ARS impairment	9,488	—	2,500	—
Change in cumulative translation adjustments	(1,802)	2,896	(2,762)	9,922
Change in pension obligations	(8)	—	112	—

Comprehensive (loss) income	$(10,271)	$(1,158)	$5,561	$(14,164)

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

N. Comprehensive Income (Continued)

Our accumulated other comprehensive income is comprised of the following:

(In thousands)	July 31, 2008	October 31, 2007
Net unrealized gain on investments	$1,483	$818
Cumulative translation adjustment	32,109	34,871
Pension obligation	1,521	1,409

Total accumulated other comprehensive income	$35,113	$37,098

O. Stock-Based Compensation

We currently have five stock award plans that allow us to grant stock options, restricted stock units and other equity-based awards to employees and consultants. In addition, we currently have one stock plan for non-employee members of the Board of Directors that expired in April 2008 (“Director Plan”). No additional awards can be granted under the Director Plan; however, we continue to manage outstanding options under this Director Plan. All future stock-based compensation awards will be issued under one of the five stock award plans. When granting stock options, we typically grant nonstatutory options at fair market value on the grant date, defined in the stock award plans as the closing price of our stock on the day prior to grant. We also grant restricted stock units. These plans are discussed in more detail in our fiscal 2007 Annual Report on Form 10-K (See note U, “Stockholders’ Equity”).

Equity-based awards

We made stock option and restricted stock unit grants for the following number of shares during the first nine months of fiscal 2008 and 2007:

	Nine months ended
(In thousands)	July 31, 2008	July 31, 2007
Stock options:
Performance-based	1,583	728
Time-based	1,994	2,567

Total stock options	3,577	3,295

Restricted stock units:
Performance-based	626	1,104
Time-based	4,152	4,360

Total restricted stock units	4,778	5,464

In the first quarter of fiscal 2008, we provided two of our executive officers with a mechanism to cure potentially adverse tax consequences under Section 409A of the Internal Revenue Code of 1986, as amended, arising from options with incorrect measurement dates that were identified during our internal stock option review (for a discussion of the review, see “Historical Stock-Based Compensation Practices” under note C of our fiscal 2007 Annual Report on Form 10-K). With their agreement, we cancelled options that had been previously granted to the two executives to acquire an aggregate of 213,000 shares of our common stock and granted new options to acquire the same number of shares. The re-granted options have the same terms as the cancelled options other than the new grant date. In addition, we increased the exercise price on options for 6,000 shares.

Stock options

Performance-based: In the first nine months of fiscal 2008 and 2007, we granted stock options to executives that will vest based on the achievement of certain revenue targets set in each of the four fiscal years beginning in the year of grant. If the targets are not met, the stock options will expire unvested.

Time-based: In the first nine months of fiscal 2008 and 2007, we granted time-based stock options to executive and non-executive employees. Vesting of the options occurs over four years as follows: 25% of the grant vests on the first anniversary of the grant date; the remaining 75% of the grant vests monthly thereafter. The options expire 8 years after the grant date.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

O. Stock-Based Compensation (Continued)

Restricted stock units

Performance-based: In the first nine months of fiscal 2008 and 2007, we granted restricted stock units to executives that will vest based on the achievement of certain profit targets for each of the four fiscal years beginning in the year of grant. If the targets are not met, the restricted stock units will expire and will not be released.

Time-based: In the first nine months of fiscal 2008 and 2007, we granted time-based restricted stock units to executive and non-executive employees. Most units vest proportionally on each grant date anniversary over three or four years.

Stock-based compensation expense

Our consolidated statements of operations include the following amounts of stock-based compensation expense in the respective captions:

	Three months ended		Nine months ended
(In thousands)	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
Cost of revenue	$881	$1,257	$2,724	$3,241

Sales and marketing	1,953	2,831	7,400	7,091
Product development	2,543	2,684	7,900	7,370
General and administrative	2,216	2,760	7,346	8,262

Operating expenses	6,712	8,275	22,646	22,723
Tax benefit	—	—	—	—

Total stock-based compensation expense	$7,593	$9,532	$25,370	$25,964

Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.1 years was $83.1 million at July 31, 2008.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“ESPP”) is considered non-compensatory under SFAS No. 123(R) and, accordingly, no compensation expense has been recorded for issuances under the ESPP. Issuances of stock under the ESPP during the first nine months of fiscal 2008 and 2007 totaled 233,126 and 304,530 shares, respectively.

P. Segment Information

We operate and report our financial results in four business unit segments based on information solution categories. The segments are:

—	Open Platform Solutions
—	Identity and Security Management
—	Systems and Resource Management
—	Workgroup

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

P. Segment Information (Continued)

Our performance is evaluated by our Chief Executive Officer and our other chief decision makers based on reviewing revenue and operating income (loss) information for each segment. The business unit segments sell both our software and services. These offerings are sold directly and through original equipment manufacturers, resellers, and distributors who sell to dealers and end users. Operating results by segment are as follows:

	Three months ended
	July 31, 2008			July 31, 2007
(in thousands)	Net revenue	Gross profit	Operating income (loss)	Net revenue	Gross profit	Operating income (loss)
Open Platform Solutions	$38,884	$28,601	$13,042	$32,239	$21,745	$8,107
Identity and Security Management	50,360	31,153	19,489	51,744	26,571	11,042
Systems and Resource Management	53,082	43,877	31,731	45,482	37,081	26,933
Workgroup	102,859	85,449	75,602	107,325	87,487	75,279
Common unallocated operating costs	—	(4,065)	(138,893)	—	(2,617)	(131,476)

Total per statements of operations	$245,185	$185,015	$971	$236,790	$170,267	$(10,115)

	Nine months ended
	July 31, 2008			July 31, 2007
(in thousands)	Net revenue	Gross profit	Operating income (loss)	Net revenue	Gross profit	Operating income (loss)
Open Platform Solutions	$113,200	$80,812	$35,935	$87,097	$57,977	$19,125
Identity and Security Management	143,689	83,011	48,144	149,958	74,951	29,667
Systems and Resource Management	143,190	118,519	88,575	129,966	105,265	79,579
Workgroup	311,698	258,417	230,159	320,542	260,988	225,089
Common unallocated operating costs	—	(8,759)	(391,694)	—	(7,158)	(395,937)

Total per statements of operations	$711,777	$532,000	$11,119	$687,563	$492,023	$(42,477)

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

Geographic Information

For the third quarters of fiscal 2008 and 2007, revenue in the United States was $117.2 million and $120.5 million, respectively. The lower revenue in the United States is due to lower services revenue partially offset by higher product revenue. Revenue from customers outside the United States was $128.0 million and $116.3 million in the third quarters of fiscal 2008 and 2007, respectively. The higher revenue outside the United States is due to higher product revenue and favorable foreign currency exchange rates, partially offset by lower services revenue. For the third quarters of fiscal 2008 and 2007, 67% and 68%, respectively, of our revenue outside the United States was in Europe. No country outside of the United States accounted for more than 10% of our net revenue for either period presented. No single customer accounted for more than 10% of our total revenue for either period presented.

For the first nine months of fiscal 2008 and 2007, revenue in the United States was $340.4 million and $347.8 million, respectively. The lower revenue in the United States is due to lower services revenue partially offset by higher product revenue. Revenue from customers outside the United States was $371.4 million and $339.8 million in the first nine months of fiscal 2008 and 2007, respectively. The higher revenue outside the United States is due to higher product revenue and favorable foreign currency exchange rates, partially offset by lower services revenue. For the first nine months of fiscal 2008 and 2007, 69% and 67%, respectively, of our revenue outside the United States was in Europe. No country outside of the United States accounted for more than 10% of our net revenue for either period presented. No single customer accounted for more than 10% of our total revenue for either period presented.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Q. Share Repurchase Program

On May 13, 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. As of July 31, 2008, 7,477,300 shares of common stock have been repurchased and retired under this program at an average price of $5.97 per share. The total amount paid for the repurchase of our common stock was $44.7 million, leaving $55.3 million remaining to be repurchased under the current Board authorization.

R. Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Previously, accounting rules required different measurement attributes for different assets and liabilities that created artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (our fiscal 2009), though early adoption is permitted. The adoption of this standard is optional. Since we do not currently have complex hedge accounting requirements, there is little incentive to elect the fair value option on any of our applicable financial assets or liabilities. Therefore, we do not currently plan on utilizing the fair value option as outlined in SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including loss contingencies such as litigation, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 (our fiscal 2010). For acquisitions that close after November 1, 2009 or for any acquisition-related tax adjustments that occur after November 1, 2009, this pronouncement will impact our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years and fiscal quarters beginning on or after December 15, 2008 (our fiscal 2010). The impact of this pronouncement on our financial position and results of operations is anticipated to be immaterial.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities, in particular: 1) how and why derivative instruments are utilized; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our second quarter of fiscal 2009), with early adoption encouraged. As this pronouncement is only disclosure-related it will not have an impact on our financial position and results of operations. However, this pronouncement will require increased disclosures around our use of foreign exchange forward contracts, which is our only use of derivative instruments.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

R. Recent Accounting Pronouncements (Continued)

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

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the guidance in FASB Statement No. 142, “Goodwill and Other Intangible Assets”, for estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, FSP No. 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2010), and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets. For intangible assets acquired after November 1, 2009, this pronouncement may impact our financial position and results of operations.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change of expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, some of which may be similar to those of other companies of similar size in our industry, including pre-tax losses, rapid technological changes, competition, limited number of suppliers, customer concentration, failure to successfully integrate acquisitions, adverse government regulations, failure to manage international activities, and loss of key individuals. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for fiscal 2007 filed with the Securities and Exchange Commission (“SEC”) on December 21, 2007. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal 2007.

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

Open Platform Solutions. We deliver Linux solutions for the enterprise, and the SUSE Linux Enterprise platform underpins all of these products. SUSE Linux Enterprise is a leading distribution platform that focuses considerable effort on interoperability and virtualization within both open source and proprietary systems and provides ease in usability and management. Our primary Open Platform Solutions offerings are:

Linux Platform Products:

—	SUSE Linux Enterprise Server
—	SUSE Linux Enterprise Desktop

Other Open Platform Products:

—	openSUSE
—	SUSE Engineering (product development work we perform for customers)

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

Identity and Access Management products:

—	Identity Manager
—	Access Manager
—	SecureLogin
—	Sentinel

Other Identity and Security Management products:

—	Novell eDirectory

Systems and Resource Management. With our systems and resource management solutions, customers can define business and IT policies to automate the management of multiple IT resources, including the emerging challenge of managing virtual environments. As a result, customers reduce IT effort, control IT costs, and reduce IT skill requirements to fully manage and leverage their IT investment. In addition to our existing Systems and Resource Management offerings under the ZENworks brand, during the second quarter of fiscal 2008, we acquired PlateSpin Ltd. (“PlateSpin”), which resulted in the addition of three product offerings to our Systems and Resource Management business unit segment.

Systems and Resource Management products:

—	ZENworks Suite
—	ZENworks Patch Management
—	ZENworks Asset Management
—	ZENworks Linux Management
—	ZENworks Configuration Management
—	ZENworks Orchestrator
—	ZENworks Endpoint Security Management
—	PlateSpin PowerConvert
—	PlateSpin PowerRecon
—	PlateSpin Forge

Workgroup. We provide comprehensive and adaptable workgroup solutions that provide all the infrastructure, services and tools customers require to effectively and securely collaborate across a myriad of devices. We offer the security, reliability, and manageability our customers’ employees need to efficiently get their jobs done at lower cost. Our primary Workgroup products are:

—	Open Enterprise Server (“OES”)
—	NetWare and other NetWare-related products:

¡    NetWare

¡    Novell Cluster Services

—	Collaboration products:

¡    GroupWise

¡    Teaming + Conferencing

—	Other Workgroup products:

¡    BorderManager

¡    Novell Open Workgroup Suite (“NOWs”), including:

☐    OES

☐    GroupWise

☐    ZENworks Suite

☐    SUSE Linux Enterprise Desktop — open source desktop

☐    OpenOffice.org for Linux and Windows — open source productivity suite

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Introduction (Continued)

In addition to our technology offerings, within each of our business units we offer a worldwide network of consultants, trainers, and technical support personnel to help our customers and third-party partners best utilize our software. We also have partnerships with application providers, hardware and software vendors, and consultants and systems integrators. In this way we can offer a full solution to our customers.

Overview

Below is a brief update on the revenue results for the third quarter of fiscal 2008 for each of our business units:

—

Within our Open Platform Solutions business unit segment, Linux and open source products remain an important growth business. Revenue from our Linux Platform Products increased 30% in the third quarter of fiscal 2008 compared to the same period a year ago. This product revenue increase was partially offset by lower services revenue of 12%, such that total revenue from our Open Platform Solutions business unit increased 21% in the third quarter of fiscal 2008 compared to the same period a year ago.

—

We continue to expand our position in the market for our Identity and Security Management business unit segment by offering products that we believe deliver a complete, integrated solution in the areas of security, compliance, and governance issues. Within this segment, revenue from our Identity and Access Management products increased 22% in the third quarter of fiscal 2008 compared to the same period a year ago. This product revenue increase was more than offset by lower services revenue of 31%, such that total revenue from our Identity and Security Management business unit decreased 3% in the third quarter of fiscal 2008 compared to the same period a year ago.

—

Systems and Resource Management products continue to be an important part of our product offering. Our strategy is to provide a complete “desktop to data center” offering, with leadership in virtualization for both Linux and mixed-source environments. Systems and Resource Management product revenue increased 25% in the third quarter of fiscal 2008 compared to the same period a year ago. Excluding the impact of our PlateSpin acquisition in March 2008, product revenue increased 8% year-over-year. Overall product revenue was partially offset by lower services revenue of 24%, such that total revenue from our Systems and Resource Management business unit increased 17% in the third quarter of fiscal 2008 compared to the same period a year ago.

—

Our Workgroup revenue base is an important source of cash flow and provides us with the potential opportunity to sell additional products and services. We continued efforts to stabilize the decline of revenue from our OES and NetWare-related products. Our revenue from Workgroup products decreased 1% in the third quarter of fiscal 2008 compared to the same period a year ago. In addition, services revenue was lower by 25%, such that total revenue from our Workgroup business unit decreased 4% in the third quarter of fiscal 2008 compared to the same period a year ago.

Our services offerings are focused on supporting product sales, not generating stand-alone revenue or profits, in line with our strategic initiatives. This includes focusing our services business to drive more profitable product revenue while leveraging our services capabilities internally and through third-party partners. Our results for the third quarter of fiscal 2008 are showing signs of success in this initiative to shift to a more profitable revenue mix, which is reflected in our higher total gross profit and total gross profit margins for both the third quarter of fiscal 2008 and the first nine months of fiscal 2008, compared to the related prior year periods. Though total services revenue was down 25%, total product revenue was up 11%, resulting in a net increase in total revenue of 4% in the third quarter of fiscal 2008 compared to the same period a year ago. Foreign currency exchange rate fluctuations and the PlateSpin acquisition each favorably impacted revenue by 3% during the third quarter of fiscal 2008, compared to the same period in fiscal 2007.

During fiscal 2008, in continuation of our strategic plan, we are refining the improvements we have made in our sales, product development, and back office initiatives. In addition, we continue to realign our services business to improve its efficiency and focus. In conjunction with these initiatives, through the first nine months of fiscal 2008, we incurred $13.4 million of restructuring expenses. We expect total restructuring charges for fiscal 2008 to be at the high end of our previously announced range of $15 million to $25 million. While our initiatives and their implementation involve opportunities, risks, and challenges, we believe they will result in sustainable profitability.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Overview (Continued)

During the second quarter of fiscal 2008, we completed our acquisitions of PlateSpin and SiteScape, Inc. (“SiteScape”) (See the acquisitions section below for more detail).

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

PlateSpin

On March 26, 2008, we acquired all of the outstanding shares of PlateSpin, a leader in support solutions for complete workload lifecycle management and optimization for Windows, UNIX and Linux operating systems in the physical and virtual data center. During the third quarter of fiscal 2008, goodwill related to PlateSpin was reduced by $0.6 million due primarily to the finalization of working capital adjustments and the valuation of fixed assets. The updated purchase price, consisted of $204.1 million in cash, plus merger and transaction costs of $3.8 million. For more information, see note B, “Acquisitions”.

Divestitures

CTP Switzerland

On October 31, 2007, we signed an agreement to sell our CTP Switzerland subsidiary to a management-led buyout group for $0.5 million at close on January 31, 2008, plus an additional contingent payment of up to approximately $0.3 million. The contingent payment is based on an earn-out model that is tied to CTP Switzerland’s consultant bonuses which, if met, will be received by the end of November 2008. As of January 31, 2008, we ceased shareholder or operational relationships with CTP Switzerland.

When we signed the agreement, we began classifying CTP Switzerland’s results as a discontinued operation in our consolidated statements of operations and reclassified our results of operations for the prior comparable period. In the fourth quarter of fiscal 2007, we recognized an estimated loss on disposal of $8.9 million resulting from the expected sale. During the first quarter of fiscal 2008, we recognized a gain on final liquidation of CTP Switzerland of $1.2 million, for a total net loss on the disposition of $7.7 million. For more information, see note C, “Divestitures.”

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Divestitures (Continued)

Salmon

On March 12, 2007, we sold Salmon Ltd. (“Salmon”) for $4.9 million, plus an additional contingent payment of approximately $3.9 million to be received if Salmon meets certain cumulative future revenue targets by the end of our fiscal 2009. Of the $4.9 million, $2.9 million was received at the time of sale and the remaining $2.0 million was received during the second quarter of fiscal 2008. The $2.0 million was originally recorded as a receivable and included in the calculation of the gain recorded in the second quarter of fiscal 2007. As of the date of sale, we ceased further shareholder or operational relationships with Salmon. Salmon’s sale has been recorded as a component of discontinued operations in our consolidated statements of operations.

The results of discontinued operations (CTP Switzerland and Salmon) are as follows:

	Three months ended		Nine months ended
(In thousands)	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
CTP Switzerland net revenue	$—	$6,345	$6,566	$19,324
Salmon net revenue	—	—	—	7,351

	$—	$6,345	$6,566	$26,675

CTP Switzerland (loss) income before taxes	$—	$(47)	$105	$669
Salmon income before taxes	—	—	—	83

(Loss) income before taxes	—	(47)	105	752
Salmon loss on sale	—	—	—	(10,220)
CTP Switzerland gain on sale	—	—	1,180	—

(Loss) gain on discontinued operations	—	(47)	1,285	(9,468)
Income tax benefit	—	—	(836)	(69)

(Loss) income from discontinued operations	$—	$(47)	$2,121	$(9,399)

Mexico and Argentina subsidiaries

On July 1, 2008, we sold our Mexico subsidiary (“Mexico”) and our Argentina subsidiary (“Argentina”) to one of our Latin American distributor partners for a total of $6.6 million ($5.9 million for Mexico and $0.7 million for Argentina). Total selling costs for both subsidiaries were less than $0.1 million. As of July 31, 2008, we have a receivable on our consolidated balance sheet for the full sales price for both subsidiaries. Payment of the receivable is being made in three installments, with the final payment occurring on November 17, 2008. The first installment of $5.3 million was received in August 2008. During the third quarter of fiscal 2008, we recorded a total loss on the sale of both subsidiaries of $3.8 million ($3.1 million for Mexico and $0.7 million for Argentina), which included a goodwill allocation of $1.5 million ($1.3 million for Mexico and $0.2 million for Argentina). These subsidiaries were primarily sales operations and sold products from our four business unit segments.

We will continue to sell products to customers in these countries through the distributor partner. Accordingly, we will have continuing cash flows from these businesses and have not presented them as discontinued operations in our consolidated statements of operations. For more information, see note C, “Divestitures.”

Results of Operations

Revenue

We sell our software and services primarily to corporations, government entities, educational institutions, independent hardware and software vendors, resellers, and distributors both domestically and internationally. In our consolidated statements of operations, we categorize revenue as software licenses, maintenance and subscriptions, and services. In the third quarter of fiscal 2007, we began reporting our services revenue and related cost of revenue in separate line items on the consolidated statements of operations.

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

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2008	July 31, 2007	Change	July 31, 2008	July 31, 2007	Change
Software licenses	$53,408	$44,738	19%	$138,293	$125,070	11%
Maintenance and subscriptions	154,982	142,833	9%	454,287	417,246	9%
Services	36,795	49,219	(25)%	119,197	145,247	(18)%

Total net revenue	$245,185	$236,790	4%	$711,777	$687,563	4%

Revenue in our software licenses category increased during the third quarter of fiscal 2008 compared to the same quarter of fiscal 2007 primarily due to increased software license revenue from our Systems and Resource Management segment, which increased $6.1 million, or 63%, over the prior year. Of this increase, $4.9 million was revenue from PlateSpin, which we acquired in March 2008. Software license revenue in our Identity and Access Management products also increased $4.1 million, or 35%, over the prior year period. Revenue from maintenance and subscriptions increased in the third quarter of fiscal 2008 compared to the same quarter of fiscal 2007 primarily due to increased revenue from Linux Platform Products, which increased $7.0 million, or 30%, over the prior year, and increased revenue from our Systems and Resource Management segment, which increased $3.3 million, or 12%, over the prior year. Services revenue decreased, reflecting the impact of realigning our services business to be more efficient and product focused. Foreign currency exchange rate fluctuations favorably impacted revenue by $6.6 million, or 3%, during the third quarter of fiscal 2008, compared to the same period in fiscal 2007. Likewise, foreign currency exchange rate fluctuations favorably impacted revenue in each of our business unit segments by approximately 3% during the third quarter of fiscal 2008, compared to the same period in fiscal 2007.

Revenue in our software licenses category increased during the first nine months of fiscal 2008 compared to the same period of fiscal 2007 primarily due to increased software license revenue from our Systems and Resource Management segment, which increased $10.3 million, or 41%. Of this increase, $7.3 million was PlateSpin revenue. Software license revenue also increased $6.4 million, or 20%, in our Identity and Access Management products over the prior year period. The increase in maintenance and subscriptions revenue during the first nine months of fiscal 2008 compared to the same period of fiscal 2007 was primarily the result of increased revenue from Linux Platform Products, which increased $24.8 million, or 40%. Services revenue decreased as anticipated, reflecting the impact of realigning our services business to be more efficient and product focused. Foreign currency exchange rate fluctuations favorably impacted revenue by $21.6 million, or 3%, during the first nine months of fiscal 2008, compared to the same period in fiscal 2007. Likewise, foreign currency exchange rate fluctuations favorably impacted revenue in each of our business unit segments by approximately 3% during the first nine months of fiscal 2008, compared to the same period in fiscal 2007. Our revenue by business unit segment is detailed below.

Net revenue in the Open Platform Solutions segment was as follows:

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2008	July 31, 2007	Change	July 31, 2008	July 31, 2007	Change
Software licenses	$—	$3	—%	$164	$197	(17)%
Maintenance and subscriptions	32,517	25,020	30%	92,893	67,572	37%
Services	6,367	7,216	(12)%	20,143	19,328	4%

Total net revenue	$38,884	$32,239	21%	$113,200	$87,097	30%

Revenue from our Open Platform Solutions segment increased in the third quarter of fiscal 2008 compared to the same period of fiscal 2007 primarily due to Linux Platform Products, which increased maintenance and subscriptions revenue by $7.0 million, or 30%. Because much of the revenue we invoice is deferred and recognized over time, we consider invoicing, or bookings, to be a key indicator of current sales force performance and future revenue performance. Invoicing for Linux Platform Products in the third quarter of fiscal 2008 was $50.7 million, a 36% increase compared to the third quarter of fiscal 2007.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Revenue from our Open Platform Solutions segment increased in the first nine months of fiscal 2008 compared to the same period of fiscal 2007, primarily due to Linux Platform Products, which increased maintenance and subscriptions revenue by $24.8 million, or 40%. Invoicing for Linux Platform Products in the first nine months of fiscal 2008 was down $34.2 million, or 21% compared to the same period of fiscal 2007. This decrease was primarily due to the high invoicing levels ($73.3 million) in the first quarter of fiscal 2007 that followed the November 2, 2006 signing of the Microsoft agreements. These agreements are discussed in more detail in our fiscal 2007 Annual Report on Form 10-K (See note F, “Microsoft Agreements”).

Net revenue in the Identity and Security Management segment was as follows:

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2008	July 31, 2007	Change	July 31, 2008	July 31, 2007	Change
Software licenses	$16,567	$12,957	28%	$40,571	$35,610	14%
Maintenance and subscriptions	20,306	19,187	6%	59,328	54,986	8%
Services	13,487	19,600	(31)%	43,790	59,362	(26)%

Total net revenue	$50,360	$51,744	(3)%	$143,689	$149,958	(4)%

Revenue from our Identity and Security Management segment decreased in the third quarter of fiscal 2008 compared to the same quarter of fiscal 2007. This decrease resulted primarily from lower services revenue reflecting the impact of realigning our services business as discussed above, partially offset by higher Identity and Access Management product revenue, which increased $6.2 million, or 22%, compared to the third quarter of 2007. Invoicing for Identity and Access Management products increased 16% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

Revenue from our Identity and Security Management segment decreased in the first nine months of fiscal 2008 compared to the same period of fiscal 2007 primarily due to lower services revenue, partially offset by higher Identity and Access Management product revenue of $12.9 million, or 17%. Invoicing for Identity and Access Management products increased 21% in the first nine months of fiscal 2008 compared to the same period of fiscal 2007.

Net revenue in the Systems and Resource Management segment was as follows:

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2008	July 31, 2007	Change	July 31, 2008	July 31, 2007	Change
Software licenses	$15,836	$9,688	63%	$35,187	$24,836	42%
Maintenance and subscriptions	31,544	28,279	12%	90,183	83,766	8%
Services	5,702	7,515	(24)%	17,820	21,364	(17)%

Total net revenue	$53,082	$45,482	17%	$143,190	$129,966	10%

Revenue from our Systems and Resource Management segment increased in the third quarter of fiscal 2008 compared to the same quarter of fiscal 2007 primarily as a result of $8.6 million of total revenue from our recent PlateSpin and Senforce acquisitions. Senforce was acquired in the fourth quarter of fiscal 2007 and PlateSpin was acquired in the second quarter of fiscal 2008. Invoicing for Systems and Resource Management products increased 29% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

Revenue from our Systems and Resource Management segment increased in the first nine months of fiscal 2008 compared to the same period of fiscal 2007 primarily as a result of $13.3 million of total revenue from our recent PlateSpin and Senforce acquisitions. Invoicing for Systems and Resource Management products increased 25% in the first nine months of fiscal 2008 compared to the same period of fiscal 2007.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Net revenue in the Workgroup segment was as follows:

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2008	July 31, 2007	Change	July 31, 2008	July 31, 2007	Change
Software licenses	$21,005	$22,090	(5)%	$62,371	$64,427	(3)%
Maintenance and subscriptions	70,615	70,347	—%	211,883	210,922	—%
Services	11,239	14,888	(25)%	37,444	45,193	(17)%

Total net revenue	$102,859	$107,325	(4)%	$311,698	$320,542	(3)%

Revenue from our Workgroup segment decreased in the third quarter of fiscal 2008 compared to the same quarter of fiscal 2007 primarily from lower services revenue as well as a decrease in combined OES and NetWare-related revenue of $2.4 million, or 4%, partially offset by a $1.6 million, or 6%, increase in Collaboration revenue. Invoicing for the combined OES and NetWare-related products was relatively flat in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Product invoicing for the Workgroup segment increased 4% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

Revenue from our Workgroup segment decreased in the first nine months of fiscal 2008 compared to the same period of fiscal 2007 primarily from lower services revenue as well as a decrease in combined OES and NetWare-related revenue of $5.5 million, or 3%, partially offset by a $6.1 million, or 8%, increase in Collaboration revenue. Invoicing for the combined OES and NetWare-related products increased 2% in the first nine months of fiscal 2008 compared to the same period of fiscal 2007. Product invoicing for the Workgroup segment increased 4% in the first nine months of fiscal 2008 compared to the same period of fiscal 2007 after excluding the $108 million of invoicing in the first quarter of 2007 that followed the November 2, 2006 signing of the Microsoft agreements.

Deferred revenue

We have total deferred revenue of $725.6 million as of July 31, 2008 compared to $733.9 million and $767.7 million at July 31, 2007 and October 31, 2007, respectively. Deferred revenue represents revenue that is expected to be recognized in future periods under maintenance contracts and subscriptions that are recognized ratably over the related contract periods, typically one to three years. The decrease in total deferred revenue of $42.1 million compared to October 31, 2007 is primarily attributable to the recognition of Microsoft-related deferred revenue.

Gross profit

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2008	July 31, 2007	Change	July 31, 2008	July 31, 2007	Change
Software licenses gross profit	$47,864	$39,945	20%	$125,290	$111,790	12%
percentage of related revenue	90%	89%		91%	89%
Maintenance and subscriptions gross profit	$141,034	$129,649	9%	$416,053	$381,137	9%
percentage of related revenue	91%	91%		92%	91%
Services gross profit	$(3,883)	$673	(676)%	$(9,343)	$(904)	(934)%
percentage of related revenue	(11)%	1%		(8)%	(1)%
Total gross profit	$185,015	$170,267	9%	$532,000	$492,023	8%
percentage of revenue	75%	72%		75%	72%

Higher gross profit and gross profit percentage of revenue for the third quarter and first nine months of fiscal 2008 compared to the same periods of fiscal 2007 reflected the benefits of our prior restructuring actions, other cost reduction initiatives and favorable foreign currency exchange rate fluctuations. Our overall gross profit improvement also reflected the benefits of realigning our services business to be more efficient and product focused resulting in a change in revenue mix from negative margin services revenue to higher-margin product revenue as discussed above. Our services offerings are focused on supporting product sales, not generating stand-alone revenue or profits, in line with our strategic initiatives. Foreign currency exchange rate fluctuations during the third quarter of fiscal 2008, compared to the same quarter of fiscal 2007, favorably impacted gross profit by $4.9 million. Foreign currency exchange rate fluctuations during the first nine months of fiscal 2008, compared to the same period of fiscal 2007, favorably impacted gross profit by $15.7 million.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Gross profit by business unit segment was as follows:

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2008	July 31, 2007	Change	July 31, 2008	July 31, 2007	Change
Open Platform Solutions	$28,601	$21,745	32%	$80,812	$57,977	39%
percentage of related revenue	74%	67%		71%	67%
Identity and Security Management	$31,153	$26,571	17%	$83,011	$74,951	11%
percentage of related revenue	62%	51%		58%	50%
Systems and Resource Management	$43,877	$37,081	18%	$118,519	$105,265	13%
percentage of related revenue	83%	82%		83%	81%
Workgroup	$85,449	$87,487	(2)%	$258,417	$260,988	(1)%
percentage of related revenue	83%	82%		83%	81%
Common unallocated operating costs	$(4,065)	$(2,617)	(55)%	$(8,759)	$(7,158)	(22)%
Total gross profit	$185,015	$170,267	9%	$532,000	$492,023	8%
percentage of revenue	75%	72%		75%	72%

In all business unit segments except Workgroup, product-related gross profit increased in both dollar and percentage terms, while services-related gross profit decreased in both dollar and percentage terms in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Workgroup product-related gross profit remained relatively flat in dollar terms, but increased slightly as a percentage of revenue due to cost containment efforts, while services-related gross profit decreased in both dollar and percentage terms in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The decrease in services gross profit is in line with our strategic initiatives, as our services offerings are focused on supporting product sales, not generating stand-alone revenue or profits.

In all business unit segments except Workgroup, product-related gross profit increased in both dollar and percentage terms, while services-related gross profit decreased in both dollar and percentage terms in the first nine months of fiscal 2008 compared to the same period of fiscal 2007. Workgroup product-related gross profit remained relatively flat in dollar terms, but increased slightly as a percentage of revenue due to cost containment efforts, while services-related gross profit decreased in both dollar and percentage terms in the first nine months of fiscal 2008 compared to the same period of fiscal 2007. The decrease in services gross profit is in line with our strategic initiatives, as our services offerings are focused on supporting product sales, not generating stand-alone revenue or profits.

Operating expenses

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2008	July 31, 2007	Change	July 31, 2008	July 31, 2007	Change
Sales and marketing	$94,213	$84,176	12%	$272,894	$262,450	4%
percentage of revenue	38%	36%		38%	38%
Product development	$51,759	$54,207	(5)%	$145,846	$153,236	(5)%
percentage of revenue	21%	23%		20%	22%
General and administrative	$27,691	$32,124	(14)%	$84,301	$97,072	(13)%
percentage of revenue	11%	14%		12%	14%
Restructuring expenses	$6,570	$6,024	9%	$11,329	$17,891	(37)%
percentage of revenue	3%	3%		2%	3%
Impairment of intangible assets	$—	$3,851	—%	$—	$3,851	—%
percentage of revenue	—%	2%		—%	1%
Loss on sale of subsidiaries	$3,811	$—	—%	$3,811	$—	—%
percentage of revenue	2%	—%		1%	—%
Purchased in-process research and development	$—	$—	—%	$2,700	$—	—%
percentage of revenue	—%	—%		—%	—%
Total operating expenses	$184,044	$180,382	2%	$520,881	$534,500	(3)%
percentage of revenue	75%	76%		73%	78%

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Sales and marketing expenses increased in the third quarter of fiscal 2008 compared to the same period of fiscal 2007 primarily from $5.1 million and $0.4 million of sales and marketing expenses from PlateSpin and SiteScape, respectively, both of which were acquired during the second quarter of fiscal 2008, and an additional $3.7 million of unfavorable foreign currency exchange rate fluctuations. Sales and marketing headcount was lower by 31 employees, or 3%, at the end of the third quarter of fiscal 2008 compared to the same period in fiscal 2007.

Sales and marketing expenses increased in the first nine months of fiscal 2008 compared to the same period of fiscal 2007 primarily from $11.1 million of unfavorable foreign currency exchange rate fluctuations and an additional $6.9 million and $0.8 million of sales and marketing expenses from PlateSpin and SiteScape, respectively, partially offset by lower headcount and other cost reductions reflecting the benefits of our strategic sales initiatives.

Product development expenses in the third quarter of fiscal 2008 decreased compared to the same period of fiscal 2007 primarily due to our strategic initiative of integrating our product development approach and balancing between on and offshore development locations. Product development headcount decreased by 102 employees, or 7%, at the end of the third quarter of fiscal 2008 compared to the same period of fiscal 2007. These expense decreases were offset by an additional $2.5 million of expense related to PlateSpin, as well as $1.2 million of unfavorable foreign currency exchange rate fluctuations.

Product development expenses in the first nine months of fiscal 2008 decreased compared to the same period of fiscal 2007 primarily due to our strategic initiative described above, offset by an additional $3.3 million of expense related to PlateSpin, as well as $4.4 million of unfavorable foreign currency exchange rate fluctuations.

General and administrative expenses decreased in the third quarter of fiscal 2008 compared to the same period of fiscal 2007 primarily reflecting the completion of our historical stock-based compensation review in the third quarter of fiscal 2007, which added $3.5 million of expenses in the third quarter of fiscal 2007. General and administrative headcount was lower by 22 employees, or 4%, at the end of the third quarter of fiscal 2008 compared to the same period in fiscal 2007. These decreases were partially offset by $1.1 million of general and administrative expenses related to PlateSpin.

General and administrative expenses decreased in the first nine months of fiscal 2008 compared to the same period of fiscal 2007 primarily reflecting the completion of our historical stock-based compensation review in the third quarter of fiscal 2007, which added $15.7 million of expenses in the first nine months of 2007. This decrease was partially offset by $1.6 million of general and administrative expenses related to PlateSpin.

During the first nine months of fiscal 2008, we recorded net restructuring expenses of $11.3 million. This was comprised of $13.4 million in additional restructuring charges partially offset by $2.1 million in reductions of accruals for restructuring activities recorded in prior periods.

The restructuring actions undertaken during the third quarter of fiscal 2008 are a continuation of the restructuring plan that we began during the fourth quarter of fiscal 2006. We expect total restructuring charges for fiscal 2008 to be at the high end of our previously announced range of $15 million to $25 million. The restructuring plan is related to our strategy to implement a comprehensive transformation of our business and to achieve competitive operating margins. This strategy currently has four main initiatives: 1) improving our sales model and sales staff specialization; 2) integrating our product development approach and balancing between on and offshore development locations; 3) improving our administrative and support functions; and 4) transforming our services business to be more efficient and product focused. Specific actions taken during the first nine months of fiscal 2008 included reducing our workforce by 107 employees, comprised of: 32 general and administrative employees, 26 sales and marketing employees, 23 technical support employees, 19 consulting employees, and 7 product development employees. At July 31, 2008, our total headcount was approximately 4,100. We also vacated several facilities and terminated a service provider contract.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

During the third quarter of fiscal 2007, as part of our periodic review of intangible assets, we determined that e-Security’s financial performance declined significantly and that its estimated future undiscounted direct cash flows would not be sufficient to cover the carrying value of its intangible assets. We used discounted cash flow models to estimate the value of e-Security’s intangible assets and determined that $2.5 million, $1.3 million, and $0.1 million of e-Security’s developed technology, customer relationship and trade name intangible assets, respectively, had become impaired. These intangible assets were written down and the related charges were recorded as a component of operating expenses in the consolidated statements of operations during the third quarter of fiscal 2007. The entire $3.9 million impairment charge related to the Identity and Security Management business unit segment.

The loss on sale of subsidiaries resulted from the divestitures of Mexico and Argentina as discussed above in the Divestitures section.

Purchased in-process research and development of $2.7 million during the first nine months of fiscal 2008 was related to the PlateSpin acquisition. At the acquisition date, PlateSpin was developing the next releases of its three major products. These releases had not yet reached technological feasibility at the time of the acquisition. The purchased in-process research and development did not have any alternative future use and did not otherwise qualify for capitalization. As a result, this amount was expensed upon acquisition.

Foreign currency exchange rate fluctuations during the third quarter of fiscal 2008, compared to the same period in fiscal 2007, favorably impacted revenue by $6.6 million, unfavorably impacted operating expenses by $7.2 million and unfavorably impacted income from operations by $0.6 million. Foreign currency exchange rate fluctuations during the first nine months of fiscal 2008, compared to the same period in fiscal 2007, favorably impacted revenue by $21.6 million, unfavorably impacted operating expenses by $23.2 million and unfavorably impacted income from operations by $1.6 million.

Other income (expense)

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2008	July 31, 2007	Change	July 31, 2008	July 31, 2007	Change
Investment income	$11,667	$21,611	(46)%	$59,444	$62,969	(6)%
percentage of revenue	5%	9%		8%	9%
Other-than-temporary impairments on long-term investments	$(14,738)	$—	—%	$(14,738)	$—	—%
percentage of revenue	(6)%	—%		(2)%	—%
Gain on sale of venture capital funds	$—	$—	—%	$—	$3,591	—%
percentage of revenue	—%	—%		—%	1%
Interest expense and other, net	$(5,705)	$(6,158)	7%	$(18,474)	$(19,314)	4%
percentage of revenue	(2)%	(3)%		(3)%	(3)%
Total other (expense) income, net	$(8,776)	$15,453	(157)%	$26,232	$47,246	(44)%
percentage of revenue	(4)%	7%		4%	7%

Investment income includes income from short-term and long-term investments. Investment income for the third quarter and first nine months of fiscal 2008 decreased compared to the same periods of fiscal 2007 due primarily to a decrease in cash, cash equivalents and short-term investments as a result of the PlateSpin acquisition, Debenture and common stock repurchases and lower interest rates. During the first quarter of fiscal 2007, we sold the final portion of our venture capital funds, resulting in a gain of $3.6 million.

In the third quarter of 2008, we recorded an other-than-temporary impairment charge of $14.7 million related to our auction-rate securities (“ARSs”). For further information, see the “Liquidity and Capital Resources” section below.

Income tax expense on income (loss) from continuing operations

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2008	July 31, 2007	Change	July 31, 2008	July 31, 2007	Change
Income tax expense	$7,320	$8,970	(18)%	$31,926	$21,882	46%
Effective tax rate	(94)%	168%		85%	459%

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the third quarter and first nine months of fiscal 2008, we provided for income tax expense on continuing operations of $7.3 million and $31.9 million, respectively. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items). Due to the utilization of a significant amount of our net operating loss carryforwards in previous years, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), in fiscal 2006, we elected to follow the tax ordering laws to determine the sequence in which deductions, net operating loss carryforwards, and tax credits are utilized. Accordingly, during the third quarter of fiscal 2008 a tax adjustment of $7.2 million was debited to additional paid-in capital reflecting a $4.8 million reduction in current year utilization of previously reserved tax credits combined with $2.4 million adjustment for prior year tax filings. During the first nine months of fiscal 2008, a tax benefit of $16.8 million was credited to additional paid-in capital relating to stock options for current year exercises and utilization of previously reserved net operating losses and tax credits. During the first nine months of fiscal 2008, a tax benefit relating to the utilization of previously reserved acquired net operating losses of $5.0 million was credited to goodwill.

The effective tax rate for the third quarter and first nine months of fiscal 2008 differs from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, and differences between the book and tax treatment of certain income items on which a valuation allowance has been recorded. The effective tax rate on continuing operations for the third quarter of fiscal 2008 was (94)% compared to an effective tax rate of 168% for the same period in fiscal 2007. The effective tax rate on continuing operations for the first nine months of fiscal 2008 was 85% compared to an effective tax rate of 459% for the same period in fiscal 2007. The effective tax rate for the third quarter and first nine months of fiscal 2008 differs from the effective tax rate for the same periods of fiscal 2007 because, even though we had losses from continuing operations in the third quarter and first nine months of fiscal 2007, we had income tax expense resulting primarily from the use of previously reserved U.S. net operating loss carryovers.

In accordance with determinations made pursuant to the applicable accounting standards, we continue to believe that it is more likely than not that most of our remaining U.S. net deferred tax assets will not be realized based on all available evidence. As a result, we have provided a valuation allowance on those U.S. net deferred tax assets. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in capital. It is reasonably possible that we could reduce a significant amount of our valuation allowance in the near-term.

Prior to fiscal 2008, we evaluated our tax reserves under SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 5 required us to accrue for losses we believed were probable and could be reasonably estimated. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The adoption of FIN 48 resulted in a $1.4 million non-cash adjustment to increase our reserves for unrecognized tax benefits and a reduction to beginning retained earnings. Our policy for interest and penalties related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Interest and penalties on tax reserves continue to be classified as income tax expense in our consolidated statements of operations.

As of November 1, 2007, we had reserves for unrecognized tax benefits totaling $62.2 million, including the $1.4 million effect of adopting FIN 48, and related accrued interest of $7.1 million, of which $42.8 million would favorably impact our effective tax rate if recognized. As of July 31, 2008, we had reserves for unrecognized tax benefits totaling $62.0 million including related accrued interest of $7.2 million, of which $45.4 million would favorably impact the effective tax rate if recognized. The $0.2 million decrease in reserves for unrecognized tax benefits during the year relates primarily to benefits recognized as a result of the lapse of statutes of limitations and settlements with tax authorities, partially offset by increases for unrecognized tax benefits originating during the year.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

The $45.4 million is recorded in other long-term liabilities on our consolidated balance sheet. The difference between the total unrecognized tax benefits and those affecting the effective tax rate is due to certain unrecognized tax benefits that would have a full valuation allowance if recognized. As of July 31, 2008, we believe it is reasonably possible that $2.7 million of unrecognized tax benefits will decrease within the next 12 months as the result of statute of limitations expiring in various jurisdictions. We do not believe that the favorable $2.7 million decrease in unrecognized tax benefits would significantly impact the effective tax rate in any one period.

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

Net income (loss) components

	Three months ended		Nine months ended
(In thousands)	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
(Loss ) income from continuing operations	$(15,125)	$(3,632)	$5,425	$(17,113)
(Loss) income from discontinued operations, net of tax	—	(47)	2,121	(9,399)

Net (loss) income	$(15,125)	$(3,679)	$7,546	$(26,512)

Discontinued operations relates to the January 2008 disposition of CTP Switzerland and the March 2007 sale of Salmon, discussed in the Divestitures section, above.

Liquidity and Capital Resources

The balance in cash, cash equivalents, and short-term investments and the balance as a percent of total assets are as follows:

(Dollars in thousands)	July 31, 2008	October 31, 2007	Change
Cash, cash equivalents, and short-term investments	$1,364,552	$1,857,637	(27)%
Percent of total assets	51%	65%

An overview of the significant cash flow activities for the first nine months of fiscal 2008 and 2007 is as follows:

	Nine months ended
(in thousands)	July 31, 2008	July 31, 2007
Net cash (used in) provided by operating activities	$(13,858)	$343,688
Issuance of common stock, net	7,646	14,370
Debenture repurchases	(142,457)	—
Common stock repurchases/retirements	(44,663)	—
Purchases of property, plant and equipment	(28,523)	(17,479)
Proceeds from sale of venture capital funds	—	4,964
Net cash paid for acquisitions	(219,553)	(9,727)
Net cash (distributions) proceeds from sale of subsidiaries	(7,336)	2,749
Purchases of intangible assets	(6,000)	(1,175)
Cash restricted due to litigation	(52,410)	—

Cash used in operating activities during the first nine months of fiscal 2008 of $13.9 million resulted primarily from the payout of amounts that were accrued as of October 31, 2007, including the fiscal 2007 annual bonus and restructuring expenses. Cash used in operating activities during the first nine months of fiscal 2008 also included the final $13.9 million of special interest payments required under the consent solicitation for the Convertible Debentures (“Debentures”), discussed further below. Cash flow from operations is expected to be positive for the full 2008 fiscal year.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources (Continued)

Cash provided by operating activities during the first nine months of fiscal 2007 included the receipt of $355.6 million in cash in connection with the November 2006 Microsoft agreements.

As of July 31, 2008, we had cash, cash equivalents, and short-term investments of approximately $422.2 million held in accounts outside the United States. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. To achieve potentially higher returns, a portion of our investment portfolio is invested in equity securities and mutual funds, which are subject to market risk. As of July 31, 2008, $7.1 million of our short-term investments are invested in equity securities designated for deferred compensation payments, which are paid out as requested by participants in the Novell, Inc. Deferred Compensation Plan. As of July 31, 2008, our short-term investment portfolio includes gross unrealized gains and losses of $3.7 million and $2.2 million, respectively. We monitor our investments and record losses to our consolidated statements of operations when a decline in the investment’s market value is determined to be other-than-temporary.

At July 31, 2008 and October 31, 2007, we held eight ARSs that are classified as long-term investments on our consolidated balance sheets. We estimated the fair value of these ARSs using a discounted cash flow analysis that considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of the future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) consideration of the time horizon that the market value of each security could return to its cost. We estimated that the fair market value of these securities at July 31, 2008 and October 31, 2007 was $25.1 million and $37.3 million, respectively.

In the third quarter of fiscal 2008, we recorded an other-than-temporary impairment charge of $14.7 million based on our assessment that it is likely that the fair value of the ARSs will not fully recover in the foreseeable future, given a combination of factors, including the duration, severity and continuing declining trend of the fair value of these securities as well as a deterioration in some of the securities’ credit ratings. In connection with the other-than-temporary impairment charge, we reversed all of the $9.5 million of temporary impairment charges pertaining to these securities that had been recorded in the “Accumulated other comprehensive income” line item in our consolidated balance sheets in prior periods.

The fair value of the ARSs could change significantly in the future and we may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods.

During the first quarter of fiscal 2008, our holdings in an enhanced liquidity fund were frozen due to liquidity issues. We believe that the underlying securities are not impaired if held to maturity. As the underlying securities mature, the fund manager is distributing the cash on a pro rata basis to the fund’s shareholders. During the third quarter and first nine months of fiscal 2008, we received $7.2 million and $51.3 million in fund distributions, respectively. As of July 31, 2008, the balance of this investment is $26.0 million. As of July 31, 2008, we anticipate that $21.5 million of this balance will be distributed during the next twelve months. The remaining $4.5 million is anticipated to be distributed more than one year after July 31, 2008, and is classified as a long-term investment on our consolidated balance sheets. At present, the fund’s cash is being distributed faster than originally scheduled. The fund continues to accrue interest income and, as there are no other-than-temporary impairment or valuation issues with these securities, no impairment charges were recorded.

Based on our ability to access our cash, cash equivalents, and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity on the enhanced liquidity fund and our ARSs will affect our ability to operate our business as usual.

In relation to the appeal we filed in the Amer Jneid legal matter, we were required by the court in the first quarter of fiscal 2008 to post a $51.5 million bond (See note L, “Legal Proceedings”). The amount of the bond was determined by statutory regulations and has no connection to the amount we believe may ultimately be paid in this matter. The bond is held in an interest-bearing account in our name, but is restricted and classified as such on our consolidated balance sheets. The restriction will continue until the resolution of this legal matter. Since the posting of the bond near the end of the first quarter of fiscal 2008, the bond earned $0.9 million of interest, increasing restricted cash to $52.4 million.

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

Under the terms of the consent solicitation that was entered into as of November 9, 2006 related to the Debentures, we were required to make special interest payments of $44.0 million over three periods. During the first nine months of fiscal 2008, we made total cash payments for interest of $16.8 million, of which $13.9 million was for the final special interest payment. During the third quarter and first nine months of fiscal 2008, we incurred interest expense, including the amortization of deferred financing costs, related to the Debentures of $4.2 million and $15.3 million, respectively.

During the second quarter of fiscal 2008, we received authorization from our Board of Directors to repurchase, from time to time, up to $600 million face value of the Debentures in such quantities, at such prices, and in such manner as may be directed by our management. During the third quarter of fiscal 2008, we purchased and retired $28.0 million face value of the Debentures for total cash consideration of $26.9 million, including less than $0.1 million of accrued interest. During the first nine months of fiscal 2008, we purchased and retired $148.6 million face value of the Debentures for total cash consideration of $142.5 million, including $0.2 million of accrued interest. The portions of the unamortized debt issuance costs and prepaid interest related to the bonds that were repurchased were written off, resulting in a $0.1 million gain during the third quarter of fiscal 2008 and a $0.5 million gain during the first nine months of fiscal 2008. This gain is shown as a component of the line item, “Interest expense and other, net” in our consolidated statements of operations.

On May 13, 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. As of July 31, 2008, 7,477,300 shares of common stock have been repurchased and retired under this program at an average price of $5.97 per share. The total amount paid for the repurchase of our common stock was $44.7 million, leaving $55.3 million remaining to be repurchased under the current Board authorization.

There have been no significant changes to our contractual obligations as disclosed in our fiscal 2007 Annual Report on Form 10-K.

Our principal sources of liquidity continue to be from operating activities, cash on hand, and short-term investments. At July 31, 2008, our principal unused sources of liquidity consisted of cash and cash equivalents of $973.8 million and short-term investments of $390.7 million. Our liquidity needs for the next twelve months and beyond are principally for financing of fixed assets, repurchases of common stock under our share repurchase plan, payments under our restructuring plans, product development investments, maintaining flexibility in a dynamic and competitive operating environment, including pursuing potential acquisition and investment opportunities, interest payments on the Debentures, any repurchases we may make of the Debentures, and the possible redemption of our Debentures, which the holders can first require us to repurchase on July 15, 2009. As a result, the outstanding balance of the Debentures and related deferred financing costs have been classified as a current liability and asset, respectively.

We anticipate being able to fund our current operating activities, potential future acquisitions, further integration restructuring, additional merger-related costs, any repurchases of Debentures or our common stock, and planned capital expenditures for the next twelve months with existing cash, cash equivalents, and short-term investments together with cash generated from operating activities and investment income. We believe that borrowings under our credit facilities or offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and are dependent on market conditions at such time. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions.

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

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Previously, accounting rules required different measurement attributes for different assets and liabilities that created artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (our fiscal 2009), though early adoption is permitted. The adoption of this standard is optional. Since we do not currently have complex hedge accounting requirements, there is little incentive to elect the fair value option on any of our applicable financial assets or liabilities. Therefore, we do not currently plan on utilizing the fair value option as outlined in SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including loss contingencies such as litigation, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 (our fiscal 2010). For acquisitions that close after November 1, 2009 or for any acquisition-related tax adjustments that occur after November 1, 2009, this pronouncement will impact our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years and fiscal quarters beginning on or after December 15, 2008 (our fiscal 2010). The impact of this pronouncement on our financial position and results of operations is anticipated to be immaterial.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities, in particular: 1) how and why derivative instruments are utilized; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our second quarter of fiscal 2009), with early adoption encouraged. As this pronouncement is only disclosure-related it will not have an impact on our financial position and results of operations. However, this pronouncement will require increased disclosures around our use of foreign exchange forward contracts, which is our only use of derivative instruments.

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

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the guidance in FASB Statement No. 142, “Goodwill and Other Intangible Assets”, for estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Recent Accounting Pronouncements (Continued)

intangible asset. In estimating the useful life of a recognized intangible asset, FSP No. 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2010), and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets. For intangible assets acquired after November 1, 2009, this pronouncement may impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of our foreign currency exchange risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at July 31, 2008.

Interest Rate Risk

The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our strategy is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have other characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximately $3.0 million decrease (less than 1.0%) in the fair value of our available-for-sale securities.

Market Risk

We have experienced some market risk and liquidity issues related to some of our investment funds. See the liquidity and capital resources section in Management’s Discussion and Analysis for more detail on these investments. We hold available-for-sale equity securities in our short-term investment portfolio. As of July 31, 2008, the gross unrealized loss before tax effect on the short-term public equity securities totaled $0.8 million. A reduction in prices of 10% of these short-term equity securities would result in an approximately $0.7 million decrease (less than 0.2%) in the fair value of our short-term investments.

As a result of the failure of the auctions for our ARSs, and the ensuing duration, severity and continuing decline of the fair value of these securities, we recorded an other-than-temporary impairment charge of $14.7 million on our ARSs during the third quarter of fiscal 2008. We estimate that these securities have a fair value of $25.1 million at July 31, 2008. If the issuers are unable to successfully close future auctions and their credit ratings significantly deteriorate, we may be required to further adjust the carrying value of these investments and recognize additional other-than-temporary declines in fair value. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity on these investments will affect our ability to operate our business as usual.

Foreign Currency Risk

We use derivatives to hedge those net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the United States, impact our consolidated statements of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in our consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we do not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $6.7 million. This number represents the exposure related to balance sheet re-

NOVELL, INC.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK – (Continued)

Item 3. Quantitative and Qualitative Disclosures about Market Risk (Continued)

measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar. If the U.S. dollar were to strengthen 10%, it is anticipated that the impact to revenue would be approximately 2% to 3%, and we would anticipate a comparable movement in the opposite direction for expenses. This assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. denominated revenue does not change from current levels.

We do not currently hedge currency risk related to revenues or expenses denominated in foreign currencies. Foreign currency exchange rate fluctuations during the third quarter of fiscal 2008, compared to the same period in fiscal 2007, favorably impacted revenue by $6.6 million, unfavorably impacted operating expenses by $7.2 million and unfavorably impacted income from operations by $0.6 million. Foreign currency exchange rate fluctuations during the first nine months of fiscal 2008, compared to the same period in fiscal 2007, favorably impacted revenue by $21.6 million, unfavorably impacted operating expenses by $23.2 million and unfavorably impacted income from operations by $1.6 million.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position at July 31, 2008. Actual results may differ materially.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases of shares of Novell common stock made by us during the third quarter of fiscal 2008 for our share repurchase plan and for our stock-based compensation plans.

(In thousands, except per share amounts) Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
May 1, 2008 through May 31, 2008	24	$6.36	—	$100,000
June 1, 2008 through June 30, 2008	2,653	6.24	2,450	84,695
July 1, 2008 through July 31, 2008	5,028	5.84	5,027	55,337

Total	7,705	$5.98	7,477	55,337

The total number of shares purchased includes shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units, restricted stock rights, and stock issued under a stock-based deferred compensation plan totaling 227,842 shares in the months of May, June and July of fiscal 2008.

On May 13, 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. As of July 31, 2008, 7,477,300 shares of common stock have been repurchased and retired under this program at an average price of $5.97 per share. The total amount paid for the repurchase of our common stock was $44.7 million, leaving $55.3 million remaining to be repurchased under the current Board authorization.

Item  6. Exhibits

The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

NOVELL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)

Date: September 8, 2008	By:	/s/ DANA C. RUSSELL
Dana C. Russell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

NOVELL, INC.

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1*	Amended Novell, Inc. 2000 Stock Plan

10.2*	Non-Employee Director Remuneration and Expense Reimbursement Summary

10.3*	Stock Option Amendment Agreement with Dana C. Russell

10.4*	Stock Option Amendment Agreement with Susan Heystee

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	18 U.S.C. Section 1350 Certification

32.2	18 U.S.C. Section 1350 Certification

* Indicates management contracts or compensatory plans.