Form 10-K
period 2008-10-31
NOVELL INC
filed 2008-12-23
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act)

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of April 30, 2008 (based on the last reported sales price of the common stock on the NASDAQ Global Select Market on such date) was $1,686,613,716. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded because such persons are deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

As of November 28, 2008 there were 343,449,068 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

NOVELL, INC.

i

NOVELL, INC.

FORM 10-K

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify forward-looking statements, although not all such statements contain these identifying words. These forward-looking statements are based upon information that is currently available to us and/or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by law, or undertaking to update or revise any forward-looking statements contained or incorporated by reference herein to reflect any change of expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, some of which may be similar to those of other companies of similar size in our industry, including pre-tax losses, rapid technological changes, competition, limited number of suppliers, customer concentration, failure to successfully integrate acquisitions, adverse government regulations, failure to manage international activities, and loss of key individuals. Risks that may affect our operating results include, but are not limited to, those discussed in Part I Item 1A, titled “Risk Factors.” Readers should carefully review the risk factors described in this document and in other documents that we file from time to time with the Securities and Exchange Commission.

PART I

Item 1.  Business

The Company

Through our infrastructure software and ecosystem of business partnerships, we harmoniously integrate mixed information technology (“IT”) environments, allowing people and technology to work as one. We deliver an interoperable Linux platform and a portfolio of integrated IT management software that helps customers worldwide reduce cost, complexity and risk. With our 25 years of experience and our vision of interoperability and flexibility, we deliver powerful, next-generation business infrastructures that enable our customers to either become or stay competitive.

We were incorporated in the State of Delaware on January 25, 1983 and have established a reputation for innovation and industry leadership. We currently have approximately 4,000 employees in 57 offices worldwide.

Our business unit segments are Open Platform Solutions, Identity and Security Management, Systems and Resource Management, and Workgroup. They are described below in more detail.

Open Platform Solutions. We deliver Linux solutions for the enterprise. The SUSE® Linux Enterprise platform underpins all of our products. SUSE Linux Enterprise is a leading distribution system that focuses considerable effort on interoperability and virtualization within both open source and proprietary systems and provides ease in usability and management. Our primary Open Platform Solutions offerings are:

Linux Platform Products:

•

SUSE Linux Enterprise Server (“SLES”) is an enterprise-class, open source server operating system for professional deployment in heterogeneous (open source and proprietary) IT environments of all sizes and sectors. This operating system integrates all server-related services relevant to Linux, including integrated virtualization, and constitutes a stable and secure platform for the cost-efficient operation of IT environments.

•

SUSE Linux Enterprise Desktop is a business desktop product that brings together the Linux operating environment with a complete set of business applications. Included among the more significant business applications are OpenOffice.org (an office productivity suite), Mozilla’s Firefox browser, and Novell Evolution™, a collaboration tool for Linux.

NOVELL, INC.

BUSINESS (Continued)

The Company (Continued)

Other Open Platform Products:

•

openSUSE® is a reliable and secure home computing product, which includes an easy-to-install Linux operating system that lets users browse the Web, send e-mail, chat with friends, organize digital photos, play movies and songs, and create documents and spreadsheets. It also allows users to host a website or blog, create a home network, and develop their own applications.

•	SUSE Engineering is specialized product development work we perform for customers.

Identity and Security Management. Our identity, security, and access management solutions help customers integrate, secure, and manage IT assets as well as reduce complexity and ensure compliance. Adding this intelligence to every part of a customer’s IT environment makes their systems more agile and secure. Our solutions leverage automated, centrally-managed policies to support the enterprise. Our primary Identity and Security Management offerings are:

Identity and Access Management products:

•

Identity Manager is a powerful data-sharing and synchronization solution, often referred to as a meta-directory solution, which automatically distributes new and updated information across every designated application and directory on a network. This is designed to ensure that trusted customers, partners, and suppliers are accessing consistent information.

•

Access Manager ™ helps customers maximize access without limiting security or control. It simplifies and safeguards online asset-sharing, allowing customers to control access to web-based and traditional business applications. Trusted users gain secure authentication and access to portals, web-based content, and enterprise applications, while IT administrators gain centralized policy-based management of authentication and access privileges for web-based environments and enterprise applications. Access Manager supports a broad range of platforms and directory services.

•

SecureLogin is a directory-integrated authentication solution that delivers reliable, single sign-on access across multi-platform networks, simplifying password management by eliminating the need for users to remember more than one password.

•

Sentinel ™ automates the monitoring of IT effectiveness allowing users to detect and resolve threats in real-time. Sentinel also provides documented evidence needed by some users to comply with regulatory and industry compliance requirements.

Other Identity and Security Management products:

•

Novell® eDirectory ™ is a full-service, platform-independent directory that significantly simplifies the complexities of managing users and resources in a mixed Linux, NetWare®, UNIX, and Windows environment. It is a secure, scalable directory service that allows organizations to centrally store and manage information across all networks and operating systems and leverage existing IT investments.

•

Compliance Management Platform is an integrated identity solution which provides “out of the box” compliance assurance through real-time automation and validation. Uniquely, it enforces business policies and offers wizards to simplify deployment and configuration. Compliance Management Platform is comprised of Identity Manager, Access Manager and Sentinel.

Systems and Resource Management. With our systems and resource management solutions, customers can define business and IT policies to automate the management of multiple IT resources, including the emerging challenge of managing virtual environments. As a result, customers are able to reduce IT effort, control IT costs, and reduce IT skill requirements to fully manage and leverage their IT investment. In addition to our existing Systems and Resource Management offerings under the ZENworks® brand, during the second quarter of fiscal 2008, we acquired PlateSpin ULC, formerly PlateSpin Ltd. (“PlateSpin”), which resulted in additional products to this business unit segment.

NOVELL, INC.

BUSINESS (Continued)

The Company (Continued)

ZENworks management products protect the integrity of networks by centralizing, automating, and simplifying every aspect of network management, from distributing vital information across the enterprise to maintaining consistent policies on desktops, servers, and devices on Linux, NetWare, and Windows environments. Systems and Resource Management products include:

•

ZENworks Suite provides an automated way to manage complex platforms and system environments. By automatically applying and enforcing business policies, ZENworks manages IT resources based on user and device identities.

•

ZENworks Patch Management provides rapid patch management, allowing users to proactively manage threats by automating the collection, analysis, and policy-based delivery of patches throughout the enterprise.

•

ZENworks Asset Management inventories and manages license compliance across the network. It also offers visibility into both desktop application and server-side application usage trends. ZENworks Asset Management can quickly generate reports showing which products and types of software are being used most and which are not being used at all.

•	ZENworks Linux Management centralizes control across Linux software configurations, from servers to workstations.

•

ZENworks Configuration Management features a unique policy-based approach to automate software setup, updates, healing, and migration for desktop computers. Through policy-based automation of IT processes, IT skill requirements and efforts are reduced, optimizing the value of IT assets to control costs. It automatically does the work of the administrator.

•

ZENworks Endpoint Security Management allows administrators to protect corporate data and assets both inside and outside the corporate security perimeter. With patent-pending, location-aware technology, ZENworks Endpoint Security Management enforces endpoint security via centrally managed policies providing a desired security profile based on where and how the device accesses the network.

•	PlateSpin® Orchestrate allows administrators to manage physical and virtual resources in heterogeneous IT environments.

•

PlateSpin Protect empowers enterprises to protect whole server workloads – operating system, applications, and data – and rapidly recover them using virtualization. Workloads protected on virtual machines offer one-click failover and extremely fast recovery times.

•

PlateSpin Migrate is a powerful workload portability and migration software product that remotely decouples workloads from their underlying server hardware. PlateSpin Migrate copies and moves workloads over the network between physical servers, virtual hosts and image archives, across the broadest range of operating systems and physical hardware.

•

PlateSpin Recon allows server workloads to be streamed between physical servers, blade infrastructures, virtual machines, and image archives over the network. PlateSpin’s workload portability technology decouples data, applications, and operating systems from servers, re-configures and optimizes resources, and automatically streams workloads to an identified physical or virtual platform.

•

PlateSpin Forge® is a consolidated recovery hardware appliance that protects both physical and virtual server workloads using embedded virtualization technology. In the event of a production server outage or disaster, workloads can be rapidly activated in the PlateSpin Forge recovery environment and can continue to run as normal until the production environment is restored. The PlateSpin Forge appliance ships with prepackaged storage, consolidated recovery software, and virtualization technology that is ready to go out-of-the-box.

NOVELL, INC.

BUSINESS (Continued)

The Company (Continued)

Workgroup. We provide comprehensive and adaptable workgroup solutions that provide all the infrastructure, services, and tools customers require to effectively and securely collaborate across a myriad of devices. We offer the security, reliability, and manageability our customers’ employees need to efficiently get their jobs done at lower cost. Our primary Workgroup products are:

Open Enterprise Server (“OES”) and NetWare-related products:

•

OES is a secure, highly available suite of services that provides proven networking, communication, collaboration, and application services in an open, easy-to-deploy environment. OES provides customers the choice of deploying on either NetWare or SLES and provides common management tools, identity-based services, and our support.

•

NetWare® is our proprietary operating system platform that offers secure continuous access to core network resources such as files, printers, directories, e-mail, and databases seamlessly across all types of networks, storage platforms, and client desktops.

•

Novell Cluster Services™ is a scalable, highly available Storage Area Network resource management tool that reduces the administrative costs and complexity of delivering uninterrupted access to information and resources.

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

•

Novell Open Workgroup Suite provides organizations of all sizes with a secure, flexible, and cost-effective IT infrastructure and a proven set of workgroup services. Unlike a proprietary, Windows-centric solution, the Novell Open Workgroup Suite is comprised of a package of open standards-based software from our business unit segments. This suite offers a low-cost, open alternative to Microsoft Corporation (“Microsoft”) products and includes a complete infrastructure and productivity solution from the desktop to the server and includes OES, GroupWise, ZENworks Suite, SUSE Linux Enterprise Desktop, and OpenOffice.org for Linux and Windows.

In addition to our technology offerings, within each of our business unit segments we offer a worldwide network of service personnel to help our customers and third-party partners best utilize our software. We also have partnerships with application providers, hardware and software vendors, and consultants and systems integrators. In this way, we can offer a full solution to our customers, including:

•

Professional services: We provide technical expertise to deliver world-class infrastructure solutions, based on an innovative approach focused on solving our customers’ business problems. We deliver services ranging from discovery workshops to strategy projects to solution implementations, all using a consistent, well-defined methodology. Our professional services approach is based on a strong commitment to open standards, interoperability, and the right blend of technology from us and other leading vendors.

•

Technical support: We provide phone-based, web-based, and onsite technical support for our proprietary and open source products through our Premium Service program. Premium Service provides customers with the flexibility to select the appropriate level of technical support services, which may include stated response times, around-the-clock support, service account management, and dedicated resources, such as our most experienced engineers. The Dedicated Support Engineer, Primary Support Engineer, Advantage Support Engineer, and Account Management programs allow us to build an ongoing support relationship with our customers at an appropriate level for their needs. We have committed a significant amount of technical support resources to the Linux open source platform.

NOVELL, INC.

BUSINESS (Continued)

The Company (Continued)

•

Training services: We accelerate the adoption and enable the effective use of our products and solutions through the delivery of timely and relevant instructor-led and technology-based training courses, assessments and performance services. Programs are either delivered directly to our customers or through our global channel of authorized training partners. Our courses provide customers with a thorough understanding of the implementation, configuration, and administration of our products and solutions. Additionally, we offer performance services that provide our customers and partners with an evaluation of their proficiencies and their knowledge gaps. We also deliver Advanced Technical Training™ at an engineer level to customers and partners on a global basis.

Strategy

Our strategy is to offer solutions that enable our customers to create more agile data centers, improve the productivity of their end-user computing environments, and maintain a trusted computing platform. A key component of our strategy is to ensure that our critical product functions work on the Linux platform and other mixed IT environments. We offer customers enterprise infrastructure software in a flexible combination of open source, mixed-source and proprietary technologies. We also offer a full range of high-quality services to ensure that customers succeed in their deployments of our solutions. We do this through the delivery of our interoperable Linux platform and a portfolio of integrated IT management software that helps businesses worldwide reduce cost, complexity, and risk on virtually any platform. Deployed either directly to our customers or through our global network of partners, our solutions enable our customers to devote more of their time, energy, and resources on driving their own businesses forward.

We pursue our strategy through four key areas as follows:

Product Strategy

Our overall products and services strategy is two-fold. First, we offer products and services that will help to broaden and accelerate both the enterprise adoption of Linux in general, and of SUSE Linux Enterprise in particular. Second, we plan to leverage this broadening base of Linux implementations to sell our enterprise infrastructure software offerings.

A key enabling element of this strategy is for us to continue to deliver innovative, open source, and open standards-based products that are easy to deploy, simple to operate, and highly reliable and scalable. By doing so, we will empower IT executives to create more robust computing environments at a lower cost of operation.

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

To support the second part of our two-fold strategy — driving sales of enterprise infrastructure software — our plan is to continue developing and delivering role-based, policy-driven identity management solutions, systems and resource management solutions, and workgroup solutions. Our design approach involves creating sets of open standards-based, discrete software products that are easy for customers to implement and that quickly deliver value without further dependence on proprietary software. We use our enterprise infrastructure software as a basis for establishing and maintaining long-term strategic relationships with key customers.

We utilize our professional services to focus our IT services and training expertise on identity management solutions and open source software adoption, and to provide a full range of support services for all our proprietary, mixed-source, and open source products, all of which is to drive product sales. Where appropriate, we also augment our offerings and delivery capabilities through acquisitions.

Taken together, we believe the success of these key strategies will provide lasting benefits to our customers and stockholders alike.

NOVELL, INC.

BUSINESS (Continued)

Strategy (Continued)

Alliances and Partnership Strategy

We partner with industry leaders in the software, hardware, consulting, and system integration industries to bring to market our solution offerings. We believe that a well-managed and supported partnership portfolio is critical to our success in today’s competitive solutions market and helps increase our revenue and customer reach. Our business partner strategy is based on having a single partner program with a goal of providing consistent interactions focused on technology enablement, certification, joint marketing, and sales initiatives.

To ensure partner efficiency, we have developed a partner ecosystem that combines our knowledge, services, and solutions with that of our partners to provide customers the ability to adapt to, and profit from, the opportunities that open source and identity solutions bring to businesses. We contribute to the ecosystem by providing technology, programs, resources, and skills to create solutions and ensure that customers get the functionality and business value required to improve the bottom line results of their businesses.

At the beginning of fiscal 2007, we entered into a Business Collaboration Agreement, a Technical Collaboration Agreement, and a Patent Cooperation Agreement with Microsoft (“Microsoft Agreements”) that collectively are designed to build, market and support a series of new solutions to make our products and Microsoft products work better together for customers. The overarching purpose of our partnership with Microsoft is to increase the utility, customer value, and penetration of Linux by enabling its interoperation with Windows in a mixed environment that is easier to maintain and is supported by both us and Microsoft. We believe that our relationship with Microsoft has been, and will continue to be, successful in helping us deliver differentiated value to customers by giving them greater flexibility and effectiveness in their IT environments. Our partnership with Microsoft consists of four major technical collaboration projects:

•	Development of technologies to optimize SLES and Windows, each running as guests in a virtualized setting on the other operating system;

•

Development of management tools for managing heterogeneous virtualization environments, to enable each party’s management tools to command, control, and configure the other party’s operating system in a virtual machine environment;

•	Development of translators to improve interoperability between Microsoft Office and OpenOffice.org document formats; and

•	Collaboration on improving directory and identity interoperability and identity management between Microsoft Active Directory software and Novell eDirectory software.

As part of our Microsoft relationship, we have also entered into a collaboration to deliver a Silverlight-compatible framework-based technology for hosting Silverlight interactive applications on Linux. Silverlight is a cross-browser, cross-platform plug-in for delivering advanced Web content.

In addition, our Business Collaboration Agreement with Microsoft enables Microsoft to distribute certificates that entitle customers to SLES support from us.

We believe that this partnership addresses pressing, industry-wide issues, puts customers’ needs first, and creates financial and strategic benefits.

In addition to Microsoft, we have established global strategic alliances with Accenture Ltd. (“Accenture”), Advanced Micro Devices Inc., Dell Inc. (“Dell”), Hewlett-Packard Co. (“HP”), International Business Machines Corporation (“IBM”), Intel Corporation, Lenovo Group Limited, and SAP AG (“SAP”). Additional alliance partners include: Atos Origin S.A. (“Atos Origin”), Cap Gemini S.A. (“Capgemini”), Deloitte Touche Tohmatsu, and Oracle Corporation (“Oracle”). These partners are all members of our PartnerNet® Program and gain value through participating in different partner programs. Solution providers gain access to various marketing programs that help drive sales volumes. Technology partners receive solution developer toolkits and services that ensure successful enablement of their technology with our technology. Our training partners have opportunities to increase their skill levels and provide training services to our customers.

NOVELL, INC.

BUSINESS (Continued)

Strategy (Continued)

Multi-channel Sales Strategy

We deliver solutions through direct channels, by serving large organizations directly, with systems integration partners, or through telemarketing or web sales. We also deliver solutions through indirect channels, serving small- and medium-sized organizations through our channel partners. Our business partner and channel relationships, together with our emphasis on specialization, provide us a greater presence in the marketplace while lowering our distribution costs. To maximize our reach while ensuring the highest quality of service to our customers, we provide our channel partners complete access to all of our tools, training, and methodologies.

Personnel Development Strategy

Our employees are our most significant asset. We work continuously to update their skill sets by providing education and training to improve their productivity. We regularly assess their development progress and focus on key areas as appropriate.

Acquisitions and Dispositions

We typically acquire companies or technologies after we determine that the related products or technology are strategic or complementary to our current or future product offerings. For example, during fiscal 2008, we acquired SiteScape, Inc. (“SiteScape”), a provider of open collaboration software, including Teaming + Conferencing products, and we acquired PlateSpin, a leader in support solutions for complete workload lifecycle management and optimization for Windows, UNIX, and Linux operating systems in the physical and virtual data center. In November 2008, we acquired Managed Object Solutions, Inc., a provider of business services management software.

As we determine that parts of our business are no longer strategic to us as a whole, or are not profitable, we will look for alternatives such as divestitures or other capital structures. For example, during fiscal 2008, we sold our wholly owned Switzerland-based business consulting subsidiary, Cambridge Technology Partners (Switzerland) SA (“CTP Switzerland”), as we concluded that this operation was no longer strategic to our business. We also sold our Mexico and Argentina subsidiaries to one of our Latin America distribution partners as we determined that a distributor-led model would be a more profitable model to operate our businesses in those regions.

Segment and Geographical Information

Our business unit segments are Open Platform Solutions, Identity and Security Management, Systems and Resource Management, and Workgroup and are described in more detail above. The business unit segments sell our software and services.

Our performance is evaluated by our Chief Executive Officer and our other chief decision makers (executive leadership team) based on reviewing revenue and operating income (loss) information before the allocation of common operating expenses for each business unit segment.

Segment and geographical disclosures for fiscal 2008, 2007, and 2006 are presented in Part II, Item 8, Note Z, “Segment Information,” of the notes to the consolidated financial statements of this report, which is incorporated by reference into this Part I, Item 1.

As our strategy continues to evolve, the way in which management views financial information to best evaluate performance and operating results may also change.

Product Development

We conduct product development activities throughout the world in order to meet the needs of our worldwide customer base. Our commitment to deliver world-class products means continued investment in product development. Our major product development sites include Provo, Utah; Cambridge, Massachusetts; Toronto, Canada; Nuremberg, Germany; Prague, Czech Republic; Dublin, Ireland; Bangalore, India; and Beijing, China. We also contract some product development activities to third-party developers.

NOVELL, INC.

BUSINESS (Continued)

Product Development (Continued)

In addition to technology developed in-house, our products also include technology developed by the open source community. Some of our product development engineers work as a part of open source development teams across the world. This involvement ensures our role in leading technical advances, developing new features, and having input over the timing of releases, as well as other information related to the development of Linux and other open source projects.

Product development expenses for fiscal 2008, 2007, and 2006 are discussed in Part II, Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference into this Part I, Item 1.

Sales and Marketing

We sell our software and services primarily to corporations, government entities, educational institutions, independent hardware and software vendors, resellers, and distributors both domestically and internationally. Our sales and marketing strategy targets customers seeking solutions in the following three focus areas: data center, end-user computing, and identity and security. Within these focus areas we market and sell eight distinctive solutions via multi-channel specialized sales and marketing models. Our partner ecosystem includes value added partners such as demand agents, vertical market resellers, systems integrator distributors, and original equipment manufacturers (“OEMs”) who meet our criteria. We also sell directly to enterprise customers. We conduct sales and marketing activities and provide technical support, training, and field service to our customers from our 12 U.S. and 44 international sales offices.

Distributors. We have established a network of independent distributors who sell our products to resellers, dealers, value added resellers (“VARs”) and computer retail outlets. As of October 31, 2008, there were seven U.S. and 130 international distributors.

VARs and Systems Integrators. We also sell directly to VARs and systems integrators who provide solutions across multiple vertical market segments and whose volume of purchases warrants buying directly from us.

OEMs/Independent Hardware Vendors (“IHVs”)/Independent Software Vendors (“ISVs”). We license subsets of products to domestic and international OEMs/IHVs/ISVs for integration with their products and/or solutions. As of October 31, 2008, we had agreements with 2,236 IHVs and ISVs.

End-User Customers. We have assembled worldwide field resources to work directly with enterprise end-users. Additionally, product upgrades and software maintenance are sold directly to end-users. Customers can also purchase products and services under license agreements through partners or resellers in or near their geographic locations.

Marketing Strategy. Our marketing strategy is to clearly articulate our value in the markets we choose to serve, and in doing so, attract and retain satisfied customers. To do this, we employ multiple channels of communications to raise awareness, generate demand, and provide tools for our multi-channel field sales and services organizations. Our methods of communication include, but are not limited to, advertising, press conferences, press releases, direct mail, e-mail blasts, analyst firm briefings, and executive and sales force communications. We examine and select market opportunities that best fit our current product portfolio and solutions strengths. This includes researching geographic and industry markets, determining product lifecycle maturity, and assessing competitive strategies. Our marketing strategy is driven by a key set of metrics that include the measurement of awareness across geographies, specific lead generation metrics, and deliverables to support the sales process. Our marketing strategy will be successful if we increase the market’s adoption of our products based on clear market differentiation, improve the success of our sales force by providing quality training and tools, and shorten the sales cycle by providing convincing evidence of our capabilities to prospective customers. Our target marketing audience is the CIO and other senior IT executives responsible for key IT functions across the enterprise.

NOVELL, INC.

BUSINESS (Continued)

Sales and Marketing (Continued)

Marketing Initiatives. To more closely align our offerings with customer needs, we developed a series of strategic campaigns that address customer needs and align them with our capabilities. Specifically, our campaigns are focused on helping customers create a more agile data center, improve the productivity of their end-user computing environments, and create and maintain a trusted computing environment. We do this by offering our low cost and enterprise-wide “desktop to data center” Linux platform, together with our identity, security and systems management offerings used to secure and manage mixed IT environments, and our advanced workgroup capabilities for file, print, directory, and advanced collaboration. Our marketing campaigns are based on our commitment to interoperability and our positioning of “Making IT Work As One™”. We believe this positioning best serves us in increasing our relevance to our customers.

Major Customers

No single customer accounted for more than 10% of our revenue in fiscal 2008, 2007, or 2006. During fiscal 2007, we received $355.6 million in cash payments from Microsoft related to the Microsoft Agreements discussed above, which we have been recognizing as revenue since the beginning of fiscal 2007. In August 2008, Microsoft agreed to purchase up to $100 million of additional SLES certificates. Payment will be made in $25 million increments as the certificates are distributed. We received the first $25 million payment in November 2008. Only this first $25 million payment is nonrefundable.

Manufacturing Suppliers

Our physical products, which consist primarily of discs, manuals, our openSUSE Linux box product, and PlateSpin’s “Forge” product, are duplicated and manufactured by outside vendors. Multiple high-volume manufacturers are available, though we currently utilize only one manufacturer for each of these products. We do not rely on a single provider for our raw materials, nor have we encountered problems with our existing manufacturing suppliers. Total sales of our physical products represent less than 1% of recognized revenue in fiscal 2008.

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

We have a significant amount of deferred revenue recorded on our consolidated balance sheets, the majority of which relates to maintenance and subscription contracts which is recognized ratably over the related service periods, typically one to three years, and does not pertain to unshipped product. Deferred revenue related to the Microsoft Agreements is recognized ratably over various related service periods, which can extend up to five years.

Competition

The market for all of our business unit segments is highly competitive and subject to rapid technological change. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that competitive factors common to all of our segments include the following:

•	our ability to preserve our traditional customer base;

•	our ability to sell overall solutions comprised of products and services provided by us and our partners;

•	the timing and market acceptance of new solutions developed by us and our competitors;

•	brand and product awareness;

NOVELL, INC.

BUSINESS (Continued)

Competition (Continued)

•	the ability of Linux and open source solutions to provide a lower total cost of ownership;

•	the ability of our suite of products and solution offerings to solve customer problems;

•	our ability to establish and maintain key strategic relationships with distributors, resellers, ISVs, and other partners; and

•	the pricing of our products and services and the pricing strategies of our competitors.

Primary competitors of our Identity and Security Management and Systems and Resource Management business unit segments include Microsoft, IBM, Sun Microsystems, Inc (“Sun”), Oracle, HP, Symantec (Altiris, Inc.) (“Symantec”), Avocent (LANDesk, Inc.) (“Avocent”), and Computer Associates. Primary competitors for our Linux and platform services solutions include Microsoft and Red Hat, Inc. (“Red Hat”). The primary competitors for our Workgroup products are Microsoft and IBM.

One pervasive factor facing us and all companies doing business in our industry is the dominance of Microsoft. However, in November 2006, we entered into a set of broad business and technical collaboration agreements with Microsoft to build, market, and support a series of new solutions designed to make our products work better with Microsoft’s products. Under these agreements, Microsoft agreed to covenant with our customers not to assert its patents against our customers for their use of our products and services for which we receive revenue directly or indirectly, with certain exceptions, while we agreed to covenant with Microsoft’s customers not to assert our patents against Microsoft’s customers for their use of Microsoft products and services for which Microsoft receives revenue directly or indirectly, with certain exceptions. In addition, we and Microsoft each irrevocably released the other party, and its customers, from any liability for patent infringement arising prior to November 2, 2006, with certain exceptions. We will continue to compete with Microsoft, but through these agreements, Microsoft can serve as an important indirect source for our Linux sales.

Copyright, Licenses, Patents, and Trademarks

We rely on copyright, patent, trade secret, and trademark law, as well as provisions in our license, distribution, and other agreements to protect our intellectual property rights. Our portfolio of patents, copyrights, and trademarks as a whole is material to our business but no individual piece of intellectual property is critical to our business. We have what we consider to be valuable patents and have numerous other patents pending. No assurance can be given that the pending patents will be issued or, if issued, will provide protection for our competitive position. Notwithstanding our efforts to protect our intellectual property through contractual measures, unauthorized parties may still attempt to violate our intellectual property rights.

Our business includes a mix of proprietary offerings and offerings based on open source technologies. With respect to proprietary offerings, we perform the majority of our development efforts internally, but we also acquire and license technologies from third parties. No one license is critical to our business. Our open source offerings are primarily comprised of open source components developed by independent third parties over whom we exercise no control. The collective licenses to those open source technologies are critical to our business. If we are unable to maintain licenses to these third-party open source materials, our distribution of relevant offerings may be delayed until we are able to develop, license, or acquire replacement technologies. Such a delay could have a material adverse impact on our business.

In November 2005, Open Invention Network, LLC (“OIN”) was established by us, IBM, Koninklijke Philips Electronics N.V. (“Philips”), Red Hat and Sony Corporation (“Sony”). OIN is a privately-held company that has and will acquire patents to promote Linux and open source by offering its patents on a royalty-free basis to any company, institution or individual that agrees not to assert its patents against the Linux operating system or certain Linux-related applications. In addition, OIN, in its discretion, will enforce its patents to the extent it believes such action will serve to further protect and promote Linux and open source. In fiscal 2007, NEC Corporation became an investor in OIN, with the same rights, privileges and obligations as the original investors.

The software industry is characterized by frequent litigation regarding patent, copyright, and other intellectual property rights, and trends suggest that this may increase. From time to time, we have had infringement claims asserted by third parties against us and our products. While there are no known pending or threatened claims against us for which we expect to have an unsatisfactory resolution that would have a material adverse effect on our results of operations and financial condition, there can be no assurance that such claims will not be asserted, or, if asserted, will be resolved in a satisfactory manner. In addition, there can be no assurance that third-parties

NOVELL, INC.

BUSINESS (Continued)

Copyright, Licenses, Patents, and Trademarks (Continued)

will not assert other claims against us with respect to any third-party technology. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

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

Seasonality

All segments of our business often experience a higher volume of invoicing at the end of each quarter due to the spending cycles of our customers and the negotiation patterns typical in the software industry.

Corporate Information

Novell was incorporated in Delaware on January 25, 1983. Our headquarters and principal executive offices are located at 404 Wyman Street, Suite 500, Waltham, MA 02451. Our telephone number at that address is (781) 464-8000. We also have offices located in Provo, Utah, telephone number (801) 861-7000. Our website is www.novell.com.

Our Annual Report, Securities and Exchange Commission (“SEC”) filings, earnings announcements, and other financial information are available on our Investor Relations website URL at http://www.novell.com/ir. We make our annual, quarterly, and current reports, including any amendments to those reports, freely available on our website as soon as reasonably practicable after they are filed with or furnished to the SEC. This and other information that we file with or furnish to the SEC is also freely available on the SEC’s website at www.sec.gov. Mailed copies of these reports, including exhibits, can be obtained free of charge through our automated telephone access system at (800) 317-3195 or by emailing our investor relations department at irmail@novell.com. The information on our website, including the documents identified above, is not and should not be considered part of this Annual Report on Form 10-K and our website addresses are intended to be an inactive textual reference only.

Employees

As of November 30, 2008, we had approximately 4,000 employees. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Competition for personnel of the highest caliber is intense in the software industry. To make a long-term relationship with us rewarding, we endeavor to give our employees challenging work, educational opportunities, competitive wages, sales commission plans, bonuses, and opportunities to participate financially in our success through stock option, restricted stock unit and stock purchase plans.

NOVELL, INC.

BUSINESS (Continued)

Executive Officers of the Registrant

Set forth below are the names, ages, and titles of the persons currently serving as our executive officers.

Name	Age	Position
Ronald W. Hovsepian	47	President and Chief Executive Officer
John Dragoon	48	Senior Vice President and Chief Marketing Officer
Alan J. Friedman	60	Senior Vice President, People
Dr. Jeffrey Jaffe	54	Executive Vice President and Chief Technology Officer
Colleen O’Keefe	52	Senior Vice President of Services
Dana C. Russell	47	Senior Vice President and Chief Financial Officer
Scott N. Semel	52	Senior Vice President, General Counsel and Secretary

Ronald W. Hovsepian

Ronald W. Hovsepian has served as one of our directors and as our President and Chief Executive Officer since June 2006. Mr. Hovsepian served as our President and Chief Operating Officer from October 2005 to June 2006. From May 2005 to November 2005, Mr. Hovsepian served as Executive Vice President and President, Worldwide Field Operations. Mr. Hovsepian joined us in June 2003 as President, Novell North America. Before coming here, Mr. Hovsepian was a Managing Director with Bear Stearns Asset Management, a technology venture capital fund, from February 2002 to December 2002. From March 2000 to February 2002, Mr. Hovsepian served as Managing Director for Internet Capital Group, a venture capital firm. Prior to that, Mr. Hovsepian served in a number of executive positions with IBM over an approximate 17-year period. Mr. Hovsepian is also the non-employee chairman of the Board of Directors of Ann Taylor Corporation.

John Dragoon

John Dragoon has served as our Senior Vice President and Chief Marketing Officer since March 2006. Mr. Dragoon joined us in October 2003 as Vice President, Worldwide Field Marketing. Prior to joining us, from April 2002 to September 2003, Mr. Dragoon was the senior vice president of marketing and product management at Art Technology Group, a provider of Internet commerce, service, and marketing solutions and from April 2001 to March 2003 served as vice president, operations, of Internet Capital Group, a venture capital firm. Prior to his tenure at Internet Capital Group, Mr. Dragoon served in a number of sales and marketing positions at IBM from 1984 to 2000.

Alan J. Friedman

Alan J. Friedman became Senior Vice President, People in July 2001 in connection with our acquisition of Cambridge Technology Partners (“Cambridge”). Mr. Friedman served as Cambridge’s Senior Vice President of Human Resources, Enterprises Learning and Knowledge Management from January 2000 to July 2001, and had joined Cambridge in December 1999 as Vice President of Learning and Knowledge Management. Prior to joining Cambridge, Mr. Friedman was Senior Vice President of Human Resources for Arthur D. Little, Inc., a consulting firm, from June 1993 to December 1999.

Dr. Jeffrey Jaffe

Dr. Jeffrey Jaffe, our Executive Vice President and Chief Technology Officer, joined us in November 2005. From October 2001 to October 2005, Dr. Jaffe served as President of Bell Labs Research and Advanced Technologies. Prior to that, Dr. Jaffe held a variety of technical and management positions with IBM, most recently serving as general manager of IBM’s SecureWay business unit, where he was responsible for IBM’s security, directory, and networking software business.

Colleen O’Keefe

Colleen O’Keefe joined us in December 2006 as Novell’s Senior Vice President of Services to oversee our global technical support group, which provides onsite and remote support services, technical training services, and professional services to customers. Prior to joining us, from September 2002 to November 2006, Ms. O’Keefe held several key leadership positions at NCR Corporation in the Payment Solutions and Worldwide Services divisions. From September 1999 to March 2002, she served as senior vice president, Customer Services, at Global Crossing. In addition, Ms. O’Keefe served in a number of positions in the telecommunications industry, including 18 years at Southern New England Telephone and two years at AT&T.

NOVELL, INC.

BUSINESS (Continued)

Executive Officers of the Registrant (Continued)

Dana C. Russell

Dana C. Russell has served as our Senior Vice President and Chief Financial Officer since February 2007. Prior to that, Mr. Russell served as our Vice President and Interim Chief Financial Officer from June 2006 to February 2007, and as Vice President of Finance from March 2000 to June 2006. Mr. Russell served as the Corporate Controller from June 2003 to June 2006, and was also the Treasurer from December 2005 to June 2006. Mr. Russell joined us in 1994. Prior to joining us, Mr. Russell worked at Price Waterhouse in Salt Lake City. Mr. Russell is a CPA licensed in the State of Utah.

Scott N. Semel

Scott N. Semel joined us in September 2008 as our Senior Vice President, General Counsel and Secretary. Prior to joining us, Mr. Semel was Chief Legal Officer and Corporate Secretary at Tele Atlas N.V., a Dutch Euronext company, from late 2006 to June 2008. Mr. Semel also engaged in the private practice of law with GTC Law Group LLC, a boutique law firm which specializes in IP strategy, mergers and acquisitions, and business and technology transactions, during 2006. Mr. Semel served as Vice President, General Counsel and Secretary to Ascential Software Corporation, a NASDAQ listed company, from 2001 through April 2005, when Ascential was sold to IBM, after which Mr. Semel served as Associate General Counsel-Legal Transition Executive at IBM. Prior to that, he served as Vice President, General Counsel and Secretary to NaviSite, Inc., a NASDAQ listed company. Prior to that, he also served as general counsel to other public and private companies after engaging in the private practice of law.

Item 1A.  Risk Factors

We may experience difficulties, delays or unexpected costs in completing our cost reduction and sales growth strategic initiatives and may not achieve the anticipated benefits of these initiatives.

We previously announced four strategic initiatives as part of our plan to increase profitability through revenue growth and cost reduction. These initiatives include a major shift in our sales strategy from direct to indirect sales; a shift to offshore research and development teams to assume functions previously handled in more expensive environments; a move to a shared services model for our financial and administrative functional support in order to reduce costs; and aligning our services business with each business unit segment to drive product revenue. We may not realize, in full or in part, the anticipated benefits from one or more of these initiatives, and other events and circumstances, such as difficulties, delays or unexpected costs, may occur which could result in our not realizing all or any of the anticipated benefits. If we are unable to realize these benefits, our ability to continue to fund our planned business activities may be adversely affected. We are also subject to the risk of business disruption in connection with our strategic initiatives, which could have a material adverse effect on our business, financial condition, and operating results.

We may not be able to attract and retain new customers through our indirect sales strategy, which may result in decreased or fluctuating revenue.

Our ability to attract and retain new customers and achieve significant revenue growth in the future will depend in large part on our ability to continue to establish and maintain strategic distribution and other collaborative relationships with industry-leading hardware manufacturers, distributors, software vendors and enterprise solutions providers such as Microsoft, SAP, Dell, HP, IBM, Capgemini, Atos Origin, Accenture and other third parties that are willing to recommend, design and implement solutions that include our products. These relationships allow us to offer our products to a much larger customer base than we would otherwise be able to reach through our direct sales and marketing efforts. We are currently investing, and plan to continue to invest, significant resources to develop these distribution relationships. There can be no assurance, however, that we will be able to retain or attract a sufficient number of existing or future distribution partners or that such partners will recommend, or continue to recommend, our products. Our inability to establish or maintain successful relationships with distribution partners could have a material adverse effect on our business, financial condition, and operating results.

NOVELL, INC.

RISK FACTORS (Continued)

Our reliance on an indirect sales channel for the distribution of our products could adversely affect the sales of our products.

We use a variety of distribution methods to sell our products, including indirect channel partners, such as third-party OEMs, resellers and distributors. A number of our indirect channel partners, in turn, distribute our products via their own networks of channel partners (e.g., distributors and resellers) with whom we have no direct relationship. The distribution of our products through indirect channel partners presents a number of special risks, including but not limited to:

•	our lack of control over the delivery of our products to end-users;

•	the ability of resellers and distributors to terminate their relationships with us on short notice;

•	the failure of our indirect channel partners to market or support our products effectively or to release their products that are embedded with our products in a timely manner;

•	our inability to effectively manage conflicts between our indirect channel partners and the end-users of our products;

•	the impact of economic conditions or industry demand on our indirect channel partners; and

•	the failure of indirect channel partners to devote sufficient resources to marketing and supporting our products.

As a result of these risks, revenues derived from indirect channel partners may fluctuate significantly, which could have a material adverse effect on our business, financial condition, and operating results.

Our inability to renew SLES subscriptions with those customers who have received SLES certificates from Microsoft would adversely affect our future sales and profitability.

The Microsoft Agreements have been a significant factor in the growth of our product revenue and the increase in our gross and operating margins. We expect, barring unforeseen circumstances, to continue to benefit from the Microsoft Agreements in fiscal 2009. Most of the Microsoft SLES certificate sales have been three-year arrangements that will begin to expire in the first quarter of fiscal 2010. Accordingly, the ongoing financial benefit of the Microsoft Agreements will depend on our ability to renew SLES subscriptions with those customers who received SLES certificates from Microsoft and the pricing we are able to obtain in connection with such renewals. If we are unable to renew the SLES subscriptions as they expire, or if renewed subscriptions are at a lower price than Microsoft paid us for the SLES certificates, our financial results could be adversely affected if we cannot replace the revenue and profits associated with the SLES certificates sold to, and distributed by, Microsoft with sales and profits from our other products.

Our OES and NetWare-related revenue stream may decline at accelerated rates.

Sales of our OES and NetWare-related products have been declining for many years and declines at accelerated rates could offset or out-pace the growth in our other products. Although our strategy is to stabilize these sales declines with new product releases and other efforts, combined OES and NetWare-related license and maintenance revenue declined by $8.1 million, or 4%, in fiscal 2008, compared to fiscal 2007. If our strategy proves to be unsuccessful, our combined OES and NetWare-related revenue stream may decline more rapidly than the growth of revenue streams from our other products, which could have a material adverse effect on our business, financial condition, and operating results.

If our Open Platform Solutions, Identity and Security Management and Systems and Resource Management business unit segments do not grow at the rates we anticipate, our results will be negatively impacted.

Our growth strategy focuses on three specific business unit segments: Open Platform Solutions, Identity and Security Management, and Systems and Resource Management, with a specific emphasis on open source platforms. We have focused on these businesses because we believe that they represent the best opportunity for us to profitably grow our revenue. Our ability to achieve success with this strategy is dependent on a number of factors including, but not limited to, the following:

•	the growth of these markets;

•	our development of key products and upgrades;

NOVELL, INC.

RISK FACTORS (Continued)

•	the acceptance of our products particularly by enterprise companies, large industry partners and major accounts;

•	the decisions by customers to upgrade from older versions of our products to newer versions; and

•	the willingness of our distribution partners to sell our products.

If any of the business unit segments mentioned above do not grow at the rates we anticipate, our business, financial condition, and operating results could be adversely affected.

The success of our acquisitions is dependent on our ability to integrate personnel, operations, and technology, and if we are not successful, our revenue will not grow at the rate we anticipate.

Achieving the benefits of acquisitions depends in part on the successful integration of personnel, operations and technology. The integration of acquisitions is subject to risks and requires significant expenditure of time and resources. The challenges involved in integrating acquisitions include the following:

•	obtaining synergies from the companies’ organizations and service and product offerings effectively and quickly;

•	bringing together marketing efforts so that the market receives useful information about the combined companies and their products;

•	coordinating sales efforts so that customers can do business easily with the combined companies;

•	integrating product offerings, technology, back office, human resources, and accounting and financial systems;

•	assimilating employees who come from diverse corporate cultural backgrounds into a common business culture revolving around our business unit segments; and

•	retaining key officers and employees who possess the necessary skills and experience to quickly and effectively transition and integrate the businesses.

Failure to effectively and timely complete the integration of acquisitions could materially harm the business and operating results of the combined companies. Furthermore, we may assume significant liabilities in connection with acquisitions and/or incur substantial accounting charges for restructuring and related expenses, write-off of purchased in-process research and development, impairment of goodwill, amortization of intangible assets, and stock-based compensation expense. Using our cash on acquisitions may prevent us from pursuing other business opportunities.

We may not be able to successfully compete in a challenging market for infrastructure software services.

The industries we compete in are highly competitive. We expect competition to continue to increase both from existing competitors and new market entrants. Our competitors include, but are not limited to, Microsoft, Oracle, IBM, Sun, HP, Symantec, Avocent, and Computer Associates. Our primary competitor in the Linux market is Red Hat. Many of our competitors have greater financial, technical and marketing resources than we have. We believe that competitive factors common to all of our segments include:

•	the pricing of our products and services and the pricing strategies of our competitors;

•	the timing and market acceptance of new products developed by us and our competitors;

•	brand and product awareness;

•	the performance, reliability and security of our products;

•	the ability to preserve our legacy customer base;

•	the impact of current macroeconomic conditions on our customers or competitors that could increase pricing and other pressures;

NOVELL, INC.

RISK FACTORS (Continued)

•	our ability to establish and maintain key strategic relationships with distributors, resellers, and other partners; and

•	our ability to attract and retain highly qualified development, services, and managerial personnel.

Our inability to meet customer demand for technical support services could adversely affect our customer relationships.

We offer technical support services with many of our products. There may be situations where we are unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Any failure to maintain adequate customer support could cause customer dissatisfaction, result in reduced sales of products and reductions in the renewals of software maintenance and support agreements, and, accordingly, have a material adverse affect on our business, financial condition, and operating results.

Our inability to maintain a strong brand could impact our future success.

We believe that the future success of our business depends on our ability to maintain and enhance our brand. If we fail to promote and maintain our brand, we may not be able to expand our customer base or attract talented employees, and our business, financial condition, and operating results could be materially and adversely affected.

We have experienced, and may continue to experience, delays in the introduction of new products due to various factors, which results in lost revenue.

In the past we have experienced delays in the introduction of new products due to a number of factors including: the complexity of software products, the need for extensive testing of software to ensure compatibility of new releases with a wide variety of application software and hardware devices, the need to debug products prior to extensive distribution, and with regard to our open source products, our increasing reliance on the work of third parties not employed by us. Our open source offerings depend to a large extent on the efforts of developers not employed by us for the creation and modification of open source technologies. For example, Linus Torvalds, the original developer of the Linux kernel, and a small group of engineers, many of whom are not employed by us, are primarily responsible for the development and evolution of the Linux kernel that is a key component of our OES and SUSE Linux Enterprise offerings. The timing and nature of new releases of the Linux kernel are controlled by these third parties. Delays in developing, completing, or shipping new or enhanced products could continue to result in delayed or reduced revenue for those products and could adversely impact customer acceptance of those offerings.

Increasing our foreign research and development operations exposes us to risks that are beyond our control and could affect our ability to operate successfully.

In order to enhance the cost-effectiveness of our operations, we have shifted portions of our research and development operations to jurisdictions outside of the United States. The transition of even a portion of our research and development operations to a foreign country involves a number of logistical and technical challenges that could result in product development delays and operational interruptions, which could reduce our revenues and adversely affect our business. We may encounter complications associated with the set-up, migration and operation of business systems and equipment in expanded or new facilities. This could result in delays in our research and development efforts and otherwise disrupt our operations. If such delays or disruptions occur, they could damage our reputation and otherwise adversely affect our business, financial condition, and operating results.

We cannot be certain that any shifts in our operations to offshore jurisdictions will ultimately produce sustained cost savings. We cannot predict the extent of government support, availability of qualified workers, future labor rates, or monetary and economic conditions in any offshore location where we may operate.

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

NOVELL, INC.

RISK FACTORS (Continued)

We rely on software licensed from third parties, including open source contributions of third-party programmers and corporations.

We use various types of software licensed from unaffiliated third parties. Our open source offerings, for example, are primarily comprised of open source components developed by independent third parties over whom we exercise no control. The collective licenses to third-party technologies are critical to our business. If we are unable to maintain licenses to third-party materials, our distribution of relevant offerings may be delayed until we are able to develop, license, or acquire replacement technologies. Such a delay could have a material adverse impact on our business.

In addition, if key, or a significant percentage of, developers or corporations decide to cease development of the Linux kernel or other open source software, or if we are unable to maintain licenses to proprietary software or such software is no longer available to us on commercially reasonable terms, we would have to either rely on another party (or parties) to develop these technologies, develop them ourselves, or adapt our product strategy accordingly. This could increase our development expenses, delay our product releases and upgrades, and adversely impact customer acceptance of our relevant offerings.

We may not be able to attract and retain qualified personnel because of the intense competition for qualified personnel in the software industry.

Our ability to maintain our competitive technological position depends, in large part, on our ability to attract and retain highly qualified development, services, and managerial personnel. Competition for personnel of the highest caliber is intense in the software industry. The loss of certain key individuals, or a significant group of key personnel, would adversely affect our performance. The failure to successfully hire suitable replacements in a timely manner could have a material adverse effect on our business, financial condition, and operating results.

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

In the event claims for indemnification are brought for intellectual property infringement, we could incur significant expenses, thereby adversely affecting our operating results.

We indemnify customers against certain claims that our products, including open source components thereof, infringe upon the intellectual property rights of others. Although indemnification programs for proprietary software are common in our industry, indemnification programs that cover open source software are less so. In the event that we are required to indemnify our customers against claims for intellectual property infringement, we could incur significant expense reimbursing customers for their legal costs and, in the event those claims are successful, for damages.

Legal actions taken by claimants alleging intellectual property infringement could adversely affect our revenue and business plan if these legal actions cause a reduction in demand for our SUSE Linux and Ximian® products.

In January 2004, The SCO Group, Inc. (“SCO”) filed suit against us in Utah State Court and the case was later removed to the U.S. District Court in Utah (See Note S, “Legal Proceedings,” in the consolidated financial statements). SCO’s complaint asserted ownership of UNIX copyrights and further alleged that our public statements and filings regarding the ownership of the copyrights in UNIX have harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. In August 2007, the U.S. District Court granted us summary judgment against SCO, concluding that we retained ownership of the UNIX copyrights, and dismissed SCO’s claims against us. SCO has recently appealed the final judgment of the District Court. If SCO is able to successfully appeal the District Court’s decision, and then succeed on its claims before a jury, our future revenue and business plans could be adversely affected.

NOVELL, INC.

RISK FACTORS (Continued)

Matters related to or arising out of our historical stock-based compensation practices, including government actions, litigation matters, and downgrades in our credit ratings, could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our historical stock-based compensation practices have exposed us to risks associated with the judgments we made historically as well as those made as a result of our review of those practices. Having determined that the amounts of stock-based compensation expense that should have been recognized in certain historical periods were not material to those periods on either a quantitative or qualitative basis, we made adjustments in accordance with applicable accounting rules. We did not restate our consolidated financial statements for those prior periods. While we believe that we have made appropriate judgments regarding materiality and in determining the correct measurement dates for our stock-based compensation awards, the Internal Revenue Service (“IRS”) may disagree with our judgments. The IRS has not, to our knowledge, expressed any disagreement with our judgments, but if the IRS were to do so, we may incur additional expenses as a result of different tax decisions or other actions not currently contemplated.

As discussed in Part II, Item 8, Note S, “Legal Proceedings,” of this report, derivative actions were filed against us and our current and former officers and directors relating to our historical stock-based compensation practices. The plaintiffs in some of these actions have voluntarily dismissed their claims. No assurance can be given regarding the outcomes of the remaining pending litigation or any possible government actions relating to our historical stock-based compensation practices. The resolution of such matters may be time consuming and expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation or government actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, operating results and cash flows.

We may not be able to protect our confidential information, and this could adversely affect our business.

We generally enter into contractual relationships with our employees to protect our confidential information. The misappropriation of our trade secrets or other proprietary information could harm our business. In addition, we may not be able to timely detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. In the event we are unable to enforce these contractual obligations and our intellectual property rights, our business could be adversely affected.

Our financial and operating results may fluctuate from quarter to quarter, which may cause the price of our common stock to decline.

Our financial and operating results may fluctuate from quarter to quarter due to a variety of factors including, but not limited to, the:

•	timing of orders from customers and shipments to customers;

•	decisions of our current and future customers not to renew their subscription agreements with us;

•	impact of foreign currency exchange rates on the price of our products in international locations;

•	inability to respond to the decline in revenue through the distribution channel; and

•	inability to deliver products that are satisfactory to our customers and distribution partners.

In addition, we often experience a higher volume of revenue at the end of each quarter. Because of this, fixed costs that are out of line with revenue levels may not be detected until late in any given quarter and operating results could be adversely affected. Due to these factors or other unanticipated events, our financial and operating results in any one quarter may not be a reliable indicator of our future performance.

If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. In determining whether an asset is impaired, we must make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other related factors. Fair values are estimated using the combination of a discounted cash flow methodology and a market analysis and averaging the results. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our operating results.

NOVELL, INC.

RISK FACTORS (Continued)

Because we recognize revenue from maintenance and subscriptions over the term of the agreements, downturns or upturns in sales may not be immediately reflected in our operating results.

We generally recognize maintenance and subscription revenue from customers ratably over the term of their agreements, which are generally one to three years. As a result, much of the revenue we report in each quarter is deferred revenue from maintenance and subscription agreements entered into during previous quarters. Consequently, a decline in maintenance and/or subscriptions sales in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales and market acceptance of our products may not be fully reflected in our operating results until future periods. Our maintenance and subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the term of the applicable agreement.

We may experience risks in our investments due to changes in the market, which could adversely affect the value or liquidity of our investments.

At October 31, 2008, we had $1.1 billion in cash, cash equivalents and short-term investments. We maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities that may include commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk, credit risk, and general market risk and may decline in value.

For example, we have eight auction rate securities (“ARSs”) that are classified as long-term investments on our consolidated balance sheets. During fiscal 2008, we recorded an other-than-temporary impairment charge of $28.7 million on these securities based on our assessment that it is likely that the fair value of the ARSs will not fully recover in the foreseeable future, given a combination of factors, including the duration, severity and continuing declining trend of the fair value of these securities as well as a deterioration in some of the securities’ credit ratings. As of October 31, 2008, we estimate the fair value of these ARSs to be $11.1 million. Prior to the impairment charges, the original cost of these ARSs was $39.8 million. The fair value of the ARSs could further change significantly in the future and we may be required to record additional other-than-temporary impairment charges if there are further reductions in fair value in future periods.

During fiscal 2008, our $77.4 million holdings in an enhanced liquidity fund were frozen due to liquidity issues. We believe that the underlying securities are not impaired if held to maturity. As the underlying securities mature, the fund manager is distributing the cash on a pro rata basis to the fund’s shareholders. During fiscal 2008, we received $55.1 million in fund distributions. As of October 31, 2008, the balance of this investment is $22.3 million. We anticipate that $18.4 million of this balance will be distributed during the next twelve months. The remaining $3.9 million is anticipated to be distributed more than one year after October 31, 2008, and is classified as a long-term investment on our consolidated balance sheet at October 31, 2008. At present, the fund’s cash is being distributed faster than originally scheduled. The fund continues to accrue and pay interest income and, as there are no other-than-temporary impairment or valuation issues with these securities, no impairment charges were recorded in connection with this investment.

We hold $1.5 million of Lehman Brothers Holdings Inc. (“Lehman Brothers”) corporate notes. As a result of Lehman Brothers’ bankruptcy announcement, a $1.3 million other-than-temporary charge was recorded in fiscal 2008 related to this security.

As noted above, our investments are subject to general credit, liquidity, market and interest rate risks. As a result, we may experience further reductions in value or loss of liquidity of our investments. In addition, should any investment cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio could have a material adverse effect on our business, financial condition, and operating results.

NOVELL, INC.

RISK FACTORS (Continued)

The risks associated with conducting a global business could adversely affect our results.

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

Our professional services contracts, which include technical support and training services, contain pricing risks and, if our estimates prove inaccurate, could result in unprofitable activities.

A portion of our professional services revenue, which includes revenue from technical support and training support, is from fixed-price, fixed-time contracts. Because of the complex nature of the services provided, it is sometimes difficult to accurately estimate the cost, scope and duration of particular client engagements. If we do not accurately estimate the resources required for a project, do not accurately assess the scope of work associated with a project, do not manage the project properly, or do not satisfy our obligations in a manner consistent with the contract, then our costs to complete the project could increase substantially. We have occasionally had to commit unanticipated additional resources to complete projects, and may have to take similar action in the future. We may not be compensated for these additional costs or the commitment of these additional resources.

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

Uncertain economic conditions and reductions in IT spending could adversely affect our business, financial condition, and operating results.

In the past, unfavorable or uncertain economic conditions have resulted in reduced global IT spending rates that have adversely affected the markets in which we do business. Accordingly, current and/or future weakness in the United States economy and/or in the economies of the geographic regions in which we operate could have a negative impact on our revenues and operating results. While we are unable to predict changes in general economic conditions and how the current global financial and market conditions will affect global IT spending rates, we believe that there is the potential for a slowdown in global IT spending rates in the next few quarters. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, and increased price competition. Any of these events would likely harm our business, financial condition, and operating results.

NOVELL, INC.

RISK FACTORS (Continued)

Our stock price may be volatile in the future, and the stock price may decline.

The market price of our common stock has experienced significant fluctuations in the past and may continue to fluctuate in the future. For example, despite meeting the majority of analysts’ performance expectations through the first three quarters of fiscal 2008, our stock price declined 16% during the fourth quarter of fiscal 2008. The market price of our common stock may be affected by a number of factors, including:

•

announcements of quarterly operating results and revenue and earnings forecasts by us that fail to meet or be consistent with our earlier projections or the expectations of our investors or securities analysts;

•	announcements by either our competitors or customers that fail to meet or be consistent with their earlier projections or the expectations of our investors or securities analysts;

•	rumors, announcements, or press articles regarding our, or our competitors’, operations, management, organization, financial condition, or financial statements;

•	changes in revenue and earnings estimates by us, our investors, or securities analysts;

•	accounting charges, including charges relating to the impairment of goodwill, intangible assets or other assets;

•	announcements of planned acquisitions or dispositions by us or by our competitors;

•	announcements of new or planned products by us, our competitors, or our customers;

•	gain or loss of a significant customer or partner;

•	inquiries by the SEC, NASDAQ, law enforcement, or other regulatory bodies;

•	acts of terrorism, the threat of war, and other crises or emergency situations; and

•	economic slowdowns or the perception of an oncoming economic slowdown in any of the major markets in which we operate.

The stock market in general, and the market prices of stocks of technology companies in particular, have experienced extreme price volatility that has adversely affected, and may continue to adversely affect, the market price of our common stock for reasons unrelated to our business or operating results.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

In the U.S., we own approximately 887,000 (and occupy approximately 667,000) square feet of office space on 46 acres in Provo, Utah. We use that space for administrative offices and a product development center. We are consolidating our occupancy on the Provo campus and are currently marketing 476,000 square feet of space for sale or lease. We also occupy 85,000 square feet of warehouse space in and around Provo for operational support. We lease 71,000 square feet of office space in Waltham, Massachusetts as our corporate headquarters and principal executive offices. We lease a 177,000 square-foot office building in Cambridge, Massachusetts, of which we occupy approximately 22,000 square feet for product development activities and sublease the remainder., We lease offices that host sales, support and/or product development activity in Arkansas, California, Georgia, Illinois, Michigan, New York, and Virginia.

Internationally, we own office buildings in the United Kingdom, Netherlands, South Africa, and India. We use these office buildings, which vary in size from 18,000 to 85,000 square feet, for sales, support and administrative offices.

NOVELL, INC.

PROPERTIES (Continued)

We lease and occupy a shared service center in Dublin, Ireland of 31,000 square feet, and product development centers in Toronto, Canada; Nuremberg, Germany; Prague, Czech Republic; Bangalore, India; and Beijing, China of 31,000 square feet, 64,000 square feet, 19,000 square feet, 158,000 square feet and 14,200 square feet, respectively. In addition, each of our subsidiaries in Australia, Austria, Belgium, Brazil, China, Denmark, Finland, France, Germany, India, Italy, Japan, Netherlands, New Zealand, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, and United Kingdom, leases a small facility used as sales and support offices.

The terms of the above leases vary from month-to-month to up to 17 years. We believe that our existing facilities are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon reasonable terms.

Item 3.  Legal Proceedings

Incorporated by reference to Part II, Item 8, Note S, “Legal Proceedings,” of this report.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Select Market under the symbol “NOVL.” The following chart sets forth the high and low sales prices of our common stock during each quarter of the last two fiscal years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008
High	$7.59	$7.59	$7.10	$6.62
Low	$5.96	$5.29	$5.34	$3.80
Fiscal 2007
High	$7.35	$7.63	$8.26	$8.10
Low	$5.70	$6.18	$6.68	$5.76

No dividends have been declared on our common stock. We have no current plans to pay dividends on our common stock, and intend to retain our earnings for use in our business. We had 6,838 stockholders of record at November 28, 2008.

Issuances of Unregistered Common Stock

Not Applicable

NOVELL, INC.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Issuer Purchases of Equity Securities

The following table presents information regarding purchases of shares of our common stock pursuant to our share repurchase program during the three months ended October 31, 2008.

(In thousands, except per share amounts) Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
August 1, 2008 through August 31, 2008	2,149	$5.62	2,100	$43,401
September 1, 2008 through September 30, 2008	513	5.96	500	40,416
October 1, 2008 through October 31, 2008	1,550	4.67	1,550	33,180

Total	4,212	$5.31	4,150	$33,180

The total number of shares purchased includes shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units, restricted stock rights, and stock issued under a stock-based deferred compensation plan totaling 36,955 shares in the months of August, September, and October of fiscal 2008. We also repurchased 25,000 shares of unvested restricted stock in August 2008.

On May 13, 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. As of October 31, 2008, 11.6 million shares of common stock have been repurchased and retired under this program at an average price of $5.75 per share. The total amount paid for the repurchase of our common stock was $66.8 million, leaving $33.2 million remaining to be repurchased under the current Board authorization.

NOVELL, INC.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Performance Graph

The following graph compares the total return on a cumulative basis, assuming the reinvestment of dividends, of $100 invested on October 31, 2003 in our common stock, the Standard & Poor’s 500 Composite Stock Price Index, and the Dow Jones U.S. Software Index. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Company/Index Name	Base Period 2003	Indexed/Cumulative Returns Fiscal Year Ended October 31,
		2004	2005	2006	2007	2008
Novell, Inc.	$100	122.49	129.81	102.21	128.79	79.39
S&P 500 Index	$100	109.42	118.96	138.40	158.56	101.32
Dow Jones U.S. Software	$100	106.04	112.23	128.47	158.51	102.90

NOVELL, INC.

SELECTED FINANCIAL DATA

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

	Fiscal Year Ended October 31,
	2008	2007	2006 (a)	2005 (b)	2004
	(In thousands, except per share data)
Statements of operations
Net revenue (c)	$956,513	$932,499	$919,331	$986,149	$971,756
Gross profit (c)	718,889	672,245	638,319	678,909	676,786
Income (loss) from operations (c)	4,776	(55,768)	(42,194)	423,611	47,523
Income from continuing operations before taxes	22,878	8,415	27,180	457,423	57,398
Income tax expense	35,217	34,691	22,642	86,612	11,335
(Loss) income from continuing operations	(12,339)	(26,276)	4,538	370,811	46,063
Income (loss) from discontinued operations, net of taxes	3,594	(18,184)	15,015	5,911	11,125
(Loss) income before accounting change	(8,745)	(44,460)	19,553	376,722	57,188
Cumulative effect of accounting change, net of tax (d)	—	—	(897)	—	—
Net (loss) income	(8,745)	(44,460)	18,656	376,722	57,188
(Loss) income from continuing operations, diluted	$(12,339)	$(26,276)	$4,332	$372,708	$19,789
Net (loss) income available to common stockholders, diluted	$(8,745)	$(44,460)	$18,220	$378,159	$30,818
(Loss) income from continuing operations per common share, diluted	$(0.04)	$(0.08)	$0.01	$0.85	$0.05
Net (loss) income per common share, diluted	$(0.02)	$(0.13)	$0.05	$0.86	$0.08
Balance sheet
Cash, cash equivalents and short-term investments	$1,067,847	$1,857,637	$1,466,287	$1,654,904	$1,211,467
Working capital	486,059	1,332,218	1,075,580	1,284,901	843,930
Total assets	2,269,349	2,854,394	2,449,723	2,761,858	2,293,358
Senior convertible debentures	125,668	600,000	600,000	600,000	600,000
Series B Preferred Stock	—	—	9,350	9,350	25,000
Total stockholders’ equity (e)	$1,087,528	$1,158,326	$1,104,650	$1,386,486	$963,364

(a)

In the first quarter of fiscal 2006, we adopted FASB Statement No. 123(R), which required us to record compensation expenses related to stock awards. For fiscal 2008, 2007 and 2006, compensation expense related to stock awards totaled $33.8 million, $34.3 million and $35.3 million, respectively. Prior years were not restated to include such expense.

(b)	In the first quarter of fiscal 2005, we recognized a gain of $447.6 million on a litigation settlement with Microsoft to settle potential anti-trust litigation.

(c)

Net revenue, gross profit and income (loss) from operations for all periods presented excludes the results of divested subsidiaries which were classified as discontinued operations (see Note E, “Divestitures,” in the consolidated financial statements contained in this report).

(d)

In May 2006, we adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which required us to recognize the cumulative effect of initially applying FIN 47 as a change in accounting principle.

(e)

As discussed in Note C, “Staff Accounting Bulletin No. 108,” to the consolidated financial statements contained in this report, in accordance with the provisions of SAB 108, we decreased beginning retained earnings at November 1, 2005 by approximately $19.2 million, from $984.1 million to $964.9 million, with the offset to additional paid-in capital, to record a cumulative after-tax stock-based compensation expense that should have been recognized in the consolidated financial statements during the period 1997 through 2005. Had the stock-based compensation expense been recognized in each of the years during that period, net income would have been reduced by $0.7 million in fiscal 2004, and $0.2 million in fiscal 2005.

As discussed in Note K, “Income Taxes,” in the consolidated financial statements contained in this report, in accordance with the provisions of FASB Interpretation No. 48, we decreased beginning retained earnings at November 1, 2007 by $1.4 million as part of our implementation of this standard.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Through our infrastructure software and ecosystem of business partnerships, we harmoniously integrate mixed IT environments, allowing people and technology to work as one. We deliver an interoperable Linux platform and a portfolio of integrated IT management software that helps customers worldwide reduce cost, complexity and risk. With our 25 years of experience and our vision of interoperability and flexibility, we deliver powerful, next-generation business infrastructures that are designed to enable our customers to stay competitive.

To best align our business with our strategy, we are organized into four business unit segments. Our business unit segments are Open Platform Solutions, Identity and Security Management, Systems and Resource Management, and Workgroup. Below is a revenue update on each of our business unit segments:

•

Within our Open Platform Solutions business unit segment, Linux and open source products remain an important growth area. During fiscal 2008, we established and expanded relationships with several strategic partners to increase the reach of both our server and desktop products, such as with Microsoft and SAP. Revenue from our Linux Platform Products increased 38% in fiscal 2008 compared to fiscal 2007. Services revenue also increased 1%, such that total revenue from our Open Platform Solutions business unit segment increased 29% in fiscal 2008 compared to fiscal 2007.

•

We continue to expand our position in the Identity and Security Management market by offering products that deliver a complete, integrated solution in the areas of security, compliance, and governance issues. Within this segment, revenue from our Identity and Access Management products increased 15% in fiscal 2008 compared to fiscal 2007. This product revenue increase was offset by services revenue declines of 28%, such that total revenue from our Identity and Security Management business unit segment decreased 5% in fiscal 2008 compared to fiscal 2007.

•

Systems and Resource Management products continue to be an important part of our product offering. Our strategy is to provide a complete “desktop to data center” offering, with leadership in virtualization for both Linux and mixed-source environments. Systems and Resource Management product revenue increased 15% in fiscal 2008 compared to fiscal 2007, of which 10% of the increase was from the March 2008 acquisition of PlateSpin. The overall product revenue increase was partially offset by services revenue declines of 18%, such that total revenue from our Systems and Resource Management business unit segment increased 10% in fiscal 2008 compared to fiscal 2007.

•

Our Workgroup revenue base is an important source of cash flow and provides us with a potential opportunity to sell additional products and services. We continued efforts to stabilize the decline of revenue from our legacy products, such as OES and NetWare-related products. Our revenue from Workgroup products decreased 2% in fiscal 2008, compared to fiscal 2007. In addition, services revenue was lower by 19%, such that total revenue from our Workgroup business unit segment decreased 4% in fiscal 2008 compared to fiscal 2007. Given the current economic environment these revenue declines may continue into fiscal 2009.

During the second quarter of fiscal 2008, we completed our acquisitions of PlateSpin and SiteScape (See the “Acquisitions” section below for more detail).

Our services offerings are focused on supporting product sales, not generating stand-alone revenue or profits, which is in line with our strategic initiatives. This includes focusing our services business on driving more profitable product revenue while leveraging our services capabilities internally and through third-party partners. Our results for fiscal 2008 showed signs of success in this initiative to shift to a more profitable revenue mix, which is reflected in our higher total gross profit and total gross profit margins for fiscal 2008, compared to fiscal 2007. Though total services revenue was down 20%, total product revenue was up 8%, resulting in a net increase in total net revenue of 3% in fiscal 2008 compared to fiscal 2007. Foreign currency exchange rate fluctuations and the PlateSpin acquisition each favorably impacted revenue by 2% during fiscal 2008, compared to fiscal 2007.

During fiscal 2008, we refined the improvements we have made in our sales, product development, and back office initiatives. In conjunction with these initiatives, we incurred $28.6 million of net restructuring expenses, which was above our previously announced range of $15 million to $25 million (See the “Restructuring Expenses” section below for more detail). While our initiatives and their implementation involve opportunities, risks, and challenges, barring unforeseen circumstances, we believe they position us well in this challenging environment.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

Given the current economic environment, we are cautious about our overall outlook for fiscal 2009. IT market growth rates are expected to slow, sales cycles are likely to extend and budgets for select IT investments may be reduced or delayed. But this uncertainty creates opportunities for us. For example, as customers seek to leverage and extend their IT investments, we believe our open and interoperable Linux and data center management solutions address our customer’s needs for reducing operating and technology costs within the data center. Additionally, the recent financial turmoil demands stricter requirements for regulation and audit, creating opportunities for certain of our products.

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

Revenue Recognition and Related Reserves

Our revenue is derived primarily from the sale of software licenses, software maintenance, upgrade protection, subscriptions of SUSE Linux Enterprise Server, technical support, training, and professional services. Our customers include: distributors, who sell our products to resellers, dealers, and VARs; OEMs, who integrate our products with their products or solutions; VARs, who provide solutions across multiple vertical market segments which usually include services; and end-users, who may purchase our products and services directly from us or from other partners or resellers. Except for our SUSE Linux product, distributors do not order to stock and only order products when they have an end customer order. With respect to our SUSE Linux product, distributors place orders and the product is then sold to end customers principally through the retail channel. OEMs report the number of copies duplicated and sold via an activity or royalty report. Software maintenance, upgrade protection, technical support, and subscriptions of SLES typically involve one to three year contract terms. Our standard practice is to provide customers with a 30-day general right of return. Such return provision allows for a refund and/or credit of any amount paid by our customers.

Revenue is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Staff Accounting Bulletin No. 104, “Revenue Recognition,” and related interpretations. When an arrangement does not require significant production, modification, or customization of software or does not contain services considered to be essential to the functionality of the software, revenue is recognized when the following four criteria are met:

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

•

Collection is probable — We perform a credit review of all customers with significant transactions to determine whether a customer is creditworthy and collection is probable. Prior credit history with us, credit reports, financial statements, and bank references are used to assess creditworthiness.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

In general, revenue for transactions that do not involve software customization or services considered essential to the functionality of the software is recognized as follows:

•	Software license fees for our SUSE Linux product are recognized when the product is sold to an end customer;

•	Software license fees for sales through OEMs are recognized upon receipt of license activity or royalty reports;

•	All other software license fees are recognized upon delivery of the software;

•	Software maintenance, upgrade protection, technical support, and subscriptions of SLES are recognized ratably over the contract term; and

•	Professional services, training and other similar services are recognized as the services are performed.

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

In the case of multiple-element arrangements that involve significant modification or customization of the software or involve services that are considered essential to the functionality of the software, contract accounting is applied. When Novell-specific objective evidence of fair value exists for software maintenance or technical support in arrangements requiring contract accounting, the professional services and license fees are combined and revenue is recognized on the percentage of completion basis. The percentage of completion is generally calculated using hours incurred to date relative to the total expected hours for the entire project. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. The maintenance or support fee is unbundled from the other elements and revenue is recognized ratably over the maintenance or support term. When Novell-specific objective evidence of fair value does not exist for software maintenance or support, then all revenue is deferred until completion of the professional services, at which time the entire fee is recognized ratably over the remaining maintenance or support period.

For consolidated statements of operations classification purposes only, we allocate the revenue first to those elements for which we have Novell-specific objective evidence of fair value, and any remaining recognized revenue is then allocated to those items for which we lack Novell-specific objective evidence of fair value.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

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

Microsoft Agreements-Related Revenue. On November 2, 2006, we entered into the Microsoft Agreements. Each of the agreements is scheduled to expire on January 1, 2012.

Under the Business Collaboration Agreement, we are marketing a combined offering with Microsoft. The combined offering consists of SLES and a subscription for SLES support along with Microsoft Windows Server, Microsoft Virtual Server and Microsoft Viridian, and is offered to customers desiring to deploy Linux and Windows in a virtualized setting. Microsoft made an upfront payment to us of $240 million for SLES subscription “certificates,” which Microsoft may use, resell or otherwise distribute over the term of the agreement, allowing the certificate holder to redeem single or multi-year subscriptions for SLES support from us (entitling the certificate holder to upgrades, updates and technical support). Microsoft agreed to spend $60 million over the term of the agreement for marketing Linux and Windows virtualization scenarios and also agreed to spend $34 million over the term of the agreement for a Microsoft sales force devoted primarily to marketing the combined offering. Microsoft agreed that for three years following the initial date of the agreement it will not enter into an agreement with any other Linux distributor to encourage adoption of other company’s Linux/Windows Server virtualization through a program substantially similar to the SLES subscription “certificate” distribution program.

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

•	Development of translators to improve interoperability between Microsoft Office and OpenOffice.org document formats; and

•	Collaboration on improving directory and identity interoperability and identity management between Microsoft Active Directory software and Novell eDirectory software.

Under the Technical Collaboration Agreement, Microsoft agreed to provide funding to help accomplish these broad objectives, subject to certain limitations.

Under the Patent Cooperation Agreement, Microsoft agreed to covenant with our customers not to assert its patents against our customers for their use of our products and services for which we receive revenue directly or indirectly, with certain exceptions, while we agreed to covenant with Microsoft’s customers not to assert our patents against Microsoft’s customers for their use of Microsoft products and services for which Microsoft receives revenue directly or indirectly, with certain exceptions. In addition, we and Microsoft each irrevocably released the other party, and its customers, from any liability for patent infringement arising prior to November 2, 2006, with certain exceptions. Both we and Microsoft have payment obligations under the Patent Cooperation Agreement. Microsoft made an upfront net balancing payment to us of $108 million, and we are making ongoing payments to Microsoft totaling a minimum of $40 million over the five-year term of the agreement based on a percentage of our Open Platform Solutions and Open Enterprise Server revenues.

As the three agreements are interrelated and were negotiated and executed simultaneously, for accounting purposes we considered all of the agreements to constitute one arrangement containing multiple elements. The SLES subscription purchases of $240 million were within the scope of SOP 97-2, and are being accounted for based on vendor specific objective evidence of fair value. We recognize the revenue ratably over the respective subscription terms beginning upon customer activation, or for subscriptions which expire un-activated, if any, we will recognize revenue upon subscription expiration. Objective evidence of the fair value of elements within the

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Patent Cooperation Agreement and Technical Collaboration Agreement did not exist. As such, we combined the $108 million for the Patent Cooperation Agreement payment and amounts we are receiving under the Technical Collaboration Agreement and are recognizing this revenue ratably over the contractual term of the agreements of five years. Our periodic payments to Microsoft will be recorded as a reduction of revenue. The contractual expenditures by Microsoft, including the dedicated sales force of $34 million and the marketing funds of $60 million, do not obligate us to perform, and, therefore, do not have an accounting consequence to us.

Long-lived Assets

Our long-lived assets include net fixed assets, long-term investments, goodwill, and other intangible assets. At October 31, 2008, our long-lived assets included $582.1 million of goodwill, $175.0 million of net property, plant and equipment, $53.3 million of identifiable intangible assets, and $15.0 million of long-term investments.

We periodically review our net property, plant and equipment and finite-lived intangible assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could indicate impairment include significant underperformance of the asset as compared to historical or projected future operating results, significant changes in the actual or intended use of the asset, or significant negative industry or economic trends. When we determine that the carrying value of an asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future cash flows. In determining whether an asset is impaired, we must make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, we may be required to record impairment charges for these assets.

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of August 1, or more frequently if events or changes in circumstances warrant, such as a material adverse change in the business. Goodwill is considered to be impaired when the carrying value of a reporting unit exceeds its estimated fair value. Indefinite-lived intangible assets are considered impaired if their carrying value exceeds their estimated fair value. Fair values are estimated using the combination of a discounted cash flow methodology and a market analysis and averaging the results. In assessing the recoverability of our goodwill and indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process requires subjective judgment at many points throughout the analysis. Changes in reporting units and changes to the estimates used in the analyses, including estimated future cash flows, could cause one or more of the reporting units or indefinite-lived intangibles to be valued differently in future periods. Future analysis could potentially result in a non-cash goodwill impairment charge of up to $582.1 million, the full amount of our goodwill, depending on the estimated value of the reporting units and the value of the net assets attributable to those reporting units at that time.

During the fourth quarters of fiscal 2008, 2007, and 2006, we completed our annual goodwill impairment reviews and determined that there was no goodwill impairment. These assessments are made at the reporting unit level, which are our four business unit segments, and therefore we could be subject to an impairment charge to goodwill if any one of our reporting units does not perform in line with forecasts in the future. In addition, changes in the assumptions used in the analyses could have changed the resulting outcomes. For example, to estimate the fair value of our reporting units at August 1, 2008, we made estimates and judgments about future cash flows based on our fiscal 2009 forecast and current long-range plans used to manage the business. These long-range estimates could change in the future depending on internal changes as well as external factors. Future changes in estimates could possibly result in a non-cash impairment charge that could have a material adverse impact on our results of operations.

Developed technology is generally amortized over three years as a cost of revenue. Customer relationships are amortized over one to three years as a sales expense. Most of our trademarks/trade names have indefinite lives and therefore are not amortized but are reviewed for impairment at least annually. During fiscal 2008, we recorded a $7.7 million impairment charge for developed technology intangible assets that we acquired but later determined that we would not utilize as initially planned. During fiscal 2007, we recorded a $3.9 million impairment charge for certain intangible assets we acquired as a part of the e-Security acquisition. During fiscal 2006, we recorded a $1.2 million impairment charge for certain intangible assets we acquired as a part of the Ximian acquisition.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Deferred Tax Assets

In accordance with applicable accounting standards, we regularly assess our ability to realize our deferred tax assets. Assessments of the realization of deferred tax assets require that management consider all available evidence, both positive and negative, and make significant judgments about many factors, including the amount and likelihood of future income. Based on all the available evidence, we continue to believe that it is more likely than not that most of our net deferred tax assets, and certain foreign deferred tax assets, are not currently realizable. In reaching this determination, we evaluated our three year cumulative results, our pre-tax losses for the third and fourth quarters of fiscal 2008, as well as the impacts that current economic conditions may have on our future results. As a result, we continue to provide a valuation reserve on our U.S. net deferred tax assets and certain foreign deferred tax assets. It is reasonably possible that we could reduce a significant portion of our valuation allowance in the near-term.

Valuation of Investments that do not have Active Markets

At October 31, 2008 and October 31, 2007, we held eight ARSs that are classified as long-term investments on our consolidated balance sheets. Contractual maturities for these ARSs are 16 years or greater with an interest rate reset date approximately every 28 days. Until the fourth quarter of fiscal 2007, the carrying value of our ARSs approximated fair value. With the liquidity issues experienced in the global credit and capital markets, our ARSs have experienced multiple failed auctions and the estimated market value of these securities is less than cost.

We estimated the fair value of these ARSs using a discounted cash flow analysis that considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of the future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) consideration of the time horizon that the market value of each security could return to its cost. We estimated that the fair market value of these securities at October 31, 2008 and October 31, 2007 was $11.1 million and $37.3 million, respectively.

During fiscal 2008, we recorded an other-than-temporary impairment charge of $28.7 million based on our assessment that it is likely that the fair value of the ARSs will not fully recover in the foreseeable future, given a combination of factors, including the duration, severity and continued declining trend of the fair value of these securities as well as a deterioration in some of the securities’ credit ratings. In connection with the other-than-temporary impairment charge, we reversed all of the $2.5 million of temporary impairment charges pertaining to these securities that were recorded in the “Accumulated other comprehensive income” line item in our consolidated balance sheet in fiscal 2007. Prior to the impairment charges, the original cost of these ARSs was $39.8 million.

The fair value of the ARSs could further change significantly in the future and we may be required to record additional other-than-temporary impairment charges if there are further reductions in fair value in future periods.

Loss Contingency Accruals and Restructurings

We are required to make accruals for certain loss contingencies related to litigation. We accrue these items in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), which requires us to accrue for losses we believe are probable and can be reasonably estimated; however, the estimation of the amount to accrue requires significant judgment. Litigation accruals require us to make assumptions about the future outcome of each case based on current information. During fiscal 2008 and 2006, we recorded a $1.8 million and $24.0 million adjustment, respectively, to increase accruals related to loss contingencies due to changes in facts and circumstances, respectively.

Prior to fiscal 2008, we evaluated our tax reserves under SFAS No. 5, which required us to accrue for losses we believed were probable and could be reasonably estimated. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

laws. The adoption of FIN 48 resulted in a $1.4 million non-cash adjustment to increase our reserves for unrecognized tax benefits and a reduction to beginning retained earnings. Our policy for interest and penalties related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Interest and penalties on tax reserves continue to be classified as income tax expense in our consolidated statements of operations.

When our restructurings include leased facilities, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we are required to make assumptions about future sublease income, which would offset our costs and decrease our accrual. During fiscal 2007 and 2006, we recorded net increases of $0.3 million and $1.2 million, respectively, to increase accruals related to facility reserves due to changes in facts and circumstances.

Share-based Payments

Under the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. We use the Black-Scholes model to value both service condition and performance condition option awards under SFAS No. 123(R). For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance or market conditions granted subsequent to our adoption of SFAS No. 123(R), we recognize stock-based compensation expense based on the graded-vesting method.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. The expected volatility rates are estimated based on historical and implied volatilities of our common stock. The expected term represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. We estimate pre-vesting forfeitures when recognizing stock-based compensation expense based on historical rates and forward-looking factors. We update these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.

We issue performance-based equity awards, typically to senior executives, which vest upon the achievement of certain financial performance goals, including revenue and income targets. Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of change. If the financial performance goals are not met, the award does not vest, so no compensation cost is recognized and any previously recognized stock-based compensation expense is reversed.

In the past, we issued market condition equity awards, typically to senior executives, the vesting of which is accelerated or contingent upon the price of our common stock meeting specified pre-established stock price targets. For awards granted prior to our adoption of SFAS No. 123(R), the fair value of each market condition award was estimated as of the grant date using the same option valuation model used for time-based options without regard to the market condition criteria. As a result of our adoption of SFAS No. 123(R), compensation cost is recognized over the estimated requisite service period and is not reversed if the market condition target is not met. If the pre-established stock price targets are achieved, any remaining expense on the date the target is achieved is recognized either immediately or, in situations where there is a remaining minimum time vesting period, ratably over that period.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, but we adopted it early in fiscal 2006.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Staff Accounting Bulleting No. 108 (Continued)

on the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to our application of the guidance in SAB 108, we consistently applied the roll-over method when quantifying financial statement misstatements.

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

The Audit Committee, together with its independent outside legal counsel, did not find any evidence of intentional wrongdoing by any of our former or current employees, officers or directors. We have determined, however, that we utilized incorrect measurement dates for some of the stock-based compensation awards granted during the review period. The incorrect measurement dates can be attributed primarily to the following reasons:

Administrative Corrections — In the period from fiscal 1997 to 2005, we corrected administrative errors identified subsequent to the original authorization by awarding stock options that we dated with the original authorization date. The administrative errors included incorrect lists of optionees, generally new hires who were inadvertently omitted from the lists of optionees because of the delayed updating of our personnel list, and miscalculations of the number of options to be granted to particular employees on approved lists.

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

Under APB No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) because the exercise prices of the stock options on the new measurement dates were, in some instances, lower than the fair market value of the underlying stock on such dates, we were required to record stock-based compensation expense for these differences. As a result, stock-based compensation expense in a

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Staff Accounting Bulleting No. 108 (Continued)

cumulative after-tax amount of approximately $19.2 million should have been reported in the consolidated financial statements for the fiscal years 1997 through 2005. After considering the materiality of the amounts of stock-based compensation and related income tax effects that should have been recognized in each of the applicable historic periods, including the interim periods of fiscal 2005 and 2006, we determined that the errors were not material to any prior period, on either a quantitative or qualitative basis, under our previous method for quantifying misstatements, the roll-over method. Therefore, we have not restated our consolidated financial statements for prior periods. In accordance with the provisions of SAB 108, we decreased beginning retained earnings at November 1, 2005 by approximately $19.2 million, from $984.1 million to $964.9 million, or a reduction of two percent, with the offset to additional paid-in capital in the consolidated balance sheet.

Acquisitions

PlateSpin

On March 26, 2008, we acquired 100% of the outstanding stock of PlateSpin, a leader in support solutions for complete workload lifecycle management and optimization for Windows, UNIX and Linux operating systems in the physical and virtual data center. The purchase price consisted of $204.1 million in cash, plus merger and transaction costs of $3.8 million. PlateSpin’s products have been integrated into our Systems and Resource Management business unit segment. PlateSpin’s results of operations were included in our consolidated financial statements beginning on the acquisition date.

SiteScape

On February 13, 2008, we acquired 100% of the outstanding stock of SiteScape, Inc. (“SiteScape”), a provider of open collaboration software, including Teaming + Conferencing products. The purchase price consisted of $18.5 million in cash, plus merger and transaction costs of $0.4 million. SiteScape’s products have been integrated into our Workgroup business unit segment. SiteScape’s results of operations were included in our consolidated financial statements beginning on the acquisition date.

Senforce

On August 1, 2007, we acquired 100% of the outstanding stock of Senforce Technologies, Inc. (“Senforce”), a provider of endpoint security management, for $20.0 million in cash, plus transaction costs of $0.2 million. Endpoint security management focuses on technology that provides data security for workstations, laptops or mobile devices in order to ensure that data cannot be accessed when they are lost or stolen. Senforce’s products have been integrated into our Identity and Security Management business unit segment. Senforce’s results of operations were included in our consolidated financial statements beginning on the acquisition date.

RedMojo

On November 17, 2006, we acquired 100% of the outstanding stock of RedMojo Inc. (“RedMojo”), a privately-held company that specialized in cross-platform virtualization management software tools. RedMojo’s products have been integrated into our Systems and Resource Management business unit segment. The purchase price was approximately $9.7 million in cash, plus merger and transaction costs of approximately $0.2 million. RedMojo’s results of operations were included in our consolidated financial statements beginning on the acquisition date.

e-Security

On April 19, 2006, we acquired 100% of the outstanding stock of e-Security, Inc. (“e-Security”), a privately-held company headquartered in Vienna, Virginia. e-Security provides security information, event management and compliance software. e-Security’s products are now part of our Identity and Security Management business unit segment. The purchase price was approximately $71.7 million in cash, plus transaction costs of $1.1 million. e-Security’s results of operations were included in our consolidated financial statements beginning on the acquisition date.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Divestitures

Discontinued operations

Our discontinued operations include the divestitures of our Cambridge Technology Partners (Switzerland) SA (“CTP Switzerland”), subsidiary in fiscal 2008, our Salmon Ltd. (“Salmon”) subsidiary in fiscal 2007 and our Celerant subsidiary in fiscal 2006. These subsidiaries were the final components of our general Business Consulting segment. Detailed discussions of each of these divestitures follows:

CTP Switzerland

On October 31, 2007, we signed an agreement to sell our CTP Switzerland subsidiary to a management-led buyout group for $0.8 million ($0.5 million was received at close on January 31, 2008, and an additional contingent payment of $0.3 million was received during the fourth quarter of fiscal 2008). No further payments are due from CTP Switzerland. As of January 31, 2008, we ceased shareholder and operational relationships with CTP Switzerland.

When we signed the agreement, we began classifying CTP Switzerland’s results as a discontinued operation in our consolidated statements of operations and reclassified our results of operations for the prior comparable period. In fiscal 2007, we recognized an estimated loss on disposal of $8.9 million resulting from the expected sale. During fiscal 2008, we recognized a gain on final liquidation of CTP Switzerland of $1.4 million, for a total net loss on the disposition of $7.4 million.

Salmon

On March 12, 2007, we sold our shares in Salmon to Okam Limited, a U.K. Limited Holding Company, for $4.9 million, plus an additional contingent payment of approximately $3.9 million to be received if Salmon meets certain cumulative future revenue targets by the end of our fiscal 2009. Of the $4.9 million, $2.9 million was received at the time of sale and the remaining $2.0 million was received during the second quarter of fiscal 2008. The $2.0 million was originally recorded as a receivable and included in the calculation of the gain recorded in the second quarter of fiscal 2007. During the fourth quarter of fiscal 2008 we received $1.2 million of the approximate $3.9 million contingent amount. As of the date of sale, we ceased further shareholder and operational relationships with Salmon. Salmon’s sale has been recorded as a component of discontinued operations in our consolidated statements of operations.

During the first quarter of fiscal 2007, we determined that it was more likely than not that Salmon would be sold. This determination triggered the need to test the $11.9 million of goodwill related to Salmon for impairment. Using an estimate of proceeds to be received upon sale as an indicator of Salmon’s fair value, we determined that $10.2 million of Salmon’s goodwill had become impaired, and was, therefore, written off during the quarter as a component of discontinued operations in the consolidated statement of operations. In addition, we also determined that $0.5 million of customer relationship intangible assets and $0.1 million of non-compete agreement intangible assets had become impaired and, therefore, were also written off in the first quarter of fiscal 2007.

In the second quarter of fiscal 2007, we recognized a gain on the consummation of the sale of approximately $0.6 million. Salmon’s results of operations are classified as a discontinued operation in our consolidated statements of operations.

Celerant

On May 24, 2006, we sold our shares in Celerant consulting to a group comprised of Celerant management and Caledonia Investments plc for $77.0 million in cash. Celerant consulting was acquired by us in fiscal 2001 as part of the Cambridge Technology Partners acquisition. There are no ongoing shareholder or operational relationships between us and Celerant consulting. The sale of Celerant consulting does not impact our professional services business. Celerant’s results of operations are classified as a discontinued operation in our consolidated statements of operations.

Celerant consulting is accounted for as a discontinued operation, and accordingly, its results of operations and the gain on the sale of Celerant consulting are reported separately in a single line item in our consolidated statement of operations.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Divestitures (Continued)

The results of discontinued operations (CTP Switzerland, Salmon and Celerant) for fiscal 2008, 2007, and 2006 are as follows:

	Fiscal Year Ended October 31,
	2008	2007	2006
	(In thousands)
CTP Switzerland net revenue	$6,566	$25,625	$26,877
Salmon net revenue	—	7,351	21,069
Celerant net revenue	—	—	83,341

	$6,566	$32,976	$131,287

CTP Switzerland income before taxes	$105	$739	$1,936
Salmon income before taxes	—	83	1,740
Celerant income before taxes	—	—	1,783

Income before taxes	105	822	5,459

Salmon impairment of long-lived assets	—	(10,848)	—
Salmon gain on sale	1,223	628	—
CTP Switzerland gain on sale	1,430	—	—
CTP Switzerland impairment of goodwill	—	(3,903)	—
CTP Switzerland impairment loss	—	(4,952)	—
Celerant gain on sale	—	—	11,117

Gain (loss) on discontinued operations	2,653	(19,075)	11,117
Income tax (benefit) expense on discontinued operations	(836)	(69)	1,561

Income (loss) from discontinued operations	$3,594	$(18,184)	$15,015

The net cash proceeds from the sale of our discontinued operations (CTP Switzerland, Salmon and Celerant) are as follows:

	Fiscal Year Ended October 31,
(In thousands)	2008	2007	2006
CTP Switzerland net cash distributions	$(2,667)	$—	$—
Salmon net cash proceeds	3,231	783	—
Celerant net cash proceeds	—	—	37,922

Net cash proceeds from sale of discontinued operations	$564	$783	$37,922

Sales of Subsidiaries

Our sales of subsidiaries include the divestitures of our Mexico subsidiary (“Mexico”) and our Argentina subsidiary (“Argentina”) in fiscal 2008, and our Japan Consulting Group (“JCG”) in fiscal 2006. Detailed discussions of each of these divestitures follows:

Mexico and Argentina subsidiaries

On July 1, 2008, we sold our Mexico and our Argentina subsidiaries to one of our Latin American distribution partners for a total of $6.6 million. Total selling costs for both subsidiaries were less than $0.1 million. As of October 31, 2008, the remaining receivable on our consolidated balance sheet for the sale of the subsidiaries consists of $0.3 million for Mexico and $0.1 million for Argentina. Payment of the remaining receivable will be made during the first quarter of fiscal 2009 after the final working capital adjustments are agreed upon. During fiscal 2008, we recorded a total loss on the sale of both subsidiaries of $3.7 million, which included a goodwill allocation of $1.5 million. These subsidiaries were primarily sales operations and sold products from our four business unit segments (See the table in Note J, “Goodwill and Intangible Assets” for the goodwill amounts allocated to each business unit segment).

We will continue to sell products to customers in these countries through the distribution partner. Accordingly, we will have continuing cash flows from these businesses and have not presented them as discontinued operations in our consolidated statements of operations.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Divestitures (Continued)

Japan Consulting Group

On August 10, 2006, we sold the JCG to Nihon Unisys, LTD (“Unisys”) for $4.0 million. $2.8 million of the selling price was paid at closing and $1.2 million was contingent upon certain key employees remaining employed by Unisys for the 12 month period after closing. In the fourth quarter of fiscal 2007, Unisys paid the contingent consideration of $0.2 million for each key employee that was still employed by Unisys at the end of the retention period, totaling $1.2 million. We recorded a loss of $8.3 million in fiscal 2006 related to the excess carrying amount of the JCG over its fair value, of which $7.1 million was to write off goodwill. We also recognized a gain of $1.2 million in fiscal 2007 related to contingent consideration.

The JCG is a key partner for us with respect to subcontracting consulting services. Likewise, cash flows from the JCG to us will continue as we are a subcontractor for the JCG. As a result of our continuing involvement, the JCG has not been presented as a discontinued operation.

The net cash (distributions) proceeds from the sale of our subsidiaries (Mexico, Argentina and the JCG) are as follows:

	Fiscal Year Ended October 31,
(In thousands)	2008	2007	2006
Mexico net cash distributed	$(13)	$—	$—
Argentina net cash distributed	(158)	—	—
JCG net cash proceeds	—	1,200	1,450

Net cash (distributions) proceeds from sale of subsidiaries	$(171)	$1,200	$1,450

Results of Operations – Fiscal 2008 as compared to Fiscal 2007

Revenue

We sell our software and services primarily to corporations, government entities, educational institutions, independent hardware and software vendors, resellers and distributors both domestically and internationally. In the consolidated statements of operations, we categorize revenue as software licenses, maintenance and subscriptions, and services. All prior periods have been reclassified to conform to the current year’s presentation. Software licenses revenue includes sales of proprietary licenses, upgrade licenses and certain royalties. Maintenance and subscriptions revenue includes product maintenance agreements, Linux subscriptions, and upgrade protection contracts. Services revenue includes professional services, technical support, and training.

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2008	2007
Software licenses	$189,655	$176,107	8%
Maintenance and subscriptions	613,063	564,354	9%
Services	153,795	192,038	(20)%

Total net revenue	$956,513	$932,499	3%

Revenue in our software licenses category increased in fiscal 2008 compared to fiscal 2007 primarily due to increased license revenue from our Systems and Resource Management products, which included $11.7 million of software license revenue from the acquisition of PlateSpin, which we acquired in March 2008 and from our Identity and Security Management products. These increases were offset somewhat by an anticipated decrease in combined OES and NetWare-related license revenue.

Maintenance and subscriptions revenue increased in fiscal 2008 compared to fiscal 2007 primarily due to increased revenue from our Linux Platform Products, which increased $33.1 million, or 38%, and from higher Systems and Resource Management and Identity and Security Management maintenance and subscriptions revenue. Workgroup maintenance and subscriptions revenue was basically flat in fiscal 2008 compared to fiscal 2007.

Services revenue decreased in fiscal 2008 compared to fiscal 2007 reflecting the impact of realigning our services business to be more efficient and product focused.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2008 as compared to Fiscal 2007 (Continued)

Foreign exchange rate fluctuations favorably impacted revenue by $21.9 million in fiscal 2008 compared to fiscal 2007, as measured by using beginning of fiscal year foreign currency exchange rates on non-U.S. dollar denominated revenue.

Our revenue by business unit segment for fiscal 2008 and fiscal 2007 is detailed below.

Net revenue in the Open Platform Solutions segment was as follows:

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2008	2007
Software licenses	$164	$197	(17)%
Maintenance and subscriptions	128,646	93,844	37%
Services	26,048	25,818	1%

Total net revenue	$154,858	$119,859	29%

Revenue from our Open Platform Solutions segment increased in fiscal 2008 compared to fiscal 2007 primarily due to Linux Platform Products, which increased maintenance and subscriptions revenue by $33.1 million, or 38%. Because much of the revenue we invoice is deferred and recognized over time, we consider invoicing, or bookings, to be a key indicator of current sales force performance and future revenue performance. For Linux Platform Products, invoicing decreased 33.1 million, or 16% in fiscal 2008 compared to fiscal 2007. This decrease was primarily due to the high invoicing levels of $73.3 million in the first quarter of fiscal 2007 that followed the November 2, 2006 signing of the Microsoft Agreements. In fiscal 2008, the SLES certificates distributed by Microsoft accounted for 42% of Linux Platform Products invoicing. These agreements are discussed in more detail above in the Critical Accounting Policies section, in the subsection entitled, “Microsoft Agreements-Related Revenue.”

Net revenue in the Identity and Security Management segment was as follows:

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2008	2007
Software licenses	$56,613	$50,506	12%
Maintenance and subscriptions	80,610	75,177	7%
Services	56,767	78,997	(28)%

Total net revenue	$193,990	$204,680	(5)%

Revenue from our Identity and Security Management segment decreased in fiscal 2008 compared to fiscal 2007 primarily due to lower services revenue reflecting the impact of realigning our services business as discussed above, partially offset by higher Identity and Access Management product revenue, which increased 15% during the period. Invoicing for Identity and Access Management products increased $29.1 million, or 25% in fiscal 2008 compared to fiscal 2007.

Net revenue in the Systems and Resource Management segment was as follows:

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2008	2007
Software licenses	$48,837	$35,234	39%
Maintenance and subscriptions	121,650	112,510	8%
Services	22,734	27,872	(18)%

Total net revenue	$193,221	$175,616	10%

Revenue from our Systems and Resource Management segment increased in fiscal 2008 compared to fiscal 2007 primarily as a result of $19.0 million of higher revenue from our PlateSpin and Senforce acquisitions. Senforce was acquired in the fourth quarter of fiscal 2007 and PlateSpin was acquired in the second quarter of fiscal 2008. Invoicing for Systems and Resource Management products increased 19% in fiscal 2008 compared to fiscal 2007.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2008 as compared to Fiscal 2007 (Continued)

Net revenue in the Workgroup segment was as follows:

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2008	2007
Software licenses	$84,041	$90,170	(7)%
Maintenance and subscriptions	282,157	282,823	—%
Services	48,246	59,351	(19)%

Total net revenue	$414,444	$432,344	(4)%

Revenue from our Workgroup segment decreased in fiscal 2008 compared to fiscal 2007 primarily from lower services revenue. Combined OES and NetWare-related revenue decreased $8.1 million, or 4%, partially offset by a $7.0 million, or 7%, increase in Collaboration revenue. Invoicing for the combined OES and NetWare-related products was basically flat in fiscal 2008 compared to fiscal 2007. Product invoicing for the Workgroup segment increased 1% in fiscal 2008 compared to fiscal 2007 after excluding the $108.0 million of invoicing in the first quarter of fiscal 2007 related to the November 2, 2006 signing of the Microsoft Agreements.

Deferred revenue

We had total deferred revenue of $730.1 million at October 31, 2008 compared to $767.7 million at October 31, 2007. Deferred revenue represents revenue that is expected to be recognized in future periods under maintenance contracts and subscriptions that are recognized ratably over the related contract periods, typically one to three years. Deferred revenue related to the Microsoft Agreements is recognized ratably over various related service periods, which can extend up to five years. The decrease in total deferred revenue of $37.6 million is primarily attributable to the recognition of Microsoft-related deferred revenue during fiscal 2008.

Gross profit

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2008	2007
Software licenses gross profit	$171,704	$157,602	9%
percentage of related revenue	91%	89%
Maintenance and subscriptions gross profit	$561,384	$514,839	9%
percentage of related revenue	92%	91%
Services gross profit	$(14,199)	$(196)	—%
percentage of related revenue	(9)%	—%
Total gross profit	$718,889	$672,245	7%
percentage of revenue	75%	72%

Higher gross profit and gross profit as a percentage of related revenue for fiscal 2008 compared to fiscal 2007 reflects the benefits of our prior restructuring actions, other cost reduction initiatives and favorable foreign currency exchange rate fluctuations. Our overall gross profit improvement also reflected the benefits of realigning our services business to be more product focused resulting in a change in revenue mix from negative margin services revenue to higher-margin product revenue as discussed above. Foreign currency exchange rate fluctuations during fiscal 2008 compared to fiscal 2007 favorably impacted total gross profit by $16.1 million.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2008 as compared to Fiscal 2007 (Continued)

Gross profit by business unit segment was as follows:

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2008	2007
Open Platform Solutions	$112,650	$80,921	39%
percentage of related revenue	73%	68%
Identity and Security Management	$113,917	$104,973	9%
percentage of related revenue	59%	51%
Systems and Resource Management	$159,929	$142,752	12%
percentage of related revenue	83%	81%
Workgroup	$345,270	$353,132	(2)%
percentage of related revenue	83%	82%
Common unallocated operating costs	$(12,877)	$(9,533)	35%
Total gross profit	$718,889	$672,245	7%
percentage of revenue	75%	72%

The changes in gross profit in each of our segments as a percentage of related revenue in fiscal 2008 compared to fiscal 2007 can be characterized as follows:

•	Open Platform Solutions — increased primarily due to higher revenue reflecting increased amounts of recognized revenue from the Microsoft Agreements, and cost containment efforts.

•	Identity and Security Management — increased primarily due to a more favorable mix of higher-margin product revenue and cost containment efforts.

•	Systems and Resource Management — increased primarily due to a more favorable mix of higher-margin product revenue.

•	Workgroup — increased as a percentage of revenue primarily due to cost containment efforts, but decreased in total dollars due to lower revenue.

Operating expenses

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2008	2007
Sales and marketing	$361,832	$346,777	4%
as a percent of net revenue	38%	37%
Product development	$198,149	$208,370	(5)%
as a percent of net revenue	21%	22%
General and administrative	$111,429	$127,118	(12)%
as a percent of net revenue	12%	14%
Restructuring expenses	$28,645	$43,097	(34)%
as a percent of net revenue	3%	5%
Impairment of intangible assets	$7,664	$3,851	99%
as a percent of net revenue	1%	—%
Loss (gain) on sale of subsidiaries	$3,694	$(1,200)	408%
as a percent of net revenue	—%	—%
Purchased in-process research and development	$2,700	$—	—%
as a percent of net revenue	—%	—%
Total operating expenses	$714,113	$728,013	(2)%
as a percent of net revenue	75%	78%

Sales and marketing expenses increased in fiscal 2008 compared to fiscal 2007 primarily due to $13.3 million of sales and marketing expenses from PlateSpin, which was acquired during the second quarter of fiscal 2008 and $10.6 million of unfavorable foreign currency exchange rate fluctuations. These increases were partially offset by cost reductions from our recent restructuring actions. Sales and marketing headcount was lower by 13 employees, or 1%, at the end of fiscal 2008 compared to fiscal 2007.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2008 as compared to Fiscal 2007 (Continued)

Product development expenses decreased in fiscal 2008 compared to fiscal 2007 reflecting the benefits of our strategic initiative of integrating our product development approach and balancing between on and offshore development locations. These expense decreases were partially offset by an additional $6.4 million of expense related to PlateSpin, as well as $3.8 million of unfavorable foreign currency exchange rate fluctuations. Product development headcount increased by 85 employees, or 6%, at the end of fiscal 2008 compared to fiscal 2007, due primarily to increases from the PlateSpin and SiteScape acquisitions.

General and administrative expenses decreased in fiscal 2008 compared to fiscal 2007 primarily due to the completion of our historical stock-based compensation review in the third quarter of fiscal 2007, which added $16.2 million of expenses in fiscal 2007. These decreases were partially offset by $2.2 million of general and administrative expenses related to PlateSpin and $1.9 million unfavorable foreign currency exchange rate fluctuations. General and administrative headcount was lower by 16 employees, or 3%, at the end of fiscal 2008 compared to fiscal 2007.

During fiscal 2008, we recorded net restructuring expenses of $28.6 million. This was comprised of $31.0 million in restructuring activities recognized during fiscal 2008 and $2.4 million in reductions of accruals for restructuring activities recorded in prior periods.

The restructuring actions undertaken during fiscal 2008 are a continuation of the restructuring plan that we began during the fourth quarter of fiscal 2006. The restructuring plan is related to our strategy to implement a comprehensive transformation of our business and to achieve competitive operating margins. This strategy had four main initiatives: 1) improving our sales model and sales staff specialization; 2) integrating our product development approach and balancing between on and offshore development locations; 3) improving our administrative and support functions; and 4) transforming our services business to be more efficient and product focused. Specific actions taken during fiscal 2008 included reducing our workforce by 364 employees. At October 31, 2008, our total headcount was approximately 4,000. We also vacated several facilities and terminated some service provider contracts.

In the third quarter of fiscal 2008, we acquired $12.0 million of developed technology, which was integrated into our Identity and Security Management business unit segment. During the fourth quarter of fiscal 2008, we completed our detailed internal reviews of the technology and determined that we would not utilize all of the acquired developed technology as initially planned. These reviews determined that only a portion of the acquired developed technology would be utilized in our products. We used discounted cash flow models to estimate the fair value of this acquired developed technology based upon the updated plans, and determined that $7.7 million had become impaired. This intangible asset was written down and the related charge was recorded as a component of operating expenses in the consolidated statements of operations during fiscal 2008. The entire $7.7 million impairment charge related to the Identity and Security Management business unit segment. As part of this review, it was determined that the estimated useful life of the remaining asset would be four years.

The impairment of intangible assets of $3.9 million in fiscal 2007 related to developed technology, customer relationship and trade name intangible assets acquired as a part of the e-Security acquisition. During fiscal 2007, as part of our periodic review of intangible assets, we determined that e-Security’s financial performance declined significantly and that its estimated future undiscounted direct cash flows would not be sufficient to cover the carrying value of its intangible assets. We used discounted cash flow models to estimate the value of e-Security’s intangible assets and determined that $2.5 million, $1.3 million and $0.1 million of e-Security’s developed technology, customer relationship and trade name intangible assets, respectively, had become impaired. These intangible assets were written down and the related charges were recorded as a component of operating expenses in the consolidated statements of operations during fiscal 2007. This entire $3.9 million impairment charge related to the Identity and Security Management business unit segment.

The fiscal 2008 loss on sale of subsidiaries resulted from the divestiture of our Mexico and Argentina subsidiaries discussed in the “Divestitures” section, above. The fiscal 2007 gain on sale of subsidiaries relates to the contingent earn-out received for the JCG, discussed in the “Divestitures” section, above.

Purchased in-process research and development of $2.7 million during fiscal 2008 related to the PlateSpin acquisition. At the acquisition date, PlateSpin was developing the next release of its three major products. These releases had not yet reached technological feasibility at the time of the acquisition. The purchased in-process research and development did not have any alternative future use and did not otherwise qualify for capitalization. As a result, this amount was expensed upon acquisition.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2008 as compared to Fiscal 2007 (Continued)

Foreign currency exchange rate fluctuations during fiscal 2008 compared to fiscal 2007 favorably impacted revenue by $21.9 million, unfavorably impacted operating expenses by $22.0 million and unfavorably impacted income (loss) from operations by $0.1 million.

Other income (expense), net

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2008	2007
Investment income	$71,640	$86,531	(17)%
as a percent of net revenue	7%	9%
Impairment of investments	$(30,024)	$—	—%
as a percent of net revenue	(3)%	—%
Gain on sale of venture capital funds	$—	$3,591	—%
as a percent of net revenue	—%	—%
Interest expense and other, net	$(23,514)	$(25,939)	9%
as a percent of net revenue	(2)%	(3)%
Total other income, net	$18,102	$64,183	(72)%
as a percent of net revenue	2%	7%

Investment income includes income from short- and long-term investments. Investment income for fiscal 2008 decreased compared to fiscal 2007 due primarily to a decrease in cash, cash equivalents and short-term investments resulting primarily from the PlateSpin acquisition, repurchases of our 0.50% senior convertible debentures due 2024 (“Debentures”), our stock repurchase program, and lower interest rates.

During fiscal 2008, we recorded an other-than-temporary impairment charge of $28.7 million related to our Auction Rate Securities (“ARSs”). For further information see the “Liquidity and Capital Resources” section below. We hold $1.5 million of Lehman Brothers’ corporate notes. As a result of Lehman Brothers’ bankruptcy announcement, a $1.3 million other-than-temporary charge was recorded in fiscal 2008 related to this security.

During the first quarter of fiscal 2007, we sold the final portion of our venture capital funds, resulting in a gain of $3.6 million.

Interest expense and other, net for fiscal 2008 decreased compared to fiscal 2007 due primarily from the Debenture repurchases, which resulted in a $4.6 million gain and from lower interest expense. At October 31, 2008, we had repurchased $474.3 million of the original $600 million of Debentures.

Income tax expense on income from continuing operations

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2008	2007
Income tax expense	$35,217	$34,691	2%
Effective tax rate	154%	412%

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires that we record deferred tax assets and liabilities based upon the future tax consequence of differences between the book and tax basis of assets and liabilities, and other tax attributes. SFAS No. 109 also requires that we assess the ability to realize deferred tax assets based upon a “more likely than not” standard and provide a valuation allowance for any tax assets not deemed realizable under this standard.

Due to the utilization of a significant amount of our net operating loss carryforwards in previous years, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of SFAS No. 123(R) in fiscal 2006, we elected to follow the tax ordering laws to determine the sequence in which deductions, net operating loss carryforwards, and tax credits are utilized. Accordingly, during fiscal 2008 a tax benefit of $18.5 million was credited to additional paid-in capital reflecting a $20.8 million tax benefit relating to stock options for current year exercises and utilization of previously reserved net operating losses and tax credits, partially offset by a $2.3 million adjustment for prior year tax filings. During fiscal 2008, a tax benefit relating to the utilization of previously reserved acquired net operating losses of $5.0 million was credited to goodwill.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2008 as compared to Fiscal 2007 (Continued)

As of October 31, 2008, we had $132.7 million in net operating loss carryforwards from acquired companies that will expire in years 2018 through 2026. These loss carryforwards from acquired companies can be utilized to offset future taxable income, but are subject to certain annual limitations. The benefit of the use of these loss carryforwards will be recorded to first reduce goodwill relating to the acquisition, second to reduce other non-current intangible assets relating to the acquisition, and third to reduce income tax expense. In addition, we have approximately $189.8 million of foreign loss carryforwards, of which $7.5 million, $5.4 million, and $13.1 million are subject to expiration in years 2009, 2010, and 2011-2028, respectively. The remaining losses do not expire. We have $83.4 million in capital loss carryforwards, which, if not utilized, will expire in fiscal years 2009 through 2012. We have foreign tax credit carryforwards of $33.8 million that expire between fiscal years 2009 and 2017, general business credit carryforwards of $89.2 million that expire between fiscal years 2010 and 2027, and alternative minimum tax credit carryforwards of $11.1 million that do not expire. We also have various state net operating loss and credit carryforwards that expire in accordance with the respective state statutes.

As of October 31, 2008, deferred tax assets of approximately $16.8 million pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. If realized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders’ equity. Additionally, deferred tax assets of $58.0 million relate to acquired entities. These acquired deferred tax assets are subject to limitation under the change of ownership rules of the Internal Revenue Code and have a full valuation allowance. Approximately $38.9 million of future tax benefit relating to these deferred tax assets will be recorded to first reduce goodwill relating to the acquisition, second to reduce other non-current intangible assets relating to the acquisition, and third to reduce income tax expense.

The effective tax rate for fiscal 2008 differs from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, and differences between the book and tax treatment of certain income items on which a valuation allowance has been recorded. The effective tax rate on continuing operations for fiscal 2008 was 153.9% compared to an effective tax rate of 412.2% for the same period in fiscal 2007. Included in the fiscal 2008 effective tax rate are $3.3 million in adjustments related to settlements of prior period audits and tax filings. The effective tax rate for fiscal 2008 differs from the effective tax rate for fiscal 2007 because, even though we had losses from continuing operations in fiscal 2007, we had income tax expense resulting primarily from the use of previously reserved U.S. net operating loss carryovers.

In accordance with determinations made pursuant to the applicable accounting standards, we continue to believe that it is more likely than not that most of our net deferred tax assets will not be realized based on all available evidence. As a result, we have provided a valuation allowance on those U.S. net deferred tax assets. In reaching this determination, we evaluated our three-year cumulative results, our pre-tax losses for the third and fourth quarters of fiscal 2008, as well as the impacts that current economic conditions may have on our future results. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in capital. It is reasonably possible that we could reduce a significant portion of our valuation allowance in the near-term. The valuation allowance on deferred tax assets increased by $0.8 million in fiscal 2008 primarily due to stock-based compensation and other originating assets, new acquisitions, and changes in our deferred tax liabilities. During the fiscal year, we reduced our deferred tax asset and valuation allowance by $33.2 million for certain operating losses and credits that are not valid in the future as a result of tax law limitations.

We have not provided deferred taxes relative to undistributed earnings of foreign subsidiaries as such undistributed earnings are considered to be indefinitely reinvested. Prior to this fiscal year, we had provided deferred taxes on the undistributed earnings of certain foreign subsidiaries, but such deferred taxes were reversed during the current fiscal year based on our assertion to remain indefinitely reinvested in all foreign subsidiaries. We consider the earnings to be indefinitely reinvested based on management’s overall business strategy, including anticipated future uses of global cash balances. We will calculate any potential future tax liabilities relating to these undistributed foreign earnings if we no longer meet the criteria to remain indefinitely reinvested. Total undistributed earnings of approximately $328.6 million at October 31, 2008 may become taxable upon their remittance as dividends or upon the sale or liquidation of these foreign subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2008 as compared to Fiscal 2007 (Continued)

Prior to fiscal 2008, we evaluated our tax reserves under SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 5 required us to accrue for losses we believed were probable and could be reasonably estimated. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The adoption of FIN 48 resulted in a $1.4 million non-cash adjustment to increase our reserves for unrecognized tax benefits and a reduction to beginning retained earnings. Our policy for interest and penalties related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Interest and penalties on tax reserves continue to be classified as income tax expense in our consolidated statements of operations.

As of November 1, 2007, we had reserves for unrecognized tax benefits totaling $55.1 million, including the $1.4 million effect of adopting FIN 48, of which $35.7 million would favorably impact our effective tax rate if recognized. As of October 31, 2008, we had reserves for unrecognized tax benefits totaling $49.9 million, of which $33.5 million would favorably impact the effective tax rate if recognized. The $5.2 million decrease in reserves for unrecognized tax benefits during the fiscal year relates primarily to benefits recognized as a result of the lapse of statutes of limitations, settlements with tax authorities, and changes to measurement of existing uncertain tax positions for changes in foreign exchange rates, partially offset by increases for unrecognized tax benefits originating during the year.

During fiscal 2008, we accrued approximately $2.5 million in interest related to unrecognized tax benefits, partially offset by a $2.2 million reduction in accrued interest attributable to the decrease in unrecognized tax benefits in which the statute of limitations lapsed during the year. We had approximately $7.1 million and $7.4 million accrued for the payment of interest related to unrecognized to benefits as of November 1, 2007 and October 31, 2008, respectively.

We have recorded a $39.7 million liability for unrecognized tax benefits and related interest in the line item, “Other long-term liabilities” on our consolidated balance sheet. The remaining $1.2 million of unrecognized tax benefits and related interest has been recorded in the line item, “Income taxes payable,” in the consolidated balance sheet.

The difference between the total unrecognized tax benefits and those affecting the effective tax rate is due to certain unrecognized tax benefits that would impact our deferred taxes if recognized. As of October 31, 2008, we believe it is reasonably possible that $1.2 million of unrecognized tax benefits will decrease within the next 12 months as the result of statute of limitations expiring in various jurisdictions. We do not believe that the favorable $1.2 million decrease in unrecognized tax benefits would significantly impact the effective tax rate in any one period.

We conduct business globally and, as a result, one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. During January 2008, the U.S. Internal Revenue Service opened an examination for fiscal 2005 and 2006. In addition, we are at various stages in examinations in some foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years prior to fiscal 1998 or non-U.S. income tax examinations for years prior to fiscal 2004.

Net loss components

	Fiscal Year Ended October 31,
(In thousands)	2008	2007
Loss from continuing operations	$(12,339)	$(26,276)
Income (loss) from discontinued operations, net of tax	3,594	(18,184)

Net loss	$(8,745)	$(44,460)

Discontinued operations relates to the sales of CTP Switzerland and Salmon, discussed in the “Divestitures” section, above.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2007 as compared to Fiscal 2006

	Fiscal Year Ended October 31,		Change
(Dollars In thousands)	2007	2006
Software licenses	$176,107	$173,678	1%
Maintenance and subscriptions	564,354	536,993	5%
Services	192,038	208,660	(8)%

Total net revenue	$932,499	$919,331	1%

Revenue in our software licenses category increased in fiscal 2007 compared to fiscal 2006 primarily due to increased license revenue from our Identity and Security Management products and increased license revenue from our Systems and Resource Management products as a result of the acquisition of Senforce. These increases were offset somewhat by an anticipated decrease in combined OES and NetWare-related license revenue.

Maintenance and subscriptions revenue increased in fiscal 2007 compared to fiscal 2006 primarily due to increased revenue from our Linux Platform Products, which increased $39.1 million, or 81%.

Services revenue decreased in fiscal 2007 compared to fiscal 2006 primarily due to decreased services revenue related to our Identity and Security Management and Workgroup products.

Foreign exchange rate fluctuations favorably impacted revenue by $15.2 million in fiscal 2007 compared to fiscal 2006.

Our revenue by business unit segment for fiscal 2007 and fiscal 2006 is detailed below.

Net revenue in the Open Platform Solutions segment was as follows:

	Fiscal Year Ended October 31,		Change
(Dollars In thousands)	2007	2006
Software licenses	$197	$605	(67)%
Maintenance and subscriptions	93,844	55,810	68%
Services	25,818	17,046	51%

Total net revenue	$119,859	$73,461	63%

Revenue from our Open Platform Solutions segment increased in fiscal 2007 compared to fiscal 2006 primarily due to increased Linux Platform Products revenue, which increased $39.1 million, or 81%, due to the impact of the Microsoft Agreements. In addition, Open Platform Solutions-related services revenue increased in fiscal 2007 compared to fiscal 2006. For Linux Platform Products, invoicing increased 200% in fiscal 2007 compared to fiscal 2006, including the impact of the Microsoft Agreements.

Net revenue in the Identity and Security Management segment was as follows:

	Fiscal Year Ended October 31,		Change
(Dollars In thousands)	2007	2006
Software licenses	$50,506	$46,190	9%
Maintenance and subscriptions	75,177	77,054	(2)%
Services	78,997	86,645	(9)%

Total net revenue	$204,680	$209,889	(2)%

Revenue from our Identity and Security Management segment decreased in fiscal 2007 compared to fiscal 2006 primarily due to decreased revenue from Identity and Security Management-related services. Invoicing for Identity and Access Management products increased 11% in fiscal 2007 compared to fiscal 2006.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2007 as compared to Fiscal 2006 (Continued)

Net revenue in the Systems and Resource Management segment was as follows:

	Fiscal Year Ended October 31,		Change
(Dollars In thousands)	2007	2006
Software licenses	$35,234	$30,839	14%
Maintenance and subscriptions	112,510	115,342	(2)%
Services	27,872	28,052	(1)%

Total net revenue	$175,616	$174,233	1%

Revenue from our Systems and Resource Management segment increased in fiscal 2007 compared to fiscal 2006 primarily due to revenue from the acquisition of Senforce in the fourth quarter of fiscal 2007. Invoicing increased 3% in fiscal 2007 compared to fiscal 2006.

Net revenue in the Workgroup segment was as follows:

	Fiscal Year Ended October 31,		Change
(Dollars In thousands)	2007	2006
Software licenses	$90,170	$96,044	(6)%
Maintenance and subscriptions	282,823	288,787	(2)%
Services	59,351	72,703	(18)%

Total net revenue	$432,344	$457,534	(6)%

Revenue from our Workgroup segment decreased in fiscal 2007 compared to fiscal 2006 primarily due to a decrease in combined OES and NetWare-related revenue of 15% and decreased revenue from services. The decrease in the combined OES and NetWare-related revenue was at the lower end of our anticipated 15%-20% year-over-year revenue decline due in part to revenue from our Novell Open Workgroup Suite offering. Invoicing for the Workgroup products decreased by 7% in fiscal 2007 compared to fiscal 2006, excluding the impact of the Microsoft Agreements.

Revenue from Business Consulting was $4.2 million in fiscal 2006. Business Consulting in fiscal 2006 was comprised of the JCG, which was divested during fiscal 2006 (See the “Divestitures” section above for more detail). As noted above, results of operations for CTP Switzerland and Salmon (previous components of Business Consulting) are classified as discontinued operations in our statements of operations.

Gross profit

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2007	2006
Software licenses gross profit	$157,602	$155,517	1%
percentage of related revenue	89%	90%
Maintenance and subscriptions gross profit	$514,839	$487,313	6%
percentage of related revenue	91%	91%
Services gross profit	$(196)	$(4,511)	96%
percentage of related revenue	—%	(2)%
Total gross profit	$672,245	$638,319	5%
percentage of revenue	72%	69%

Gross profit from software licenses and maintenance and subscriptions as a percentage of related revenue in fiscal 2007 remained relatively flat compared to fiscal 2006. The negative gross profit from services as a percentage of related revenue in fiscal 2007 improved compared to fiscal 2006 primarily due to better services margins. Our services offerings are focused on supporting product sales, rather than generating stand-alone revenue or profits, in line with our strategic initiatives.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2007 as compared to Fiscal 2006 (Continued)

Gross profit by business unit segment was as follows:

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2007	2006
Open Platform Solutions	$80,921	$43,604	86%
percentage of related revenue	68%	59%
Identity and Security Management	$104,973	$102,381	3%
percentage of related revenue	51%	49%
Systems and Resource Management	$142,752	$142,046	—%
percentage of related revenue	81%	82%
Workgroup	$353,132	$357,238	(1)%
percentage of related revenue	82%	78%
Business Consulting	$—	$1,749	—%
percentage of related revenue	—%	42%
Common unallocated operating costs	$(9,533)	$(8,699)	(10)%
Total gross profit	$672,245	$638,319	5%
percentage of revenue	72%	69%

The changes in gross profit in each of our segments as a percentage of related revenue in fiscal 2007 compared to fiscal 2006 can be characterized as follows:

•	Open Platform Solutions — increased primarily due to higher related revenue and the related economies of scale, due in part to the impact of the Microsoft Agreements.

•	Identity and Security Management — increased primarily due to improved profitability from services and lower royalty costs.

•	Systems and Resource Management — remained relatively flat.

•	Workgroup — increased as a percentage of revenue primarily due to lower services costs, but decreased in total dollars due to lower revenue.

•

Business Consulting — eliminated with the sale of the JCG in fiscal 2006. As noted above, results of operations for CTP Switzerland and Salmon (previous components of Business Consulting) are classified as discontinued operations in our statements of operations.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2007 as compared to Fiscal 2006 (Continued)

Operating expenses

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2007	2006
Sales and marketing	$346,777	$353,750	(2)%
as a percent of net revenue	37%	38%
Product development	$208,370	$180,380	16%
as a percent of net revenue	22%	20%
General and administrative	$127,118	$126,924	—%
as a percent of net revenue	14%	14%
Restructuring expenses	$43,097	$4,405	878%
as a percent of net revenue	5%	—%
Impairment of intangible assets	$3,851	$1,230	213%
as a percent of net revenue	—%	—%
(Gain) loss on sale of subsidiaries	$(1,200)	$8,273	(115)%
as a percent of net revenue	—%	1%
Purchased in-process research and development	$—	$2,110	—%
as a percent of net revenue	—%	—%
Gain on sale of property, plant and equipment, net	$—	$(5,968)	—%
as a percent of net revenue	—%	(1)%
Executive termination benefits	$—	$9,409	—%
as a percent of net revenue	—%	1%
Total operating expenses	$728,013	$680,513	7%
as a percent of net revenue	78%	74%

Sales and marketing expenses decreased in fiscal 2007 compared to fiscal 2006 primarily due to tighter expense control and a $1.8 million decrease in stock-based compensation expense resulting from lower levels of executive awards. Sales and marketing headcount was approximately 132 employees, or 12%, lower at the end of fiscal 2007 compared to the end of fiscal 2006.

Product development expenses increased in fiscal 2007 compared to fiscal 2006 in each of our business unit segments primarily due to planned incremental spending related to our strategic initiative to reduce future costs and optimize our product development efforts, an increase in stock-based compensation expense of $1.7 million, and additional expenses due to acquisitions during fiscal 2007. Product development headcount increased by approximately 7 employees, or less than 1%, at the end of fiscal 2007 compared to the end of fiscal 2006.

General and administrative expenses increased in fiscal 2007 compared to fiscal 2006 due primarily to higher legal fees, $11.8 million of expenses related to our review of our historical stock-based compensation practices, which was completed in May 2007, and unfavorable foreign currency exchange rate fluctuations. These increases were offset somewhat by a decrease of $0.9 million in stock-based compensation expense during fiscal 2007. General and administrative headcount was lower by approximately 47 employees, or 7%, at the end of fiscal 2007 compared to the end of fiscal 2006.

The restructuring actions undertaken during fiscal 2007 were a continuation of the restructuring plan that we began during the fourth quarter of fiscal 2006. During fiscal 2007 we incurred net restructuring charges of $43.1 million, compared to $4.4 million in fiscal 2006. The restructuring plan is related to our strategy to implement a comprehensive transformation of our business and to achieve competitive operating margins. This strategy had four main initiatives: 1) improving our sales model and sales staff specialization; 2) integrating our product development approach and balancing between on and offshore development locations; 3) improving our administrative and support functions; and 4) transforming our services business to be more efficient and product focused. During fiscal 2007 we reduced our workforce by 619 employees compared to 24 employees during fiscal 2006. At October 31, 2007, our total headcount was approximately 4,100. During fiscal 2007 we also vacated several facilities and terminated a service provider contract.

The impairment of intangible assets of $3.9 million in fiscal 2007 related to developed technology, customer relationship and trade name intangible assets acquired as a part of the e-Security acquisition. During fiscal 2007, as part of our periodic review of intangible assets, we determined that e-Security’s financial performance declined significantly and that its estimated future undiscounted direct cash flows would not be sufficient to cover the carrying value of its intangible assets. We used discounted cash flow models to

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2007 as compared to Fiscal 2006 (Continued)

estimate the value of e-Security’s intangible assets and determined that $2.5 million, $1.3 million and $0.1 million of e-Security’s developed technology, customer relationship and trade name intangible assets, respectively, had become impaired. These intangible assets were written down and the related charges were recorded as a component of operating expenses in the consolidated statements of operations during fiscal 2007. The entire $3.9 million impairment charge related to the Identity and Security Management business unit segment.

The impairment of intangible assets of $1.2 million in fiscal 2006 related to our Ximian trademark/trade name intangible assets that ceased being utilized in the fourth quarter of fiscal 2006 and no longer had any value.

The fiscal 2007 gain on sale of subsidiaries of $1.2 million relates to the contingent earn-out received for the JCG, discussed in the “Divestitures” section, above. The $8.3 million fiscal 2006 loss on sale of subsidiaries relates to the loss on the sale of the JCG.

Purchased in-process research and development of $2.1 million during fiscal 2006 related to the e-Security acquisition. At the acquisition date, e-Security was developing its next release of its major product. This release had not yet reached technological feasibility at the time of the acquisition. The purchased in-process research and development did not have any alternative future use and did not otherwise qualify for capitalization. As a result, this amount was expensed upon acquisition.

During fiscal 2006, we recognized a $6.0 million gain on the sale of our two corporate aviation assets and certain corporate real estate assets.

The executive termination benefits related to the termination of our former Chief Executive Officer and Chief Financial Officer by our Board of Directors during the third quarter of fiscal 2006. They received benefits pursuant to their severance arrangements totaling $9.4 million, of which approximately $2.7 million of the expense related to stock-based compensation and $6.7 million related to severance and other benefits.

Foreign currency exchange rate fluctuations during fiscal 2007 compared to fiscal 2006 favorably impacted revenue by $15.2 million, unfavorably impacted operating expenses by $19.9 million and unfavorably impacted income (loss) from operations by $4.7 million.

Other income (expense), net

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2007	2006
Investment income	$86,531	$60,899	42%
as a percent of net revenue	9%	7%
Impairment of investments	$—	$(1,480)	—%
as a percent of net revenue	—%	—%
Gain on sale of venture capital funds	$3,591	$17,953	(80)%
as a percent of net revenue	—%	2%
Interest expense and other, net	$(25,939)	$(7,998)	(224)%
as a percent of net revenue	(3)%	(1)%
Total other income, net	$64,183	$69,374	(7)%
as a percent of net revenue	7%	8%

Investment income includes income from short- and long-term investments. Investment income for fiscal 2007 increased compared to fiscal 2006 due to higher interest rates and increased cash balances primarily from $355.6 million of cash received from the Microsoft Agreements.

During fiscal 2006, we recorded a $1.5 million other-than-temporary impairment charge related to some of our long-term investments related to our venture capital funds.

During the fourth quarter of fiscal 2006, we sold all of our rights, titles, interests and obligations for 22 of our 23 venture capital funds, which were classified in long-term investments in the consolidated balance sheet, for total proceeds of $71.3 million and a gain of $18.0 million. The sale of one-half of one fund closed in fiscal 2006, and the sale of the remaining one-half of that fund closed at the beginning of fiscal 2007, resulting in an additional gain in fiscal 2007 of $3.6 million on proceeds of $5.0 million. The remaining venture capital fund that was not sold has a book value of zero.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2007 as compared to Fiscal 2006 (Continued)

Interest expense and other, net for fiscal 2007 increased compared to fiscal 2006 due primarily to additional interest expense on our Debentures. Due to the voluntary review of our historical stock-based compensation practices that was announced in August 2006 and not completed until May 2007, we did not file our third quarter fiscal 2006 Form 10-Q, fiscal 2006 Form 10-K, and first quarter fiscal 2007 Form 10-Q in a timely manner. In September 2006, we received a letter from Wells Fargo Bank, N.A., the trustee of our Debentures, which asserted that we were in default under the indenture because of the delay in filing our Form 10-Q for the period ended July 31, 2006. The letter stated that the asserted default would not become an “event of default” under the indenture if we cured the default within 60 days after the date of the notice. We believe that this above-mentioned notice of default was invalid and without merit because the indenture only requires us to provide the trustee copies of SEC reports within 15 days after such filings are actually made. However, in order to avoid the expense and uncertainties of further disputing whether a default under the indenture had occurred, we solicited consents from the holders of the Debentures to proposed amendments to the indenture that would give us until Thursday, May 31, 2007 to become current in our SEC reporting obligations and a waiver of rights to pursue remedies available under the indenture with respect to any default caused by our not filing SEC reports timely. On November 9, 2006, we received consents from the holders of the Debentures, and therefore we and the trustee entered into a first supplemental indenture implementing the proposed amendments described in the consent solicitation statements. Under the terms of the consent solicitation and first supplemental indenture, we paid an additional 7.3% per annum, or $44.0 million, in special interest on the Debentures from November 9, 2006 to, but excluding November 9, 2007. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), since the change in the terms of the Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification of debt and not an extinguishment of debt, and therefore the additional $44.0 million of special interest payments is expensed over the period from November 9, 2006 through July 15, 2009, the date the Debentures are first callable by either party. During the period of November 9, 2006 through July 15, 2009, the new effective interest rate on this debt, including the $44.0 million, is 3.2%. The $44.0 million of special interest payments were paid over three periods. Payments of $8.1 million, $22.0 million and $13.9 million occurred in January 2007, July 2007, and January 2008, respectively. In addition, we expensed approximately $1.5 million in fees paid to Citigroup for work performed on the consent process. On May 25, 2007, we filed our delinquent reports bringing us current with our SEC reporting obligations.

During fiscal 2007 and 2006, we incurred interest expense of $22.0 million and $6.0 million, respectively, including the amortization of deferred financing costs, related to the Debentures.

Income tax expense on income from continuing operations

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2007	2006
Income tax expense	$34,691	$22,642	53%
Effective tax rate	412%	83%

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. In addition to the income taxes provided for continuing operations noted above, we received an income tax benefit from discontinued operations of less than $0.1 million in fiscal 2007 and provided for an income tax expense from discontinued operations of $1.6 million in fiscal 2006.

Due to the utilization of a significant amount of our net operating loss carryforwards in prior years, substantially all of the tax benefit received from the use of our remaining net operating loss carryforwards to offset U.S. taxable income in fiscal 2007 and fiscal 2006 was credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefit associated with stock-based compensation is also credited to additional paid-in capital. In connection with our adoption of SFAS No. 123(R), we elected to follow the tax ordering rules to determine the sequence in which deductions and net operating loss carryforwards are utilized. Accordingly, during fiscal 2007, a tax benefit relating to stock options of $13.1 million was credited to additional paid-in capital and a benefit of $4.9 million was credited to goodwill. During fiscal 2006, a tax benefit relating to stock options of $15.3 million was credited to additional paid-in capital and a benefit of $6.6 million was credited to goodwill.

The effective tax rates for fiscal 2007 and fiscal 2006 differ from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, non-deductible expenses, and differences between the book and tax treatment of

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2007 as compared to Fiscal 2006 (Continued)

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

Net (loss) income components

	Fiscal Year Ended October 31,
(In thousands)	2007	2006
(Loss) income from continuing operations	$(26,276)	$4,538
(Loss) income from discontinued operations, net of tax	(18,184)	15,015
Cumulative effect of change in accounting principle	—	(897)

Net (loss) income	$(44,460)	$18,656

Discontinued operations relates to the sales of CTP Switzerland, Salmon and Celerant consulting, discussed in the “Divestitures” section, above.

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

Restructuring Expenses

Fiscal 2008

During fiscal 2008, we recorded net restructuring expenses of $28.6 million. This was comprised of $31.0 million in restructuring activities recognized during fiscal 2008 and $2.4 million in reductions of accruals for restructuring activities recorded in prior periods.

The restructuring actions undertaken during fiscal 2008 are a continuation of the restructuring plan that we began during the fourth quarter of fiscal 2006. The restructuring plan is related to our strategy to implement a comprehensive transformation of our business and to achieve competitive operating margins. This strategy had four main initiatives: 1) improving our sales model and sales staff specialization; 2) integrating our product development approach and balancing between on and offshore development locations; 3) improving our administrative and support functions; and 4) transforming our services business to be more efficient and product focused. Specific actions taken during fiscal 2008 included reducing our workforce by 364 employees. At October 31, 2008, our total headcount was approximately 4,000. We also vacated several facilities and terminated some service provider contracts.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Expenses (Continued)

The following table summarizes the activity related to the fiscal 2008 restructuring:

(In thousands)	Severance and Benefits	Excess Facilities	Other Restructuring Related Costs	Total
Original reserve	$25,583	$3,492	$1,949	$31,024
Cash payments	(10,893)	(2,213)	(1,576)	(14,682)
Non-cash adjustments	37	(41)	(144)	(148)

Balance at October 31, 2008	$14,727	$1,238	$229	$16,194

The remaining unpaid balance as of October 31, 2008 is primarily for severance, which will be paid over the next twelve months, and lease costs for redundant facilities, which will be paid over the respective remaining contract terms, the longest of which extends to 2013.

Fiscal 2007

During fiscal 2007, we recorded net restructuring expenses of $43.1 million, of which $43.3 million related to restructuring activities recognized during fiscal 2007 and $0.2 million related to net releases of previously recorded restructuring liabilities. The fiscal 2007 restructuring action is a continuation of the restructuring plan that we began implementing during the fourth quarter of fiscal 2006 and continued throughout fiscal 2007 and is related to our strategy discussed above.

Specific actions taken during fiscal 2007 included reducing our workforce by 619 employees and exiting several facilities. The following table summarizes the activity related to the fiscal 2007 restructuring:

(In thousands)	Severance and Benefits	Excess Facilities	Other Restructuring Related Costs	Total
Original reserve	$38,796	$4,238	$289	$43,323
Cash payments	(17,383)	(1,988)	(273)	(19,644)
Non-cash adjustments	(103)	(149)	(2)	(254)

Balance at October 31, 2007	21,310	2,101	14	23,425
Cash payments	(20,189)	(1,143)	(14)	(21,346)
Non-cash adjustments	(974)	241	—	(733)

Balance at October 31, 2008	$147	$1,199	$—	$1,346

The remaining unpaid balance as of October 31, 2008 is for benefits, which will be paid over the next six months, and lease costs for redundant facilities which will be paid over the respective remaining contract terms, the longest of which extends to 2012.

Fiscal 2006

During fiscal 2006, we recorded net restructuring expenses of $4.4 million, $4.2 million of which related to restructuring activity recognized during fiscal 2006 and $0.2 million related to net adjustments of previously recorded merger liabilities and restructuring liabilities. The adjustments to the merger liabilities have been recorded in the consolidated statement of operations since the changes have occurred outside the relevant purchase price allocation period.

The fiscal 2006 restructuring expenses related to efforts to restructure our business to improve profitability, as discussed above. Specific actions taken during fiscal 2006 included reducing our workforce by 24 employees, exiting a facility and liquidating two legal entities.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring Expenses (Continued)

The following table summarizes the activity related to the fiscal 2006 restructuring:

(In thousands)	Severance and Benefits	Excess Facilities	Other Restructuring Related Costs	Total
Original reserve	$3,420	$606	$163	$4,189
Cash payments	(323)	(591)	(35)	(949)

Balance at October 31, 2006	3,097	15	128	3,240
Cash payments	(2,811)	(15)	(88)	(2,914)
Non-cash adjustments	(286)	—	—	(286)

Balance at October 31, 2007	—	—	40	40
Non-cash adjustments	—	—	(40)	(40)

Balance at October 31, 2008	$—	$—	$—	$—

Liquidity and Capital Resources

(Dollars in thousands)	October 31, 2008	October 31, 2007	Percentage Change
Cash, cash equivalents, and short-term investments	$1,067,847	$1,857,637	(43)%
Percentage of total assets	47%	65%

An overview of the significant cash flow activities are explained below:

(in thousands)	Fiscal 2008	Fiscal 2007	Fiscal 2006
Net cash provided by operating activities	$52,807	$422,548	$99,038
Proceeds from sales of and distributions from long-term investments	24,757	2,917	10,972
Cash restricted due to litigation	(52,701)	—	—
Net cash proceeds from sale of discontinued operations	564	783	37,922
Net cash (distributions) proceeds from sale of subsidiaries	(171)	1,200	1,450
Net cash paid for acquisitions and equity investment	(219,553)	(29,704)	(75,775)
Purchase of intangible assets	(12,000)	(1,175)	(1,159)
Purchases of property, plant and equipment	(37,716)	(25,235)	(26,668)
Proceeds from the sale of property, plant and equipment	—	—	24,992
Proceeds from repayment of note receivable	—	—	9,092
Proceeds from sale of venture capital funds	—	4,964	71,298
Issuance of common stock, net	8,099	18,387	39,944
Common stock repurchases/retirements	(66,820)	—	(400,000)
Issuance of debt	4,795	—	—
Debenture repurchases	(456,500)	—	—

Net cash provided by operating activities in fiscal 2007 included the receipt of $355.6 million in cash in connection with the November 2006 Microsoft Agreements.

As of October 31, 2008, we had cash, cash equivalents and short-term investments of $384.3 million held in accounts outside the United States, which would largely be subject to punitive taxation if repatriated. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. As of October 31, 2008, $5.5 million of our short-term investments are designated to fund deferred compensation payments, which are paid out as requested by participants in the Novell, Inc. Deferred Compensation Plan upon termination. As of October 31, 2008, our short-term investment portfolio includes gross unrealized gains and losses of $3.2 million and $6.0 million, respectively. We monitor our investments and record losses when a decline in the investment’s market value is determined to be other-than-temporary.

At October 31, 2008 and October 31, 2007, we held eight ARSs that are classified as long-term investments on our consolidated balance sheets. Contractual maturities for these ARSs are 16 years or greater with an interest rate reset date approximately every 28 days. Until the fourth quarter of fiscal 2007, the carrying value of our ARSs approximated fair value. With the liquidity issues experienced in the global credit and capital markets, our ARSs have experienced multiple failed auctions and the estimated market value of these securities at October 31, 2008 was $11.1 million.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

We estimated the fair value of these ARSs using a discounted cash flow analysis that considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of the future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) consideration of the time horizon that the market value of each security could return to its cost. We estimated that the fair market value of these securities at October 31, 2008 and October 31, 2007 was $11.1 million and $37.3 million, respectively.

During fiscal 2008, we recorded an other-than-temporary impairment charge of $28.7 million based on our assessment that it is likely that the fair value of the ARSs will not fully recover in the foreseeable future, given a combination of factors, including the duration, severity and continued declining trend of the fair value of these securities as well as a deterioration in some of the securities’ credit ratings. In connection with the other-than-temporary impairment charge, we reversed all of the $2.5 million of temporary impairment charges pertaining to these securities that were recorded in the “Accumulated other comprehensive income” line item in our consolidated balance sheet in fiscal 2007. Prior to the impairment charges, the original cost of these ARSs was $39.8 million.

The fair value of the ARSs could further change significantly in the future and we may be required to record additional other-than-temporary impairment charges if there are further reductions in fair value in future periods.

During fiscal 2008, our holdings in an enhanced liquidity fund were frozen due to liquidity issues. We believe, barring unforeseen circumstances, that the underlying securities are not impaired if held to maturity. As the underlying securities mature, the fund manager is distributing the cash on a pro rata basis to the fund’s shareholders. During fiscal 2008, we received $55.1 million in fund distributions. As of October 31, 2008, the balance of this investment is $22.3 million. We anticipate that $18.4 million of this balance will be distributed during the next twelve months. The remaining $3.9 million is anticipated to be distributed more than one year after October 31, 2008, and is classified as a long-term investment on our consolidated balance sheet. At present, the fund’s cash is being distributed faster than originally scheduled. The fund continues to accrue and pay interest income and, as there are no other-than-temporary impairment or valuation issues with these securities, no impairment charges were recorded in connection with this investment.

Based on our ability to access our cash, cash equivalents, and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity in the enhanced liquidity fund and our ARSs will affect our ability to operate our business in the usual course in the next twelve months.

In relation to the appeal we filed in the Amer Jneid legal matter, we were required by the court to post a $51.5 million bond during fiscal 2008 (See Note S, “Legal Proceedings,” in the consolidated financial statements). The amount of the bond was determined by statutory regulations and has no connection to the amount we believe may ultimately be paid in this matter. The bond is held in an interest-bearing account in our name, but is restricted and classified as such on our consolidated balance sheet. The restriction will continue until the resolution of this legal matter. Since posting the bond near the end of the first quarter of fiscal 2008, the bond has earned $1.1 million of interest, increasing restricted cash to $52.7 million.

According to the terms of the OIN agreement (See Note D. “Acquisitions and Equity Investments” in the consolidated financial statements), under which we have a $20.0 million or 17% interest in OIN, we could be required to make future cash contributions which we plan to fund with cash from operating activities and cash on hand.

As of October 31, 2008, we have various operating leases related to our facilities. These leases have minimum annual lease commitments of $19.8 million in fiscal 2009, $13.7 million in fiscal 2010, $10.8 million in fiscal 2011, $9.2 million in fiscal 2012, $6.1 million in fiscal 2013, and $27.0 million thereafter. Furthermore, we have $22.7 million of minimum rentals to be received in the future from subleases.

Under the terms of the consent solicitation that was entered into as of November 9, 2006 related to the Debentures, we were required to make special interest payments of $44.0 million over three periods. During fiscal 2008, we made total cash payments for interest of $17.2 million, of which $13.9 million was for the final special interest payment. During fiscal 2008, we incurred interest expense, including the amortization of deferred financing costs related to the Debentures, of $18.8 million.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

During fiscal 2008, we received authorization from our Board of Directors to repurchase, from time to time, up to $600 million face value of the Debentures in such quantities, at such prices, and in such manner as may be directed by our management. During fiscal 2008, we purchased and retired $474.3 million face value of the Debentures for total cash consideration of $456.5 million, including $0.6 million of accrued interest. The portions of the unamortized debt issuance costs and prepaid interest related to the Debentures that were repurchased were written off, resulting in a $4.6 million gain during fiscal 2008. This gain is shown as a component of the line item “Interest expense and other, net” in our consolidated statements of operations.

Holders of the Debentures may require us to repurchase all or a portion of their Debentures on July 15, 2009. As a result, at October 31, 2008, the outstanding balance of the Debentures and related deferred financing costs are classified as a current liability and asset, respectively, on our consolidated balance sheet.

During fiscal 2008, we issued $4.8 million of debt to finance leasehold improvements for our Bangalore, India product development facility. This debt currently has an interest rate of 10%, which may be reset every six months. Interest is paid monthly, and principal payments of approximately $63 thousand are due over 77 months. The debt is collateralized by the fixed assets of our India subsidiary. The $4.0 million long-term portion of the debt is a component of the line item, “Other long-term liabilities,” in our consolidated balance sheet, and the $0.8 million current portion is a component of the line item, “Other accrued liabilities,” in our consolidated balance sheet.

Our contractual obligations as of October 31, 2008 are as follows:

	Payments Due by Period
(in millions)	Total	Less Than 1 Year (2009)	1-3 Years (2010-2011)	3-5 Years (2012-2013)	More Than 5 Years (2013+)
Debentures (a)	$125.7	$125.7	$—	$—	$—
Interest on Debentures (b)	12.3	3.1	1.3	1.3	6.6
Debt issuance	4.8	0.8	1.5	1.5	1.0
Interest payments on debt issuance	1.4	0.4	0.6	0.3	0.1
Purchase obligations (c)	13.2	11.8	1.4	—	—
Operating lease obligations	86.6	19.8	24.5	15.3	27.0
Tax reserves (FIN 48) (d)	40.9	1.2	24.3	8.7	6.7
Letters of credit	12.2	12.2	—	—	—

Total	$297.1	$175.0	$53.6	$27.1	$41.4

(a)	Debenture holders may require us to repurchase all or a portion of their Debentures on July 15, 2009. However, if they do not exercise their rights, the Debentures are due in July 2024.

(b)	Interest on the Debentures assumes no conversions or repurchases.

(c)

Purchase obligations represent future contracted payments under normal take or pay arrangements entered into as a part of the normal course of business that are not recorded as liabilities at October 31, 2008.

(d)	The timing of the payouts is estimated and subject to change.

Our principal sources of liquidity continue to be from operating activities, cash on hand, and short-term investments. At October 31, 2008, our principal unused sources of liquidity consisted of cash and cash equivalents of $680.0 million and short-term investments of $387.8 million. Our liquidity needs for the next twelve months and beyond are principally for financing of fixed assets, repurchases of common stock under our share repurchase plan, payments under our restructuring plans, product development investments, maintaining flexibility in a dynamic and competitive operating environment, including pursuing potential acquisition and investment opportunities, interest payments on the Debentures, any repurchases we may make of the Debentures, and the possible redemption of our Debentures, which the holders can first require us to repurchase on July 15, 2009.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

We anticipate being able to fund these liquidity needs for the next twelve months with existing cash, cash equivalents, and short-term investments together with cash generated from operating activities and investment income, barring unforeseen circumstances. We believe that borrowings under our credit facilities or offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and are dependent on market conditions at such time. Investments will continue in product development and in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions.

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value and provides enhanced guidance for using fair value to measure assets and liabilities. It also expands the amount of disclosure about the use of fair value to measure assets and liabilities. The standard applies whenever other standards require assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. In February 2008, the FASB issued FASB Staff Position No. 157-2, which delayed by one year the effective date of SFAS No. 157 related to the valuation of nonfinancial assets and liabilities. Accordingly, SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007 (our fiscal 2009) except for those portions of SFAS No. 157 related to the valuation of nonfinancial assets and liabilities which is effective for fiscal years beginning after November 15, 2008 (our fiscal 2010). This pronouncement will require new disclosures around our use of fair value and is anticipated to be immaterial to our financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including loss contingencies such as litigation, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 (our fiscal 2010). For acquisitions that close after November 1, 2009 or for any acquisition-related tax adjustments that occur after November 1, 2009, this pronouncement will impact our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years and fiscal quarters beginning on or after December 15, 2008 (our fiscal 2010). The impact of this pronouncement on our financial position and results of operations is anticipated to be immaterial.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities, in particular: 1) how and why derivative instruments are utilized; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Pronouncements (Continued)

items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our second quarter of fiscal 2009), with early adoption encouraged. As this pronouncement is only disclosure-related, it will not have an impact on our financial position and results of operations. However, this pronouncement will require increased disclosures around our use of foreign exchange forward contracts, which is our only use of derivative instruments.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the guidance in FASB Statement No. 142, “Goodwill and Other Intangible Assets,” for estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, FSP No. 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2010), and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets. For intangible assets acquired after November 1, 2009, this pronouncement may impact our financial position and results of operations.

In September 2008, the FASB issued Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees” (“FSP No. FIN 45-4”). This pronouncement amends the disclosure requirements of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to require the disclosure of the current status of the payment/performance risk of the guarantee. The portions of FSP No. FIN 45-4 that amend FAS 133-1 are not applicable to us as we do not use credit derivatives. The provisions of FSP No. FIN 45-4 are effective for reporting periods (annual or interim) ending after November 15, 2008 (our first quarter of fiscal 2009). As FSP No. FIN 45-4 is only disclosure-related it will not have an impact on our financial position and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of these risks, we utilize currency forward contracts and currency options. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at October 31, 2008.

Interest Rate Risk

The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our strategy is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $2.9 million decrease (less than 1%) in the fair value of our available-for-sale securities. With what we believe to be the conservative nature of our investments and our strong cash and short-term investment position, we believe that we are in a good position to weather the current economic conditions, barring unforeseen circumstances.

Market Risk

We have experienced market risk and liquidity issues related to our investment funds. See the “Liquidity and Capital Resources” section in Management’s Discussion and Analysis for more detail on these investments. We hold available-for-sale equity securities in our short-term investment portfolio related to our deferred compensation plan. As of October 31, 2008, the gross unrealized loss before tax effect on the short-term public equity securities totaled $2.5 million. A reduction in prices of 10% of these short-term equity securities would result in an approximately $0.5 million decrease (less than 0.2%) in the fair value of our short-term investments.

As a result of the failure of the auctions for our ARSs, and the ensuing duration, severity and continued decline of the fair value of these securities, we recorded an other-than-temporary impairment charge of $28.7 million on our ARSs in fiscal 2008. We estimate that these securities have a fair value of $11.1 million at October 31, 2008. If the issuers are unable to successfully close future

NOVELL, INC.

PART II

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk (Continued)

auctions and their credit ratings significantly deteriorate, we may be required to further adjust the carrying value of these investments and recognize additional other-than-temporary declines in fair value. Prior to the impairment charges, the original cost of these ARSs was $39.8 million.

We also hold $1.5 million of Lehman Brothers’ corporate notes. As a result of Lehman Brothers’ bankruptcy announcement, a $1.3 million other-than-temporary charge was recorded in fiscal 2008 related to this security.

We continue to closely monitor current economic and market events to minimize our market risk on our investment portfolio. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity on these investments will affect our ability to operate our business in the usual course in the next twelve months.

Foreign Currency Risk

We use derivatives to hedge those net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the United States, impact our consolidated statements of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts should generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (expense) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in our consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we do not hedge against foreign currency exchange rate movement, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $7.7 million. This number represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

If the U.S. dollar were to strengthen 10%, it is anticipated that the impact to revenue would be approximately 2% to 3%, and we would anticipate a comparable movement in the opposite direction for expenses. This assumes that all currencies move in the same direction at the same time and the ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses does not change from current levels.

We do not currently hedge currency risk related to revenues or expenses denominated in foreign currencies. Foreign currency exchange rate fluctuations during fiscal 2008, compared to fiscal 2007, favorably impacted revenue by $21.9 million, unfavorably impacted operating expenses by $22.0 million and unfavorably impacted income (loss) from operations by $0.1 million.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position at October 31, 2008. Actual results may differ materially.

NOVELL, INC.

PART II

Item 8.  Financial Statements and Supplementary Data

Novell, Inc.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Fiscal Year Ended October 31,
	2008	2007	2006
Net revenue:
Software licenses	$189,655	$176,107	$173,678
Maintenance and subscriptions	613,063	564,354	536,993
Services	153,795	192,038	208,660

Total net revenue	956,513	932,499	919,331

Cost of revenue:
Software licenses	17,951	18,505	18,161
Maintenance and subscriptions	51,679	49,515	49,680
Services	167,994	192,234	213,171

Total cost of revenue	237,624	260,254	281,012

Gross profit	718,889	672,245	638,319

Operating expenses (income):
Sales and marketing	361,832	346,777	353,750
Product development	198,149	208,370	180,380
General and administrative	111,429	127,118	126,924
Restructuring expenses	28,645	43,097	4,405
Impairment of intangible assets	7,664	3,851	1,230
Loss (gain) on sale of subsidiaries	3,694	(1,200)	8,273
Purchased in-process research and development	2,700	—	2,110
Gain on sale of property, plant and equipment, net	—	—	(5,968)
Executive termination benefits	—	—	9,409

Total operating expenses	714,113	728,013	680,513

Income (loss) from operations	4,776	(55,768)	(42,194)

Other income (expense):
Investment income	71,640	86,531	60,899
Impairment of investments	(30,024)	—	(1,480)
Gain on sale of venture capital funds	—	3,591	17,953
Interest expense and other, net	(23,514)	(25,939)	(7,998)

Other income, net	18,102	64,183	69,374

Income from continuing operations before taxes	22,878	8,415	27,180
Income tax expense	35,217	34,691	22,642

(Loss) income from continuing operations	(12,339)	(26,276)	4,538
Income (loss) from discontinued operations before taxes (including gain (loss) on disposal of $2,653, ($19,075), and $11,117, in fiscal years 2008, 2007, and 2006, respectively)	2,758	(18,253)	16,576
Income tax (benefit) expense on discontinued operations	(836)	(69)	1,561

Income (loss) from discontinued operations	3,594	(18,184)	15,015

(Loss) income before cumulative effect of change in accounting principle	(8,745)	(44,460)	19,553
Cumulative effect of change in accounting principle	—	—	(897)

Net (loss) income	$(8,745)	$(44,460)	$18,656

Basic earnings per share:
(Loss) income from continuing operations	$(0.04)	$(0.08)	$0.01
Discontinued operations	0.02	(0.05)	0.04
Cumulative effect of change in accounting principle	—	—	0.00

Net (loss) income per share available to common stockholders	$(0.02)	$(0.13)	$0.05

Diluted earnings per share:
(Loss) income from continuing operations	$(0.04)	$(0.08)	$0.01
Discontinued operations	0.02	(0.05)	0.04
Cumulative effect of change in accounting principle	—	—	0.00

Net (loss) income per share available to common stockholders	$(0.02)	$(0.13)	$0.05

Weighted-average shares outstanding:
Basic	350,207	347,552	361,174
Diluted	350,207	347,552	365,659

See notes to consolidated financial statements.

NOVELL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	October 31, 2008	October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$680,034	$1,079,819
Short-term investments	387,813	777,818
Restricted cash	52,701	—
Receivables (net of allowances of $3,679 and $3,897 at October 31, 2008 and 2007, respectively)	193,088	208,318
Prepaid expenses	34,365	53,316
Current deferred tax assets	5,685	—
Other current assets	32,006	35,065

Total current assets	1,385,692	2,154,336
Property, plant and equipment, net	174,978	180,537
Long-term investments	14,972	37,304
Goodwill	582,117	404,612
Intangible assets, net	53,320	33,572
Deferred income taxes	36,244	14,518
Other assets	22,026	29,515

Total assets	$2,269,349	$2,854,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,982	$45,135
Accrued compensation	102,317	112,794
Other accrued liabilities	108,929	122,850
Senior convertible debentures	125,668	—
Income taxes payable	22,563	46,724
Deferred revenue	503,174	494,615

Total current liabilities	899,633	822,118
Deferred income taxes	11,725	884
Long-term deferred revenue	226,876	273,066
Other long-term liabilities	43,587	—
Senior convertible debentures	—	600,000

Total liabilities	1,181,821	1,696,068

Stockholders’ equity:
Common stock, par value $.10 per share, Authorized — 600,000,000 shares;
Issued — 358,526,217 and 365,739,499 shares at October 31, 2008 and 2007, respectively;
Outstanding — 343,407,896 and 350,610,468 shares at October 31, 2008 and 2007, respectively	35,853	36,574
Additional paid-in capital	420,669	413,182
Treasury stock, at cost — 15,118,321 and 15,129,031 shares at October 31, 2008 and 2007, respectively	(124,424)	(124,512)
Retained earnings	772,559	795,984
Accumulated other comprehensive (loss) income	(17,129)	37,098

Total stockholders’ equity	1,087,528	1,158,326

Total liabilities and stockholders’ equity	$2,269,349	$2,854,394

See notes to consolidated financial statements.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock Shares	Common Stock Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation and Other	Total
Balance at October 31, 2005	400,994	$40,099	(15,173)	$(124,875)	$483,157	$984,107	$7,444	$(3,446)	$1,386,486
Cumulative effect of adoption of SAB 108	—	—	—	—	19,190	(19,190)	—	—	—

Revised balance at November 1, 2005	400,994	40,099	(15,173)	(124,875)	502,347	964,917	7,444	(3,446)	1,386,486
Stock issued from stock plans	9,549	955	23	191	40,482	—	—	—	41,628
Stock-based compensation expense	—	—		—	35,265	—	—	—	35,265
Compensation expense related to executive termination benefits	—	—	—	—	2,739	—	—	—	2,739
Cumulative effect of adoption of SFAS No. 123R	—	—	—	—	(3,446)	—	—	3,446	—
Stock plans income tax benefit	—	—	—	—	15,263	—	—	—	15,263
Shares repurchased and retired	(51,515)	(5,152)	—	—	(251,911)	(142,937)	—	—	(400,000)
Shares cancelled	(516)	(51)	—	—	(1,804)	—	—	—	(1,855)
Dividends on Series B Preferred Stock	—	—	—	—	—	(187)	—	—	(187)
Change in unrealized gain on investments	—	—	—	—	19	—	4,053	—	4,072
Cumulative translation adjustment	—	—	—	—	—	—	1,950	—	1,950
Change in minimum pension liability	—	—	—	—	—	—	633	—	633
Net income	—	—	—	—	—	18,656	—	—	18,656

Comprehensive income	—	—	—	—	—	—	—	—	25,311

Balance at October 31, 2006	358,512	35,851	(15,150)	(124,684)	338,954	840,449	14,080	—	1,104,650
Stock issued from stock plans	6,112	577	21	172	21,008	—	—	—	21,757
Stock-based compensation expense	—	—	—	—	34,316	—	—	—	34,316
Stock plans income tax benefit	—	—	—	—	13,099	—	—	—	13,099
Shares cancelled	(381)	(4)	—	—	(3,395)	—	—	—	(3,399)
Stock issued for conversion of Series B Preferred Stock	1,496	150	—	—	9,200	—	—	—	9,350
Dividends on Series B Preferred Stock	—	—	—	—	—	(5)	—	—	(5)
Impact to initially apply SFAS No. 158	—	—	—	—	—	—	1,409	—	1,409
Change in unrealized gain on investments	—	—	—	—	—	—	4,385	—	4,385
Cumulative translation adjustment	—	—	—	—	—	—	17,224	—	17,224
Net loss	—	—	—	—	—	(44,460)	—	—	(44,460)

Comprehensive loss	—	—	—	—	—	—	—	—	(22,851)

Balance at October 31, 2007	365,739	36,574	(15,129)	(124,512)	413,182	795,984	37,098	—	1,158,326
Stock issued from stock plans	5,216	522	11	88	12,656	—	—	—	13,266
Stock-based compensation expense	—	—	—	—	33,818	—	—	—	33,818
Stock plans income tax benefit	—	—	—	—	18,500	—	—	—	18,500
Shares cancelled	(802)	(80)	—	—	(5,118)	—	—	—	(5,198)
Shares repurchased and retired	(11,627)	(1,163)	—	—	(52,369)	(13,288)	—	—	(66,820)
Impact to initially adopt FIN 48	—	—	—	—	—	(1,392)	—	—	(1,392)
Amortization included in net periodic pension costs	—	—	—	—	—	—	2,234	—	2,234
Change in unrealized gain on investments	—	—	—	—	—	—	(3,602)	—	(3,602)
Cumulative translation adjustment	—	—	—	—	—	—	(52,859)	—	(52,859)
Net loss	—	—	—	—	—	(8,745)	—	—	(8,745)

Comprehensive loss	—	—	—	—	—	—	—	—	(62,972)

Balance at October 31, 2008	358,526	$35,853	(15,118)	$(124,424)	$420,669	$772,559	$(17,129)	$—	$1,087,528

See notes to consolidated financial statements.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended October 31,
	2008	2007	2006
Cash flows from operating activities
Net (loss) income	$(8,745)	$(44,460)	$18,656
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	33,818	34,316	35,265
Depreciation and amortization	42,892	40,438	46,976
Change in accounts receivable allowances	(261)	(1,722)	(6,888)
Utilization of previously reserved acquired net operating losses	5,026	4,844	6,585
SUSE purchase price tax adjustment	—	24,677	—
Purchased in-process research and development	2,700	—	2,110
Deferred income taxes	(16,800)	(13,050)	(4,317)
Gain on sale of property, plant and equipment, net	—	—	(5,968)
Loss (gain) on sale of subsidiaries	3,694	(1,200)	8,273
(Gain) loss on disposal of discontinued operations, before taxes	(2,653)	19,075	(11,117)
Executive termination benefits, non-cash	—	—	9,409
Gain on sale of previously impaired long-term investments	(1,969)	(2,917)	(2,225)
Impairment of investments	30,024	—	1,480
Gain on debenture repurchases	(4,606)	—	—
Gain on sale of venture capital funds	—	(3,591)	(17,953)
Impairment of intangible assets	7,664	3,851	1,230
Cumulative effect of change in accounting principle	—	—	897
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	16,748	20,098	33,276
Prepaid expenses	10,593	(20,959)	(4,102)
Other current assets	1,913	(5,520)	(88)
Accounts payable	(9,453)	1,538	(1,235)
Accrued liabilities	(12,209)	25,432	(32,731)
Deferred revenue	(45,569)	341,698	21,505

Net cash provided by operating activities	52,807	422,548	99,038

Cash flows from investing activities
Purchases of short-term investments	(427,549)	(532,422)	(503,584)
Maturities of short-term investments	128,137	175,245	131,088
Sales of short-term investments	655,335	336,940	429,715
Proceeds from sales of and distributions from long-term investments	24,757	2,917	10,972
Purchases of long-term investments	—	—	(9,499)
Cash restricted due to litigation	(52,701)	—	—
Net cash proceeds from sale of discontinued operations	564	783	37,922
Net cash (distributions) proceeds from sale of subsidiaries	(171)	1,200	1,450
Net cash paid for acquisitions and equity investment	(219,553)	(29,704)	(75,775)
Purchase of intangible assets	(12,000)	(1,175)	(1,159)
Purchases of property, plant and equipment	(37,716)	(25,235)	(26,668)
Proceeds from the sale of property, plant and equipment	—	—	24,992
Proceeds from repayment of note receivable	—	—	9,092
Proceeds from sale of venture capital funds	—	4,964	71,298
Other	(19,769)	16,485	10,460

Net cash provided by (used in) investing activities	39,334	(50,002)	110,304

Cash flows from financing activities
Issuance of common stock, net	8,099	18,387	39,944
Excess tax benefits from stock-based compensation	18,500	13,099	15,263
Common stock repurchases/retirements	(66,820)	—	(400,000)
Issuance of debt	4,795	—	—
Debenture repurchases	(456,500)	—	—

Net cash (used in) provided by financing activities	(491,926)	31,486	(344,793)

(Decrease) increase in cash and cash equivalents	(399,785)	404,032	(135,451)
Cash and cash equivalents — beginning of year	1,079,819	675,787	811,238

Cash and cash equivalents — end of year	$680,034	$1,079,819	$675,787

Supplemental disclosures of cash and non-cash financing and investing activities:
Conversion of Series B Preferred Stock	$—	$9,350	$—
Contribution of patents to Open Invention Network, LLC	—	—	14,383
Release of restricted cash for the acquisition of India joint venture	—	—	7,500

See notes to consolidated financial statements.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Business Operations

Through our infrastructure software and ecosystem of business partnerships, we harmoniously integrate mixed information technology (“IT”) environments, allowing people and technology to work as one. We deliver an interoperable Linux platform and a portfolio of integrated IT management software that helps customers worldwide reduce cost, complexity and risk. With our 25 years of experience and our vision of interoperability and flexibility, we deliver powerful, next-generation business infrastructures that enable our customers to either become or stay competitive.

We were incorporated in the State of Delaware on January 25, 1983 and have established a reputation for innovation and industry leadership. We currently have approximately 4,000 employees in 57 offices worldwide.

Our business unit segments are Open Platform Solutions, Identity and Security Management, Systems and Resource Management, and Workgroup. They are described below in more detail.

Open Platform Solutions. We deliver Linux solutions for the enterprise. SUSE Linux Enterprise platform underpins all of our products. SUSE Linux Enterprise is a leading distribution system that focuses considerable effort on interoperability and virtualization within both open source and proprietary systems and provides ease in usability and management.

Identity and Security Management. Our identity, security, and access management solutions help customers integrate, secure and manage IT assets as well as reduce complexity and ensure compliance. Adding this intelligence to every part of a customer’s IT environment makes their systems more agile and secure. Our solutions leverage automated, centrally-managed policies to support the enterprise.

Systems and Resource Management. With our systems and resource management solutions, customers can define business and IT policies to automate the management of multiple IT resources, including the emerging challenge of managing virtual environments. As a result, customers are able to reduce IT effort, control IT costs, and reduce IT skill requirements to fully manage and leverage their IT investment. In addition to our existing Systems and Resource Management offerings under the ZENworks brand, during the second quarter of fiscal 2008, we acquired PlateSpin ULC, formerly PlateSpin Ltd., (“PlateSpin”), which resulted in additional products to this business unit segment.

Workgroup. We provide comprehensive and adaptable workgroup solutions that provide all the infrastructure, services and tools customers require to effectively and securely collaborate across a myriad of devices. We offer the security, reliability, and manageability our customers’ employees need to efficiently get their jobs done at lower cost.

In addition to our technology offerings, within each of our business unit segments we offer a worldwide network of service personnel to help our customers and third-party partners best utilize our software. We also have partnerships with application providers, hardware and software vendors, and consultants and systems integrators. In this way, we can offer a full solution to our customers.

B. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Novell, Inc., and its wholly-owned and majority-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

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

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain amounts reported in prior years have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on net (loss) income in any period.

Foreign Currency Translation

The functional currency of all of our international subsidiaries, except for our Irish subsidiaries and a German holding company, is the local currency. These subsidiaries generate and expend cash primarily in their respective local currencies. The assets and liabilities of these subsidiaries are translated at current month-end exchange rates. Revenue and expenses are translated monthly at the average monthly exchange rate. Translation adjustments are recorded in the line item, “Accumulated other comprehensive (loss) income,” in the consolidated balance sheets. With respect to our Irish subsidiaries and German holding company, the functional currency is the U.S. dollar for which translation gains and losses are included in the line item, “Interest expense and other, net” in the consolidated statements of operations. Likewise, all transaction gains and losses are reported in the line item, “Interest expense and other, net,” in the consolidated statements of operations. Foreign currency exchange rate fluctuations resulted in net foreign exchange losses of $5.6 million, $2.0 million, and $0.7 million during fiscal 2008, 2007, and 2006, respectively.

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

All marketable debt and equity securities that are included in short-term investments are considered available-for-sale and are carried at fair value. Temporary increases or decreases in fair value are recorded as unrealized gains or losses in the “Accumulated other comprehensive (loss) income” line item in our consolidated balance sheets. Other-than-temporary declines in fair value are recorded in the “Impairment of investments” line item in the consolidated statements of operations. Fair values are based on quoted market prices. When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in the line item, “Investment income” in the consolidated statements of operations.

Concentrations of Credit Risk/Significant Customers

Financial instruments that subject us to credit risk primarily consist of cash equivalents, short- and long-term investments, accounts receivable, and amounts due under subleases. Our credit risk is managed by investing cash and cash equivalents primarily in high-quality money market instruments, securities of the U.S. government and its agencies, highly rated corporate debt, and highly rated asset-backed securities all of which are of short duration. The $5.2 million in mortgage-backed securities debt that we hold (less than 1.4% of our short-term investments) is all related to bonds from Freddie Mac and Fannie Mae, which are not considered to be credit risks, due to recent U.S. government actions. As of October 31, 2008, we have auction-rate securities (“ARSs”) which we determined to have a fair value of $11.1 million that failed at auction and are no longer considered liquid. During fiscal 2008, we recorded other-than-temporary-impairment charges of $28.7 million (see Note H, “Long-Term Investments”) related to the ARSs. The ARSs are currently paying premium interest rates. However, given their decrease in fair value, the credit standing of the underlying issuers, and the lack of liquidity, they are considered a credit risk and are being monitored accordingly. The future potential loss associated with these securities is the remaining $11.1 million estimated fair value. Prior to the impairment charges, the original cost of these ARSs was $39.8 million.

During fiscal 2008, our holdings in an enhanced liquidity fund were frozen due to liquidity issues. The fund manager is distributing the cash on a pro rata basis to the fund’s shareholders and is doing so faster than originally scheduled. As of October 31, 2008, this fund has a remaining balance of $22.3 million. The fund continues to accrue interest income and, as we are receiving the cash for these securities, we do not consider them to be a credit risk (see Note H, “Long-Term Investments”).

We also hold $1.5 million of Lehman Brothers Holdings Inc. (“Lehman Brothers”) corporate notes. As a result of Lehman Brothers’ bankruptcy announcement, a $1.3 million other-than-temporary charge was recorded in fiscal 2008 related to this security.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. Summary of Significant Accounting Policies (Continued)

Based on our ability to access our cash and other short-term investments, we do not anticipate that the lack of liquidity on the ARSs, enhanced liquidity fund, and Lehman Brothers’ debt will affect our ability to operate our business in the usual course in the next twelve months.

Accounts receivable include amounts owed by geographically dispersed end-users, distributors, resellers, original equipment manufacturers (“OEMs”) and other customers. No collateral is required. Accounts receivable are not sold or factored. At October 31, 2008 and 2007, there were no receivables greater than 10% of our total receivables outstanding with any one customer. We generally have not experienced any material losses related to receivables from individual customers or groups of customers. Due to these factors, no significant additional credit risk, beyond amounts provided for, is believed by management to be inherent in our accounts receivable. Our subleases are with many different parties and thus no concentration of credit risk exists at October 31, 2008.

During the years ended October 31, 2008, 2007 and 2006, there were no customers who accounted for more than 10% of total net revenue.

Equity Investments

We account for our equity investments where we hold more than 20 percent of the outstanding stock of the investee’s stock or where we have the ability to significantly influence the operations or financial decisions of the investee under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We initially record the investment at cost and adjust the carrying amount each period to recognize our share of the earnings or losses of the investee based on our percentage of ownership. We review our equity investments periodically for indicators of impairment.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets, or lease term, if shorter. Such lives are as follows:

Asset Classification	Useful Lives
Buildings	30 years
Furniture and equipment	2 –7 years
Leasehold improvements and other	3 –10 years

We review our property, plant and equipment periodically for indicators of impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could indicate an impairment include significant underperformance of the asset as compared to historical or projected future operating results, significant changes in the actual or intended use of the asset, or significant negative industry or economic trends. When we determine that the carrying value of an asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future cash flows. For fiscal 2008, 2007, and 2006, we have not identified or recorded any impairment of our property, plant and equipment.

Goodwill and Intangible Assets

We review our goodwill annually for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of August 1, or more frequently if events or changes in circumstances warrant, such as a material adverse change in the business. Goodwill is considered to be impaired when the carrying value of a reporting unit exceeds its estimated fair value. Fair values are estimated using the combination of a discounted cash flow methodology and a market analysis and averaging the results. Our reporting units are our four business unit segments.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. Summary of Significant Accounting Policies (Continued)

In accordance with SFAS No. 142, we do not amortize goodwill or intangibles with indefinite lives resulting from acquisitions. We review these assets periodically for potential impairment issues. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives.

We review our finite-lived intangible assets for indicators of impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that the carrying value of an asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future cash flows.

Disclosure of Fair Value of Financial Instruments

Our financial instruments mainly consist of cash and cash equivalents, short- and long-term investments, accounts receivable, accounts payable, accrued expenses, and the outstanding 0.50% senior convertible debentures due 2024 (“Debentures”). The carrying amounts of our cash equivalents and short- and long-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. We periodically review the realizability of each short- and long-term investment when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the value of the investments is deemed to exist, the carrying value of the investment is written down to its estimated fair value. We consider an impairment to be other-than-temporary when market evidence or issuer-specific knowledge does not reflect the financial strength to support current carrying values. As of October 31, 2008 and 2007, we did not hold any publicly-traded long-term equity securities. Our Debentures have interest rates that approximate current market rates; therefore, the carrying value approximates fair value. Our long-term investments approximate fair value (See Note H, “Long-Term Investments”).

Revenue Recognition and Related Reserves

Our revenue is derived primarily from the sale of software licenses, software maintenance, upgrade protection, subscriptions of SUSE Linux Enterprise Server, technical support, training, and professional services. Our customers include: distributors, who sell our products to resellers, dealers, and value added resellers (“VARs”); OEMs, who integrate our products with their products or solutions; VARs, who provide solutions across multiple vertical market segments which usually include services; and end-users, who may purchase our products and services directly from us or from other partners or resellers. Except for our SUSE Linux product, distributors do not order to stock and only order products when they have an end customer order. With respect to our SUSE Linux product, distributors place orders and the product is then sold to end customers principally through the retail channel. OEMs report the number of copies duplicated and sold via an activity or royalty report. Software maintenance, upgrade protection, technical support, and subscriptions of SUSE Linux Enterprise Server (“SLES”) typically involve one to three year contract terms. Our standard practice is to provide customers with a 30-day general right of return. Such return provision allows for a refund and/or credit of any amount paid by our customers.

Revenue is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Staff Accounting Bulletin No. 104, “Revenue Recognition,” and related interpretations. When an arrangement does not require significant production, modification, or customization of software or does not contain services considered to be essential to the functionality of the software, revenue is recognized when the following four criteria are met:

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

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. Summary of Significant Accounting Policies (Continued)

•

Collection is probable — We perform a credit review of all customers with significant transactions to determine whether a customer is creditworthy and collection is probable. Prior credit history with us, credit reports, financial statements, and bank references are used to assess creditworthiness.

In general, revenue for transactions that do not involve software customization or services considered essential to the functionality of the software is recognized as follows:

•	Software license fees for our SUSE Linux product are recognized when the product is sold to an end customer;

•	Software license fees for sales through OEMs are recognized upon receipt of license activity or royalty reports;

•	All other software license fees are recognized upon delivery of the software;

•	Software maintenance, upgrade protection, technical support, and subscriptions of SLES are recognized ratably over the contract term; and

•	Professional services, training and other similar services are recognized as the services are performed.

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

In the case of multiple-element arrangements that involve significant modification or customization of the software or involve services that are considered essential to the functionality of the software, contract accounting is applied. When Novell-specific objective evidence of fair value exists for software maintenance or technical support in arrangements requiring contract accounting, the professional services and license fees are combined and revenue is recognized on the percentage of completion basis. The percentage of completion is generally calculated using hours incurred to date relative to the total expected hours for the entire project. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. The maintenance or support fee is unbundled from the other elements and revenue is recognized ratably over the maintenance or support term. When Novell-specific objective evidence of fair value does not exist for software maintenance or support, then all revenue is deferred until completion of the professional services, at which time the entire fee is recognized ratably over the remaining maintenance or support period.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. Summary of Significant Accounting Policies (Continued)

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

Microsoft Agreements-Related Revenue. On November 2, 2006, we entered into a Business Collaboration Agreement, a Technical Collaboration Agreement, and a Patent Cooperation Agreement with Microsoft Corporation (“Microsoft”) that collectively are designed to build, market and support a series of new solutions to make our products and Microsoft products work better together for customers (“Microsoft Agreements”). Each of the agreements is scheduled to expire on January 1, 2012.

Under the Business Collaboration Agreement, we are marketing a combined offering with Microsoft. The combined offering consists of SLES and a subscription for SLES support along with Microsoft Windows Server, Microsoft Virtual Server and Microsoft Viridian, and is offered to customers desiring to deploy Linux and Windows in a virtualized setting. Microsoft made an upfront payment to us of $240 million for SLES subscription “certificates,” which Microsoft may use, resell or otherwise distribute over the term of the agreement, allowing the certificate holder to redeem single or multi-year subscriptions for SLES support from us (entitling the certificate holder to upgrades, updates and technical support). Microsoft agreed to spend $60 million over the term of the agreement for marketing Linux and Windows virtualization scenarios and also agreed to spend $34 million over the term of the agreement for a Microsoft sales force devoted primarily to marketing the combined offering. Microsoft agreed that for three years following the initial date of the agreement it will not enter into an agreement with any other Linux distributor to encourage adoption of other company’s Linux/Windows Server virtualization through a program substantially similar to the SLES subscription “certificate” distribution program.

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

•	Development of translators to improve interoperability between Microsoft Office and OpenOffice.org document formats; and

•	Collaboration on improving directory and identity interoperability and identity management between Microsoft Active Directory software and Novell eDirectory software.

Under the Technical Collaboration Agreement, Microsoft agreed to provide funding to help accomplish these broad objectives, subject to certain limitations.

Under the Patent Cooperation Agreement, Microsoft agreed to covenant with our customers not to assert its patents against our customers for their use of our products and services for which we receive revenue directly or indirectly, with certain exceptions, while we agreed to covenant with Microsoft’s customers not to assert our patents against Microsoft’s customers for their use of Microsoft products and services for which Microsoft receives revenue directly or indirectly, with certain exceptions. In addition, we and Microsoft each irrevocably released the other party, and its customers, from any liability for patent infringement arising prior to November 2, 2006, with certain exceptions. Both we and Microsoft have payment obligations under the Patent Cooperation Agreement. Microsoft made an upfront net balancing payment to us of $108 million, and we are making ongoing payments to Microsoft totaling a minimum of $40 million over the five-year term of the agreement based on a percentage of our Open Platform Solutions and Open Enterprise Server revenues.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. Summary of Significant Accounting Policies (Continued)

As the three agreements are interrelated and were negotiated and executed simultaneously, for accounting purposes we considered all of the agreements to constitute one arrangement containing multiple elements. The SLES subscription purchases of $240 million were within the scope of SOP 97-2, and are being accounted for based on vendor specific objective evidence of fair value. We recognize the revenue ratably over the respective subscription terms beginning upon customer activation, or for subscriptions which expire un-activated, if any, we will recognize revenue upon subscription expiration. Objective evidence of the fair value of elements within the Patent Cooperation Agreement and Technical Collaboration Agreement did not exist. As such, we combined the $108 million for the Patent Cooperation Agreement payment and amounts we are receiving under the Technical Collaboration Agreement and are recognizing this revenue ratably over the contractual term of the agreements of five years. Our periodic payments to Microsoft will be recorded as a reduction of revenue. The contractual expenditures by Microsoft, including the dedicated sales force of $34 million and the marketing funds of $60 million, do not obligate us to perform, and, therefore, do not have an accounting consequence to us.

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

Advertising costs are expensed as incurred. Advertising expenses totaled $5.9 million, $7.7 million, and $3.6 million, in fiscal 2008, 2007, and 2006, respectively.

Share-based Payments

Under the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. We use the Black-Scholes model to value both service condition and performance condition option awards under SFAS No. 123(R). For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance or market conditions granted subsequent to our adoption of SFAS No. 123(R), we recognize stock-based compensation expense based on the graded-vesting method.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. The expected volatility rates are estimated based on historical and implied volatilities of our common stock. The expected term represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. We estimate pre-vesting forfeitures when recognizing stock-based compensation expense based on historical rates and forward-looking factors. We update these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.

We issue performance-based equity awards, typically to senior executives, which vest upon the achievement of certain financial performance goals, including revenue and income targets. Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results. The estimate of expense is revised periodically based on the probability of achieving the required performance targets and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of change. If the financial performance goals are not met, the award does not vest, so no compensation cost is recognized and any previously recognized stock-based compensation expense is reversed.

In the past, we issued market condition equity awards, typically to senior executives, the vesting of which is accelerated or contingent upon the price of our common stock meeting specified pre-established stock price targets. For awards granted prior to our adoption of SFAS No. 123(R), the fair value of each market condition award was estimated as of the grant date using the same option valuation

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. Summary of Significant Accounting Policies (Continued)

model used for time-based options without regard to the market condition criteria. As a result of our adoption of SFAS No. 123(R), compensation cost is recognized over the estimated requisite service period and is not reversed if the market condition target is not met. If the pre-established stock price targets are achieved, any remaining expense on the date the target is achieved is recognized either immediately or, in situations where there is a remaining minimum time vesting period, ratably over that period.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share available to common stockholders is presented in conformity with SFAS No. 128, “Earnings per Share,” and the related interpretation in EITF Issue No. 03-06, “Participating Securities and the Two — Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128.” Basic net income (loss) per share available to common stockholders is computed by dividing net income (loss) available to common stockholders by the actual weighted-average number of common shares outstanding during the period. Net income (loss) available to common stockholders reflects net income (loss) after deducting accumulated preferred stock dividends and earnings allocated to participating preferred stockholders. On November 10, 2006, our remaining outstanding Series B Preferred Stock was converted into our common stock. Diluted net income (loss) available to common stockholders is based on the basic calculation and assumes the conversion of the Series B Preferred Stock (for fiscal 2006, when it was still outstanding) and Debentures using the “if converted” method, if dilutive, and includes the dilutive effect of potential common shares under the treasury stock method. Potential common shares include stock options, unvested restricted stock and, in certain circumstances, convertible securities such as the Debentures and Series B Preferred Stock.

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

We enter into these one-month hedging contracts two business days before the end of each month and settle them at the end of the following month. Due to the short period of time between entering into the forward contracts and our fiscal year-end, the fair value of the derivatives as of October 31, 2008 and 2007 is insignificant. Gains and losses recognized during the year on these foreign currency contracts are recorded in the line item, “Interest expense and other, net,” in the consolidated statements of operations and would generally be offset by corresponding losses or gains on the related hedged items.

Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value and provides enhanced guidance for using fair value to measure assets and liabilities. It also expands the amount of disclosure about the use of fair value to measure assets and liabilities. The standard applies whenever other standards require assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. In February 2008, the FASB issued FASB Staff Position No. 157-2, which delayed by one year the effective date of SFAS No. 157 related to the valuation of nonfinancial assets and liabilities. Accordingly, SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007 (our fiscal 2009) except for those portions of SFAS No. 157 related to the valuation of nonfinancial assets and liabilities which is effective for fiscal years beginning after November 15, 2008 (our fiscal 2010). This pronouncement will require new disclosures around our use of fair value and is anticipated to be immaterial to our financial position and results of operations.

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

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. Summary of Significant Accounting Policies (Continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including loss contingencies such as litigation, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 (our fiscal 2010). For acquisitions that close after November 1, 2009 or for any acquisition-related tax adjustments that occur after November 1, 2009, this pronouncement will impact our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years and fiscal quarters beginning on or after December 15, 2008 (our fiscal 2010). The impact of this pronouncement on our financial position and results of operations is anticipated to be immaterial.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities, in particular: 1) how and why derivative instruments are utilized; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our second quarter of fiscal 2009), with early adoption encouraged. As this pronouncement is only disclosure-related, it will not have an impact on our financial position and results of operations. However, this pronouncement will require increased disclosures around our use of foreign exchange forward contracts, which is our only use of derivative instruments.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the guidance in FASB Statement No. 142, “Goodwill and Other Intangible Assets,” for estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, FSP No. 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2010), and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets. For intangible assets acquired after November 1, 2009, this pronouncement may impact our financial position and results of operations.

In September 2008, the FASB issued Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees” (“FSP No. FIN 45-4”). This pronouncement amends the disclosure requirements of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to require the disclosure of the current status of the payment/performance risk of the guarantee. The portions of FSP No. FIN 45-4 that amend FAS 133-1 are not applicable to us as we do not use credit derivatives. The provisions of FSP No. FIN 45-4 are effective for reporting periods (annual or interim) ending after November 15, 2008 (our first quarter of fiscal 2009). As FSP No. FIN 45-4 is only disclosure-related it will not have an impact on our financial position and results of operations.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, but we adopted it early in fiscal 2006.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements on the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to our application of the guidance in SAB 108, we consistently applied the roll-over method when quantifying financial statement misstatements.

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

The Audit Committee, together with its independent outside legal counsel, did not find any evidence of intentional wrongdoing by any of our former or current employees, officers or directors. We have determined, however, that we utilized incorrect measurement dates for some of the stock-based compensation awards granted during the review period. The incorrect measurement dates can be attributed primarily to the following reasons:

Administrative Corrections — In the period from fiscal 1997 to 2005, we corrected administrative errors identified subsequent to the original authorization by awarding stock options that we dated with the original authorization date. The administrative errors included incorrect lists of optionees, generally new hires who were inadvertently omitted from the lists of optionees because of the delayed updating of our personnel list, and miscalculations of the number of options to be granted to particular employees on approved lists.

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

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. Staff Accounting Bulletin No. 108 (Continued)

In light of the above findings, we and our advisors performed an exhaustive process to uncover all information that could be used in making a judgment as to appropriate measurement dates. We used all available information to form conclusions as to the most likely option granting actions that occurred and to form conclusions as to the appropriate measurement dates.

Under APB No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) because the exercise prices of the stock options on the new measurement dates were, in some instances, lower than the fair market value of the underlying stock on such dates, we were required to record stock-based compensation expense for these differences. As a result, stock-based compensation expense in a cumulative after-tax amount of approximately $19.2 million should have been reported in the consolidated financial statements for the fiscal years 1997 through 2005. After considering the materiality of the amounts of stock-based compensation and related income tax effects that should have been recognized in each of the applicable historic periods, including the interim periods of fiscal 2005 and 2006, we determined that the errors were not material to any prior period, on either a quantitative or qualitative basis, under our previous method for quantifying misstatements, the roll-over method. Therefore, we have not restated our consolidated financial statements for prior periods. In accordance with the provisions of SAB 108, we decreased beginning retained earnings at November 1, 2005 by approximately $19.2 million, from $984.1 million to $964.9 million, or a reduction of two percent, with the offset to additional paid-in capital in the consolidated balance sheet.

D. Acquisitions and Equity Investments

PlateSpin

On March 26, 2008, we acquired 100% of the outstanding stock of PlateSpin, a leader in support solutions for complete workload lifecycle management and optimization for Windows, UNIX and Linux operating systems in the physical and virtual data center. The purchase price, consisting of $204.1 million in cash, plus merger and transaction costs of $3.8 million, was allocated as follows:

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

Purchased in-process research and development, valued at $2.7 million, pertained to technology that was not technologically feasible at the date of the acquisition, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, and was not ready for initial customer testing. At the acquisition date, PlateSpin was working on the next release of its three major products: PowerConvert, PowerRecon, and Forge, all of which were planned for release at various dates in the latter part of calendar year 2008. These releases had not yet reached technological feasibility at the time of the acquisition. The purchased in-process research and development was valued based on discounting estimated future cash flows from the related products. The purchased in-process research and development does not have any alternative future use and did not otherwise qualify for capitalization. As a result, this amount was expensed upon acquisition.

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

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. Acquisitions and Equity Investments (Continued)

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

Goodwill from the acquisition resulted from our belief that the workload lifecycle management products developed by PlateSpin are a valuable addition to our Systems and Resource Management business unit segment. We believe they will help us remain competitive in the Systems and Resource Management market and increase our Systems and Resource Management business unit segment revenue. The goodwill from the PlateSpin acquisition was allocated to our Systems and Resource Management business unit segment and is tax deductible due to a tax election that treats the acquisition of a foreign company as an asset purchase.

SiteScape

On February 13, 2008, we acquired 100% of the outstanding stock of SiteScape, Inc. (“SiteScape”), a provider of open collaboration software, including Teaming + Conferencing products. The purchase price, consisting of $18.5 million in cash, plus merger and transaction costs of $0.4 million, was allocated as follows:

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

Goodwill from the acquisition resulted from our belief that the open collaboration products developed by SiteScape are a valuable addition to our Workgroup product offerings. We believe they will help us remain competitive in the Workgroup market and increase our Workgroup business unit segment revenue. The goodwill from the SiteScape acquisition was allocated to our Workgroup business unit segment and is not tax deductible.

If the PlateSpin and SiteScape acquisitions had occurred on November 1, 2007 (fiscal 2008) and on November 1, 2006 (fiscal 2007), our unaudited pro forma results of operations would have been as follows:

	Fiscal Year Ended October 31,
(Amounts in thousands, except per share amounts)	2008	2007	2006
Net revenue	$967,767	$965,045	$939,467
Net (loss) income available to common stockholders	(19,835)	(62,411)	14,521
Net (loss) income per share available to common stockholders	$(0.06)	$(0.18)	$0.04

Our pro forma net loss for fiscal 2008, 2007 and 2006 includes $2.7 million of non-recurring purchased in-process research and development costs.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. Acquisitions and Equity Investments (Continued)

Senforce

On August 1, 2007, we acquired 100% of the outstanding stock of Senforce Technologies, Inc. (“Senforce”), a provider of endpoint security management, for $20.0 million in cash plus transaction costs of $0.2 million. Endpoint security management focuses on technology that provides data security for workstations, laptops or mobile devices in order to ensure that data cannot be accessed when they are lost or stolen. Senforce’s products have been integrated into our Security and Resource Management business unit segment. Senforce’s results of operations were included in our consolidated financial statements beginning on the acquisition date.

The purchase price was allocated as follows:

(In thousands)	Estimated Fair Value	Estimated Useful Life
Net liabilities assumed	$(8)	N/A
Identifiable intangible assets:
Developed technology	2,000	3 years
Customer relationships	500	3 years
Goodwill	17,728	Indefinite

Total net assets acquired	$20,220

Developed technology and customer relationship assets are being amortized over their estimated useful lives.

Developed technology relates to Senforce’s products that were commercially available and could be combined with our products and services. Discounted expected future cash flows attributable to the products were used to determine the value of developed technology. This resulted in a valuation of approximately $2.0 million related to developed technology that had reached technological feasibility.

Goodwill from the acquisition resulted from our belief that the security management products developed by Senforce are a valuable addition to our Systems and Resource Management business unit segment. We believe they will help us remain competitive in the endpoint security management markets and increase our revenue. The goodwill from the Senforce acquisition was allocated to our Systems and Resource Management business unit segment and is not tax deductible.

If the Senforce acquisition had occurred on November 1, 2006 (fiscal 2007) and on November 1, 2005 (fiscal 2006), our unaudited pro forma results of operations would have been as follows:

	Fiscal Year Ended October 31,
(Amounts in thousands, except per share amounts)	2007	2006
Net revenue	$934,069	$920,503
Net (loss) income available to common stockholders	(49,345)	11,879
Net (loss) income per share available to common stockholders	$(0.14)	$0.03

RedMojo

On November 17, 2006, we acquired 100% of the outstanding stock of RedMojo Inc. (“RedMojo”), a privately-held company that specialized in cross-platform virtualization management software tools. RedMojo’s products have been integrated into our Systems and Resource Management business unit segment. The purchase price was approximately $9.7 million in cash plus merger and transaction costs of approximately $0.2 million. RedMojo’s results of operations were included in our consolidated financial statements beginning on the acquisition date.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. Acquisitions and Equity Investments (Continued)

The purchase price was allocated as follows:

(In thousands)	Estimated Fair Value	Estimated Useful Life
Identifiable intangible assets:
Developed technology	$2,370	3 years
Goodwill	7,554	Indefinite

Total net assets acquired	$9,924

Developed technology assets are being amortized over their estimated useful lives.

Developed technology relates to RedMojo products that were commercially available and could be combined with our products and services. Discounted expected future cash flows attributable to the products were used to determine the value of developed technology. This resulted in a valuation of approximately $2.4 million related to developed technology that had reached technological feasibility.

Goodwill from the acquisition resulted from our belief that the virtualization products developed by RedMojo are a valuable addition to our Systems and Resource Management business unit segment. We believe they will help us remain competitive in the virtualization markets and increase our Systems and Resource Management business unit segment revenue. The goodwill from the RedMojo acquisition was allocated to our Systems and Resource Management business unit segment and is not tax deductible.

RedMojo’s revenue and income were immaterial in prior years and would not have had a material impact to our reported financial results.

e-Security

On April 19, 2006, we acquired 100% of the outstanding stock of e-Security, Inc. (“e-Security”), a privately-held company headquartered in Vienna, Virginia. e-Security provides security information, event management and compliance software. e-Security’s products are now part of our Identity and Security Management business unit segment. The purchase price was approximately $71.7 million in cash, plus transaction costs of $1.1 million. e-Security’s results of operations were included in our consolidated financial statements beginning on the acquisition date.

The purchase price was allocated as follows:

(In thousands)	Estimated Fair Value	Estimated Useful Life
Net liabilities assumed	$(1,135)	N/A
Purchased in-process research and development	2,110	N/A
Identifiable intangible assets:
Developed technology	6,920	3 years
Customer relationships	3,640	3 years
Trademarks/trade names	390	3 years
Goodwill	60,908	Indefinite

Total net assets acquired	$72,833

We estimated the fair values of the intangible assets as further described below. Developed technology, customer relationships, and trademarks/trade names are being amortized over their estimated useful lives. The net liabilities assumed from e-Security consisted mainly of accounts payable and other liabilities reduced by cash and cash equivalents, accounts receivable, and fixed assets.

Purchased in-process research and development valued in the amount of $2.1 million pertained to technology that was not technologically feasible at the date of the acquisition, meaning it had not reached the working model stage, did not contain all of the major functions planned for the product, and was not ready for initial customer testing. At the acquisition date, e-Security was working on the next two releases of its product called Sentinel, one of which was released in the third calendar quarter of 2006 and the second was released in 2007. These releases had not yet achieved technological feasibility at the time of acquisition. The purchased in-process research and development was valued based on discounting estimated future cash flows from the related products. Completion of the development of the future upgrades of the Sentinel products is dependent upon our successful integration of the e-Security products with our products and services. The purchased in-process research and development does not have any alternative future use and did not otherwise qualify for capitalization. As a result, this amount was expensed upon acquisition.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. Acquisitions and Equity Investments (Continued)

Developed technology relates to e-Security products that were commercially available and could be combined with our products and services. Discounted expected future cash flows attributable to the products were used to determine the value of developed technology. This resulted in a valuation of approximately $6.9 million related to developed technology that had reached technological feasibility.

The valuation of customer relationships in the amount of $3.6 million, which relates primarily to customers under maintenance agreements, was determined based on discounted expected future cash flows to be received as a result of the agreements and assumptions about their renewal rates.

Goodwill from the acquisition resulted from our belief that the Sentinel products developed by e-Security are a valuable addition to our Identity and Security Management business unit segment. We believe they will help us remain competitive in the security and compliance markets and increase our Identity and Access Management product revenue. The goodwill from the e-Security acquisition was allocated among our business unit segments and is not tax deductible.

If the e-Security acquisition had occurred on November 1, 2005 (fiscal 2006), the unaudited pro forma results of operations would have been as follows:

(In thousands, except per share amounts)	Fiscal Year Ended October 31, 2006
Net revenue	$923,827
Net income available to common stockholders	13,261
Net income per share available to common stockholders — diluted	$0.04

We analyze our intangible assets periodically for indicators of impairment. During fiscal 2007, as part of our periodic review of intangible assets, we determined that e-Security’s financial performance declined significantly and that its estimated future undiscounted direct cash flows would not be sufficient to cover the carrying value of its intangible assets. We used discounted cash flow models to estimate the value of e-Security’s intangible assets and determined that $2.5 million, $1.3 million and $0.1 million of e-Security’s developed technology, customer relationship and trade name intangible assets, respectively, had become impaired. These intangible assets were written down and the related charges were recorded as a component of operating expenses in the consolidated statements of operations during fiscal 2007. The entire $3.9 million impairment charge related to the Identity and Security Management business unit segment.

Open Invention Network, LLC

In November 2005, Open Invention Network, LLC (“OIN”) was established by us, International Business Machines Corporation, Koninklijke Philips Electronics N.V., Red Hat, Inc. (“Red Hat”) and Sony Corporation. In fiscal 2007, NEC became an investor in OIN, diluting our ownership percentage to 17%. OIN is a privately-held company that has and will acquire patents to promote Linux and open source by offering its patents on a royalty-free basis to any company, institution or individual that agrees not to assert its patents against the Linux operating system or certain Linux-related applications. In addition, OIN, in its discretion, will enforce its patents to the extent it believes such action will serve to further protect and promote Linux and open source. Each party contributed capital with a fair value of $20.0 million to OIN. We account for our 17% ownership interest using the equity method of accounting. Our $20.0 million contribution consisted of patents with a fair value of $15.8 million, including $0.3 million of prepaid acquisition costs, and cash of $4.2 million. At the time of the contribution, the patents had a book value of $14.4 million, including $0.3 million of prepaid acquisition costs. The $1.4 million difference between the fair value and book value of the patents is being amortized to our investment in OIN account and equity income over the remaining estimated useful life of the patents, which is approximately nine years. Our investment in OIN as of October 31, 2008 of $18.8 million is classified in the line item, “Other assets” in the consolidated balance sheet.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. Acquisitions and Equity Investments (Continued)

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

E. Divestitures

Discontinued operations

Our discontinued operations include the divestitures of our Cambridge Technology Partners (Switzerland) SA (“CTP Switzerland”), subsidiary in fiscal 2008, our Salmon Ltd. (“Salmon”) subsidiary in fiscal 2007 and our Celerant subsidiary in fiscal 2006. These subsidiaries were the final components of our general Business Consulting segment. Detailed discussions of each of these divestitures follows:

CTP Switzerland

On October 31, 2007, we signed an agreement to sell our CTP Switzerland subsidiary to a management-led buyout group for $0.8 million ($0.5 million was received at close on January 31, 2008, and an additional contingent payment of $0.3 million was received during the fourth quarter of fiscal 2008). No further payments are due from CTP Switzerland. As of January 31, 2008, we ceased shareholder and operational relationships with CTP Switzerland.

When we signed the agreement, we began classifying CTP Switzerland’s results as a discontinued operation in our consolidated statements of operations and reclassified our results of operations for the prior comparable period. In fiscal 2007, we recognized an estimated loss on disposal of $8.9 million resulting from the expected sale. During fiscal 2008, we recognized a gain on final liquidation of CTP Switzerland of $1.4 million, for a total net loss on the disposition of $7.4 million.

The net loss on the sale of CTP Switzerland was calculated as follows:

(In thousands)
Sales price	$750
Costs to sell	(304)

446

Net book value of CTP Switzerland:
Cash	3,417
Accounts receivable, net	3,508
Other current assets	1,718
Other long-term assets	315
Current liabilities	(3,322)
Realization of cumulative translation adjustment	(1,668)
Impairment of goodwill	3,903

7,871

Net loss on sale of CTP Switzerland before income taxes	$(7,425)

Loss before income taxes recognized in fiscal 2007	$(8,855)
Gain before income taxes recognized in fiscal 2008	$1,430

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. Divestitures (Continued)

Salmon

On March 12, 2007, we sold our shares in Salmon to Okam Limited, a U.K. Limited Holding Company, for $4.9 million, plus an additional contingent payment of approximately $3.9 million to be received if Salmon meets certain cumulative future revenue targets by the end of our fiscal 2009. Of the $4.9 million, $2.9 million was received at the time of sale and the remaining $2.0 million was received during the second quarter of fiscal 2008. The $2.0 million was originally recorded as a receivable and included in the calculation of the gain recorded in the second quarter of fiscal 2007. During the fourth quarter of fiscal 2008 we received $1.2 million of the approximate $3.9 million contingent amount. As of the date of sale, we ceased further shareholder and operational relationships with Salmon. Salmon’s sale has been recorded as a component of discontinued operations in our consolidated statements of operations.

During the first quarter of fiscal 2007, we determined that it was more likely than not that Salmon would be sold. This determination triggered the need to test the $11.9 million of goodwill related to Salmon for impairment. Using an estimate of proceeds to be received upon sale as an indicator of Salmon’s fair value, we determined that $10.2 million of Salmon’s goodwill had become impaired, and was, therefore, written off during the quarter as a component of discontinued operations in the consolidated statement of operations. In addition, we also determined that $0.5 million of customer relationship intangible assets and $0.1 million of non-compete agreement intangible assets had become impaired and, therefore, were also written off in the first quarter of fiscal 2007.

In the second quarter of fiscal 2007, we recognized a gain on the consummation of the sale of approximately $0.6 million. Salmon’s results of operations are classified as a discontinued operation in our consolidated statements of operations.

The gain on the sale of Salmon was calculated as follows:

(In thousands)
Sales price	$4,914
Costs to sell	(102)

4,812

Net book value of Salmon:
Cash	2,165
Other current assets	4,089
Goodwill	2,177
Other long-term assets	139
Liabilities	(4,386)

4,184

Gain before income taxes recognized in fiscal 2007	628

Contingent payment received in fiscal 2008	1,223

Total gain recognized to date	$1,851

Celerant

On May 24, 2006, we sold our shares in Celerant consulting to a group comprised of Celerant management and Caledonia Investments plc for $77.0 million in cash. Celerant consulting was acquired by us in fiscal 2001 as part of the Cambridge Technology Partners acquisition. There are no ongoing shareholder or operational relationships between us and Celerant consulting. The sale of Celerant consulting does not impact our professional services business. Celerant’s results of operations are classified as a discontinued operation in our consolidated statements of operations.

Celerant consulting is accounted for as a discontinued operation, and accordingly, its results of operations and the gain on the sale of Celerant consulting are reported separately in a single line item in our consolidated statement of operations.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. Divestitures (Continued)

The gain on the sale of Celerant was calculated as follows:

(In thousands)
Sales price	$77,014
Costs to sell	(3,248)

73,766

Net book value of Celerant:
Cash	37,344
Accounts receivable, net	35,185
Other current assets	2,418
Goodwill	24,452
Other long-term assets	1,978
Current liabilities	(26,878)
Minority interest	(2,993)
Realization of cumulative translation adjustment and other	(8,857)

62,649

Gain on sale of Celerant before income taxes	$11,117

The results of discontinued operations (CTP Switzerland, Salmon and Celerant) for fiscal 2008, 2007, and 2006 are as follows:

	Fiscal Year Ended October 31,
(In thousands)	2008	2007	2006
CTP Switzerland net revenue	$6,566	$25,625	$26,877
Salmon net revenue	—	7,351	21,069
Celerant net revenue	—	—	83,341

	$6,566	$32,976	$131,287

CTP Switzerland income before taxes	$105	$739	$1,936
Salmon income before taxes	—	83	1,740
Celerant income before taxes	—	—	1,783

Income before taxes	105	822	5,459

Salmon impairment of long-lived assets	—	(10,848)	—
Salmon gain on sale	1,223	628	—
CTP Switzerland gain on sale	1,430	—	—
CTP Switzerland impairment of goodwill	—	(3,903)	—
CTP Switzerland impairment loss	—	(4,952)	—
Celerant gain on sale	—	—	11,117

Gain (loss) on discontinued operations	2,653	(19,075)	11,117
Income tax (benefit) expense on discontinued operations	(836)	(69)	1,561

Income (loss) from discontinued operations	$3,594	$(18,184)	$15,015

The net cash proceeds from the sale of our discontinued operations (CTP Switzerland, Salmon and Celerant) are as follows:

	Fiscal Year Ended October 31,
(In thousands)	2008	2007	2006
CTP Switzerland net cash distributions	$(2,667)	$—	$—
Salmon net cash proceeds	3,231	783	—
Celerant net cash proceeds	—	—	37,922

Net cash proceeds from sale of discontinued operations	$564	$783	$37,922

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. Divestitures (Continued)

Sales of Subsidiaries

Our sales of subsidiaries include the divestitures of our Mexico subsidiary (“Mexico”) and our Argentina subsidiary (“Argentina”) in fiscal 2008, and our Japan Consulting Group (“JCG”) in fiscal 2006. Detailed discussions of each of these divestitures follows:

Mexico and Argentina subsidiaries

On July 1, 2008, we sold our Mexico and our Argentina subsidiaries to one of our Latin American distribution partners for a total of $6.6 million. Total selling costs for both subsidiaries were less than $0.1 million. As of October 31, 2008, the remaining receivable on our consolidated balance sheet for the sale of the subsidiaries consists of $0.3 million for Mexico and $0.1 million for Argentina. Payment of the remaining receivable will be made during the first quarter of fiscal 2009 after the final working capital adjustments are agreed upon. During fiscal 2008, we recorded a total loss on the sale of both subsidiaries of $3.7 million, which included a goodwill allocation of $1.5 million. These subsidiaries were primarily sales operations and sold products from our four business unit segments (See the table in Note J, “Goodwill and Intangible Assets” for the goodwill amounts allocated to each business unit segment).

The loss on the sale of both subsidiaries was calculated as follows:

(In thousands)	Mexico	Argentina	Total
Sales price	$5,891	$686	$6,577
Costs to sell	(24)	(22)	(46)

	5,867	664	6,531

Net book value:
Assets	8,268	1,671	9,939
Liabilities	(1,357)	(538)	(1,895)
Allocated goodwill	1,330	155	1,485
Realization of cumulative translation adjustment	691	5	696

	8,932	1,293	10,225

Loss before income taxes	$(3,065)	$(629)	$(3,694)

We will continue to sell products to customers in these countries through the distribution partner. Accordingly, we will have continuing cash flows from these businesses and have not presented them as discontinued operations in our consolidated statements of operations.

Japan Consulting Group

On August 10, 2006, we sold the JCG to Nihon Unisys, LTD (“Unisys”) for $4.0 million. $2.8 million of the selling price was paid at closing and $1.2 million was contingent upon certain key employees remaining employed by Unisys for the 12 month period after closing. In the fourth quarter of fiscal 2007, Unisys paid the contingent consideration of $0.2 million for each key employee that was still employed by Unisys at the end of the retention period, totaling $1.2 million. We recorded a loss of $8.3 million in fiscal 2006 related to the excess carrying amount of the JCG over its fair value, of which $7.1 million was to write off goodwill. We also recognized a gain of $1.2 million in fiscal 2007 related to contingent consideration.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. Divestitures (Continued)

The loss was calculated as follows:

(In thousands)
Fair value of JCG (including contingent selling price)	$2,800
Costs to sell	(393)

2,407

Net book value :
Current assets	2,935
Goodwill	7,106
Current liabilities	(619)
Realization of cumulative translation adjustment and other	1,258

10,680

Loss on sale of JCG before income taxes in fiscal 2006	(8,273)
Contingent consideration received in fiscal 2007	1,200

Loss on sale of JCG before income taxes, net	$(7,073)

The JCG is a key partner for us with respect to subcontracting consulting services. Likewise, cash flows from the JCG to us will continue as we are a subcontractor for the JCG. As a result of our continuing involvement, the JCG has not been presented as a discontinued operation.

The net cash (distributions) proceeds from the sale of our subsidiaries (Mexico, Argentina and the JCG) are as follows:

	Fiscal Year Ended October 31,
(In thousands)	2008	2007	2006
Mexico net cash distributed	$(13)	$—	$—
Argentina net cash distributed	(158)	—	—
JCG net cash proceeds	—	1,200	1,450

Net cash (distributions) proceeds from sale of subsidiaries	$(171)	$1,200	$1,450

F. Cash and Short-Term Investments

The following is a summary of our short-term available-for-sale investments at October 31, 2008 and 2007:

(In thousands)	Cost at October 31, 2008	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at October 31, 2008
Short-term investments:
U.S. government and agency securities	$227,992	$3,060	$(380)	$230,672
Corporate notes and bonds	100,335	193	(1,928)	98,600
Asset-backed securities	54,302	2	(1,218)	53,086
Equity securities	7,969	—	(2,514)	5,455

Total short-term investments	$390,598	$3,255	$(6,040)	$387,813

(In thousands)	Cost at October 31, 2007	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at October 31, 2007
Short-term investments:
Auction rate securities	$5,000	$—	$—	$5,000
U.S. government and agency securities	338,338	1,976	(218)	340,096
Corporate notes and bonds	313,284	801	(331)	313,754
Asset-backed securities	110,821	339	(105)	111,055
Equity securities	7,060	853	—	7,913

Total short-term investments	$774,503	$3,969	$(654)	$777,818

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. Cash and Short-Term Investments (Continued)

At October 31, 2008, approximately $5.5 million market value of our equity securities are designated for deferred compensation payments, which are paid out as requested by the participants of the plan upon termination.

At October 31, 2008, contractual maturities of our short-term investments were:

(In thousands)	Cost	Fair Market Value
Less than one year	$54,971	$55,134
Due in one to two years	152,917	153,832
Due in two to three years	100,055	99,789
Due in more than three years	56,289	55,206
No contractual maturity	26,366	23,852

Total short-term investments	$390,598	$387,813

We had net unrealized losses related to short-term investments of $2.8 million at October 31, 2008 and net unrealized gains of $3.3 million at October 31, 2007. We realized gains on the sales of securities of $10.6 million, $0.6 million, and $0.7 million in fiscal 2008, 2007, and 2006, respectively, while realizing losses on sales of securities of $2.6 million, $1.4 million, and $2.1 million during those same periods, respectively. At October 31, 2008, no investments had been in a continuous unrealized loss position for more than 12 months, and $164.6 million market value of the investments with gross unrealized losses of $6.0 million had been in a continuous unrealized loss position for less than 12 months. The unrealized losses on our investments were caused primarily by interest rate increases and not the credit quality of the issuers. We have the ability and intent to hold these investments until a recovery of fair value, which may be at maturity.

We hold $1.5 million of Lehman Brothers’ corporate notes. As a result of Lehman Brothers’ bankruptcy announcement, a $1.3 million other-than-temporary charge was recorded in fiscal 2008 related to this security.

G. Restricted Cash

In relation to the appeal we filed in the Amer Jneid legal matter, we were required by the court to post a $51.5 million bond during fiscal 2008 (See Note S, “Legal Proceedings”). The amount of the bond was determined by statutory regulations and has no connection to the amount we believe may ultimately be paid in this matter. The bond is held in an interest-bearing account in our name, but is restricted and classified as such on our consolidated balance sheet. The restriction will continue until the resolution of this legal matter. Since posting the bond near the end of the first quarter of fiscal 2008, the bond has earned $1.1 million of interest, increasing restricted cash to $52.7 million.

H. Long-Term Investments

At October 31, 2008 and October 31, 2007, we held eight ARSs that are classified as long-term investments on our consolidated balance sheets. Contractual maturities for these ARSs are 16 years or greater with an interest rate reset date approximately every 28 days. Until the fourth quarter of fiscal 2007, the carrying value of our ARSs approximated fair value. With the liquidity issues experienced in the global credit and capital markets, our ARSs have experienced multiple failed auctions and the estimated market value of these securities is less than cost.

We estimated the fair value of these ARSs using a discounted cash flow analysis that considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of the future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) consideration of the time horizon that the market value of each security could return to its cost. We estimated that the fair market value of these securities at October 31, 2008 and October 31, 2007 was $11.1 million and $37.3 million, respectively.

During fiscal 2008, we recorded an other-than-temporary impairment charge of $28.7 million based on our assessment that it is likely that the fair value of the ARSs will not fully recover in the foreseeable future, given a combination of factors, including the duration, severity and continued declining trend of the fair value of these securities as well as a deterioration in some of the securities’ credit ratings. In connection with the other-than-temporary impairment charge, we reversed all of the $2.5 million of temporary impairment charges pertaining to these securities that were recorded in the “Accumulated other comprehensive income” line item in our consolidated balance sheet in fiscal 2007. Prior to the impairment charges, the original cost of these ARSs was $39.8 million.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H. Long-Term Investments (Continued)

The fair value of the ARSs could further change significantly in the future and we may be required to record additional other-than-temporary impairment charges if there are further reductions in fair value in future periods.

During fiscal 2008, our holdings in an enhanced liquidity fund were frozen due to liquidity issues. We believe that the underlying securities are not impaired if held to maturity. As the underlying securities mature, the fund manager is distributing the cash on a pro rata basis to the fund’s shareholders. During fiscal 2008, we received $55.1 million in fund distributions. As of October 31, 2008, the balance of this investment is $22.3 million. We anticipate that $18.4 million of this balance will be distributed during the next twelve months. The remaining $3.9 million is anticipated to be distributed more than one year after October 31, 2008, and is classified as a long-term investment on our consolidated balance sheet. At present, the fund’s cash is being distributed faster than originally scheduled. The fund continues to accrue and pay interest income and, as there are no other-than-temporary impairment or valuation issues with these securities, no impairment charges were recorded in connection with this investment.

During the fourth quarter of fiscal 2006, we sold all of our rights, titles, interests and obligations for 22 of our 23 venture capital funds, which were classified in long-term investments in the consolidated balance sheet, for total proceeds of $71.3 million and a gain of $18.0 million. The sale of one-half of one fund closed in fiscal 2006, and the sale of the remaining one-half of that fund closed at the beginning of fiscal 2007, resulting in an additional gain in fiscal 2007 of $3.6 million on proceeds of $5.0 million. The remaining venture capital fund that was not sold has a book value of zero.

Based on our ability to access our cash, cash equivalents, and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity in the enhanced liquidity fund and our ARSs will affect our ability to operate our business in the usual course in the next twelve months.

I. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	October 31, 2008	October 31, 2007
Buildings and land	$189,958	$199,686
Furniture and equipment	199,091	217,037
Leasehold improvements and other	46,005	47,943

Property, plant and equipment, at cost	435,054	464,666
Accumulated depreciation	(260,076)	(284,129)

Property, plant and equipment, net	$174,978	$180,537

Depreciation and amortization expense related to property, plant and equipment totaled $27.4 million, $29.1 million, and $31.2 million, in fiscal 2008, 2007, and 2006, respectively.

During fiscal 2006, we sold corporate aviation assets and certain corporate real estate assets with a net book value of $19.0 million for $25.0 million, net of commissions, resulting in a gain of $6.0 million.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

J. Goodwill and Intangible Assets

Goodwill

Goodwill allocated to our business unit segments as of October 31, 2008 and 2007 is as follows:

(In thousands)	Open Platform Solutions	Identity and Security Management	Systems and Resource Management	Workgroup	Business Consulting	Total
Balance as of October 31, 2006	$75,919	$87,336	$103,236	$142,354	$15,856	$424,701
Senforce acquisition	—	—	17,728	—	—	17,728
RedMojo acquisition	—	—	7,554	—	—	7,554
Salmon impairment	—	—	—	—	(10,207)	(10,207)
Salmon disposition	—	—	—	—	(2,177)	(2,177)
CTP Switzerland impairment	—	—	—	—	(3,903)	(3,903)
SUSE purchase price tax adjustment	(4,442)	(5,182)	(6,416)	(8,637)	—	(24,677)
Adjustments	(878)	(1,012)	(1,300)	(1,648)	431	(4,407)

Balance as of October 31, 2007	70,599	81,142	120,802	132,069	—	404,612
PlateSpin acquisition	—	—	176,480	—	—	176,480
Impact of foreign currency translation	—	—	(12,113)	—	—	(12,113)
SiteScape acquisition	—	—	—	19,723	—	19,723
Mexico/Argentina disposition	(468)	(355)	(251)	(411)	—	(1,485)
Adjustments	(873)	(1,021)	(1,483)	(1,723)	—	(5,100)

Balance as of October 31, 2008	$69,258	$79,766	$283,435	$149,658	$—	$582,117

The $12.1 million decrease in impact of foreign currency translation results from the portion of goodwill related to PlateSpin that is denominated in Canadian dollars, and therefore, subject to foreign currency exchange rate fluctuations. Adjustments during fiscal 2008 decreased goodwill by $5.1 million. The adjustments were comprised primarily of a $5.0 million decrease due to tax adjustments and a $0.1 million decrease from merger liability adjustments. The $5.0 million tax adjustments were attributable to the SilverStream, Ximian, Immunix, Tally, RedMojo, Senforce and SiteScape acquisitions and related to the reversal of deferred tax asset valuation allowances for acquired net operating loss carryforwards that were utilized by income generated during fiscal 2008. For information on our PlateSpin and SiteScape acquisitions, see Note D, “Acquisitions and Equity Investments.” For information on the Mexico/Argentina dispositions, see Note E, “Divestitures.”

Adjustments during fiscal 2007 decreased goodwill by $4.4 million. The adjustments were comprised principally of $4.9 million in tax-related adjustments partially offset by a $0.5 million increase in foreign currency adjustments. The $4.9 million tax adjustments were attributable to the SilverStream, Immunix, Ximian, Tally and Senforce acquisitions and related to the reversal of deferred tax asset valuation allowances for acquired net operating loss carryforwards that were utilized by taxable income generated in fiscal 2007. For information on the Senforce and RedMojo acquisitions, see Note D, “Acquisitions and Equity Investments.” For information on the Salmon impairment and disposition, see Note E, “Divestitures.”

During the fourth quarter of fiscal 2007, we entered into an agreement to sell our CTP Switzerland subsidiary. As a result of this agreement, we tested the $3.9 million of goodwill related to CTP Switzerland, the last remaining component of the Business Consulting reporting unit. Using an estimate of proceeds to be received upon sale as an indicator of CTP Switzerland’s fair value, we determined that the entire $3.9 million of goodwill was impaired, and was, therefore, written off during fiscal 2007 as a component of the loss on discontinued operations in the consolidated statements of operations. The CTP Switzerland sale closed during the first quarter of fiscal 2008 (See Note D, “Divestitures”).

During the fourth quarter of fiscal 2007, the German tax authorities issued new guidance conforming to German Supreme Court rulings that resulted in: 1) the valuation allowance being removed on deferred tax assets related to net operating losses acquired as part of the acquisition of SuSE Linux AG (“SUSE”), and 2) a reduction in tax reserves reducing goodwill by $24.7 million.

On August 1, 2008, 2007 and 2006, we performed our annual goodwill impairment test under SFAS No. 142. To estimate the fair value of our reporting units, management made estimates and judgments about future cash flows based on assumptions that are consistent with both short-term and long-range plans used to manage the business. We also considered factors such as our market capitalization and current economic events in assessing the fair value of the reporting units. Based on the results of our analysis, we determined that no goodwill impairment existed in any of our reporting units for any year reported as a result of the annual impairment

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

J. Goodwill and Intangible Assets (Continued)

test. This process requires subjective judgment at many points throughout the analysis. Changes to the estimates used in the analysis, including estimated future cash flows, could cause one or more of the reporting units or indefinite-lived intangibles to be valued differently in future periods. It is at least reasonably possible that future analyses could result in a material non-cash goodwill impairment charge.

Intangible Assets

The following is a summary of intangible assets:

	October 31, 2008			October 31, 2007			Asset Lives
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Developed technology	$52,769	$(35,410)	$17,359	$34,033	$(26,203)	$7,830	3-4 years
Trademarks/trade names	25,631	(666)	24,965	24,731	(419)	24,312	3 years or Indefinite
Customer relationships	31,911	(20,915)	10,996	18,811	(17,393)	1,418	3 years
Internal use software	5,057	(5,057)	—	5,057	(5,045)	12	3 years

Total intangible assets	$115,368	$(62,048)	$53,320	$82,632	$(49,060)	$33,572

During the third quarter of fiscal 2008, we acquired $12.0 million of developed technology. This developed technology relates to our Identity and Security Management business unit segment. During fiscal 2008, we acquired developed technology, customer relationships, and trademarks and trade names of $12.6 million, $11.9 million and $0.9 million, respectively, related to the PlateSpin acquisition, which was integrated into our Systems and Resource Management business unit segment. During fiscal 2008, we also acquired developed technology, and customer relationships of $1.8 million, and $1.2 million, respectively, related to the SiteScape acquisition, which was integrated into our Workgroup business unit segment.

During fiscal 2007, we acquired developed technology of $2.4 million related to the acquisition of RedMojo, which was integrated into our Systems and Resource Management business unit segment. During fiscal 2007, we acquired developed technology for $0.9 million, which has been integrated into our Identity and Security Management business unit segment. During fiscal 2007, we acquired developed technology of $2.0 million and $0.5 million of customer relationships related to the acquisition of Senforce, which has been integrated into our Systems and Resource Management business unit segment.

Developed technology at October 31, 2008 related primarily to the Systems and Resource Management product line as a result of our acquisitions of PlateSpin, Senforce, and RedMojo and to our Identity and Security Management product line from the e-Security acquisition. Trademarks and trade names at October 31, 2008 related primarily to the SUSE and PlateSpin individual product names, which we continue to use, of which $24.2 million relates to SUSE, and has an indefinite life. Customer relationships at October 31, 2008 related primarily to the customers we acquired as a part of our acquisitions of PlateSpin, Senforce, and e-Security.

Amortization expense on intangible assets was $13.0 million, $8.4 million, and $12.8 million in fiscal 2008, 2007, and 2006, respectively. Amortization of intangible assets is estimated to be $13.3 million in fiscal 2009, $11.0 million in fiscal 2010, $4.5 million in fiscal 2011, and $0.3 million in fiscal 2012, with nothing thereafter.

During the fourth quarter of fiscal 2008, we completed our detailed internal reviews of the $12.0 million of developed technology acquired in the third quarter of fiscal 2008 and determined that we would not utilize all of this developed technology as initially planned. These reviews determined that only a portion of the acquired developed technology would be utilized in our products. We used discounted cash flow models to estimate the fair value of this acquired developed technology based upon the updated plans, and determined that $7.7 million had become impaired. This intangible asset was written down and the related charge was recorded as a component of operating expenses in the consolidated statements of operations during fiscal 2008. The entire $7.7 million impairment charge related to the Identity and Security Management business unit segment. As part of this review, it was determined that the estimated useful life of the remaining asset would be four years.

During fiscal 2007, as part of our periodic review of intangible assets, we determined that e-Security’s financial performance declined significantly and that its estimated future undiscounted direct cash flows would not be sufficient to cover the carrying value of its intangible assets. We used discounted cash flow models to estimate the value of e-Security’s intangible assets and determined that

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

J. Goodwill and Intangible Assets (Continued)

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

As discussed above in Note E, “Divestitures,” in the sub-section, “Salmon,” we reviewed other long-lived assets related to Salmon for impairment. This review resulted in the determination that $0.5 million of customer relationship intangible assets and $0.1 million of non-compete agreement intangible assets had become impaired and, therefore, were written off during fiscal 2007.

K. Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires that we record deferred tax assets and liabilities based upon the future tax consequence of differences between the book and tax basis of assets and liabilities, and other tax attributes. SFAS No. 109 also requires that we assess the ability to realize deferred tax assets based upon a “more likely than not” standard and provide a valuation allowance for any tax assets not deemed realizable under this standard.

The components of income tax expense attributable to continuing operations consist of the following:

	Fiscal Year Ended October 31,
(In thousands)	2008	2007	2006
Income tax expense
Current:
Federal	$48,778	$18,652	$14,846
State	4,884	1,175	1,612
Foreign	(1,875)	7,857	10,525

Total current income tax expense	51,787	27,684	26,983

Deferred:
Federal	(23,961)	276	133
State	—	—	—
Foreign	7,391	6,731	(4,474)

Total deferred income tax (benefit) expense	(16,570)	7,007	(4,341)

Total income tax expense from continuing operations	$35,217	$34,691	$22,642

Differences between the U.S. statutory and effective tax rates computed as a percentage of income from continuing operations before income taxes are as follows:

	Fiscal Year Ended October 31,
	2008	2007	2006
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	1.5	4.2	0.8
Research and development tax credits	(9.9)	(66.6)	(4.9)
Foreign income taxed at different rates than U.S. statutory rate	(6.1)	80.5	(9.8)
Valuation allowances	233.2	324.6	58.9
Stock-based compensation	12.2	35.9	11.9
Adjustments to prior year tax provisions	(4.4)	—	(6.5)
Change in assertion for unremitted earnings	(110.8)	—	—
Loss on sale of foreign subsidiaries	—	—	9.3
Non-recurring tax benefit	—	—	(15.5)
Recognition of previously unrecognized tax benefits	(1.3)	—	—
Other, net	4.5	(1.4)	4.1

Effective tax rate on continuing operations	153.9%	412.2%	83.3%

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. Income Taxes (Continued)

Domestic and foreign components of income from continuing operations and before taxes are as follows:

	Fiscal Year Ended October 31,
(In thousands)	2008	2007	2006
Domestic	$280	$(15,278)	$6,098
Foreign	22,598	23,693	21,082

Total income from continuing operations, before taxes	$22,878	$8,415	$27,180

Cash paid for income taxes	$12,854	$10,272	$14,829

The components of deferred tax assets at October 31, 2008 and 2007 are as follows:

(In thousands)	October 31, 2008	October 31, 2007
Deferred income taxes:
Deferred tax assets:
Accruals	$117,992	$38,822
Capital loss carryforward	32,162	42,881
Credit carryforwards	133,706	168,140
Net operating loss carryforwards	105,859	155,808
Investment impairments	34,167	21,792
Receivable valuation accounts	1,071	984
Stock-based compensation expense	18,364	14,970
Other items	8,958	11,225

Gross deferred tax assets	452,279	454,622
Valuation allowance	(409,219)	(408,422)

Total deferred tax assets	43,060	46,200

Deferred tax liabilities:
Depreciation	(6,916)	(3,944)
Foreign earnings	—	(25,352)
Intangibles from acquisitions	(5,940)	(3,269)

Total deferred tax liabilities	(12,856)	(32,565)

Net deferred tax assets	$30,204	$13,635

Due to the utilization of a significant amount of our net operating loss carryforwards in previous years, substantially all of the future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of SFAS No. 123(R) in fiscal 2006, we elected to follow the tax ordering laws to determine the sequence in which deductions, net operating loss carryforwards, and tax credits are utilized. Accordingly, during fiscal 2008 a tax benefit of $18.5 million was credited to additional paid-in capital reflecting a $20.8 million tax benefit relating to stock options for current year exercises and utilization of previously reserved net operating losses and tax credits, partially offset by a $2.3 million adjustment for prior year tax filings. During fiscal 2008, a tax benefit relating to the utilization of previously reserved acquired net operating losses of $5.0 million was credited to goodwill.

As of October 31, 2008, we had $132.7 million in net operating loss carryforwards from acquired companies that will expire in years 2018 through 2026. These loss carryforwards from acquired companies can be utilized to offset future taxable income, but are subject to certain annual limitations. The benefit of the use of these loss carryforwards will be recorded to first reduce goodwill relating to the acquisition, second to reduce other non-current intangible assets relating to the acquisition, and third to reduce income tax expense. In addition, we have approximately $189.8 million of foreign loss carryforwards, of which $7.5 million, $5.4 million, and $13.1 million are subject to expiration in years 2009, 2010, and 2011-2028, respectively. The remaining losses do not expire. We have $83.4 million in capital loss carryforwards, which, if not utilized, will expire in fiscal years 2009 through 2012. We have foreign tax credit carryforwards of $33.8 million that expire between fiscal years 2009 and 2017, general business credit carryforwards of $89.2 million that expire between fiscal years 2010 and 2027, and alternative minimum tax credit carryforwards of $11.1 million that do not expire. We also have various state net operating loss and credit carryforwards that expire in accordance with the respective state statutes.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. Income Taxes (Continued)

As of October 31, 2008, deferred tax assets of approximately $16.8 million pertain to certain tax credits and net operating loss carryforwards resulting from the exercise of employee stock options. If realized, the tax benefit of these credits and losses will be accounted for as a credit to stockholders’ equity. Additionally, deferred tax assets of $58.0 million relate to acquired entities. These acquired deferred tax assets are subject to limitation under the change of ownership rules of the Internal Revenue Code and have a full valuation allowance. Approximately $38.9 million of future tax benefit relating to these deferred tax assets will be recorded to first reduce goodwill relating to the acquisition, second to reduce other non-current intangible assets relating to the acquisition, and third to reduce income tax expense.

The effective tax rate for fiscal 2008 differs from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, and differences between the book and tax treatment of certain income items on which a valuation allowance has been recorded. The effective tax rate on continuing operations for fiscal 2008 was 153.9% compared to an effective tax rate of 412.2% for the same period in fiscal 2007. Included in the fiscal 2008 effective tax rate are $3.3 million in adjustments related to settlements of prior period audits and tax filings. The effective tax rate for fiscal 2008 differs from the effective tax rate for fiscal 2007 because, even though we had losses from continuing operations in fiscal 2007, we had income tax expense resulting primarily from the use of previously reserved U.S. net operating loss carryovers.

In accordance with determinations made pursuant to the applicable accounting standards, we continue to believe that it is more likely than not that most of our net deferred tax assets will not be realized based on all available evidence. As a result, we have provided a valuation allowance on those U.S. net deferred tax assets. In reaching this determination, we evaluated our three-year cumulative results, our pre-tax losses for the third and fourth quarters of fiscal 2008, as well as the impacts that current economic conditions may have on our future results. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in capital. It is reasonably possible that we could reduce a significant portion of our valuation allowance in the near-term. The valuation allowance on deferred tax assets increased by $0.8 million in fiscal 2008 primarily due to stock-based compensation and other originating assets, new acquisitions, and changes in our deferred tax liabilities. During the fiscal year, we reduced our deferred tax asset and valuation allowance by $33.2 million for certain operating losses and credits that are not valid in the future as a result of tax law limitations.

We have not provided deferred taxes relative to undistributed earnings of foreign subsidiaries as such undistributed earnings are considered to be indefinitely reinvested. Prior to this fiscal year, we had provided deferred taxes on the undistributed earnings of certain foreign subsidiaries, but such deferred taxes were reversed during the current fiscal year based on our assertion to remain indefinitely reinvested in all foreign subsidiaries. We consider the earnings to be indefinitely reinvested based on management’s overall business strategy, including anticipated future uses of global cash balances. We will calculate any potential future tax liabilities relating to these undistributed foreign earnings if we no longer meet the criteria to remain indefinitely reinvested. Total undistributed earnings of approximately $328.6 million at October 31, 2008 may become taxable upon their remittance as dividends or upon the sale or liquidation of these foreign subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated.

Prior to fiscal 2008, we evaluated our tax reserves under SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 5 required us to accrue for losses we believed were probable and could be reasonably estimated. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The adoption of FIN 48 resulted in a $1.4 million non-cash adjustment to increase our reserves for unrecognized tax benefits and a reduction to beginning retained earnings. Our policy for interest and penalties related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Interest and penalties on tax reserves continue to be classified as income tax expense in our consolidated statements of operations.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. Income Taxes (Continued)

As of November 1, 2007, we had reserves for unrecognized tax benefits totaling $55.1 million, including the $1.4 million effect of adopting FIN 48, of which $35.7 million would favorably impact our effective tax rate if recognized. As of October 31, 2008, we had reserves for unrecognized tax benefits totaling $49.9 million, of which $33.5 million would favorably impact the effective tax rate if recognized. The $5.2 million decrease in reserves for unrecognized tax benefits during the fiscal year relates primarily to benefits recognized as a result of the lapse of statutes of limitations, settlements with tax authorities, and changes to measurement of existing uncertain tax positions for changes in foreign exchange rates, partially offset by increases for unrecognized tax benefits originating during the year.

During fiscal 2008, we accrued approximately $2.5 million in interest related to unrecognized tax benefits, partially offset by a $2.2 million reduction in accrued interest attributable to the decrease in unrecognized tax benefits in which the statute of limitations lapsed during the year. We had approximately $7.1 million and $7.4 million accrued for the payment of interest related to unrecognized to benefits as of November 1, 2007 and October 31, 2008, respectively.

We have recorded a $39.7 million liability for unrecognized tax benefits and related interest in the line item, “Other long-term liabilities” on our consolidated balance sheet. The remaining $1.2 million of unrecognized tax benefits and related interest has been recorded in the line item, “Income taxes payable,” in the consolidated balance sheet.

The difference between the total unrecognized tax benefits and those affecting the effective tax rate is due to certain unrecognized tax benefits that would impact our deferred taxes if recognized. As of October 31, 2008, we believe it is reasonably possible that $1.2 million of unrecognized tax benefits will decrease within the next 12 months as the result of statute of limitations expiring in various jurisdictions. We do not believe that the favorable $1.2 million decrease in unrecognized tax benefits would significantly impact the effective tax rate in any one period.

The following is a reconciliation of our change in uncertain tax positions pursuant to FIN 48:

(In thousands)	Total Gross Unrecognized Tax Benefits
Balance at November 1, 2007	$55,092
Increases related to current fiscal year tax positions	6,449
Increases related to prior fiscal year tax positions	2,923
Decreases related to settlement of prior fiscal year tax positions	(2,687)
Expiration of statute of limitations for assessment of taxes	(11,915)

Balance at October 31, 2008	$49,862

We conduct business globally and, as a result, one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. During January 2008, the U.S. Internal Revenue Service opened an examination for fiscal 2005 and 2006. In addition, we are at various stages in examinations in some foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years prior to fiscal 1998 or non-U.S. income tax examinations for years prior to fiscal 2004.

L. Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	October 31, 2008	October 31, 2007
Restructuring reserves	$20,570	$30,685
Accrued property and other taxes	15,831	16,170
Merger liabilities	10,618	13,050
Accrued royalties	10,984	8,791
Accrued marketing expenses	5,296	10,514
Other accrued expenses	45,630	43,640

Total other accrued liabilities	$108,929	$122,850

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. Restructuring Expenses and Merger Liabilities

Fiscal 2008

During fiscal 2008, we recorded net restructuring expenses of $28.6 million. This was comprised of $31.0 million in restructuring activities recognized during fiscal 2008 and $2.4 million in reductions of accruals for restructuring activities recorded in prior periods.

The restructuring actions undertaken during fiscal 2008 are a continuation of the restructuring plan that we began during the fourth quarter of fiscal 2006. The restructuring plan is related to our strategy to implement a comprehensive transformation of our business and to achieve competitive operating margins. This strategy had four main initiatives: 1) improving our sales model and sales staff specialization; 2) integrating our product development approach and balancing between on and offshore development locations; 3) improving our administrative and support functions; and 4) transforming our services business to be more efficient and product focused. Specific actions taken during fiscal 2008 included reducing our workforce by 364 employees. At October 31, 2008, our total headcount was approximately 4,000. We also vacated several facilities and terminated some service provider contracts. The following table summarizes the activity related to the fiscal 2008 restructuring:

(In thousands)	Severance and Benefits	Excess Facilities	Other Restructuring Related Costs	Total
Original reserve	$25,583	$3,492	$1,949	$31,024
Cash payments	(10,893)	(2,213)	(1,576)	(14,682)
Non-cash adjustments	37	(41)	(144)	(148)

Balance at October 31, 2008	$14,727	$1,238	$229	$16,194

The remaining unpaid balance as of October 31, 2008 is primarily for severance, which will be paid over the next twelve months, and lease costs for redundant facilities, which will be paid over the respective remaining contract terms, the longest of which extends to 2013.

Fiscal 2007

During fiscal 2007, we recorded net restructuring expenses of $43.1 million, of which $43.3 million related to restructuring activities recognized during fiscal 2007 and $0.2 million related to net releases of previously recorded restructuring liabilities. The fiscal 2007 restructuring action is a continuation of the restructuring plan that we began implementing during the fourth quarter of fiscal 2006 and continued throughout fiscal 2007 and is related to our strategy discussed above.

Specific actions taken during fiscal 2007 included reducing our workforce by 619 employees and exiting several facilities. The following table summarizes the activity related to the fiscal 2007 restructuring:

(In thousands)	Severance and Benefits	Excess Facilities	Other Restructuring Related Costs	Total
Original reserve	$38,796	$4,238	$289	$43,323
Cash payments	(17,383)	(1,988)	(273)	(19,644)
Non-cash adjustments	(103)	(149)	(2)	(254)

Balance at October 31, 2007	21,310	2,101	14	23,425
Cash payments	(20,189)	(1,143)	(14)	(21,346)
Non-cash adjustments	(974)	241	—	(733)

Balance at October 31, 2008	$147	$1,199	$—	$1,346

The remaining unpaid balance as of October 31, 2008 is for benefits, which will be paid over the next six months, and lease costs for redundant facilities which will be paid over the respective remaining contract terms, the longest of which extends to 2012.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. Restructuring Expenses and Merger Liabilities (Continued)

Fiscal 2006

During fiscal 2006, we recorded net restructuring expenses of $4.4 million, $4.2 million of which related to restructuring activity recognized during fiscal 2006 and $0.2 million related to net adjustments of previously recorded merger liabilities and restructuring liabilities. The adjustments to the merger liabilities have been recorded in the consolidated statement of operations since the changes have occurred outside the relevant purchase price allocation period.

The fiscal 2006 restructuring expenses related to efforts to restructure our business to improve profitability, as discussed above. Specific actions taken during fiscal 2006 included reducing our workforce by 24 employees, exiting a facility and liquidating two legal entities. The following table summarizes the activity related to the fiscal 2006 restructuring:

(In thousands)	Severance and Benefits	Excess Facilities	Other Restructuring Related Costs	Total
Original reserve	$3,420	$606	$163	$4,189
Cash payments	(323)	(591)	(35)	(949)

Balance at October 31, 2006	3,097	15	128	3,240
Cash payments	(2,811)	(15)	(88)	(2,914)
Non-cash adjustments	(286)	—	—	(286)

Balance at October 31, 2007	—	—	40	40
Non-cash adjustments	—	—	(40)	(40)

Balance at October 31, 2008	$—	$—	$—	$—

Fiscal 2005

During fiscal 2005, we recorded net restructuring expenses of $57.7 million, of which $53.6 million related to restructuring activity recognized during fiscal 2005 and $5.3 million related to adjustments of previously recorded merger liabilities to adjust lease accruals, less a net release of $1.2 million related to an adjustment of prior period restructuring liabilities. The following table summarizes the activity related to the fiscal 2005 restructuring:

(In thousands)	Severance and Benefits	Excess Facilities	Other Restructuring Related Costs	Total
Balance at October 31, 2005	$28,492	$6,451	$259	$35,202
Cash payments	(25,438)	(4,022)	(202)	(29,662)
Non-cash adjustments	(1,721)	1,437	—	(284)

Balance at October 31, 2006	1,333	3,866	57	5,256
Cash payments	(479)	(353)	24	(808)
Non-cash adjustments	380	(106)	14	288

Balance at October 31, 2007	1,234	3,407	95	4,736
Cash payments	(16)	(1,468)	—	(1,484)
Non-cash adjustments	(1,201)	(3)	(95)	(1,299)

Balance at October 31, 2008	$17	$1,936	$—	$1,953

The remaining unpaid balance as of October 31, 2008 is primarily for lease costs for redundant facilities, which will be paid over the respective remaining contract terms, the longest of which extends to 2012.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. Restructuring Expenses and Merger Liabilities (Continued)

Fiscal 2004

During fiscal 2004, we recorded net restructuring expenses of $19.1 million. The following table summarizes the activity related to the fiscal 2004 restructuring:

(In thousands)	Severance and Benefits	Excess Facilities	Total
Balance at October 31, 2005	$1,243	$1,457	$2,700
Cash payments	(1,012)	(1,067)	(2,079)
Non-cash adjustments	(231)	487	256

Balance at October 31, 2006	—	877	877
Cash payments	—	(482)	(482)
Non-cash adjustments	—	(100)	(100)

Balance at October 31, 2007	—	295	295
Cash payments	—	(159)	(159)
Non-cash adjustments	—	(7)	(7)

Balance at October 31, 2008	$—	$129	$129

The remaining unpaid balance as of October 31, 2008 is for lease costs for redundant facilities, which will be paid over the respective remaining contract terms, the longest of which extends to 2009.

Fiscal 2003

During fiscal 2003, we recorded a net restructuring expense of approximately $37.8 million. The following table summarizes the activity related to the fiscal 2003 restructuring:

(In thousands)	Severance and Benefits	Excess Facilities	Other Restructuring Related Costs	Total
Balance at October 31, 2005	$—	$3,121	$10	$3,131
Cash payments	—	(1,343)	(10)	(1,353)
Non-cash adjustments	—	434	—	434

Balance at October 31, 2006	—	2,212	—	2,212
Cash payments	—	(1,160)	—	(1,160)
Non-cash adjustments	—	(60)	—	(60)

Balance at October 31, 2007	—	992	—	992
Cash payments	—	(441)	—	(441)
Non-cash adjustments	—	(152)	—	(152)

Balance at October 31, 2008	$—	$399	$—	$399

The remaining unpaid balance as of October 31, 2008 is for lease costs for redundant facilities, which will be paid over the respective remaining contract terms, the longest of which extends to 2010.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M. Restructuring Expenses and Merger Liabilities (Continued)

Fiscal 2002

During fiscal 2002, we recorded restructuring expenses of $20.4 million. The following table summarizes the activity related to the fiscal 2002 restructuring:

(In thousands)	Severance and Benefits	Excess Facilities	Other Restructuring Related Costs	Total
Balance at October 31, 2005	$—	$3,660	$37	$3,697
Cash payments	—	(1,424)	(37)	(1,461)

Balance at October 31, 2006	—	2,236	—	2,236
Cash payments	—	(937)	—	(937)
Non-cash adjustments	—	(102)	—	(102)

Balance at October 31, 2007	—	1,197	—	1,197
Cash payments	—	(648)	—	(648)

Balance at October 31, 2008	$—	$549	$—	$549

As of October 31, 2008, the remaining balance of the fiscal 2002 restructuring expense included lease costs for redundant facilities, which will be paid over the respective remaining contract terms, the longest of which extends to 2009.

Merger Liabilities

The following table summarizes the merger liabilities balance and activity during fiscal 2008:

(In thousands)	Balance at October 31, 2007	Additions from Acquisitions	Payments/ Adjustments	Balance at October 31, 2008
Facilities related	$12,725	$150	$(2,520)	$10,355
Employee related	—	454	(284)	170
Other	325	3,630	(3,862)	93

Total merger liabilities	$13,050	$4,234	$(6,666)	$10,618

The additions from acquisitions relate to the SiteScape and PlateSpin acquisitions (See Note D, “Acquisitions and Equity Investments”). As of October 31, 2008, the remaining unpaid balance is for lease costs for redundant facilities, which will be paid over the respective remaining contract terms, the longest of which extends to 2025, severance and related benefits, which will be paid over the next six months, and professional fees, which will be paid over the next twelve months.

N. Line of Credit

We have a $20.0 million bank line of credit available for letter of credit purposes. As of October 31, 2008, there were standby letters of credit of $12.2 million outstanding under this line, all of which are collateralized by cash. The bank line of credit expires on April 1, 2009. The bank line of credit is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. As of October 31, 2008, we are in full compliance with all the financial covenants and restrictions contained in this credit agreement. In addition, as of October 31, 2008, we had outstanding letters of credit of an insignificant amount at other banks.

O. Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which responded to a diversity in practice of how SFAS No. 143, “Accounting for Asset Retirement Obligations,” was being implemented. Specifically, FIN 47 recognized that, when uncertainty about the timing and/or settlement method existed, some entities were recognizing the fair value of asset retirement obligations (“AROs”) prior to retirement of the asset, while others were recognizing the fair value of the obligation only when it was probable that the asset would be retired on a specific date or when the asset was actually retired. FIN 47 clarified that the uncertainty surrounding the timing and method of settlement when settlement is conditional on a

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O. Asset Retirement Obligations (Continued)

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

P. Senior Convertible Debentures

On July 2, 2004, we issued and sold $600 million aggregate principal amount of Debentures due 2024. The Debentures pay interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2005. Each $1,000 principal amount of Debentures is convertible, at the option of the holders, into approximately 86.79 shares of our common stock prior to July 15, 2024 if (1) the price of our common stock trades above 130% of the conversion price for a specified duration, (2) the trading price of the Debentures is below a certain threshold, subject to specified exceptions, (3) the Debentures have been called for redemption, or (4) specified corporate transactions have occurred. None of the conversion triggers have been met as of October 31, 2008. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $11.52 per share. Holders of the Debentures may require us to repurchase all or a portion of their Debentures on July 15, 2009, July 15, 2014 and July 15, 2019, or upon the occurrence of certain events including a change in control. We may redeem the Debentures for cash beginning on or after July 20, 2009.

The Debentures were sold to an “accredited investor” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial investor offered and resold the Debentures to “qualified institutional buyers” under Rule 144A of the Securities Act. As of October 31, 2008, the common stock issuable upon the conversion of the Debentures was eligible for sale to the public under Rule 144(k). We have evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and concluded that none of these features should be separately accounted for as derivatives.

In connection with the issuance of the Debentures, we incurred $14.9 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are being amortized as interest expense using the effective interest method over the term from issuance through the first date that the holders can require repurchase of the Debentures, which is July 15, 2009. Amortization expense related to the issuance costs was $2.5 million, $3.0 million and $3.0 million for fiscal 2008, 2007, and 2006, respectively.

Due to the voluntary review of our historical stock-based compensation practices that was announced in August 2006 and not completed until May 2007, we did not file our third quarter fiscal 2006 Form 10-Q, fiscal 2006 Form 10-K, and first quarter fiscal 2007 Form 10-Q in a timely manner. In September 2006, we received a letter from Wells Fargo Bank, N.A., the trustee of our Debentures, which asserted that we were in default under the indenture because of the delay in filing our Form 10-Q for the period ended July 31, 2006. The letter stated that the asserted default would not become an “event of default” under the indenture if we cured the default within 60 days after the date of the notice. We believe that this above-mentioned notice of default was invalid and without merit because the indenture only requires us to provide the trustee copies of SEC reports within 15 days after such filings are actually made. However, in order to avoid the expense and uncertainties of further disputing whether a default under the indenture had occurred, we solicited consents from the holders of the Debentures to proposed amendments to the indenture that would give us until Thursday, May 31, 2007 to become current in our SEC reporting obligations and a waiver of rights to pursue remedies available under the indenture with respect to any default caused by our not filing SEC reports timely. On November 9, 2006, we received consents from the holders of the Debentures, and therefore we and the trustee entered into a first supplemental indenture implementing the

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

P. Senior Convertible Debentures (Continued)

proposed amendments described in the consent solicitation statements. Under the terms of the consent solicitation and first supplemental indenture, we paid an additional 7.3% per annum, or $44.0 million, in special interest on the Debentures from November 9, 2006 to, but excluding November 9, 2007. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), since the change in the terms of the Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification of debt and not an extinguishment of debt, and therefore the additional $44.0 million of special interest payments is expensed over the period from November 9, 2006 through July 15, 2009, the date the Debentures are first callable by either party. During the period of November 9, 2006 through July 15, 2009, the new effective interest rate on this debt, including the $44.0 million, is 3.2%. The $44.0 million of special interest payments were paid over three periods. Payments of $8.1 million, $22.0 million and $13.9 million occurred in January 2007, July 2007, and January 2008, respectively. In addition, we expensed approximately $1.5 million in fees paid to Citigroup for work performed on the consent process. On May 25, 2007, we filed our delinquent reports bringing us current with our SEC reporting obligations.

During fiscal 2008, 2007 and 2006, we incurred interest expense of $18.8 million, $22.0 million and $6.0 million, respectively, including the amortization of deferred financing costs related to the Debentures. During fiscal 2008, we made cash payments for interest of $17.2 million, of which $13.9 million was for the final special interest payment.

During fiscal 2008, we received authorization from our Board of Directors to repurchase, from time to time, up to $600 million face value of the Debentures in such quantities, at such prices, and in such manner as may be directed by our management. During fiscal 2008, we purchased and retired $474.3 million face value of the Debentures for total cash consideration of $456.5 million, including $0.6 million of accrued interest. The portions of the unamortized debt issuance costs and prepaid interest related to the Debentures that were repurchased were written off, resulting in a $4.6 million gain during fiscal 2008. This gain is shown as a component of the line item “Interest expense and other, net” in our consolidated statements of operations.

Holders of the Debentures may require us to repurchase all or a portion of their Debentures on July 15, 2009. As a result, at October 31, 2008, the $125.7 million outstanding balance of the Debentures and related deferred financing costs are classified as a current liability and asset, respectively, on our consolidated balance sheet.

Q. Guarantees

Like most software vendors, we are party to a variety of agreements, primarily with customers, resellers, distributors, and independent hardware and software vendors (generally, “Customers”), pursuant to which we may be obligated to indemnify the Customer against third-party allegations of intellectual property infringement resulting from the Customer’s use of our offerings or distribution of our software, either of which may include proprietary and/or open source materials. In such circumstances, the Customer must satisfy specified conditions to qualify for indemnification. Our obligations under these agreements may be limited in terms of time and/or amount, and in some instances we may have recourse against third parties.

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

R. Commitments and Contingencies

As of October 31, 2008, we have various operating leases related to our facilities. These leases have minimum annual lease commitments of $19.8 million in fiscal 2009, $13.7 million in fiscal 2010, $10.8 million in fiscal 2011, $9.2 million in fiscal 2012, $6.1 million in fiscal 2013, and $27.0 million thereafter. Furthermore, we have $22.7 million of minimum rentals to be received in the future from subleases.

Rent expense, net of sublease rental income, for operating and month-to-month leases was $17.5 million, $16.7 million, and $18.5 million, in fiscal 2008, 2007, and 2006, respectively.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

R. Commitments and Contingencies (Continued)

During fiscal 2008, we issued $4.8 million of debt to finance leasehold improvements for our Bangalore, India product development facility. This debt currently has an interest rate of 10%, which may be reset every six months. Interest is paid monthly and principal payments of approximately $63 thousand are due over 77 months. The debt is collateralized by the fixed assets of our India subsidiary. The $4.0 million long-term portion of the debt is a component of the line item, “Other long-term liabilities,” in our consolidated balance sheet, and the $0.8 million current portion is a component of the line item, “Other accrued liabilities,” in our consolidated balance sheet.

S. Legal Proceedings

Between September and November of 2006, seven separate derivative complaints were filed in Massachusetts state and federal courts against us and many of our current and former officers and directors asserting various claims related to alleged options backdating. We are also named as a nominal defendant in these complaints, although the actions are derivative in nature and purportedly asserted on our behalf. These actions arose out of our announcement of a voluntary review of our historical stock-based compensation practices. The complaints essentially allege that, since 1999, we materially understated our compensation expenses and, as a result, overstated actual income. The five actions filed in federal court have been consolidated, and the parties to that action stipulated that the defendants’ answer or motion to dismiss is due 45 days after the filing of an amended complaint. The parties filed the stipulation with the Court setting forth a schedule for the filing of an amended complaint and the briefing on our motion to dismiss. No amended complaints have been filed in the federal court cases. The two state court cases were consolidated before the Business Litigation Session of the Massachusetts Suffolk County Superior Court. After we filed a motion to dismiss the state court complaints, plaintiffs’ counsel informed us that they did not intend to file a reply to the motion and would stipulate to the dismissal of the state court complaints. We believe there are strong defenses to the remaining consolidated cases pending in the federal court. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

On January 20, 2004, The SCO Group, Inc. (“SCO”) filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. Upon our motion, the action was removed to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. Our answer set forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. On February 3, 2006, SCO filed a Second Amended Complaint alleging that we had violated supposed non-competition provisions of the agreement under which we sold certain UNIX-related assets to SCO, that we infringed SCO’s copyrights, and that we are engaging in unfair competition by attempting to deprive SCO of the value of the UNIX technology. SCO sought to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and to cause us to pay actual, special and punitive damages in an amount to be proven at trial. As a result of SCO’s Second Amended Complaint, our wholly-owned subsidiary, SUSE,, filed a demand for arbitration before the International Court of Arbitration in Zurich, Switzerland, pursuant to a “UnitedLinux Agreement” in which SCO and SUSE were parties. On August 10, 2007, the U.S. District Court Judge issued a Memorandum Decision and Order that granted us summary judgment against SCO on significant issues in the litigation. The District Court determined that we own the UNIX copyrights and dismissed certain of SCO’s claims against us. On September 14, 2007, SCO filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On July 16, 2008, the U.S. District Court issued Findings of Fact and Conclusions of Law wherein the Court determined that SCO owed us $2.5 million (along with an additional amount for prejudgment interest) from amounts received under a license agreement between SCO and Sun Microsystems, Inc. (“Sun”). The Court concluded that SCO lacked authority to enter into the 2003 agreement with Sun, and as such, we were entitled to a share (one-third) of the amount SCO received under that agreement. The Court further concluded that SCO’s licenses to Microsoft and other “SCOsource licensees” included an “incidental” license to Unix SVRX code and therefore we were not entitled to any proceeds from such licenses. On November 20, 2008, the U.S. District Court entered Final Judgment dismissing SCO’s remaining claims against us and awarded us $3.5 million. On November 25, 2008, SCO filed a Notice of Appeal from that decision to the Tenth Circuit Court of Appeals. Of the total judgment amount, $625 thousand will be treated as constructive trust funds and placed in an escrow account pending the outcome of SCO’s appeal from the final judgment. As for the SUSE arbitration proceeding, hearings before the International Arbitral Tribunal have been stayed by the court in the SCO bankruptcy case. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

S. Legal Proceedings (Continued)

On July 12, 2002, Amer Jneid and other related plaintiffs filed a complaint in the Superior Court of California, Orange County, alleging claims for breach of contract, fraud in the inducement, misrepresentation, infliction of emotional distress, rescission, slander and other claims against us in connection with our purchase of so-called “DeFrame” technology from the plaintiffs and two affiliated corporations (TriPole Corporation and Novetrix), and employment agreements that we entered into with the plaintiffs in connection with the purchase. The complaint sought unspecified damages, including “punitive damages.” The dispute (resulting in these claims) arises out of the plaintiffs’ assertion that we failed to properly account for license distributions which the plaintiffs claim would have entitled them to certain bonus payouts under the purchase and employment agreements. After a lengthy jury trial in January 2007, the jury returned a verdict in favor of the various plaintiffs on certain contract claims and in favor of us on various remaining claims. As a result of the verdict, a judgment was entered against us on August 27, 2007 in the amount of $19.0 million plus an additional $4.5 million in prejudgment interest. In addition, the court has awarded plaintiffs attorneys’ fees and costs related to the litigation. We have filed Notices of Appeal of the judgment and the related orders to the California Court of Appeals. We believe we have strong legal arguments that could result in reversal of the judgment and the lower court’s orders; however, we believe settlement is also a possibility. We accrued $27.0 million in prior fiscal periods for this matter. During the first quarter of fiscal 2008, we posted a $51.5 million bond in conjunction with our appeal of this judgment. The amount of the bond was determined by statutory regulations and has no connection to the amount we believe may ultimately be paid in this matter. (See Note G, “Restricted Cash”). While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position or results of operations.

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

In November 2007, we were served with a complaint by IP Innovations (a patent litigation company), alleging that the distribution of Linux-based products by both Red Hat (a co-defendant in the case) and us violates certain U.S. Patents. Our initial evaluation of the patent claims asserted by the plaintiff indicates that we have strong defenses to the claims. Although we are preparing to defend against the claims, we have also had settlement discussions with IP Innovations that we are hopeful may lead to a settlement without the need for protracted litigation. We accrued $1.3 million for this matter. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

S. Legal Proceedings (Continued)

In addition to the matters discussed above, we are currently party to various legal proceedings and claims involving former employees, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims will have a material adverse effect, individually or in the aggregate, on our consolidated financial position, results of operations or cash flows. We account for legal reserves under SFAS No. 5, which requires us to accrue for losses that we believe are probable and can be reasonably estimated. We evaluate the adequacy of our legal reserves based on our assessment of many factors, including our interpretations of the law and our assumptions about the future outcome of each case based on current information. It is reasonably possible that our legal reserves could be increased or decreased in the near term based on our assessment, or reassessment, of these factors.

T. Stockholders’ Equity

Stock Repurchase

On May 13, 2008, our Board of Directors authorized the repurchase of up to $100.0 million of our outstanding common stock. There is no fixed termination date for the repurchase program. As of October 31, 2008, 11.6 million shares of common stock have been repurchased and retired under this program at an average price of $5.75 per share. The total amount paid for the repurchase of our common stock was $66.8 million, leaving $33.2 million remaining to be repurchased under the current Board authorization.

On September 22, 2005, our Board of Directors approved a share repurchase program for up to $200.0 million of our common stock through September 21, 2006. On April 4, 2006, our Board of Directors approved an amendment to the share repurchase program increasing the limit on repurchase from $200.0 million to $400.0 million and extending the program through April 3, 2007. As of July 31, 2006, we completed the repurchase program purchasing 51.5 million shares of common stock at an average price of $7.76 per share.

Stock Award Plans

We currently have five stock award plans that allow us to grant stock options, restricted stock units and other equity-based awards to employees and consultants. In addition, we currently have one stock plan for non-employee members of the Board of Directors that expired in April 2008 and is discussed in more detail below. When granting stock options, we typically grant nonstatutory options at fair market value on the grant date, defined in the stock award plans as the closing price of our stock on the day prior to grant. Our current practice is to grant nonstatutory options or restricted units to mid- and upper-management at the time of hire. We also maintain an ongoing annual grant program under which certain employees are eligible for consideration based on their past performance or future retention requirement. For the past three fiscal years, restricted units have been used for the annual grant program. These plans are discussed in more detail below.

The 2000 Stock Plan and the 1991 Stock Plan

The 2000 Stock Plan (the “2000 Plan”), with an aggregate of 16.0 million shares of common stock initially reserved for issuance, provides for the grant of incentive stock options, nonstatutory stock options, restricted stock purchase rights and common stock equivalents (“CSE’s”) and was approved by stockholders in April 2000. Shares of common stock may also be issued under the 2000 Plan to satisfy our obligations under our Stock Based Deferred Compensation Plan. As of October 31, 2008, a total of 5.0 million shares of common stock remained available for issuance pursuant to the 2000 Plan.

The 1991 Stock Plan (the “1991 Plan”), with an aggregate of 80.3 million shares of common stock initially reserved for issuance, provides for the grant of nonqualified stock options, restricted stock purchase rights, restricted units, stock appreciation rights and long-term performance awards and was most recently approved by stockholders in March 1994. As of October 31, 2008, a total of 11.7 million shares of common stock remained available for issuance pursuant to the 1991 Plan.

Under both plans, options are granted at the fair market value of our common stock at the date of grant (defined in the plans as the closing price on the day prior to the grant date), generally vest over 48 months (although options have been granted that vest over 24 or 36 months), are exercisable upon vesting and expire either four, eight or ten years from the date of grant. Under both plans, restricted stock purchase rights have been granted providing for the sale of our common stock to certain employees at a purchase price of $0.10 per share. Shares of restricted common stock are subject to repurchase by us at the original purchase price until such time as

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

T. Stockholders’ Equity (Continued)

they have vested. Grants of restricted stock generally vest over a three- or four-year period. There were 189,412 shares of outstanding restricted common stock that remained unvested and subject to repurchase at October 31, 2008. Under the 1991 Plan, restricted stock units may be granted to employees. These units vest annually over three years, annually over four years, or at the end of three years from their date of grant, have an exercise price of either $0.00 or $0.10 and are payable in common stock. Under the 2000 Plan, CSE’s may be issued to non-employee members of our Board of Directors, who elect to have all or a portion of their board retainer deferred through the purchase of CSE’s. The purchase price for CSE’s is equal to the fair market value of our common stock on the date of purchase (defined in the plan as the closing price on the day prior to the grant date). Participating board members who defer compensation into the award of CSE’s specify the future date such common stock equivalents will be converted into shares of our common stock.

The 2000 Nonqualified Stock Option Plan

The 2000 Nonqualified Stock Option Plan (the “2000 NQ Plan”), with an aggregate of 28.0 million shares of common stock initially reserved for issuance, provides for the grant of nonstatutory stock options. As of October 31, 2008, a total of 14.4 million shares of common stock remained available for issuance pursuant to the 2000 NQ Plan. Under the 2000 NQ Plan, nonstatutory options are granted at the fair market value of our common stock at the date of grant (defined in the plan as the closing price on the day prior to the grant date), generally vest over 48 months (although options have been granted that vest over 24 months), are exercisable upon vesting and expire either four, eight or ten years from the date of grant.

The Novell/SilverStream 1997 Stock Option Plan

The Novell/SilverStream 1997 Stock Option Plan (the “SilverStream 1997 Plan”), with an aggregate of 12.5 million shares of common stock initially reserved for issuance, provides for the grant of incentive stock options, nonstatutory stock options, restricted stock and other stock-based awards, was most recently approved by stockholders of SilverStream in May of 2002, and was assumed by us in July 2002 in connection with our acquisition of SilverStream. As of October 31, 2008, a total of 2.9 million shares of common stock remained available for issuance pursuant to the SilverStream 1997 Plan. Under the SilverStream 1997 Plan, options are typically granted at the fair market value of our common stock at the date of grant (defined as the closing price on the day prior to the grant date). Options that had been granted prior to our acquisition of SilverStream were granted at the fair market value of SilverStream’s common stock at the date of grant and were converted to options to acquire our common stock based on the terms of the acquisition. Options generally vest over 48 months (although options had been granted before our acquisition of SilverStream that vest over 42 or 60 months), are exercisable upon vesting, and expire eight or ten years from the date of grant.

The Novell/SilverStream 2001 Stock Option Plan

The Novell/SilverStream 2001 Stock Option Plan (the “SilverStream 2001 Plan”), with an aggregate of 2.4 million shares of common stock initially reserved for issuance, provides for the grant of nonstatutory stock options. We assumed the SilverStream 2001 Plan in July 2002 in connection with the acquisition of SilverStream. As of October 31, 2008, a total of 0.7 million shares of common stock remain available for issuance pursuant to the SilverStream 2001 Plan. Under the SilverStream 2001 Plan, options are granted at the fair market value of our common stock at the date of grant. Options that had been granted prior to our acquisition of SilverStream were granted at the fair market value of SilverStream’s common stock at the date of grant and were converted to options to acquire our common stock based on the terms of the acquisition. Options generally vest over 48 months (although options had been granted before our acquisition of SilverStream that vest over 42 months), are exercisable upon vesting and expire eight or ten years from the date of grant.

The Stock Option Plan for Non-Employee Directors

The Stock Option Plan for Non-Employee Directors (the “Director Plan”) expired in April 2008. No new awards can be granted under the Director Plan; however, we continue to manage outstanding options under the Director Plan. Since the expiration of the Director Plan, all stock-based compensation awards to Directors have been issued under the 1991 Plan and 2000 Plan. The Director Plan provided for two types of non-discretionary stock option grants to non-employee members of our Board of Directors: an initial grant of 30,000 options at the time a director was first elected or appointed to the Board, with options vesting annually over four years and exercisable upon vesting; and an annual grant of 15,000 options upon reelection to the Board, with options vesting annually over two years and exercisable upon vesting. Under the Director Plan, options were granted at the fair market value of our common stock at the date of grant (defined in the plans as the closing price on the day prior to the grant date). The Director Plan, as amended, was approved by the stockholders in April 1996. Options expire ten years from the date of grant.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

T. Stockholders’ Equity (Continued)

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

A summary of the status of our stock award plans as of October 31, 2008, 2007 and 2006 is presented below.

	Fiscal 2008		Fiscal 2007		Fiscal 2006
(Number of awards in thousands)	Number of Awards	Weighted- Average Exercise Price	Number of Awards	Weighted- Average Exercise Price	Number of Awards	Weighted- Average Exercise Price

Outstanding at beginning of year	39,070	$5.71	42,657	$6.28	49,530	$6.72
Granted:
Price at fair value	3,902	6.62	3,614	6.59	3,232	8.29
Price at less than fair value	5,050	0.00	5,730	0.00	5,706	0.10
Exercised	(4,982)	2.29	(5,839)	3.32	(9,406)	4.28
Cancelled:
Forfeited	(2,590)	3.16	(2,266)	3.38	(4,081)	7.10
Expired	(7,529)	9.30	(4,826)	8.59	(2,324)	9.79

Outstanding at end of year	32,921	$4.84	39,070	$5.71	42,657	$6.28

Exercisable at end of year	16,724	$6.71	23,552	$7.35	29,181	$7.17

The following table summarizes information about stock awards outstanding at October 31, 2008:

	Awards Outstanding			Awards Exercisable
(Number of awards in thousands) Range of Exercise Prices	Number of Awards Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Awards Exercisable	Weighted- Average Exercise Price

$0.00 – $3.72	11,141	1.88	$0.52	1,924	$3.00
$3.75 – $5.02	3,489	2.67	4.51	3,489	4.51
$5.08 – $5.55	3,271	4.17	5.54	2,896	5.54
$5.62 – $6.35	3,318	5.29	6.09	1,789	6.14
$6.36 – $8.00	6,188	6.19	6.95	1,704	7.18
$8.02 – $9.06	1,265	5.10	8.47	790	8.41
$9.19 – $10.63	2,074	2.26	9.60	1,957	9.61
$10.68 – $38.88	2,175	2.27	11.94	2,175	11.94

Total	32,921	3.52	$4.84	16,724	$6.71

The following table summarizes general information as of October 31, 2008:

(Number of shares and awards in thousands)	Fiscal 2008	Fiscal 2007
Awards available for future grants	34,641	33,714
Shares of common stock outstanding	343,408	350,610
Awards granted during the year as a percentage of outstanding common stock	2.6%	2.7%

In fiscal 2008 and 2007, we provided a mechanism to cure potentially adverse tax consequences under Section 409A of the Internal Revenue Code of 1986, as amended, arising from options with incorrect measurement dates that were identified during our internal stock option review (for a discussion of the review, see “Historical Stock-Based Compensation Practices” under Note C, “Staff Accounting Bulletin No. 108”). This mechanism was provided to two of our executive officers in fiscal 2008 and as a tender offer to certain of our employees in fiscal 2007. Pursuant to agreements with the two executives, in fiscal 2008, we cancelled options that had been previously granted to acquire an aggregate of 213,000 shares of our common stock and granted new options to acquire the same number of shares. The fiscal 2007 tender offer to certain employees resulted in 1,258,178 shares of previously granted awards being cancelled and re-granted with a new grant date. The re-granted options have the same terms as the cancelled options other than the new grant date.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

T. Stockholders’ Equity (Continued)

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “Purchase Plan”) under which we are authorized to issue up to 34.0 million shares of our common stock to our employees who work at least 20 hours a week and more than five months a year. The maximum number of shares that can be purchased by employees during any fiscal year is 3.0 million shares. Under the terms of the Purchase Plan, there are two six-month offer periods per year, and employees can choose to have up to 10% of their eligible compensation withheld to purchase our common stock at 95% of the fair market value of our common stock on the purchase date. The Purchase Plan is considered non-compensatory under SFAS No. 123(R) and, accordingly, no stock-based compensation expense has been recorded for issuances under the Purchase Plan.

Under the Purchase Plan, we issued 0.2 million, 0.3 million, and 0.1 million shares to employees in fiscal 2008, 2007, and 2006, respectively. This plan will expire in July 2009 and will not be renewed.

Shares Reserved for Future Issuance

As of October 31, 2008, there were 67.6 million shares of common stock reserved for stock award exercises and releases, and 4.4 million shares of common stock reserved for issuances under the Purchase Plan.

U. Stock-Based Compensation

Our consolidated statements of operations include the following amounts of stock-based compensation expense in the respective captions:

	Fiscal Year Ended October 31,
(In thousands)	2008	2007	2006
Cost of revenue	$3,658	$4,425	$4,096

Sales and marketing	10,134	9,722	11,533
Product development	10,363	9,965	8,226
General and administrative	9,663	10,204	11,147

Operating expenses	30,160	29,891	30,906

Discontinued operations	—	—	263
Tax benefit	—	—	—

Total stock-based compensation expense	$33,818	$34,316	$35,265

Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.3 years was $68.1 million at October 31, 2008.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25 and related interpretations. This requirement reduced our net operating cash flows and increased our net financing cash flows by $18.5 million, $13.1 million and $15.3 million in fiscal 2008, 2007 and 2006, respectively.

Stock-based compensation expense during fiscal 2007 included $2.5 million related to the modification of certain vested stock awards that otherwise would have expired during the period when our stock awards were not exercisable due to the delay in the filing of our SEC financial reports in connection with our review of our historical stock-based compensation practices (“Suspension Period”). We modified vested stock-based compensation awards held by terminated employees whose post termination exercise period was affected by the Suspension Period, giving them 60 days to exercise their awards once the Suspension Period ended.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U. Stock-Based Compensation (Continued)

Stock Plans

All stock-based compensation awards are issued under one of the stock award plans discussed in Note T, “Stockholders’ Equity.” When granting stock options, we grant nonstatutory options at fair market value on the date of grant (defined as the closing price on the day prior to the grant date). We also grant restricted stock units.

Time-Based Stock Awards

Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during fiscal 2008, 2007, and 2006 are shown below:

	Fiscal Year Ended October 31,
	2008	2007	2006
Expected volatility	37%	44%	50%
Expected dividends	0%	0%	0%
Expected term	4 years	4 years	4 years
Risk-free interest rate	2.9 – 4.7%	3.7 – 4.8%	4.3 – 5.1%

The expected volatility rate was estimated based on equal weighting of the historical volatility of our common stock over a four-year period and the implied volatilities of our common stock. The expected term was estimated based on our historical experience of exercise, cancellation, and expiration patterns. The risk-free interest rates are based on four year U.S. Treasury STRIPS.

The pre-vesting forfeiture rate used for fiscal 2008 and 2007 was 10%, which was based on historical rates and forward-looking factors. As required under SFAS No. 123(R), we adjust the estimated forfeiture rate to our actual experience.

A summary of the time-based stock awards, which includes stock options and restricted stock units, as of October 31, 2008, and changes during the fiscal year then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Stock Awards
Outstanding at November 1, 2007	35,969	$5.80
Granted:
Price equal to fair market value	2,319	6.55
Price less than fair market value	4,424	0.00
Exercised or released	(4,459)	2.44
Forfeited or expired	(9,452)	7.87

Outstanding at October 31, 2008	28,801	4.81	3.4	$40,973

Exercisable at October 31, 2008	16,397	$6.71	3.4	$3,725

The weighted-average grant-date fair value of time-based stock awards granted during fiscal 2008 was $5.05. The total intrinsic value of awards exercised or released during fiscal 2008 was $17.7 million. As of October 31, 2008, there was $65.8 million of unrecognized stock-based compensation cost related to time-based stock awards. That cost is expected to be recognized over a weighted-average period of 2.3 years.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U. Stock-Based Compensation (Continued)

A summary of time-based unvested restricted stock as of October 31, 2008, and changes during the fiscal year then ended, is as follows:

(Shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested Restricted Stock
Unvested at November 1, 2007	199	$7.81
Granted	—	—
Vested	(101)	7.72
Forfeited	(5)	8.61

Unvested at October 31, 2008	93	$7.87

As of October 31, 2008, there was $0.4 million of unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 0.7 years. The total fair value of time-based restricted stock that vested during fiscal 2008 was $0.8 million.

Performance-Based and Market-Condition Awards

We have issued performance-based equity awards to certain senior executives. These awards have the potential to vest over one to four years upon the achievement of certain specific financial performance goals, specifically related to the achievement of budgeted revenue and operating income targets in each fiscal year. The performance-based options were granted at an exercise price equal to the fair market value of our common stock on the date the option was legally granted and have a contractual life ranging from two to eight years.

In the past, we have issued market-condition equity awards to certain senior executives the vesting of which is accelerated or contingent upon the price of our common stock meeting certain pre-established stock price targets. After various forfeitures, currently there are only 4 grants to two executives, totaling 109,000 options, that are still vesting. These awards will vest on the sixth anniversary of the grant date, December 2009, if the market-condition is not previously achieved. The market-condition options were granted at an exercise price equal to the fair market value of our common stock on the date of the grant and have a contractual life of eight years. No market-condition awards were granted during fiscal 2008.

The fair value of each performance-based option was estimated on the grant date using the Black-Scholes option valuation model without consideration of the performance measures or market conditions. The inputs for expected volatility, expected term, expected dividends, and risk-free interest rate used in estimating the fair value of performance-based awards in fiscal 2008 are the same as those noted above under time-based stock awards.

A summary of the performance-based and market-condition options and restricted stock units as of October 31, 2008, and changes during the fiscal year then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Stock Awards
Outstanding at November 1, 2007	2,471	$4.16
Fair value determined during year	271	7.09
Granted:
Price equal to fair market value	792	6.71
Price less than fair market value	484	0.00
Exercised or released	(524)	0.99
Forfeited or expired	(770)	6.03

Outstanding at October 31, 2008	2,724	4.53	3.9	$4,457

Exercisable at October 31, 2008	328	$6.76	3.4	$—

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U. Stock-Based Compensation (Continued)

The weighted-average grant-date fair value of awards granted during fiscal 2008 was $3.93. The total intrinsic value of stock awards exercised or released during fiscal 2008 was $3.0 million. As of October 31, 2008, there was $1.9 million of unrecognized compensation cost related to performance-based and market-condition awards. That cost is expected to be recognized ratably over a one to two year period.

As of October 31, 2008, there were 1.4 million stock awards that have been legally granted and remain outstanding but have not yet been valued because all of the conditions necessary to establish the grant date for SFAS No. 123(R) purposes have not yet occurred. The grant date of these stock awards will not occur until budgets are approved by our Board of Directors for the respective years specified in the performance targets.

A status of the unvested, performance-based and market-condition restricted stock as of October 31, 2008, and changes during the fiscal year then ended, is as follows:

(Shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested Restricted Stock
Unvested at November 1, 2007 (fair value determined)	229	$6.87
Granted	—	—
Vested	(102)	6.72
Forfeited	(30)	7.16

Unvested at October 31, 2008	97	$7.41

As of October 31, 2008, there was no unrecognized stock-based compensation cost related to unvested, performance-based and market-condition restricted stock. All expense for unvested awards was recognized over the fiscal 2008 service period. The awards will be released during the first quarter of fiscal 2009.

V. Employee Savings and Retirement Plans

We adopted a 401(k) savings and retirement plan in December 1986. The plan covers all of our U.S. employees who are 21 years of age or older who are scheduled to complete 1,000 hours of service during any consecutive 12-month period. Our 401(k) savings and retirement plan allows us to contribute an amount equal to 100% of each employee’s contribution up to the higher of 4% of the employee’s compensation or the maximum contribution allowed by tax laws. We made matching contributions on our 401(k) savings and retirement plan and other retirement plans of $15.3 million, $20.5 million, and $20.6 million, in fiscal 2008, 2007, and 2006, respectively.

In fiscal 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post retirement Plans, an amendment of SFAS Nos. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement required us to recognize, in our balance sheet, the under-funded status of our defined benefit pension plans sponsored by our subsidiaries. This was measured as the present value of the benefit obligation since the assets we have designated to fund the pension obligation do not qualify as plan assets in accordance with SFAS No. 87. The recognition of the SFAS No. 87 transition obligation of $0.7 million and the actuarial gain of $2.1 million was offset with an adjustment to accumulated other comprehensive income in shareholders’ equity. SFAS No. 158 did not change how post-retirement benefits are accounted for and reported in the statements of operations.

The defined benefit pension plan sponsored by one of our German subsidiaries covers 94 current employees and 205 former employees or retirees as of October 31, 2008. The plan was closed to new members as of November 2004. Actuarial gains or losses are being amortized over a 20.5 year period, and the amortization charges are included within the overall net periodic pension costs, which are charged to the statements of operations.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

V. Employee Savings and Retirement Plans (Continued)

Other plan information is as follows:

(In thousands)	Fiscal 2008	Fiscal 2007	Fiscal 2006
Change in benefit obligation
Benefit obligation at beginning of fiscal year	$13,204	$12,001	$12,217
Service cost	610	814	857
Interest cost	692	646	539
Actuarial (gain) loss	(2,617)	(2,801)	(1,299)
Benefits paid	(29)	(17)	(7)
Foreign exchange	(1,326)	2,561	(306)

Benefit obligation at end of fiscal year	$10,534	$13,204	$12,001

Funded status (benefit obligation)	$(10,534)	$(13,204)	$(12,001)
Unrecognized net actuarial (gain) loss	—	—	620
Unrecognized net obligation	—	—	640

Accrued benefit cost	$(10,534)	$(13,204)	$(10,741)

Components of accumulated other comprehensive income
SFAS No. 87 transition obligation	$(540)	$(691)
Actuarial gain	4,183	2,100

Total recognized in accumulated other comprehensive income	$3,643	$1,409

	Fiscal Year Ended October 31,
(Dollars in thousands)	2008	2007
Weighted-average assumptions
Discount rate	6.3%	5.5%
Rate of salary increase	3.0%	3.0%
Post-retirement pension increases	2.0%	2.0%
Net periodic pension cost	$1,012	$1,415

The amount of accumulated other comprehensive income that is expected to be amortized in fiscal 2009 is approximately $158 thousand. Estimated benefit payments for fiscal 2009, 2010, 2011, 2012, 2013 and thereafter are $37 thousand, $37 thousand, $42 thousand, $46 thousand, $93 thousand, and $790 thousand, respectively. At October 31, 2008, we had assets valued at $13.0 million designated to fund the German pension obligation, which do not qualify as plan assets in accordance with SFAS No. 87.

We also have other retirement plans in certain foreign countries in which we employ personnel. Each plan is consistent with local laws and business practices.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

W. Income (Loss) Per Share Attributable to Common Stockholders

The following table reconciles the numerators and denominators of the earnings per share calculation for fiscal 2008, 2007, and 2006:

	Fiscal Year Ended October 31,
(In thousands, except per share data)	2008	2007	2006

Basic income from continuing operations per share computation:
(Loss) income from continuing operations	$(12,339)	$(26,276)	$4,538
Dividends on Series B Preferred Stock	—	—	(187)
Allocation of earnings to stockholders of Series B Preferred Stock	—	—	(19)

(Loss) income attributable to common stockholders	$(12,339)	$(26,276)	$4,332

Weighted-average common shares outstanding, excluding unvested restricted stock	350,207	347,552	361,174

Basic (loss) income from continuing operations per share attributable to common stockholders	$(0.04)	$(0.08)	$0.01

Diluted income from continuing operations per share computation:
(Loss) income from continuing operations	$(12,339)	$(26,276)	$4,538
Dividends on Series B Preferred Stock	—	—	(187)
Allocation of earnings to the holders of Series B Preferred Stock	—	—	(19)

Diluted (loss) income from continuing operations attributable to common stockholders	$(12,339)	$(26,276)	$4,332

Weighted-average common shares outstanding, excluding unvested restricted stock	350,207	347,552	361,174
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	—	—	4,485

Total adjusted weighted average common shares	350,207	347,552	365,659

Diluted (loss) income from continuing operations per share attributable to common stockholders	$(0.04)	$(0.08)	$0.01

In the calculation of diluted earnings per share, 43.8 million shares of common stock in fiscal 2008 and 52.1 million shares of common stock in fiscal 2007 and 2006, attributable to the assumed conversion of the Debentures, were excluded from the calculation in all presented periods as their effect would have been anti-dilutive. Incremental shares attributable to the assumed conversion of Series B Preferred Stock have been excluded from the calculation of diluted earnings per share in fiscal 2006 as their effect would have been anti-dilutive.

Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out of the money”) at October 31, 2008, 2007, and 2006 were also excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. At October 31, 2008, 2007, and 2006, there were 16,145,801, 19,186,638, and 21,521,748, out of the money options, respectively, that had been excluded. Incremental shares of 1,460,136 and 2,279,173 attributable to the assumed exercise of outstanding in-the-money stock awards were not included in the calculation of diluted loss per share for fiscal 2008 and 2007, respectively, as their effect would have been anti-dilutive due to the loss in those periods.

X. Comprehensive Income

Our accumulated other comprehensive (loss) income is comprised of the following:

	Fiscal Year Ended October 31,
(In thousands)	2008	2007
Net unrealized (loss) gain on investments	$(2,784)	$818
Pension actuarial gain	4,183	2,100
Pension transition obligation	(540)	(691)
Cumulative translation adjustment	(17,988)	34,871

Total accumulated other comprehensive (loss) income	$(17,129)	$37,098

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

X. Comprehensive Income (Continued)

Changes to accumulated other comprehensive (loss) income are as follows:

	Fiscal Year Ended October 31,
(In thousands)	2008	2007	2006
Total change in gross unrealized (loss) gain on investments during the year	$(9,631)	$2,961	$3,558
Adjustment for net realized gains on investments included in net income (loss)	6,029	1,424	495

Net unrealized (loss) gain on investments	(3,602)	4,385	4,053
Minimum pension liability	—	—	633
Pension adjustment	2,234	1,409	—
Cumulative translation adjustments	(52,859)	17,224	1,950

Other comprehensive (loss) income	$(54,227)	$23,018	$6,636

The components of accumulated other comprehensive (loss) income were not tax affected due to the fact that the related deferred tax assets were fully reserved at October 31, 2008, 2007, and 2006, respectively. Cumulative translation adjustments of $52.9 million reflected the strengthening of the U.S. dollar during fiscal 2008 compared to other currencies.

Y. Related Party Transactions

During fiscal 2008, 2007, and 2006, we received consulting services from J.D. Robinson Incorporated. Mr. Robinson, currently on our Board of Directors, is also Chairman and Chief Executive Officer and the sole shareholder of J.D. Robinson Incorporated. The agreement provides for payments of $0.2 million per year for these services. In each of fiscal 2008, 2007, and 2006, services in the amount of $0.2 million were provided by J.D. Robinson.

Z. Segment Information

We operate and report our financial results in four business unit segments based on information solution categories. The segments are:

•	Open Platform Solutions
•	Identity and Security Management
•	Systems and Resource Management
•	Workgroup

Our performance is evaluated by our Chief Executive Officer and our other chief decision makers based on reviewing revenue and operating income (loss) information for each segment. The business unit segments sell both our software and services. These offerings are sold directly to end-users and through OEMs, resellers, and distributors who sell to dealers and end-users.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Z. Segment Information (Continued)

Operating results by segment are as follows:

	Fiscal 2008
(In thousands)	Net Revenue	Gross Profit	Operating Income (Loss)
Open Platform Solutions	$154,858	$112,650	$52,862
Identity and Security Management	193,990	113,917	68,346
Systems and Resource Management	193,221	159,929	116,885
Workgroup	414,444	345,270	305,887
Common unallocated operating costs	—	(12,877)	(539,204)

Total per statements of operations	$956,513	$718,889	$4,776

	Fiscal 2007
(In thousands)	Net Revenue	Gross Profit	Operating Income (Loss)
Open Platform Solutions	$119,859	$80,921	$28,142
Identity and Security Management	204,680	104,973	44,555
Systems and Resource Management	175,616	142,752	106,490
Workgroup	432,344	353,132	304,331
Common unallocated operating costs	—	(9,533)	(539,286)

Total per statements of operations	$932,499	$672,245	$(55,768)

	Fiscal 2006
(In thousands)	Net Revenue	Gross Profit	Operating Income (Loss)
Open Platform Solutions	$73,461	$43,604	$(1,698)
Identity and Security Management	209,889	102,381	47,758
Systems and Resource Management	174,233	142,046	116,526
Workgroup	457,534	357,238	311,684
Business consulting	4,214	1,749	1,749
Common unallocated operating costs	—	(8,699)	(518,213)

Total per statements of operations	$919,331	$638,319	$(42,194)

Common unallocated operating costs include corporate services common to all segments such as sales and marketing, general and administrative costs, stock-based compensation expense, acquisition-related intangible asset amortization, acquisition-related integration expenses, restructuring expenses, impairments, purchased in-process research and development, and certain litigation settlement income or expenses. Our chief decision makers monitor all common unallocated operating costs closely but not in the context of our business unit segment reporting.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Z. Segment Information (Continued)

Geographic Information

Our revenue is generated from all parts of the world. No one foreign country accounted for more than 10% of total revenue in any period. For purposes of the table below we have grouped our revenue as follows:

•	U.S.
•	Rest of Americas – includes Canada and South America
•	EMEA – includes Eastern and Western Europe, Middle East, and Africa
•	Asia Pacific – includes China, Southeast Asia, Australia, New Zealand, Japan and India

	Fiscal Year Ended October 31,
(In thousands)	2008	2007	2006
Net revenue:
U.S.	$461,400	$467,132	$465,228
Rest of Americas	70,534	73,001	71,212
EMEA	343,255	312,798	297,937
Asia Pacific	81,324	79,568	84,954

Total net revenue	$956,513	$932,499	$919,331

Long-lived assets at fiscal year end:
U.S.	$479,339	$428,450	$386,494
Rest of Americas	291,017	172,901	200,007
EMEA	49,754	47,758	57,704
Asia Pacific	5,277	6,916	7,247

Total long-lived assets at fiscal year end	$825,387	$656,025	$651,452

Reconciliation of long-lived assets to total assets is as follows:

	Fiscal Year Ended October 31,
(In thousands)	2008	2007
Long-lived assets	$825,387	$656,025
Other long-term assets	58,270	44,033
Current assets	1,385,692	2,154,336

Total assets	$2,269,349	$2,854,394

In fiscal 2008, 2007, and 2006, sales to international customers were $495.1 million, $465.4 million, and $454.1 million, respectively. In fiscal 2008, 2007, and 2006, revenue in EMEA accounted for 69%, 67%, and 66%, of our total international revenue, respectively. There were no customers who accounted for more than 10% of revenue in any period.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AA. Executive Termination Benefits

During fiscal 2006, our former Chief Executive Officer and Chief Financial Officer were terminated by our Board of Directors. They received benefits pursuant to their respective severance agreements totaling $9.4 million, of which approximately $2.7 million related to stock-based compensation and $6.7 million related to severance and other benefits.

AB. Redeemable Preferred Stock

On March 23, 2004, we entered into a definitive agreement with IBM in connection with IBM’s previously announced $50.0 million investment in us. The primary terms of the investment were negotiated in November 2003 and involved the purchase by IBM of 1,000 shares of our Series B redeemable preferred stock (“Series B Preferred Stock”) that are convertible into 8 million shares of our common stock at a conversion price of $6.25 per common share. The Series B Preferred Stock was entitled to a dividend of 2% per annum, payable quarterly in cash. Dividends on the Series B Preferred Stock during fiscal 2006 amounted to $0.2 million.

On November 10, 2006, IBM converted the remaining 187 outstanding shares of our Series B Preferred Stock into 1.5 million shares of our common stock.

AC. Subsequent Event

On November 13, 2008, we completed the previously announced acquisition of Managed Object Solutions, Inc. (“Managed Objects”), for approximately $45 million in cash. Managed Objects is a provider of business service management software and will extend our portfolio of data center solutions by adding tools to provide a unified view of all information and workloads. Managed Objects will become part of our Systems and Resource Management business unit segment.

NOVELL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Novell, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Novell, Inc. and its subsidiaries at October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note O to the consolidated financial statements, the Company changed the manner in which it accounts for conditional asset retirement obligation in fiscal 2006. As discussed in Note K to the consolidated financial statements, the Company changed the manner in which it accounts for unrecognized tax benefits in fiscal 2008.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded PlateSpin ULC, from its assessment of internal control over financial reporting as of October 31, 2008 because of its acquisition in fiscal 2008. We have also excluded PlateSpin ULC, from our audit of internal control over financial reporting. PlateSpin ULC is a wholly-owned subsidiary whose total assets and total revenues represent 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2008.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

December 23, 2008

NOVELL, INC.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

Unaudited

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal Year Ended October 31, 2008
Net revenue	$230,926	$235,666	$245,185	$244,736	$956,513
Gross profit	172,387	174,598	185,015	186,889	718,889
Income (loss) from continuing operations before taxes	25,637	19,519	(7,805)	(14,473)	22,878
Income (loss) from continuing operations	14,684	5,866	(15,125)	(17,764)	(12,339)
Net income (loss)	16,805	5,866	(15,125)	(16,291)	(8,745)
Income (loss) from continuing operations per share, basic	$0.04	$0.02	$(0.04)	$(0.05)	$(0.04)
Income (loss) from continuing operations per share, diluted	$0.04	$0.02	$(0.04)	$(0.05)	$(0.04)
Net income (loss) per common share, basic	$0.05	$0.02	$(0.04)	$(0.05)	$(0.02)
Net income (loss) per common share, diluted	$0.05	$0.02	$(0.04)	$(0.05)	$(0.02)
Fiscal Year Ended October 31, 2007
Net revenue	$218,386	$232,387	$236,790	$244,936	$932,499
Gross profit	153,939	167,817	170,267	180,222	672,245
(Loss) income from continuing operations before taxes	(2,583)	2,014	5,338	3,646	8,415
Loss from continuing operations	(12,169)	(1,312)	(3,632)	(9,163)	(26,276)
Net loss	(19,945)	(2,888)	(3,679)	(17,948)	(44,460)
Loss from continuing operations per share, basic	$(0.04)	$(0.00)	$(0.01)	$(0.03)	$(0.08)
Loss from continuing operations per share, diluted	$(0.04)	$(0.00)	$(0.01)	$(0.03)	$(0.08)
Net loss per common share, basic	$(0.06)	$(0.01)	$(0.01)	$(0.05)	$(0.13)
Net loss per common share, diluted	$(0.06)	$(0.01)	$(0.01)	$(0.05)	$(0.13)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Effectiveness of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

NOVELL, INC.

CONTROLS AND PROCEDURES (Continued)

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our assessment excludes PlateSpin ULC, which we acquired on March 26, 2008. The total assets and net revenues of PlateSpin ULC represent less than 1% and 2%, respectively, of our consolidated total assets and net revenues as of and for the year ended October 31, 2008. Based on this assessment using those criteria, our management concluded that, as of October 31, 2008, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of October 31, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears under Item 8.

Changes in Internal Control Over Financial Reporting.

None

Item 9B.  Other Information

None

NOVELL, INC.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Information about our Directors is incorporated by reference to the information contained in the section of our 2009 Proxy Statement captioned “Election of Directors.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information contained in the section of our 2009 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information about our Code of Business Ethics governing our employees, including our Chief Executive Officer and our Chief Financial Officer and Principal Accounting Officer, and the Non-Employee Director Code of Ethics governing our Directors, is incorporated by reference to the information contained in the section of our 2009 Proxy Statement captioned “Corporate Governance — Codes of Ethics.” Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in the section of our 2009 Proxy Statement captioned “Corporate Governance — Director Nominations.”

Information about our Audit Committee, including the members of the Audit Committee and our Audit Committee financial experts, is incorporated by reference to the information contained in the section of our 2009 Proxy Statement captioned “Corporate Governance — Board Committees.” The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Registrant in Part I of this Form 10-K.

Our Code of Business Ethics meets the definition of “code of ethics” under the rules and regulations of the SEC and is posted on our website at http://www.novell.com/company/ir/cg/ through the Corporate Governance page.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section of our 2009 Proxy Statement captioned “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the sections of our 2009 Proxy Statement captioned “Share Ownership by Principal Stockholders, Directors and Management” and “Share Ownership by Principal Stockholders, Directors and Management – Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the sections of our 2009 Proxy Statement captioned “Corporate Governance – Related Person Transactions Policy and Procedures,” “Corporate Governance – Transaction with Related Person,” and “Corporate Governance – Board of Directors and Director Independence.”

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the section of our 2009 Proxy Statement captioned “Information About Our Independent Registered Public Accounting Firm.”

NOVELL, INC.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1.) Financial Statements:

The following documents are filed as a part of this Annual Report on Form 10-K for Novell, Inc.:

Consolidated Statements of Operations for the fiscal years ended October 31, 2008, October 31, 2007 and October 31, 2006.

Consolidated Balance Sheets at October 31, 2008 and October 31, 2007.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended October 31, 2008, October 31, 2007 and October 31, 2006.

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2008, October 31, 2007 and October 31, 2006.

Notes to Consolidated Financial Statements.

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

(2.) Financial Statement Schedules:

The following consolidated financial statement schedule is included on page 120 of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

Schedules other than that listed above are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(3.) Exhibits:

A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 121 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Exhibits

See Item 15(a)(3).

(c) Financial Statement Schedules

See Item 15(a)(2).

NOVELL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc.
(Registrant)

By:	/s/ RONALD W. HOVSEPIAN
Ronald W. Hovsepian,
President and Chief Executive Officer

Date: December 23, 2008

NOVELL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ RONALD W. HOVSEPIAN	President and Chief Executive Officer	December 23, 2008
Ronald W. Hovsepian	(Principal Executive Officer)

/S/ DANA C. RUSSELL	Senior Vice President and Chief Financial Officer	December 23, 2008
Dana C. Russell	(Principal Financial and Accounting Officer)

/S/ ALBERT AIELLO	Director	December 23, 2008
Albert Aiello

/S/ FRED CORRADO	Director	December 23, 2008
Fred Corrado

/S/ RICHARD L. CRANDALL	Director	December 23, 2008
Richard L. Crandall

/S/ PATRICK S. JONES	Director	December 23, 2008
Patrick S. Jones

/S/ CLAUDINE B. MALONE	Director	December 23, 2008
Claudine B. Malone

/S/ RICHARD L. NOLAN	Director	December 23, 2008
Richard L. Nolan

/S/ THOMAS G. PLASKETT	Director	December 23, 2008
Thomas G. Plaskett

/S/ JOHN W. PODUSKA, SR.	Director	December 23, 2008
John W. Poduska, Sr.

/S/ JAMES D. ROBINSON, III	Director	December 23, 2008
James D. Robinson, III

/S/ KATHY BRITTAIN WHITE	Director	December 23, 2008
Kathy Brittain White

NOVELL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable Allowance

(In thousands)	Balance at Beginning of Period	Additions Charged to Return Allowances	Additions Charged to Bad Debt Allowances	Additions from Acquisition	Deductions from Return Allowances	Deductions from Bad Debt Allowances	Deductions From Disposition	Balance at End of Period
Fiscal year ended
October 31, 2006	$16,638	$1,202	$51	$320	$7,103	$1,273	$4,261	$5,574
October 31, 2007	$5,574	$1,385	$79	$45	$2,723	$463	$—	$3,897
October 31, 2008	$3,897	$1,920	$266	$43	$1,760	$687	$—	$3,679

NOVELL, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation. (1) (Exhibit 3.1)

3.2	By-Laws, as amended and restated April 10, 2007. (2) (Exhibit 3.2)

4.1	Reference is made to Exhibit 3.1

4.2	Form of certificate representing the shares of Novell common stock. (3) (Exhibit 4.3)

4.3	Indenture dated as of July 2, 2004 between the Registrant and Wells Fargo Bank, National Association, as Trustee. (4) (Exhibit 4.1)

4.4	First Supplemental Indenture dated as of November 9, 2006 between the Registrant and Wells Fargo Bank, National Association, as Trustee. (5) (Exhibit 99.2)

10.1	Registration Rights Agreement dated July 2, 2004 between the Registrant and Citigroup Global Markets Inc., for itself and on behalf of certain purchasers. (4) (Exhibit 10.1)

10.2*	Novell, Inc. 1989 Employee Stock Purchase Plan (As Amended April 17, 2001). (6) (Exhibit 4.1)

10.3*	Novell, Inc. 1991 Stock Plan (As Amended April 12, 1995). (7) (Exhibit 4.1)

10.4*	Novell, Inc. 2000 Stock Plan (As Amended April 3, 2003 and May 13, 2008). (17) (Exhibit 10.1)

10.5*	Novell, Inc. Nonstatutory 2000 Stock Option Plan. (8) (Exhibit 4.1)

10.6*	Novell, Inc. Stock Option Plan for Non-Employee Directors (As Amended January 12, 1996). (9) (Exhibit 4.1)

10.7*	Novell, Inc./SilverStream Software, Inc. Amended and Restated 1997 Stock Incentive Plan. (10) (Exhibit 4.2)

10.8*	Novell, Inc./SilverStream Software, Inc. 2001 Stock Incentive Plan. (10) (Exhibit 4.3)

10.9*	Novell, Inc./SilverStream Software, Inc./Bondi Software, Inc. Employee Stock Option Plan, As Amended, Effective November 1, 1999. (10) (Exhibit 4.5)

10.10*	Novell, Inc. Stock Based Deferred Compensation Plan Effective as of April 1, 2003. (11) (Appendix E)

10.11*	Novell, Inc. Stock-Based Deferred Compensation Plan -- Stock Purchase Assistance Subplan, Effective as of October 14, 2004. (12) (Exhibit 10.13)

10.12*	Severance Agreement dated as of May 29, 2003 between the Registrant and Ronald W. Hovsepian. (13) (Exhibit 10.17)

10.13*	Amendment 2005-1 to Severance Agreement dated as of October 31, 2005 between the Registrant and Ronald W. Hovsepian. (14) (Exhibit 10.18)

10.14*	Severance Agreement dated as of March 25, 2003 between the Registrant and Joseph A. LaSala, Jr. (13) (Exhibit 10.18)

10.15*	Severance Agreement dated as of October 3, 2005 between the Registrant and Thomas M. Francese. (14) (Exhibit 10.22)

10.16*	Severance Agreement dated as of November 28, 2005 between the Registrant and Jeffrey M. Jaffe. (14) (Exhibit 10.23)

10.17*	Severance Agreement dated as of April 24, 2007 between the Registrant and Dana C. Russell. (15) (Exhibit 10.1)

10.18*	Novell, Inc. Non-Employee Director Remuneration and Expense Reimbursement Summary. (17) (Exhibit 10.2)

10.19*	Stock Option Amendment Agreement dated as of January 10, 2008 between the Registrant and Dana C. Russell. (17) (Exhibit 10.3)

10.20*	Novell, Inc. Deferred Compensation Plan (As Amended and Restated as of November 1, 1999) and Amendments Thereto. (12) (Exhibit 10.23)

10.21*	Offer letter dated and countersigned May 27, 2003 between the Registrant and Ronald W. Hovsepian. (16) (Exhibit 10.28)

10.22*	Offer letter dated August 31, 2005 and countersigned September 2, 2005 between the Registrant and Thomas M. Francese. (16) (Exhibit 10.30)

10.23*	Letter of Understanding dated August 1, 2006 between the Registrant and Thomas M. Francese. (16) (Exhibit 10.31)

10.24*	Offer letter dated and countersigned November 7, 2005 between the Registrant and Jeffrey M. Jaffe. (16) (Exhibit 10.32)

10.25*	Novell, Inc. 2008 Annual Bonus Program for Executives. (18)

NOVELL, INC.

EXHIBIT INDEX (Continued)

10.26*	Separation of Employment and General Release Agreement dated August 1, 2008 between the Registrant and Thomas M. Francese. (19) (Exhibit 10.1)

10.27	Second Amended and Restated Technical Collaboration Agreement effective November 2, 2006 between the Registrant and Microsoft Corporation. (16)(20) (Exhibit 10.33)

10.28	First Amended and Restated Business Collaboration Agreement effective November 2, 2006 between the Registrant and Microsoft Corporation. (16)(20) (Exhibit 10.34)

10.29	Patent Cooperation Agreement effective November 2, 2006 between the Registrant and Microsoft Corporation. (16)(20) (Exhibit 10.35)

10.30	Side Letter Agreement, dated November 7, 2006, to the Patent Cooperation Agreement between the Registrant and Microsoft Corporation. (16) (Exhibit 10.36)

21	Subsidiaries of the Registrant. (21)

23.1	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm. (21)

31.1	Rule 13a-14(a) Certification. (21)

31.2	Rule 13a-14(a) Certification. (21)

32.1	18 U.S.C. Section 1350 Certification. (21)

32.2	18 U.S.C. Section 1350 Certification. (21)

*	Indicates management contracts or compensatory plans

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

(5)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 15, 2006 (File No. 0-13351).

(6)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed October 12, 2001 (File No. 333-71502).

(7)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed May 30, 1996 (File No. 333-04775).

(8)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed July 13, 2000 (File No. 333-41328).

(9)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed May 30, 1996 (File No. 333-04823).

(10)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed August 6, 2002 (File No. 333-97713).

(11)	Incorporated by reference to the Appendix identified in parentheses, filed as an exhibit to the Proxy Statement of the Registrant on Form Def 14A, filed March 17, 2003 (File No. 0-13351).

(12)

Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2004 (File No. 0-13351).

NOVELL, INC.

EXHIBIT INDEX (Continued)

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

(17)

Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended July 31, 2008 (File No. 0-13351).

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 11, 2008 (File No. 0-13351).

(19)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed August 6, 2008 (File No. 0-13351).

(20)	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(21)	Filed herewith.