Form 10-Q
period 2009-01-31
NOVELL INC
filed 2009-03-11
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 31, 2009

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

As of February 27, 2009, there were 344,406,529 shares of the registrant’s common stock outstanding.

NOVELL, INC.

Part I. – Financial Information

Item 1. Financial Statements

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	January 31, 2009	October 31, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$648,093	$680,034
Short-term investments	387,334	387,813
Restricted cash	52,879	52,701
Receivables (net of allowances of $3,895 and $3,679 at January 31, 2009 and October 31, 2008, respectively)	111,775	193,088
Prepaid expenses	32,508	34,365
Current deferred tax assets	4,718	5,685
Other current assets	25,705	32,006

Total current assets	1,263,012	1,385,692
Property, plant and equipment, net	168,126	174,978
Long-term investments	12,991	14,972
Goodwill	616,801	582,117
Intangible assets, net	57,817	53,320
Deferred income taxes	36,483	36,244
Other assets	21,848	22,026

Total assets	$2,177,078	$2,269,349

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28,544	$36,982
Accrued compensation	61,908	102,317
Other accrued liabilities	92,884	108,929
Senior convertible debentures	121,668	125,668
Income taxes payable	4,851	22,563
Deferred revenue	487,412	503,174

Total current liabilities	797,267	899,633
Deferred income taxes	11,643	11,725
Long-term deferred revenue	217,205	226,876
Other long-term liabilities	46,354	43,587

Total liabilities	1,072,469	1,181,821

Stockholders’ equity:
Common stock, par value $0.10 per share, Authorized — 600,000,000 shares;
Issued — 359,504,300 and 358,526,217 shares at January 31, 2009 and October 31, 2008, respectively;
Outstanding — 344,385,979 and 343,407,896 shares at January 31, 2009 and October 31, 2008, respectively	35,950	35,853
Additional paid-in capital	428,005	420,669
Treasury stock, at cost — 15,118,321 shares at January 31, 2009 and October 31, 2008	(124,424)	(124,424)
Retained earnings	783,236	772,559
Accumulated other comprehensive loss	(18,158)	(17,129)

Total stockholders’ equity	1,104,609	1,087,528

Total liabilities and stockholders’ equity	$2,177,078	$2,269,349

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three months ended
	January 31, 2009	January 31, 2008
	(unaudited)
Net revenue:
Software licenses	$28,267	$40,202
Maintenance and subscriptions	158,815	150,067
Services	27,789	40,657

Total net revenue	214,871	230,926

Cost of revenue:
Software licenses	2,526	3,099
Maintenance and subscriptions	12,899	10,941
Services	31,472	43,901

Total cost of revenue	46,897	57,941

Gross profit	167,974	172,985

Operating expenses:
Sales and marketing	76,894	88,005
Product development	45,392	44,735
General and administrative	24,195	27,397
Restructuring expenses	8,049	4,367
Gain on sale of subsidiary	(200)	—

Total operating expenses	154,330	164,504

Income from operations	13,644	8,481

Other income (expense):
Investment income	7,176	22,906
Impairment of investments	(1,677)	—
Interest expense and other, net	(3,135)	(5,750)

Total other income, net	2,364	17,156

Income from continuing operations before taxes	16,008	25,637
Income tax expense	6,367	10,953

Income from continuing operations	9,641	14,684

Income from discontinued operations before taxes	1,036	1,285
Income tax benefit on discontinued operations	—	(836)

Income from discontinued operations	1,036	2,121

Net income	$10,677	$16,805

Basic earnings per share:
Income from continuing operations	$0.03	$0.04

Net income per share	$0.03	$0.05

Diluted earnings per share:
Income from continuing operations	$0.03	$0.04

Net income per share	$0.03	$0.05

Weighted-average shares outstanding — basic	343,978	351,129
Weighted-average shares outstanding — diluted	344,281	353,047

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Three months ended
	January 31, 2009	January 31, 2008
	(unaudited)
Cash flows from operating activities
Net income	$10,677	$16,805
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	8,031	10,767
Depreciation and amortization	11,021	9,000
Change in accounts receivable allowances	216	(363)
Utilization of previously reserved acquired net operating losses	1,102	5,002
Gain on discontinued operations, before taxes	(1,036)	(1,180)
Gain on sale of subsidiary	(200)	—
Impairment of investments	1,677	—
Gain on debenture repurchases	(68)	—
Changes in current assets and liabilities, excluding the effect of acquisitions and dispositions:
Receivables	87,801	74,869
Prepaid expenses	2,194	(15,786)
Other current assets	6,536	3,483
Deferred income taxes	646	(8,393)
Accounts payable	(8,825)	(10,386)
Accrued liabilities	(77,237)	(66,431)
Deferred revenue	(28,402)	(43,673)

Net cash provided by (used in) operating activities	14,133	(26,286)

Cash flows from investing activities
Purchases of property, plant and equipment	(3,512)	(5,859)
Purchases of short-term investments	(69,921)	(167,178)
Maturities of short-term investments	13,281	78,054
Sales of short-term investments	63,183	123,642
Proceeds from sales of and distributions from long-term investments	535	—
Cash paid for acquisitions, net of cash acquired	(42,950)	—
Net cash proceeds (distributions) from sale of discontinued operations	1,036	(3,417)
Cash restricted due to litigation	(178)	(51,495)
Other	(3,015)	(921)

Net cash used in investing activities	(41,541)	(27,174)

Cash flows from financing activities
(Surrenders) issuances of common stock, net	(498)	2,582
Debenture repurchases	(3,869)	—
Debt repayment	(192)	—
Excess tax benefits from stock-based compensation	26	9,680

Net cash (used in) provided by financing activities	(4,533)	12,262

Decrease in cash and cash equivalents	(31,941)	(41,198)
Cash and cash equivalents — beginning of period	680,034	1,079,819

Cash and cash equivalents — end of period	$648,093	$1,038,621

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. Quarterly Financial Statements

The interim consolidated financial statements as of January 31, 2009 and for the three months ended January 31, 2009 and 2008 were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. The accompanying financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of our financial condition and results of operations as of and for the interim periods presented. The interim operating results are not necessarily indicative of the results for a full year.

Reclassifications

Certain amounts reported in prior periods have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on net income.

Revenue Recognition

Historically, we had stand-alone sales of software licenses, allowing for vendor-specific objective evidence (“VSOE”) of fair value for substantially all software license products. Accordingly, the relative fair value, or proportional, revenue accounting method was used to allocate the value of multi-element arrangements proportionally to the software license and other components.

At the start of fiscal 2009, we made a sales program change requiring all customers to initially purchase maintenance with licenses, which is common industry practice. As a result of eliminating stand-alone software license sales, VSOE of fair value for software licenses no longer exists. Accordingly, beginning in the first quarter of fiscal 2009, the residual method under Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”, is now used to allocate the value of multi-element arrangements to the various components, which is also common industry practice. Under the residual method, each undelivered element is allocated value based on Novell-specific objective evidence of fair value for that element and the remainder of the total arrangement fee is allocated to the delivered element, typically the software. This results in discounts being allocated to the software license rather than spread proportionately over all elements. Therefore, when a discount exists, less revenue is recognized at the time of sale under the residual method than under the relative fair value method, which we used prior to fiscal 2009. The change to the residual method did not materially impact revenue in the first quarter of fiscal 2009.

B. Acquisitions

Managed Objects

On November 13, 2008, we acquired 100% of the outstanding stock of Managed Object Solutions, Inc. (“Managed Objects”), a supplier of business service management solutions. The purchase price consisted of $46.3 million in cash, of which $43.8 million was paid as of January 31, 2009. The remaining $2.5 million has been accrued and will be paid out during the second quarter of fiscal 2009 in accordance with the terms of the purchase agreement. In addition to the cash purchase price, we also incurred merger and transaction costs of $1.1 million resulting in total consideration paid for Managed Objects of $47.4 million. This amount was allocated as follows:

(In thousands)	Estimated Fair Value	Estimated Useful Life
Net tangible assets acquired	$3,410	N/A
Identifiable intangible assets:
Developed technology	5,800	3 years
Customer relationships	3,000	3 years
Goodwill	35,176	Indefinite

Total net assets acquired	$47,386

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

B. Acquisitions (Continued)

The acquired net tangible assets of Managed Objects consisted primarily of cash and cash equivalents, accounts receivable, prepaid expenses and fixed assets, partially offset by accounts payable, and other current liabilities that we assumed.

Developed technology relates to Managed Objects products that were commercially available and could be combined with our products and services. Discounted expected future cash flows attributable to the products were used to determine the fair value of developed technology. This resulted in a valuation of $5.8 million related to developed technology that has reached technological feasibility.

Customer relationships of $3.0 million relate primarily to customers under maintenance agreements. The fair value of these relationships was determined based on discounted expected future cash flows to be received as a result of the agreements and assumptions about their renewal rates.

Goodwill from the acquisition resulted from our belief that the business service management products developed by Managed Objects are a valuable addition to our Systems and Resource Management offerings. We believe they will help us remain competitive in the Systems and Resource Management market and increase our Systems and Resource Management revenue. The goodwill from the Managed Objects acquisition was allocated to our Systems and Resource Management product business unit segment and is not tax-deductible.

If the Managed Objects acquisition had occurred on November 1, 2008 and on November 1, 2007, our unaudited pro forma results of operations would have been as follows:

	Three months ended
(In thousands)	January 31, 2009	January 31, 2008
Net revenue	$215,320	$237,477
Net income	9,818	15,576
Net income per diluted share	$0.03	$0.04

C. Divestitures

Discontinued Operations

Our discontinued operations include the divestitures of our Cambridge Technology Partners (Switzerland) SA (“CTP Switzerland”) subsidiary in fiscal 2008, and our Salmon Ltd. (“Salmon”) subsidiary in fiscal 2007.

CTP Switzerland

On October 31, 2007, we signed an agreement to sell our CTP Switzerland subsidiary to a management-led buyout group for $0.8 million ($0.5 million was received at close on January 31, 2008, and an additional contingent payment of $0.3 million was received during the fourth quarter of fiscal 2008). No further payments are due from the CTP Switzerland buyout group.

Salmon

On March 12, 2007, we sold our shares in Salmon to Okam Limited, a U.K. Limited Holding Company, for $4.9 million, which has been received, plus an additional contingent payment of approximately $3.9 million to be received if Salmon met certain cumulative future revenue targets by the end of our fiscal 2009. During fiscal 2008, we received $1.2 million of the approximate $3.9 million potential contingent amount. During the first quarter of fiscal 2009, we received an additional contingent payment of $1.0 million, leaving approximately $1.7 million which could be received in the future.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

C. Divestitures (Continued)

The cumulative recognized gain on the sale of Salmon is as follows:

(In thousands)
Gain before income taxes recognized in fiscal 2007	$628
Contingent payment received in fiscal 2008	1,223
Contingent payment received in fiscal 2009	1,036

Total gain recognized to date	$2,887

The results of discontinued operations (CTP Switzerland and Salmon) are as follows:

	Three months ended
(In thousands)	January 31, 2009	January 31, 2008
CTP Switzerland net revenue	$—	$6,566

CTP Switzerland income before taxes	$—	$105
CTP Switzerland gain on sale	—	1,180
Gain on receipt of Salmon contingent payment	1,036	—

Income from discontinued operations before taxes	1,036	1,285
Income tax benefit on discontinued operations	—	(836)

Income from discontinued operations	$1,036	$2,121

The net cash proceeds (distributions) from the sale of our discontinued operations (CTP Switzerland and Salmon) are as follows:

	Three months ended
(In thousands)	January 31, 2009	January 31, 2008
CTP Switzerland net cash distributions	$—	$(3,417)
Salmon contingent cash receipt	1,036	—

Net cash proceeds (distributions) from sale of discontinued operations	$1,036	$(3,417)

Sale of Subsidiary

During fiscal 2008, we sold our Mexico subsidiary to one of our Latin American distribution partners. During the first quarter of fiscal 2009, we reached final settlement related to working capital adjustments. This resulted in a non-cash gain of $0.2 million. This gain is shown as a component of the line item “Gain on sale of subsidiary” on our consolidated statements of operations. The cumulative recognized loss on the sale of our Mexico subsidiary is as follows:

(In thousands)
Loss before income taxes recognized in fiscal 2008	$ (3,065)
Gain before income taxes recognized in fiscal 2009	200

Total loss recognized to date	$ (2,865)

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

All marketable debt and equity securities that are included in short-term investments are considered available-for-sale and are carried at fair value. Temporary increases or decreases in fair value are recorded as unrealized gains or losses in the “Accumulated other comprehensive loss” line item in our consolidated balance sheets. Other-than-temporary declines in fair value are recorded in the “Impairment of investments” line item in the consolidated statements of operations. Fair values are based on quoted market prices.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

D. Cash, Cash Equivalents, and Short-Term Investments (Continued)

As of January 31, 2009, $5.5 million of our short-term investments are invested in equity securities designated for deferred compensation payments. These funds are paid out as requested by participants in the Novell, Inc. Deferred Compensation Plan upon termination.

As of January 31, 2009, contractual maturities of our short-term investments were:

(In thousands)	Cost	Fair Market Value
Less than one year	$44,329	$45,059
Due in one to two years	166,981	170,028
Due in two to three years	93,679	95,196
Due in more than three years	58,618	59,332
No contractual maturity	20,447	17,719

Total short-term investments	$384,054	$387,334

When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in the “Investment income” line item in the consolidated statements of operations. Realized gains and losses on short-term investments were as follows:

	Three months ended
(In thousands)	January 31, 2009	January 31, 2008
Realized gains	$1,042	$1,131
Realized losses	$1,013	$114

Our net unrealized gains and losses related to our short-term investments were as follows:
(In thousands)	January 31, 2009	October 31, 2008
Gross unrealized gains	$7,174	$3,255
Gross unrealized losses	(3,894)	(6,039)

Net unrealized gains (losses)	$3,280	$(2,784)

We did not record any impairment losses on short-term investments during the first quarters of fiscal 2009 and 2008, as we considered the unrealized losses to be temporary. We have the ability and intent to hold these investments until a recovery of fair value, which may be at maturity.

E. Long-Term Investments

At January 31, 2009 and October 31, 2008, all of our auction-rate securities (“ARSs”) are classified as long-term investments on our consolidated balance sheets. Contractual maturities for these ARSs are 16 years or greater with an interest reset date approximately every 28 days. With the liquidity issues experienced in the global credit and capital markets, our ARSs have experienced multiple failed auctions and the estimated market value of these securities is less than cost.

We estimated the fair value of these ARSs using a discounted cash flow analysis that considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of the future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) consideration of the time horizon that the market value of each security could return to its original cost. We estimated that the fair market value of these securities at January 31, 2009 and October 31, 2008 was $9.6 million and $11.1 million, respectively. Prior to the other-than-temporary impairment charges, the original cost of these ARSs was $39.8 million.

During the first quarter of fiscal 2009, we recorded an other-than-temporary impairment charge of $1.7 million based on our assessment that it is likely that the continuing decline in fair value of six of our ARSs will not fully recover in the foreseeable future, given a combination of factors, including the duration, severity and continued declining trend of the fair value of these securities as

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

E. Long-Term Investments (Continued)

well as a deterioration in some of the securities’ credit ratings. This other-than-temporary impairment charge of $1.7 million is in addition to the $28.7 million of other-than-temporary impairment charges that were recorded during fiscal 2008. Two of our ARSs had a slight improvement in estimated fair value during the first quarter of fiscal 2009 resulting in a $0.2 million unrealized gain.

The fair value of the ARSs could change significantly in the future and we may be required to record additional other-than-temporary impairment charges if there are further reductions in fair value in future periods.

During fiscal 2008, our holdings in an enhanced liquidity fund were frozen due to liquidity issues. We believe that the underlying securities are not impaired if held to maturity. As the underlying securities mature, the fund manager is distributing the cash on a pro rata basis to the fund’s shareholders. During the first quarter of fiscal 2009, we received $6.7 million. As of January 31, 2009, the balance of this investment is $15.6 million. As of January 31, 2009, we anticipate that $12.2 million of this balance will be distributed during the next twelve months. The remaining $3.4 million is anticipated to be distributed after January 31, 2010, and is classified as a long-term investment on our consolidated balance sheets. The fund continues to accrue and pay interest income and, as there are no other-than-temporary impairment or valuation issues with these securities, no impairment charges were recorded in connection with this investment. The fair value of the fund was estimated by using the quoted prices of the underlying securities.

Based on our ability to access our cash, cash equivalents, and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity on the enhanced liquidity fund and our ARSs will affect our ability to operate our business as usual during the next twelve months.

F. Fair Value Measurements

Effective November 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. SFAS 157-2”), which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Accordingly, we adopted the provisions of SFAS No. 157 with respect to our financial assets and financial liabilities. The adoption of SFAS No. 157 did not impact our results of operations, but rather provided us with a framework for measuring fair value and enhanced our disclosures about fair value measurements. Likewise, our adoption in our fiscal 2010 of FSP No. SFAS 157-2 is not anticipated to impact our results of operations but will enhance our disclosures about fair value measurements for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.

Under SFAS No. 157, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 should maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 describes a fair value hierarchy based on three levels of market inputs (Levels 1, 2 & 3), of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

Our Level 1 financial instruments are valued using quoted prices in active markets for identical instruments. Level 2 financial instruments are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments. Level 3 financial instruments are valued using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

F. Fair Value Measurements (Continued)

The following table summarizes the composition and fair value hierarchy of our financial assets and liabilities as of January 31, 2009:

	Total as of January 31, 2009	Fair Value Measurements Using
(In thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$387,334	$375,137	$12,197	$—
Long-term investments	12,991	—	3,374	9,617

Total	$400,325	$375,137	$15,571	$9,617

The following table summarizes the composition and fair value hierarchy of our financial assets and liabilities as of October 31, 2008:
	Total as of October 31, 2008	Fair Value Measurements Using
(In thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$387,813	$369,417	$18,396	$—
Long-term investments	14,972	—	3,909	11,063

Total	$402,785	$369,417	$22,305	$11,063

The following table summarizes the change in composition and fair value hierarchy of our Level 3 financial assets and liabilities for the first quarter of fiscal 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Long-term Investments
Beginning balance as of October 31, 2008	$11,063
Total gains or losses:
Included in earnings	(1,677)
Included in accumulated other comprehensive loss	231

Ending balance as of January 31, 2009	$9,617

G. Goodwill and Intangible Assets

Goodwill

Goodwill allocated to our business unit segments as of January 31, 2009 is as follows:

(In thousands)	Open Platform Solutions	Identity and Security Management	Systems and Resource Management	Workgroup	Total
Balance as of October 31, 2008	$69,258	$79,766	$283,435	$149,658	$582,117
Managed Objects acquisition	—	—	35,176	—	35,176
Impact of foreign currency translation	—	—	610	—	610
Adjustments	—	—	(1,097)	(5)	(1,102)

Balance as of January 31, 2009	$69,258	$79,766	$318,124	$149,653	$616,801

Adjustments during the first quarter of fiscal 2009 decreased goodwill by $1.1 million. These adjustments were related to the reversal of deferred tax asset valuation allowances for acquired net operating loss carryforwards for the Managed Objects acquisition that were utilized by income generated in the first quarter of fiscal 2009.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

G. Goodwill and Intangible Assets (Continued)

Intangible Assets

The following is a summary of intangible assets:

	January 31, 2009			October 31, 2008			Asset Lives
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Developed technology	$58,569	$(38,164)	$20,405	$52,769	$(35,410)	$17,359	3-4 years
Trademarks/trade names	25,631	(754)	24,877	25,631	(666)	24,965	3 years or Indefinite
Customer relationships	34,911	(22,376)	12,535	31,911	(20,915)	10,996	3 years
Internal use software	5,057	(5,057)	—	5,057	(5,057)	—	3 years

Total intangible assets	$124,168	$(66,351)	$57,817	$115,368	$(62,048)	$53,320

Amortization of intangible assets for the first quarters of fiscal 2009 and 2008 was $4.3 million and $1.5 million, respectively. Amortization of existing intangibles is estimated to be approximately $11.8 million for the remainder of fiscal 2009, $13.9 million in fiscal 2010, $7.4 million in fiscal 2011, and $0.5 million in fiscal 2012, with nothing thereafter. See Note B, “Acquisitions,” for details about the increase in intangible assets from our Managed Objects acquisition during the first quarter of fiscal 2009.

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of August 1. In addition, we evaluate the recoverability of our goodwill and all our intangible assets if events or changes in circumstances warrant, such as a material adverse change in the business.

H. Income Taxes

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the first quarter of fiscal 2009, we provided $6.4 million for income tax expense on continuing operations. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items). Due to the utilization of a significant amount of our net operating loss carryforwards in previous years, the majority of future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), in fiscal 2006, we elected to follow the tax ordering laws to determine the sequence in which deductions, net operating loss carryforwards, and tax credits are utilized. During the first quarter of fiscal 2009, there were no significant adjustments to additional paid-in capital as a result of tax benefits relating to stock options for current year exercises or utilization of previously reserved net operating losses and tax credits.

Income Tax Expense

The effective tax rate for the first quarter of fiscal 2009 differs from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, and differences between the book and tax treatment of certain income items on which a valuation allowance has been recorded. The effective tax rate on continuing operations for the first quarter of fiscal 2009 was 40% compared to an effective tax rate of 43% for the same period in fiscal 2008.

Valuation Allowance

In accordance with determinations made pursuant to the applicable accounting standards, we continue to believe that it is more likely than not that most of our remaining U.S. net deferred tax assets will not be realized based on all available evidence. As a result, we have provided a valuation allowance on those U.S. net deferred tax assets. In reaching this determination, we evaluated our three-year cumulative results, pre-tax losses in recent quarters, as well as the impacts that current economic conditions may have on our future results. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in capital. It is reasonably possible that we could reduce a significant portion of our valuation allowance in the near-term.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

H. Income Taxes (Continued)

Income Tax Reserves

As of January 31, 2009, we had reserves for unrecognized tax benefits totaling $52.3 million, of which $35.3 million would favorably impact the effective tax rate if recognized. As of October 31, 2008, we had reserves for unrecognized tax benefits totaling $49.9 million. The $2.4 million increase in reserves for unrecognized tax benefits during the first quarter of fiscal 2009 relates primarily to accruals for tax positions taken in prior years.

During the first quarter of fiscal 2009, we accrued approximately $0.6 million in interest related to unrecognized tax benefits. We had approximately $8.0 million and $7.4 million accrued for the payment of interest related to unrecognized tax benefits as of January 31, 2009 and October 31, 2008, respectively.

As of January 31, 2009, we have recorded a $42.1 million liability for unrecognized tax benefits and related interest in the line item “Other long-term liabilities” on our consolidated balance sheet. We have also recorded $1.2 million of unrecognized tax benefits and related interest in the line item “Income taxes payable” on our consolidated balance sheet.

The difference between the total unrecognized tax benefits and those affecting the effective tax rate is due to certain unrecognized tax benefits that would have a full valuation allowance if recognized. As of January 31, 2009, we believe it is reasonably possible that $1.0 million of unrecognized tax benefits plus accrued interest will decrease within the next 12 months as the result of statute of limitations expiring in various jurisdictions. We do not believe that the favorable $1.0 million decrease in unrecognized tax benefits would significantly impact the effective tax rate in any one period.

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

I. Restructuring and Merger Liabilities

Restructuring Liabilities

During the first quarter of fiscal 2009, we recorded net restructuring expenses of $8.0 million. This was comprised of $7.7 million for 2009 restructuring actions and $0.3 million in additions to accruals for changes in estimates related to prior period restructuring activities.

The restructuring actions undertaken during the first quarter of fiscal 2009 are primarily a continuation of the restructuring plan that we began during the fourth quarter of fiscal 2006. The restructuring plan is related to our strategy to implement a comprehensive transformation of our business and to achieve competitive operating margins. Specific actions taken during the first quarter of fiscal 2009 included reducing our workforce by 63 employees, comprised of: 25 product development employees, 18 technical support employees, 10 sales and marketing employees, 7 general and administrative employees, and 3 consulting employees. At January 31, 2009, our total headcount was approximately 3,900. We also vacated several facilities.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

I. Restructuring and Merger Liabilities (Continued)

Our restructuring activities in prior periods are disclosed in detail in our Annual Report on Form 10-K for fiscal 2008. The following table summarizes the restructuring reserve balance as of January 31, 2009 and activity during the first quarter of fiscal 2009:

(In thousands)	Fiscal 2009	Fiscal 2008	Fiscal 2007	Prior to Fiscal 2006	Total
Balance as of October 31, 2008:
Workforce reductions	$—	$14,727	$147	$17	$14,891
Excess facilities, property and equipment	—	1,238	1,199	3,013	5,450
Other restructuring-related costs	—	229	—	—	229

Total restructuring reserve balance	—	16,194	1,346	3,030	20,570

Original charge/adjustments:
Workforce reductions	5,197	105	(39)	1	5,264
Excess facilities, property and equipment	2,470	298	(9)	38	2,797
Other restructuring-related costs	—	(12)	—	—	(12)

Total original charge/adjustments	7,667	391	(48)	39	8,049

Payments:
Workforce reductions	(421)	(9,113)	(41)	—	(9,575)
Excess facilities, property and equipment	—	(308)	(174)	(816)	(1,298)
Other restructuring-related costs	—	(217)	—	—	(217)

Total payments	(421)	(9,638)	(215)	(816)	(11,090)

Balance as of January 31, 2009:
Workforce reductions	4,776	5,719	67	18	10,580
Excess facilities, property and equipment	2,470	1,228	1,016	2,235	6,949
Other restructuring-related costs	—	—	—	—	—

Total restructuring reserve balance	$7,246	$6,947	$1,083	$2,253	$17,529

The net adjustments increasing the restructuring reserves during the first quarter of fiscal 2009 by $0.3 million related to changes in prior fiscal year estimates for various severance and related benefits and facility reserves. These adjustments are reflected in the table above for the respective fiscal year.

As of January 31, 2009, the remaining unpaid restructuring balances include accrued liabilities related to lease costs for redundant facilities, which will be paid over the respective remaining contract terms, the longest of which extends to 2014, and severance and other benefits, which will primarily be paid over the next twelve months.

Merger Liabilities

The following table summarizes the merger liabilities balance and activity associated with our acquisitions, including transaction costs, during the first quarter of fiscal 2009:

(In thousands)	Balance at October 31, 2008	Additions from Acquisitions	Payments/ Adjustments	Balance at January 31, 2009
Facilities related	$10,355	$145	$(1,028)	$9,472
Employee related	170	—	(145)	25
Other	93	917	(846)	164

Total merger liabilities	$10,618	$1,062	$(2,019)	$9,661

The additions from acquisitions relate to the Managed Objects acquisition (See Note B, “Acquisitions”). As of January 31, 2009, the remaining unpaid merger liability balances include accrued liabilities related to lease costs for redundant facilities, which will be paid over the respective remaining contract terms, the longest of which extends to 2025, severance and related benefits, and professional fees, which will be paid over the next twelve months.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

J. Senior Convertible Debentures

During the first quarter of fiscal 2009, we made total cash payments for interest of $0.3 million related to the 0.5% senior convertible debentures due 2024 (“Debentures”). During the first quarters of fiscal 2009 and 2008, we incurred interest expense, including the amortization of deferred financing costs related to the Debentures, of $1.2 million and $5.6 million, respectively.

During fiscal 2008, we received authorization from our Board of Directors to repurchase, from time to time, up to $600 million face value of the Debentures in such quantities, at such prices, and in such manner as may be directed by our management. During the first quarter of fiscal 2009, we purchased and retired $4.0 million face value of the Debentures for total cash consideration of $3.9 million, including less than $0.1 million of accrued interest. The portions of the unamortized debt issuance costs and prepaid interest related to the Debentures that were repurchased were written off resulting in a $0.1 million gain during the first quarter of fiscal 2009. This gain is shown as a component of the line item “Interest expense and other, net” in our consolidated statements of operations.

Holders of the Debentures may require us to repurchase all or a portion of their Debentures on July 15, 2009. As a result, the outstanding balance of the Debentures and related deferred financing costs are classified as a current liability and asset, respectively, on our consolidated balance sheets.

K. Legal Proceedings

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

defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. On February 3, 2006, SCO filed a Second Amended Complaint alleging that we had violated supposed non-competition provisions of the agreement under which we sold certain UNIX-related assets to SCO, that we infringed SCO’s copyrights, and that we are engaging in unfair competition by attempting to deprive SCO of the value of the UNIX technology. SCO sought to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and to cause us to pay actual, special and punitive damages in an amount to be proven at trial. As a result of SCO’s Second Amended Complaint, our wholly-owned subsidiary, SUSE Linux AG (“SUSE”), filed a demand for arbitration before the International Court of Arbitration in Zurich, Switzerland, pursuant to a “UnitedLinux Agreement” in which SCO and SUSE were parties. On August 10, 2007, the U.S. District Court Judge issued a Memorandum Decision and Order that granted us summary judgment against SCO on significant issues in the litigation. The District Court determined that we own the UNIX copyrights and dismissed certain of SCO’s claims against us. On September 14, 2007, SCO filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On July 16, 2008, the U.S. District Court issued Findings of Fact and Conclusions of Law wherein the Court determined that SCO did not have authority to enter into the 2003 Sun Microsystems, Inc. agreement and owed us $2.5 million plus prejudgment interest. The Court further concluded that SCO’s licenses to Microsoft and other “SCOsource licensees” included an “incidental” license to Unix SVRX code and therefore we were not entitled to any proceeds from such licenses. On November 20, 2008, the U.S. District Court entered Final Judgment dismissing SCO’s remaining claims against us and awarded us $3.5 million. On November 25, 2008, SCO filed a Notice of Appeal from that decision to the Tenth Circuit Court of Appeals. Of the total judgment amount, $0.6 million will be treated as constructive trust funds and placed in an escrow account pending the outcome of SCO’s appeal from the final judgment, while the remaining $2.9 million is a disputed unsecured claim in the SCO bankruptcy case. As for the SUSE arbitration proceeding, hearings before the International Court have been stayed by the court in the SCO bankruptcy case. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

On November 12, 2004, we filed suit against Microsoft in the U.S. District Court, District of Utah. We are seeking treble and other damages under the Clayton Act, based on claims that Microsoft eliminated competition in the office productivity software market during the time that we owned the WordPerfect word-processing application and the Quattro Pro spreadsheet application. Among other claims, we allege that Microsoft withheld certain critical technical information about the Windows operating system (“Windows”) from us, thereby impairing our ability to develop new versions of WordPerfect and other office productivity applications, and that Microsoft integrated certain technologies into Windows designed to exclude WordPerfect and other applications owned by us from relevant markets. In addition, we allege that Microsoft used its monopoly power to prevent original equipment manufacturers from offering WordPerfect and other applications to customers. On June 10, 2005, Microsoft’s motion to dismiss the complaint was granted in part and denied in part. On October 15, 2007, the U.S. Fourth Circuit Court of Appeals affirmed the District Court’s ruling. On March 18, 2008, the United States Supreme Court rejected Microsoft’s Petition for a Writ of Certiorari seeking to appeal the Fourth Circuit’s Decision. As a result of these rulings, we are now proceeding with the remaining claims against Microsoft, with an anticipated trial date in 2010.

Between September and November of 2006, seven separate derivative complaints were filed in Massachusetts state and federal courts against us and many of our current and former officers and directors asserting various claims related to alleged options backdating. We are also named as a nominal defendant in these complaints, although the actions are derivative in nature and purportedly asserted on our behalf. These actions arose out of our announcement of a voluntary review of our historical stock-based compensation practices. The complaints essentially allege that, since 1999, we materially understated our compensation expenses and, as a result, overstated actual income. The five actions filed in federal court were consolidated, and a stipulation was reached that the defendants’ answer or motion to dismiss would be due 45 days after the filing of any amended complaint. Although this stipulation was filed with the court in February 2007, to date, no amended complaints have been filed in the federal court cases. The two state court cases were consolidated before the Business Litigation Session of the Massachusetts Suffolk County Superior Court. After we filed a motion to dismiss the state court complaints, plaintiffs’ counsel informed us that they did not intend to file a reply to the motion and would stipulate to the dismissal of the state court complaints. We believe there are strong defenses to the remaining consolidated cases pending in the federal court if or when any amended complaint is filed. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

K. Legal Proceedings (Continued)

In November 2007, we were served with a complaint by IP Innovations (a patent litigation company), alleging that the distribution of Linux-based products by both Red Hat, Inc. (a co-defendant in the case) and us violates certain U.S. Patents. Our initial evaluation of the patent claims asserted by the plaintiff indicates that we have strong defenses to the claims. Although we are preparing to defend against the claims, we have also had settlement discussions with IP Innovations that we are hopeful may lead to a settlement without the need for protracted litigation. In prior periods, we accrued $1.3 million for this matter. While there can be no assurance as to the ultimate disposition of the litigation or negotiations, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

On September 29, 2008, we received a demand letter from Bank of Montreal’s legal counsel demanding that we refund certain license fees and costs incurred by Bank of Montreal in connection with a consulting services agreement between the bank and Senforce Technologies Inc. (“Senforce”), a company acquired by us in fiscal 2007. As a result of the Bank’s demands and pursuant to the terms of the Senforce acquisition agreement, we asserted a claim against certain escrowed funds and are evaluating possible settlement options with the Bank and the former Senforce shareholders who were to receive the escrow payments. We accrued $0.6 million for this matter. While there can be no assurance as to the ultimate disposition of this dispute, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

In addition to the matters discussed above, we are currently party to various legal proceedings and claims involving former employees, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims will have a material adverse effect, individually or in the aggregate, on our consolidated financial position, results of operations or cash flows. We account for legal reserves under SFAS No. 5 “Accounting for Contingencies,” which requires us to accrue for losses that we believe are probable and can be reasonably estimated. We evaluate the adequacy of our legal reserves based on our assessment of many factors, including our interpretations of the law and our assumptions about the future outcome of each case based on current information. It is reasonably possible that our legal reserves could be increased or decreased in the near term based on our assessment of these factors.

L. Income Per Share From Continuing Operations

The following tables reconcile the numerators and denominators of the income per share from continuing operations calculation for the first quarters of fiscal 2009 and 2008:

	Three months ended
(In thousands, except per share data)	January 31, 2009	January 31, 2008
Basic income per share from continuing operations computation:
Income from continuing operations	$9,641	$14,684

Weighted-average common shares outstanding, excluding unvested restricted stock	343,978	351,129

Basic income per share from continuing operations	$0.03	$0.04

Diluted income per share from continuing operations computation:
Income from continuing operations	$9,641	$14,684

Weighted-average common shares outstanding, excluding unvested restricted stock	343,978	351,129
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	303	1,918

Total adjusted weighted-average common shares	344,281	353,047

Diluted income per share from continuing operations	$0.03	$0.04

In the calculation of diluted earnings per share for the first quarters of fiscal 2009 and 2008, 10.8 million and 52.1 million shares, respectively, of common stock attributable to the assumed conversion of the Debentures were excluded as their effect would have been anti-dilutive.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

L. Income Per Share From Continuing Operations (Continued)

Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out-of-the-money”) were also excluded from the calculation of diluted earnings per share for the first quarters of fiscal 2009 and 2008 as their effect would have been anti-dilutive. Out-of-the-money options for the first quarters of fiscal 2009 and 2008 totaled 22,099,439 and 16,918,638, respectively.

M. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended
(In thousands)	January 31, 2009	January 31, 2008
Net income	$10,677	$16,805
Change in net unrealized gain on investments	6,295	6,827
Change in cumulative translation adjustments	(7,394)	(4,985)
Change in pension obligations	70	35

Comprehensive income	$9,648	$18,682

Our accumulated other comprehensive loss is comprised of the following:
(In thousands)	January 31, 2009	October 31, 2008
Net unrealized gain (loss) on investments	$3,511	$(2,784)
Pension transition obligation	3,713	3,643
Cumulative translation adjustment	(25,382)	(17,988)

Total accumulated other comprehensive loss	$(18,158)	$(17,129)

N. Stock-Based Compensation

We currently have five stock award plans that allow us to grant stock options, restricted stock units and other equity-based awards to employees and non-employees. When granting stock options, we typically grant nonstatutory options at fair market value on the grant date, defined in the stock award plans as the closing price of our stock on the day prior to grant. These plans are discussed in more detail in our fiscal 2008 Annual Report on Form 10-K (See Note T, “Stockholders’ Equity”).

Equity-Based Awards

We made stock option and restricted stock unit grants for the following number of shares during the first quarters of fiscal 2009 and 2008:

	Three months ended
(In thousands)	January 31, 2009	January 31, 2008
Stock options:
Performance-based	1,882	1,583
Time-based	1,522	1,436

Total stock options	3,404	3,019

Restricted stock units:
Performance-based	827	626
Time-based	1,171	794

Total restricted stock units	1,998	1,420

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

N. Stock-Based Compensation (Continued)

Stock Options

Performance-based: In the first quarters of fiscal 2009 and 2008, we granted stock options to executives that will vest based on the achievement of certain revenue targets set in each applicable fiscal year beginning in the year of grant. If the targets are not met, the stock options will expire unvested.

Time-based: In the first quarters of fiscal 2009 and 2008, we granted time-based stock options to executive and non-executive employees. Vesting of the options occurs over four years as follows: 25% of the grant vests on the first anniversary of the grant date; the remaining 75% of the grant vests monthly thereafter. The options expire eight years after the grant date.

Restricted Stock Units

Performance-based: In the first quarters of fiscal 2009 and 2008, we granted restricted stock units to executives that will vest based on the achievement of certain profit targets set in each applicable fiscal year beginning in the year of grant. If the targets are not met, the restricted stock units will expire and will not be released.

Time-based: In the first quarters of fiscal 2009 and 2008, we granted time-based restricted stock units to executive and non-executive employees. Units vest proportionally on each grant date anniversary over three or four years.

Stock-Based Compensation Expense

Our consolidated statements of operations include the following amounts of stock-based compensation expense in the respective captions:

	Three months ended
(In thousands)	January 31, 2009	January 31, 2008
Cost of revenue	$912	$1,297

Sales and marketing	2,563	3,417
Product development	2,505	3,004
General and administrative	2,051	3,049

Operating expenses	7,119	9,470

Total stock-based compensation expense	$8,031	$10,767

Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.0 years was $71.8 million at January 31, 2009.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“ESPP”) is considered non-compensatory under SFAS No. 123(R) and, accordingly, no compensation expense has been recorded for issuances under the ESPP. Issuances of stock under the ESPP during the first quarters of fiscal 2009 and 2008 totaled 138,443 and 118,737 shares, respectively. This plan will expire in July 2009 and will not be renewed.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

O. Segment Information

We operate and report our financial results in four business unit segments based on information technology solution categories. Our business unit segments are Open Platform Solutions, Identity and Security Management, Systems and Resource Management, and Workgroup.

Our performance is evaluated by our Chief Executive Officer and our other chief decision makers based on reviewing revenue and operating income (loss) information for each segment. Our software and services are sold both directly by our business unit segments and indirectly through original equipment manufacturers, resellers, and distributors who sell to dealers and end users. Operating results by business unit segment are as follows:

	Three months ended
	January 31, 2009			January 31, 2008
(In thousands)	Net revenue	Gross profit	Operating income (loss)	Net revenue	Gross profit	Operating income (loss)
Open Platform Solutions	$41,462	$33,769	$19,470	$36,799	$25,789	$11,868
Identity and Security Management	37,986	25,392	17,056	47,030	27,855	16,396
Systems and Resource Management	45,403	37,267	25,928	43,339	35,491	27,673
Workgroup	90,020	75,211	66,298	103,758	86,339	77,806
Common unallocated operating costs	—	(3,665)	(115,108)	—	(2,489)	(125,262)

Total per statements of operations	$214,871	$167,974	$13,644	$230,926	$172,985	$8,481

Segment operating income is comprised of business unit segment gross profit, less research and development expenses attributable to each business unit segment. Common unallocated operating costs include corporate services common to all segments such as sales and marketing, general and administrative costs, stock-based compensation, acquisition-related intangible asset amortization, restructuring expenses, impairments, and certain litigation settlement expenses or income. Our chief decision makers monitor all common unallocated operating costs closely but not in the context of our business unit segment reporting.

Geographic Information

For the first quarters of fiscal 2009 and 2008, revenue in the United States was $105.1 million and $109.2 million, respectively. The lower revenue in the United States in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was due to lower services revenue partially offset by higher product revenue. Revenue from customers outside the United States was $109.8 million and $121.7 million in the first quarters of fiscal 2009 and 2008, respectively. The lower revenue outside the United States in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was due to lower services revenue and unfavorable foreign currency exchange rates. For the first quarters of fiscal 2009 and 2008, 69% and 71%, respectively, of our revenue outside the United States was in the Europe, Middle East and Africa region. During the first quarters of fiscal 2009 and 2008, revenue in Germany accounted for 10% of our net revenue. No other country outside of the United States accounted for more than 10% of our net revenue for either period presented. No single customer accounted for more than 10% of our total revenue for either period presented.

P. Share Repurchase Program

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the first quarter of fiscal 2009. As of January 31, 2009, $33.2 million remains to be repurchased under the current Board authorization.

Q. Recent Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 (our fiscal 2010). For acquisitions that close after November 1, 2009 or for any acquisition-related tax adjustments that occur after November 1, 2009, this pronouncement will impact our financial position and results of operations.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Q. Recent Pronouncements (Continued)

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

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change of expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, some of which may be similar to those of other companies of similar size in our industry, including the impact of the current economic environment, pre-tax losses, rapid technological changes, competition, limited number of suppliers, customer concentration, failure to successfully integrate acquisitions, adverse government regulations, failure to manage international activities, and loss of key individuals. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for fiscal 2008 filed with the Securities and Exchange Commission (“SEC”) on December 23, 2008. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal 2008.

Overview

We develop, sell and install enterprise-quality software that is positioned in the operating systems and infrastructure software layers of the information technology (“IT”) industry. We develop and deliver Linux operating system software for the full range of computers from desktops to servers. In addition, we provide a portfolio of integrated IT management software for systems, identity and security management for both Linux and mixed-platform environments. Our 26 years of experience serving the full range of enterprise sizes, combined with the cost/effectiveness, quality and flexibility of our open-platform software technology, offers customers an IT infrastructure that is responsive to the cost pressures and the expanding IT initiatives that are characteristic of today’s business environment.

In addition to our technology offerings, within each of our business unit segments we offer a worldwide network of service personnel to help our customers and third-party partners best utilize our software. We also have partnerships with application providers, hardware and software vendors, and consultants and systems integrators. In this way we can offer a full solution to our customers.

We are organized into four business unit segments, which are Open Platform Solutions, Identity and Security Management, Systems and Resource Management, and Workgroup. Below is a brief update on the revenue results for the first quarter of fiscal 2009 for each of our business unit segments:

•

Within our Open Platform Solutions business unit segment, Linux and open source products remain an important growth business. While our goal is to operate our Open Platform Solutions business segment profitably, we are using it as a platform for acquiring new customers to which we can sell our other complementary cross-platform identity and management products and services. Revenue from our Linux Platform Products increased 24% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. This product revenue increase was partially offset by lower services revenue of 23%, such that total revenue from our Open Platform Solutions business unit segment increased 13% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

•

Our Identity and Security Management business unit segment offers products that we believe deliver a complete, integrated solution in the areas of security, compliance, and governance issues. Within this segment, revenue from our Identity, Access and Compliance Management (formerly called Identity and Access Management) products decreased 8% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. In addition, services revenue was lower by 34%, such that total revenue from our Identity and Security Management business unit segment decreased 19% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Overview (Continued)

•

Our Systems and Resource Management business unit segment strategy is to provide a complete “desktop to data center” offering, with leadership in virtualization for both Linux and mixed-source environments. Systems and Resource Management product revenue increased 9% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The total product revenue increase was partially offset by lower services revenue of 18%. Total product revenue from our Systems and Resource Management business unit segment increased $2.1 million, or 5%, in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Total business unit segment revenue would not have increased in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 without our acquisitions of PlateSpin Ltd. (“PlateSpin”) and Managed Object Solutions, Inc. (“Managed Objects”), which we acquired in March 2008 and November 2008, respectively, which accounted for $7.0 million of revenue during the first quarter of fiscal 2009.

•

Our Workgroup business unit segment is an important source of cash flow and provides us with the potential opportunity to sell additional products and services. Our revenue from Workgroup products decreased 9% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. In addition, services revenue was lower by 39%, such that total revenue from our Workgroup business unit segment decreased 13% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

Our services offerings are focused on supporting product sales, not generating stand-alone revenue or profits, which is in line with our strategic initiative of focusing our services business on driving more profitable product revenue while leveraging our services capabilities internally and through third-party partners. As a result of this, we have seen a general decline in our services revenue. However, the decline in services revenue in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 was greater than anticipated as customers lowered their discretionary spending in response to current economic conditions. Total product revenue was down 2% and services revenue was down 32%, resulting in a net decrease in total revenue of 7% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Foreign currency exchange rate fluctuations unfavorably impacted revenue by 1% and the PlateSpin and Managed Objects acquisitions favorably impacted revenue by 3% during the first quarter of fiscal 2009, compared to the first quarter of fiscal 2008.

Because much of the revenue we invoice is deferred and recognized over time, we consider invoicing, or bookings, to be a key indicator of current sales performance and future revenue performance. Overall invoicing was below expectations in all of our business unit segments largely as a result of the weak economy as customers focused on capital conservation and expense management. These factors have led to smaller or delayed projects and extended sales cycles for our customers. While we expect these trends to continue in the near term, the fundamental markets that we serve and the value we bring to those markets still look attractive. We believe that the current customer focus on reducing cost, complexity and risk is aligned with our overall value proposition. Additionally, the recent financial turmoil demands stricter requirements for regulation and audit, creating opportunities for certain of our products.

During the first quarter of fiscal 2009, we recorded net restructuring expenses of $8.0 million, which were primarily a continuation of our restructuring activities that began in the fourth quarter of fiscal 2006. We anticipate restructuring charges in the range of $5 million to $7 million in the second quarter of fiscal 2009. We are still evaluating what additional charges we may incur in the second half of fiscal 2009. While our initiatives and their implementation involve opportunities, risks, and challenges, barring unforeseen circumstances, we believe they position us well in this challenging environment.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations

Revenue

We sell our software and services primarily to corporations, government entities, educational institutions, independent hardware and software vendors, resellers, and distributors both domestically and internationally. In our consolidated statements of operations, we categorize revenue as software licenses, maintenance and subscriptions, and services. All prior periods have been reclassified to conform to the current year’s presentation. Software licenses revenue includes sales of proprietary licenses and certain royalties. Maintenance and subscriptions revenue includes product maintenance agreements, Linux subscriptions and upgrade protection contracts. Services revenue includes professional services, technical support, and training.

	Three months ended		Change
(Dollars in thousands)	January 31, 2009	January 31, 2008
Software licenses	$28,267	$40,202	(30)%
Maintenance and subscriptions	158,815	150,067	6%
Services	27,789	40,657	(32)%

Total net revenue	$214,871	$230,926	(7)%

Revenue in our software licenses category decreased during the first quarter of fiscal 2009 compared to the same quarter of fiscal 2008 primarily due to the impact of the slowing economy as new business declined across all segments. This decrease was partially offset by $4.7 million of revenue from our PlateSpin and Managed Objects acquisitions.

Revenue from maintenance and subscriptions increased in the first quarter of fiscal 2009 compared to the same quarter of fiscal 2008 primarily due to increased revenue from Linux Platform Products, which increased $6.7 million, or 24%, over the prior year and $2.3 million of revenue from our acquisitions of PlateSpin and Managed Objects.

While our services offerings are focused on supporting product sales, not generating stand-alone revenue or profits, the decline in services revenue was greater than anticipated as customers lowered their discretionary spending in response to current economic conditions.

Foreign currency exchange rate fluctuations negatively impacted total net revenue by $2.7 million, or 1%, during the first quarter of fiscal 2009, compared to the same period in fiscal 2008, as measured by using prior period foreign currency exchange rates on non-U.S. dollar denominated revenue.

Net revenue in the Open Platform Solutions segment was as follows:

	Three months ended		Change
(Dollars in thousands)	January 31, 2009	January 31, 2008
Maintenance and subscriptions	$37,111	$31,136	19%
Services	4,351	5,663	(23)%

Total net revenue	$41,462	$36,799	13%

Revenue from our Open Platform Solutions segment increased in the first quarter of fiscal 2009 compared to the same period of fiscal 2008 primarily due to Linux Platform Products, which increased by $6.7 million, or 24%. Invoicing for Linux Platform Products in the first quarter of fiscal 2009 was $22.5 million, a 42% decrease compared to the first quarter of fiscal 2008. Because our Linux business is dependent on large deals, we experience fluctuations in our quarterly invoicing. During the first quarter of fiscal 2009, we did not sign any large deals, many of which have been historically fulfilled by SUSE Linux Enterprise Server (“SLES”) certificates delivered through Microsoft.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Net revenue in the Identity and Security Management segment was as follows:

	Three months ended		Change
(Dollars in thousands)	January 31, 2009	January 31, 2008
Software licenses	$5,967	$12,626	(53)%
Maintenance and subscriptions	22,319	19,716	13%
Services	9,700	14,688	(34)%

Total net revenue	$37,986	$47,030	(19)%

Revenue from our Identity and Security Management segment decreased in the first quarter of fiscal 2009 compared to the same quarter of fiscal 2008. This decrease resulted primarily from lower software licenses revenue as well as lower services revenue, reflecting the impact of current economic conditions, as discussed above. Identity, Access and Compliance Management product revenue was $26.1 million, a decline of 8%, compared to the first quarter of fiscal 2008. Invoicing for Identity, Access and Compliance Management products decreased 18% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

Net revenue in the Systems and Resource Management segment was as follows:

	Three months ended		Change
(Dollars in thousands)	January 31, 2009	January 31, 2008
Software licenses	$9,136	$7,945	15%
Maintenance and subscriptions	31,116	29,096	7%
Services	5,151	6,298	(18)%

Total net revenue	$45,403	$43,339	5%

Revenue from our Systems and Resource Management segment increased in the first quarter of fiscal 2009 compared to the same quarter of fiscal 2008 primarily from $7.0 million of total revenue from our PlateSpin and Managed Objects acquisitions. This increase was partially offset by lower revenue from our ZENworks products, compared to the first quarter of fiscal 2008. Invoicing for Systems and Resource Management products increased 12% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, primarily due to the PlateSpin and Managed Objects acquisitions. PlateSpin and Managed Objects products accounted for 30% of total Systems and Resource Management invoicing in the first quarter of fiscal 2009.

Net revenue in the Workgroup segment was as follows:

	Three months ended		Change
(Dollars in thousands)	January 31, 2009	January 31, 2008
Software licenses	$13,164	$19,631	(33)%
Maintenance and subscriptions	68,269	70,119	(3)%
Services	8,587	14,008	(39)%

Total net revenue	$90,020	$103,758	(13)%

Revenue from our Workgroup segment decreased in the first quarter of fiscal 2009 compared to the same quarter of fiscal 2008 primarily from lower combined OES and NetWare-related revenue of $7.3 million, or 14%, which decreased primarily due to lower new software licenses revenue, as well as a decrease in services revenue. Invoicing for the combined OES and NetWare-related products decreased 21% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Product invoicing for the Workgroup segment decreased 17% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Deferred Revenue

We had total deferred revenue of $704.6 million as of January 31, 2009 compared to $723.1 million and $730.1 million at January 31, 2008 and October 31, 2008, respectively. Deferred revenue represents revenue that is expected to be recognized in future periods under maintenance contracts and subscriptions that are recognized ratably over the related contract periods, typically one to three years. Deferred revenue related to our agreements with Microsoft is recognized ratably over various related service periods, which can extend up to five years. The decrease in total deferred revenue of $25.5 million compared to October 31, 2008 is primarily attributable to lower invoicing during the first quarter of fiscal 2009, partially offset by the receipt of $25.0 million from Microsoft for the first payment under the August 2008 agreement to purchase additional SLES certificates.

Gross Profit

	Three months ended		Change
(Dollars in thousands)	January 31, 2009	January 31, 2008
Software licenses gross profit	$25,741	$37,103	(31)%
percentage of related revenue	91%	92%
Maintenance and subscriptions gross profit	$145,916	$139,126	5%
percentage of related revenue	92%	93%
Services gross profit	$(3,683)	$(3,244)	(14)%
percentage of related revenue	(13)%	(8)%
Total gross profit	$167,974	$172,985	(3)%
percentage of revenue	78%	75%

The increase in gross profit percentage of revenue reflected the benefits of our cost reduction initiatives, including our prior restructuring actions, and the benefits of realigning our services business to be more efficient and product focused, resulting in a change in revenue mix from negative-margin services revenue to higher-margin product revenue. Our services offerings are focused on supporting product sales, not generating stand-alone revenue or profits, in line with our strategic initiatives. Total gross profit was lower for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily due to the 7% decrease in total net revenue. Foreign currency exchange rate fluctuations during the first quarter of fiscal 2009, compared to the same quarter of fiscal 2008, unfavorably impacted gross profit by $0.4 million.

Gross profit by business unit segment was as follows:

	Three months ended		Change
(Dollars in thousands)	January 31, 2009	January 31, 2008
Open Platform Solutions	$33,769	$25,789	31%
percentage of related revenue	81%	70%
Identity and Security Management	$25,392	$27,855	(9)%
percentage of related revenue	67%	59%
Systems and Resource Management	$37,267	$35,491	5%
percentage of related revenue	82%	82%
Workgroup	$75,211	$86,339	(13)%
percentage of related revenue	84%	83%
Common unallocated operating costs	$(3,665)	$(2,489)	(47)%
Total gross profit	$167,974	$172,985	(3)%
percentage of revenue	78%	75%

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

The changes in gross profit in each of our business unit segments in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 can be characterized as follows:

—	Open Platform Solutions – increased as a percentage of revenue and in total primarily from higher revenues and cost containment efforts.
—	Identity and Security Management – increased as a percentage of revenue despite a 19% decrease in revenue due to a more favorable mix of higher-margin product revenue and cost containment efforts.
—	Systems and Resource Management – remained flat as a percentage of revenue, but increased in total as a result of incremental revenue from the PlateSpin and Managed Objects acquisitions.
—	Workgroup – increased as a percentage of revenue despite a 13% decrease in revenue primarily due to cost containment efforts.

Operating Expenses

	Three months ended		Change
(Dollars in thousands)	January 31, 2009	January 31, 2008
Sales and marketing	$76,894	$88,005	(13)%
percentage of revenue	36%	38%
Product development	$45,392	$44,735	1%
percentage of revenue	21%	19%
General and administrative	$24,195	$27,397	(12)%
percentage of revenue	11%	12%
Restructuring expenses	$8,049	$4,367	84%
percentage of revenue	4%	2%
Gain on sale of subsidiary	$(200)	$—	—%
percentage of revenue	—%	—%
Total operating expenses	$154,330	$164,504	(6)%
percentage of revenue	72%	71%

Sales and marketing expenses decreased in the first quarter of fiscal 2009 compared to the same period of fiscal 2008 primarily from cost reduction initiatives, including our prior restructuring actions, lower sales-related and outside service costs, and favorable foreign currency exchange rate fluctuations of $5.2 million, partially offset by higher sales and marketing expenses of $6.3 million from our acquisitions of PlateSpin and Managed Objects. Sales and marketing headcount was higher by 29 employees, or 3%, at the end of the first quarter of fiscal 2009 compared to the same period in fiscal 2008, reflecting the additional headcount from the PlateSpin and Managed Objects acquisitions.

Product development expenses in the first quarter of fiscal 2009 increased compared to the same period of fiscal 2008 primarily due to $3.2 million from our acquisitions of PlateSpin and Managed Objects. Product development headcount increased by 101 employees, or 8%, at the end of the first quarter of fiscal 2009 compared to the same period of fiscal 2008, reflecting the additional headcount from the PlateSpin and Managed Objects acquisitions. These additional expenses were partially offset by $2.5 million of favorable foreign currency exchange rate fluctuations in the first quarter of fiscal 2009 compared to the same period of fiscal 2008.

General and administrative expenses decreased in the first quarter of fiscal 2009 compared to the same period of fiscal 2008 primarily from cost reduction initiatives, including our prior restructuring actions, a decrease in stock-based compensation expense of $1.0 million and favorable foreign currency exchange rate fluctuations of $0.8 million. General and administrative headcount was lower by 6 employees, or 1%, at the end of the first quarter of fiscal 2009 compared to the same period in fiscal 2008. These decreases were partially offset by higher general and administrative expenses of $1.3 million related to the PlateSpin and Managed Objects acquisitions in the first quarter of fiscal 2009 compared to the same period of fiscal 2008.

During the first quarter of fiscal 2009, we recorded net restructuring expenses of $8.0 million. This was comprised of $7.7 million for 2009 restructuring actions and $0.3 million in additions to accruals for changes in estimates related to prior period restructuring activities. For further information, see the “Overview” section above.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Foreign currency exchange rate fluctuations during the first quarter of fiscal 2009, compared to the same period in fiscal 2008, unfavorably impacted revenue by $2.7 million, favorably impacted operating expenses by $10.8 million and favorably impacted income from operations by $8.1 million. Since a large portion of our recognized revenue is deferred revenue that was recorded at different foreign currency exchange rates, the impact to revenue of changes in foreign currency exchange rates is recognized over time, whereas the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. It is not anticipated that the favorable impact to operating income realized during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 will continue, as the unfavorable impact of foreign currency exchange rate changes on revenue will be recognized in future periods.

Total stock-based compensation expense of $8.0 million in the first quarter of fiscal 2009 decreased $2.8 million compared to the $10.8 million recorded in the first quarter of fiscal 2008, primarily due to lower headcount and corresponding higher forfeiture rates resulting from our various restructuring actions and from higher expense in the prior year period related to our performance-based awards.

Other Income (Expense)

	Three months ended		Change
(Dollars in thousands)	January 31, 2009	January 31, 2008
Investment income	$7,176	$22,906	(69)%
percentage of revenue	3%	10%
Impairment of investments	$(1,677)	$—	—%
percentage of revenue	(1)%	—%
Interest expense and other, net	$(3,135)	$(5,750)	45%
percentage of revenue	(1)%	(2)%
Total other income, net	$2,364	$17,156	(86)%
percentage of revenue	1%	7%

Investment income includes income from short-term and long-term investments. Investment income for the first quarter of fiscal 2009 decreased compared to the same period of fiscal 2008 due primarily to a decrease in cash, cash equivalents and short-term investments resulting from repurchases of our 0.5% senior convertible debentures due 2024 (“Debentures”), our stock repurchase program, our PlateSpin and Managed Objects acquisitions, and lower interest rates.

During the first quarter of fiscal 2009, we recorded an other-than-temporary impairment charge of $1.7 million related to our auction-rate securities (“ARSs”). For further information, see the “Liquidity and Capital Resources” section below.

Interest expense and other, net for the first quarter of fiscal 2009 decreased compared to the first quarter of fiscal 2008 due primarily to the Debenture repurchases, which resulted in lower interest expense.

Income Tax Expense on Income from Continuing Operations

	Three months ended		Change
(Dollars in thousands)	January 31, 2009	January 31, 2008
Income tax expense	$6,367	$10,953	(42)%
Effective tax rate	40%	43%

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the first quarter of fiscal 2009, we provided $6.4 million for income tax expense on continuing operations. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items). Due to the utilization of a significant amount of our net operating loss carryforwards in previous years, the majority of future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” in fiscal 2006, we elected to follow the tax ordering laws to determine the sequence in which deductions, net operating loss carryforwards, and tax credits are utilized. During the first quarter of fiscal 2009, there were no significant adjustments to additional paid-in capital as a result of tax benefits relating to stock options for current year exercises or utilization of previously reserved net operating losses and tax credits.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Income Tax Expense

The effective tax rate for the first quarter of fiscal 2009 differs from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, and differences between the book and tax treatment of certain income items on which a valuation allowance has been recorded. The effective tax rate on continuing operations for the first quarter of fiscal 2009 was 40% compared to an effective tax rate of 43% for the same period in fiscal 2008.

Valuation Allowance

In accordance with determinations made pursuant to the applicable accounting standards, we continue to believe that it is more likely than not that most of our remaining U.S. net deferred tax assets will not be realized based on all available evidence. As a result, we have provided a valuation allowance on those U.S. net deferred tax assets. In reaching this determination, we evaluated our three-year cumulative results, pre-tax losses in recent quarters, as well as the impacts that current economic conditions may have on our future results. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in capital. It is reasonably possible that we could reduce a significant portion of our valuation allowance in the near-term.

Income Tax Reserves

As of January 31, 2009, we had reserves for unrecognized tax benefits totaling $52.3 million, of which $35.3 million would favorably impact the effective tax rate if recognized. As of October 31, 2008, we had reserves for unrecognized tax benefits totaling $49.9 million. The $2.4 million increase in reserves for unrecognized tax benefits during the first quarter of fiscal 2009 relates primarily to accruals for tax positions taken in prior years.

During the first quarter of fiscal 2009, we accrued approximately $0.6 million in interest related to unrecognized tax benefits. We had approximately $8.0 million and $7.4 million accrued for the payment of interest related to unrecognized tax benefits as of January 31, 2009 and October 31, 2008, respectively.

As of January 31, 2009, we have recorded a $42.1 million liability for unrecognized tax benefits and related interest in the line item “Other long-term liabilities” on our consolidated balance sheet. We have also recorded $1.2 million of unrecognized tax benefits and related interest in the line item “Income taxes payable” on our consolidated balance sheet.

The difference between the total unrecognized tax benefits and those affecting the effective tax rate is due to certain unrecognized tax benefits that would have a full valuation allowance if recognized. As of January 31, 2009, we believe it is reasonably possible that $1.0 million of unrecognized tax benefits plus accrued interest will decrease within the next 12 months as the result of statute of limitations expiring in various jurisdictions. We do not believe that the favorable $1.0 million decrease in unrecognized tax benefits would significantly impact the effective tax rate in any one period.

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

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Net Income Components

	Three months ended
(In thousands)	January 31, 2009	January 31, 2008
Income from continuing operations	$9,641	$14,684
Income from discontinued operations, net of tax	1,036	2,121

Net income	$10,677	$16,805

Discontinued operations relates to the Salmon Ltd. (“Salmon”) subsidiary contingent payment received during the first quarter of fiscal 2009 and the disposition of our Cambridge Technology Partners (Switzerland) SA (“CTP Switzerland”) subsidiary during the first quarter of fiscal 2008 discussed in the Divestitures section, below.

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires us to make an accounting estimate based on assumptions about matters that are uncertain at the time an accounting estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur periodically could materially change the financial statements. We consider accounting policies related to revenue recognition and related reserves, impairment of long-lived assets, valuation of deferred tax assets, loss contingency accruals and share-based payments to be critical accounting policies due to the judgments and estimation processes involved in each. For a more detailed explanation of the judgments included in these areas, refer to our Annual Report on Form 10-K for fiscal 2008. During the first quarter of fiscal 2009, we made a sales program change that necessitated a change in our revenue recognition policy. That policy change is discussed below:

Revenue Recognition

Historically, we had stand-alone sales of software licenses, allowing for vendor-specific objective evidence (“VSOE”) of fair value for substantially all software license products. Accordingly, the relative fair value, or proportional, revenue accounting method was used to allocate the value of multi-element arrangements proportionally to the software license and other components.

At the start of fiscal 2009, we made a sales program change requiring all customers to initially purchase maintenance with licenses, which is common industry practice. As a result of eliminating stand-alone software license sales, VSOE of fair value for software licenses no longer exists. Accordingly, beginning in the first quarter of fiscal 2009, the residual method under Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”, is now used to allocate the value of multi-element arrangements to the various components, which is also common industry practice. Under the residual method, each undelivered element is allocated value based on Novell-specific objective evidence of fair value for that element and the remainder of the total arrangement fee is allocated to the delivered element, typically the software. This results in discounts being allocated to the software license rather than spread proportionately over all elements. Therefore, when a discount exists, less revenue is recognized at the time of sale under the residual method than under the relative fair value method, which we used prior to fiscal 2009. The change to the residual method did not materially impact revenue in the first quarter of fiscal 2009.

Acquisitions

Our goal is to enhance revenue growth both organically and through acquisitions, particularly in our Identity and Security Management and Systems and Resource Management business unit segments. In the first quarter of fiscal 2009, we completed one acquisition transaction.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Managed Objects

On November 13, 2008, we acquired 100% of the outstanding stock of Managed Objects, a supplier of business service management solutions. The purchase price consisted of $46.3 million in cash, of which $43.8 million was paid as of January 31, 2009. The remaining $2.5 million has been accrued and will be paid out during the second quarter of fiscal 2009 in accordance with the terms of the purchase agreement. In addition to the cash purchase price, we also incurred merger and transaction costs of $1.1 million resulting in total consideration paid for Managed Objects of $47.4 million.

Divestitures

Discontinued Operations

Our discontinued operations include the divestitures of our CTP Switzerland subsidiary in fiscal 2008, and our Salmon subsidiary in fiscal 2007.

CTP Switzerland

On October 31, 2007, we signed an agreement to sell our CTP Switzerland subsidiary to a management-led buyout group for $0.8 million ($0.5 million was received at close on January 31, 2008, and an additional contingent payment of $0.3 million was received during the fourth quarter of fiscal 2008). No further payments are due from the CTP Switzerland buyout group.

Salmon

On March 12, 2007, we sold our shares in Salmon to Okam Limited, a U.K. Limited Holding Company, for $4.9 million, which has been received, plus an additional contingent payment of approximately $3.9 million to be received if Salmon met certain cumulative future revenue targets by the end of our fiscal 2009. During fiscal 2008, we received $1.2 million of the approximate $3.9 million potential contingent amount. During the first quarter of fiscal 2009, we received an additional contingent payment of $1.0 million, leaving approximately $1.7 million which could be received in the future.

Sale of Subsidiary

During fiscal 2008, we sold our Mexico subsidiary to one of our Latin American distribution partners. During the first quarter of fiscal 2009, we reached final settlement related to working capital adjustments. This resulted in a non-cash gain of $0.2 million. This gain is shown as a component of the line item “Gain on sale of subsidiary” on our consolidated statements of operations.

Liquidity and Capital Resources

The balance in cash, cash equivalents, and short-term investments and the balance as a percent of total assets are as follows:

(Dollars in thousands)	January 31, 2009	October 31, 2008	Change
Cash, cash equivalents, and short-term investments	$1,035,427	$1,067,847	(3)%
Percent of total assets	48%	47%

An overview of the significant cash flow activities for the first quarters of fiscal 2009 and 2008 is as follows:

	Three months ended
(In thousands)	January 31, 2009	January 31, 2008
Net cash provided by (used in) operating activities	$14,133	$(26,286)
Purchases of property, plant and equipment	(3,512)	(5,859)
Cash paid for acquisitions, net of cash acquired	(42,950)	—
Net cash proceeds (distributions) from sale of discontinued operations	1,036	(3,417)
Cash restricted due to litigation	(178)	(51,495)
(Surrenders) issuances of common stock, net	(498)	2,582
Debenture repurchases	(3,869)	—

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources (Continued)

Cash provided by operating activities during the first quarter of fiscal 2009 was $14.1 million and included the receipt of $25.0 million from Microsoft for the first payment under the August 2008 agreement to purchase additional SLES certificates. Cash used in operating activities during the first quarter of fiscal 2008 included the final $13.9 million of special interest payments required under the consent solicitation for the Debentures.

As of January 31, 2009, we had cash, cash equivalents, and short-term investments of approximately $426.4 million held in accounts outside the United States, which would largely be subject to punitive taxation if repatriated. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. As of January 31, 2009, $5.5 million of our short-term investments are designated to fund deferred compensation payments, which are paid out as requested by participants in the Novell, Inc. Deferred Compensation Plan upon termination. As of January 31, 2009, our short-term investment portfolio includes gross unrealized gains and losses of $7.2 million and $3.9 million, respectively. We monitor our investments and record losses when a decline in the investment’s market value is determined to be other-than-temporary.

At January 31, 2009 and October 31, 2008, all of our ARSs are classified as long-term investments on our consolidated balance sheets. Contractual maturities for these ARSs are 16 years or greater with an interest reset date approximately every 28 days. With the liquidity issues experienced in the global credit and capital markets, our ARSs have experienced multiple failed auctions and the estimated market value of these securities is less than cost.

We estimated the fair value of these ARSs using a discounted cash flow analysis that considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of the future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) consideration of the time horizon that the market value of each security could return to its original cost. We estimated that the fair market value of these securities at January 31, 2009 and October 31, 2008 was $9.6 million and $11.1 million, respectively. Prior to the other-than-temporary impairment charges, the original cost of these ARSs was $39.8 million.

During the first quarter of fiscal 2009, we recorded an other-than-temporary impairment charge of $1.7 million based on our assessment that it is likely that the continuing decline in fair value of six of our ARSs will not fully recover in the foreseeable future, given a combination of factors, including the duration, severity and continued declining trend of the fair value of these securities as well as a deterioration in some of the securities’ credit ratings. This other-than-temporary impairment charge of $1.7 million is in addition to the $28.7 million of other-than-temporary impairment charges that were recorded during fiscal 2008. Two of our ARSs had a slight improvement in estimated fair value during the first quarter of fiscal 2009 resulting in a $0.2 million unrealized gain.

The fair value of the ARSs could change significantly in the future and we may be required to record additional other-than-temporary impairment charges if there are further reductions in fair value in future periods.

During fiscal 2008, our holdings in an enhanced liquidity fund were frozen due to liquidity issues. We believe that the underlying securities are not impaired if held to maturity. As the underlying securities mature, the fund manager is distributing the cash on a pro rata basis to the fund’s shareholders. During the first quarter of fiscal 2009, we received $6.7 million. As of January 31, 2009, the balance of this investment is $15.6 million. As of January 31, 2009, we anticipate that $12.2 million of this balance will be distributed during the next twelve months. The remaining $3.4 million is anticipated to be distributed after January 31, 2010, and is classified as a long-term investment on our consolidated balance sheets. The fund continues to accrue and pay interest income and, as there are no other-than-temporary impairment or valuation issues with these securities, no impairment charges were recorded in connection with this investment. The fair value of the fund was estimated by using the quoted prices of the underlying securities.

Based on our ability to access our cash, cash equivalents, and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity on the enhanced liquidity fund and our ARSs will affect our ability to operate our business as usual during the next twelve months.

In relation to the appeal we filed in the Amer Jneid legal matter, we were required by the court to post a $51.5 million bond during fiscal 2008 (See Note K, “Legal Proceedings”). The amount of the bond was determined by statutory regulations and has no connection to the amount we believe may ultimately be paid in this matter. The bond is held in an interest-bearing account in our name, but is restricted and classified as such on our consolidated balance sheets. The restriction will continue until the resolution of this legal matter. The bond earned $0.2 million of interest during the first quarter of fiscal 2009, increasing restricted cash to $52.9 million at January 31, 2009.

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

During the first quarter of fiscal 2009, we made total cash payments for interest of $0.3 million related to the Debentures. During the first quarters of fiscal 2009 and 2008, we incurred interest expense, including the amortization of deferred financing costs related to the Debentures, of $1.2 million and $5.6 million, respectively.

During fiscal 2008, we received authorization from our Board of Directors to repurchase, from time to time, up to $600 million face value of the Debentures in such quantities, at such prices, and in such manner as may be directed by our management. During the first quarter of fiscal 2009, we purchased and retired $4.0 million face value of the Debentures for total cash consideration of $3.9 million, including less than $0.1 million of accrued interest. The portions of the unamortized debt issuance costs and prepaid interest related to the Debentures that were repurchased were written off resulting in a $0.1 million gain during the first quarter of fiscal 2009. This gain is shown as a component of the line item “Interest expense and other, net” in our consolidated statements of operations.

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the first quarter of fiscal 2009. As of January 31, 2009, $33.2 million remains to be repurchased under the current Board authorization.

There have been no significant changes to our contractual obligations as disclosed in our fiscal 2008 Annual Report on Form 10-K.

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

Barring unforeseen consequences, we anticipate being able to fund these liquidity needs for the next twelve months with existing cash, cash equivalents, and short-term investments together with cash generated from operating activities and investment income. We believe that offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and are dependent on market conditions at such time.

Off-Balance Sheet Arrangements

At January 31, 2009, we had no off-balance sheet arrangements as defined by applicable SEC rules.

Recent Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 (our fiscal 2010). For acquisitions that close after November 1, 2009 or for any acquisition-related tax adjustments that occur after November 1, 2009, this pronouncement will impact our financial position and results of operations.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Recent Pronouncements (Continued)

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the first quarter of fiscal 2009, we recorded an other-than-temporary impairment charge of $1.7 million related to our ARSs. For further information, see the “Liquidity and Capital Resources” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

Foreign currency exchange rate fluctuations during the first quarter of fiscal 2009, compared to the same period in fiscal 2008, unfavorably impacted revenue by $2.7 million, favorably impacted operating expenses by $10.8 million and favorably impacted income from operations by $8.1 million. Since a large portion of our recognized revenue is deferred revenue that was recorded at different foreign currency exchange rates, the impact to revenue of changes in foreign currency exchange rates is recognized over time, whereas the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. It is not anticipated that the favorable impact to operating income realized during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 will continue, as the unfavorable impact of foreign currency exchange rate changes on revenue will be recognized in future periods.

Apart from the above, there have been no significant changes in our interest rate risk and market risk exposures and procedures or in our foreign currency hedging procedures during the first quarter of fiscal 2009 as compared to the respective risk exposures and procedures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7A, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

NOVELL, INC.

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, (i) were appropriately designed to provide reasonable assurance of achieving their objectives and (ii) were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NOVELL, INC.

PART II. — OTHER INFORMATION

Part II. — Other Information

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 1. Legal Proceedings

The information required by this item is incorporated herein by reference from Note K of our financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Form 10-K for the fiscal year ended October 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases of shares of our common stock pursuant to our share repurchase program and for our stock-based compensation plans during the first quarter of fiscal 2009.

(In thousands, except per share amounts)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
Period
November 1, 2008 through November 30, 2008	14	$4.42	—	$33,180
December 1, 2008 through December 31, 2008	365	3.54	—	33,180
January 1, 2009 through January 31, 2009	3	4.00	—	33,180

Total	382	$3.57	—	33,180

The total number of shares purchased includes shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units and restricted stock rights totaling 382,171 shares in the months of November, December and January of fiscal 2009.

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the first quarter of fiscal 2009. As of January 31, 2009, $33.2 million remains to be repurchased under the current Board authorization.

Item 6. Exhibits

The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

NOVELL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)

Date: March 11, 2009	By:	/s/ DANA C. RUSSELL
Dana C. Russell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

NOVELL, INC.

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Certificate of Incorporation. (1)

3.2	By-Laws, as amended and restated April 10, 2007. (2)

10.1*	Novell, Inc. fiscal 2009 Annual Bonus Program for Executives. (3)

10.2*	Novell, Inc. Non-Employee Director Remuneration and Expense Reimbursement Summary.

10.3*	Novell, Inc. Deferred Compensation Plan (As Amended and Restated, effective January 1, 2005).

10.4*	Novell, Inc. Stock-Based Deferred Compensation Plan (As Amended and Restated, effective January 1, 2009).

10.5*	Severance Agreement dated as of February 8, 2007 between the Registrant and John K. Dragoon.

10.6*	Amendment 2007-1 to Severance Agreement dated as of May 2, 2007 between the Registrant and John K. Dragoon.

10.7*	Amendment to Severance Agreement dated as of September 15, 2008 between the Registrant and John K. Dragoon.

10.8*	Severance Agreement dated as of March 25, 2003 between the Registrant and Alan J. Friedman. (4)

10.9*	Amendment to Severance Agreement dated as of September 15, 2008 between the Registrant and Alan J. Friedman.

10.10*	Amendment to Severance Agreement dated as of September 15, 2008 between the Registrant and Ronald W. Hovsepian.

10.11*	Amendment to Severance Agreement dated as of September 15, 2008 between the Registrant and Dana C. Russell.

10.12*	Amendment to Severance Agreement dated as of September 15, 2008 between the Registrant and Jeffrey M. Jaffe.

31.1	Rule 13a-14(a) Certification.

31.2	Rule 13a-14(a) Certification.

32.1	18 U.S.C. Section 1350 Certification.

32.2	18 U.S.C. Section 1350 Certification.

*	Indicates management contracts or compensatory plans.

(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 10-Q, filed for the fiscal quarter ended April 30, 2004 (File No. 000-13351).
(2)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed April 16, 2007 (File No. 000-13351).
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 19, 2008 (File No. 000-13351).
(4)	Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2003 (File No. 0-13351).