Form 10-Q
period 2009-04-30
NOVELL INC
filed 2009-06-09
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of May 29, 2009, there were 345,189,726 shares of the registrant’s common stock outstanding.

NOVEL, INC.

Part I. – Financial Information

Item 1. Financial Statements

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	April 30, 2009	October 31, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$619,948	$680,034
Short-term investments	384,818	387,813
Restricted cash	52,961	52,701
Receivables (net of allowances of $3,960 and $3,679 at April 30, 2009 and October 31, 2008, respectively)	136,190	193,088
Prepaid expenses	32,363	34,365
Current deferred tax assets	4,662	5,685
Other current assets	24,423	32,006

Total current assets	1,255,365	1,385,692
Property, plant and equipment, net	164,852	174,978
Long-term investments	10,140	14,972
Goodwill	619,744	582,117
Intangible assets, net	54,392	53,320
Deferred income taxes	30,073	36,244
Other assets	20,892	22,026

Total assets	$2,155,458	$2,269,349

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$25,588	$36,982
Accrued compensation	77,619	102,317
Other accrued liabilities	88,879	108,929
Senior convertible debentures	121,668	125,668
Income taxes payable	3,317	22,563
Deferred revenue	449,275	503,174

Total current liabilities	766,346	899,633
Deferred income taxes	13,515	11,725
Long-term deferred revenue	210,140	226,876
Other long-term liabilities	39,787	43,587

Total liabilities	1,029,788	1,181,821

Stockholders’ equity:
Common stock, par value $0.10 per share, Authorized — 600,000,000 shares; Issued — 360,248,593 and 358,526,217 shares at April 30, 2009 and October 31, 2008, respectively; Outstanding — 345,130,272 and 343,407,896 shares at April 30, 2009 and October 31, 2008, respectively	36,025	35,853
Additional paid-in capital	430,123	420,669
Treasury stock, at cost — 15,118,321 shares at April 30, 2009 and October 31, 2008	(124,424)	(124,424)
Retained earnings	798,853	772,559
Accumulated other comprehensive loss	(14,907)	(17,129)

Total stockholders’ equity	1,125,670	1,087,528

Total liabilities and stockholders’ equity	$2,155,458	$2,269,349

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three months ended
	April 30, 2009	April 30, 2008
	(unaudited)
Net revenue:
Software licenses	$30,250	$44,416
Maintenance and subscriptions	158,329	150,872
Services	27,016	40,378

Total net revenue	215,595	235,666

Cost of revenue:
Software licenses	2,380	4,028
Maintenance and subscriptions	12,345	12,007
Services	30,557	44,432

Total cost of revenue	45,282	60,467

Gross profit	170,313	175,199

Operating expenses:
Sales and marketing	75,697	93,906
Product development	44,552	46,275
General and administrative	25,032	30,259
Restructuring expenses	7,224	392
Purchased in-process research and development	—	2,700
Loss on sale of subsidiaries	184	—

Total operating expenses	152,689	173,532

Income from operations	17,624	1,667

Other income (expense):
Investment income	5,390	24,871
Impairment of investments	(1,419)	—
Interest expense and other, net	(3,767)	(7,019)

Total other income, net	204	17,852

Income from continuing operations before taxes	17,828	19,519
Income tax expense	2,777	13,653

Income from continuing operations	15,051	5,866

Income from discontinued operations	566	—

Net income	$15,617	$5,866

Basic earnings per share:
Income from continuing operations	$0.04	$0.02

Net income per share	$0.05	$0.02

Diluted earnings per share:
Income from continuing operations	$0.04	$0.02

Net income per share	$0.05	$0.02

Weighted-average shares outstanding — basic	344,881	352,785
Weighted-average shares outstanding — diluted	345,839	354,287

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Six months ended
	April 30, 2009	April 30, 2008
	(unaudited)
Net revenue:
Software licenses	$58,517	$84,618
Maintenance and subscriptions	317,144	300,939
Services	54,805	81,035

Total net revenue	430,466	466,592

Cost of revenue:
Software licenses	4,906	7,127
Maintenance and subscriptions	25,244	22,948
Services	62,029	88,333

Total cost of revenue	92,179	118,408

Gross profit	338,287	348,184

Operating expenses:
Sales and marketing	152,591	181,911
Product development	89,944	91,010
General and administrative	49,227	57,656
Restructuring expenses	15,273	4,759
Purchased in-process research and development	—	2,700
Gain on sale of subsidiaries	(16)	—

Total operating expenses	307,019	338,036

Income from operations	31,268	10,148

Other income (expense):
Investment income	12,566	47,777
Impairment of investments	(3,096)	—
Interest expense and other, net	(6,902)	(12,769)

Total other income, net	2,568	35,008

Income from continuing operations before taxes	33,836	45,156
Income tax expense	9,144	24,606

Income from continuing operations	24,692	20,550

Income from discontinued operations before taxes	1,602	1,285
Income tax benefit on discontinued operations	—	(836)

Income from discontinued operations	1,602	2,121

Net income	$26,294	$22,671

Basic earnings per share:
Income from continuing operations	$0.07	$0.06

Net income per share	$0.08	$0.06

Diluted earnings per share:
Income from continuing operations	$0.07	$0.06

Net income per share	$0.08	$0.06

Weighted-average shares outstanding — basic	344,429	351,957
Weighted-average shares outstanding — diluted	345,543	353,660

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Six months ended
	April 30, 2009	April 30, 2008
	(unaudited)
Cash flows from operating activities
Net income	$26,294	$22,671
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	13,722	17,777
Depreciation and amortization	21,473	18,847
Change in accounts receivable allowances	341	671
Utilization of previously reserved acquired net operating losses	—	5,025
Gain on discontinued operations, before taxes	(1,602)	(1,180)
Gain on sale of subsidiaries	(16)	—
Impairment of investments	3,096	—
Gain on sale of previously impaired long-term investments	—	(250)
Gain on debenture repurchases	(68)	(405)
Purchased in-process research and development	—	2,700
Changes in current assets and liabilities, excluding the effect of acquisitions and dispositions:
Receivables	63,319	33,983
Prepaid expenses	2,338	(2,055)
Other current assets	7,436	4,846
Deferred income taxes	8,984	(12,326)
Accounts payable	(11,780)	(5,874)
Accrued liabilities	(73,357)	(57,137)
Deferred revenue	(73,635)	(74,734)

Net cash used in operating activities	(13,455)	(47,441)

Cash flows from investing activities
Purchases of property, plant and equipment	(6,582)	(16,322)
Purchases of short-term investments	(147,849)	(282,003)
Maturities of short-term investments	25,507	99,274
Sales of short-term investments	132,762	508,169
Proceeds from sales of and distributions from long-term investments	1,736	14,523
Cash paid for acquisitions, net of cash acquired	(48,472)	(220,473)
Net cash proceeds (distributions) from sale of discontinued operations	1,036	(909)
Change in restricted cash	(260)	(52,124)
Other	1,374	2,227

Net cash (used in) provided by investing activities	(40,748)	52,362

Cash flows from financing activities
Issuances of common stock	1,152	10,252
Debenture repurchases	(3,869)	(115,589)
Debt repayment	(378)	—
Excess tax benefits from stock-based compensation	(2,788)	23,995

Net cash used in financing activities	(5,883)	(81,342)

Decrease in cash and cash equivalents	(60,086)	(76,421)
Cash and cash equivalents — beginning of period	680,034	1,079,819

Cash and cash equivalents — end of period	$619,948	$1,003,398

The accompanying notes are an integral part of these consolidated financial statements.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. Quarterly Financial Statements

The interim consolidated financial statements as of April 30, 2009 and for the three and six months ended April 30, 2009 and 2008 were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. The accompanying financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of our financial condition and results of operations as of and for the interim periods presented. The interim operating results are not necessarily indicative of the results for a full year.

Reclassifications

Certain amounts reported in prior periods have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on net income.

Revenue Recognition

Historically, we sold software licenses individually as well as combined with other products (multi-element arrangements), allowing us to determine vendor-specific objective evidence (“VSOE”) of fair value for substantially all software license products. Accordingly, when we sold multi-element arrangements we used the relative fair value, or proportional, revenue accounting method to allocate the value of multi-element arrangements proportionally to the software license and other components.

At the start of fiscal 2009, we made a sales program change requiring all customers to initially purchase maintenance with licenses, which is common industry practice. As a result of eliminating stand-alone software license sales, VSOE of fair value for software licenses no longer exists. Accordingly, beginning in the first quarter of fiscal 2009, the residual method under Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” is now used to allocate the value of multi-element arrangements to the various components, which is also common industry practice. Under the residual method, each undelivered element (typically maintenance) is allocated value based on Novell-specific objective evidence of fair value for that element and the remainder of the total arrangement fee is allocated to the delivered element, typically the software. This method results in discounts being allocated to the software license rather than spread proportionately over all elements. Therefore, when a discount exists, less revenue is recognized at the time of sale under the residual method than under the relative fair value method, which we used prior to fiscal 2009. We believe that the change to the residual method did not materially impact revenue in either the second quarter or the first six months of fiscal 2009.

B. Acquisitions

Fortefi

On February 10, 2009, we acquired certain assets of Fortefi Ltd., a United Kingdom-based company, and Fortefi Corporation, a Delaware corporation (collectively referred to as “Fortefi”). Fortefi is a supplier of an identity management solution that controls “super user” access rights. Fortefi was a small operation whose revenues, net operating results, assets and liabilities were immaterial to us. The purchase price consisted of $3.0 million in cash, plus merger and transaction costs of $0.1 million. Of the $3.1 million purchase price, $2.2 million was allocated to goodwill, $0.7 million was allocated to developed technology and $0.2 million was allocated to customer relationships.

Goodwill from the acquisition resulted from our belief that the products developed by Fortefi that control “super user” access rights are a valuable addition to our Identity and Security Management offerings. We believe these products will help us remain competitive in the Identity and Security Management market and increase our Identity and Security Management revenue. The goodwill from the Fortefi acquisition was allocated to our Identity and Security Management product business unit segment and is tax-deductible.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

B. Acquisitions (Continued)

Managed Objects

On November 13, 2008, we acquired 100% of the outstanding stock of Managed Object Solutions, Inc. (“Managed Objects”), a supplier of business service management solutions, through a merger of Managed Objects into a wholly-owned subsidiary of Novell. The purchase price, consisting of $46.3 million in cash, plus merger and transaction costs of $1.1 million, was allocated as follows:

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

If the Managed Objects acquisition had occurred on November 1, 2008 and on November 1, 2007, our unaudited pro forma results of operations would have been as follows:

	Three months ended		Six months ended
(In thousands, except per share data)	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Net revenue	$215,595	$241,107	$430,915	$478,584
Net income	15,617	4,264	25,435	19,840
Net income per diluted share	$0.05	$0.01	$0.07	$0.06

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

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

C. Divestitures (Continued)

Salmon

On March 12, 2007, we sold our shares in our wholly-owned Salmon subsidiary to Okam Limited, a U.K. Limited Holding Company, for $4.9 million, which has been received, plus an additional contingent payment of £2.0 million (approximately $3.1 million) to be received if Salmon meets certain cumulative future revenue targets by the end of our fiscal 2009. Of the $4.9 million initial sales proceeds, $2.9 million was received at the time of sale and the remaining $2.0 million was received during the second quarter of fiscal 2008. With respect to the approximate $3.1 million contingent payments, during fiscal 2008, we received $1.2 million of the contingent amount and during the first quarter of fiscal 2009, we received an additional contingent cash payment of $1.0 million. In the second quarter of fiscal 2009, we earned another $0.6 million which will be paid to us in December 2009, leaving approximately $0.3 million of the contingent amount which we could earn in the future.

The cumulative recognized gain on the sale of Salmon is as follows:

(In thousands)
Gain before income taxes recognized in fiscal 2007	$628
Contingent cash payment received in fiscal 2008	1,223
Contingent cash payment received in the first quarter of fiscal 2009	1,036
Contingent payment earned in the second quarter of fiscal 2009	566

Total gain recognized to date	$3,453

The results of discontinued operations (CTP Switzerland and Salmon) are as follows:

	Three months ended		Six months ended
(In thousands)	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
CTP Switzerland net revenue	$—	$—	$—	$6,566

CTP Switzerland income before taxes	$—	$—	$—	$105
CTP Switzerland gain on sale	—	—	—	1,180
Gain on Salmon contingent payment	566	—	1,602	—

Income from discontinued operations before taxes	566	—	1,602	1,285
Income tax benefit on discontinued operations	—	—	—	(836)

Income from discontinued operations	$566	$—	$1,602	$2,121

The net cash proceeds (distributions) from the sale of discontinued operations (CTP Switzerland and Salmon) are as follows:

	Six months ended
(In thousands)	April 30, 2009	April, 30 2008
CTP Switzerland net cash distribution on sale	$—	$(2,917)
Receipt of Salmon receivable	—	2,008
Salmon contingent cash receipt	1,036	—

Net cash proceeds (distributions) from sale of discontinued operations	$1,036	$(909)

Sale of Subsidiaries

Our sale of subsidiaries includes the divestitures of our Chile subsidiary in fiscal 2009 and our Mexico subsidiary and our Argentina subsidiary in fiscal 2008.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

C. Divestitures (Continued)

Chile subsidiary

During the second quarter of fiscal 2009, we sold our Chile subsidiary to the same Latin American distribution partner that purchased our Mexico and Argentina subsidiaries. Our Chile subsidiary was a very small operation with an immaterial net book value, and was sold for an insubstantial amount. The loss recorded on this sale was $0.1 million and is shown as a component of the line item “Gain (loss) on sale of subsidiaries” on our consolidated statements of operations. We will continue to sell products to customers in Chile through the distribution partner. Accordingly, we will have continuing cash flows from this business and have not presented Chile as a discontinued operation in our consolidated statements of operations.

Mexico and Argentina subsidiaries

During fiscal 2008, we sold our Mexico and our Argentina subsidiaries to one of our Latin American distribution partners. During the first quarter of fiscal 2009, we reached final settlement related to working capital adjustments on the sale of the Mexico subsidiary. This resulted in a non-cash gain of $0.2 million. During the second quarter of fiscal 2009, we reached final settlement related to working capital adjustments on the sale of the Argentina subsidiary. This resulted in a non-cash loss of $0.1 million. These gains and losses are shown as a component of the line item “Gain (loss) on sale of subsidiaries” on our consolidated statements of operations.

The cumulative recognized loss on the sale of our subsidiaries is as follows:

(In thousands)	Mexico	Argentina	Chile	Total
Loss before income taxes recognized in fiscal 2008	$(3,065)	$(629)	$—	$(3,694)
Gain (loss) before income taxes recognized in fiscal 2009	200	(72)	(112)	16

Total loss recognized to date	$(2,865)	$(701)	$(112)	$(3,678)

D. Cash, Cash Equivalents, and Short-Term Investments

We consider all investments with an initial term to maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are diversified and: 1) mature greater than 3 months but within the next 12 months; 2) have characteristics of short-term investments; or 3) are available to be used for current operating activities, even if some maturities may extend beyond one year.

All marketable debt and equity securities that are included in short-term investments are considered available-for-sale and are carried at fair value. We have only acquired investment grade securities. Temporary increases or decreases in fair value are recorded as unrealized gains or losses in the “Accumulated other comprehensive loss” line item in our consolidated balance sheets. Other-than-temporary declines in fair value are recorded in the “Impairment of investments” line item in the consolidated statements of operations. Fair values are based on quoted market prices.

As of April 30, 2009, $6.1 million of our short-term investments are invested in equity securities designated for deferred compensation payments. These funds are paid out as requested by participants in the Novell, Inc. Deferred Compensation Plan upon termination of such participants.

As of April 30, 2009, contractual maturities of our short-term investments were:

(In thousands)	Cost	Fair Value
Less than one year	$56,628	$57,457
Due in one to two years	154,800	157,975
Due in two to three years	97,837	99,498
Due in more than three years	49,278	50,373
No contractual maturity	21,634	19,515

Total short-term investments	$380,177	$384,818

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

D. Cash, Cash Equivalents, and Short-Term Investments (Continued)

When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in the “Investment income” line item in the consolidated statements of operations. Realized gains and losses on short-term investments were as follows:

	Three months ended		Six months ended
(In thousands)	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Realized gains	$1,039	$9,373	$2,081	$10,504
Realized losses	$264	$193	$1,277	$307

Our net unrealized gains and losses related to our short-term investments were as follows:

(In thousands)	April 30, 2009	October 31, 2008
Gross unrealized gains	$7,214	$3,255
Gross unrealized losses	(2,573)	(6,039)

Net unrealized gains (losses)	$4,641	$(2,784)

We did not record any impairment losses on short-term investments during the first six months of fiscal 2009 and 2008, as we considered the unrealized losses to be temporary. We have the ability and intent to hold these investments until a recovery of fair value, which may be at maturity.

E. Long-Term Investments

At April 30, 2009 and October 31, 2008, all of our auction-rate securities (“ARSs”) are classified as long-term investments on our consolidated balance sheets. Contractual maturities for these ARSs are greater than 15 years with an interest reset date every 28 to 90 days. With the liquidity issues experienced in the global credit and capital markets, our ARSs have experienced multiple failed auctions.

We estimated the fair value of these ARSs using a discounted cash flow analysis that considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of the expected future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) consideration of the time horizon for the market value of each security to return to its original cost. We estimated that the fair market value of these securities at April 30, 2009 and October 31, 2008 was $8.0 million and $11.1 million, respectively. Prior to the other-than-temporary impairment charges, the original cost of these ARSs was $39.8 million.

During the second quarter and first six months of fiscal 2009, we recorded other-than-temporary impairment charges of $1.4 million and $3.1 million, respectively. We also reversed $0.2 million in unrealized gains initially recorded in the first quarter of fiscal 2009. The other-than-temporary impairment charges are based on our assessment that it is likely that the continuing decline in fair value of our ARSs will not fully recover in the foreseeable future, given a combination of factors, including the duration, severity and continued declining trend of the fair value of these securities as well as a deterioration in some of the securities’ credit ratings. The other-than-temporary impairment charge of $3.1 million recorded during the first six months of fiscal 2009 is in addition to the $28.7 million of other-than-temporary impairment charges that were recorded during fiscal 2008.

The fair value of the ARSs could change in the future and we may be required to record additional other-than-temporary impairment charges if there are further reductions in fair value in future periods.

During fiscal 2008, our holdings in an enhanced liquidity fund were frozen due to liquidity issues. We believe that the underlying securities are not impaired if held to maturity. As the underlying securities mature, the fund manager is distributing the cash on a pro rata basis to the fund’s shareholders. No distributions were received during the second quarter of fiscal 2009. During the first six months of fiscal 2009, we received $6.7 million. As of April 30, 2009, the balance of this investment is $15.6 million. As of April 30, 2009, we anticipate that $13.4 million of this balance will be distributed during the next twelve months. The remaining $2.2 million is anticipated to be distributed after April 30, 2010 and is classified as a long-term investment on our consolidated balance sheets. The

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

E. Long-Term Investments (Continued)

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

F. Fair Value Measurements

Effective November 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. SFAS 157-2”), which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Accordingly, we have currently adopted the provisions of SFAS No. 157 only with respect to our financial assets and financial liabilities. This adoption of SFAS No. 157 did not impact our results of operations, but rather provided us with a framework for measuring fair value and enhanced our disclosures about fair value measurements. Likewise, our planned adoption in fiscal 2010 of the portions of SFAS No. 157 deferred by FSP No. SFAS 157-2 is not anticipated to impact our results of operations but will enhance our disclosures about fair value measurements for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.

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

Our Level 1 financial instruments are valued using quoted prices in active markets for identical instruments. Level 2 financial instruments are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments. Level 3 financial instruments are valued using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our Level 3 assets consist of our ARSs.

The following table summarizes the composition and fair value hierarchy of our financial assets as of April 30, 2009:

	Total as of April 30, 2009	Fair Value Measurements Using
(In thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$384,818	$371,387	$13,431	$—
Long-term investments	10,140	—	2,173	7,967

Total	$394,958	$371,387	$15,604	$7,967

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

F. Fair Value Measurements (Continued)

The following table summarizes the composition and fair value hierarchy of our financial assets as of October 31, 2008:

	Total as of October 31, 2008	Fair Value Measurements Using
(In thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$387,813	$369,417	$18,396	$—
Long-term investments	14,972	—	3,909	11,063

Total	$402,785	$369,417	$22,305	$11,063

The following table summarizes the change in composition and fair value hierarchy of our Level 3 financial assets for the first six months of fiscal 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Long-term Investments
Beginning balance as of October 31, 2008	$ 11,063
Total loss included in earnings	(3,096)

Ending balance as of April 30, 2009	$ 7,967

G. Derivative Instruments and Hedging Activities

To protect against reductions in value caused by changes in foreign currency exchange rates, we have an existing hedging program where we hedge currency risks of some of our assets and liabilities denominated in foreign currencies. We do this by entering into one-month foreign currency forward contracts. We do not currently hedge currency risks related to revenue or expenses denominated in foreign currencies.

We enter into these one-month hedging contracts two business days before the end of each month and settle them two business days before the end of the following month. We do not account for any derivatives as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, rather, we record the impact of any gains or losses on our hedging program in the consolidated statements of operations.

The net notional amount of foreign currency exchange contracts hedging foreign currency transactions was $57.3 million and $33.7 million at April 30, 2009 and October 31, 2008, respectively. The fair values of these contracts were immaterial at both April 30, 2009 and October 31, 2008.

The following table shows the gains and losses recognized during the second quarter and first six months of fiscal 2009 related to our derivative contracts. This table does not take into consideration the corresponding gain (loss) from the hedged balance sheet items:

	Location of gain (loss) recognized in consolidated statements of operations	Amount of gain (loss) recognized in income
(In thousands)		Three months ended April 30, 2009	Six months ended April 30, 2009
Foreign currency exchange contracts	Interest expense and other, net	$2,408	$(1,880)

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

H. Goodwill and Intangible Assets

Goodwill

Goodwill allocated to our business unit segments as of April 30, 2009 is as follows:

(In thousands)	Open Platform Solutions	Identity and Security Management	Systems and Resource Management	Workgroup	Total
Balance as of October 31, 2008	$69,258	$79,766	$283,435	$149,658	$582,117
Managed Objects acquisition	—	—	35,176	—	35,176
Fortefi acquisition	—	2,222	—	—	2,222
Impact of foreign currency translation	—	—	229	—	229

Balance as of April 30, 2009	$69,258	$81,988	$318,840	$149,658	$619,744

Intangible Assets

The following is a summary of intangible assets:

	April 30, 2009			October 31, 2008			Asset Lives
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Developed technology	$59,210	$(40,901)	$18,309	$52,769	$(35,410)	$17,359	3 years
Trademarks/trade names	25,631	(835)	24,796	25,631	(666)	24,965	3 years or Indefinite
Customer relationships	35,142	(23,855)	11,287	31,911	(20,915)	10,996	3 years
Internal use software	5,057	(5,057)	—	5,057	(5,057)	—	3 years

Total intangible assets	$125,040	$(70,648)	$54,392	$115,368	$(62,048)	$53,320

Amortization of intangible assets for the second quarters of fiscal 2009 and 2008 was $4.3 million and $2.4 million, respectively. Amortization of intangible assets for the first six months of fiscal 2009 and 2008 was $8.6 million and $3.9 million, respectively. Amortization of existing intangibles is estimated to be approximately $7.7 million for the remainder of fiscal 2009, $14.2 million in fiscal 2010, $7.7 million in fiscal 2011, and $0.6 million in fiscal 2012, with nothing thereafter. See Note B, “Acquisitions,” for details about the increase in intangible assets from our Managed Objects and Fortefi acquisitions during the first six months of fiscal 2009.

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of August 1. In addition, we evaluate the recoverability of our goodwill and all our intangible assets if events or changes in circumstances warrant, such as a material adverse change in the business.

I. Income Taxes

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the second quarter and first six months of fiscal 2009, we provided $2.8 million and $9.1 million, respectively, for income tax expense on continuing operations. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items). Due to the utilization of a significant amount of our net operating loss carryforwards in previous years, the majority of future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), in fiscal 2006, we elected to follow the tax ordering laws to determine the sequence in which deductions, net operating loss carryforwards, and tax credits are utilized. There were no significant adjustments to additional paid-in capital as a result of tax benefits relating to stock options for current year exercises. During the second quarter of fiscal 2009, a tax benefit of $2.8 million was recorded related to the resolution of prior year tax filings.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

I. Income Taxes (Continued)

Income Tax Expense

The effective tax rate for the second quarter and first six months of fiscal 2009 differs from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, differences between the book and tax treatment of certain income items on which a valuation allowance has been recorded, and the jurisdictional mix of the earnings. The effective tax rate on continuing operations for the second quarter of fiscal 2009 was 16% compared to an effective tax rate of 70% for the prior year period. The effective tax rate on continuing operations for the first six months of fiscal 2009 was 27% compared to an effective tax rate of 54% for the prior year period. The decrease in the effective tax rate on continuing operations for the second quarter and first six months of fiscal 2009 compared to the respective prior year periods relates primarily to differences between book and tax income that increased fiscal 2008 tax income and necessitated in fiscal 2008 the use of acquired and equity compensation-based net operating losses, which reduced goodwill and additional paid-in capital on the balance sheet rather than reducing income tax expense.

Valuation Allowance

In accordance with determinations made pursuant to the applicable accounting standards, we continue to believe, based on all available evidence, that it is more likely than not that most of our remaining U.S. net deferred tax assets will not be realized. As a result, we have provided a valuation allowance on those U.S. net deferred tax assets. In reaching this determination, we evaluated our three-year cumulative results, pre-tax losses in recent quarters, as well as the impacts that current economic conditions may have on our future results. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in capital. It is reasonably possible that we could reduce a significant portion of our valuation allowance in the near-term.

Income Tax Reserves

As of April 30, 2009, we had reserves for unrecognized tax benefits totaling $35.7 million, excluding interest, of which $28.3 million would favorably impact the effective tax rate if recognized. As of October 31, 2008, we had reserves for unrecognized tax benefits totaling $49.9 million. The $14.2 million decrease in reserves for unrecognized tax benefits during the first six months of fiscal 2009 relates primarily to the release of reserves which were effectively settled during the fiscal quarter.

During the second quarter of fiscal 2009, we accrued approximately $0.4 million in interest related to unrecognized tax benefits. During the first six months of fiscal 2009, we accrued approximately $1.0 million in interest related to unrecognized tax benefits. We had $8.4 million and $7.4 million accrued for the payment of interest related to unrecognized tax benefits as of April 30, 2009 and October 31, 2008, respectively.

As of April 30, 2009, we have recorded a $35.6 million liability for unrecognized tax benefits and related interest in the line item “Other long-term liabilities” on our consolidated balance sheet. We have also recorded $1.1 million of unrecognized tax benefits in the line item “Income taxes payable” on our consolidated balance sheet.

The difference between the total unrecognized tax benefits and those affecting the effective tax rate is due to certain unrecognized tax benefits that would have a full valuation allowance if recognized. As of April 30, 2009, we believe it is reasonably possible that $1.1 million of unrecognized tax benefits plus accrued interest will decrease within the next 12 months as the result of statutes of limitations expiring in various jurisdictions. We do not believe that the favorable $1.1 million decrease in unrecognized tax benefits would significantly impact the effective tax rate in any single period.

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

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

J. Restructuring and Merger Liabilities

Restructuring Liabilities

During the first six months of fiscal 2009, we recorded net restructuring expenses of $15.3 million. This was comprised of $14.4 million for fiscal 2009 restructuring actions and $0.9 million in additions to accruals for changes in estimates related to prior period restructuring activities. During the second quarter of fiscal 2009, we recorded net restructuring expenses of $7.2 million.

The restructuring actions undertaken during the second quarter and first six months of fiscal 2009 are primarily a completion of the restructuring plan that we began during the fourth quarter of fiscal 2006. The restructuring plan is related to our strategy to implement a comprehensive transformation of our business and to achieve competitive operating margins. During the second quarter of fiscal 2009, we reduced our headcount by an additional 87 employees, bringing our total headcount reductions from restructuring activities to 150 employees for the first six months of fiscal 2009. The 150 headcount reductions during the first six months of fiscal 2009 were comprised of: 68 product development employees, 36 technical support employees, 13 general and administrative employees, 18 sales and marketing employees, 11 consulting employees and four operations employees. At April 30, 2009, our total headcount was approximately 3,900. We also vacated several facilities and recorded charges for lease exit costs.

Our restructuring activities in prior periods are disclosed in detail in our Annual Report on Form 10-K for fiscal 2008. The following table summarizes the restructuring reserve balance as of April 30, 2009 and activity during the first six months of fiscal 2009:

(In thousands)	Fiscal 2009	Fiscal 2008	Fiscal 2007	Prior to Fiscal 2006	Total
Balance as of October 31, 2008:
Workforce reductions	$—	$14,727	$147	$17	$14,891
Excess facilities, property and equipment	—	1,238	1,199	3,013	5,450
Other restructuring-related costs	—	229	—	—	229

Total restructuring reserve balance	—	16,194	1,346	3,030	20,570

Original charge/adjustments:
Workforce reductions	10,118	467	(106)	(17)	10,462
Excess facilities, property and equipment	4,274	310	192	47	4,823
Other restructuring-related costs	—	(12)	—	—	(12)

Total original charge/adjustments	14,392	765	86	30	15,273

Payments:
Workforce reductions	(4,768)	(13,506)	(41)	—	(18,315)
Excess facilities, property and equipment	(1,406)	(585)	(442)	(1,326)	(3,759)
Other restructuring-related costs	—	(217)	—	—	(217)

Total payments	(6,174)	(14,308)	(483)	(1,326)	(22,291)

Balance as of April 30, 2009:
Workforce reductions	5,350	1,688	—	—	7,038
Excess facilities, property and equipment	2,868	963	949	1,734	6,514
Other restructuring-related costs	—	—	—	—	—

Total restructuring reserve balance	$8,218	$2,651	$949	$1,734	$13,552

The net adjustments increasing the restructuring reserves during the first six months of fiscal 2009 by $0.9 million related to changes in prior fiscal year estimates for various severance and related benefits and facility reserves. These adjustments are reflected in the table above for the respective fiscal year.

As of April 30, 2009, the remaining unpaid restructuring balances include accrued liabilities related to severance and other benefits, which will primarily be paid over the next twelve months, and lease costs for redundant facilities, which will be paid over the respective remaining contract terms, the longest of which extends to 2014.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

J. Restructuring and Merger Liabilities (Continued)

Merger Liabilities

The following table summarizes the merger liabilities balance and activity associated with our acquisitions, including transaction costs, during the first six months of fiscal 2009:

(In thousands)	Balance at October 31, 2008	Additions from Acquisitions	Payments/ Adjustments	Balance at April 30, 2009
Facilities related	$10,355	$145	$(1,149)	$9,351
Employee related	170	—	(170)	—
Other	93	988	(899)	182

Total merger liabilities	$10,618	$1,133	$(2,218)	$9,533

The additions from acquisitions relate to the Managed Objects and Fortefi acquisitions (See Note B, “Acquisitions”). As of April 30, 2009, the remaining unpaid merger liability balances include accrued liabilities related to lease costs for redundant facilities, which will be paid over the respective remaining contract terms, the longest of which extends to 2025, and professional fees, which will be paid over the next twelve months.

K. Senior Convertible Debentures

During the first six months of fiscal 2009, we made total cash payments for interest of $0.3 million related to the 0.5% senior convertible debentures due 2024 (“Debentures”). During the second quarters of fiscal 2009 and 2008, we incurred interest expense, including the amortization of deferred financing costs related to the Debentures, of $1.1 million and $5.5 million, respectively. During the first six months of fiscal 2009 and 2008, we incurred interest expense, including the amortization of deferred financing costs related to the Debentures, of $2.3 million and $11.1 million, respectively.

During fiscal 2008, we received authorization from our Board of Directors to repurchase, from time to time, up to $600 million face value of the Debentures in such quantities, at such prices, and in such manner as may be directed by our management. During the first six months of fiscal 2009, we purchased and retired $4.0 million face value of the Debentures for total cash consideration of $3.9 million, including less than $0.1 million of accrued interest. The portions of the unamortized debt issuance costs and prepaid interest related to the Debentures that were repurchased were written off resulting in a gain of $0.1 million during the first six months of fiscal 2009. This gain is shown as a component of the line item “Interest expense and other, net” in our consolidated statements of operations.

Holders of the Debentures may require us to repurchase all or a portion of their Debentures on July 15, 2009. As a result, the outstanding balance of the Debentures and related deferred financing costs are classified as a current liability and asset, respectively, on our consolidated balance sheets.

L. Legal Proceedings

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

On January 20, 2004, the SCO Group, Inc. (“SCO”) filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. Upon our motion, the action was removed to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. Our answer set forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. On February 3, 2006, SCO filed a Second Amended Complaint alleging that we had violated supposed non-competition provisions of the agreement under which we sold certain UNIX-related assets to SCO, that we infringed SCO’s copyrights, and that we are engaging in unfair competition by attempting to deprive SCO of the value of the UNIX technology. SCO sought to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and to cause us to pay actual, special and punitive damages in an amount to be proven at trial. As a result of SCO’s Second Amended Complaint, our wholly-owned subsidiary, SUSE Linux AG (“SUSE”), filed a demand for arbitration before the International Court of Arbitration in Zurich, Switzerland, pursuant to a “UnitedLinux Agreement” in which SCO and SUSE were parties. On August 10, 2007, the U.S. District Court Judge issued a Memorandum Decision and Order that granted us summary judgment against SCO on significant issues in the litigation. The District Court determined that we own the UNIX copyrights and dismissed certain of SCO’s claims against us. On September 14, 2007, SCO filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On July 16, 2008, the U.S. District Court issued Findings of Fact and Conclusions of Law wherein the Court determined that SCO did not have authority to enter into the 2003 Sun Microsystems, Inc. agreement and owed us $2.5 million plus prejudgment interest. The Court further concluded that SCO’s licenses to Microsoft and other “SCOsource licensees” included an “incidental” license to Unix SVRX code and therefore we were not entitled to any proceeds from such licenses. On November 20, 2008, the U.S. District Court entered Final Judgment dismissing SCO’s remaining claims against us and awarded us $3.5 million. On November 25, 2008, SCO filed a Notice of Appeal from that decision to the Tenth Circuit Court of Appeals and on May 6, 2009, the case was argued before the Court of Appeals. We are currently awaiting a decision from the Court of Appeals. Of the total judgment amount, $0.6 million will be treated as constructive trust funds and placed in an escrow account pending the outcome of SCO’s appeal from the final judgment, while the remaining $2.9 million is a disputed unsecured claim in the SCO bankruptcy case. As for the SUSE arbitration proceeding, hearings before the International Court have been stayed by the court in the SCO bankruptcy case. Although there can be no assurance as to the ultimate disposition of the suit, we do not believe that the resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

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

On September 29, 2008, we received a demand letter from Bank of Montreal’s legal counsel demanding that we refund certain license fees and costs incurred by Bank of Montreal in connection with a consulting services agreement between the bank and Senforce Technologies Inc. (“Senforce”), a company that we acquired in fiscal 2007. As a result of the Bank’s demands and pursuant to the terms of the Senforce acquisition agreement, we asserted a claim against certain escrowed funds. We accrued $0.6 million for this matter. During the second quarter of fiscal 2009, we reached final settlement with the Bank and the former Senforce shareholders who were to receive the escrow payments, and distributions were made for the amounts accrued.

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

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

M. Income Per Share From Continuing Operations

The following tables reconcile the numerators and denominators of the income per share from continuing operations calculation for the second quarters and first six months of fiscal 2009 and 2008:

	Three months ended
(In thousands, except per share data)	April 30, 2009	April 30, 2008
Basic income per share from continuing operations computation:
Income from continuing operations	$15,051	$5,866

Weighted-average common shares outstanding, excluding unvested restricted stock	344,881	352,785

Basic income per share from continuing operations	$0.04	$0.02

Diluted income per share from continuing operations computation:
Income from continuing operations	$15,051	$5,866

Weighted-average common shares outstanding, excluding unvested restricted stock	344,881	352,785
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	958	1,502

Total adjusted weighted-average common shares	345,839	354,287

Diluted income per share from continuing operations	$0.04	$0.02

In the calculation of diluted earnings per share for the second quarters of fiscal 2009 and 2008, 10.6 million and 50.8 million shares, respectively, of common stock attributable to the assumed conversion of the Debentures were excluded as their effect would have been anti-dilutive.

Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out-of-the-money”) were also excluded from the calculation of diluted earnings per share for the second quarters of fiscal 2009 and 2008 as their effect would have been anti-dilutive. Out-of-the-money options for the second quarters of fiscal 2009 and 2008 totaled 24.1 million shares and 15.3 million shares, respectively.

	Six months ended
(In thousands, except per share data)	April 30, 2009	April 30, 2008
Basic income per share from continuing operations computation:
Income from continuing operations	$24,692	$20,550

Weighted-average common shares outstanding, excluding unvested restricted stock	344,429	351,957

Basic income per share from continuing operations	$0.07	$0.06

Diluted income per share from continuing operations computation:
Income from continuing operations	$24,692	$20,550

Weighted-average common shares outstanding, excluding unvested restricted stock	344,429	351,957
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	1,114	1,703

Total adjusted weighted-average common shares	345,543	353,660

Diluted income per share from continuing operations	$0.07	$0.06

In the calculation of diluted earnings per share for the first six months of fiscal 2009 and 2008, 10.7 million and 51.4 million shares, respectively, of common stock attributable to the assumed conversion of the Debentures were excluded as their effect would have been anti-dilutive.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

M. Income Per Share From Continuing Operations (Continued)

Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out-of-the-money”) were also excluded from the calculation of diluted earnings per share for the first six months of fiscal 2009 and 2008 as their effect would have been anti-dilutive. Out-of-the-money options for the first six months of fiscal 2009 and 2008 totaled 23.3 million shares and 16.2 million shares, respectively.

N. Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three months ended		Six months ended
(In thousands)	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Net income	$15,617	$5,866	$26,294	$22,671
Change in net unrealized gain (loss) on investments	1,130	(12,826)	7,425	(5,999)
Change in cumulative translation adjustments	2,011	4,025	(5,383)	(960)
Change in unrecognized pension costs	110	85	180	120

Comprehensive income (loss)	$18,868	$(2,850)	$28,516	$15,832

Our accumulated other comprehensive loss is comprised of the following:

(In thousands)	April 30, 2009	October 31, 2008
Net unrealized gain (loss) on investments	$4,641	$(2,784)
Unrecognized pension costs	3,823	3,643
Cumulative translation adjustment	(23,371)	(17,988)

Total accumulated other comprehensive loss	$(14,907)	$(17,129)

O. Stock-Based Compensation

At the annual stockholders’ meeting on April 6, 2009, our stockholders approved the Novell, Inc. 2009 Omnibus Incentive Plan (“2009 Plan”). All prior plans have been suspended and no new awards can be granted under those plans; however, we continue to manage outstanding awards under those plans. Those prior plans are discussed in more detail in our fiscal 2008 Annual Report on Form 10-K (See Note T, “Stockholders’ Equity”).

The 2009 Plan, with an aggregate of 45.0 million shares of common stock initially reserved for issuance, provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, and other cash-based and stock-based awards. It also provides for the issuance of common stock equivalents (“CSEs”). For details of this plan, see Appendix A of our Definitive Proxy Statement on Schedule 14A, filed with the SEC on February 25, 2009.

It is anticipated that under the 2009 Plan we will continue the same stock-based compensation practices followed under prior plans. We generally grant nonqualified stock options and restricted stock units. Stock options are granted at the fair market value of our common stock on the date of grant (defined in the plan as the closing price on the day prior to the grant date), generally vest over 48 months, are exercisable upon vesting and expire eight years from the date of grant. Restricted stock units generally vest annually over three or four years, have an exercise price of $0.00 and are payable in common stock. CSEs may be issued to non-employee members of our Board of Directors who elect to have all or a portion of their board retainer deferred through the purchase of CSEs. The purchase price for CSEs is equal to the fair market value of our common stock on the date of purchase (defined in the plan as the closing price on the day prior to the grant date). Participating board members who defer compensation into the award of CSEs specify the future date such CSEs will be converted into shares of our common stock.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

O. Stock-Based Compensation (Continued)

Equity-Based Awards

We made stock option and restricted stock unit grants for the following number of shares during the first six months of fiscal 2009 and 2008:

	Six months ended
(In thousands)	April 30, 2009	April 30, 2008
Stock options:
Performance-based	1,882	1,583
Time-based	2,118	1,514

Total stock options	4,000	3,097

Restricted stock units:
Performance-based	827	626
Time-based	1,716	1,385

Total restricted stock units	2,543	2,011

Stock Options

Performance-based: In the first six months of fiscal 2009 and 2008, we granted stock options to executives that will vest based on the achievement of certain revenue targets set in each applicable fiscal year beginning in the year of grant. Generally, if the targets are not met, the stock options will expire unvested.

Time-based: In the first six months of fiscal 2009 and 2008, we granted time-based stock options to executive and non-executive employees. Vesting of the options occurs over four years as follows: 25% of the grant vests on the first anniversary of the grant date; the remaining 75% of the grant vests monthly thereafter. The options expire eight years after the grant date.

Restricted Stock Units

Performance-based: In the first six months of fiscal 2009 and 2008, we granted restricted stock units to executives that will vest based on the achievement of certain profit targets set in each applicable fiscal year beginning in the year of grant. Generally, if the targets are not met, the restricted stock units will expire and will not be released.

Time-based: In the first six months of fiscal 2009 and 2008, we granted time-based restricted stock units to executive and non-executive employees. Units vest proportionally on each grant date anniversary over three or four years.

Stock-Based Compensation Expense

Our consolidated statements of operations include the following amounts of stock-based compensation expense in the respective captions:

	Three months ended		Six months ended
(In thousands)	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Cost of revenue	$671	$527	$1,583	$1,824

Sales and marketing	1,550	2,030	4,113	5,447
Product development	2,289	2,353	4,794	5,357
General and administrative	1,181	2,100	3,232	5,149

Operating expenses	5,020	6,483	12,139	15,953

Total stock-based compensation expense	$5,691	$7,010	$13,722	$17,777

Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.3 years was $64.8 million at April 30, 2009.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

O. Stock-Based Compensation (Continued)

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“ESPP”) is considered non-compensatory under SFAS No. 123(R) and, accordingly, no compensation expense has been recorded for issuances under the ESPP. Issuances of stock under the ESPP during the first six months of fiscal 2009 and 2008 totaled 0.1 million shares in each period. This plan will expire in July 2009 and will not be renewed.

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

	Three months ended
	April 30, 2009			April 30, 2008
(In thousands)	Net revenue	Gross profit	Operating income (loss)	Net revenue	Gross profit	Operating income (loss)
Open Platform Solutions	$44,112	$34,756	$21,451	$37,516	$26,702	$12,191
Identity and Security Management	38,846	27,559	18,306	46,299	24,226	12,920
Systems and Resource Management	45,354	37,522	26,562	46,769	39,356	30,503
Workgroup	87,283	73,882	65,137	105,082	87,101	77,849
Common unallocated operating costs	—	(3,406)	(113,832)	—	(2,186)	(131,796)

Total per statements of operations	$215,595	$170,313	$17,624	$235,666	$175,199	$1,667

	Six months ended
	April 30, 2009			April 30, 2008
(In thousands)	Net revenue	Gross profit	Operating income (loss)	Net revenue	Gross profit	Operating income (loss)
Open Platform Solutions	$85,574	$68,525	$40,921	$74,315	$52,491	$24,059
Identity and Security Management	76,832	52,951	35,362	93,329	52,081	29,316
Systems and Resource Management	90,757	74,789	52,490	90,108	74,847	58,176
Workgroup	177,303	149,093	131,435	208,840	173,440	155,655
Common unallocated operating costs	—	(7,071)	(228,940)	—	(4,675)	(257,058)

Total per statements of operations	$430,466	$338,287	$31,268	$466,592	$348,184	$10,148

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

Geographic Information

For the second quarters of fiscal 2009 and 2008, revenue in the United States was $108.1 million and $114.0 million, respectively. The lower revenue in the United States in the second quarter of fiscal 2009 compared to the prior year period was due to lower services revenue. Revenue from customers outside the United States was $107.5 million and $121.7 million in the second quarters of fiscal 2009 and 2008, respectively. The lower revenue outside the United States in the second quarter of fiscal 2009 compared to the prior year period was due to lower services revenue and unfavorable foreign currency exchange rates. For the second quarters of fiscal 2009 and 2008, 70% and 68%, respectively, of our revenue outside the United States was in the Europe, Middle East and Africa region. During the second quarter of fiscal 2009, revenue in Germany accounted for 10% of our net revenue. No other country outside of the United States accounted for 10% or more of our net revenue for the second quarters of fiscal 2009 or 2008. No single customer accounted for 10% or more of our total revenue for either period presented.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

P. Segment Information (Continued)

For the first six months of fiscal 2009 and 2008, revenue in the United States was $213.3 million and $223.2 million, respectively. The lower revenue in the United States in the first six months of fiscal 2009 compared to the prior year period was due to lower services revenue. Revenue from customers outside the United States was $217.2 million and $243.4 million in the first six months of fiscal 2009 and 2008, respectively. The lower revenue outside the United States in the first six months of fiscal 2009 compared to the prior year period was due to lower services revenue and unfavorable foreign currency exchange rates. For the first six months of fiscal 2009 and 2008, 70% of our revenue outside the United States was in the Europe, Middle East and Africa region. During the first six months of fiscal 2009, Germany accounted for 10% of our net revenue. No other country outside of the United States accounted for 10% or more of our net revenue for the first six months of fiscal 2009 or 2008. No single customer accounted for 10% or more of our total revenue for either period presented.

Q. Share Repurchase Program

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the second quarter or first six months of fiscal 2009. As of April 30, 2009, $33.2 million remains to be repurchased under the current Board authorization.

R. Recent Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 (our fiscal 2010). For acquisitions that close after November 1, 2009 or for any acquisition-related tax adjustments that occur after November 1, 2009, this pronouncement will impact our financial position and results of operations.

In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP No. 141(R)-1”). FSP No. 141(R)-1 was issued in response to various application issues raised in adopting SFAS No. 141(R) with respect to the measurement, accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP No. 141(R)-1 provides guidance and clarification in measuring, accounting, and disclosing acquired contingent assets and liabilities. FSP No. 141(R)-1 is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 (our fiscal 2010). For acquisitions that close after November 1, 2009 that have contingent assets or liabilities, this pronouncement will impact our financial position and results of operations.

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

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the guidance in FASB Statement No. 142, “Goodwill and Other Intangible Assets,” for estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, FSP No. 142-3 requires companies to consider their

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

R. Recent Pronouncements (Continued)

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

In April 2009, the FASB issued Staff Position FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”). FSP No. 107-1 requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Similar disclosures about the fair value of our financial instruments and their related carrying value that are currently found in our annual report on Form 10-K, will now be required in our quarterly reports on Form 10-Q. FSP No. 107-1 is effective for interim and fiscal periods ending after June 15, 2009 (our third quarter of fiscal 2009). As this pronouncement is only disclosure related, it will not have an impact on our financial position and results of operations.

In April 2009, the FASB issued FSP No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2”). FSP No. 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. FSP No. 115-2 also contains additional disclosure requirements related to debt and equity securities. Under FSP No. 115-2, impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. FSP No. 115-2 also requires the separation of the total impairment into the portion due to credit loss and the portion related to all other factors, typically considered market risks. The portion related to credit loss is recognized in earnings, while the portion related to other factors is recognized in other comprehensive income, provided there is no intention to sell the security, and recovery to amortized cost basis is more-likely-than-not prior to any sale of the security. FSP No. 115-2 is effective for interim and fiscal periods ending after June 15, 2009 (our third quarter of fiscal 2009). We are currently evaluating the impact of adoption on our financial position and results of operations.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP No. 157-4 provides additional guidance to determine when a market for a financial asset or liability is no longer active and whether a transaction is not considered orderly. If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. FSP No. 157-4 is effective for interim and fiscal periods ending after June 15, 2009 (our third quarter of fiscal 2009). This pronouncement may impact our financial position and results of operations for any of our investments that may be in an inactive or disorderly market.

In January 2009, the SEC issued its final rules requiring public companies to provide their financial statements and financial statement schedules to the SEC and their corporate websites in interactive data format using eXtensible Business Reporting Language (“XBRL”). XBRL is a standardized, machine-readable language designed to enhance the electronic communication of business information and should make business information more accessible. These rules will not change the SEC’s existing requirement to provide financial statements in the traditional format. Under these rules, we will be required to file our financial statements for the third quarter of fiscal 2010 using XBRL, in addition to our traditional filing format.

S. Subsequent Event

On May 28, 2009, we announced a strategic partnership with Affiliated Computer Services, Inc. (“ACS”) to expand our collective core technical capabilities and suite of services. As part of the strategic partnership, we will outsource the majority of our internal IT operations to ACS as part of a $135 million, five-year contract. Under the outsourcing agreement, approximately 156 of our employees will transition to ACS. ACS will also collaborate with us to enhance ACS’ global data center operations and ACS has committed to purchase at least $30 million of our products and services during the first three years of the strategic partnership.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities, beliefs, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change of expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, some of which may be similar to those of other companies of similar size in our industry, including the impact of the current economic environment, pre-tax losses, rapid technological changes, competition, limited number of suppliers, customer concentration, failure to successfully integrate acquisitions, adverse government regulations and changes to laws to which we are subject, failure to manage international activities, inability to control indirect sales activities, dependence on relationships with significant strategic partners, and loss of key individuals. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section in our Annual Report on Form 10-K for fiscal 2008 filed with the Securities and Exchange Commission (“SEC”) on December 23, 2008. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal 2008.

Overview

We develop, sell and install enterprise-quality software that is positioned in the operating systems and infrastructure software layers of the information technology (“IT”) industry. We develop and deliver Linux operating system software for the full range of computers from desktops to servers. In addition, we provide a portfolio of integrated IT management software for systems, identity and security management for both Linux and mixed-platform environments. Our 26 years of experience serving the full range of enterprise sizes, combined with the quality and flexibility of our open-platform software technology, offers customers an IT infrastructure that is responsive to the cost pressures and the expanding IT initiatives that are characteristic of today’s business environment.

In addition to our technology offerings, within each of our business unit segments we offer a worldwide network of service personnel to help our customers and third-party partners best utilize our software. We also have partnerships with application providers, hardware and software vendors, and consultants and systems integrators. In this way we can offer a full solution to our customers.

We are organized into four business unit segments, which are Open Platform Solutions, Identity and Security Management, Systems and Resource Management, and Workgroup. Below is a brief update on the revenue results for the second quarter and first six months of fiscal 2009 for each of our business unit segments:

•

Within our Open Platform Solutions business unit segment, Linux and open source products remain an important growth business. We are using our Open Platform Solutions business segment as a platform for acquiring new customers to which we can sell our other complementary cross-platform identity and management products and services. Revenue from our Linux Platform Products category within our Open Platform Solutions business unit segment increased 25% in the second quarter of fiscal 2009 compared to the prior year period. This product revenue increase was partially offset by lower services revenue of 11%, such that total revenue from our Open Platform Solutions business unit segment increased 18% in the second quarter of fiscal 2009 compared to the prior year period.

Revenue from our Linux Platform Products category within our Open Platform Solutions business unit segment increased 24% in the first six months of fiscal 2009 compared to the prior year period. This product revenue increase was partially offset by lower services revenue of 17%, such that total revenue from our Open Platform Solutions business unit segment increased 15% in the first six months of fiscal 2009 compared to the prior year period.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Overview (Continued)

•

Our Identity and Security Management business unit segment offers products that we believe deliver a complete, integrated solution in the areas of security, compliance, and governance issues. Within this segment, revenue from our Identity, Access and Compliance Management products increased 2% in the second quarter of fiscal 2009 compared to the prior year period. In addition, services revenue was lower by 45%, such that total revenue from our Identity and Security Management business unit segment decreased 16% in the second quarter of fiscal 2009 compared to the prior year period.

Revenue from our Identity, Access and Compliance Management products decreased 3% in the first six months of fiscal 2009 compared to the prior year period. In addition, services revenue was lower by 40%, such that total revenue from our Identity and Security Management business unit segment decreased 18% in the first six months of fiscal 2009 compared to the prior year period.

•

Our Systems and Resource Management business unit segment strategy is to provide a complete “desktop to data center” offering, with virtualization for both Linux and mixed-source environments. Systems and Resource Management product revenue decreased 2% in the second quarter of fiscal 2009 compared to the prior year period. In addition, services revenue was lower by 10%, such that total revenue from our Systems and Resource Management business unit segment decreased 3% in the second quarter of fiscal 2009 compared to the prior year period. In the second quarter of fiscal 2009, total business unit segment revenue was higher by 8%, compared to the prior year period, as a result of our acquisitions of Managed Object Solutions, Inc. (“Managed Objects”) which we acquired on November 13, 2008 and PlateSpin Ltd. (“PlateSpin”) which we acquired on March 26, 2008.

Systems and Resource Management product revenue increased 3% in the first six months of fiscal 2009 compared to the prior year period. The total product revenue increase was partially offset by lower services revenue of 14% in the first six months of fiscal 2009 compared to the prior year period. Total revenue from our Systems and Resource Management business unit segment increased 1% in the first six months of fiscal 2009 compared to the prior year period. In the first six months of fiscal 2009 total business unit segment revenue was higher by 12% compared to the prior year period as a result of our Managed Objects and PlateSpin acquisitions.

•

Our Workgroup business unit segment is an important source of cash flow and provides us with the potential opportunity to sell additional products and services. Our revenue from Workgroup products decreased 14% in the second quarter of fiscal 2009 compared to the prior year period. In addition, services revenue was lower by 39%, such that total revenue from our Workgroup business unit segment decreased 17% in the second quarter of fiscal 2009 compared to the prior year period.

Our revenue from Workgroup products decreased 12% in the first six months of fiscal 2009 compared to the prior year period. In addition, services revenue was lower by 39%, such that total revenue from our Workgroup business unit segment decreased 15% in the first six months of fiscal 2009 compared to the prior year period.

Our services offerings are focused on supporting product sales, not generating stand-alone revenue or profits, which is in line with our strategic initiative of focusing our services business on driving more profitable product revenue while leveraging our services capabilities internally and through third-party partners. Our prior strategy positioned our services offerings less as an enablement of software sales, and more as an independent and unrelated direct revenue initiative. We shifted our services strategy and positioning in fiscal 2008, with gradual implementation. As a result of this, we have seen a general decline in our services revenue. Total product revenue was down 3% and services revenue was down 33%, resulting in a net decrease in total revenue of 9% in the second quarter of fiscal 2009 compared to the prior year period. Foreign currency exchange rate fluctuations unfavorably impacted revenue by 3% during the second quarter of fiscal 2009 compared to the prior year period. Our Managed Objects and PlateSpin acquisitions resulted in higher revenue of 2% in the second quarter of fiscal 2009 compared to the prior year period.

In the first six months of fiscal 2009, total product revenue was down 3% and services revenue was down 32%, resulting in a net decrease in total revenue of 8% compared to the prior year period. Foreign currency exchange rate fluctuations unfavorably impacted revenue by 2% in the first six months of fiscal 2009 compared to the prior year period. Our Managed Objects and PlateSpin acquisitions resulted in higher revenue of 2% in the first six months of fiscal 2009 compared to the prior year period.

Because much of the revenue we invoice is deferred and recognized over time, we consider invoicing, or bookings, to be a key indicator of current sales performance and future revenue performance. Overall invoicing was lower in all of our business unit segments, except for the Open Platform Solutions business unit segment, for the second quarter of fiscal 2009 and lower in all of our

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Overview (Continued)

business unit segments for the first six months of fiscal 2009, compared to the respective prior year periods, largely as a result of the weak economy as customers focused on capital conservation and expense management. These factors have led to smaller or delayed projects and extended sales cycles for our customers. While we expect these trends to continue in the near term, the fundamental markets that we serve and the value we bring to those markets remain attractive. We believe that the current customer focus on reducing cost, complexity and risk is aligned with our overall value proposition. Additionally, the recent financial turmoil demands stricter requirements for regulation and audit, creating the potential for expanded opportunities for certain of our products.

During the second quarter and first six months of fiscal 2009, we recorded net restructuring expenses of $7.2 million and $15.3 million, respectively, which were primarily a completion of our restructuring plan that began in the fourth quarter of fiscal 2006. That plan was related to our strategy to implement a comprehensive transformation of our business and to achieve competitive operating margins through four main initiatives: 1) improving our sales model and sales staff specialization; 2) integrating our product development approach and balancing between on and offshore development locations; 3) improving our administrative and support functions; and 4) transforming our services business to be more efficient and product focused.

Results of Operations

Reclassifications

Certain amounts reported in prior periods have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on net income.

Revenue

We sell our software and services primarily to corporations, government entities, educational institutions, independent hardware and software vendors, resellers, and distributors, both domestically and internationally. In our consolidated statements of operations, we categorize revenue as software licenses, maintenance and subscriptions, and services. Software licenses revenue includes sales of proprietary licenses and certain royalties. Maintenance and subscriptions revenue includes product maintenance agreements, Linux subscriptions and upgrade protection contracts. Services revenue includes professional services, technical support, and training.

	Three months ended		Change	Six months ended		Change
(Dollars in thousands)	April 30, 2009	April 30, 2008		April 30, 2009	April 30, 2008
Software licenses	$30,250	$44,416	(32)%	$58,517	$84,618	(31)%
Maintenance and subscriptions	158,329	150,872	5%	317,144	300,939	5%
Services	27,016	40,378	(33)%	54,805	81,035	(32)%

Total net revenue	$215,595	$235,666	(9)%	$430,466	$466,592	(8)%

Revenue in our software licenses category decreased during the second quarter and first six months of fiscal 2009 compared to the prior year periods primarily due to the impact of the slowing economy as new business declined across all segments. This decrease was partially offset by $1.7 million and $6.4 million of additional revenue during the second quarter and first six months of fiscal 2009, respectively, from our PlateSpin and Managed Objects acquisitions.

Revenue from maintenance and subscriptions increased in the second quarter and first six months of fiscal 2009 compared to the prior year periods primarily due to increased revenue from Linux Platform Products, which increased $7.4 million, or 25%, over the second quarter of fiscal 2008, and $14.1 million, or 24%, over the first six months of fiscal 2008. Revenue from maintenance and subscriptions also benefited from our acquisitions of PlateSpin and Managed Objects, which contributed an additional $2.1 million and $4.3 million in the second quarter and first six months of fiscal 2009, respectively. In general, despite challenges posed by the current economic climate, maintenance and subscriptions revenue continued at relatively steady rates due primarily to consistent renewal rates with respect to existing software deployments.

While our services offerings are focused increasingly on supporting product sales, not generating stand-alone revenue or profits, the decline in services revenue in the second quarter and first six months of fiscal 2009 compared to the prior year periods was greater than anticipated as customers lowered their discretionary spending in response to current economic conditions.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Foreign currency exchange rate fluctuations, as measured by using prior period foreign currency exchange rates on non-U.S. dollar denominated revenue, negatively impacted total net revenue by $6.3 million, or 3%, and $9.0 million, or 2%, during the second quarter and first six months of fiscal 2009, respectively.

Net revenue in the Open Platform Solutions segment was as follows:

	Three months ended		Change	Six months ended		Change
(Dollars in thousands)	April 30, 2009	April 30, 2008		April 30, 2009	April 30, 2008
Software licenses	$31	$164	(81)%	$31	$164	(81)%
Maintenance and subscriptions	38,785	31,419	23%	75,896	62,555	21%
Services	5,296	5,933	(11)%	9,647	11,596	(17)%

Total net revenue	$44,112	$37,516	18%	$85,574	$74,315	15%

Revenue from our Open Platform Solutions segment increased in the second quarter of fiscal 2009 compared to the prior year period primarily due to Linux Platform Products, which increased by $7.4 million, or 25%. Invoicing for Linux Platform Products in the second quarter of fiscal 2009 increased 2% compared to the prior year period.

Revenue from our Open Platform Solutions segment increased in the first six months of fiscal 2009 compared to the prior year period primarily due to Linux Platform Products, which increased by $14.1 million, or 24%. Invoicing for Linux Platform Products in the first six months of fiscal 2009 decreased 20% compared to the prior year period. Because our Linux business is dependent on large deals, we experience fluctuations in our quarterly invoicing. The invoicing decrease in the first six months of 2009 reflects the results of the first quarter of fiscal 2009 when we did not sign any large deals, many of which have historically been fulfilled by SUSE Linux Enterprise Server (“SLES”) certificates delivered through Microsoft.

Net revenue in the Identity and Security Management segment was as follows:

	Three months ended		Change	Six months ended		Change
(Dollars in thousands)	April 30, 2009	April 30, 2008		April 30, 2009	April 30, 2008
Software licenses	$9,191	$11,388	(19)%	$15,158	$24,014	(37)%
Maintenance and subscriptions	21,135	19,312	9%	43,454	39,028	11%
Services	8,520	15,599	(45)%	18,220	30,287	(40)%

Total net revenue	$38,846	$46,299	(16)%	$76,832	$93,329	(18)%

Revenue from our Identity and Security Management segment decreased in the second quarter of fiscal 2009 compared to the prior year period. This decrease resulted primarily from lower software licenses revenue as well as lower services revenue, reflecting the impact of current economic conditions. Identity, Access and Compliance Management product revenue increased $0.5 million, or 2%, compared to the second quarter of fiscal 2008. Invoicing for Identity, Access and Compliance Management products decreased 7% in the second quarter of fiscal 2009 compared to the prior year period, in response to global economic declines.

Revenue from our Identity and Security Management segment decreased in the first six months of fiscal 2009 compared to the prior year period, primarily due to declining general economic conditions. Identity, Access and Compliance Management product revenue decreased $1.9 million, or 3%, compared to the first six months of fiscal 2008. Invoicing for Identity, Access and Compliance Management products decreased 12% in the first six months of fiscal 2009 compared to the prior year period.

Net revenue in the Systems and Resource Management segment was as follows:

	Three months ended		Change	Six months ended		Change
(Dollars in thousands)	April 30, 2009	April 30, 2008		April 30, 2009	April 30, 2008
Software licenses	$8,520	$11,092	(23)%	$17,656	$19,037	(7)%
Maintenance and subscriptions	31,566	29,806	6%	62,682	58,902	6%
Services	5,268	5,871	(10)%	10,419	12,169	(14)%

Total net revenue	$45,354	$46,769	(3)%	$90,757	$90,108	1%

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Revenue from our Systems and Resource Management segment decreased in the second quarter of fiscal 2009 compared to the prior year period primarily from lower revenue from our ZENworks products. This decrease was partially offset by $3.8 million of additional revenue from our PlateSpin and Managed Objects acquisitions. Invoicing for Systems and Resource Management products decreased 13% in the second quarter of fiscal 2009 compared to the prior year period, primarily due to lower invoicing from our ZENworks products, reflecting the impact of current economic conditions. PlateSpin and Managed Objects products accounted for 21% of total Systems and Resource Management invoicing in the second quarter of fiscal 2009.

Revenue from our Systems and Resource Management segment increased in the first six months of fiscal 2009 compared to the prior year period primarily from $10.7 million of additional revenue from our PlateSpin and Managed Objects acquisitions. This increase was partially offset by lower revenue from our ZENworks products for the first six months of fiscal 2009 compared to the prior year period. Invoicing for Systems and Resource Management products decreased 2% in the first six months of fiscal 2009 compared to the prior year period, primarily due to lower invoicing from our ZENworks products. PlateSpin and Managed Objects products accounted for 26% of total Systems and Resource Management invoicing in the first six months of fiscal 2009.

Net revenue in the Workgroup segment was as follows:

	Three months ended		Change	Six months ended		Change
(Dollars in thousands)	April 30, 2009	April 30, 2008		April 30, 2009	April 30, 2008
Software licenses	$12,508	$21,772	(43)%	$25,672	$41,403	(38)%
Maintenance and subscriptions	66,843	70,335	(5)%	135,112	140,454	(4)%
Services	7,932	12,975	(39)%	16,519	26,983	(39)%

Total net revenue	$87,283	$105,082	(17)%	$177,303	$208,840	(15)%

Revenue from our Workgroup segment decreased in the second quarter of fiscal 2009 compared to the prior year period primarily from lower combined OES and NetWare-related product revenue of $6.4 million, lower services revenue of $5.0 million and lower Collaboration product revenue of $3.9 million. Invoicing for the combined OES and NetWare-related products decreased 28% in the second quarter of fiscal 2009 compared to the prior year period. Product invoicing for the Workgroup segment decreased 24% in the second quarter of fiscal 2009 compared to the prior year period.

Revenue from our Workgroup segment decreased in the first six months of fiscal 2009 compared to the prior year period primarily from lower combined OES and NetWare-related revenue of $13.7 million, lower services revenue of $10.5 million and lower Collaboration product revenue of $6.3 million. Invoicing for the combined OES and NetWare-related products decreased 25% in the first six months of fiscal 2009 compared to the prior year period. Product invoicing for the Workgroup segment decreased 21% in the first six months of fiscal 2009 compared to the prior year period.

Deferred Revenue

We had total deferred revenue of $659.4 million as of April 30, 2009 compared to $701.6 million and $730.1 million at April 30, 2008 and October 31, 2008, respectively. Deferred revenue represents revenue that is expected to be recognized in future periods under maintenance contracts and subscriptions that are recognized ratably over the related contract periods, typically one to three years. Deferred revenue related to our agreements with Microsoft is recognized ratably over various related service periods, which can extend up to five years. The decrease in total deferred revenue of $70.7 million compared to October 31, 2008 is primarily attributable to lower invoicing during the first six months of fiscal 2009, partially offset by the receipt of $25.0 million from Microsoft for the first payment under an August 2008 agreement with Microsoft to purchase additional SLES certificates (See the subsection entitled, “Microsoft Agreements–Related Revenue” of Note B, “Summary of Significant Accounting Policies” in our fiscal 2008 Annual Report on Form 10-K for more details on the 2006 Microsoft agreement).

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Gross Profit

	Three months ended		Change	Six months ended		Change
(Dollars in thousands)	April 30, 2009	April 30, 2008		April 30, 2009	April 30, 2008
Software licenses	$27,870	$40,388	(31)%	$53,611	$77,491	(31)%
percentage of related revenue	92%	91%		92%	92%
Maintenance and subscriptions	$145,984	$138,865	5%	$291,900	$277,991	5%
percentage of related revenue	92%	92%		92%	92%
Services	$(3,541)	$(4,054)	13%	$(7,224)	$(7,298)	1%
percentage of related revenue	(13)%	(10)%		(13)%	(9)%
Total gross profit	$170,313	$175,199	(3)%	$338,287	$348,184	(3)%
percentage of revenue	79%	74%		79%	75%

The increase in gross profit percentage of revenue during the second quarter and first six months of fiscal 2009 compared to the prior year periods reflected the benefits of our cost reduction initiatives, including our prior restructuring actions, and the benefits of realigning our services business to be more efficient and product focused, resulting in a change in revenue mix from negative-margin services revenue to higher-margin product revenue. Our services offerings are increasingly focused on supporting product sales, not generating stand-alone revenue or profits, in line with our strategic initiatives.

Total gross profit was lower for the second quarter of fiscal 2009 compared to the prior year period primarily due to the 9% decrease in total net revenue. Foreign currency exchange rate fluctuations during the second quarter of fiscal 2009, compared to the prior year period, unfavorably impacted gross profit by $3.4 million.

Total gross profit was lower for the first six months of fiscal 2009 compared to the prior year period primarily due to the 8% decrease in total net revenue. Foreign currency exchange rate fluctuations during the first six months of fiscal 2009, compared to the prior year period, unfavorably impacted gross profit by $3.9 million.

Gross profit by business unit segment was as follows:

	Three months ended		Change	Six months ended		Change
(Dollars in thousands)	April 30, 2009	April 30, 2008		April 30, 2009	April 30, 2008
Open Platform Solutions	$34,756	$26,702	30%	$68,525	$52,491	31%
percentage of related revenue	79%	71%		80%	71%
Identity and Security Management	$27,559	$24,226	14%	$52,951	$52,081	2%
percentage of related revenue	71%	52%		69%	56%
Systems and Resource Management	$37,522	$39,356	(5)%	$74,789	$74,847	—%
percentage of related revenue	83%	84%		82%	83%
Workgroup	$73,882	$87,101	(15)%	$149,093	$173,440	(14)%
percentage of related revenue	85%	83%		84%	83%
Common unallocated operating costs	$(3,406)	$(2,186)	(56)%	$(7,071)	$(4,675)	(51)%
Total gross profit	$170,313	$175,199	(3)%	$338,287	$348,184	(3)%
percentage of revenue	79%	74%		79%	75%

The changes in gross profit in each of our business unit segments in the second quarter of fiscal 2009 compared to the prior year period can be characterized as follows:

•	Open Platform Solutions – increased as a percentage of revenue and in total primarily from higher revenues and cost containment efforts.
•	Identity and Security Management – increased as a percentage of revenue and in total primarily due to a more favorable mix of higher-margin product revenue and cost containment efforts.
•

Systems and Resource Management – decreased as a percentage of revenue and in total primarily due to lower overall revenues and from lower gross profit percentages related to higher royalties related to PlateSpin.

•

Workgroup – increased as a percentage of revenue primarily due to a more favorable mix of higher-margin product revenue and cost containment efforts. The total decrease in gross profit reflects the 17% revenue decrease.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

The changes in gross profit in each of our business unit segments in the first six months of fiscal 2009 compared to the prior year period can be characterized as follows:

•	Open Platform Solutions – increased as a percentage of revenue and in total primarily from higher revenues and cost containment efforts.
•	Identity and Security Management – increased as a percentage of revenue and in total primarily due to a more favorable mix of higher-margin product revenue and cost containment efforts.
•

Systems and Resource Management – decreased as a percentage of revenue and was relatively flat in total primarily due to lower gross profit percentages related to higher royalties related to PlateSpin.

•	Workgroup – increased as a percentage of revenue primarily due to cost containment efforts. The total decrease in gross profit reflects the 15% revenue decrease.

Operating Expenses

	Three months ended		Change	Six months ended		Change
(Dollars in thousands)	April 30, 2009	April 30, 2008		April 30, 2009	April 30, 2008
Sales and marketing	$75,697	$93,906	(19)%	$152,591	$181,911	(16)%
percentage of revenue	35%	40%		35%	39%
Product development	$44,552	$46,275	(4)%	$89,944	$91,010	(1)%
percentage of revenue	21%	20%		21%	20%
General and administrative	$25,032	$30,259	(17)%	$49,227	$57,656	(15)%
percentage of revenue	12%	13%		11%	12%
Restructuring expenses	$7,224	$392	1,743%	$15,273	$4,759	221%
percentage of revenue	3%	—%		4%	1%
Purchased in-process research and development	$—	$2,700	—%	$—	$2,700	—%
percentage of revenue	—%	1%		—%	1%
Loss (gain) on sale of subsidiaries	$184	$—	—%	$(16)	$—	—%
percentage of revenue	—%	—%		—%	—%
Total operating expenses	$152,689	$173,532	(12)%	$307,019	$338,036	(9)%
percentage of revenue	71%	74%		71%	72%

Sales and marketing expenses decreased in the second quarter of fiscal 2009 compared to the prior year period primarily from cost reduction initiatives, including our prior restructuring actions, lower program spending and outside service costs, and favorable foreign currency exchange rate fluctuations of $6.1 million, partially offset by higher incremental sales and marketing expenses of $4.8 million from our acquisitions of PlateSpin and Managed Objects. Sales and marketing headcount was lower by 47 employees, or 4%, at the end of the second quarter of fiscal 2009 compared to the prior year period.

Sales and marketing expenses decreased in the first six months of fiscal 2009 compared to the prior year period primarily from the cost reduction initiatives described above, and favorable foreign currency exchange rate fluctuations of $11.3 million, partially offset by higher incremental sales and marketing expenses of $12.1 million from our acquisitions of PlateSpin and Managed Objects.

Product development expenses in the second quarter of fiscal 2009 decreased compared to the prior year period primarily from cost reduction initiatives, including our prior restructuring actions, and favorable foreign currency exchange rate fluctuations of $2.9 million, partially offset by higher incremental product development expenses of $2.3 million from our acquisitions of PlateSpin and Managed Objects. Product development headcount decreased by 23 employees, or 2%, at the end of the second quarter of fiscal 2009 compared to the prior year period.

Product development expenses in the first six months of fiscal 2009 decreased compared to the prior year period primarily from cost reduction initiatives, including our prior restructuring actions, and favorable foreign currency exchange rate fluctuations of $5.3 million, partially offset by higher incremental product development expenses of $6.6 million from our acquisitions of PlateSpin and Managed Objects.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

General and administrative expenses decreased in the second quarter of fiscal 2009 compared to the prior year period primarily from cost reduction initiatives, including our prior restructuring actions, favorable foreign currency exchange rate fluctuations of $1.0 million, and a decrease in stock-based compensation expense of $0.9 million. General and administrative headcount was lower by 47 employees, or 8%, at the end of the second quarter of fiscal 2009 compared to the prior year period.

General and administrative expenses decreased in the first six months of fiscal 2009 compared to the prior year period primarily from cost reduction initiatives, including our prior restructuring actions, a decrease in stock-based compensation expense of $1.9 million and favorable foreign currency exchange rate fluctuations of $1.8 million. These decreases were partially offset by higher incremental general and administrative expenses of $1.8 million related to the PlateSpin and Managed Objects acquisitions in the first six months of fiscal 2009 compared to the prior year period.

During the second quarter and first six months of fiscal 2009, we recorded net restructuring expenses of $7.2 million and $15.3 million, respectively, which were primarily a completion of our restructuring plan that began in the fourth quarter of fiscal 2006.

Foreign currency exchange rate fluctuations during the second quarter of fiscal 2009, compared to the prior year period, unfavorably impacted revenue by $6.3 million, favorably impacted operating expenses by $12.8 million and favorably impacted income from operations by $6.5 million. Foreign currency exchange rate fluctuations during the first six months of fiscal 2009, compared to the prior year period, unfavorably impacted revenue by $9.0 million, favorably impacted operating expenses by $23.6 million and favorably impacted income from operations by $14.6 million. Since a large portion of our recognized revenue is deferred revenue that was recorded at different foreign currency exchange rates, the impact to revenue of changes in foreign currency exchange rates is recognized over time, whereas the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. It is not anticipated that the favorable impact to operating income realized during the second quarter and first six months of fiscal 2009 compared to the prior year periods will be as significant in the second half of fiscal 2009 due to the unfavorable impact of foreign currency exchange rate changes on revenue being recognized in future periods.

Other Income (Expense)

	Three months ended		Change	Six months ended		Change
(Dollars in thousands)	April 30, 2009	April 30, 2008		April 30, 2009	April 30, 2008
Investment income	$5,390	$24,871	(78)%	$12,566	$47,777	(74)%
percentage of revenue	3%	11%		3%	10%
Impairment of investments	$(1,419)	$—	—%	$(3,096)	$—	—%
percentage of revenue	(1)%	—%		(1)%	—%
Interest expense and other, net	$(3,767)	$(7,019)	46%	$(6,902)	$(12,769)	46%
percentage of revenue	(2)%	(3)%		(2)%	(3)%
Total other income, net	$204	$17,852	(99)%	$2,568	$35,008	(93)%
percentage of revenue	—%	8%		1%	8%

Investment income includes income from short-term and long-term investments. Investment income for the second quarter and first six months of fiscal 2009 decreased compared to the prior year periods due primarily to lower interest rates and to a decrease in cash, cash equivalents and short-term investments resulting from cash expended for acquisitions, repurchases of our 0.5% senior convertible debentures due 2024 (“Debentures”) and stock repurchases.

During the second quarter and first six months of fiscal 2009, we recorded an other-than-temporary impairment charge of $1.4 million and $3.1 million, respectively, related to our auction-rate securities (“ARSs”). For further information, see the “Liquidity and Capital Resources” section below.

Interest expense and other, net for the second quarter and first six months of fiscal 2009 decreased compared to the prior year periods due primarily to the Debenture repurchases, which resulted in lower interest expense.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Income Tax Expense on Income from Continuing Operations

	Three months ended		Change	Six months ended		Change
(Dollars in thousands)	April 30, 2009	April 30, 2008		April 30, 2009	April 30, 2008
Income tax expense	$2,777	$13,653	(80)%	$9,144	$24,606	(63)%
Effective tax rate	16%	70%		27%	54%

The effective tax rate for the second quarter and first six months of fiscal 2009 differs from the federal statutory rate of 35% primarily due to the effects of foreign taxes, stock-based compensation plans, differences between the book and tax treatment of certain income items on which a valuation allowance has been recorded, and the jurisdictional mix of the earnings. The effective tax rate on continuing operations for the second quarter of fiscal 2009 was 16% compared to an effective tax rate of 70% for the prior year period. The effective tax rate on continuing operations for the first six months of fiscal 2009 was 27% compared to an effective tax rate of 54% for the prior year period. The decrease in the effective tax rate on continuing operations for the second quarter and first six months of fiscal 2009 compared to the respective prior year periods relates primarily to differences between book and tax income that increased fiscal 2008 tax income and necessitated in fiscal 2008 the use of acquired and equity compensation-based net operating losses, which reduced goodwill and additional paid-in capital on the balance sheet rather than reducing income tax expense.

Net Income Components

	Three months ended		Six months ended
(In thousands)	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
Income from continuing operations	$15,051	$5,866	$24,692	$20,550
Income from discontinued operations, net of tax	566	—	1,602	2,121

Net income	$15,617	$5,866	$26,294	$22,671

Discontinued operations for the second quarter and first six months of fiscal 2009 relates to the Salmon Ltd. (“Salmon”) subsidiary gain earned during the respective periods as Salmon met certain cumulative revenue targets. Discontinued operations for the first six months of fiscal 2008 relates to the disposition of our Cambridge Technology Partners (Switzerland) SA (“CTP Switzerland”) subsidiary discussed in the “Divestitures” section, below.

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

Revenue Recognition

Historically, we sold software licenses individually as well as combined with other products (multi-element arrangements), allowing us to determine vendor-specific objective evidence (“VSOE”) of fair value for substantially all software license products. Accordingly, when we sold multi-element arrangements we used the relative fair value, or proportional, revenue accounting method to allocate the value of multi-element arrangements proportionally to the software license and other components.

At the start of fiscal 2009, we made a sales program change requiring all customers to initially purchase maintenance with licenses, which is common industry practice. As a result of eliminating stand-alone software license sales, VSOE of fair value for software licenses no longer exists. Accordingly, beginning in the first quarter of fiscal 2009, the residual method under Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Critical Accounting Policies (Continued)

Recognition, with Respect to Certain Transactions,” is now used to allocate the value of multi-element arrangements to the various components, which is also common industry practice. Under the residual method, each undelivered element (typically maintenance) is allocated value based on Novell-specific objective evidence of fair value for that element and the remainder of the total arrangement fee is allocated to the delivered element, typically the software. This method results in discounts being allocated to the software license rather than spread proportionately over all elements. Therefore, when a discount exists, less revenue is recognized at the time of sale under the residual method than under the relative fair value method, which we used prior to fiscal 2009. We believe that the change to the residual method did not materially impact revenue in either the second quarter or the first six months of fiscal 2009.

Acquisitions

Our goal is to facilitate revenue growth both organically and, potentially, through accretive strategic acquisitions that complement existing growth business unit segments. In the first six months of fiscal 2009, we completed two acquisitions.

Fortefi

On February 10, 2009, we acquired certain assets of Fortefi Ltd., a United Kingdom-based company, and Fortefi Corporation, a Delaware corporation (collectively referred to as “Fortefi”). Fortefi is a supplier of an identity management solution that controls “super user” access rights. Fortefi was a small operation whose revenues, net operating results, assets and liabilities were immaterial to us. The purchase price consisted of $3.0 million in cash, plus merger and transaction costs of $0.1 million.

Managed Objects

On November 13, 2008, we acquired 100% of the outstanding stock of Managed Objects, a supplier of business service management solutions, through a merger of Managed Objects into a wholly-owned subsidiary of Novell. The purchase price, consisted of $46.3 million in cash, plus merger and transaction costs of $1.1 million.

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

Salmon

On March 12, 2007, we sold our shares in our wholly-owned Salmon subsidiary to Okam Limited, a U.K. Limited Holding Company, for $4.9 million, which has been received, plus an additional contingent payment of £2.0 million (approximately $3.1 million) to be received if Salmon meets certain cumulative future revenue targets by the end of our fiscal 2009. Of the $4.9 million initial sales proceeds, $2.9 million was received at the time of sale and the remaining $2.0 million was received during the second quarter of fiscal 2008. With respect to the approximate $3.1 million contingent payments, during fiscal 2008, we received $1.2 million of the contingent amount and during the first quarter of fiscal 2009, we received an additional contingent cash payment of $1.0 million. In the second quarter of fiscal 2009, we earned another $0.6 million which will be paid to us in December 2009, leaving approximately $0.3 million of the contingent amount which we could earn in the future.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Divestitures (Continued)

Sale of Subsidiaries

Our sale of subsidiaries includes the divestitures of our Chile subsidiary in fiscal 2009 and our Mexico subsidiary and our Argentina subsidiary in fiscal 2008.

Chile subsidiary

During the second quarter of fiscal 2009, we sold our Chile subsidiary to the same Latin American distribution partner that purchased our Mexico and Argentina subsidiaries. Our Chile subsidiary was a very small operation with an immaterial net book value, and was sold for an insubstantial amount. The loss recorded on this sale was $0.1 million and is shown as a component of the line item “Gain (loss) on sale of subsidiaries” on our consolidated statements of operations. We will continue to sell products to customers in Chile through the distribution partner. Accordingly, we will have continuing cash flows from this business and have not presented Chile as a discontinued operation in our consolidated statements of operations.

Mexico and Argentina subsidiaries

During fiscal 2008, we sold our Mexico and our Argentina subsidiaries to one of our Latin American distribution partners. During the first quarter of fiscal 2009, we reached final settlement related to working capital adjustments on the sale of the Mexico subsidiary. This resulted in a non-cash gain of $0.2 million. During the second quarter of fiscal 2009, we reached final settlement related to working capital adjustments on the sale of the Argentina subsidiary. This resulted in a non-cash loss of $0.1 million. These gains and losses are shown as a component of the line item “Gain (loss) on sale of subsidiaries” on our consolidated statements of operations.

Liquidity and Capital Resources

The balance in cash, cash equivalents, and short-term investments and the balance as a percent of total assets are as follows:

(Dollars in thousands)	April 30, 2009	October 31, 2008	Change
Cash, cash equivalents, and short-term investments	$1,004,766	$1,067,847	(6)%
Percent of total assets	47%	47%

An overview of the significant cash flow activities for the first six months of fiscal 2009 and 2008 is as follows:

	Six months ended
(In thousands)	April 30, 2009	April 30, 2008
Net cash used in operating activities	$ (13,455)	$ (47,441)
Purchases of property, plant and equipment	(6,582)	(16,322)
Cash paid for acquisitions, net of cash acquired	(48,472)	(220,473)
Net cash proceeds (distributions) from sale of discontinued operations	1,036	(909)
Change in restricted cash	(260)	(52,124)
Issuances of common stock	1,152	10,252
Debenture repurchases	(3,869)	(115,589)

Cash used in operating activities during the first six months of fiscal 2009 was $13.5 million and included the receipt of $25.0 million from Microsoft for the first payment under the August 2008 agreement to purchase additional SLES certificates. Cash used in operating activities during the first six months of fiscal 2008 included the final $13.9 million of special interest payments required under the consent solicitation for the Debentures (For more information on the special interest payments, see Note P, “Senior Convertible Debentures” in our fiscal 2008 Annual Report on Form 10-K).

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources (Continued)

As of April 30, 2009, we had cash, cash equivalents, and short-term investments of approximately $401.3 million held in accounts outside the United States, which would largely be subject to taxation if repatriated. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. As of April 30, 2009, $6.1 million of our short-term investments are designated to fund deferred compensation payments, which are paid out as requested by participants in the Novell, Inc. Deferred Compensation Plan upon termination of such participants. As of April 30, 2009, our short-term investment portfolio includes gross unrealized gains and losses of $7.2 million and $2.6 million, respectively. We monitor our investments and record losses when a decline in the investment’s market value is determined to be other-than-temporary.

At April 30, 2009 and October 31, 2008, all of our ARSs are classified as long-term investments on our consolidated balance sheets. Contractual maturities for these ARSs are greater than 15 years with an interest reset date every 28 to 90 days. With the liquidity issues experienced in the global credit and capital markets, our ARSs have experienced multiple failed auctions.

We estimated the fair value of these ARSs using a discounted cash flow analysis that considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of the expected future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) consideration of the time horizon for the market value of each security to return to its original cost. We estimated that the fair market value of these securities at April 30, 2009 and October 31, 2008 was $8.0 million and $11.1 million, respectively. Prior to the other-than-temporary impairment charges, the original cost of these ARSs was $39.8 million.

During the second quarter and first six months of fiscal 2009, we recorded other-than-temporary impairment charges of $1.4 million and $3.1 million, respectively. We also reversed $0.2 million in unrealized gains initially recorded in the first quarter of fiscal 2009. The other-than-temporary impairment charges are based on our assessment that it is likely that the continuing decline in fair value of our ARSs will not fully recover in the foreseeable future, given a combination of factors, including the duration, severity and continued declining trend of the fair value of these securities as well as a deterioration in some of the securities’ credit ratings. The other-than-temporary impairment charge of $3.1 million recorded during the first six months of fiscal 2009 is in addition to the $28.7 million of other-than-temporary impairment charges that were recorded during fiscal 2008.

The fair value of the ARSs could change in the future and we may be required to record additional other-than-temporary impairment charges if there are further reductions in fair value in future periods.

During fiscal 2008, our holdings in an enhanced liquidity fund were frozen due to liquidity issues. We believe that the underlying securities are not impaired if held to maturity. As the underlying securities mature, the fund manager is distributing the cash on a pro rata basis to the fund’s shareholders. No distributions were received during the second quarter of fiscal 2009. During the first six months of fiscal 2009, we received $6.7 million. As of April 30, 2009, the balance of this investment is $15.6 million. As of April 30, 2009, we anticipate that $13.4 million of this balance will be distributed during the next twelve months. The remaining $2.2 million is anticipated to be distributed after April 30, 2010 and is classified as a long-term investment on our consolidated balance sheets. The fund continues to accrue and pay interest income and, as there are no other-than-temporary impairment or valuation issues with these securities, no impairment charges were recorded in connection with this investment. The fair value of the fund was estimated by using the quoted prices of the underlying securities. On May 20, 2009, we received a distribution for the remaining $15.6 million balance.

Based on our ability to access our cash, cash equivalents, and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity on the enhanced liquidity fund and our ARSs will affect our ability to operate our business as usual during the next twelve months.

In relation to the appeal we filed in the Amer Jneid legal matter, we were required by the court to post a $51.5 million bond during fiscal 2008 (See Note L, “Legal Proceedings”). The amount of the bond was determined by statutory regulations and has no connection to the amount we believe may ultimately be paid in this matter. The bond is held in an interest-bearing account in our name, but is restricted and classified as such on our consolidated balance sheets. The restriction will continue until the resolution of this legal matter. The bond earned $0.3 million of interest during the first six months of fiscal 2009, increasing restricted cash to $53.0 million at April 30, 2009.

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

During the first six months of fiscal 2009, we made total cash payments for interest of $0.3 million related to the Debentures. During the second quarters of fiscal 2009 and 2008, we incurred interest expense, including the amortization of deferred financing costs related to the Debentures, of $1.1 million and $5.5 million, respectively. During the first six months of fiscal 2009 and 2008, we incurred interest expense, including the amortization of deferred financing costs related to the Debentures, of $2.3 million and $11.1 million, respectively.

During fiscal 2008, we received authorization from our Board of Directors to repurchase, from time to time, up to $600 million face value of the Debentures in such quantities, at such prices, and in such manner as may be directed by our management. During the first six months of fiscal 2009, we purchased and retired $4.0 million face value of the Debentures for total cash consideration of $3.9 million, including less than $0.1 million of accrued interest. The portions of the unamortized debt issuance costs and prepaid interest related to the Debentures that were repurchased were written off resulting in a gain of $0.1 million during the first six months of fiscal 2009. This gain is shown as a component of the line item “Interest expense and other, net” in our consolidated statements of operations.

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the second quarter or first six months of fiscal 2009. As of April 30, 2009, $33.2 million remains to be repurchased under the current Board authorization.

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

Off-Balance Sheet Arrangements

At April 30, 2009, we had no off-balance sheet arrangements as defined by applicable SEC rules.

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 (our fiscal 2010). For acquisitions that close after November 1, 2009 or for any acquisition-related tax adjustments that occur after November 1, 2009, this pronouncement will impact our financial position and results of operations.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Recent Pronouncements (Continued)

In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP No. 141(R)-1”). FSP No. 141(R)-1 was issued in response to various application issues raised in adopting SFAS No. 141(R) with respect to the measurement, accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP No. 141(R)-1 provides guidance and clarification in measuring, accounting, and disclosing acquired contingent assets and liabilities. FSP No. 141(R)-1 is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 (our fiscal 2010). For acquisitions that close after November 1, 2009 that have contingent assets or liabilities, this pronouncement will impact our financial position and results of operations.

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

In April 2009, the FASB issued Staff Position FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”). FSP No. 107-1 requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Similar disclosures about the fair value of our financial instruments and their related carrying value that are currently found in our annual report on Form 10-K, will now be required in our quarterly reports on Form 10-Q. FSP No. 107-1 is effective for interim and fiscal periods ending after June 15, 2009 (our third quarter of fiscal 2009). As this pronouncement is only disclosure related, it will not have an impact on our financial position and results of operations.

In April 2009, the FASB issued FSP No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2”). FSP No. 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. FSP No. 115-2 also contains additional disclosure requirements related to debt and equity securities. Under FSP No. 115-2, impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. FSP No. 115-2 also requires the separation of the total impairment into the portion due to credit loss and the portion related to all other factors, typically considered market risks. The portion related to credit loss is recognized in earnings, while the portion related to other factors is recognized in other comprehensive income, provided there is no intention to sell the security, and recovery to amortized cost basis is more-likely-than-not prior to any sale of the security. FSP No. 115-2 is effective for interim and fiscal periods ending after June 15, 2009 (our third quarter of fiscal 2009). We are currently evaluating the impact of adoption on our financial position and results of operations.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP No. 157-4 provides additional guidance to determine when a market for a financial asset or liability is no longer active and whether a transaction is not considered orderly. If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. FSP No. 157-4 is effective for interim and fiscal periods ending after June 15, 2009 (our third quarter of fiscal 2009). This pronouncement may impact our financial position and results of operations for any of our investments that may be in an inactive or disorderly market.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Recent Pronouncements (Continued)

In January 2009, the SEC issued its final rules requiring public companies to provide their financial statements and financial statement schedules to the SEC and their corporate websites in interactive data format using eXtensible Business Reporting Language (“XBRL”). XBRL is a standardized, machine-readable language designed to enhance the electronic communication of business information and should make business information more accessible. These rules will not change the SEC’s existing requirement to provide financial statements in the traditional format. Under these rules, we will be required to file our financial statements for the third quarter of fiscal 2010 using XBRL, in addition to our traditional filing format.

Subsequent Event

On May 28, 2009, we announced a strategic partnership with Affiliated Computer Services, Inc. (“ACS”) to expand our collective core technical capabilities and suite of services. As part of the strategic partnership, we will outsource the majority of our internal IT operations to ACS as part of a $135 million, five-year contract. Under the outsourcing agreement, approximately 156 of our employees will transition to ACS. ACS will also collaborate with us to enhance ACS’ global data center operations and ACS has committed to purchase at least $30 million of our products and services during the first three years of the strategic partnership.

NOVELL, INC.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the second quarter and first six months of fiscal 2009, we recorded other-than-temporary impairment charges of $1.4 million and $3.1 million, respectively, related to our ARSs. For further information, see the “Liquidity and Capital Resources” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

Foreign currency exchange rate fluctuations during the second quarter of fiscal 2009, compared to the prior year period, unfavorably impacted revenue by $6.3 million, favorably impacted operating expenses by $12.8 million and favorably impacted income from operations by $6.5 million. Foreign currency exchange rate fluctuations during the first six months of fiscal 2009, compared to the prior year period, unfavorably impacted revenue by $9.0 million, favorably impacted operating expenses by $23.6 million and favorably impacted income from operations by $14.6 million. Since a large portion of our recognized revenue is deferred revenue that was recorded at different foreign currency exchange rates, the impact to revenue of changes in foreign currency exchange rates is recognized over time, whereas the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred.

Apart from the above, there have been no significant changes in our interest rate risk and market risk exposures and procedures or in our foreign currency hedging procedures during the second quarter and first six months of fiscal 2009 as compared to the respective risk exposures and procedures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7A, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases of shares of our common stock pursuant to our share repurchase program and for our stock-based compensation plans during the second quarter of fiscal 2009.

(In thousands, except per share amounts) Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
February 1, 2009 through February 28, 2009	2	$3.47	—	$33,180
March 1, 2009 through March 31, 2009	229	3.08	—	33,180
April 1, 2009 through April 30, 2009	13	3.14	—	33,180

Total	244	$3.09	—	33,180

The total number of shares purchased includes shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units and restricted stock rights totaling 0.2 million shares in the months of February, March and April of fiscal 2009.

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the second quarter or first six months of fiscal 2009. As of April 30, 2009, $33.2 million remains to be repurchased under the current Board authorization.

NOVELL, INC.

PART II. OTHER INFORMATION – (Continued)

Item 4. Submission of Matters to a Vote of Security Holders

2009 Annual Meeting of Stockholders

Our 2009 Annual Meeting of Stockholders was held on April 6, 2009, at 404 Wyman Street, Waltham, Massachusetts. Of the 344,388,980 shares of common stock that were outstanding and entitled to vote at the meeting as of February 13, 2009 (the record date), a total of 259,257,876 shares were present in person or by proxy at the meeting, representing 75.3% of the outstanding shares. Following are the voting results for the items considered by the stockholders:

I. Election of Directors

Each of the twelve nominees for Director was elected, by the votes set forth below, to hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified, except in the event of his or her earlier death, resignation, or removal.

Nominee	Votes For	Votes Against	Votes Abstaining
Albert Aiello	251,189,492	7,537,694	530,690
Fred Corrado	250,808,468	7,970,756	478,652
Richard L. Crandall	250,944,160	7,788,231	525,485
Gary G. Greenfield	249,511,591	9,254,824	491,461
Judith H. Hamilton	251,002,760	7,770,838	484,278
Ronald W. Hovsepian	251,412,439	7,360,396	485,041
Patrick S. Jones	251,213,958	7,538,242	505,676
Claudine B. Malone	231,652,824	27,097,770	507,282
Richard L. Nolan	250,341,912	8,483,825	432,139
Thomas G. Plaskett	230,847,170	27,823,879	586,827
John W. Poduska, Sr.	230,545,134	28,215,010	497,732
Kathy Brittain White	231,832,873	26,983,379	441,624

II. Approval of the Novell, Inc. 2009 Omnibus Incentive Plan

The Novell, Inc. 2009 Omnibus Incentive Plan was approved by the following vote:

Votes For	Votes Against	Votes Abstaining	Broker No Votes
139,874,994	38,855,876	182,144	80,344,862

III. Ratification of Independent Public Accounting Firm

Ratification of the appointment of our independent registered public accounting firm for the fiscal year ending October 31, 2009 was passed by the following vote:

	Votes For	Votes Against	Votes Abstaining
PricewaterhouseCoopers LLP	257,011,030	1,462,621	784,224

Item 5. Other Information

Amendment to By-Laws

On June 9, 2009, our Board of Directors approved amended and restated by-laws (the “Amended By-laws”) of Novell, to be effective immediately. The Amended By-laws were adopted to revise certain provisions in light of changes to state law, recent case law and developments in corporate governance practice. The Amended By-laws are attached hereto as Exhibit 3.2 and are incorporated by reference herein. The Amended By-Laws, among other things:

•	eliminate a default date for the annual meeting of stockholders;
•	clarify procedures governing stockholders meetings and the powers of the chairman of the meeting to preside at and adjourn such meeting;
•

revise procedures relating to submissions of nominations of director elections and other proposals by stockholders for consideration by expanding the information required to be submitted and revising the timing for when any nomination or any other business to be brought before the annual meeting shall be considered timely to be no earlier than the 150th day and not later than the 120th day prior to the anniversary date of the preceding annual meeting of stockholders;

•

provide that shareholders seeking to call a special meeting of stockholders or take action in lieu of a stockholders meeting must provide the information required by the advance notice provisions of the Amended By-laws;

NOVELL, INC.

PART II. OTHER INFORMATION – (Continued)

Item 5. Other Information (Continued)

•	revise procedures relating to inspectors of election;
•	provide that the Chairman of the Board may call a special meeting of the Board of Directors;
•	provide that the Board of Directors may take written action in the form of electronic submissions;
•	conform the Amended By-laws to comply with Section 141(c)(2) of the Delaware General Corporation Law; and
•

eliminate unnecessary provisions such as those relating to the Organizational Meeting, officer bonds and salaries, a Vice-Chairman, an annual statement of the Board of Directors and the procedures relating to the depositing of Novell funds.

The foregoing is qualified in its entirety by reference to the text of the Amended By-laws.

Director and Executive Officer Indemnification Agreements

On June 9, 2009, our Board of Directors, upon the recommendation of its Corporate Governance Committee, authorized Novell to enter into indemnification agreements with all of our directors currently serving on the Board and with certain executive officers including the named executive officers identified in our definitive Proxy Statement filed with the SEC on February 25, 2009 (“Indemnitees”). A copy of the Form of Indemnification Agreement (the “Indemnification Agreement”) is attached as Exhibit 10.3 to this quarterly report. The following description is qualified in its entirety by reference to the Indemnification Agreement.

The Indemnification Agreement provides that, to the fullest extent permitted by Delaware law but subject to certain exclusions, Novell shall indemnify an Indemnitee who was, is or becomes a party to, or was or is threatened to be made a party to, or was or is otherwise involved in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the Indemnitee is or was a director or officer of Novell or of an enterprise at which the Indemnitee was or is serving at the request of Novell. The indemnification covers expenses, including attorneys’ fees, incurred in connection with prosecuting, defending, appealing, preparing to prosecute or defend, investigating, being or preparing to be a witness in, or otherwise participating in a proceeding, or in connection with seeking indemnification under the Indemnification Agreement, and any losses, as well as any resulting taxes paid or incurred by the Indemnitee in connection with the proceeding.

If the Indemnitee is not wholly successful in a proceeding, but is successful as to one or more but fewer than all claims, Novell will indemnify the Indemnitee against expenses paid or incurred by the Indemnitee in connection with each successfully resolved claim. The Indemnification Agreement also provides for contribution under certain circumstances when indemnification is not available, and governs various procedural matters related to indemnification and insurance claims.

Amendment to Severance Agreement

On June 9, 2009, our Board of Directors, upon the recommendation of its Compensation Committee, authorized Novell to amend the Severance Agreements currently in effect between Novell and certain executive officers including the named executive officers identified in our definitive Proxy Statement filed with the SEC on February 25, 2009. A copy of the Form of Amendment to Severance Agreement (the “Amendment”) is attached as Exhibit 10.4 to this quarterly report. The following description is qualified in its entirety by reference to the Amendment.

The purpose of the Amendment is to clarify the extent to which severance benefits related to continued equity vesting include performance-based equity awards, in addition to time-based equity awards. The Amendment will ensure that for a twelve-month period following termination of employment by Novell unrelated to a change in control (and for reasons other than “cause”), the executive officer’s equity compensation grants that by their terms vest with reference to applicable performance terms and conditions will continue to be eligible to become fully earned (or fully vested) during the one-year period following the termination date if and to the extent the relevant performance terms and conditions are met during that period. The Amendment resolves an ambiguity and clarifies that performance-based equity grants will be treated in a manner comparable to time-based equity grants (which contain a similar one-year provision), consistent with the principles behind our equity grant and severance agreements, except that the performance-based grants will only vest if the applicable performance measures are met during the one-year period.

Item 6. Exhibits

The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

NOVELL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)

Date: June 9, 2009	By:	/s/ DANA C. RUSSELL
Dana C. Russell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

NOVELL, INC.

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.2	By-Laws, as amended and restated June 9, 2009.

10.1*	Novell, Inc. 2009 Omnibus Incentive Plan. (1)

10.2*	Novell, Inc. 2009 Annual Bonus Program for Executives. (2)

10.3*	Form of Indemnification Agreement.

10.4*	Form of Amendment to Severance Agreement.

31.1	Rule 13a-14(a) Certification.

31.2	Rule 13a-14(a) Certification.

32.1	18 U.S.C. Section 1350 Certification.

32.2	18 U.S.C. Section 1350 Certification.

*     Indicates management contracts or compensatory plans.

(1)  Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed February 25, 2009 (File No. 000-13351).

(2)  Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 13, 2009 (File No. 000-13351).