Form 10-Q
period 2009-07-31
NOVELL INC
filed 2009-09-04
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 31, 2009

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

As of August 31, 2009, there were 346,797,039 shares of the registrant’s common stock outstanding.

NOVELL, INC.

Part I. – Financial Information

Item 1. Financial Statements

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	July 31, 2009	October 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$536,864	$680,034
Short-term investments	384,632	387,813
Restricted cash	53,008	52,701
Receivables (net of allowances of $3,255 and $3,679 at July 31, 2009 and October 31, 2008, respectively)	169,638	193,088
Prepaid expenses	35,343	34,365
Current deferred tax assets	4,943	5,685
Other current assets	23,921	32,006

Total current assets	1,208,349	1,385,692
Property, plant and equipment, net	171,266	174,978
Long-term investments	8,543	14,972
Goodwill	626,404	582,117
Intangible assets, net	50,516	53,320
Deferred income taxes	29,479	36,244
Other assets	20,801	22,026

Total assets	$2,115,358	$2,269,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,695	$36,982
Accrued compensation	94,029	102,317
Other accrued liabilities	85,952	108,929
Senior convertible debentures	—	125,668
Income taxes payable	3,583	22,563
Deferred revenue	476,221	503,174

Total current liabilities	690,480	899,633
Deferred income taxes	14,374	11,725
Long-term deferred revenue	198,103	226,876
Other long-term liabilities	39,628	43,587

Total liabilities	942,585	1,181,821

Stockholders’ equity:
Common stock, par value $0.10 per share, Authorized — 600,000,000 shares; Issued — 361,667,685 and 358,526,217 shares at July 31, 2009 and October 31, 2008, respectively; Outstanding — 346,564,526 and 343,407,896 shares at July 31, 2009 and October 31, 2008, respectively	36,167	35,853
Additional paid-in capital	436,302	420,669
Treasury stock, at cost — 15,103,159 and 15,118,321 shares at July 31, 2009 and October 31, 2008, respectively	(124,299)	(124,424)
Retained earnings	815,512	772,559
Accumulated other comprehensive income (loss)	9,091	(17,129)

Total stockholders’ equity	1,172,773	1,087,528

Total liabilities and stockholders’ equity	$2,115,358	$2,269,349

See notes to consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three months ended
	July 31, 2009	July 31, 2008
	(unaudited)

Net revenue:
Software licenses	$27,020	$53,003
Maintenance and subscriptions	163,699	155,898
Services	25,365	36,284

Total net revenue	216,084	245,185

Cost of revenue:
Software licenses	2,770	5,312
Maintenance and subscriptions	13,672	13,301
Services	30,541	40,975

Total cost of revenue	46,983	59,588

Gross profit	169,101	185,597

Operating expenses:
Sales and marketing	74,647	95,950
Product development	45,683	50,082
General and administrative	26,170	28,213
Restructuring expenses	1,227	6,570
Loss on sale of subsidiaries	—	3,811

Total operating expenses	147,727	184,626

Income from operations	21,374	971

Other income (expense):
Investment income	6,084	11,667
Impairment of investments	(2,370)	(14,738)
Interest expense and other, net	(4,580)	(5,705)

Total other expense, net	(866)	(8,776)

Income (loss) from continuing operations before taxes	20,508	(7,805)
Income tax expense	4,151	7,320

Income (loss) from continuing operations	16,357	(15,125)

Income from discontinued operations	302	—

Net income (loss)	$16,659	$(15,125)

Basic earnings per share:
Income (loss) from continuing operations	$0.05	$(0.04)

Net income (loss) per share	$0.05	$(0.04)

Diluted earnings per share:
Income (loss) from continuing operations	$0.05	$(0.04)

Net income (loss) per share	$0.05	$(0.04)

Weighted-average shares outstanding — basic	346,070	351,878
Weighted-average shares outstanding — diluted	346,660	351,878

See notes to consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Nine months ended
	July 31, 2009	July 31, 2008
	(unaudited)

Net revenue:
Software licenses	$85,537	$137,621
Maintenance and subscriptions	480,843	456,837
Services	80,170	117,319

Total net revenue	646,550	711,777

Cost of revenue:
Software licenses	7,676	12,439
Maintenance and subscriptions	38,916	36,249
Services	92,570	129,308

Total cost of revenue	139,162	177,996

Gross profit	507,388	533,781

Operating expenses:
Sales and marketing	227,238	277,861
Product development	135,627	141,092
General and administrative	75,397	85,869
Restructuring expenses	16,500	11,329
Purchased in-process research and development	—	2,700
(Gain) loss on sale of subsidiaries	(16)	3,811

Total operating expenses	454,746	522,662

Income from operations	52,642	11,119

Other income (expense):
Investment income	18,650	59,444
Impairment of investments	(5,466)	(14,738)
Interest expense and other, net	(11,482)	(18,474)

Total other income, net	1,702	26,232

Income from continuing operations before taxes	54,344	37,351
Income tax expense	13,295	31,926

Income from continuing operations	41,049	5,425

Income from discontinued operations before taxes	1,904	1,285
Income tax benefit on discontinued operations	—	(836)

Income from discontinued operations	1,904	2,121

Net income	$42,953	$7,546

Basic earnings per share:
Income from continuing operations	$0.12	$0.02

Net income per share	$0.12	$0.02

Diluted earnings per share:
Income from continuing operations	$0.12	$0.02

Net income per share	$0.12	$0.02

Weighted-average shares outstanding — basic	344,976	351,931
Weighted-average shares outstanding — diluted	346,120	353,290

See notes to consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine months ended
	July 31, 2009	July 31, 2008
	(unaudited)
Cash flows from operating activities
Net income	$42,953	$7,546
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	20,198	25,370
Depreciation and amortization	31,018	30,827
Change in accounts receivable allowances	(364)	421
Utilization of previously reserved acquired net operating losses	455	5,026
Gain on discontinued operations, before taxes	(1,904)	(1,180)
(Gain) loss on sale of subsidiaries	(16)	3,811
Impairment of investments	5,466	14,738
Gain on sale of previously impaired long-term investments	—	(250)
Gain on debenture repurchases	(11)	(544)
Purchased in-process research and development	—	2,700
Changes in assets and liabilities, excluding the effect of acquisitions and dispositions:
Receivables	30,576	(3,769)
Prepaid expenses	(642)	1,041
Other current assets	8,118	1,022
Deferred income taxes	10,156	(15,395)
Accounts payable	(6,673)	(6,757)
Accrued liabilities	(59,536)	(33,459)
Deferred revenue	(58,726)	(49,978)

Net cash provided by (used in) operating activities	21,068	(18,830)

Cash flows from investing activities
Purchases of property, plant and equipment	(14,763)	(28,523)
Purchases of short-term investments	(278,755)	(341,860)
Maturities of short-term investments	45,616	108,656
Sales of short-term investments	243,438	592,464
Proceeds from sales of and distributions from long-term investments	3,909	21,738
Cash paid for acquisitions, net of cash acquired	(48,472)	(219,553)
Net cash proceeds (distributions) from sale of discontinued operations	1,036	(909)
Net cash distributions from sale of subsidiaries	—	(6,427)
Change in restricted cash	(307)	(52,410)
Purchases of intangible assets	—	(6,000)
Other	10,031	3,365

Net cash (used in) provided by investing activities	(38,267)	70,541

Cash flows from financing activities
Issuances of common stock	2,925	12,618
Debenture repurchases	(125,537)	(142,457)
Common stock repurchases/retirements	—	(44,663)
Debt repayment	(571)	—
Excess tax benefits from stock-based compensation	(2,788)	16,809

Net cash used in financing activities	(125,971)	(157,693)

Decrease in cash and cash equivalents	(143,170)	(105,982)
Cash and cash equivalents — beginning of period	680,034	1,079,819

Cash and cash equivalents — end of period	$536,864	$973,837

See notes to consolidated financial statements.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. Quarterly Financial Statements

The interim consolidated financial statements as of July 31, 2009 and for the three and nine months ended July 31, 2009 and 2008 were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. The accompanying financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of our financial condition and results of operations as of and for the interim periods presented. The interim operating results are not necessarily indicative of the results for a full year.

Reclassifications

Certain amounts reported in prior periods have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on net income (loss).

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

At the start of fiscal 2009, we made a sales program change requiring all customers to initially purchase maintenance with licenses, which is common industry practice. As a result of eliminating stand-alone software license sales, VSOE of fair value for software licenses no longer exists. Accordingly, beginning in the first quarter of fiscal 2009, the residual method under Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” is now used to allocate the value of multi-element arrangements to the various components, which is also common industry practice. Under the residual method, each undelivered element (typically maintenance) is allocated value based on Novell-specific objective evidence of fair value for that element and the remainder of the total arrangement fee is allocated to the delivered element, typically the software. This method results in discounts being allocated to the software license rather than spread proportionately over all elements. Therefore, when a discount exists, less revenue is recognized at the time of sale under the residual method than under the relative fair value method, which we used prior to fiscal 2009. We believe that the change to the residual method did not materially impact revenue in either the third quarter or the first nine months of fiscal 2009.

B. Acquisitions

Fortefi

On February 10, 2009, we acquired certain assets of Fortefi Ltd., a United Kingdom-based company, and Fortefi Corporation, a Delaware corporation (collectively referred to as “Fortefi”). Fortefi is a supplier of an identity management solution that controls “super user” access rights. Fortefi was a small operation of which the revenues, net operating results, assets and liabilities were immaterial to us. The purchase price consisted of $3.0 million in cash, plus merger and transaction costs of $0.1 million. Of the $3.1 million purchase price, $2.2 million was allocated to goodwill, $0.7 million was allocated to developed technology and $0.2 million was allocated to customer relationships.

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

Customer relationships of $3.0 million relate primarily to customers under maintenance agreements. The fair value of these relationships was determined based on discounted future cash flows expected to be received as a result of the agreements and assumptions about their renewal rates.

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

If the Managed Objects acquisition had occurred on November 1, 2008 and on November 1, 2007, our unaudited pro forma results of operations would have been as follows:

	Three months ended		Nine months ended
(In thousands, except per share data)	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008
Net revenue	$216,084	$249,848	$646,999	$728,432
Net income (loss)	16,659	(16,920)	42,094	2,920
Net income (loss) per diluted share	$0.05	$(0.05)	$0.12	$0.01

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

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

C. Divestitures (Continued)

Salmon

On March 12, 2007, we sold our shares in our wholly-owned Salmon subsidiary to Okam Limited, a U.K. Limited Holding Company, for $4.9 million, which amount has been received, plus an additional contingent payment of £2.0 million (approximately $3.1 million) which we expect to receive because Salmon has met its cumulative future revenue targets. Of the $4.9 million initial sales proceeds, $2.9 million was received at the time of sale and the remaining $2.0 million was received during the second quarter of fiscal 2008. During fiscal 2008, we received $1.2 million of the approximate $3.1 million contingent amount. During the first quarter of fiscal 2009, we received an additional contingent cash payment of $1.0 million. In the second and third quarters of fiscal 2009, we earned the remaining $0.6 million and $0.3 million, respectively, for which a receivable was recorded and is due to be paid to us during fiscal 2010. No further payments will be owed to us. For the first nine months of fiscal 2009, we have earned $1.9 million, which is shown on the line item “Income from discontinued operations” on our consolidated statements of operations.

The cumulative recognized gain on the sale of Salmon is as follows:

(In thousands)
Gain before income taxes recognized in fiscal 2007	$628
Contingent cash payment received in fiscal 2008	1,223
Contingent cash payment received in the first quarter of fiscal 2009	1,036
Contingent payment earned in the second quarter of fiscal 2009	566
Contingent payment earned in the third quarter of fiscal 2009	302

Total gain recognized to date	$3,755

The results of discontinued operations (CTP Switzerland and Salmon) are as follows:

	Three months ended		Nine months ended
(In thousands)	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008
CTP Switzerland net revenue	$—	$—	$—	$6,566

CTP Switzerland income before taxes	$—	$—	$—	$105
CTP Switzerland gain on sale	—	—	—	1,180
Gain on Salmon contingent payment	302	—	1,904	—

Income from discontinued operations before taxes	302	—	1,904	1,285
Income tax benefit on discontinued operations	—	—	—	(836)

Income from discontinued operations	$302	$—	$1,904	$2,121

The net cash proceeds (distributions) from the sale of discontinued operations (CTP Switzerland and Salmon) are as follows:

	Nine months ended
(In thousands)	July 31, 2009	July 31, 2008
CTP Switzerland net cash distribution on sale	$—	$(2,917)
Receipt of Salmon receivable	—	2,008
Salmon contingent cash receipt	1,036	—

Net cash proceeds (distributions) from sale of discontinued operations	$1,036	$(909)

Sale of Subsidiaries

Our sale of subsidiaries includes the divestitures of our Chile subsidiary in fiscal 2009 and our Mexico and Argentina subsidiaries in fiscal 2008.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

C. Divestitures (Continued)

Chile subsidiary

During the second quarter of fiscal 2009, we sold our Chile subsidiary to the same Latin American distribution partner that purchased our Mexico and Argentina subsidiaries. Our Chile subsidiary was a very small operation with an immaterial net book value, and was sold for an insubstantial amount. The loss recorded on this sale was $0.1 million and is shown as a component of the line item “(Gain) loss on sale of subsidiaries” on our consolidated statements of operations. We will continue to sell products to customers in Chile through this distribution partner. Accordingly, we will have continuing cash flows from this business and have not presented Chile as a discontinued operation in our consolidated statements of operations.

Mexico and Argentina subsidiaries

During fiscal 2008, we sold our Mexico and our Argentina subsidiaries to one of our Latin American distribution partners. During the first quarter of fiscal 2009, we reached final settlement related to working capital adjustments on the sale of the Mexico subsidiary. This resulted in a non-cash gain of $0.2 million. During the second quarter of fiscal 2009, we reached final settlement related to working capital adjustments on the sale of the Argentina subsidiary. This resulted in a non-cash loss of $0.1 million. These gains and losses are shown as a component of the line item “(Gain) loss on sale of subsidiaries” on our consolidated statements of operations.

The cumulative recognized loss on the sale of our subsidiaries is as follows:

(In thousands)	Mexico	Argentina	Chile	Total
Loss before income taxes recognized in fiscal 2008	$(3,065)	$(629)	$—	$(3,694)
Gain (loss) before income taxes recognized in fiscal 2009	200	(72)	(112)	16

Total loss recognized to date	$(2,865)	$(701)	$(112)	$(3,678)

The $6.4 million on the line item, “Net cash distributions from sale of subsidiaries” on our consolidated statements of cash flows for the nine months ended July 31, 2008 resulted from our not receiving any of our cash proceeds for the sales of the Mexico and Argentina subsidiaries until the fourth quarter of fiscal 2008, in accordance with the sales agreement.

D. Cash, Cash Equivalents, and Short-Term Investments

All investments with an initial term to maturity of three months or less at the date of purchase are classified as cash equivalents. Short-term investments are diversified and: 1) mature greater than 3 months but within the next 12 months; 2) have characteristics of short-term investments; or 3) are available to be used for current operating activities, even if some maturities may extend beyond one year.

All marketable debt and equity securities that are included in short-term investments are considered available-for-sale and are carried at fair value. We have only acquired investment grade securities. Temporary increases or decreases in fair value are recorded as unrealized gains or losses in the “Accumulated other comprehensive income (loss)” line item in our consolidated balance sheets. Other-than-temporary declines in the fair value of our equity investments are recorded in the “Impairment of investments” line item in the consolidated statements of operations. With respect to our debt securities, per FSP No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2”), impairment is now considered to be other-than-temporary if there is intent to sell the debt security or it is more likely than not that the debt security will be required to be sold before its anticipated recovery. If these conditions are not evident, the present value of cash flows expected to be collected from the debt security should be compared to the amortized cost basis of the security to determine the other-than temporary impairment. FSP No. 115-2 requires the separation of the total other-than-temporary impairment into the portion due to credit loss and the portion related to all other factors, typically considered market risks. The portion related to credit loss is recognized in earnings in the “Impairment of investments” line item in the consolidated statements of operations, while the portion related to other factors is recognized in the “Accumulated other comprehensive income (loss)” line item in our consolidated balance sheets.

Fair values are based on quoted market prices.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

D. Cash, Cash Equivalents, and Short-Term Investments (Continued)

The following is a summary of our short-term available-for-sale investments at July 31, 2009 and October 31, 2008:

(In thousands)	Cost at July 31, 2009	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at July 31, 2009
Short-term investments:
U.S. government and agency securities	$192,021	$2,318	$(102)	$194,237
Corporate notes and bonds	145,095	3,127	(65)	148,157
Asset-backed securities	35,224	384	—	35,608
Equity securities	7,958	—	(1,328)	6,630

Total short-term investments	$380,298	$5,829	$(1,495)	$384,632

(In thousands)	Cost at October 31, 2008	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at October 31, 2008
Short-term investments:
U.S. government and agency securities	$227,992	$3,060	$(380)	$230,672
Corporate notes and bonds	100,335	193	(1,928)	98,600
Asset-backed securities	54,302	2	(1,218)	53,086
Equity securities	7,969	—	(2,514)	5,455

Total short-term investments	$390,598	$3,255	$(6,040)	$387,813

As of July 31, 2009, our short-term investments that are invested in equity securities are designated for deferred compensation payments. These funds are paid out as requested by participants in the Novell, Inc. Deferred Compensation Plan upon termination of such participants.

As of July 31, 2009, contractual maturities of our short-term investments were:

(In thousands)	Cost	Fair Value
Less than one year	$63,690	$64,270
Due in one to two years	131,151	133,558
Due in two to three years	135,347	137,033
Due in more than three years	42,152	43,141
No contractual maturity	7,958	6,630

Total short-term investments	$380,298	$384,632

When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in the “Investment income” line item in the consolidated statements of operations. Realized gains and losses on short-term investments were as follows:

	Three months ended		Nine months ended
(In thousands)	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008
Realized gains	$2,172	$457	$4,253	$10,961
Realized losses	$121	$370	$1,398	$677

We did not record any impairment losses on short-term investments during the first nine months of fiscal 2009 and 2008, as we considered the unrealized losses to be temporary. With respect to our debt securities that are in an unrealized loss position, we expect to recover the entire cost basis of these securities before we sell them, therefore they are not considered to be other-than-temporarily impaired. We do not consider our equity securities that are in an unrealized loss position to be impaired as we have the ability and intent to hold these investments until a recovery of fair value.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

E. Long-Term Investments

At July 31, 2009 and October 31, 2008, all of our auction-rate securities (“ARSs”) are classified as long-term investments on our consolidated balance sheets, and at July 31, 2009, were our only long-term investments. Contractual maturities for these ARSs are greater than 15 years with an interest reset date every 28 to 90 days. With the liquidity issues experienced in the global credit and capital markets, our ARSs have experienced failed auctions.

We estimated the fair value of these ARSs using a discounted cash flow analysis that considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of the expected future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) consideration of the time horizon for the market value of each security to return to its original cost. When available, we also include market information and weigh this with our discounted cash flow analysis to estimate fair value. We estimated that the fair market value of these securities at July 31, 2009 and October 31, 2008 was $8.5 million and $11.1 million, respectively. Prior to the other-than-temporary impairment charges, the original cost of these ARSs was $39.8 million.

During the third quarter and first nine months of fiscal 2009, we recorded other-than-temporary impairment charges of $2.4 million and $5.5 million, respectively. During the third quarter of fiscal 2009, we received notification that two of our ARSs will no longer be paying interest or dividends. As a result of the lack of expected future cash flows, we estimated the fair value of these two securities at zero and recorded an other-than-temporary impairment charge of $1.9 million, which is a component of the $2.4 million other-than-temporary impairment charge recorded during the third quarter of fiscal 2009. The remaining other-than-temporary impairment charges recorded during the third quarter and first nine months of fiscal 2009 were based on our assessment that it was likely that the fair value of our ARSs would not fully recover in the foreseeable future, given a combination of factors, including the duration, severity and continued declining trend of the fair value of these securities as well as a deterioration in some of the securities’ credit ratings. The other-than-temporary impairment charge of $5.5 million recorded during the first nine months of fiscal 2009 is in addition to the $28.7 million of other-than-temporary impairment charges that were recorded during fiscal 2008. We consider all of our other-than-temporary losses to be credit losses and therefore these losses have been recorded in the “Impairment of investments” line item in the consolidated statements of operations. During the third quarter of fiscal 2009, four of our eight ARSs had an improvement in estimated fair value resulting in a $2.9 million unrealized gain.

The fair value of the ARSs could change in the future and we may be required to record additional other-than-temporary impairment charges if there are further reductions in fair value in future periods.

Based on our ability to access our cash, cash equivalents, and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity on our ARSs will affect our ability to operate our business as usual during the next twelve months.

During fiscal 2008, our holdings in an enhanced liquidity fund were frozen due to liquidity issues. The fund manager continued to distribute cash on a pro rata basis to the fund’s shareholders as the underlying securities matured. Those distributions that were forecasted to be received more than twelve months after the balance sheet date were classified as a long-term investment on our consolidated balance sheets. At October, 31, 2008, the short-term and long-term portions of this fund were $18.4 million and $3.9 million, respectively. During the third quarter of fiscal 2009, we received a distribution for the remaining $15.6 million balance of the fund.

F. Fair Value Measurements

Our financial instruments mainly consist of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, accrued expenses, and at October 31, 2008, the 0.5% senior convertible debentures due 2024 (“Debentures”), which were repurchased during the third quarter of fiscal 2009. The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. We review the realizability of each short-term and long-term investment when impairment indicators exist with respect to the investment. If an other-than-temporary impairment of the value of the investments is deemed to exist, the carrying value of the investment is written down to its estimated fair value. We consider an impairment of our debt securities to be other-than-temporary when we intend to sell the debt security or it is more likely than not that we will be required to sell these securities before there is a full recovery of their cost basis. We consider an impairment of our equity securities to be other-than-temporary if we do not have the ability and intent to hold these securities until a recovery of fair value. As of July 31, 2009 and October 31, 2008, we did not hold any publicly-traded long-term equity securities. Our long-term investments approximate fair value (See Note E, “Long-Term Investments”).

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

F. Fair Value Measurements (Continued)

Effective November 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. SFAS 157-2”), which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Accordingly, we have currently adopted the provisions of SFAS No. 157 only with respect to our financial assets and financial liabilities. This adoption of SFAS No. 157 did not impact our results of operations, but rather provided us with a framework for measuring fair value and enhanced our disclosures about fair value measurements. Likewise, our planned adoption in fiscal 2010 of the portions of SFAS No. 157 deferred by FSP No. SFAS 157-2 is not anticipated to impact our results of operations but will enhance our disclosures about fair value measurements for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually, such as our goodwill and intangible assets.

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

Our Level 3 assets consist of our ARSs (See Note E. “Long-Term Investments”, for more detail on the key inputs that we utilized in our discounted cash flow model to estimate the fair value of our ARSs).

The following table summarizes the composition and fair value hierarchy of our financial assets as of July 31, 2009:

		Fair Value Measurements Using
(In thousands)	Total as of July 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$384,632	$384,632	$—	$—
Long-term investments	8,543	—	—	8,543

Total	$393,175	$384,632	$—	$8,543

The following table summarizes the composition and fair value hierarchy of our financial assets as of October 31, 2008:
		Fair Value Measurements Using
(In thousands)	Total as of October 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$387,813	$369,417	$18,396	$—
Long-term investments	14,972	—	3,909	11,063

Total	$402,785	$369,417	$22,305	$11,063

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

F. Fair Value Measurements (Continued)

The following table summarizes the change in composition and fair value hierarchy of our Level 3 financial assets for the third quarter and first nine months of fiscal 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Long-term Investments
	Three months ended	Nine months ended
(In thousands)	July 31, 2009	July 31, 2009

Beginning balance	$ 7,967	$ 11,063
Total gains or (losses):
Included in earnings	(2,370)	(5,466)
Included in accumulated other comprehensive income	2,946	2,946

Ending balance	$ 8,543	$ 8,543

G. Derivative Instruments and Hedging Activities

We have an existing hedging program where we hedge currency risks of some of our assets and liabilities denominated in foreign currencies to protect against reductions in value caused by changes in foreign currency exchange rates. We do not currently hedge currency risks related to revenue or expenses denominated in foreign currencies.

Under our hedging program, we utilize one-month foreign currency forward contracts, which we enter into two business days before the end of each month and settle two business days before the end of the following month. We do not account for any derivatives as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” rather, we record the impact of any gains or losses on our hedging program in the consolidated statements of operations.

The net notional amount of foreign currency exchange contracts hedging foreign currency transactions was $39.2 million and $33.7 million at July 31, 2009 and October 31, 2008, respectively. The fair values of these contracts were immaterial at both July 31, 2009 and October 31, 2008.

The following table shows the gains and losses recognized during the third quarter and first nine months of fiscal 2009 related to our derivative contracts:

(In thousands)	Location of gain (loss) recognized in consolidated statements of operations	Amount of gain (loss) recognized in income
		Three months ended July 31, 2009	Nine months ended July 31, 2009

Foreign currency exchange contracts	Interest expense and other, net	$ (2,409)	$ (4,288)

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

H. Goodwill and Intangible Assets

Goodwill

Goodwill allocated to our business unit segments as of July 31, 2009 is as follows:

(In thousands)	Open Platform Solutions	Identity and Security Management	Systems and Resource Management	Workgroup	Total
Balance as of October 31, 2008	$69,258	$79,766	$283,435	$149,658	$582,117
Managed Objects acquisition	—	—	35,176	—	35,176
Fortefi acquisition	—	2,222	—	—	2,222
Impact of foreign currency translation	—	—	7,344	—	7,344
Adjustments	—	—	(267)	(188)	(455)

Balance as of July 31, 2009	$69,258	$81,988	$325,688	$149,470	$626,404

Adjustments during the first nine months of fiscal 2009 decreased goodwill by $0.5 million and related to the finalization of acquired net operating loss carryforwards for the SiteScape and Senforce acquisitions.

Intangible Assets

The following is a summary of intangible assets:

	July 31, 2009			October 31, 2008
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Asset Lives
Developed technology	$59,210	$(43,298)	$15,912	$52,769	$(35,410)	$17,359	3 or 4 years
Trademarks/trade names	25,631	(910)	24,721	25,631	(666)	24,965	3 years or Indefinite
Customer relationships	35,142	(25,259)	9,883	31,911	(20,915)	10,996	3 years
Internal use software	5,057	(5,057)	—	5,057	(5,057)	—	3 years

Total intangible assets	$125,040	$(74,524)	$50,516	$115,368	$(62,048)	$53,320

Amortization of intangible assets for the third quarters of fiscal 2009 and 2008 was $3.9 million and $4.5 million, respectively. Amortization of intangible assets for the first nine months of fiscal 2009 and 2008 was $12.5 million and $8.5 million, respectively. Amortization of existing intangibles is estimated to be approximately $3.8 million for the remainder of fiscal 2009, $14.2 million in fiscal 2010, $7.7 million in fiscal 2011, and $0.6 million in fiscal 2012, with nothing thereafter. See Note B, “Acquisitions,” for details about the increase in intangible assets from our Managed Objects and Fortefi acquisitions during the first nine months of fiscal 2009.

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of August 1. In addition, we evaluate the recoverability of our goodwill and all our intangible assets if events or changes in circumstances warrant, such as a material adverse change in the business.

I. Income Taxes

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the third quarter and first nine months of fiscal 2009, we provided $4.2 million and $13.3 million, respectively, for income tax expense on continuing operations. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items). Due to the utilization of a significant amount of our net operating loss carryforwards in previous years, the majority of future benefit received from our remaining net operating loss carryforwards used to offset U.S. taxable income will be credited to goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation will be credited to additional paid-in capital. In connection with our adoption of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), in fiscal 2006, we elected to follow the tax ordering laws to determine the sequence in which deductions, net operating loss carryforwards, and tax credits are utilized. There were no significant adjustments to additional paid-in capital as a result of tax benefits relating to stock options for current year exercises.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

I. Income Taxes (Continued)

Income Tax Expense

The effective tax rate for the third quarter and first nine months of fiscal 2009 differs from the federal statutory rate of 35% primarily due to the effects of stock-based compensation, differences between the book and tax treatment of certain income items on which a valuation allowance has been recorded, and the jurisdictional mix of earnings. A quantitative reconciliation of our effective tax rate to the U.S. statutory rate is provided in our Annual Report on Form 10-K.

The effective tax rate on continuing operations for the third quarter and first nine months of fiscal 2009 was 20% and 24%, respectively, compared to an effective tax rate of (94)% and 85% for the comparable prior year periods. In fiscal 2008, we had a significant book to tax differences that increased fiscal 2008 taxable income primarily as a result of a large one-time cash payment to us in fiscal 2006 that we deferred for tax purposes to fiscal 2008. Because of these book to tax differences, the overall effective tax rate in the first nine months of fiscal 2008 was higher than in the same period in fiscal 2009. Also, as a result of these book to tax differences, tax expense was recorded in the third fiscal quarter of 2008 on a pre-tax book loss, resulting in a (94%) effective tax rate in that quarter.

Valuation Allowance

In accordance with determinations made pursuant to the applicable accounting standards, we continue to believe, based on all available evidence, that it is more likely than not that most of our remaining U.S. net deferred tax assets will not be realized. As a result, we have provided a valuation allowance on those U.S. net deferred tax assets. In reaching this determination, we evaluated our three-year cumulative results, pre-tax results in recent quarters, as well as the impacts that current economic conditions may have on our future results. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions, goodwill or additional paid-in capital. It is reasonably possible that we could reduce a significant portion of our valuation allowance in the near-term.

Income Tax Reserves

As of July 31, 2009, we had reserves for unrecognized tax benefits totaling $36.2 million, excluding interest, of which $28.8 million would favorably impact the effective tax rate if recognized. As of October 31, 2008, we had reserves for unrecognized tax benefits totaling $49.9 million. The $13.7 million decrease in reserves for unrecognized tax benefits relates primarily to the release of reserves which were effectively settled during the first nine months of fiscal 2009.

During the third quarter and first nine months of fiscal 2009, we accrued approximately $0.6 million and $1.6 million, respectively, in interest related to unrecognized tax benefits. We had $9.0 million and $7.4 million accrued for the payment of interest related to unrecognized tax benefits as of July 31, 2009 and October 31, 2008, respectively.

As of July 31, 2009, we have recorded a $35.5 million liability for unrecognized tax benefits and related interest in the line item “Other long-term liabilities” on our consolidated balance sheet. We have also recorded $2.0 million of unrecognized tax benefits in the line item “Income taxes payable” on our consolidated balance sheet.

The difference between the total unrecognized tax benefits and those affecting the effective tax rate is due to certain unrecognized tax benefits that would have a full valuation allowance if recognized. As of July 31, 2009, we believe it is reasonably possible that $2.0 million of unrecognized tax benefits plus accrued interest will decrease within the next 12 months as the result of statutes of limitations expiring in various jurisdictions. We do not believe that the favorable $2.0 million decrease in unrecognized tax benefits would significantly impact the effective tax rate in any single period.

We conduct business globally and, as a result, we file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. During January 2008, the U.S. Internal Revenue Service opened an examination for fiscal 2005 and 2006. In addition, we are at various stages in examinations in some foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years prior to fiscal 1998 or non-U.S. income tax examinations for years prior to fiscal 2004.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

J. Restructuring and Merger Liabilities

Restructuring Liabilities

During the third quarter of fiscal 2009, we recorded net restructuring expenses of $1.2 million. This was comprised of $1.7 million for restructuring expenses under our current restructuring plan, which we began implementing in the third quarter of fiscal 2009 in response to current economic conditions, partially offset by $0.5 million in reductions to accruals for changes in estimates related to prior period restructuring activities. During the first nine months of fiscal 2009, we recorded net restructuring expenses of $16.5 million. This was comprised of $1.7 million of restructuring expenses under our current restructuring plan which we implemented in response to current economic conditions, $14.0 million for restructuring actions incurred for the completion of the restructuring plan that we began during the fourth quarter of fiscal 2006 and completed during the second quarter of fiscal 2009, and $0.8 million in additions to accruals for changes in estimates related to prior period restructuring activities.

The $14.0 million of fiscal 2009 restructuring actions are a completion of the restructuring plan that we began during the fourth quarter of fiscal 2006 and completed during the second quarter of fiscal 2009. This restructuring plan was related to our strategy to implement a comprehensive transformation of our business and to achieve competitive operating margins. As part of that plan, we reduced our headcount by 150 employees which was comprised of: 68 product development employees, 36 technical support employees, 13 general and administrative employees, 18 sales and marketing employees, 11 consulting employees and four operations employees. We also vacated several facilities and recorded $4.5 million in restructuring charges for lease exit costs.

The $1.7 million recorded under our current restructuring plan is in response to current economic conditions. As part of this plan, we reduced our headcount by 34 employees which was comprised of: 25 sales and marketing employees, 7 product development employees, one general and administrative employee, and one operations employee. At July 31, 2009, our total headcount was approximately 3,700.

Our restructuring activities in prior periods are disclosed in detail in our Annual Report on Form 10-K for fiscal 2008. The following table summarizes the restructuring reserve balance as of July 31, 2009 and activity during the first nine months of fiscal 2009:

(In thousands)	Fiscal 2009	Fiscal 2008	Fiscal 2007	Prior to Fiscal 2006	Total
Balance as of October 31, 2008:
Workforce reductions	$—	$14,727	$147	$17	$14,891
Excess facilities, property and equipment	—	1,238	1,199	3,013	5,450
Other restructuring-related costs	—	229	—	—	229

Total restructuring reserve balance	—	16,194	1,346	3,030	20,570

Original charge/adjustments:
Workforce reductions	11,134	659	(106)	(17)	11,670
Excess facilities, property and equipment	4,470	304	155	(187)	4,742
Other restructuring-related costs	100	(12)	—	—	88

Total original charge/adjustments	15,704	951	49	(204)	16,500

Payments:
Workforce reductions	(9,390)	(14,720)	(41)	—	(24,151)
Excess facilities, property and equipment	(1,246)	(466)	(923)	(1,719)	(4,354)
Other restructuring-related costs	—	(217)	—	—	(217)

Total payments	(10,636)	(15,403)	(964)	(1,719)	(28,722)

Balance as of July 31, 2009:
Workforce reductions	1,744	666	—	—	2,410
Excess facilities, property and equipment	3,224	1,076	431	1,107	5,838
Other restructuring-related costs	100	—	—	—	100

Total restructuring reserve balance	$5,068	$1,742	$431	$1,107	$8,348

The net adjustments increasing the restructuring reserves during the first nine months of fiscal 2009 by $0.8 million related to changes in prior fiscal year estimates for various severance and related benefits and facility reserves. These adjustments are reflected in the table above for the respective fiscal year.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

J. Restructuring and Merger Liabilities (Continued)

As of July 31, 2009, the remaining unpaid restructuring balances include accrued liabilities related to severance and other benefits, which we expect will primarily be paid over the next twelve months, and lease costs for redundant facilities, which we expect will be paid over the respective remaining contract terms, the longest of which extends to 2014. These liabilities are partially reduced by sublease income that we are pursuing for several of the redundant facilities.

Merger Liabilities

The following table summarizes the merger liabilities balance and activity associated with our acquisitions, including transaction costs, during the first nine months of fiscal 2009:

(In thousands)	Balance at October 31, 2008	Additions from Acquisitions	Payments/ Adjustments	Balance at July 31, 2009
Facilities related	$10,355	$145	$(281)	$10,219
Employee related	170	—	(170)	—
Other	93	988	(934)	147

Total merger liabilities	$10,618	$1,133	$(1,385)	$10,366

The additions from acquisitions relate to the Managed Objects and Fortefi acquisitions (See Note B, “Acquisitions”). As of July 31, 2009, the remaining unpaid merger liability balances include accrued liabilities related to lease costs for redundant facilities, which we expect will be paid over the respective remaining contract terms, the longest of which extends to 2025, and professional fees, which we expect will be paid over the next twelve months.

K. Senior Convertible Debentures

During the third quarter of fiscal 2009, in accordance with the terms of our Debentures, we offered to repurchase our outstanding Debentures. As a result, we repurchased $121.7 million of outstanding Debentures at face value and paid $0.1 million, primarily for legal fees incurred in connection with the repurchase. During the third quarter and first nine months of fiscal 2009, we made total cash payments for interest of $0.3 million and $0.6 million.

During the third quarters of fiscal 2009 and 2008, we incurred interest expense, including the amortization of deferred financing costs related to the Debentures, of $0.9 million and $4.2 million, respectively. During the first nine months of fiscal 2009 and 2008, we incurred interest expense, including the amortization of deferred financing costs related to the Debentures, of $3.2 million and $15.3 million, respectively.

L. Legal Proceedings

SilverStream, which we acquired in July 2002, and several of its former officers and directors, as well as the underwriters who handled SilverStream’s two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of the issuers, including SilverStream. A Consolidated Amended Complaint with respect to all of these complaints was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. While we believe that SilverStream and its former officers and directors have meritorious defenses to the claims, various parties participated in settlement discussions and reached a proposed settlement agreement. This agreement received preliminary approval from the Court in June 2009. Notice of the proposed settlement agreement has been delivered to the plaintiff’s class and a hearing for final approval has been set by the Court for September 2009. We believe it is probable that any such settlement payment will be covered by our insurance carrier. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

L. Legal Proceedings (Continued)

On July 12, 2002, Amer Jneid and other related plaintiffs filed a complaint in the Superior Court of California, Orange County, alleging claims for breach of contract, fraud in the inducement, misrepresentation, infliction of emotional distress, rescission, slander and other claims against us in connection with our purchase of so-called “DeFrame” technology from the plaintiffs and two affiliated corporations (TriPole Corporation and Novetrix), and employment agreements that we entered into with the plaintiffs in connection with the purchase. The complaint sought unspecified damages, including “punitive damages.” The dispute (resulting in these claims) arises out of the plaintiffs’ assertion that we failed to properly account for license distributions which the plaintiffs claim would have entitled them to certain bonus payouts under the purchase and employment agreements. After a lengthy jury trial in January 2007, the jury returned a verdict in favor of the various plaintiffs on certain contract claims and in favor of us on various remaining claims. As a result of the verdict, a judgment was entered against us on August 27, 2007 in the amount of $19.0 million plus an additional $4.5 million in prejudgment interest. In addition, the court has awarded plaintiffs attorneys’ fees and costs related to the litigation. We are pursuing an appeal of the judgment and the related orders to the California Court of Appeals. We believe we have strong legal arguments that could result in reversal of the judgment and the lower court’s orders; however, we believe settlement is also a possibility. We accrued $27.0 million in prior fiscal periods for this matter. During the first quarter of fiscal 2008, we posted a $51.5 million bond in conjunction with our appeal of this judgment. The amount of the bond was determined by statutory regulations and has no connection to the amount we believe may ultimately be paid in this matter. The balance on the bond amount, including accrued interest, was $53.0 million at July 31, 2009. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position or results of operations.

On January 20, 2004, the SCO Group, Inc. (“SCO”) filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. Upon our motion, the action was removed to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. Our answer set forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. On February 3, 2006, SCO filed a Second Amended Complaint alleging that we had violated supposed non-competition provisions of the agreement under which we sold certain UNIX-related assets to SCO, that we infringed SCO’s copyrights, and that we are engaging in unfair competition by attempting to deprive SCO of the value of the UNIX technology. SCO sought to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and to cause us to pay actual, special and punitive damages in an amount to be proven at trial. As a result of SCO’s Second Amended Complaint, our wholly-owned subsidiary, SUSE Linux AG (“SUSE”), filed a demand for arbitration before the International Court of Arbitration in Zurich, Switzerland, pursuant to a “UnitedLinux Agreement” in which SCO and SUSE were parties. On August 10, 2007, the U.S. District Court Judge issued a Memorandum Decision and Order that granted us summary judgment against SCO on significant issues in the litigation. The District Court determined that we own the UNIX copyrights and dismissed certain of SCO’s claims against us. On September 14, 2007, SCO filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On July 16, 2008, the U.S. District Court issued Findings of Fact and Conclusions of Law wherein the Court determined that SCO did not have authority to enter into the 2003 Sun Microsystems, Inc. agreement and owed us $2.5 million plus prejudgment interest. The Court further concluded that SCO’s licenses to Microsoft and other “SCOsource licensees” included an “incidental” license to Unix SVRX code and therefore we were not entitled to any proceeds from such licenses. On November 20, 2008, the U.S. District Court entered Final Judgment dismissing SCO’s remaining claims against us and awarded us $3.5 million. On November 25, 2008, SCO filed a Notice of Appeal from that decision to the Tenth Circuit Court of Appeals. On August 24, 2009, a three Judge Panel from the Tenth Circuit Court of Appeals issued an opinion that reversed in part and affirmed in part the Trial Court’s decision. The Circuit Court affirmed the award to Novell of $3.5 million but remanded the remainder of the case back to the Trial Court for trial on the issue of whether the Unix copyrights had been or should be transferred to SCO. On August 25, 2009, the U.S. Bankruptcy Court entered an Order appointing an independent Chapter 11 Trustee to manage the SCO bankruptcy estate, including decisions relative to the litigation against Novell, IBM and other defendants. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

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

Between September and November of 2006, seven separate derivative complaints were filed in Massachusetts state and federal courts against us and many of our current and former officers and directors asserting various claims related to alleged options backdating. We were also named as a nominal defendant in these complaints, although the actions are derivative in nature and purportedly asserted on our behalf. These actions arose out of our announcement of a voluntary review of our historical stock-based compensation practices. The two state court cases were consolidated before the Business Litigation Session of the Massachusetts Suffolk County Superior Court. After we filed a motion to dismiss the state court complaints, plaintiffs voluntarily stipulated to the dismissal of those actions without prejudice. The five federal court cases were also consolidated. On July 14, 2009, plaintiffs in the federal cases also voluntarily stipulated to the dismissal of those cases without prejudice. The federal court approved the dismissal of those cases on July 15, 2009.

On June 15, 2009, our Board of Directors received a letter from four shareholders who had previously filed lawsuits against us for alleged options backdating, demanding that the Board of Directors investigate certain issues relating to our historical stock option grant practices, as well as our Audit Committee’s findings concerning those practices announced in our May 23, 2007 press release. The Board of Directors has constituted a Special Litigation Committee to investigate and respond to the demand letter. On August 28, 2009, these shareholders filed a complaint in the Massachusetts Middlesex County Superior Court against many of our current and former officers and directors asserting various claims related to alleged option backdating. We were also named as a nominal defendant in this complaint, although the action is derivative in nature and purportedly asserted on our behalf. While there can be no assurance as to the ultimate disposition of the Special Litigation Committee’s investigation or this shareholder complaint, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

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

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

M. Income (Loss) Per Share From Continuing Operations

The following tables reconcile the numerators and denominators of the income (loss) per share from continuing operations calculation for the third quarters and first nine months of fiscal 2009 and 2008:

	Three months ended
(In thousands, except per share data)	July 31, 2009	July 31, 2008
Basic income (loss) per share from continuing operations computation:
Income (loss) from continuing operations	$16,357	$(15,125)

Weighted-average common shares outstanding, excluding unvested restricted stock	346,070	351,878

Basic income (loss) per share from continuing operations	$0.05	$(0.04)

Diluted income (loss) per share from continuing operations computation:
Income (loss) from continuing operations	$16,357	$(15,125)

Weighted-average common shares outstanding, excluding unvested restricted stock	346,070	351,878
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	590	—

Total adjusted weighted-average common shares	346,660	351,878

Diluted income (loss) per share from continuing operations	$0.05	$(0.04)

In the calculation of diluted income (loss) per share for the third quarters of fiscal 2009 and 2008, 8.7 million and 39.7 million shares, respectively, of common stock attributable to the assumed conversion of the Debentures were excluded as their effect would have been anti-dilutive.

Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out-of-the-money”) were also excluded from the calculation of diluted income (loss) per share for the third quarters of fiscal 2009 and 2008 as their effect would have been anti-dilutive. Incremental shares of 1.3 million attributable to the assumed exercise of outstanding options with exercise prices less than the average market price of our stock (“in-the-money”) were not included in the calculation of diluted loss per share for the third quarter of fiscal 2008, as their effect would have been anti-dilutive due to the loss in the period. Out-of-the-money options for the third quarters of fiscal 2009 and 2008 totaled 22.2 million shares and 15.4 million shares, respectively.

	Nine months ended
(In thousands, except per share data)	July 31, 2009	July 31, 2008
Basic income per share from continuing operations computation:
Income from continuing operations	$41,049	$5,425

Weighted-average common shares outstanding, excluding unvested restricted stock	344,976	351,931

Basic income per share from continuing operations	$0.12	$0.02

Diluted income per share from continuing operations computation:
Income from continuing operations	$41,049	$5,425

Weighted-average common shares outstanding, excluding unvested restricted stock	344,976	351,931
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	1,144	1,359

Total adjusted weighted-average common shares	346,120	353,290

Diluted income per share from continuing operations	$0.12	$0.02

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

M. Income (Loss) Per Share From Continuing Operations (Continued)

In the calculation of diluted income per share for the first nine months of fiscal 2009 and 2008, 10.0 million and 47.5 million shares, respectively, of common stock attributable to the assumed conversion of the Debentures were excluded as their effect would have been anti-dilutive.

Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out-of-the-money”) were also excluded from the calculation of diluted income per share for the first nine months of fiscal 2009 and 2008 as their effect would have been anti-dilutive. Out-of-the-money options for the first nine months of fiscal 2009 and 2008 totaled 22.3 million shares and 15.7 million shares, respectively.

N. Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three months ended		Nine months ended
(In thousands)	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008
Net income (loss)	$16,659	$(15,125)	$42,953	$7,546
Change in net unrealized gain (loss) on investments	2,639	(2,824)	10,064	(1,835)
Change in cumulative translation adjustments	21,093	(1,802)	15,710	(2,762)
Reclassification adjustment for previously recorded unrealized losses related to ARS impairment	—	9,488	—	2,500
Change in unrecognized pension costs	266	(8)	446	112

Comprehensive income (loss)	$40,657	$(10,271)	$69,173	$5,561

Our accumulated other comprehensive income (loss) is comprised of the following:

(In thousands)	July 31, 2009	October 31, 2008
Net unrealized gain (loss) on investments	$7,280	$(2,784)
Unrecognized pension actuarial gain and transition obligation, net	4,089	3,643
Cumulative translation adjustment	(2,278)	(17,988)

Total accumulated other comprehensive income (loss)	$9,091	$(17,129)

O. Stock-Based Compensation

At the annual stockholders’ meeting on April 6, 2009, our stockholders approved the Novell, Inc. 2009 Omnibus Incentive Plan (“2009 Plan”). No new awards can be granted under our prior plans; however, we continue to manage outstanding awards under those plans. Those prior plans are discussed in more detail in our fiscal 2008 Annual Report on Form 10-K (See Note T, “Stockholders’ Equity”).

The 2009 Plan, with an aggregate of 45.0 million shares of common stock initially reserved for issuance, provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, and other cash-based and stock-based awards. It also provides for the issuance of common stock equivalents (“CSEs”). For a copy of this plan, see Appendix A of our Definitive Proxy Statement on Schedule 14A, filed with the SEC on February 25, 2009.

We currently expect that under the 2009 Plan we will continue the same stock-based compensation practices followed under prior plans. We generally grant nonqualified stock options and restricted stock units. Stock options are granted at the fair market value (as defined in the 2009 Plan) of our common stock on the date of grant and generally expire eight years from the date of grant. Upon vesting, restricted stock units are automatically converted into shares of common stock on a one-for-one basis without the payment of any additional consideration. CSEs may be issued to non-employee members of our Board of Directors who elect to have all or a portion of their board retainer deferred through the purchase of CSEs. The purchase price for CSEs is equal to the fair market value (as defined in the 2009 Plan) of our common stock on the date of purchase. Participating board members who defer compensation into the award of CSEs specify the future date such CSEs will be converted into shares of our common stock.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

O. Stock-Based Compensation (Continued)

Equity-Based Awards

We made stock option and restricted stock unit grants for the following number of shares during the first nine months of fiscal 2009 and 2008:

	Nine months ended
(In thousands)	July 31, 2009	July 31, 2008
Stock options:
Performance-based	1,934	1,583
Time-based	2,159	1,994

Total stock options	4,093	3,577

Restricted stock units:
Performance-based	850	626
Time-based	1,978	4,152

Total restricted stock units	2,828	4,778

Stock Options

Performance-based: In the first nine months of fiscal 2009 and 2008, we granted stock options to executives that will vest based on the achievement of certain revenue targets set in each applicable fiscal year beginning in the year of grant. Generally, if the targets are not met, the stock options will expire unvested.

Time-based: In the first nine months of fiscal 2009 and 2008, we granted time-based stock options to executive and non-executive employees. Vesting of the options occurs over four years as follows: 25% of the grant vests on the first anniversary of the grant date; the remaining 75% of the grant vests monthly thereafter. The options expire eight years after the grant date.

Restricted Stock Units

Performance-based: In the first nine months of fiscal 2009 and 2008, we granted restricted stock units to executives that will vest based on the achievement of certain profit targets set in each applicable fiscal year beginning in the year of grant. Generally, if the targets are not met, the restricted stock units will expire and will not be released.

Time-based: In the first nine months of fiscal 2009 and 2008, we granted time-based restricted stock units to executive and non-executive employees. Units vest proportionally on each grant date anniversary over three or four years.

Stock-Based Compensation Expense

Our consolidated statements of operations include the following amounts of stock-based compensation expense in the respective captions:

	Three months ended		Nine months ended
(In thousands)	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008
Cost of revenue	$554	$871	$2,137	$2,695

Sales and marketing	1,243	1,953	5,356	7,400
Product development	2,817	2,543	7,611	7,900
General and administrative	1,862	2,226	5,094	7,375

Operating expenses	5,922	6,722	18,061	22,675

Total stock-based compensation expense	$6,476	$7,593	$20,198	$25,370

Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.3 years was $57.0 million at July 31, 2009.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

O. Stock-Based Compensation (Continued)

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“ESPP”) is considered non-compensatory under SFAS No. 123(R) and, accordingly, no compensation expense has been recorded for issuances under the ESPP. Issuances of stock under the ESPP during the first nine months of fiscal 2009 and 2008 totaled 0.3 million and 0.2 million shares, respectively. This plan expired in July 2009 and was not renewed.

P. Segment Information

We operate and report our financial results in four business unit segments based on information technology solution categories. Our business unit segments are Open Platform Solutions, Identity and Security Management, Systems and Resource Management, and Workgroup.

Our performance is evaluated by our Chief Executive Officer and our other chief decision makers based on reviewing revenue and operating income information for each segment. Our software and services are sold both directly by our business unit segments and indirectly through original equipment manufacturers, resellers, and distributors who sell to dealers and end users. Operating results by business unit segment are as follows:

	Three months ended
	July 31, 2009			July 31, 2008
(In thousands)	Net revenue	Gross profit	Operating income	Net revenue	Gross profit	Operating Income
Open Platform Solutions	$44,248	$36,281	$23,432	$38,884	$28,713	$13,670
Identity and Security Management	38,367	25,786	15,927	50,360	31,259	19,913
Systems and Resource Management	45,580	35,622	24,595	53,082	43,986	32,442
Workgroup	87,889	74,364	65,233	102,859	85,694	76,088
Common unallocated operating costs	—	(2,952)	(107,813)	—	(4,055)	(141,142)

Total per statements of operations	$216,084	$169,101	$21,374	$245,185	$185,597	$971

	Nine months ended
	July 31, 2009			July 31, 2008
(In thousands)	Net revenue	Gross profit	Operating income	Net revenue	Gross profit	Operating income
Open Platform Solutions	$129,822	$104,806	$64,353	$113,199	$81,204	$37,729
Identity and Security Management	115,199	78,737	51,289	143,689	83,340	49,229
Systems and Resource Management	136,337	110,411	77,085	143,190	118,833	90,618
Workgroup	265,192	223,457	196,668	311,699	259,134	231,743
Common unallocated operating costs	—	(10,023)	(336,753)	—	(8,730)	(398,200)

Total per statements of operations	$646,550	$507,388	$52,642	$711,777	$533,781	$11,119

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

Geographic Information

For the third quarters of fiscal 2009 and 2008, revenue in the United States was $107.5 million and $117.2 million, respectively. The lower revenue in the United States in the third quarter of fiscal 2009 compared to the prior year period was due to decreases in services and software licenses revenue. Revenue from customers outside the United States was $108.6 million and $128.0 million in the third quarters of fiscal 2009 and 2008, respectively. The lower revenue outside the United States in the third quarter of fiscal 2009 compared to the prior year period was due to decreases in services and software licenses revenue, which included a $6.1 million unfavorable comparison as a result of foreign currency exchange rate fluctuations. For the third quarters of fiscal 2009 and 2008, 69% and 67%, respectively, of our revenue outside the United States was in the Europe, Middle East and Africa region. During the third

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

P. Segment Information (Continued)

quarter of fiscal 2009, revenue in Germany accounted for 10% of our net revenue. No other country outside of the United States accounted for 10% or more of our net revenue for the third quarters of fiscal 2009 or 2008. No single customer accounted for 10% or more of our total revenue for either period presented.

For the first nine months of fiscal 2009 and 2008, revenue in the United States was $320.7 million and $340.4 million, respectively. The lower revenue in the United States in the first nine months of fiscal 2009 compared to the prior year period was due to decreases in services and software licenses revenue. Revenue from customers outside the United States was $325.9 million and $371.4 million in the first nine months of fiscal 2009 and 2008, respectively. The lower revenue outside the United States in the first nine months of fiscal 2009 compared to the prior year period was due to decreases in services and software licenses revenue, which included a $15.2 million unfavorable comparison as a result of foreign currency exchange rate fluctuations. For the first nine months of fiscal 2009 and 2008, 69% of our revenue outside the United States was in the Europe, Middle East and Africa region. During the first nine months of fiscal 2009, Germany accounted for 10% of our net revenue. No other country outside of the United States accounted for 10% or more of our net revenue for the first nine months of fiscal 2009 or 2008. No single customer accounted for 10% or more of our total revenue for either period presented.

Q. Share Repurchase Program

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the third quarter or first nine months of fiscal 2009. As of July 31, 2009, $33.2 million remains available to be used for repurchasing common stock under the current Board authorization.

R. Recent Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 (our fiscal 2010). For acquisitions that close after November 1, 2009 or for any acquisition-related tax adjustments, including any release of deferred tax asset valuation allowances, that occur after November 1, 2009, this pronouncement will impact our financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years and fiscal quarters beginning on or after December 15, 2008 (our fiscal 2010). The impact of this pronouncement on our financial position and results of operations is anticipated to be immaterial.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R) (“FIN 46(R)”) to replace the quantitative-based risks and rewards calculation for initially determining which enterprise, if any, has a controlling financial interest in and will be required to consolidate a variable interest entity. A variable interest entity is defined within FIN 46(R), and is typically an entity that will need additional funding to operate. SFAS No. 167 requires a more qualitative approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity that most significantly impacts the variable interest entity’s economic performance. SFAS No. 167 also requires ongoing assessments of which enterprise, if any, will have to consolidate the variable interest entity. Additional disclosures are also required. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009 (our fiscal 2011). The impact of this pronouncement on our financial position and results of operations is anticipated to be immaterial.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 authorizes the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC. The Codification does not change existing accounting principles. The Codification will simplify user access to authoritative accounting and reporting literature by providing one source for authoritative accounting literature related to a particular topic. Beginning September 15, 2009, all references to SFAS’s, SOP’s, FSP’s, etc. will no longer be considered authoritative, and will be replaced by corresponding references to the Codification. Beginning with our annual report on Form 10-K for the fiscal year ended 2009, we will utilize the Codification when referencing sources of authoritative accounting literature.

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

S. Subsequent Events

We have evaluated through September 4, 2009, which is the date these financial statements were filed with the SEC, that there were no subsequent events that need to be disclosed.

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

In addition to our technology offerings, within each of our business unit segments we offer a worldwide network of service personnel to help our customers and third-party partners effectively utilize our software. We also have strategic partnerships with application providers, hardware and software vendors, and consultants and systems integrators. In this way we can offer a broad solution to our customers.

We are organized into four business unit segments, which are Open Platform Solutions, Identity and Security Management, Systems and Resource Management, and Workgroup.

In the third quarter and first nine months of fiscal 2009, total revenue decreased 12% and 9%, compared to the respective prior year periods, similar to many companies in the software industry. Foreign currency exchange rate fluctuations unfavorably impacted revenue by 3% and 2% in the third quarter and first nine months of fiscal 2009, compared to the respective prior year periods. The lower total revenue for the third quarter and first nine months of fiscal 2009 reflected lower services revenue of 30% and 32%, respectively, and lower product revenue of 9% and 5%, respectively, compared to the prior year periods. The lower services revenue is due in part to our strategic initiative of focusing our services business on driving more profitable product revenue while leveraging our services capabilities internally and through third-party partners. The lower product revenue for both the third quarter and first nine months of fiscal 2009, compared to the prior year periods, was primarily a result of lower software licenses revenue, which declined across all segments, except for the Open Platform Solutions business unit segment, for which software licenses revenue is immaterial. The lower software licenses revenue reflected the impact of the slowing economy, which affected our industry more severely in fiscal 2009 than in fiscal 2008. In general, despite challenges posed by the current economic climate, maintenance and subscriptions revenue remained relatively steady due primarily to consistent renewal rates.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Overview (Continued)

Below is a brief summary of the revenue results for each of our four business unit segments:

•

Within our Open Platform Solutions business unit segment, total revenue increased 14% and 15% for the third quarter and first nine months of fiscal 2009, compared to the respective prior year periods, reflecting strong growth in our Linux Platform Products category.

•

Within our Identity and Security Management business unit segment, total revenue decreased 24% and 20% for the third quarter and first nine months of fiscal 2009, compared to the respective prior year periods, reflecting lower software licenses and services revenues.

•

Within our Systems and Resource Management business unit segment, total revenue decreased 14% and 5% for the third quarter and first nine months of fiscal 2009, compared to the respective prior year periods, reflecting lower software licenses and services revenues. In the first nine months of fiscal 2009, revenue from the PlateSpin and Managed Objects acquisitions was $15.4 million compared to PlateSpin revenue of $9.3 million in the prior year period.

•

Within our Workgroup business unit segment, total revenue decreased 15% for both the third quarter and first nine months of fiscal 2009, compared to the respective prior year periods, reflecting lower software licenses and services revenues.

In the third quarter and first nine months of fiscal 2009, total services revenue decreased 30% and 32%, compared to the respective prior year periods. Our services offerings are focused on supporting product sales, not generating stand-alone revenue or profits, which is in line with our strategic initiative of focusing our services business on driving more profitable product revenue while leveraging our services capabilities internally and through third-party partners. Our prior strategy positioned our services offerings less as an enabler of software sales, and more as an independent and unrelated direct revenue initiative. We shifted our services strategy and positioning in fiscal 2008, with an intended gradual implementation. As a result of this, we have seen a general decline in our services revenue in the third quarter and first nine months of fiscal 2009 compared to the respective prior year periods. Services revenues were also impacted by the weak economy as customers reduced their discretionary spending.

Because much of the revenue we invoice is deferred and recognized over time, we consider invoicing, or bookings, to be a key indicator of current sales performance and future revenue performance. Overall invoicing was lower in all of our business unit segments, for both the third quarter and first nine months of fiscal 2009, compared to the respective prior year periods, largely as a result of the weak economy, as customers focused on capital conservation and expense management. These factors have led to projects being delayed or reduced in scope, and have resulted in extended sales cycles for our customers. While we expect these trends to continue in the near term, the fundamental markets that we serve and the value we bring to those markets remain attractive. We believe that the current customer focus on reducing cost, complexity and risk is aligned with our overall value proposition. Additionally, the recent financial turmoil demands stricter requirements for regulation and audit, creating the potential for expanded opportunities for certain of our products.

The increase in gross profit percentage of revenue during the third quarter and first nine months of fiscal 2009 compared to the prior year periods reflected the benefits of our cost reduction initiatives, including prior restructuring actions, and the benefits of realigning our services business to be more efficient and product focused, resulting in a shift to higher-margin product revenue. Total gross profit was lower for the third quarter and first nine months of fiscal 2009, compared to the prior year periods, primarily due to the 12% and 9% decreases in total net revenue, respectively.

Despite the decreasing revenue, our operating margins continue to improve, reflecting the positive impacts of recent restructuring and other cost cutting initiatives. For the third quarter and first nine months of fiscal 2009, we reported operating margins of 10% and 8%, respectively, which compares to 0% and 2% for the third quarter and first nine months of fiscal 2008, respectively.

During the third quarter of fiscal 2009, we recorded net restructuring expenses of $1.2 million, under our current restructuring plan, which we began implementing in the third quarter of fiscal 2009 in response to current economic conditions. During the first nine months of fiscal 2009, we recorded net restructuring expenses of $16.5 million.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations

Reclassifications

Certain amounts reported in prior periods have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on net income (loss).

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

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2009	July 31, 2008	Change	July 31, 2009	July 31, 2008	Change
Software licenses	$27,020	$53,003	(49)%	$85,537	$137,621	(38)%
Maintenance and subscriptions	163,699	155,898	5%	480,843	456,837	5%
Services	25,365	36,284	(30)%	80,170	117,319	(32)%

Total net revenue	$216,084	$245,185	(12)%	$646,550	$711,777	(9)%

Our overall revenue decline of 12% and 9% for the third quarter and first nine months of fiscal 2009, respectively, was similar to that experienced by many companies in the software industry.

Revenue in our software licenses category decreased during the third quarter and first nine months of fiscal 2009 compared to the prior year periods as software licenses revenue declined across all segments except for the Open Platform Solutions business unit segment, for which software licenses revenue is immaterial. The lower software licenses revenue reflected the impact of the slowing economy, which affected our industry more severely in fiscal 2009 than in fiscal 2008. For the first nine months of fiscal 2009, this decrease was partially offset by additional software licenses revenue in the first year after acquiring PlateSpin, which we acquired on March 26, 2008, and from Managed Objects, which we acquired on November 13, 2008, which accounted for $6.5 million of incremental software licenses revenue.

Revenue from maintenance and subscriptions increased in the third quarter and first nine months of fiscal 2009 compared to the prior year periods primarily due to increased revenue from Linux Platform Products, which increased $7.0 million, or 22%, in the third quarter of fiscal 2009, and $21.1 million, or 24%, in the first nine months of fiscal 2009, compared to the respective prior year periods. Revenue from maintenance and subscriptions also benefited from our acquisitions. During the third quarter of fiscal 2009, our acquisition of Managed Objects contributed $1.6 million of incremental maintenance and subscriptions revenue. For the first nine months of fiscal 2009, incremental maintenance and subscriptions revenue in the first year after acquiring PlateSpin and from Managed Objects accounted for new revenue of $5.9 million. In general, despite challenges posed by the current economic climate, maintenance and subscriptions revenue continued at relatively steady rates due primarily to consistent renewal rates.

While our services offerings are focused increasingly on supporting product sales, not generating stand-alone revenue or profits, the decline in services revenue in the third quarter and first nine months of fiscal 2009 compared to the prior year periods was greater than anticipated as customers reduced their discretionary spending in response to current economic conditions.

Foreign currency exchange rate fluctuations, as measured by using prior period foreign currency exchange rates on non-U.S. dollar denominated revenue, negatively impacted total net revenue by $6.1 million, or 3%, and $15.2 million, or 2%, during the third quarter and first nine months of fiscal 2009, respectively.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Net revenue in the Open Platform Solutions segment was as follows:

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2009	July 31, 2008	Change	July 31, 2009	July 31, 2008	Change
Software licenses	$73	$—	—%	$104	$164	(37)%
Maintenance and subscriptions	39,868	33,558	19%	115,764	96,113	20%
Services	4,307	5,326	(19)%	13,954	16,922	(18)%

Total net revenue	$44,248	$38,884	14%	$129,822	$113,199	15%

Revenue from our Open Platform Solutions segment increased in the third quarter of fiscal 2009 compared to the prior year period primarily due to Linux Platform Products, which increased by $7.0 million, or 22%. Invoicing for Linux Platform Products in the third quarter of fiscal 2009 decreased 24% compared to the prior year period, in part due to declining server shipments and increased virtualization. In addition, because our Linux business is dependent on large deals, we experience fluctuations in our quarterly invoicing. The invoicing change from the prior year period is primarily the result of a decrease in the number of large deals that closed in the third quarter of fiscal 2009, reflecting the impact of the weak economy.

Revenue from our Open Platform Solutions segment increased in the first nine months of fiscal 2009 compared to the prior year period primarily due to Linux Platform Products, which increased by $21.1 million, or 24%. Invoicing for Linux Platform Products in the first nine months of fiscal 2009 decreased 22% compared to the prior year period. The invoicing decrease in the first nine months of 2009 primarily reflects fluctuations in our quarterly invoicing. The invoicing change from the prior year period is the result of a decrease in the number of large deals that closed in the first nine months of fiscal 2009, reflecting the impact of the weak economy.

Net revenue in the Identity and Security Management segment was as follows:

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2009	July 31, 2008	Change	July 31, 2009	July 31, 2008	Change
Software licenses	$7,929	$16,567	(52)%	$23,087	$40,581	(43)%
Maintenance and subscriptions	22,336	20,311	10%	65,790	59,339	11%
Services	8,102	13,482	(40)%	26,322	43,769	(40)%

Total net revenue	$38,367	$50,360	(24)%	$115,199	$143,689	(20)%

Revenue from our Identity and Security Management segment decreased in the third quarter of fiscal 2009 compared to the prior year period, primarily from lower software licenses revenue as well as lower services revenue, reflecting the impact of the weak economy. Identity, Access and Compliance Management product revenue decreased $5.3 million, or 16%, in the third quarter of fiscal 2009 compared to the prior year period, due in part to invoicing declines of 4% in the third quarter of fiscal 2009 compared to the prior year period. Longer sales cycles and decreased contract duration also negatively impacted revenue.

Revenue from our Identity and Security Management segment decreased in the first nine months of fiscal 2009 compared to the prior year period, primarily due to the weak economy. Identity, Access and Compliance Management product revenue decreased $7.2 million, or 8%, compared to the first nine months of fiscal 2008, due in part to invoicing declines of 8% in the first nine months of fiscal 2009 compared to the prior year period. Longer sales cycles and decreased contract duration also negatively impacted revenue.

Net revenue in the Systems and Resource Management segment was as follows:

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2009	July 31, 2008	Change	July 31, 2009	July 31, 2008	Change
Software licenses	$7,527	$15,439	(51)%	$25,183	$34,476	(27)%
Maintenance and subscriptions	32,469	31,671	3%	95,151	90,573	5%
Services	5,584	5,972	(6)%	16,003	18,141	(12)%

Total net revenue	$45,580	$53,082	(14)%	$136,337	$143,190	(5)%

Revenue from our Systems and Resource Management segment decreased in the third quarter of fiscal 2009 compared to the prior year period, primarily from lower software licenses revenue from our ZENworks® and PlateSpin® products. This decrease was

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

partially offset by $1.7 million of incremental revenue from our Managed Objects acquisition. Invoicing for Systems and Resource Management products decreased 16% in the third quarter of fiscal 2009 compared to the prior year period, reflecting the impact of the weak economy. These revenue declines were also impacted by longer sales cycles and decreased contract duration.

Revenue from our Systems and Resource Management segment decreased in the first nine months of fiscal 2009 compared to the prior year period, primarily from lower software licenses revenue from our ZENworks products. This decrease was partially offset by additional revenue in the first year after acquiring PlateSpin and from Managed Objects which resulted in incremental revenue of $12.4 million. Invoicing for Systems and Resource Management products decreased 8% in the first nine months of fiscal 2009 compared to the prior year period, reflecting the impact of the weak economy. These revenue declines were also impacted by longer sales cycles and decreased contract duration.

Net revenue in the Workgroup segment was as follows:

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2009	July 31, 2008	Change	July 31, 2009	July 31, 2008	Change
Software licenses	$11,491	$20,997	(45)%	$37,163	$62,400	(40)%
Maintenance and subscriptions	69,026	70,358	(2)%	204,138	210,812	(3)%
Services	7,372	11,504	(36)%	23,891	38,487	(38)%

Total net revenue	$87,889	$102,859	(15)%	$265,192	$311,699	(15)%

Revenue from our Workgroup segment decreased in the third quarter of fiscal 2009 compared to the prior year period primarily from lower combined OES and NetWare-related product revenue of $6.2 million, lower services revenue of $4.1 million and lower Collaboration product revenue of $2.4 million. Invoicing for the combined OES and NetWare-related products decreased 13% in the third quarter of fiscal 2009 compared to the prior year period. Product invoicing for the Workgroup segment decreased 14% in the third quarter of fiscal 2009 compared to the prior year period. These declines were attributable to the weak economy and the lifecycle stage of our products in the Workgroup segment, and further reflect longer sales cycles and decreased contract duration.

Revenue from our Workgroup segment decreased in the first nine months of fiscal 2009 compared to the prior year period primarily from lower combined OES and NetWare-related product revenue of $19.9 million, lower services revenue of $14.6 million and lower Collaboration product revenue of $8.8 million. Invoicing for the combined OES and NetWare-related products decreased 20% in the first nine months of fiscal 2009 compared to the prior year period. Product invoicing for the Workgroup segment decreased 18% in the first nine months of fiscal 2009 compared to the prior year period. These declines were attributable to the weak economy and the lifecycle stage of our products in the Workgroup segment, and further reflect longer sales cycles and decreased contract duration.

Deferred Revenue

We had total deferred revenue of $674.3 million as of July 31, 2009 compared to $725.6 million and $730.1 million at July 31, 2008 and October 31, 2008, respectively. Deferred revenue represents revenue that is expected to be recognized in future periods primarily under maintenance contracts and subscriptions that are recognized ratably over the related contract periods, typically one to three years. Deferred revenue related to our agreements with Microsoft is recognized ratably over various related service periods, which can extend up to five years. The decrease in total deferred revenue of $55.8 million compared to October 31, 2008 is primarily attributable to the recognition of deferred revenue related to our agreement with Microsoft to purchase SLES certificates (See the subsection entitled, “Microsoft Agreements–Related Revenue” of Note B, “Summary of Significant Accounting Policies” in our fiscal 2008 Annual Report on Form 10-K for more details on the 2006 Microsoft agreement).

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Gross Profit

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2009	July 31, 2008	Change	July 31, 2009	July 31, 2008	Change
Software licenses	$24,250	$47,691	(49)%	$77,861	$125,182	(38)%
percentage of related revenue	90%	90%		91%	91%
Maintenance and subscriptions	$150,027	$142,597	5%	$441,927	$420,588	5%
percentage of related revenue	92%	91%		92%	92%
Services	$(5,176)	$(4,691)	(10)%	$(12,400)	$(11,989)	(3)%
percentage of related revenue	(20)%	(13)%		(15)%	(10)%
Total gross profit	$169,101	$185,597	(9)%	$507,388	$533,781	(5)%
percentage of revenue	78%	76%		78%	75%

The increase in gross profit percentage of revenue during the third quarter and first nine months of fiscal 2009 compared to the prior year periods reflected the benefits of our cost reduction initiatives, including our prior restructuring actions, and the benefits of realigning our services business to be more efficient and product focused, resulting in a shift to higher-margin product revenue. Our services offerings are increasingly focused on supporting product sales, not generating stand-alone revenue or profits, in line with our strategic initiatives.

Total gross profit was lower for the third quarter of fiscal 2009 compared to the prior year period primarily due to the 12% decrease in total net revenue. Foreign currency exchange rate fluctuations during the third quarter of fiscal 2009, compared to the prior year period, unfavorably impacted gross profit by $4.2 million, or 3%.

Total gross profit was lower for the first nine months of fiscal 2009 compared to the prior year period primarily due to the 9% decrease in total net revenue. Foreign currency exchange rate fluctuations during the first nine months of fiscal 2009, compared to the prior year period, unfavorably impacted gross profit by $8.2 million, or 2%.

Gross profit by business unit segment was as follows:

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2009	July 31, 2008	Change	July 31, 2009	July 31, 2008	Change
Open Platform Solutions	$36,281	$28,713	26%	$104,806	$81,204	29%
percentage of related revenue	82%	74%		81%	72%
Identity and Security Management	$25,786	$31,259	(18)%	$78,737	$83,340	(6)%
percentage of related revenue	67%	62%		68%	58%
Systems and Resource Management	$35,622	$43,986	(19)%	$110,411	$118,833	(7)%
percentage of related revenue	78%	83%		81%	83%
Workgroup	$74,364	$85,694	(13)%	$223,457	$259,134	(14)%
percentage of related revenue	85%	83%		84%	83%
Common unallocated operating costs	$(2,952)	$(4,055)	27%	$(10,023)	$(8,730)	(15)%
Total gross profit	$169,101	$185,597	(9)%	$507,388	$533,781	(5)%
percentage of revenue	78%	76%		78%	75%

The changes in gross profit in each of our business unit segments in the third quarter and first nine months of fiscal 2009 compared to the prior year period can be characterized as follows:

•	Open Platform Solutions – increased both as a percentage of revenue and in total primarily from higher revenues, cost containment efforts, and increased technical support efficiency.
•

Identity and Security Management – increased as a percentage of revenue due to a more favorable mix of higher-margin product revenue and cost containment efforts. The total decrease in gross profit reflects the revenue decreases.

•

Systems and Resource Management – decreased both as a percentage of revenue and in total primarily from lower overall revenues and from lower gross profit percentages due primarily to higher royalties related to PlateSpin.

•

Workgroup – increased as a percentage of revenue primarily due to a more favorable mix of higher-margin product revenue and cost containment efforts. The total decrease in gross profit reflects the revenue decreases.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Operating Expenses

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2009	July 31, 2008	Change	July 31, 2009	July 31, 2008	Change
Sales and marketing	$74,647	$95,950	(22)%	$227,238	$277,861	(18)%
percentage of revenue	35%	39%		35%	39%
Product development	$45,683	$50,082	(9)%	$135,627	$141,092	(4)%
percentage of revenue	21%	20%		21%	20%
General and administrative	$26,170	$28,213	(7)%	$75,397	$85,869	(12)%
percentage of revenue	12%	12%		12%	12%
Restructuring expenses	$1,227	$6,570	(81)%	$16,500	$11,329	46%
percentage of revenue	1%	3%		3%	2%
Purchased in-process research and development	$—	$—	—%	$—	$2,700	—%
percentage of revenue	—%	—%		—%	—%
Loss (gain) on sale of subsidiaries	$—	$3,811	—%	$(16)	$3,811	(100)%
percentage of revenue	—%	2%		—%	1%
Total operating expenses	$147,727	$184,626	(20)%	$454,746	$522,662	(13)%
percentage of revenue	68%	75%		70%	73%

Sales and marketing expenses decreased in the third quarter of fiscal 2009 compared to the prior year period primarily from cost reduction initiatives, including our prior restructuring actions, lower program spending, reduced travel and entertainment and outside service costs, and favorable foreign currency exchange rate fluctuations of $4.0 million. Sales and marketing headcount was lower by 51 employees, or 5%, at the end of the third quarter of fiscal 2009 compared to the prior year period.

Sales and marketing expenses decreased in the first nine months of fiscal 2009 compared to the prior year period primarily from the cost reduction initiatives described above, and favorable foreign currency exchange rate fluctuations of $15.4 million, partially offset by incremental sales and marketing expenses in the first year after acquiring PlateSpin and Managed Objects, of $12.9 million.

Product development expenses in the third quarter of fiscal 2009 decreased compared to the prior year period primarily from cost reduction initiatives, including our prior restructuring actions, and favorable foreign currency exchange rate fluctuations of $1.9 million. Product development headcount decreased by 55 employees, or 4%, at the end of the third quarter of fiscal 2009 compared to the prior year period.

Product development expenses in the first nine months of fiscal 2009 decreased compared to the prior year period primarily from cost reduction initiatives, including our prior restructuring actions, and favorable foreign currency exchange rate fluctuations of $7.3 million, partially offset by incremental product development expenses in the first year after acquiring PlateSpin and Managed Objects, of $7.1 million.

General and administrative expenses decreased in the third quarter of fiscal 2009 compared to the prior year period primarily from cost reduction initiatives, including our prior restructuring actions, and favorable foreign currency exchange rate fluctuations of $0.6 million. General and administrative headcount was lower by 184 employees, or 30%, at the end of the third quarter of fiscal 2009 compared to the prior year period, reflecting the outsourcing of the majority of our IT support functions to Affiliated Computer Services, Inc. This decrease in headcount-related expenses was offset by an increase in outside service costs as a result of the IT outsourcing.

General and administrative expenses decreased in the first nine months of fiscal 2009 compared to the prior year period primarily from cost reduction initiatives, including our prior restructuring actions, a decrease in stock-based compensation expense of $2.3 million and favorable foreign currency exchange rate fluctuations of $2.4 million. These decreases were partially offset by incremental general and administrative expenses in the first year after acquiring PlateSpin and Managed Objects, of $1.8 million.

During the third quarter and first nine months of fiscal 2009, we recorded net restructuring expenses of $1.2 million and $16.5 million, respectively. The $16.5 million of net restructuring charges incurred during the first nine months of fiscal 2009 was comprised of $1.7 million for our current restructuring plan implemented in the third quarter of fiscal 2009 in response to economic conditions, $14.0 million for the completion of our restructuring plan that began in the fourth quarter of fiscal 2006, and $0.8 million of adjustments to prior period restructuring actions.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Foreign currency exchange rate fluctuations during the third quarter of fiscal 2009, compared to the prior year period, unfavorably impacted revenue by $6.1 million, favorably impacted operating expenses by $8.4 million and favorably impacted income from operations by $2.3 million. Foreign currency exchange rate fluctuations during the first nine months of fiscal 2009, compared to the prior year period, unfavorably impacted revenue by $15.2 million, favorably impacted operating expenses by $32.1 million and favorably impacted income from operations by $16.9 million. Since a large portion of our recognized revenue is deferred revenue that was recorded at different foreign currency exchange rates, the impact to revenue of changes in foreign currency exchange rates is recognized over time, whereas the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred.

Other Income (Expense)

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2009	July 31, 2008	Change	July 31, 2009	July 31, 2008	Change
Investment income	$6,084	$11,667	(48)%	$18,650	$59,444	(69)%
percentage of revenue	3%	5%		3%	8%
Impairment of investments	$(2,370)	$(14,738)	84%	$(5,466)	$(14,738)	63%
percentage of revenue	(1)%	(6)%		(1)%	(2)%
Interest expense and other, net	$(4,580)	$(5,705)	20%	$(11,482)	$(18,474)	38%
percentage of revenue	(2)%	(2)%		(2)%	(3)%
Total other (expense) income, net	$(866)	$(8,776)	90%	$1,702	$26,232	(94)%
percentage of revenue	—%	(4)%		—%	4%

Investment income includes income from short-term and long-term investments. Investment income for the third quarter and first nine months of fiscal 2009 decreased compared to the prior year periods due primarily to lower interest rates and to a decrease in cash, cash equivalents and short-term investments resulting primarily from cash expended for repurchasing our 0.5% senior convertible debentures due 2024 (“Debentures”), acquisitions and stock repurchases.

During the third quarter and first nine months of fiscal 2009, we recorded an other-than-temporary impairment charge of $2.4 million and $5.5 million, respectively, related to our auction-rate securities (“ARSs”). For further information, see the “Liquidity and Capital Resources” section below.

Interest expense and other, net for the third quarter and first nine months of fiscal 2009 decreased compared to the prior year periods due primarily to the Debenture repurchase, which resulted in lower interest expense.

Income Tax Expense on Income (Loss) from Continuing Operations

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2009	July 31, 2008	Change	July 31, 2009	July 31, 2008	Change
Income tax expense	$4,151	$7,320	(43)%	$13,295	$31,926	(58)%
Effective tax rate	20%	(94)%		24%	85%

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

The effective tax rate for the third quarter and first nine months of fiscal 2009 differs from the federal statutory rate of 35% primarily due to the effects of stock-based compensation, differences between the book and tax treatment of certain income items on which a valuation allowance has been recorded, and the jurisdictional mix of earnings. A quantitative reconciliation of our effective tax rate to the U.S. statutory rate is provided in our Annual Report on Form 10-K.

The effective tax rate on continuing operations for the third quarter and first nine months of fiscal 2009 was 20% and 24%, respectively, compared to an effective tax rate of (94)% and 85% for the comparable prior year periods. In fiscal 2008, we had a significant book to tax differences that increased fiscal 2008 taxable income primarily as a result of a large one-time cash payment to us in fiscal 2006 that we deferred for tax purposes to fiscal 2008. Because of these book to tax differences, the overall effective tax rate in the first nine months of fiscal 2008 was higher than in the same period in fiscal 2009. Also, as a result of these book to tax differences, tax expense was recorded in the third fiscal quarter of 2008 on a pre-tax book loss, resulting in a (94%) effective tax rate in that quarter.

Net Income (Loss) Components

	Three months ended		Nine months ended
(In thousands)	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008
Income (loss) from continuing operations	$16,357	$(15,125)	$41,049	$5,425
Income from discontinued operations, net of tax	302	—	1,904	2,121

Net income (loss)	$16,659	$(15,125)	$42,953	$7,546

Discontinued operations for the third quarter and first nine months of fiscal 2009 relates to the gains from the sale in March 2007 of our Salmon Ltd. (“Salmon”) subsidiary as Salmon met certain cumulative revenue targets. Discontinued operations for the first nine months of fiscal 2008 relates to the disposition of our Cambridge Technology Partners (Switzerland) SA (“CTP Switzerland”) subsidiary discussed in the “Divestitures” section, below.

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

license rather than spread proportionately over all elements. Therefore, when a discount exists, less revenue is recognized at the time of sale under the residual method than under the relative fair value method, which we used prior to fiscal 2009. We believe that the change to the residual method did not materially impact revenue in either the third quarter or the first nine months of fiscal 2009.

Acquisitions

Our goal is to facilitate revenue growth both organically and, potentially, through accretive strategic acquisitions that complement existing growth business unit segments. In the first nine months of fiscal 2009, we completed two acquisitions.

Fortefi

On February 10, 2009, we acquired certain assets of Fortefi Ltd., a United Kingdom-based company, and Fortefi Corporation, a Delaware corporation (collectively referred to as “Fortefi”). Fortefi is a supplier of an identity management solution that controls “super user” access rights. Fortefi was a small operation of which the revenues, net operating results, assets and liabilities were immaterial to us. The purchase price consisted of $3.0 million in cash, plus merger and transaction costs of $0.1 million. See Note B, “Acquisitions,” for more details about the Fortefi acquisition.

Managed Objects

On November 13, 2008, we acquired 100% of the outstanding stock of Managed Objects, a supplier of business service management solutions, through a merger of Managed Objects into a wholly-owned subsidiary of Novell. The purchase price, consisted of $46.3 million in cash, plus merger and transaction costs of $1.1 million. See Note B, “Acquisitions,” for more details about the Managed Objects acquisition.

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

Salmon

On March 12, 2007, we sold our shares in our wholly-owned Salmon subsidiary to Okam Limited, a U.K. Limited Holding Company, for $4.9 million, which amount has been received, plus an additional contingent payment of £2.0 million (approximately $3.1 million) which we expect to receive because Salmon has met its cumulative future revenue targets. Of the $4.9 million initial sales proceeds, $2.9 million was received at the time of sale and the remaining $2.0 million was received during the second quarter of fiscal 2008. During fiscal 2008, we received $1.2 million of the approximate $3.1 million contingent amount. During the first quarter of fiscal 2009, we received an additional contingent cash payment of $1.0 million. In the second and third quarters of fiscal 2009, we earned the remaining $0.6 million and $0.3 million, respectively, for which a receivable was recorded and is due to be paid to us during fiscal 2010. No further payments will be owed to us. For the first nine months of fiscal 2009, we have earned $1.9 million, which is shown on the line item “Income from discontinued operations” on our consolidated statements of operations.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Divestitures (Continued)

Sale of Subsidiaries

Our sale of subsidiaries includes the divestitures of our Chile subsidiary in fiscal 2009 and our Mexico and Argentina subsidiaries in fiscal 2008.

Chile subsidiary

During the second quarter of fiscal 2009, we sold our Chile subsidiary to the same Latin American distribution partner that purchased our Mexico and Argentina subsidiaries. Our Chile subsidiary was a very small operation with an immaterial net book value, and was sold for an insubstantial amount. The loss recorded on this sale was $0.1 million and is shown as a component of the line item “(Gain) loss on sale of subsidiaries” on our consolidated statements of operations. We will continue to sell products to customers in Chile through this distribution partner. Accordingly, we will have continuing cash flows from this business and have not presented Chile as a discontinued operation in our consolidated statements of operations.

Mexico and Argentina subsidiaries

During fiscal 2008, we sold our Mexico and our Argentina subsidiaries to one of our Latin American distribution partners. During the first quarter of fiscal 2009, we reached final settlement related to working capital adjustments on the sale of the Mexico subsidiary. This resulted in a non-cash gain of $0.2 million. During the second quarter of fiscal 2009, we reached final settlement related to working capital adjustments on the sale of the Argentina subsidiary. This resulted in a non-cash loss of $0.1 million. These gains and losses are shown as a component of the line item “(Gain) loss on sale of subsidiaries” on our consolidated statements of operations.

The $6.4 million on the line item, “Net cash distributions from sale of subsidiaries” on our consolidated statements of cash flows for the nine months ended July 31, 2008 resulted from our not receiving any of our cash proceeds for the sales of the Mexico and Argentina subsidiaries until the fourth quarter of fiscal 2008, in accordance with the sales agreement.

Liquidity and Capital Resources

The balance in cash, cash equivalents, and short-term investments and the balance as a percent of total assets are as follows:

(Dollars in thousands)	July 31, 2009	October 31, 2008	Change
Cash, cash equivalents, and short-term investments	$921,496	$1,067,847	(14)%
Percent of total assets	44%	47%

An overview of the significant cash flow activities for the first nine months of fiscal 2009 and 2008 is as follows:

	Nine months ended
(In thousands)	July 31, 2009	July 31, 2008
Net cash provided by (used in) operating activities	$21,068	$(18,830)
Purchases of property, plant and equipment	(14,763)	(28,523)
Proceeds from sales of and distributions from long-term investments	3,909	21,738
Cash paid for acquisitions, net of cash acquired	(48,472)	(219,553)
Net cash proceeds (distributions) from sale of discontinued operations	1,036	(909)
Net cash distributions from sale of subsidiaries	—	(6,427)
Change in restricted cash	(307)	(52,410)
Purchases of intangible assets	—	(6,000)
Issuances of common stock	2,925	12,618
Debenture repurchases	(125,537)	(142,457)
Common stock repurchases/retirements	—	(44,663)

Cash provided by operating activities during the first nine months of fiscal 2009 was $21.1 million and included the receipt of $25.0 million from Microsoft for the first payment under the August 2008 agreement to purchase additional SLES certificates. Cash used in

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources (Continued)

operating activities during the first nine months of fiscal 2008 included the final $13.9 million of special interest payments required under the consent solicitation for the Debentures (For more information on the special interest payments, see Note P, “Senior Convertible Debentures” in our fiscal 2008 Annual Report on Form 10-K). Our purchases of property, plant and equipment decreased significantly during the first nine months of fiscal 2009 compared to the prior year period reflecting our efforts to conserve cash and lower depreciation expenses for future periods.

As of July 31, 2009, we had cash, cash equivalents, and short-term investments of approximately $420 million held in accounts outside the United States, which would largely be subject to taxation if repatriated. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. As of July 31, 2009, our short-term investment portfolio includes gross unrealized gains and losses of $5.8 million and $1.5 million, respectively.

At July 31, 2009 and October 31, 2008, all of our ARSs are classified as long-term investments on our consolidated balance sheets, and at July 31, 2009, were our only long-term investments. Contractual maturities for these ARSs are greater than 15 years with an interest reset date every 28 to 90 days. With the liquidity issues experienced in the global credit and capital markets, our ARSs have experienced failed auctions.

We estimated the fair value of these ARSs using a discounted cash flow analysis that considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of the expected future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) consideration of the time horizon for the market value of each security to return to its original cost. When available, we also include market information and weigh this with our discounted cash flow analysis to estimate fair value. We estimated that the fair market value of these securities at July 31, 2009 and October 31, 2008 was $8.5 million and $11.1 million, respectively. Prior to the other-than-temporary impairment charges, the original cost of these ARSs was $39.8 million.

During the third quarter and first nine months of fiscal 2009, we recorded other-than-temporary impairment charges of $2.4 million and $5.5 million, respectively. During the third quarter of fiscal 2009, we received notification that two of our ARSs will no longer be paying interest or dividends. As a result of the lack of expected future cash flows, we estimated the fair value of these two securities at zero and recorded an other-than-temporary impairment charge of $1.9 million, which is a component of the $2.4 million other-than-temporary impairment charge recorded during the third quarter of fiscal 2009. The remaining other-than-temporary impairment charges recorded during the third quarter and first nine months of fiscal 2009 were based on our assessment that it was likely that the fair value of our ARSs would not fully recover in the foreseeable future, given a combination of factors, including the duration, severity and continued declining trend of the fair value of these securities as well as a deterioration in some of the securities’ credit ratings. The other-than-temporary impairment charge of $5.5 million recorded during the first nine months of fiscal 2009 is in addition to the $28.7 million of other-than-temporary impairment charges that were recorded during fiscal 2008. We consider all of our other-than-temporary losses to be credit losses and therefore these losses have been recorded in the “Impairment of investments” line item in the consolidated statements of operations. During the third quarter of fiscal 2009, four of our eight ARSs had an improvement in estimated fair value resulting in a $2.9 million unrealized gain.

The fair value of the ARSs could change in the future and we may be required to record additional other-than-temporary impairment charges if there are further reductions in fair value in future periods.

Based on our ability to access our cash, cash equivalents, and short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity on our ARSs will affect our ability to operate our business as usual during the next twelve months.

During fiscal 2008, our holdings in an enhanced liquidity fund were frozen due to liquidity issues. The fund manager continued to distribute cash on a pro rata basis to the fund’s shareholders as the underlying securities matured. Those distributions that were forecasted to be received more than twelve months after the balance sheet date were classified as a long-term investment on our consolidated balance sheets. At October, 31, 2008, the short-term and long-term portions of this fund were $18.4 million and $3.9 million, respectively. During the third quarter of fiscal 2009, we received a distribution for the remaining $15.6 million balance of the fund.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources (Continued)

In relation to the appeal we filed in the Amer Jneid legal matter, we were required by the court to post a $51.5 million bond during fiscal 2008 (See Note L, “Legal Proceedings”). The amount of the bond was determined by statutory regulations and has no connection to the amount we believe may ultimately be paid in this matter. The bond is held in an interest-bearing account in our name, but is restricted and classified as such on our consolidated balance sheets. The restriction will continue until the resolution of this legal matter. The bond earned $0.3 million of interest during the first nine months of fiscal 2009, increasing restricted cash to $53.0 million at July 31, 2009.

According to the terms of the Open Invention Network, LLC (“OIN”) agreement, under which we have a $20.0 million or 17% interest in OIN, we could be required to make future cash contributions which we would fund with cash from operating activities and cash on hand.

During the third quarter of fiscal 2009, in accordance with the terms of our Debentures, we offered to repurchase our outstanding Debentures. As a result, we repurchased $121.7 million of outstanding Debentures at face value and paid $0.1 million, primarily for legal fees incurred in connection with the repurchase. During the third quarter and first nine months of fiscal 2009, we made total cash payments for interest of $0.3 million and $0.6 million.

During the third quarters of fiscal 2009 and 2008, we incurred interest expense, including the amortization of deferred financing costs related to the Debentures, of $0.9 million and $4.2 million, respectively. During the first nine months of fiscal 2009 and 2008, we incurred interest expense, including the amortization of deferred financing costs related to the Debentures, of $3.2 million and $15.3 million, respectively.

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the third quarter or first nine months of fiscal 2009. As of July 31, 2009, $33.2 million remains available to be used for repurchasing common stock under the current Board authorization.

Our contractual obligations as of July 31, 2009 are as follows:

	Payments Due by Period
(in millions)	Total	Fourth Quarter of Fiscal 2009	Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014	Beyond Fiscal 2014

Debt issuance (a)	$4.9	$0.2	$0.8	$1.5	$1.5	$0.9
Interest payments on debt issuance (a)	1.1	0.1	0.3	0.5	0.2	—
Purchase obligations (b)(c)	154.5	12.6	38.7	55.9	47.3	—
Operating lease obligations	92.9	5.0	17.9	27.1	15.7	27.2
Tax reserves (d)	37.5	0.9	2.9	6.2	1.1	26.4
Letters of credit	8.2	—	8.2	—	—	—

Total	$299.1	$18.8	$68.8	$91.2	$65.8	$54.5

___________

(a)	This debt was retired in early August 2009.

(b)	Purchase obligations represent future contracted payments entered into as part of the normal course of business that are not recorded as liabilities at July 31, 2009.

(c)	Included in this amount is the approximate $135 million, five-year contract to outsource the majority of our internal IT systems and operations to Affiliated Computer Services, Inc.

(d)	The timing of the payouts is estimated and subject to change.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources (Continued)

Our principal sources of liquidity continue to be from operating activities, cash on hand, and short-term investments. Our liquidity needs for the next twelve months and beyond are principally for financing of fixed assets, repurchases of common stock under our share repurchase plan, payments under our restructuring plans, product development investments, and maintaining flexibility in a dynamic and competitive operating environment, including pursuing potential acquisition and investment opportunities.

Barring unforeseen circumstances, we anticipate being able to fund these liquidity needs for the next twelve months with existing cash, cash equivalents, and short-term investments together with cash generated from operating activities and investment income. We believe that offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and are dependent on market conditions at such time.

Off-Balance Sheet Arrangements

At July 31, 2009, we had no off-balance sheet arrangements as defined by applicable SEC rules.

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008 (our fiscal 2010). For acquisitions that close after November 1, 2009 or for any acquisition-related tax adjustments, including any release of deferred tax asset valuation allowances, that occur after November 1, 2009, this pronouncement will impact our financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years and fiscal quarters beginning on or after December 15, 2008 (our fiscal 2010). The impact of this pronouncement on our financial position and results of operations is anticipated to be immaterial.

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

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Recent Pronouncements (Continued)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R) (“FIN 46(R)”) to replace the quantitative-based risks and rewards calculation for initially determining which enterprise, if any, has a controlling financial interest in and will be required to consolidate a variable interest entity. A variable interest entity is defined within FIN 46(R), and is typically an entity that will need additional funding to operate. SFAS No. 167 requires a more qualitative approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity that most significantly impacts the variable interest entity’s economic performance. SFAS No. 167 also requires ongoing assessments of which enterprise, if any, will have to consolidate the variable interest entity. Additional disclosures are also required. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009 (our fiscal 2011). The impact of this pronouncement on our financial position and results of operations is anticipated to be immaterial.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 authorizes the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC. The Codification does not change existing accounting principles. The Codification will simplify user access to authoritative accounting and reporting literature by providing one source for authoritative accounting literature related to a particular topic. Beginning September 15, 2009, all references to SFAS’s, SOP’s, FSP’s, etc. will no longer be considered authoritative, and will be replaced by corresponding references to the Codification. Beginning with our annual report on Form 10-K for the fiscal year ended 2009, we will utilize the Codification when referencing sources of authoritative accounting literature.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the third quarter and first nine months of fiscal 2009, we recorded other-than-temporary impairment charges of $2.4 million and $5.5 million, respectively, related to our ARSs. For further information, see the “Liquidity and Capital Resources” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

Foreign currency exchange rate fluctuations during the third quarter of fiscal 2009, compared to the prior year period, unfavorably impacted revenue by $6.1 million, favorably impacted operating expenses by $8.4 million and favorably impacted income from operations by $2.3 million. Foreign currency exchange rate fluctuations during the first nine months of fiscal 2009, compared to the prior year period, unfavorably impacted revenue by $15.2 million, favorably impacted operating expenses by $32.1 million and favorably impacted income from operations by $16.9 million. Since a large portion of our recognized revenue is deferred revenue that was recorded at different foreign currency exchange rates, the impact to revenue of changes in foreign currency exchange rates is recognized over time, whereas the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred.

Apart from the above, there have been no significant changes in our interest rate risk and market risk exposures and procedures or in our foreign currency hedging procedures during the third quarter and first nine months of fiscal 2009 as compared to the respective risk exposures and procedures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7A, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases of shares of our common stock pursuant to our share repurchase program and for our stock-based compensation plans during the third quarter of fiscal 2009.

(In thousands, except per share amounts) Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
May 1, 2009 through May 31, 2009	21	$4.11	—	$33,180
June 1, 2009 through June 30, 2009	342	4.17	—	33,180
July 1, 2009 through July 31, 2009	7	4.23	—	33,180

Total	370	$4.17	—	33,180

The total number of shares purchased was for shares surrendered to us to satisfy tax withholding obligations in connection with our equity plans.

NOVELL, INC.

PART II. OTHER INFORMATION – (Continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Continued)

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the third quarter or first nine months of fiscal 2009. As of July 31, 2009, $33.2 million remains available to be used for repurchasing common stock under the current Board authorization.

Item 6. Exhibits

The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

NOVELL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)

Date: September 4, 2009	By:	/s/ DANA C. RUSSELL
Dana C. Russell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

NOVELL, INC.

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.2	By-Laws, as amended and restated August 12, 2009. (1)

10.1	Form of Restricted Stock Unit Agreement for non-employee directors. (2)

10.2	Form of Restricted Stock Unit Agreement for employees. (2)

10.3	Form of Nonqualified Stock Option Agreement for non-employee directors. (2)

10.4	Form of Nonqualified Stock Option Agreement for employees. (2)

10.5	Form of Nonqualified Stock Option Grant Agreement.

10.6	Form of Restricted Stock Unit Grant Agreement.

31.1	Rule 13a-14(a) Certification.

31.2	Rule 13a-14(a) Certification.

32.1	18 U.S.C. Section 1350 Certification.

32.2	18 U.S.C. Section 1350 Certification.

__________________________________

(1)   Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed August 13, 2009 (File No. 000-13351).

(2)   Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 9, 2009 (File No. 000-13351).