Form 10-Q
period 2010-01-31
NOVELL INC
filed 2010-03-11
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 26, 2010, there were 348,348,057 shares of the registrant’s common stock outstanding.

NOVELL, INC.

Part I. — Financial Information

Item 1.	Financial Statements

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	January 31, 2010	October 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$607,050	$591,656
Short-term investments	384,242	391,809
Restricted cash	53,045	53,033
Receivables (net of allowances of $2,880 and $4,085 at January 31, 2010 and October 31, 2009, respectively)	112,279	177,898
Prepaid expenses	17,996	17,708
Current deferred tax assets	5,442	5,521
Other current assets	23,023	26,747

Total current assets	1,203,077	1,264,372
Property, plant and equipment, net	167,009	170,459
Long-term investments	2,070	10,303
Goodwill	356,194	356,033
Intangible assets, net	34,523	36,621
Deferred income taxes	21,673	26,717
Other assets	34,924	38,403

Total assets	$1,819,470	$1,902,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,859	$37,628
Accrued compensation	49,388	87,928
Other accrued liabilities	82,081	97,154
Income taxes payable	718	—
Deferred revenue	464,850	495,245

Total current liabilities	628,896	717,955
Deferred income taxes	8,360	8,403
Long-term deferred revenue	181,031	193,526
Other long-term liabilities	48,000	48,502

Total liabilities	866,287	968,386

Stockholders’ equity:
Common stock, par value $0.10 per share, Authorized — 600,000,000 shares;
Issued — 363,339,958 and 362,175,921 shares at January 31, 2010 and October 31, 2009, respectively;
Outstanding — 348,236,799 and 347,072,762 shares at January 31, 2010 and October 31, 2009, respectively	36,334	36,218
Additional paid-in capital	447,411	441,798
Treasury stock, at cost — 15,103,159 shares at January 31, 2010 and October 31, 2009	(124,299)	(124,299)
Retained earnings	580,012	559,823
Accumulated other comprehensive income	13,725	20,982

Total stockholders’ equity	953,183	934,522

Total liabilities and stockholders’ equity	$1,819,470	$1,902,908

See notes to consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three months ended
	January 31, 2010	January 31, 2009
	(unaudited)
Net revenue:
Software licenses	$21,193	$28,267
Maintenance and subscriptions	158,951	158,815
Services	22,222	27,789

Total net revenue	202,366	214,871

Cost of revenue:
Software licenses	1,688	2,036
Maintenance and subscriptions	22,572	22,702
Services	19,458	22,159

Total cost of revenue	43,718	46,897

Gross profit	158,648	167,974

Operating expenses:
Sales and marketing	68,916	76,894
Product development	39,702	45,392
General and administrative	25,827	24,195
Restructuring expenses	2,774	8,049
Gain on sale of subsidiary	—	(200)

Total operating expenses	137,219	154,330

Income from operations	21,429	13,644

Other income (expense):
Investment income	3,268	7,176
Gain on sale of previously impaired long-term investments	5,228	—
Impairment of long-term investments	—	(1,677)
Interest expense and other, net	(1,830)	(3,135)

Total other income, net	6,666	2,364

Income from continuing operations before taxes	28,095	16,008
Income tax expense	7,906	6,367

Income from continuing operations	20,189	9,641
Income from discontinued operations	—	1,036

Net income	$20,189	$10,677

Basic earnings per share:
Income from continuing operations	$0.06	$0.03

Net income per share	$0.06	$0.03

Diluted earnings per share:
Income from continuing operations	$0.06	$0.03

Net income per share	$0.06	$0.03

Weighted-average shares outstanding — basic	347,691	343,978
Weighted-average shares outstanding — diluted	349,144	344,281

See notes to consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Three months ended
	January 31, 2010	January 31, 2009
	(unaudited)
Cash flows from operating activities
Net income	$20,189	$10,677
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6,450	8,031
Depreciation and amortization	7,437	11,021
Change in accounts receivable allowances	(1,209)	212
Utilization of previously reserved acquired net operating losses	—	1,102
Income from discontinued operations	—	(1,036)
Gain on sale of subsidiary	—	(200)
Impairment of long-term investments	—	1,677
Gain on sale of previously impaired long-term investments	(5,228)	—
Gain on debenture repurchases	—	(68)
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	66,885	87,836
Prepaid expenses	(473)	2,434
Other current assets	3,543	6,447
Deferred income taxes	4,496	968
Accounts payable	(28)	(8,599)
Accrued liabilities	(53,622)	(78,858)
Deferred revenue	(43,244)	(29,046)

Net cash provided by operating activities	5,196	12,598

Cash flows from investing activities
Purchases of property, plant and equipment	(8,128)	(3,512)
Purchases of short-term investments	(41,555)	(69,921)
Maturities of short-term investments	18,932	13,281
Sales of short-term investments	34,621	63,183
Proceeds from sales of and distributions from long-term investments	7,303	535
Net cash paid for acquisitions	—	(42,950)
Cash proceeds from sale of discontinued operations	243	1,036
Change in restricted cash	(12)	(178)
Other	1,154	(2,350)

Net cash provided by (used in) investing activities	12,558	(40,876)

Cash flows from financing activities
Issuances of common stock	832	983
Debenture repurchases	—	(3,869)
Debt repayment	—	(192)
Excess tax benefits from stock-based compensation	1	26

Net cash provided by (used in) financing activities	833	(3,052)

Effect of exchange rate changes on cash	(3,193)	(611)

Increase (decrease) in cash and cash equivalents	15,394	(31,941)
Cash and cash equivalents — beginning of period	591,656	680,034

Cash and cash equivalents — end of period	$607,050	$648,093

See notes to consolidated financial statements.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. Quarterly Financial Statements

The interim consolidated financial statements as of January 31, 2010 and for the three months ended January 31, 2010 and 2009 were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2009. The accompanying financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of our financial condition and results of operations as of and for the interim periods presented. The interim operating results are not necessarily indicative of the results for a full year.

Reclassifications

As more fully described in Note M, “Segment Information”, during the first quarter of fiscal 2010, we reorganized our business unit segment structure and management, resulting in a change to our reportable business unit segments. In connection with this reorganization, we evaluated our internal cost structure to ensure the resulting business unit segment gross profit and operating income were reflective of our business unit segment management structure. As a result of this evaluation, we determined the allocation and assignment of costs between maintenance and subscriptions and services within cost of revenue should be adjusted to be reflective of the new business unit segment management structure for the three months ended January 31, 2010 and comparative prior year period. For the first quarter of fiscal 2009, in our consolidated statements of operations, $9.3 million of costs were moved from the services cost of revenue line item to the maintenance and subscriptions cost of revenue line item. This change only impacted the components of cost of revenue and had no impact on revenue, total cost of revenue or total gross profit.

Certain other amounts reported in prior periods have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on the statements of operations.

B. Cash, Cash Equivalents, and Short-Term Investments

The following is a summary of our short-term available-for-sale investments at January 31, 2010 and October 31, 2009:

(In thousands)	Cost at January 31, 2010	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at January 31, 2010
Short-term investments:
U.S. government and agency securities	$159,523	$2,621	$(14)	$162,130
Corporate notes and bonds	179,711	4,470	(7)	184,174
Asset-backed securities	27,747	2,784	(2)	30,529
Equity securities	8,237	—	(828)	7,409

Total short-term investments	$375,218	$9,875	$(851)	$384,242

(In thousands)	Cost at October 31, 2009	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at October 31, 2009
Short-term investments:
U.S. government and agency securities	$183,062	$2,633	$—	$185,695
Corporate notes and bonds	169,685	4,269	(12)	173,942
Asset-backed securities	24,828	439	—	25,267
Equity securities	7,923	—	(1,018)	6,905

Total short-term investments	$385,498	$7,341	$(1,030)	$391,809

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

B. Cash, Cash Equivalents, and Short-Term Investments (Continued)

As of January 31, 2010, $7.4 million market value of our equity securities are designated for deferred compensation payments, which are paid out as requested by participants of the plan upon termination. As of January 31, 2010, auction-rate securities (“ARSs”) with an estimated fair value of $4.2 million were classified as short-term investments as they were sold in early February 2010 for a $2.4 million gain and are shown as a component of asset-backed securities in the table above for the period ended January 31, 2010.

As of January 31, 2010, contractual maturities of our short-term investments were:

(In thousands)	Cost	Fair Value
Less than one year	$43,284	$43,943
Due in one to two years	139,042	142,039
Due in two to three years	127,525	130,063
Due in more than three years	57,130	60,788
No contractual maturity	8,237	7,409

Total short-term investments	$375,218	$384,242

We had net unrealized gains related to short-term investments of $9.0 million and $6.3 million at January 31, 2010 and October 31, 2009, respectively.

The realized gains and losses related to these securities are included in the “Investment income” line item in the consolidated statements of operations. Realized gains and losses on short-term investments were as follows:

	Three months ended
(In thousands)	January 31, 2010	January 31, 2009
Realized gains	$381	$1,042
Realized losses	$61	$1,013

We did not record any impairment losses on short-term investments during the first quarters of fiscal 2010 and 2009, as we considered the unrealized losses to be temporary. With respect to our debt securities that are in an unrealized loss position, we expect to recover the entire cost basis of these securities before we sell them, therefore they are not considered to be other-than-temporarily impaired. We do not consider our equity securities that are in an unrealized loss position to be impaired as we have the ability and intent to hold these investments until a recovery of fair value.

C. Long-Term Investments

At January 31, 2010, $2.1 million of our ARSs were classified as long-term investments on our consolidated balance sheets, and were our only long-term investments. Contractual maturities for these ARSs are approximately 40 years. With the liquidity issues experienced in the global credit and capital markets, our ARSs have experienced failed auctions.

During the first quarter of fiscal 2010, we sold two of our ARSs with a book value of $2.1 million, for $7.1 million. This resulted in a gain on sale of $5.0 million, which is shown on the line item “Gain on sale of previously impaired long-term investments” on our consolidated statements of operations. We reversed $2.7 million in unrealized gains associated with these securities that were recorded in the “Accumulated other comprehensive income” line item in our consolidated balance sheets in prior periods. During the first quarter of fiscal 2010, ARSs with an estimated fair value of $4.2 million were reclassified from long-term investments to short-term investments on our consolidated balance sheet as these ARSs were sold in early February 2010 for a $2.4 million gain.

We estimated that the fair market value of our long-term ARSs as of January 31, 2010 and October 31, 2009 was $2.1 million and $10.3 million, respectively. At January 31, 2010, the original cost of our remaining long-term ARSs was $9.9 million. At January 31, 2010, the unrealized gain associated with our remaining two long-term ARSs is $0.3 million.

During the first quarter of fiscal 2010, we also recognized a gain of $0.2 million related to the sale of a direct investment that we had previously fully impaired.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

D. Fair Value Measurements

The following table summarizes the composition and fair value hierarchy of our financial assets as of January 31, 2010. Our level 1 financial instruments are valued using quoted prices in active markets for identical instruments. Level 2 financial instruments are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments. Level 3 financial instruments are valued using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our ARSs were our only level 3 financial assets.

		Fair Value Measurements Using
(In thousands)	Total as of January 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$384,242	$380,080	$—	$4,162
Long-term investments	2,070	—	—	2,070

Total	$386,312	$380,080	$—	$6,232

The following table summarizes the composition and fair value hierarchy of our financial assets as of October 31, 2009, of which our ARSs were our only level 3 financial assets:

		Fair Value Measurements Using
(In thousands)	Total as of October 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$391,809	$391,809	$—	$—
Long-term investments	10,303	—	—	10,303

Total	$402,112	$391,809	$—	$10,303

The following table summarizes the change in composition and fair value hierarchy of our level 3 financial assets, which were comprised entirely of our ARSs, for the first quarters of fiscal 2010 and 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) for the three months ended
(In thousands)	January 31, 2010	January 31, 2009
Beginning balance	$10,303	$11,063
Total gains or (losses):
Included in earnings	—	(1,677)
Sales	(4,727)	—
Included in accumulated other comprehensive income	656	231

Ending balance	$6,232	$9,617

See Note C, “Long-Term Investments” for more information on the sale of our ARSs and the reclassification of certain ARSs from long-term to short-term investments that occurred during the first quarter of fiscal 2010.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

E. Derivative Instruments and Hedging Activities

The net notional amount of foreign currency exchange contracts hedging foreign currency transactions was $18.8 million and $27.0 million at January 31, 2010 and October 31, 2009, respectively. The fair value of these contracts was immaterial at both January 31, 2010 and October 31, 2009.

During the first quarters of fiscal 2010 and 2009, we recognized losses of $0.1 million and $4.3 million, respectively, on our foreign currency exchange contracts. These losses are shown as a component of the line item “Interest expense and other, net” in our consolidated statements of operations.

F. Goodwill and Intangible Assets

Goodwill

Our former Open Platform Solutions, Identity and Security Management and Systems and Resource Management business unit segments were consolidated to form the new Security, Management and Operating Platforms business unit segment (“SMOP”) (See Note M, “Segment Information” for more information on our business unit segment structural and management reorganization). The three components of SMOP will continue to be considered reporting units for goodwill impairment testing purposes. As there were no changes to the reporting units, no interim goodwill impairment tests were required. Our former Workgroup business unit segment was renamed Collaboration Solutions (“CS”).

Goodwill allocated to our business unit segments as of January 31, 2010 is as follows:

(In thousands)	SMOP	CS	Total
Balance as of October 31, 2009:
Goodwill	$477,048	$149,029	$626,077
Accumulated impairment	(270,044)	—	(270,044)

Net goodwill	207,004	149,029	356,033

Activity during the three months ended January 31, 2010:
Impact of foreign currency translation	161	—	161

Balance as of January 31, 2010:
Goodwill	477,209	149,029	626,238
Accumulated impairment	(270,044)	—	(270,044)

Net goodwill	$207,165	$149,029	$356,194

Intangible Assets

The following is a summary of intangible assets:

	January 31, 2010			October 31, 2009			Asset Lives
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Developed technology	$30,765	$(23,955)	$6,810	$30,765	$(22,546)	$8,219	3 or 4 years
Trademarks/trade names	25,511	(940)	24,571	25,511	(865)	24,646	3 years or Indefinite
Customer relationships	15,701	(12,559)	3,142	15,701	(11,945)	3,756	3 years

Total intangible assets	$71,977	$(37,454)	$34,523	$71,977	$(35,356)	$36,621

Amortization of intangible assets for the first quarters of fiscal 2010 and 2009 was $2.1 million and $4.3 million, respectively. Amortization of existing intangibles is estimated to be approximately $5.8 million for the remainder of fiscal 2010, $4.0 million in fiscal 2011, and $0.5 million in fiscal 2012, with nothing thereafter.

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

G. Income Taxes

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the first quarter of fiscal 2010, we provided $7.9 million for income tax expense. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items).

Income Tax Expense

The effective tax rate for the first quarter of fiscal 2010 was 28%, compared to an effective tax rate of 40% for the prior year period primarily due to an accrual for discrete tax items in the prior year period and a shift in jurisdictional earnings.

The effective tax rate for the first quarter of fiscal 2010 differs from the federal statutory rate of 35% primarily due to the effects of stock-based compensation, differences between the book and tax treatment of certain income items on which a valuation allowance has been recorded, and the jurisdictional mix of earnings.

Valuation Allowance

We continue to believe, based on all available evidence, that it is more likely than not that most of our net deferred tax assets will not be realized. As a result, we have provided a valuation allowance on those U.S. net deferred tax assets. In reaching this determination, we evaluated our three-year cumulative results, pre-tax losses in recent quarters, as well as the impacts that economic conditions may have on our future results. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions or additional paid-in capital. It is reasonably possible that we could reduce a significant portion of our valuation allowance in the near-term.

Income Tax Reserves

As of January 31, 2010, we had unrecognized tax benefits totaling $37.0 million, excluding interest, of which $25.8 million would favorably impact the effective tax rate if recognized. As of October 31, 2009, we had unrecognized tax benefits totaling $37.3 million. The $0.3 million decrease in unrecognized tax benefits relates primarily to benefits recognized as a result of the lapse of statutes of limitations.

During the first quarter of fiscal 2010, we accrued $0.2 million in interest related to unrecognized tax benefits. We had $9.5 million and $9.3 million accrued for the payment of interest related to unrecognized tax benefits as of January 31, 2010 and October 31, 2009, respectively.

As of January 31, 2010, we have recorded a $35.3 million liability for unrecognized tax benefits and related interest in the line item “Other long-term liabilities” on our consolidated balance sheet.

The difference between the total unrecognized tax benefits and those affecting the effective tax rate is due to certain unrecognized tax benefits that would have a full valuation allowance if recognized. As of January 31, 2010, we believe it is reasonably possible that $24.5 million of unrecognized tax benefits and accrued interest will decrease within the next 12 months as the result of statutes of limitations expiring in various jurisdictions. We believe that this favorable decrease in unrecognized tax benefits may significantly impact the effective tax rate.

We conduct business globally. As a result, we file income tax returns and are subject to examination by taxing authorities in various jurisdictions throughout the world. In the U.S. we are currently in appeals with the Internal Revenue Service regarding two issues related to its examination of tax years 2005 and 2006. We do not anticipate that the settlement of the two outstanding issues will have

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

G. Income Taxes (Continued)

a material impact on our financial position or results of operations. In addition, we are at various stages in examinations in some state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years prior to fiscal 2002 or non-U.S. income tax examinations for years prior to fiscal 2005.

H. Restructuring and Merger Liabilities

Restructuring Liabilities

During the first quarter of fiscal 2010, we recorded net restructuring expenses of $2.8 million. This was comprised of $2.9 million primarily for termination benefits for five employees as part of our business unit segment structural and management reorganization, partially offset by $0.1 million in reductions to accruals for changes in estimates related to prior period restructuring activities.

Our restructuring activities in prior periods are disclosed in detail in our Annual Report on Form 10-K for fiscal 2009. The following table summarizes the restructuring reserve balance as of January 31, 2010 and activity during the first quarter of fiscal 2010:

	Restructuring Action Taken In:
(In thousands)	Fiscal 2010	Fiscal 2009	Fiscal 2008	Prior to Fiscal 2008	Total
Balance as of October 31, 2009:
Workforce reductions	$—	$6,606	$622	$—	$7,228
Excess facilities, property and equipment	—	3,450	835	1,330	5,615

Total restructuring reserve balance	—	10,056	1,457	1,330	12,843

Original charge/adjustments:
Workforce reductions	2,876	(61)	102	—	2,917
Excess facilities, property and equipment	—	(151)	8	—	(143)

Total original charge/adjustments	2,876	(212)	110	—	2,774

Payments:
Workforce reductions	(211)	(5,863)	(135)	—	(6,209)
Excess facilities, property and equipment	—	(477)	(188)	(364)	(1,029)

Total payments	(211)	(6,340)	(323)	(364)	(7,238)

Balance as of January 31, 2010:
Workforce reductions	2,665	682	589	—	3,936
Excess facilities, property and equipment	—	2,822	655	966	4,443

Total restructuring reserve balance	$2,665	$3,504	$1,244	$966	$8,379

The net adjustments decreasing the restructuring reserves during the first quarter of fiscal 2010 by $0.1 million related to changes in prior fiscal year estimates for various severance-related benefits and facility reserves. These adjustments are reflected in the table above for the respective fiscal year.

As of January 31, 2010, the remaining unpaid restructuring balances include accrued liabilities related to severance and other benefits, which we expect will be paid over the next twelve months, and lease costs for redundant facilities, which we expect will be paid over the respective remaining contract terms, the longest of which extends to 2018. These liabilities are partially reduced by sublease income for several of the redundant facilities.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

H. Restructuring and Merger Liabilities (Continued)

Merger Liabilities

The following table summarizes the merger liabilities balance and activity associated with our acquisitions, including transaction costs, during the first quarter of fiscal 2010:

(In thousands)	Balance at October 31, 2009	Payments/ Adjustments	Balance at January 31, 2010
Facilities related	$9,971	$(81)	$9,890
Other	127	(127)	—

Total merger liabilities	$10,098	$(208)	$9,890

As of January 31, 2010, the remaining unpaid merger liabilities balance is related to lease costs for redundant facilities, which we expect will be paid over the respective remaining contract terms, the longest of which extends to 2025.

I. Legal Proceedings

SilverStream, which we acquired in July 2002, and several of its former officers and directors, as well as the underwriters who handled SilverStream’s two public offerings, were named as defendants in several class action complaints that were filed on behalf of certain former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. These complaints are closely related to several hundred other complaints that the same plaintiffs have brought against other issuers and underwriters. These complaints all allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. In particular, they allege, among other things, that there was undisclosed compensation received by the underwriters of the public offerings of all of the issuers, including SilverStream. A Consolidated Amended Complaint with respect to all of these complaints was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. While we believe that SilverStream and its former officers and directors have meritorious defenses to the claims, various parties participated in settlement discussions and reached a proposed settlement agreement. After notice to the plaintiff class, the settlement agreement received final approval from the Court on September 10, 2009. Certain parties have filed Notices of Appeal from the Court’s decision. We believe it is probable that any settlement payment will be covered by our insurance carrier. Thus, we do not believe that resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

On July 12, 2002, Amer Jneid and other related plaintiffs filed a complaint in the Superior Court of California, Orange County, alleging claims for breach of contract, fraud in the inducement, misrepresentation, infliction of emotional distress, rescission, slander and other claims against us in connection with our purchase of so-called “DeFrame” technology from the plaintiffs and two affiliated corporations (TriPole Corporation and Novetrix), and employment agreements that we entered into with the plaintiffs in connection with the purchase. The complaint sought unspecified damages, including punitive damages. The dispute (resulting in these claims) arises out of the plaintiffs’ assertion that we failed to properly account for license distributions which the plaintiffs claim would have entitled them to certain bonus payouts under the purchase and employment agreements. After a lengthy jury trial, the jury returned a verdict in favor of the various plaintiffs on certain contract claims and in favor of us on various remaining claims. We then pursued an appeal of the judgment and the related orders to the California Court of Appeals. We accrued $27.0 million in prior fiscal periods for this matter. As part of the appeal process and during the first quarter of fiscal 2008, we posted a $51.5 million bond in conjunction with our appeal of this judgment. On December 17, 2009, the California Court of Appeals reversed the judgment against us and remanded the case for a new trial. As a result of the reversal, the bond is anticipated to be released, and we are evaluating all of our options with respect to settling this case or taking the matter back to trial. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position or results of operations.

On January 20, 2004, the SCO Group, Inc. (“SCO”) filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. Upon our motion, the action was removed to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. Our answer set forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. On February 3, 2006, SCO filed a Second Amended Complaint alleging that we had violated supposed non-competition provisions of the agreement under which we sold certain UNIX-related assets to SCO, that we

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

I. Legal Proceedings (Continued)

infringed SCO’s copyrights, and that we are engaging in unfair competition by attempting to deprive SCO of the value of the UNIX technology. SCO sought to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and to cause us to pay actual, special and punitive damages in an amount to be proven at trial. As a result of SCO’s Second Amended Complaint, our wholly-owned subsidiary, SUSE Linux AG (“SUSE”), filed a demand for arbitration before the International Court of Arbitration in Zurich, Switzerland, pursuant to a “UnitedLinux Agreement” in which SCO and SUSE were parties. On August 10, 2007, the U.S. District Court Judge issued a Memorandum Decision and Order that granted us summary judgment against SCO on significant issues in the litigation. The District Court determined that we own the UNIX copyrights and dismissed certain of SCO’s claims against us. On September 14, 2007, SCO filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On July 16, 2008, the U.S. District Court issued Findings of Fact and Conclusions of Law wherein the Court determined that SCO did not have authority to enter into the 2003 Sun Microsystems, Inc. agreement and owed us $2.5 million plus prejudgment interest. The Court further concluded that SCO’s licenses to Microsoft and other “SCOsource licensees” included an “incidental” license to Unix SVRX code and therefore we were not entitled to any proceeds from such licenses. On November 20, 2008, the U.S. District Court entered Final Judgment dismissing SCO’s remaining claims against us and awarded us $3.5 million. On November 25, 2008, SCO filed a Notice of Appeal from that decision to the Tenth Circuit Court of Appeals. On August 24, 2009, a three Judge Panel from the Tenth Circuit Court of Appeals issued an opinion that reversed in part and affirmed in part the District Court’s decision. The Circuit Court affirmed the award to us of $3.5 million but remanded the remainder of the case back to the District Court for trial on the issue of whether the Unix copyrights had been or should be transferred to SCO. Trial on some of our and SCO’s remaining claims is scheduled to begin in March 2010. On August 25, 2009, the U.S. Bankruptcy Court entered an Order appointing an independent Chapter 11 Trustee to manage the SCO bankruptcy estate, including decisions relative to the litigation against us, IBM and other defendants. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

On November 12, 2004, we filed suit against Microsoft in the U.S. District Court, District of Utah. We are seeking treble and other damages under the Clayton Act, based on claims that Microsoft eliminated competition in the office productivity software market during the time that we owned the WordPerfect word-processing application and the Quattro Pro spreadsheet application. Among other claims, we allege that Microsoft withheld certain critical technical information about the Windows operating system (“Windows”) from us, thereby impairing our ability to develop new versions of WordPerfect and other office productivity applications, and that Microsoft integrated certain technologies into Windows designed to exclude WordPerfect and other applications owned by us from relevant markets. In addition, we allege that Microsoft used its monopoly power to prevent original equipment manufacturers from offering WordPerfect and other applications to customers. On June 10, 2005, Microsoft’s motion to dismiss the complaint was granted in part and denied in part. On October 15, 2007, the U.S. Fourth Circuit Court of Appeals affirmed the District Court’s ruling. On March 18, 2008, the United States Supreme Court rejected Microsoft’s Petition for a Writ of Certiorari seeking to appeal the Fourth Circuit’s Decision. As a result of these rulings, we are now proceeding with the remaining claims against Microsoft. In November 2009, we filed Motions for Summary Judgment on various legal issues in the case, as did Microsoft. Depending on the resolution of these Motions, we are hopeful that a trial date will be set in late 2010 or early 2011.

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

On June 15, 2009, our Board of Directors received a letter from four stockholders who had previously filed lawsuits against us for alleged options backdating, demanding that the Board of Directors investigate certain issues relating to our historical stock option grant practices, as well as our Audit Committee’s findings concerning those practices announced in our May 23, 2007 press release. The Board of Directors has constituted a Special Litigation Committee to investigate and respond to the demand letter. On August 28, 2009, these stockholders filed a complaint in the Massachusetts Middlesex County Superior Court against many of our current and former officers and directors asserting various claims related to alleged option backdating. We were also named as a nominal

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

I. Legal Proceedings (Continued)

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

J. Income Per Share From Continuing Operations

The following tables reconcile the numerators and denominators of the income per share from continuing operations calculation for the first quarters of fiscal 2010 and 2009:

	Three months ended
(In thousands, except per share data)	January 31, 2010	January 31, 2009
Basic income per share from continuing operations computation:
Income from continuing operations	$20,189	$9,641

Weighted-average common shares outstanding, excluding unvested restricted stock	347,691	343,978

Basic income per share from continuing operations	$0.06	$0.03

Diluted income per share from continuing operations computation:
Income from continuing operations	$20,189	$9,641

Weighted-average common shares outstanding, excluding unvested restricted stock	347,691	343,978
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	1,453	303

Total adjusted weighted-average common shares	349,144	344,281

Diluted income per share from continuing operations	$0.06	$0.03

Incremental shares attributable to options with exercise prices that were at or greater than the average market price for the respective period (“out-of-the-money”) were excluded from the calculation of diluted income per share for the first quarters of fiscal 2010 and 2009 as their effect would have been anti-dilutive. Out-of-the-money options for the first quarters of fiscal 2010 and 2009 totaled 22.9 million shares and 22.1 million shares, respectively.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

K. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended
(In thousands)	January 31, 2010	January 31, 2009
Net income	$20,189	$10,677
Change in net unrealized gain on investments	925	6,295
Adjustment for previously recorded unrealized gains related to ARS sale (1)	(2,652)	—
Change in cumulative translation adjustments	(5,313)	(7,394)
Change in unrecognized pension costs	(217)	70

Comprehensive income	$12,932	$9,648

(1) We reversed the unrealized gains associated with the sale of two of our ARSs that were recorded in the prior period in the “Accumulated other comprehensive income” line item in our consolidated balance sheet. This reversal is part of the $5.2 million gain in the “Gain on sale of previously impaired long-term investments” line item in our consolidated statements of operations.

Our accumulated other comprehensive income is comprised of the following:

(In thousands)	January 31, 2010	October 31, 2009
Net unrealized gain on investments	$9,291	$11,018
Unrecognized pension actuarial gain and transition obligation, net	4,181	4,398
Cumulative translation adjustment	253	5,566

Total accumulated other comprehensive income	$13,725	$20,982

L. Stock-Based Compensation

Equity-Based Awards

We made stock option and restricted stock unit grants for the following number of shares during the first quarters of fiscal 2010 and 2009:

	Three months ended
(In thousands of shares)	January 31, 2010	January 31, 2009
Stock options:
Performance-based	—	1,882
Time-based	5,100	1,522

Total stock options	5,100	3,404

Restricted stock units:
Market-based	1,230	—
Performance-based	—	827
Time-based	2,984	1,171

Total restricted stock units	4,214	1,998

Stock Options

Performance-based: In the first quarter of fiscal 2009, we granted stock options to executives that will vest based on the achievement of certain revenue targets set in each applicable fiscal year beginning in the year of grant. If the targets are not met, the stock options will expire unvested.

Time-based: In the first quarters of fiscal 2010 and 2009, we granted time-based stock options to executive and non-executive employees. The weighted-average grant-date fair value of time-based stock options granted during the first quarter of fiscal 2010 was $1.70. Vesting of the options occurs over four years in accordance with the following schedule: either 1) 25% of the grant vests on the first anniversary of the grant date and the remaining 75% of the grant vests monthly thereafter; or 2) 25% of the grant vests on each grant date anniversary. The options expire eight years after the grant date.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

L. Stock-Based Compensation (Continued)

Restricted Stock Units

Market-based: In the first quarter of fiscal 2010, we granted restricted stock units to executives that will vest based on the achievement of certain stock price targets. The stock-based compensation cost and derived service periods for these restricted stock units were estimated using the Monte Carlo simulation method utilizing a volatility of 46.4% and a risk-free rate of 2.9%. The weighted-average fair value of these awards is $3.25 and the derived service periods range from approximately one year to approximately two and one-third years. If the targets are not met, the restricted stock units will expire on the seventh anniversary of the grant date and will not convert into shares of common stock.

Performance-based: In the first quarter of fiscal 2009, we granted restricted stock units to executives that will vest based on the achievement of certain profit targets set in each applicable fiscal year beginning in the year of grant. If the targets are not met, the restricted stock units will expire and will not be released.

Time-based: In the first quarter of fiscal 2010, we granted time-based restricted stock units to non-executive employees primarily as part of our annual grant program. The weighted-average grant-date fair value of time-based restricted stock units granted during the first quarter of fiscal 2010 was $4.56. In the first quarter of fiscal 2009, we granted time-based restricted stock units to executive and non-executive employees. Units vest proportionally on each grant date anniversary over either three or four years.

Stock-Based Compensation Expense

Our consolidated statements of operations include the following amounts of stock-based compensation expense in the respective captions:

	Three months ended
(In thousands)	January 31, 2010	January 31, 2009
Cost of revenue	$559	$912

Sales and marketing	1,840	2,563
Product development	2,064	2,505
General and administrative	1,987	2,051

Operating expenses	5,891	7,119

Total stock-based compensation expense	$6,450	$8,031

Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.3 years was $49.1 million at January 31, 2010.

M. Segment Information

In December 2009, we announced our business unit segment structural and management reorganization to better align our business with our strategic objective of becoming an industry leader in the emerging Intelligent Workload Management market, while continuing to develop collaboration solutions. As part of this reorganization, we consolidated our reportable business unit segments from four to two. Our former Open Platform Solutions, Identity and Security Management and Systems and Resource Management business unit segments were consolidated to form the new Security, Management and Operating Platforms business unit segment (“SMOP”). Our former Workgroup business unit segment was renamed Collaboration Solutions (“CS”) to promote and highlight our recent areas of innovation.

Our performance is evaluated by our chief executive officer and our other chief decision makers based on reviewing revenue and operating income information for each business unit segment. Our software and services are sold both directly by our business unit segments and indirectly through original equipment manufacturers, resellers, and distributors who sell to end users.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

M. Segment Information (Continued)

Operating results by business unit segment are as follows:

(In thousands)	Three months ended
	January 31, 2010			January 31, 2009
	Net revenue	Gross profit	Operating income (loss)	Net revenue	Gross profit	Operating income (loss)
SMOP	$124,654	$94,826	$(3,925)	$124,851	$96,428	$(8,405)
CS	77,712	65,471	36,676	90,020	75,211	42,232
Common unallocated operating costs	—	(1,649)	(11,322)	—	(3,665)	(20,183)

Total per statements of operations	$202,366	$158,648	$21,429	$214,871	$167,974	$13,644

Segment operating income (loss) is comprised of business unit segment gross profit, less operating expenses attributable to each business unit segment. Beginning in fiscal 2010, operating expenses, including sales and marketing, product development, and general and administrative expenses, have been allocated to the business unit segments. All prior period amounts have been reclassified to conform to the current year’s presentation. Common unallocated operating costs include items such as stock-based compensation, acquisition-related intangible asset amortization, restructuring expenses, impairments, and certain litigation settlement expenses or income.

Geographic Information

The table below shows our net revenue from the U.S. and from international locations:

	Three months ended
(In thousands)	January 31, 2010	January 31, 2009
Net revenue:
U.S.	$97,982	$105,107
International	104,384	109,764

Total net revenue	$202,366	$214,871

During the first quarters of fiscal 2010 and 2009, revenue in Germany accounted for 11% and 10% of our net revenue, respectively. No other country outside of the U.S. accounted for 10% or more of our net revenue for the first quarters of fiscal 2010 or 2009. For the first quarters of fiscal 2010 and 2009, 69% of our revenue outside the U.S. was in the Europe, Middle East and Africa region. No single customer accounted for 10% or more of our total revenue for either period presented.

N. Share Repurchase Program

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the first quarters of fiscal 2010 and 2009. As of January 31, 2010, $33.2 million remains available to be used for repurchasing common stock under the current Board authorization.

O. Recent Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance to replace the quantitative-based risks and rewards calculation for initially determining which enterprise, if any, has a controlling financial interest in, and will be required to consolidate, a variable interest entity. A variable interest entity is defined as an entity that will need additional funding to operate. Companies are now required to follow a more qualitative approach, focused on identifying which enterprise has the power to direct the activities of the variable interest entity that most significantly impacts the variable interest entity’s economic performance. Companies are also required to perform ongoing assessments of which enterprise, if any, will have to consolidate the variable interest entity. Additional disclosures are also required. This guidance is effective for fiscal years beginning after November 15, 2009 (our fiscal 2011). Currently, the impact of this pronouncement on our financial position and results of operations is anticipated to be immaterial.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

O. Recent Pronouncements (Continued)

In January 2010, the FASB issued updated guidance to improve disclosures regarding fair value measurements. This update requires entities to 1) disclose separately the amounts of significant transfers in and out of level 1 and level 2 fair value measurements and describe the reasons for the transfers and 2) present separately (i.e. on a gross basis rather than as one net number), information about purchases, sales, issuances, and settlements in the roll forward of changes in level 3 fair value measurements. The update requires fair value disclosures by class of assets and liabilities rather than by major category or line item in the statement of financial position. Disclosures regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both level 2 and level 3 are also required. For all portions of the update except the gross presentation of activity in the level 3 roll forward, this standard is effective for interim and annual reporting periods beginning after December 15, 2009 (the second quarter of our fiscal 2010). For the gross presentation of activity in the level 3 roll forward, this guidance is effective for fiscal years beginning after December 15, 2010 (our fiscal 2012). As this guidance is only disclosure-related, it will not have an impact on our financial position and results of operations.

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

P. Subsequent Events

On March 2, 2010, we received an unsolicited, conditional proposal from Elliott Associates, L.P. (“Elliott”) to acquire the company for $5.75 per share in cash. We anticipate that our Board of Directors will review Elliott’s proposal in consultation with our financial and legal advisors.

We are aware of two purported class action lawsuits, captioned Waldon v. Hovsepian and Fitzgerald v. Hovsepian, filed in Massachusetts Superior Court, Middlesex County. The complaints name our Board of Directors as defendants, and allege breaches of fiduciary duties in connection with the unsolicited, conditional proposal from Elliott to acquire us for $5.75 per share in cash. The complaints do not define a putative class period. The plaintiffs seek to enjoin further alleged breaches of fiduciary duty and costs and attorneys’ fees. The complaints do not seek affirmative relief from us.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy; future operations; financial position and results; liquidity; future opportunities; growth of business unit segments; the macroeconomic environment; market evolution and opportunities; company trends; market outlook; customer priorities; timing of realization of projections; functionality, characteristics, quality and performance capabilities of our products and technology; results achievable and benefits attainable through deployment of our products and provision of services; expanded opportunities for our products; improvement of operating margins; cost reduction; risk reduction; success of our Intelligent Workload Management strategy; discretionary spending by customers; value of renewals of Microsoft SUSE® Linux Enterprise Server (“SLESTM ”) certificates; prospects; plans; our long-range forecast; realization of net deferred tax assets; opportunities; beliefs; and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change of expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, including, among others, risks relating to: indirect sales, growth rates of our business units, renewal of SLES subscriptions with customers who have received certificates from Microsoft, decline rates of Open Enterprise Server (“OES”) and NetWare® revenue, development of products and services, the Intelligent Workload Management market, software vulnerabilities, delays in product releases, reliance on open source software, adequacy of renewal rates, uncertain economic conditions, competition, rapid technological changes, failure to expand brand awareness, adequacy of technical support, pricing pressures, system failures, integration of acquisitions, industry consolidation, challenges resulting from a global business, foreign research and development operations, loss of key employees, intellectual property infringement, litigation matters, unpredictable financial results, impairments, the timing of revenue recognition, our investments, and effective use of our cash. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section in our Annual Report on Form 10-K for fiscal 2009 filed with the Securities and Exchange Commission (“SEC”) on December 22, 2009. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal 2009.

Overview

In December 2009, we announced our business unit segment structural and management reorganization to better align our business with our strategic objective of becoming an industry leader in the emerging Intelligent Workload Management market, while continuing to develop collaboration solutions. As part of this reorganization, we consolidated our reportable business unit segments from four to two. Our former Open Platform Solutions, Identity and Security Management and Systems and Resource Management business unit segments were consolidated to form the new Security, Management and Operating Platforms business unit segment (“SMOP”). Our former Workgroup business unit segment was renamed Collaboration Solutions (“CS”) to promote and highlight our recent areas of innovation.

In the first quarter of fiscal 2010, total revenue decreased 6% compared to the prior year period due primarily to softness in fiscal 2009 invoicing and weakness in our legacy products. The lower total revenue for the first quarter of fiscal 2010 reflected lower services revenue of 20%, and lower product revenue of 4%, compared to the prior year period. The lower services revenue in the first quarter of fiscal 2010 compared to the prior year period was due primarily to lower discretionary spending availability from customers in our consulting services business and lower renewals on technical support contracts. The lower product revenue for the first quarter of fiscal 2010 compared to the prior year period was primarily a result of lower software license sales reflecting lower discretionary spending availability from customers. Foreign currency exchange rate fluctuations, as measured by using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, favorably impacted revenue by $0.8 million, or less than 1%, in the first quarter of fiscal 2010, compared to the prior year period.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Overview (Continued)

Below is a brief summary of the revenue results for our two business unit segments:

•

Total revenue from SMOP for the first quarter of fiscal 2010 was flat compared to the prior year period. Within SMOP, in the first quarter of fiscal 2010 compared to the prior year period, Identity, Access and Compliance Management product revenue increased $3.4 million, or 13%, Linux Platform Product revenue increased $2.2 million, or 6%, while Systems and Resource Management product revenue decreased $1.8 million, or 4%, and services revenue decreased $3.2 million, or 17%.

•	Total revenue from CS was lower by $12.3 million, or 14%, in the first quarter of fiscal 2010 compared to the prior year period.

Because much of the revenue we invoice is deferred and recognized over time, we consider invoicing, or bookings, to be a key indicator of current sales performance and future revenue performance. Total invoicing was higher for the first quarter of fiscal 2010 compared to the prior year period largely as a result of higher SMOP invoicing which was partially offset by lower CS invoicing. The invoicing comparison to the prior year period also benefited from weak invoicing in the first quarter of fiscal 2009. We believe that the current customer focus on reducing cost, complexity and risk is aligned with our overall value proposition. Additionally, the recent financial turmoil demands stricter requirements for regulation and audit, creating the potential for expanded opportunities for certain of our products.

Total gross profit was 78% for the first quarter of fiscal 2010, consistent with the prior year period.

Despite lower revenue, our operating margins continue to improve, reflecting the positive impacts of recent restructuring and other cost cutting initiatives. For the first quarter of fiscal 2010, we reported operating margins of 11%, which compares to 6% for the first quarter of fiscal 2009. The first quarter of fiscal 2010 included a $4.6 million change in accounting estimate related to fiscal 2009 sales compensation expense that increased profitability in the quarter. Foreign currency exchange rate fluctuations, as measured by using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, unfavorably impacted income from operations by $5.8 million, or 21%, in the first quarter of fiscal 2010 compared to the prior year period.

During the first quarter of fiscal 2010, we recorded net restructuring expenses of $2.8 million related to termination benefits for certain executive employees as part of our business unit segment structural and management reorganization discussed above.

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires us to make an accounting estimate based on assumptions about matters that are uncertain at the time an accounting estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur periodically could materially change the financial statements. We consider accounting policies related to revenue recognition and related reserves, impairment of long-term assets, valuation of deferred tax assets, loss contingency accruals and share-based payments to be critical accounting policies due to the judgments and estimation processes involved in each. For a more detailed explanation of the judgments included in these areas, refer to our Annual Report on Form 10-K for fiscal 2009.

Results of Operations

Reclassifications

As more fully described in Note M, “Segment Information”, during the first quarter of fiscal 2010, we reorganized our business unit segment structure and management, resulting in a change to our reportable business unit segments. In connection with this reorganization, we evaluated our internal cost structure to ensure the resulting business unit segment gross profit and operating income were reflective of our business unit segment management structure. As a result of this evaluation, we determined the allocation and assignment of costs between maintenance and subscriptions and services within cost of revenue should be adjusted to be reflective of the new business unit segment management structure for the three months ended January 31, 2010 and comparative prior year period.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

For the first quarter of fiscal 2009, in our consolidated statements of operations, $9.3 million of costs were moved from the services cost of revenue line item to the maintenance and subscriptions cost of revenue line item. This change only impacted the components of cost of revenue and had no impact on revenue, total cost of revenue or total gross profit.

Certain other amounts reported in prior periods have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on the statements of operations.

Revenue

We sell our software and services primarily to businesses, government entities, educational institutions, independent hardware and software vendors, resellers, and distributors both domestically and internationally. In our consolidated statements of operations, we categorize revenue as software licenses, maintenance and subscriptions, and services. Software licenses revenue includes sales of proprietary licenses and certain royalties. Maintenance and subscriptions revenue includes product maintenance agreements and Linux subscriptions. Services revenue includes professional services, stand-alone technical support, and training.

Total net revenue was as follows:

	Three months ended
(Dollars in thousands)	January 31, 2010	January 31, 2009	Change
Software licenses	$21,193	$28,267	(25)%
Maintenance and subscriptions	158,951	158,815	—%
Services	22,222	27,789	(20)%

Total net revenue	$202,366	$214,871	(6)%

Revenue in our software licenses category decreased during the first quarter of fiscal 2010 compared to the prior year period as software licenses revenue declined across both business unit segments. The lower software licenses revenue reflected continued challenges posed by the current economic climate, primarily lower discretionary spending availability from customers.

In general, maintenance and subscriptions revenue continued at relatively steady rates as a result of consistent renewal rates with respect to existing software deployments. Revenue from maintenance and subscriptions was flat in the first quarter of fiscal 2010 compared to the prior year period. Increased maintenance and subscriptions revenue from SMOP, which increased $4.7 million, or 5%, in the first quarter of fiscal 2010, compared to the prior year period, was offset by a decrease in maintenance and subscriptions revenue from CS of $4.5 million, or 7%, compared to the prior year period.

The lower services revenue in the first quarter of fiscal 2010 compared to the prior year period is due primarily to lower discretionary spending availability from customers in our consulting services and lower renewals on technical support contracts.

Foreign currency exchange rate fluctuations, as measured by using prior period foreign currency exchange rates on non-U.S. dollar denominated revenue, favorably impacted total net revenue by $0.8 million, or less than 1%, during the first quarter of fiscal 2010.

Net revenue in SMOP was as follows:

	Three months ended
(Dollars in thousands)	January 31, 2010	January 31, 2009	Change
Software licenses	$13,460	$15,103	(11)%
Maintenance and subscriptions	95,205	90,546	5%
Services	15,989	19,202	(17)%

Total net revenue	$124,654	$124,851	—%

Revenue from SMOP was flat in the first quarter of fiscal 2010 compared to the prior year period. Revenue increases included Identity, Access and Compliance Management products, which increased by $3.4 million, or 13%, and Linux Platform Products, which increased by $2.2 million, or 6%, compared to the prior year period. These revenue increases were offset by lower Systems and Resource Management product revenue, which decreased by $1.8 million, or 4%, and from lower services revenue, which declined

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

$3.2 million, or 17%, compared to the prior year period. Overall, product invoicing for SMOP increased 26% compared to the prior year period, due primarily to strong invoicing for our Linux Platform Products and our Identity, Access and Compliance Management products, partially offset by lower invoicing for our Systems and Resource Management products. Renewals of Microsoft SLES certificates began during the first quarter of fiscal 2010, and as anticipated, the renewals were invoiced at much lower amounts than the original agreement. The lower invoicing associated with the Microsoft SLES certificates was offset by significant growth in our non-Microsoft invoicing (See the subsection entitled, “Microsoft Agreements–Related Revenue” of Note B, “Summary of Significant Accounting Policies” in our fiscal 2009 Annual Report on Form 10-K for more details on the Microsoft SLES certificates and related agreements). Identity, Access and Compliance Management revenue and invoicing increased due in part to several large deals in the first quarter of fiscal 2010. The revenue and invoicing declines for Systems and Resource Management products were primarily due to challenges gaining traction in this market segment.

Net revenue in CS was as follows:

	Three months ended
(Dollars in thousands)	January 31, 2010	January 31, 2009	Change
Software licenses	$7,733	$13,164	(41)%
Maintenance and subscriptions	63,746	68,269	(7)%
Services	6,233	8,587	(27)%

Total net revenue	$77,712	$90,020	(14)%

Revenue from CS decreased in the first quarter of fiscal 2010 compared to the prior year period primarily from lower Collaboration product revenue of $3.4 million, lower combined OES and NetWare-related product revenue of $2.5 million and lower services revenue of $2.4 million. The first quarter of fiscal 2009 benefited from $3.2 million of revenue for certain items including the conversion of a royalty contract to a perpetual license agreement. Overall, product invoicing for CS decreased 15% in the first quarter of fiscal 2010 compared to the prior year period. Invoicing for the combined OES and NetWare-related products decreased 9% in the first quarter of fiscal 2010 compared to the prior year period. These declines were primarily due to the lifecycle stage of our products in CS.

Deferred Revenue

We had total deferred revenue of $645.9 million as of January 31, 2010 compared to $704.6 million and $688.8 million at January 31, 2009 and October 31, 2009, respectively. Deferred revenue represents revenue that is expected to be recognized in future periods primarily under maintenance contracts and subscriptions that are recognized ratably over the related contract periods, typically one to three years. Deferred revenue related to our agreements with Microsoft is recognized ratably over various related service periods, which can extend up to five years. The decrease in total deferred revenue of $42.9 million compared to October 31, 2009 is primarily attributable to seasonably lower invoicing in the first quarter of fiscal 2010 and from the recognition of deferred revenue related to our agreement with Microsoft to purchase SLES certificates.

Gross Profit

	Three months ended
(Dollars in thousands)	January 31, 2010	January 31, 2009	Change
Software licenses	$19,505	$26,231	(26)%
percentage of related revenue	92%	93%
Maintenance and subscriptions	$136,379	$136,113	—%
percentage of related revenue	86%	86%
Services	$2,764	$5,630	(51)%
percentage of related revenue	12%	20%
Total gross profit	$158,648	$167,974	(6)%
percentage of revenue	78%	78%

Total gross profit as a percentage of revenue during the first quarter of fiscal 2010 was flat compared to the prior year period. Services gross margins decreased as a percentage of sales as we entered into several low margin service engagements that drove product sales during the first quarter of fiscal 2010. Our services offerings are focused on supporting product sales, not generating stand-alone revenue or profits, in line with our strategic initiatives.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Total gross profit was lower for the first quarter of fiscal 2010 compared to the prior year period primarily due to the 6% decrease in total net revenue. Foreign currency exchange rate fluctuations, as measured by using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, negatively impacted gross profit $0.6 million in the first quarter of fiscal 2010 compared to the prior year period.

Gross profit by business unit segment was as follows:

	Three months ended
(Dollars in thousands)	January 31, 2010	January 31, 2009	Change
SMOP	$94,826	$96,428	(2)%
percentage of related revenue	76%	77%
CS	$65,471	$75,211	(13)%
percentage of related revenue	84%	84%
Common unallocated operating costs	$(1,649)	$(3,665)	55%
Total gross profit	$158,648	$167,974	(6)%
percentage of revenue	78%	78%

Gross profit was lower in both SMOP and CS due primarily to lower revenues. Gross profit as a percentage of revenue was essentially flat for both business unit segments.

Operating Expenses

	Three months ended
(Dollars in thousands)	January 31, 2010	January 31, 2009	Change
Sales and marketing	$68,916	$76,894	(10)%
percentage of revenue	34%	36%
Product development	$39,702	$45,392	(13)%
percentage of revenue	20%	21%
General and administrative	$25,827	$24,195	7%
percentage of revenue	13%	11%
Restructuring expenses	$2,774	$8,049	(66)%
percentage of revenue	1%	4%
Gain on sale of subsidiary	$—	$(200)	—%
percentage of revenue	—%	—%
Total operating expenses	$137,219	$154,330	(11)%
percentage of revenue	68%	72%

Sales and marketing expenses decreased in the first quarter of fiscal 2010 compared to the prior year period primarily from: (1) a $4.6 million change in accounting estimate related to fiscal 2009 sales compensation expense that reduced expenses in the first quarter of fiscal 2010, (2) lower outside services costs, and (3) the benefits of our prior cost reduction initiatives, including our prior restructuring actions, partially offset by unfavorable foreign currency exchange rate fluctuations of $3.1 million. Sales and marketing headcount was lower by 18 employees, or 2%, at the end of the first quarter of fiscal 2010 compared to the prior year period.

Product development expenses in the first quarter of fiscal 2010 decreased compared to the prior year period primarily from cost reduction initiatives, including our prior restructuring actions, partially offset by unfavorable foreign currency exchange rate fluctuations of $1.1 million. Product development headcount decreased by 180 employees, or 13%, at the end of the first quarter of fiscal 2010 compared to the prior year period.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

General and administrative expenses increased in the first quarter of fiscal 2010 compared to the prior year period primarily from higher outside consulting service costs and unfavorable foreign currency exchange rate fluctuations of $1.0 million, partially offset by cost reduction initiatives, including our prior restructuring actions. General and administrative headcount was lower by 165 employees, or 28%, at the end of the first quarter of fiscal 2010 compared to the prior year period, reflecting the outsourcing of the majority of our IT support functions to Affiliated Computer Services, Inc. in the third quarter of fiscal 2009. This decrease in headcount-related expenses was offset by an increase in outside service costs as a result of the IT outsourcing.

During the first quarter of fiscal 2010, we recorded net restructuring expenses of $2.8 million. This was comprised of $2.9 million primarily for termination benefits for certain executive employees as part of our business unit segment structural and management reorganization, partially offset by $0.1 million in reductions to accruals for changes in estimates related to prior period restructuring activities.

Foreign currency exchange rate fluctuations, as measured by using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, favorably impacted revenue by $0.8 million, unfavorably impacted operating expenses by $6.6 million and unfavorably impacted income from operations by $5.8 million. Since a large portion of our recognized revenue is deferred revenue that was recorded at different foreign currency exchange rates, the impact to revenue of changes in foreign currency exchange rates is recognized over time, whereas the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred.

Other Income (Expense)

	Three months ended
(Dollars in thousands)	January 31, 2010	January 31, 2009	Change
Investment income	$3,268	$7,176	(54)%
percentage of revenue	2%	3%
Gain on sale of previously impaired long-term investments	$5,228	$—	—%
percentage of revenue	3%	—%
Impairment of long-term investments	$—	$(1,677)	—%
percentage of revenue	—%	(1)%
Interest expense and other, net	$(1,830)	$(3,135)	42%
percentage of revenue	(1)%	(1)%
Total other income, net	$6,666	$2,364	182%
percentage of revenue	3%	1%

Investment income includes income from short-term and long-term investments. Investment income for the first quarter of fiscal 2010 decreased compared to the prior year period due primarily to lower interest rates and to a decrease in cash, cash equivalents and short-term investments resulting primarily from cash expended for repurchasing the remainder of our 0.5% senior convertible debentures due 2024 (“Debentures”) in fiscal 2009.

During the first quarter of fiscal 2010, we sold two of our auction-rate securities (“ARSs”) with a book value of $2.1 million for $7.1 million. This resulted in a gain on sale of $5.0 million. During the first quarter of fiscal 2010, we also recognized a gain of $0.2 million related to the sale of a direct investment that we had previously fully impaired. During the first quarter of fiscal 2010, ARSs with an estimated fair value of $4.2 million were reclassified from long-term investments to short-term investments on our consolidated balance sheet as these ARSs were sold in early February 2010 for a $2.4 million gain.

During the first quarter of fiscal 2009, we recorded an other-than-temporary impairment charge of $1.7 million related to our ARSs.

Interest expense and other, net for the first quarter of fiscal 2010 decreased compared to the prior year period due primarily to the Debenture repurchase in fiscal 2009, which resulted in lower interest expense. In the first quarter of fiscal 2010, interest expense and other, net was comprised primarily of losses associated with our equity investment in Open Invention Network, LLC (“OIN”) and foreign currency exchange rate losses.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Income Tax Expense

	Three months ended
(Dollars in thousands)	January 31, 2010	January 31, 2009	Change
Income tax expense	$7,906	$6,367	24%
Effective tax rate	28%	40%

The effective tax rate for the first quarter of fiscal 2010 was 28%, compared to an effective tax rate of 40% for the prior year period primarily due to an accrual for discrete tax items in the prior year period and a shift in jurisdictional earnings.

The effective tax rate for the first quarter of fiscal 2010 differs from the federal statutory rate of 35% primarily due to the effects of stock-based compensation, differences between the book and tax treatment of certain income items on which a valuation allowance has been recorded, and the jurisdictional mix of earnings.

Net Income Components

	Three months ended
(In thousands)	January 31, 2010	January 31, 2009
Income from continuing operations	$20,189	$9,641
Income from discontinued operations	—	1,036

Net income	$20,189	$10,677

Discontinued operations for the first quarter of fiscal 2009 relates to the gains from the sale in March 2007 of our Salmon Ltd. subsidiary as they met certain cumulative revenue targets.

Liquidity and Capital Resources

The balance in cash, cash equivalents, and short-term investments and the balance as a percent of total assets are as follows:

(Dollars in thousands)	January 31, 2010	October 31, 2009	Change
Cash, cash equivalents, and short-term investments	$991,292	$983,465	1%
Percent of total assets	54%	52%

An overview of the significant cash flow activities for the first three months of fiscal 2010 and 2009 is as follows:

	Three months ended
(In thousands)	January 31, 2010	January 31, 2009
Net cash provided by operating activities	$5,196	$12,598
Purchases of property, plant and equipment	(8,128)	(3,512)
Proceeds from sales of and distributions from long-term investments	7,303	535
Net cash paid for acquisitions	—	(42,950)
Cash proceeds from sale of discontinued operations	243	1,036
Change in restricted cash	(12)	(178)
Debenture repurchases	—	(3,869)

Cash provided by operating activities during the first quarter of fiscal 2010 was $5.2 million. Cash provided by operating activities during the first quarter of fiscal 2009 was $12.6 million and included the receipt of $25.0 million from Microsoft for the first payment under the August 2008 agreement to purchase additional SLES certificates.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources (Continued)

As of January 31, 2010, we had cash, cash equivalents, and short-term investments of $442.2 million held in accounts outside the United States, which would largely be subject to taxation if repatriated. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. As of January 31, 2010, our short-term investment portfolio includes gross unrealized gains and losses of $9.9 million and $0.9 million, respectively.

Purchases of property, plant and equipment increased in the first quarter of fiscal 2010 compared to the prior year period primarily as a result of our SAP customer relationship management software implementation. This software implementation is for internal use only. The first stage of the implementation is anticipated to be completed in the second quarter of fiscal 2010.

At January 31, 2010, $2.1 million of our ARSs were classified as long-term investments on our consolidated balance sheets, and were our only long-term investments. Contractual maturities for these ARSs are approximately 40 years. With the liquidity issues experienced in the global credit and capital markets, our ARSs have experienced failed auctions.

During the first quarter of fiscal 2010, we sold two of our ARSs with a book value of $2.1 million for $7.1 million. This resulted in a gain on sale of $5.0 million, which is shown on the line item “Gain on sale of previously impaired long-term investments” on our consolidated statements of operations. We reversed $2.7 million in unrealized gains associated with these securities that were recorded in the “Accumulated other comprehensive income” line item in our consolidated balance sheets in prior periods. During the first quarter of fiscal 2010, ARSs with an estimated fair value of $4.2 million were reclassified from long-term investments to short-term investments on our consolidated balance sheet as these ARSs were sold in early February 2010 for a $2.4 million gain.

We estimated that the fair market value of our long-term ARSs as of January 31, 2010 and October 31, 2009 was $2.1 million and $10.3 million, respectively. At January 31, 2010, the original cost of our remaining long-term ARSs was $9.9 million. At January 31, 2010, the unrealized gain associated with our remaining two long-term ARSs is $0.3 million.

In relation to the appeal we filed in the Amer Jneid legal matter, we were required by the court to post a $51.5 million bond during fiscal 2008 (See Note I, “Legal Proceedings”). The amount of the bond was determined by statutory regulations and has no connection to the amount we believe may ultimately be paid in this matter. The bond is held in an interest-bearing account in our name, but is restricted and classified as such on our consolidated balance sheets. With the recent California Court of Appeals reversal, the restriction is anticipated to be lifted. As of January 31, 2010, our restricted cash balance is $53.0 million.

According to the terms of the agreement under which we have a $20.0 million or 17% interest in OIN, we could be required to make future cash contributions, which we would fund with cash from operating activities and cash on hand.

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the first quarters of fiscal 2010 or 2009. As of January 31, 2010, $33.2 million remains available to be used for repurchasing common stock under the current Board authorization.

There have been no significant changes to our contractual obligations as disclosed in our fiscal 2009 Annual Report on Form 10-K.

Our principal sources of liquidity continue to be from operating activities, cash on hand, and short-term investments. Our liquidity needs for the next twelve months and beyond are principally for financing of fixed assets, repurchases of common stock under our share repurchase plan, payments under prior restructuring plans, product development investments, and maintaining flexibility in a dynamic and competitive operating environment.

Barring unforeseen circumstances, we anticipate being able to fund these liquidity needs for the next twelve months with existing cash, cash equivalents, and short-term investments together with cash generated from operating activities and investment income.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Off-Balance Sheet Arrangements

At January 31, 2010, we had no off-balance sheet arrangements as defined by applicable SEC rules.

Recent Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance to replace the quantitative-based risks and rewards calculation for initially determining which enterprise, if any, has a controlling financial interest in, and will be required to consolidate, a variable interest entity. A variable interest entity is defined as an entity that will need additional funding to operate. Companies are now required to follow a more qualitative approach, focused on identifying which enterprise has the power to direct the activities of the variable interest entity that most significantly impacts the variable interest entity’s economic performance. Companies are also required to perform ongoing assessments of which enterprise, if any, will have to consolidate the variable interest entity. Additional disclosures are also required. This guidance is effective for fiscal years beginning after November 15, 2009 (our fiscal 2011). Currently, the impact of this pronouncement on our financial position and results of operations is anticipated to be immaterial.

In January 2010, the FASB issued updated guidance to improve disclosures regarding fair value measurements. This update requires entities to 1) disclose separately the amounts of significant transfers in and out of level 1 and level 2 fair value measurements and describe the reasons for the transfers and 2) present separately (i.e. on a gross basis rather than as one net number), information about purchases, sales, issuances, and settlements in the roll forward of changes in level 3 fair value measurements. The update requires fair value disclosures by class of assets and liabilities rather than by major category or line item in the statement of financial position. Disclosures regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both level 2 and level 3 are also required. For all portions of the update except the gross presentation of activity in the level 3 roll forward, this standard is effective for interim and annual reporting periods beginning after December 15, 2009 (the second quarter of our fiscal 2010). For the gross presentation of activity in the level 3 roll forward, this guidance is effective for fiscal years beginning after December 15, 2010 (our fiscal 2012). As this guidance is only disclosure-related, it will not have an impact on our financial position and results of operations.

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

Subsequent Events

On March 2, 2010, we received an unsolicited, conditional proposal from Elliott Associates, L.P. (“Elliott”) to acquire the company for $5.75 per share in cash. We anticipate that our Board of Directors will review Elliott’s proposal in consultation with our financial and legal advisors.

We are aware of two purported class action lawsuits, captioned Waldon v. Hovsepian and Fitzgerald v. Hovsepian, filed in Massachusetts Superior Court, Middlesex County. The complaints name our Board of Directors as defendants, and allege breaches of fiduciary duties in connection with the unsolicited, conditional proposal from Elliott to acquire us for $5.75 per share in cash. The complaints do not define a putative class period. The plaintiffs seek to enjoin further alleged breaches of fiduciary duty and costs and attorneys’ fees. The complaints do not seek affirmative relief from us.

NOVELL, INC.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign currency exchange rate fluctuations, as measured by using prior period foreign currency exchange rates on non-U.S. dollar denominated revenue, favorably impacted revenue by $0.8 million, unfavorably impacted operating expenses by $6.6 million and unfavorably impacted income from operations by $5.8 million during the first quarter of fiscal 2010. Since a large portion of our recognized revenue is deferred revenue that was recorded at different foreign currency exchange rates, the impact to revenue of changes in foreign currency exchange rates is recognized over time, whereas the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred.

Apart from the above, there have been no significant changes in our interest rate risk and market risk exposures and procedures or in our foreign currency hedging procedures during the first quarter of fiscal 2010 as compared to the respective risk exposures and procedures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7A, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NOVELL, INC.

PART II – Other Information

Part II. — Other Information

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 1.	Legal Proceedings

The information required by this item is incorporated herein by reference from Note I of our financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Form 10-K for the fiscal year ended October 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases of shares of our common stock pursuant to our share repurchase program and for our stock-based compensation plans during the first quarter of fiscal 2010.

(In thousands, except per share amounts) Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
November 1, 2009 through November 30, 2009	11	$4.04	—	$33,180
December 1, 2009 through December 31, 2009	362	4.10	—	33,180
January 1, 2010 through January 31, 2010	8	4.62	—	33,180

Total	381	$4.11	—	33,180

The total number of shares purchased was for shares surrendered to us to satisfy tax withholding obligations in connection with our equity plans.

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the first quarters of fiscal 2010 and 2009. As of January 31, 2010, $33.2 million remains available to be used for repurchasing common stock under the current Board authorization.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

NOVELL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)

Date: March 11, 2010	By:	/s/ DANA C. RUSSELL
Dana C. Russell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

NOVELL, INC.

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.2	By-Laws, as amended and restated March 2, 2010. (1)

10.1*	2010 Annual Incentive Program for Executives. (2)

10.2*	Separation of Employment and General Release Agreement between the Registrant and Jeffrey M. Jaffe.

10.3*	Non-Employee Director Remuneration and Expense Reimbursement Summary.

10.4*	Offer letter dated October 30, 2006 and countersigned November 3, 2006 between the Registrant and Colleen O’Keefe.

10.5*	Severance Agreement dated as of February 1, 2007 between the Registrant and Colleen O’Keefe.

10.6*	Amendment to Severance Agreement.

31.1	Rule 13a-14(a) Certification.

31.2	Rule 13a-14(a) Certification.

32.1	18 U.S.C. Section 1350 Certification.

32.2	18 U.S.C. Section 1350 Certification.

*	Indicates management contracts or compensatory plans.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 3, 2010 (File No. 000-13351).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 11, 2009 (File No. 000-13351).