Form 10-Q
period 2010-04-30
NOVELL INC
filed 2010-06-08
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 30, 2010

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

Large accelerated filer ☑	Accelerated file	☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of May 28, 2010, there were 349,868,167 shares of the registrant’s common stock outstanding.

NOVELL, INC.

Part I. – Financial Information

Item 1. Financial Statements

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	April 30, 2010	October 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$581,425	$591,656
Short-term investments	398,161	391,809
Restricted cash	53,052	53,033
Receivables (net of allowances of $3,524 and $4,085 at April 30, 2010 and October 31, 2009, respectively)	131,864	177,898
Prepaid expenses	20,300	17,708
Current deferred tax assets	4,624	5,521
Other current assets	22,648	26,747

Total current assets	1,212,074	1,264,372
Property, plant and equipment, net	163,420	170,459
Long-term investments	—	10,303
Goodwill	353,734	356,033
Intangible assets, net	32,488	36,621
Deferred income taxes	19,009	26,717
Other assets	34,033	38,403

Total assets	$1,814,758	$1,902,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,682	$37,628
Accrued compensation	58,628	87,928
Other accrued liabilities	79,308	97,154
Income taxes payable	1,059	—
Deferred revenue	441,866	495,245

Total current liabilities	612,543	717,955
Deferred income taxes	8,314	8,403
Long-term deferred revenue	173,170	193,526
Other long-term liabilities	46,943	48,502

Total liabilities	840,970	968,386

Stockholders’ equity:
Common stock, par value $0.10 per share, Authorized — 600,000,000 shares;
Issued — 364,950,122 and 362,175,921 shares at April 30, 2010 and October 31, 2009, respectively;
Outstanding — 349,846,963 and 347,072,762 shares at April 30, 2010 and October 31, 2009, respectively	36,495	36,218
Additional paid-in capital	459,072	441,798
Treasury stock, at cost — 15,103,159 shares at April 30, 2010 and October 31, 2009	(124,299)	(124,299)
Retained earnings	599,924	559,823
Accumulated other comprehensive income	2,596	20,982

Total stockholders’ equity	973,788	934,522

Total liabilities and stockholders’ equity	$1,814,758	$1,902,908

See notes to consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three months ended
	April 30, 2010	April 30, 2009
	(unaudited)
Net revenue:
Software licenses	$27,691	$30,250
Maintenance and subscriptions	153,855	158,329
Services	22,468	27,016

Total net revenue	204,014	215,595

Cost of revenue:
Software licenses	1,925	1,856
Maintenance and subscriptions	20,825	21,958
Services	18,562	21,468

Total cost of revenue	41,312	45,282

Gross profit	162,702	170,313

Operating expenses:
Sales and marketing	74,853	75,697
Product development	39,368	44,552
General and administrative	28,578	25,032
Restructuring expenses	—	7,224
Loss on sale of subsidiaries	—	184

Total operating expenses	142,799	152,689

Income from operations	19,903	17,624

Other income (expense):
Investment income	3,262	5,390
Gain on sale of previously impaired investments, net	1,967	—
Impairment of long-term investments	—	(1,419)
Interest expense and other, net	(43)	(3,767)

Total other income, net	5,186	204

Income from continuing operations before taxes	25,089	17,828
Income tax expense	5,177	2,777

Income from continuing operations	19,912	15,051
Income from discontinued operations	—	566

Net income	$19,912	$15,617

Basic earnings per share:
Income from continuing operations	$0.06	$0.04

Net income per share	$0.06	$0.05

Diluted earnings per share:
Income from continuing operations	$0.06	$0.04

Net income per share	$0.06	$0.05

Weighted-average shares outstanding — basic	349,204	344,881
Weighted-average shares outstanding — diluted	352,008	345,839

See notes to consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Six months ended
	April 30, 2010	April 30, 2009
	(unaudited)
Net revenue:
Software licenses	$48,884	$58,517
Maintenance and subscriptions	312,806	317,144
Services	44,690	54,805

Total net revenue	406,380	430,466

Cost of revenue:
Software licenses	3,613	3,892
Maintenance and subscriptions	43,397	44,660
Services	38,020	43,627

Total cost of revenue	85,030	92,179

Gross profit	321,350	338,287

Operating expenses:
Sales and marketing	143,769	152,591
Product development	79,070	89,944
General and administrative	54,405	49,227
Restructuring expenses	2,774	15,273
Gain on sale of subsidiaries	—	(16)

Total operating expenses	280,018	307,019

Income from operations	41,332	31,268

Other income (expense):
Investment income	6,530	12,566
Gain on sale of previously impaired investments, net	7,195	—
Impairment of long-term investments	—	(3,096)
Interest expense and other, net	(1,873)	(6,902)

Total other income, net	11,852	2,568

Income from continuing operations before taxes	53,184	33,836
Income tax expense	13,083	9,144

Income from continuing operations	40,101	24,692
Income from discontinued operations	—	1,602

Net income	$40,101	$26,294

Basic earnings per share:
Income from continuing operations	$0.12	$0.07

Net income per share	$0.12	$0.08

Diluted earnings per share:
Income from continuing operations	$0.11	$0.07

Net income per share	$0.11	$0.08

Weighted-average shares outstanding — basic	348,447	344,429
Weighted-average shares outstanding — diluted	350,136	345,543

See notes to consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Six months ended
	April 30, 2010	April 30, 2009
	(unaudited)
Cash flows from operating activities
Net income	$40,101	$26,294
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	14,742	13,722
Depreciation and amortization	14,655	21,473
Change in accounts receivable allowances	(571)	336
Income from discontinued operations	—	(1,602)
Gain on sale of subsidiaries	—	(16)
Impairment of long-term investments	—	3,096
Gain on sale of previously impaired investments	(8,009)	—
Loss on sale of previously impaired investments	814	—
Gain on debenture repurchases	—	(68)
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	46,872	63,214
Prepaid expenses	(3,451)	2,575
Other current assets	3,413	7,377
Deferred income taxes	7,406	9,303
Accounts payable	71	(11,552)
Accrued liabilities	(43,260)	(73,501)
Deferred revenue	(74,981)	(73,748)

Net cash used in operating activities	(2,198)	(13,097)

Cash flows from investing activities
Purchases of property, plant and equipment	(13,432)	(6,582)
Purchases of short-term investments	(131,552)	(147,849)
Maturities of short-term investments	27,981	25,507
Sales of short-term investments	100,688	132,762
Proceeds from sales of and distributions from long-term investments	8,629	1,736
Net cash paid for acquisitions	—	(48,472)
Cash proceeds from sale of discontinued operations	471	1,036
Change in restricted cash	(19)	(260)
Other	527	1,473

Net cash used in investing activities	(6,707)	(40,649)

Cash flows from financing activities
Issuances of common stock	5,536	1,152
Debenture repurchases	—	(3,869)
Debt repayment	—	(378)
Excess tax benefits from stock-based compensation	1	(2,788)

Net cash provided by (used in) financing activities	5,537	(5,883)

Effect of exchange rate changes on cash	(6,863)	(457)

Decrease in cash and cash equivalents	(10,231)	(60,086)
Cash and cash equivalents — beginning of period	591,656	680,034

Cash and cash equivalents — end of period	$581,425	$619,948

See notes to consolidated financial statements.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. Quarterly Financial Statements

The interim consolidated financial statements as of April 30, 2010 and for the three and six months ended April 30, 2010 and 2009 were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2009. The accompanying financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of our financial condition and results of operations as of and for the interim periods presented. The interim operating results are not necessarily indicative of the results for a full year.

Reclassifications

As more fully described in Note M, “Segment Information,” during the first quarter of fiscal 2010, we reorganized our business unit segment structure and management resulting in a change to our reportable business unit segments. In connection with this reorganization, we evaluated our internal cost structure to ensure the resulting business unit segment gross profit and operating income were reflective of our business unit segment management structure. As a result of this evaluation, we determined the allocation and assignment of costs between maintenance and subscriptions and services within cost of revenue should be adjusted to be reflective of the new business unit segment management structure for the second quarter and first six months of fiscal 2010 and 2009. For the second quarter and first six months of fiscal 2009, in our consolidated statements of operations, $9.1 million and $18.4 million of costs, respectively, were moved from the services cost of revenue line item to the maintenance and subscriptions cost of revenue line item. This change impacted only the components of cost of revenue and had no impact on revenue, total cost of revenue or total gross profit.

Certain other amounts reported in prior periods have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on the statements of operations.

B. Cash, Cash Equivalents, and Short-Term Investments

The following is a summary of our short-term available-for-sale investments at April 30, 2010 and October 31, 2009:

(In thousands)	Cost at April 30, 2010	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at April 30, 2010
Short-term investments:
U.S. government and agency securities	$180,963	$2,211	$(32)	$183,142
Corporate notes and bonds	181,676	3,485	(20)	185,141
Asset-backed securities	21,573	240	(27)	21,786
Equity securities	8,331	—	(239)	8,092

Total short-term investments	$392,543	$5,936	$(318)	$398,161

(In thousands)	Cost at October 31, 2009	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at October 31, 2009
Short-term investments:
U.S. government and agency securities	$183,062	$2,633	$—	$185,695
Corporate notes and bonds	169,685	4,269	(12)	173,942
Asset-backed securities	24,828	439	—	25,267
Equity securities	7,923	—	(1,018)	6,905

Total short-term investments	$385,498	$7,341	$(1,030)	$391,809

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

B. Cash, Cash Equivalents, and Short-Term Investments (Continued)

As of April 30, 2010, $8.1 million market value of our equity securities are designated for deferred compensation payments, which are paid out as requested by participants of the plan upon termination.

As of April 30, 2010, contractual maturities of our short-term investments were:

(In thousands)	Cost	Fair Value
Less than one year	$69,522	$70,312
Due in one to two years	144,061	146,505
Due in two to three years	121,385	122,927
Due in more than three years	49,244	50,325
No contractual maturity	8,331	8,092

Total short-term investments	$392,543	$398,161

We had net unrealized gains related to short-term investments of $5.6 million and $6.3 million at April 30, 2010 and October 31, 2009, respectively.

Realized gains and losses related to our short-term investments were as follows:

	Three months ended		Six months ended
(In thousands)	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Realized gains	$3,228	$1,039	$3,609	$2,081
Realized losses	$47	$264	$108	$1,277

With the exception of our short-term auction-rate securities (“ARSs”), the realized gains and losses on our short-term investments are included in the “Investment income” line item in the consolidated statements of operations.

During the second quarter of fiscal 2010, ARSs classified as short-term investments, with a book value of $1.8 million, were sold for $4.2 million, resulting in a gain of $2.4 million. This gain is a component of the line item “Gain on sale of previously impaired investments, net” in our consolidated statements of operations. We reversed $2.4 million in unrealized gains associated with these securities that were recorded in the “Accumulated other comprehensive income” line item in our consolidated balance sheets in prior periods.

We did not record any impairment losses on short-term investments during the second quarters or first six months of fiscal 2010 and 2009, as we considered the unrealized losses to be temporary. With respect to our debt securities that are in an unrealized loss position, we expect to recover the entire cost basis of these securities before we sell them, therefore they are not considered to be other-than-temporarily impaired. We do not consider our equity securities that are in an unrealized loss position to be impaired as we have the ability and intent to hold these investments until a recovery of fair value.

During the first six months of fiscal 2010 and 2009, the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings decreased by a net $6.9 million and $0.5 million, respectively. The decrease in fiscal 2010 resulted from the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro. As foreign currency exchange rates continue to fluctuate, especially the Euro, we may see further changes in the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings.

C. Long-Term Investments

As of April 30, 2010, we do not have any investments classified as long-term. At October 31, 2009, $10.3 million of our ARSs were classified as long-term investments in our consolidated balance sheets, and were our only long-term investments. At April 30, 2010, we no longer hold any ARSs.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

C. Long-Term Investments (Continued)

During the first quarter of fiscal 2010, ARSs with an estimated fair value of $4.2 million were reclassified from long-term investments to short-term investments in our consolidated balance sheet. These securities were sold during the second quarter of fiscal 2010 (See Note B “Cash, Cash Equivalents, and Short-Term Investments”).

During the second quarter of fiscal 2010, ARSs classified as long-term investments, with a book value of $1.7 million, were sold for $0.9 million, resulting in a loss on sale of $0.8 million. This loss is a component of the line item “Gain on sale of previously impaired investments, net” in our consolidated statements of operations. We reversed $0.3 million in unrealized gains associated with these securities that were recorded in the “Accumulated other comprehensive income” line item in our consolidated balance sheets in prior periods.

During the first six months of fiscal 2010, ARSs classified as long-term investments, with a book value of $3.8 million, were sold for $8.0 million, resulting in a net gain on sale of $4.2 million. This net gain is a component of the line item “Gain on sale of previously impaired investments, net” in our consolidated statements of operations. We reversed $3.0 million in unrealized gains associated with these securities that were recorded in the “Accumulated other comprehensive income” line item in our consolidated balance sheets in prior periods.

During the second quarter and first six months of fiscal 2010, we also recognized a gain of $0.4 million and $0.6 million, respectively, related to the sales of direct investments that we had previously fully impaired. These gains are shown as a component of the line item “Gain on sale of previously impaired investments, net” in our consolidated statements of operations.

D. Fair Value Measurements

The following table summarizes the composition and fair value hierarchy of our financial assets as of April 30, 2010. Our level 1 financial instruments are valued using quoted prices in active markets for identical instruments. We did not have any level 2 or level 3 financial instruments at April 30, 2010.

(In thousands)	Fair Value of Level 1 Financial Instruments as of April 30, 2010
Short-term investments:
U.S. government and agency securities	$183,142
Corporate notes and bonds	185,141
Asset-backed securities	21,786
Equity securities	8,092

Total	$398,161

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

D. Fair Value Measurements (Continued)

The following table summarizes the composition and fair value hierarchy of our financial assets as of October 31, 2009. We did not have any level 2 financial instruments at October 31, 2009. Our ARSs were our only level 3 financial assets at October 31, 2009 and were valued using unobservable inputs that were supported by little or no market activity and that were significant to the fair value of the investments.

		Fair Value Measurements Using
(In thousands)	Total as of October 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Short-term investments:
U.S. government and agency securities	$185,695	$185,695	$—
Corporate notes and bonds	173,942	173,942	—
Asset-backed securities	25,267	25,267	—
Equity securities	6,905	6,905	—

Total short-term investments	391,809	391,809	—
Long-term investments	10,303	—	10,303

Total	$402,112	$391,809	$10,303

The following table summarizes the change in composition and fair value hierarchy of our level 3 financial assets, which were comprised entirely of our ARSs, for the second quarters of fiscal 2010 and 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) for the three months ended
(In thousands)	April 30, 2010	April 30, 2009
Beginning balance	$6,232	$9,617
Total gains or (losses):
Impairment included in earnings	—	(1,419)
Book value of assets sold	(3,521)	—
Removed from accumulated other comprehensive income	(2,711)	(231)

Ending balance	$—	$7,967

The following table summarizes the change in composition and fair value hierarchy of our level 3 financial assets, which were comprised entirely of our ARSs, for the first six months of fiscal 2010 and 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) for the six months ended
(In thousands)	April 30, 2010	April 30, 2009
Beginning balance	$10,303	$11,063
Total gains or (losses):
Impairment included in earnings	—	(3,096)
Book value of assets sold	(5,597)	—
Removed from accumulated other comprehensive income	(4,706)	—

Ending balance	$—	$7,967

See Note B, “Cash, Cash Equivalents, and Short-Term Investments” for more information on the sale of the $1.8 million book value of ARSs classified as short-term investments that occurred in the second quarter of fiscal 2010. See Note C, “Long-Term Investments” for more information on the sales of the $1.7 million and $3.8 million book value of ARSs classified as long-term investments that occurred during the second quarter and first six months of fiscal 2010, respectively.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

E. Derivative Instruments and Hedging Activities

The net notional amount of foreign currency exchange contracts hedging foreign currency transactions was $11.3 million and $27.0 million at April 30, 2010 and October 31, 2009, respectively. The fair value of these contracts was immaterial at both April 30, 2010 and October 31, 2009.

During the second quarters of fiscal 2010 and 2009, we recognized gains of $0.8 million and $2.4 million, respectively, on our foreign currency exchange contracts. During the first six months of fiscal 2010 and fiscal 2009, we recognized a gain of $0.6 million and a loss of $1.9 million, respectively, on our foreign currency exchange contracts. These gains and losses are shown as a component of the line item “Interest expense and other, net” in our consolidated statements of operations.

F. Goodwill and Intangible Assets

Goodwill

During the first quarter of fiscal 2010, our former Open Platform Solutions, Identity and Security Management and Systems and Resource Management business unit segments were consolidated to form the new Security, Management and Operating Platforms business unit segment (“SMOP”) (See Note M, “Segment Information,” for more information on our business unit segment structural and management reorganization). The three components of SMOP will continue to be considered reporting units for goodwill impairment testing purposes. As there were no changes to the reporting units, no interim goodwill impairment tests were required. Our former Workgroup business unit segment was renamed Collaboration Solutions (“CS”).

Goodwill allocated to our business unit segments as of April 30, 2010 is as follows:

(In thousands)	SMOP	CS	Total
Balance as of October 31, 2009:
Goodwill	$477,048	$149,029	$626,077
Accumulated impairment	(270,044)	—	(270,044)

Net goodwill	207,004	149,029	356,033

Activity during the six months ended April 30, 2010:
Release of merger liability	(1,782)	(1,413)	(3,195)
Impact of foreign currency exchange translation	896	—	896

Balance as of April 30, 2010:
Goodwill	476,162	147,616	623,778
Accumulated impairment	(270,044)	—	(270,044)

Net goodwill	$206,118	$147,616	$353,734

During the second quarter of fiscal 2010, we assigned to a subtenant a facility lease related to our April 2005 acquisition of Tally Systems Corp. At the time of the acquisition, this lease had a nine-year term and therefore a merger liability was established as part of the acquisition purchase price allocation. Because the cost of exiting this lease was less than the estimated merger liability, we released this excess, reducing the cost of the acquired company. This adjustment to the purchase price resulted in a $3.2 million reduction to total goodwill, comprised of goodwill reductions in our SMOP and CS business unit segments of $1.8 million and $1.4 million, respectively.

Also, a $0.9 million increase in goodwill during the first six months of fiscal 2010 was due to the impact of foreign currency exchange translation related to the portion of our goodwill that is denominated in Canadian dollars.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

F. Goodwill and Intangible Assets (Continued)

Intangible Assets

The following is a summary of intangible assets:

	April 30, 2010			October 31, 2009
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Asset Lives
Developed technology	$30,765	$(25,319)	$5,446	$30,765	$(22,546)	$8,219	3 or 4 years
Trademarks/trade names	25,511	(1,015)	24,496	25,511	(865)	24,646	3 years or Indefinite
Customer relationships	15,701	(13,155)	2,546	15,701	(11,945)	3,756	3 years

Total intangible assets	$71,977	$(39,489)	$32,488	$71,977	$(35,356)	$36,621

Amortization of intangible assets for the second quarters of fiscal 2010 and 2009 was $2.0 million and $4.3 million, respectively. Amortization of intangible assets for the first six months of fiscal 2010 and 2009 was $4.1 million and $8.6 million, respectively. Amortization of existing intangibles is estimated to be approximately $3.8 million for the remainder of fiscal 2010, $4.0 million in fiscal 2011, and $0.5 million in fiscal 2012, with nothing thereafter.

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of August 1. In addition, we evaluate the recoverability of our goodwill and all our intangible assets if events or changes in circumstances warrant, such as a material adverse change in the business.

G. Income Taxes

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the second quarter and first six months of fiscal 2010, we provided $5.2 million and $13.1 million for income tax expense, respectively. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items).

Income Tax Expense

The effective tax rate for the second quarter of fiscal 2010 was 21%, compared to an effective tax rate of 16% for the prior year period primarily due to a benefit from discrete tax items in the prior year period and a shift in jurisdictional earnings. The effective tax rate for the first six months of fiscal 2010 was 25%, compared to an effective tax rate of 27% for the prior year period primarily due to a shift in jurisdictional earnings.

The effective tax rates for the second quarter and first six months of fiscal 2010 differ from the federal statutory rate of 35% primarily due to the effects of stock-based compensation, differences between the book and tax treatment of certain income items on which a valuation allowance has been recorded, and the jurisdictional mix of earnings.

Valuation Allowance

We continue to believe, based on all available evidence, that it is more likely than not that most of our net deferred tax assets will not be realized. As a result, we have provided a valuation allowance on our U.S. and selected international net deferred tax assets. In reaching this determination, we evaluated our three-year cumulative results, pre-tax losses in recent quarters, as well as the impacts that economic conditions may have on our future results. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions or additional paid-in capital. It is reasonably possible that we could reduce a significant portion of our valuation allowance in the near-term. The amount of this potential reduction is not reasonably determinable at this time.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

G. Income Taxes (Continued)

Income Tax Reserves

As of April 30, 2010, we had unrecognized tax benefits totaling $36.2 million, excluding interest, of which $25.0 million would favorably impact the effective tax rate if recognized. As of October 31, 2009, we had unrecognized tax benefits totaling $37.3 million, excluding interest. The $1.1 million decrease in unrecognized tax benefits relates primarily to benefits recognized as a result of the lapse of statutes of limitations.

During the second quarter of fiscal 2010, we accrued $0.3 million in interest related to unrecognized tax benefits. During the first six months of fiscal 2010, we accrued $0.5 million in interest related to unrecognized tax benefits. We had $9.8 million and $9.3 million accrued for the payment of interest related to unrecognized tax benefits as of April 30, 2010 and October 31, 2009, respectively.

As of April 30, 2010, we have recorded a $34.8 million liability for unrecognized tax benefits and related interest in the line item “Other long-term liabilities” in our consolidated balance sheet.

As of April 30, 2010, we believe it is reasonably possible that $23.5 million of unrecognized tax benefits and accrued interest will decrease within the next 12 months as the result of statutes of limitations expiring in various jurisdictions. We believe that this favorable decrease in unrecognized tax benefits may significantly impact the effective tax rate.

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

H. Restructuring and Merger Liabilities

Restructuring Liabilities

During the first quarter of fiscal 2010, we recorded net restructuring expenses of $2.8 million. This was comprised of $2.9 million primarily for termination benefits for five employees as part of our business unit segment structural and management reorganization, partially offset by $0.1 million in reductions to accruals for changes in estimates related to prior period restructuring activities. During the second quarter of fiscal 2010, there were no restructuring expenses.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

H. Restructuring and Merger Liabilities (Continued)

Our restructuring activities in prior periods are disclosed in detail in our Annual Report on Form 10-K for fiscal 2009. The following table summarizes the restructuring reserve balance as of April 30, 2010 and activity during the first six months of fiscal 2010:

	Restructuring Action Taken In:
(In thousands)	Fiscal 2010	Fiscal 2009	Fiscal 2008	Prior to Fiscal 2008	Total
Balance as of October 31, 2009:
Workforce reductions	$—	$6,606	$622	$—	$7,228
Excess facilities, property and equipment	—	3,450	835	1,330	5,615

Total restructuring reserve balance	—	10,056	1,457	1,330	12,843

Original charge/adjustments:
Workforce reductions	2,876	(84)	104	—	2,896
Excess facilities, property and equipment	—	(163)	63	(22)	(122)

Total original charge/adjustments	2,876	(247)	167	(22)	2,774

Payments:
Workforce reductions	(428)	(6,097)	(173)	—	(6,698)
Excess facilities, property and equipment	—	(927)	(358)	(638)	(1,923)

Total payments	(428)	(7,024)	(531)	(638)	(8,621)

Balance as of April 30, 2010:
Workforce reductions	2,448	425	553	—	3,426
Excess facilities, property and equipment	—	2,360	540	670	3,570

Total restructuring reserve balance	$2,448	$2,785	$1,093	$670	$6,996

The net adjustments decreasing the restructuring reserves during the first six months of fiscal 2010 by $0.1 million resulted from changes in prior fiscal year estimates for various severance-related benefits and facility reserves. These adjustments are reflected in the table above for the respective fiscal year.

As of April 30, 2010, the remaining unpaid restructuring balances include accrued liabilities related to severance and other benefits, the majority of which we expect to be paid by February 2011, and lease costs for redundant facilities, which we expect to be paid over the respective remaining contract terms, the longest of which extends to 2018. These liabilities are partially reduced by sublease income for several of the redundant facilities.

Merger Liabilities

The following table summarizes the merger liabilities balance as of April 30, 2010, and activity associated with our acquisitions, including transaction costs, during the first six months of fiscal 2010:

(In thousands)	Balance at October 31, 2009	Payments/ Adjustments	Balance at April 30, 2010
Facilities related	$9,971	$(4,008)	$5,963
Other	127	(127)	—

Total merger liabilities	$10,098	$(4,135)	$5,963

During the second quarter of fiscal 2010, we assigned a facility lease to a subtenant, and as a result released $3.2 million of merger liabilities (See Note F, “Goodwill and Intangible Assets”).

As of April 30, 2010, the remaining unpaid merger liabilities balance relates to lease costs for redundant facilities, which we expect to be paid over the respective remaining contract terms, the longest of which extends to 2025.

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

On July 12, 2002, Amer Jneid and other related plaintiffs filed a complaint in the Superior Court of California, Orange County, alleging claims for breach of contract, fraud in the inducement, misrepresentation, infliction of emotional distress, rescission, slander and other claims against us in connection with our purchase of so-called “DeFrame” technology from the plaintiffs and two affiliated corporations (TriPole Corporation and Novetrix), and employment agreements that we entered into with the plaintiffs in connection with the purchase. The complaint sought unspecified damages, including punitive damages. The dispute (resulting in these claims) arises out of the plaintiffs’ assertion that we failed to properly account for license distributions which the plaintiffs claim would have entitled them to certain bonus payouts under the purchase and employment agreements. After a lengthy jury trial, the jury returned a verdict in favor of the various plaintiffs on certain contract claims and in favor of us on various remaining claims. We then pursued an appeal of the judgment and the related orders to the California Court of Appeals. We accrued $27.0 million in prior fiscal periods for this matter. As part of the appeal process and during the first quarter of fiscal 2008, we posted a $51.5 million bond in conjunction with our appeal of this judgment. On December 17, 2009, the California Court of Appeals reversed the judgment against us and remanded the case for a new trial. The Court of Appeals also awarded attorneys’ fees and costs to the plaintiffs and such amount will be determined by the trial court. In May 2010, $35.3 million of the bond amount was returned to us and we anticipate that the remaining amount of the bond will be released by the trial court. We are evaluating all of our options with respect to settling this case or taking the matter back to trial. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position or results of operations.

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

opinion that reversed in part and affirmed in part the District Court’s decision. The Circuit Court affirmed the award to us of $3.5 million but remanded the remainder of the case back to the District Court for trial on the issue of whether the UNIX copyrights had been or should be transferred to SCO. On August 25, 2009, the U.S. Bankruptcy Court entered an Order appointing an independent Chapter 11 Trustee to manage the SCO bankruptcy estate. On March 30, 2010, the U.S. District Court jury returned a verdict in our favor and determined that under the asset purchase agreement as amended, we retained the UNIX and UnixWare copyrights. The District Court has yet to rule on certain remaining claims by SCO, including whether SCO is entitled to an immediate transfer of certain UNIX copyrights. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

On November 12, 2004, we filed suit against Microsoft in the U.S. District Court, District of Utah. We are seeking treble and other damages under the Clayton Act, based on claims that Microsoft eliminated competition in the office productivity software market during the time that we owned the WordPerfect word-processing application and the Quattro Pro spreadsheet application. Among other claims, we allege that Microsoft withheld certain critical technical information about the Windows operating system (“Windows”) from us, thereby impairing our ability to develop new versions of WordPerfect and other office productivity applications, and that Microsoft integrated certain technologies into Windows designed to exclude WordPerfect and other applications owned by us from relevant markets. In addition, we allege that Microsoft used its monopoly power to prevent original equipment manufacturers from offering WordPerfect and other applications to customers. On June 10, 2005, Microsoft’s motion to dismiss the complaint was granted in part and denied in part. On October 15, 2007, the U.S. Fourth Circuit Court of Appeals affirmed the District Court’s ruling. On March 18, 2008, the United States Supreme Court rejected Microsoft’s Petition for a Writ of Certiorari seeking to appeal the Fourth Circuit’s Decision. As a result of these rulings, we elected to proceed with the remaining claims against Microsoft. On March 29, 2010, the Federal District Court ruled that our underlying claims against Microsoft had been assigned to Caldera, Inc., in connection with the transfer of the DR DOS business by us in approximately 1996. Accordingly, the court dismissed our complaint against Microsoft. We have filed a notice of appeal to the U.S. Fourth Circuit Court of Appeals and intend to seek review of the District Court’s decision dismissing the complaint.

On June 15, 2009, our Board of Directors received a letter from four stockholders who had previously filed lawsuits against us for alleged options backdating, demanding that the Board of Directors investigate certain issues relating to our historical stock option grant practices, as well as our Audit Committee’s findings concerning those practices announced in our May 23, 2007 press release. The Board of Directors constituted a Special Litigation Committee to investigate the allegations in the demand letter. On August 28, 2009, these stockholders filed a complaint in the Massachusetts Middlesex County Superior Court against many of our current and former officers and directors asserting various claims related to alleged option backdating. We were also named as a nominal defendant in this complaint, although the action is derivative in nature and purportedly asserted on our behalf. On May 17, 2010, the Board responded to the demand letter, notifying the plaintiffs’ counsel that the demanded lawsuit would not serve the best interests of the Company and further demanding that the plaintiffs dismiss the derivative complaints previously filed. While there can be no assurance as to the ultimate disposition of this stockholder complaint, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

In November 2007, we were served with a complaint by IP Innovations (a patent litigation company), alleging that the distribution of Linux-based products by both Red Hat, Inc. (a co-defendant in the case) and us violates certain U.S. Patents. In prior periods, we accrued $1.3 million for this matter. On April 30, 2010, a U.S. District Court jury returned a verdict in our favor ruling that we did not infringe the patents in suit and, in addition, concluding that the patents were invalid on multiple grounds. As a result of this ruling, we released our accrual related to this matter during the second quarter of fiscal 2010. Although the plaintiffs have filed post-trial motions seeking to set aside the jury verdict, we do not believe that the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

We are aware of two purported class action lawsuits, captioned Waldon v. Hovsepian and Fitzgerald v. Hovsepian, filed on or about March 5, 2010 in Massachusetts Superior Court, Middlesex County. The complaints name our Board of Directors as defendants, and allege breaches of fiduciary duties in connection with the unsolicited, conditional proposal from Elliott Associates, L.P. (“Elliott”) to acquire us for $5.75 per share in cash. The complaints do not define a putative class period. The plaintiffs seek to enjoin further alleged breaches of fiduciary duty and costs and attorneys’ fees. While there can be no assurance as to the ultimate disposition of these two lawsuits, we do not believe that the resolution of these claims will have a material adverse effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

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

J. Income Per Share From Continuing Operations

The following tables reconcile the numerators and denominators of the income per share from continuing operations calculation for the second quarters and first six months of fiscal 2010 and 2009:

	Three months ended
(In thousands, except per share data)	April 30, 2010	April 30, 2009
Basic income per share from continuing operations computation:
Income from continuing operations	$19,912	$15,051

Weighted-average common shares outstanding, excluding unvested restricted stock	349,204	344,881

Basic income per share from continuing operations	$0.06	$0.04

Diluted income per share from continuing operations computation:
Income from continuing operations	$19,912	$15,051

Weighted-average common shares outstanding, excluding unvested restricted stock	349,204	344,881
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	2,804	958

Total adjusted weighted-average common shares	352,008	345,839

Diluted income per share from continuing operations	$0.06	$0.04

Incremental shares attributable to options with exercise prices that were at or greater than the average market price for the respective period (“out-of-the-money”) were excluded from the calculation of diluted income per share for the second quarters of fiscal 2010 and 2009 as their effect would have been anti-dilutive. Out-of-the-money options for the second quarters of fiscal 2010 and 2009 totaled 16.3 million shares and 24.1 million shares, respectively.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

J. Income Per Share From Continuing Operations (Continued)

	Six months ended
(In thousands, except per share data)	April 30, 2010	April 30, 2009
Basic income per share from continuing operations computation:
Income from continuing operations	$40,101	$24,692

Weighted-average common shares outstanding, excluding unvested restricted stock	348,447	344,429

Basic income per share from continuing operations	$0.12	$0.07

Diluted income per share from continuing operations computation:
Income from continuing operations	$40,101	$24,692

Weighted-average common shares outstanding, excluding unvested restricted stock	348,447	344,429
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock, and other stock plans	1,689	1,114

Total adjusted weighted-average common shares	350,136	345,543

Diluted income per share from continuing operations	$0.11	$0.07

Incremental shares attributable to options with exercise prices that were at or greater than the average market price for the respective period (“out-of-the-money”) were excluded from the calculation of diluted income per share for the first six months of fiscal 2010 and 2009 as their effect would have been anti-dilutive. Out-of-the-money options for the first six months of fiscal 2010 and 2009 totaled 20.2 million shares and 23.3 million shares, respectively.

K. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended		Six months ended
(In thousands)	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Net income	$19,912	$15,617	$40,101	$26,294
Change in net unrealized gain on investments	(962)	1,130	(37)	7,425
Adjustment for previously recorded unrealized gains related to sale of ARSs (1)	(2,711)	—	(5,363)	—
Change in cumulative translation adjustments	(7,187)	2,011	(12,500)	(5,383)
Change in unrecognized pension costs	(269)	110	(486)	180

Comprehensive income	$8,783	$18,868	$21,715	$28,516

(1) We reversed the unrealized gains associated with the sale of our ARSs that were recorded in the prior period in the “Accumulated other comprehensive income” line item in our consolidated balance sheet. These reversals are part of the $2.0 million and $7.2 million gain in the “Gain on sale of previously impaired investments, net” line item in our consolidated statements of operations for the second quarter and first six months of fiscal 2010, respectively.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

K. Comprehensive Income (Continued)

Our accumulated other comprehensive income is comprised of the following:

(In thousands)	April 30, 2010	October 31, 2009
Net unrealized gain on investments	$5,618	$11,018
Unrecognized pension actuarial gain and transition obligation, net	3,912	4,398
Cumulative translation adjustment	(6,934)	5,566

Total accumulated other comprehensive income	$2,596	$20,982

L. Stock-Based Compensation

Equity-Based Awards

We made stock option and restricted stock unit grants for the following number of shares during the first six months of fiscal 2010 and 2009:

	Six months ended
(In thousands of shares)	April 30, 2010	April 30, 2009
Stock options:
Performance-based	—	1,882
Time-based	5,110	2,118

Total stock options	5,110	4,000

Restricted stock units:
Market-based	1,230	—
Performance-based	—	827
Time-based	3,075	1,716

Total restricted stock units	4,305	2,543

Stock Options

Performance-based: During the first six months of fiscal 2009, we granted stock options to executives that will vest based on the achievement of certain revenue targets set in each applicable fiscal year beginning in the year of grant. If the targets are not met, the stock options will expire unvested.

Time-based: During the first six months of fiscal 2010 and 2009, we granted time-based stock options to executive and non-executive employees. The weighted-average grant-date fair value of time-based stock options granted during the first six months of fiscal 2010 was $1.70. Vesting of the options occurs over four years in accordance with the following schedule: either 1) 25% of the grant vests on the first anniversary of the grant date and the remaining 75% of the grant vests monthly thereafter; or 2) 25% of the grant vests on each grant date anniversary. The options expire eight years after the grant date.

Restricted Stock Units

Market-based: During the first quarter of fiscal 2010, we granted restricted stock units to executives that will vest based on the achievement of certain stock price targets. The stock-based compensation cost and derived service periods for these restricted stock units were estimated using the Monte Carlo simulation method utilizing a volatility of 46.4% and a risk-free rate of 2.9%. The weighted-average fair value of these awards is $3.25 and the derived service periods range from approximately one year to approximately two and one-third years. During the second quarter of fiscal 2010, one-third of the market award vested due to the achievement of the target applicable to that portion of the award. This resulted in the recognition of $1.4 million in stock-based compensation during the first six months of fiscal 2010 related to that portion of the award. If the remaining targets are not met, the restricted stock units will expire on the seventh anniversary of the grant date and will not convert into shares of common stock.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

L. Stock-Based Compensation (Continued)

Performance-based: During the first six months of fiscal 2009, we granted restricted stock units to executives that will vest based on the achievement of certain profit targets set in each applicable fiscal year beginning in the year of grant. If the targets are not met, the restricted stock units will expire and will not convert into shares of common stock.

Time-based: During the first six months of fiscal 2010, we granted time-based restricted stock units to non-executive employees primarily as part of our annual grant program. The weighted-average grant-date fair value of time-based restricted stock units granted during the first six months of fiscal 2010 was $4.60. During the first six months of fiscal 2009, we granted time-based restricted stock units to executive and non-executive employees. Units vest proportionally on each grant date anniversary over either three or four years.

Stock-Based Compensation Expense

Our consolidated statements of operations include the following amounts of stock-based compensation expense in the respective captions:

	Three months ended		Six months ended
(In thousands)	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Cost of revenue	$772	$671	$1,331	$1,583

Sales and marketing	2,349	1,550	4,189	4,113
Product development	2,075	2,289	4,139	4,794
General and administrative	3,096	1,181	5,083	3,232

Operating expenses	7,520	5,020	13,411	12,139

Total stock-based compensation expense	$8,292	$5,691	$14,742	$13,722

Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.1 years was $43.0 million at April 30, 2010.

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

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

M. Segment Information (Continued)

Operating results by business unit segment are as follows:

	Three months ended
	April 30, 2010			April 30, 2009
(In thousands)	Net revenue	Gross profit	Operating income (loss)	Net revenue	Gross profit	Operating income (loss)
SMOP	$125,546	$97,924	$(5,870)	$128,312	$99,837	$(5,707)
CS	78,468	66,914	36,344	87,283	73,882	40,727
Common unallocated operating costs	—	(2,136)	(10,571)	—	(3,406)	(17,396)

Total per statements of operations	$204,014	$162,702	$19,903	$215,595	$170,313	$17,624

	Six months ended
	April 30, 2010			April 30, 2009
(In thousands)	Net revenue	Gross profit	Operating income (loss)	Net revenue	Gross profit	Operating income (loss)
SMOP	$250,200	$192,750	$(9,795)	$253,163	$196,265	$(14,112)
CS	156,180	132,385	73,020	177,303	149,093	82,959
Common unallocated operating costs	—	(3,785)	(21,893)	—	(7,071)	(37,579)

Total per statements of operations	$406,380	$321,350	$41,332	$430,466	$338,287	$31,268

Segment operating income (loss) is comprised of business unit segment gross profit, less operating expenses attributable to each business unit segment. Beginning in fiscal 2010, operating expenses, including sales and marketing, product development, and general and administrative expenses, have been allocated to the business unit segments. All prior period amounts have been reclassified to conform to the current year’s presentation. Common unallocated operating costs include items such as stock-based compensation, acquisition-related intangible asset amortization, restructuring, certain litigation related activity and other unusual items that are not considered part of our ongoing, ordinary business.

Geographic Information

The table below shows our net revenue from the U.S. and from international locations:

	Three months ended		Six months ended
(In thousands)	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Net revenue:
U.S.	$97,693	$108,144	$195,675	$213,251
International	106,321	107,451	210,705	217,215

Total net revenue	$204,014	$215,595	$406,380	$430,466

During the second quarters and first six months of fiscal 2010 and 2009, revenue in Germany accounted for 10% of our net revenue. No other country outside of the U.S. accounted for 10% or more of our net revenue for the second quarters or first six months of fiscal 2010 or 2009. No single customer accounted for 10% or more of our total revenue for any period presented.

For the second quarters of fiscal 2010 and 2009, 68% and 70%, respectively, of our revenue outside the U.S. was in the Europe, Middle East and Africa region. For the first six months of fiscal 2010 and 2009, 69% and 70%, respectively, of our revenue outside the U.S. was in the Europe, Middle East and Africa region.

N. Share Repurchase Program

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the second quarters or first six months of fiscal 2010 or 2009. As of April 30, 2010, $33.2 million remains available to be used for repurchasing common stock under the current Board authorization.

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

In January 2010, the FASB issued updated guidance to improve disclosures regarding fair value measurements. This update requires entities to 1) disclose separately the amounts of significant transfers in and out of level 1 and level 2 fair value measurements and describe the reasons for the transfers and 2) present separately (i.e. on a gross basis rather than as a net amount), information about purchases, sales, issuances, and settlements in the roll forward of changes in level 3 fair value measurements. The update requires fair value disclosures by class of assets and liabilities rather than by major category or line item in the statement of financial position. Disclosures regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both level 2 and level 3 are also required. For all portions of the update except the gross presentation of activity in the level 3 roll forward, this standard is effective for interim and annual reporting periods beginning after December 15, 2009 (the second quarter of our fiscal 2010, which is when we implemented this standard). For the gross presentation of activity in the level 3 roll forward, this guidance is effective for fiscal years beginning after December 15, 2010 (our fiscal 2012). As this guidance is only disclosure-related, and we currently do not have any level 3 fair value measurements, it is presently anticipated that this guidance will not have an impact on our financial position and results of operations.

In January 2009, the SEC issued its final rules requiring public companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using eXtensible Business Reporting Language (“XBRL”). XBRL is a standardized, machine-readable language designed to enhance the electronic communication of business information and should make business information more accessible. These rules will not change the SEC’s existing requirement to provide financial statements in the traditional format. Under these rules, we will be required to file our financial statements for the third quarter of fiscal 2010 using XBRL, in addition to our traditional filing format.

P. Recent Company Developments

On March 2, 2010, we announced the receipt of an unsolicited, conditional proposal from Elliott to acquire us for $5.75 per share in cash. On March 20, 2010, we announced that our Board of Directors concluded, after careful consideration, including a review of the proposal with our independent financial and legal advisors, that the Elliott proposal was inadequate and that it undervalued our franchise and growth prospects. We also announced that our Board authorized a thorough review of various alternatives to enhance stockholder value that include, but are not limited to, a return of capital to stockholders through a stock repurchase or cash dividend, strategic partnerships and alliances, joint ventures, a recapitalization and a sale of the company.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy; future operations; financial position and results; liquidity; future opportunities; growth of business unit segments; the macroeconomic environment; market evolution and opportunities; company trends; market outlook; customer priorities; timing of realization of projections; functionality, characteristics, quality and performance capabilities of our products and technology; results achievable and benefits attainable through deployment of our products and provision of services; expanded opportunities for our products; release of funds in the Amer Jneid legal matter; funding of liquidity needs; foreign currency exchange rate fluctuations and impact on the value of our foreign-denominated cash and cash equivalent holdings; reduction of our valuation allowance on net deferred tax assets; decrease of unrecognized tax benefits and accrued interest; opportunities; beliefs; and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change of expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, including, among others, risks relating to: uncertainty introduced by the review of various alternatives to enhance stockholder value authorized by our Board; indirect sales, growth rates of our business units, renewal of SUSE® Linux Enterprise Server (“SLES™”) subscriptions with customers who have received certificates from Microsoft, decline rates of Open Enterprise Server (“OES”) and NetWare® revenue, development of products and services, the Intelligent Workload Management market, software vulnerabilities, delays in product releases, reliance on open source software, adequacy of renewal rates, uncertain economic conditions, competition, rapid technological changes, failure to expand brand awareness, adequacy of technical support, pricing pressures, system failures, integration of acquisitions, industry consolidation, challenges resulting from a global business, foreign research and development operations, loss of key employees, intellectual property infringement, litigation matters, unpredictable financial results, impairments, the timing of revenue recognition, our investments, and effective use of our cash. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section in Part II Item 1A, titled “Risk Factors”. Readers should carefully review the risk factors described in this document and in other documents that we file from time to time with the Securities and Exchange Commission.

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

On March 2, 2010, we announced the receipt of an unsolicited, conditional proposal from Elliott Associates, L.P. (“Elliott”) to acquire us for $5.75 per share in cash. On March 20, 2010, we announced that our Board of Directors concluded, after careful consideration, including a review of the proposal with our independent financial and legal advisors, that the Elliott proposal was inadequate and that it undervalued our franchise and growth prospects. We also announced that our Board authorized a thorough review of various alternatives to enhance stockholder value that include, but are not limited to, a return of capital to stockholders through a stock repurchase or cash dividend, strategic partnerships and alliances, joint ventures, a recapitalization and a sale of the company. We believe that the uncertainty associated with recent company developments has negatively impacted revenue during the second quarter of fiscal 2010, particularly in our Identity and Security Management business.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Overview (Continued)

In the second quarter of fiscal 2010, total revenue decreased 5% compared to the prior year period. Product and services revenues were lower by 4% and 17%, respectively, in the second quarter of fiscal 2010 compared to the prior year period. We believe that the lower product revenue primarily resulted from the uncertainty associated with recent company developments as well as weakness in our legacy products. The lower services revenue was due primarily to lower discretionary spending availability from our consulting services customers and lower renewals on technical support contracts. Foreign currency exchange rate fluctuations, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, favorably impacted revenue by $2.0 million, or 1%, in the second quarter of fiscal 2010, compared to the prior year period.

In the first six months of fiscal 2010, total revenue decreased 6% compared to the prior year period. Product and services revenues were lower by 4% and 18%, respectively, in the first six months of fiscal 2010 compared to the prior year period. We believe that the lower product revenue primarily resulted from the uncertainty associated with recent company developments as well as weakness in our legacy products. The lower services revenue was due primarily to lower discretionary spending availability from our consulting services customers and lower renewals on technical support contracts. Foreign currency exchange rate fluctuations, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, favorably impacted revenue by $2.9 million, or 1%, in the first six months of fiscal 2010, compared to the prior year period.

Below is a brief summary of the revenue results for our two business unit segments:

•

Total revenue from SMOP for the second quarter of fiscal 2010 decreased $2.8 million, or 2%, compared to the prior year period. Total revenue from SMOP for the first six months of fiscal 2010 decreased $3.0 million, or 1%, compared to the prior year period.

•

Total revenue from CS for the second quarter of fiscal 2010 decreased $8.8 million, or 10%, compared to the prior year period. Total revenue from CS for the first six months of fiscal 2010 decreased $21.1 million, or 12%, compared to the prior year period.

Because much of the revenue we invoice is deferred and recognized over time, we consider invoicing, or bookings, to be a key indicator of current sales performance and future revenue performance. Total invoicing was lower for the second quarter of fiscal 2010 compared to the prior year period due primarily to lower SMOP and CS product invoicing.

Total invoicing was flat for the first six months of fiscal 2010 compared to the prior year period largely as a result of higher SMOP product invoicing that was offset by lower CS product invoicing and lower services invoicing. We believe that the current customer focus on reducing cost, complexity and risk is aligned with our overall value proposition.

Total gross profit was 80% and 79% for the second quarter and first six months of fiscal 2010, respectively, compared to 79% for both of the prior year periods.

Despite lower revenue, our operating margins continue to improve, reflecting the positive impacts of recent restructuring and other cost-cutting initiatives. For the second quarter of fiscal 2010, we reported operating margins of 10%, which compares to 8% for the prior year period. Foreign currency exchange rate fluctuations, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, unfavorably impacted income from operations by $3.6 million, or 15%, in the second quarter of fiscal 2010 compared to the prior year period.

For the first six months of fiscal 2010, we reported operating margins of 10%, which compares to 7% for the prior year period. The first six months of fiscal 2010 included a $4.6 million change in accounting estimate related to fiscal 2009 sales compensation expense that increased profitability in the period. Foreign currency exchange rate fluctuations, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, unfavorably impacted income from operations by $9.4 million, or 19%, in the first six months of fiscal 2010 compared to the prior year period.

In the first quarter of fiscal 2010, we recorded net restructuring expenses of $2.8 million related primarily to termination benefits for certain executive employees as part of our business unit segment structural and management reorganization discussed above. We did not record any restructuring charges in the second quarter of fiscal 2010.

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

Results of Operations

Reclassifications

As more fully described in Note M, “Segment Information,” during the first quarter of fiscal 2010, we reorganized our business unit segment structure and management resulting in a change to our reportable business unit segments. In connection with this reorganization, we evaluated our internal cost structure to ensure the resulting business unit segment gross profit and operating income were reflective of our business unit segment management structure. As a result of this evaluation, we determined the allocation and assignment of costs between maintenance and subscriptions and services within cost of revenue should be adjusted to be reflective of the new business unit segment management structure for the second quarter and first six months of fiscal 2010 and 2009. For the second quarter and first six months of fiscal 2009, in our consolidated statements of operations, $9.1 million and $18.4 million of costs, respectively, were moved from the services cost of revenue line item to the maintenance and subscriptions cost of revenue line item. This change impacted only the components of cost of revenue and had no impact on revenue, total cost of revenue or total gross profit.

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

Total net revenue was as follows:

	Three months ended			Six months ended
(Dollars in thousands)	April 30, 2010	April 30, 2009	Change	April 30, 2010	April 30, 2009	Change
Software licenses	$27,691	$30,250	(8)%	$48,884	$58,517	(16)%
Maintenance and subscriptions	153,855	158,329	(3)%	312,806	317,144	(1)%
Services	22,468	27,016	(17)%	44,690	54,805	(18)%

Total net revenue	$204,014	$215,595	(5)%	$406,380	$430,466	(6)%

Revenue in our software licenses category decreased during the second quarter and first six months of fiscal 2010 compared to the prior year periods as software licenses revenue declined across both business unit segments. The lower software licenses revenue reflected the continued weakness in our legacy products.

Revenue from maintenance and subscriptions decreased in the second quarter and first six months of fiscal 2010 compared to the prior year periods. Maintenance and subscriptions revenue from SMOP was relatively flat in the second quarter of fiscal 2010 compared to the prior year period, and increased $4.8 million, or 3%, in the first six months of fiscal 2010, compared to the prior year period. Maintenance and subscriptions revenue from CS declined $4.7 million, or 7%, in the second quarter of fiscal 2010, and $9.2 million, or 7%, in the first six months of fiscal 2010, compared to the prior year periods.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

The lower services revenue in the second quarter and first six months of fiscal 2010 compared to the prior year periods is due primarily to lower discretionary spending availability from our consulting services customers and lower renewals on technical support contracts.

Foreign currency exchange rate fluctuations, as measured using prior period foreign currency exchange rates on non-U.S. dollar denominated revenue, favorably impacted total net revenue by $2.0 million, or 1%, and $2.9 million, or 1%, during the second quarter and first six months of fiscal 2010, respectively.

Net revenue in SMOP was as follows:

	Three months ended			Six months ended
(Dollars in thousands)	April 30, 2010	April 30, 2009	Change	April 30, 2010	April 30, 2009	Change
Software licenses	$17,388	$17,742	(2)%	$30,848	$32,845	(6)%
Maintenance and subscriptions	91,666	91,486	—%	186,871	182,032	3%
Services	16,492	19,084	(14)%	32,481	38,286	(15)%

Total net revenue	$125,546	$128,312	(2)%	$250,200	$253,163	(1)%

Revenue from SMOP decreased in the second quarter of fiscal 2010 compared to the prior year period. Revenue associated with our Linux Platform Products decreased by $1.5 million, or 4%, and SMOP services revenue declined $2.6 million, or 14%, compared to the prior year period. These revenue decreases were offset by higher revenue from Identity, Access and Compliance Management products, which increased by $2.5 million, or 9%, compared to the prior year period. Revenue from Systems and Resource Management products was relatively flat compared to the prior year period. Overall, product invoicing for SMOP decreased 3% compared to the prior year period, due primarily to a decrease in invoicing for our Identity, Access and Compliance Management products, partially offset by stronger invoicing for our Systems and Resource Management products. Identity, Access and Compliance Management invoicing decreased due in part to a reduction in contract length compared to the prior year period reflecting, we believe, the uncertainty associated with recent company developments.

Renewals of Microsoft SLES certificates began in early fiscal 2010, and as anticipated, the renewals have been invoiced at much lower amounts than under the original agreement. The lower invoicing associated with the Microsoft SLES certificates was partially offset by significant growth in our non-Microsoft invoicing of Linux Platform Products. (See the subsection entitled, “Microsoft Agreements–Related Revenue” of Note B, “Summary of Significant Accounting Policies” in our fiscal 2009 Annual Report on Form 10-K for more details on the Microsoft SLES certificates and related agreements.)

Revenue from SMOP decreased in the first six months of fiscal 2010 compared to the prior year period. Revenue associated with our Systems and Resource Management products decreased by $2.0 million, or 2%, and SMOP services revenue declined $5.8 million, or 15%, compared to the prior year period. These revenue decreases were offset by higher revenue from Identity, Access and Compliance Management products, which increased by $5.9 million, or 11%, and Linux Platform Products, which increased by $0.7 million, or 1%, compared to the prior year period. Overall, product invoicing for SMOP increased 10% compared to the prior year period, due primarily to stronger invoicing for our Linux Platform Products and Identity, Access and Compliance Management products, partially offset by a decline in invoicing for our Systems and Resource Management products. The higher invoicing for our Linux Platform Products resulted from significant growth in our non-Microsoft invoicing, partially offset by lower invoicing associated with the Microsoft SLES certificates. Identity, Access and Compliance Management revenue and invoicing increased due in part to several large deals in the first quarter of fiscal 2010. However, we believe this positive momentum was negatively impacted in the second quarter of fiscal 2010, by the uncertainty associated with recent company developments. The revenue and invoicing declines for Systems and Resource Management products were primarily due to challenges gaining traction in this market segment.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Net revenue in CS was as follows:

	Three months ended			Six months ended
(Dollars in thousands)	April 30, 2010	April 30, 2009	Change	April 30, 2010	April 30, 2009	Change
Software licenses	$10,303	$12,508	(18)%	$18,036	$25,672	(30)%
Maintenance and subscriptions	62,189	66,843	(7)%	125,935	135,112	(7)%
Services	5,976	7,932	(25)%	12,209	16,519	(26)%

Total net revenue	$78,468	$87,283	(10)%	$156,180	$177,303	(12)%

Revenue from CS decreased in the second quarter of fiscal 2010 compared to the prior year period primarily from lower combined OES and NetWare-related product revenue of $2.9 million, or 6%, lower Collaboration product revenue of $2.2 million, or 9%, and lower services revenue of $2.0 million, or 25%. Overall, product invoicing for CS decreased 8% in the second quarter of fiscal 2010 compared to the prior year period. Invoicing for Collaboration products and combined OES and NetWare-related products decreased 12% and 2%, respectively, in the second quarter of fiscal 2010 compared to the prior year period. These declines were primarily due to the mature lifecycle stage of our CS products.

Revenue from CS decreased in the first six months of fiscal 2010 compared to the prior year period primarily from lower Collaboration product revenue of $5.6 million, or 11%, lower combined OES and NetWare-related product revenue of $5.4 million, or 6%, and lower services revenue of $4.3 million, or 26%. Overall, product invoicing for CS decreased 12% in the first six months of fiscal 2010 compared to the prior year period. Invoicing for Collaboration products and combined OES and NetWare-related products decreased 9% and 5%, respectively, in the first six months of fiscal 2010 compared to the prior year period. These declines were primarily due to the mature lifecycle stage of our CS products.

Deferred Revenue

We had total deferred revenue of $615.0 million as of April 30, 2010 compared to $659.4 million and $688.8 million at April 30, 2009 and October 31, 2009, respectively. Deferred revenue represents revenue that is expected to be recognized in future periods primarily under maintenance contracts and subscriptions that are recognized ratably over the related contract periods, typically one to three years. Deferred revenue related to our agreements with Microsoft is recognized ratably over various related service periods, which can extend up to five years. The decrease in total deferred revenue of $73.8 million compared to October 31, 2009 is primarily attributable to seasonably lower invoicing in the first six months of the fiscal year and from the recognition of deferred revenue related to our agreement with Microsoft to purchase SLES certificates.

Gross Profit

	Three months ended			Six months ended
(Dollars in thousands)	April 30, 2010	April 30, 2009	Change	April 30, 2010	April 30, 2009	Change
Software licenses	$25,766	$28,394	(9)%	$45,271	$54,625	(17)%
percentage of related revenue	93%	94%		93%	93%
Maintenance and subscriptions	$133,030	$136,371	(2)%	$269,409	$272,484	(1)%
percentage of related revenue	86%	86%		86%	86%
Services	$3,906	$5,548	(30)%	$6,670	$11,178	(40)%
percentage of related revenue	17%	21%		15%	20%
Total gross profit	$162,702	$170,313	(4)%	$321,350	$338,287	(5)%
percentage of revenue	80%	79%		79%	79%

Software licenses, maintenance and subscriptions, and services gross profit all decreased in the second quarter and first six months of fiscal 2010 compared to the respective prior year periods primarily from lower revenue. Services gross margins decreased as a percentage of sales as we entered into several low margin service engagements that drove product sales during the second quarter and first six months of fiscal 2010. Our services offerings are focused on supporting product sales, not generating stand-alone revenue or profits, in line with our strategic initiatives.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Total gross profit was lower for the second quarter of fiscal 2010 compared to the prior year period primarily due to the 5% decrease in total net revenue. Foreign currency exchange rate fluctuations, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, positively impacted gross profit $0.9 million in the second quarter of fiscal 2010 compared to the prior year period.

Total gross profit was lower for the first six months of fiscal 2010 compared to the prior year period primarily due to the 6% decrease in total net revenue. Foreign currency exchange rate fluctuations, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, positively impacted gross profit $0.3 million in the first six months of fiscal 2010 compared to the prior year period.

Gross profit by business unit segment was as follows:

	Three months ended			Six months ended
(Dollars in thousands)	April 30, 2010	April 30, 2009	Change	April 30, 2010	April 30, 2009	Change
SMOP	$97,924	$99,837	(2)%	$192,750	$196,265	(2)%
percentage of related revenue	78%	78%		77%	78%
CS	$66,914	$73,882	(9)%	$132,385	$149,093	(11)%
percentage of related revenue	85%	85%		85%	84%
Common unallocated operating costs	$(2,136)	$(3,406)	37%	$(3,785)	$(7,071)	46%
Total gross profit	$162,702	$170,313	(4)%	$321,350	$338,287	(5)%
percentage of revenue	80%	79%		79%	79%

Gross profit was lower in both SMOP and CS for the second quarter and first six months of fiscal 2010 compared to the prior year periods primarily due to lower revenues. Gross profit as a percentage of revenue was essentially flat for both business unit segments for the second quarter and first six months of fiscal 2010 compared to the respective prior year periods.

Operating Expenses

	Three months ended			Six months ended
(Dollars in thousands)	April 30, 2010	April 30, 2009	Change	April 30, 2010	April 30, 2009	Change
Sales and marketing	$74,853	$75,697	(1)%	$143,769	$152,591	(6)%
percentage of revenue	37%	35%		35%	35%
Product development	$39,368	$44,552	(12)%	$79,070	$89,944	(12)%
percentage of revenue	19%	21%		19%	21%
General and administrative	$28,578	$25,032	14%	$54,405	$49,227	11%
percentage of revenue	14%	12%		13%	11%
Restructuring expenses	$—	$7,224	—%	$2,774	$15,273	(82)%
percentage of revenue	—%	3%		1%	4%
Loss (gain) on sale of subsidiaries	$—	$184	—%	$—	$(16)	—%
percentage of revenue	—%	—%		—%	—%
Total operating expenses	$142,799	$152,689	(6)%	$280,018	$307,019	(9)%
percentage of revenue	70%	71%		69%	71%

Sales and marketing expenses decreased slightly in the second quarter of fiscal 2010 compared to the prior year period primarily from the benefits of our prior cost reduction initiatives, including our prior restructuring actions, partially offset by unfavorable foreign currency exchange rate fluctuations of $2.7 million. Sales and marketing headcount was lower by 20 employees, or 2%, at the end of the second quarter of fiscal 2010 compared to the prior year period.

Sales and marketing expenses decreased in the first six months of fiscal 2010 compared to the prior year period primarily from a $4.6 million change in accounting estimate related to fiscal 2009 sales compensation expense that reduced expenses in the first quarter of fiscal 2010 and the cost reduction initiatives described above, partially offset by unfavorable foreign currency exchange rate fluctuations of $5.8 million.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Product development expenses in the second quarter of fiscal 2010 decreased compared to the prior year period primarily from cost reduction initiatives, including our prior restructuring actions, partially offset by unfavorable foreign currency exchange rate fluctuations of $1.0 million. Product development headcount decreased by 130 employees, or 10%, at the end of the second quarter of fiscal 2010 compared to the prior year period.

Product development expenses in the first six months of fiscal 2010 decreased compared to the prior year period primarily from cost reduction initiatives, including our prior restructuring actions, partially offset by unfavorable foreign currency exchange rate fluctuations of $2.1 million.

General and administrative expenses increased in the second quarter of fiscal 2010 compared to the prior year period primarily from higher legal and outside consulting service costs as well as unfavorable foreign currency exchange rate fluctuations of $0.8 million, partially offset by cost reduction initiatives, including our prior restructuring actions. General and administrative headcount was lower by 160 employees, or 28%, at the end of the second quarter of fiscal 2010 compared to the prior year period, reflecting the outsourcing of the majority of our IT support functions to Affiliated Computer Services, Inc. in the third quarter of fiscal 2009. This decrease in headcount-related expenses was offset by an increase in outside service costs as a result of the IT outsourcing.

General and administrative expenses increased in the first six months of fiscal 2010 compared to the prior year period primarily from higher legal and outside consulting service costs as well as unfavorable foreign currency exchange rate fluctuations of $1.8 million, partially offset by cost reduction initiatives, including our prior restructuring actions.

During the first quarter of fiscal 2010, we recorded net restructuring expenses of $2.8 million. This was comprised of $2.9 million primarily for termination benefits for certain executive employees as part of our business unit segment structural and management reorganization, partially offset by $0.1 million in reductions to accruals for changes in estimates related to prior period restructuring activities. During the second quarter of fiscal 2010, there were no restructuring expenses.

Foreign currency exchange rate fluctuations during the second quarter of fiscal 2010, compared to the prior year period, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, favorably impacted revenue by $2.0 million, unfavorably impacted operating expenses by $5.6 million and unfavorably impacted income from operations by $3.6 million. Foreign currency exchange rate fluctuations during the first six months of fiscal 2010, compared to the prior year period, favorably impacted revenue by $2.9 million, unfavorably impacted operating expenses by $12.3 million and unfavorably impacted income from operations by $9.4 million. Since a large portion of our recognized revenue is deferred revenue that was recorded at different foreign currency exchange rates, the impact to revenue of changes in foreign currency exchange rates is recognized over time, whereas the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred.

Other Income (Expense)

	Three months ended			Six months ended
(Dollars in thousands)	April 30, 2010	April 30, 2009	Change	April 30, 2010	April 30, 2009	Change
Investment income	$3,262	$5,390	(39)%	$6,530	$12,566	(48)%
percentage of revenue	2%	3%		2%	3%
Gain on sale of previously impaired investments, net	$1,967	$—	—%	$7,195	$—	—%
percentage of revenue	1%	—%		2%	—%
Impairment of long-term investments	$—	$(1,419)	—%	$—	$(3,096)	—%
percentage of revenue	—%	(1)%		—%	(1)%
Interest expense and other, net	$(43)	$(3,767)	99%	$(1,873)	$(6,902)	73%
percentage of revenue	—%	(2)%		—%	(2)%
Total other income, net	$5,186	$204	—%	$11,852	$2,568	362%
percentage of revenue	3%	—%		3%	1%

Investment income includes income from short-term and long-term investments. Investment income for the second quarter and first six months of fiscal 2010 decreased compared to the prior year periods due primarily to lower interest rates and to a decrease in cash,

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

cash equivalents and short-term investments resulting primarily from cash expended for repurchasing the remainder of our 0.5% senior convertible debentures due 2024 (“Debentures”) in fiscal 2009.

During the second quarter of fiscal 2010, auction-rate securities (“ARSs”) classified as short-term investments, with a book value of $1.8 million, were sold for $4.2 million, resulting in a gain of $2.4 million. During the second quarter of fiscal 2010, we sold our remaining ARS that was classified as long-term, with a book value of $1.7 million for $0.9 million, resulting in a loss on sale of $0.8 million. The net gain recognized during the second quarter of fiscal 2010 from the sale of our remaining short-term and long-term ARSs was $1.6 million. During the second quarter of fiscal 2010, we also recognized a gain of $0.4 million related to the sale of a direct investment that was previously fully impaired.

During the first six months of fiscal 2010, we sold our remaining ARSs with a book value of $5.6 million for $12.2 million, resulting in a gain of $6.6 million. During the first six months of fiscal 2010, we also recognized a gain of $0.6 million related to the sales of direct investments that were previously fully impaired.

During the second quarter and first six months of fiscal 2009, we recorded other-than-temporary impairment charges of $1.4 million and $3.1 million, respectively, related to our ARSs.

Interest expense and other, net for the second quarter and first six months of fiscal 2010 decreased compared to the respective prior year periods due primarily to the Debenture repurchase in fiscal 2009, which resulted in lower interest expense. In the first six months of fiscal 2010, interest expense and other, net was comprised primarily of losses associated with our equity investment in Open Invention Network, LLC (“OIN”).

Income Tax Expense

	Three months ended			Six months ended
(Dollars in thousands)	April 30, 2010	April 30, 2009	Change	April 30, 2010	April 30, 2009	Change
Income tax expense	$5,177	$2,777	86%	$13,083	$9,144	43%
Effective tax rate	21%	16%		25%	27%

The effective tax rate for the second quarter of fiscal 2010 was 21%, compared to an effective tax rate of 16% for the prior year period primarily due to a benefit from discrete tax items in the prior year period and a shift in jurisdictional earnings. The effective tax rate for the first six months of fiscal 2010 was 25%, compared to an effective tax rate of 27% for the prior year period primarily due to a shift in jurisdictional earnings.

The effective tax rates for the second quarter and first six months of fiscal 2010 differ from the federal statutory rate of 35% primarily due to the effects of stock-based compensation, differences between the book and tax treatment of certain income items on which a valuation allowance has been recorded, and the jurisdictional mix of earnings.

Net Income Components

	Three months ended		Six months ended
(In thousands)	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Income from continuing operations	$19,912	$15,051	$40,101	$24,692
Income from discontinued operations	—	566	—	1,602

Net income	$19,912	$15,617	$40,101	$26,294

Discontinued operations for the second quarter and first six months of fiscal 2009 relates to the gains from the sale in March 2007 of our Salmon Ltd. subsidiary as they met certain cumulative revenue targets. No further gains are anticipated from this sale.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources

The balance in cash, cash equivalents, and short-term investments and the balance as a percent of total assets are as follows:

(Dollars in thousands)	April 30, 2010	October 31, 2009	Change
Cash, cash equivalents, and short-term investments	$979,586	$983,465	—%
Percent of total assets	54%	52%

An overview of the significant cash flow activities for the first six months of fiscal 2010 and 2009 is as follows:

	Six months ended
(In thousands)	April 30, 2010	April 30, 2009
Net cash used in operating activities	$(2,198)	$(13,097)
Purchases of property, plant and equipment	(13,432)	(6,582)
Proceeds from sales of and distributions from long-term investments	8,629	1,736
Net cash paid for acquisitions	—	(48,472)

Cash used in operating activities during the first six months of fiscal 2010 was $2.2 million. Cash used in operating activities during the first six months of fiscal 2009 was $13.1 million and included the receipt of $25.0 million from Microsoft for the first payment under the August 2008 agreement to purchase additional SLES certificates.

As of April 30, 2010, we had cash, cash equivalents, and short-term investments of $445.7 million held in accounts outside the United States, which would largely be subject to taxation if repatriated. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. As of April 30, 2010, our short-term investment portfolio includes gross unrealized gains and losses of $5.9 million and $0.3 million, respectively.

During the first six months of fiscal 2010 and 2009, the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings decreased by a net $6.9 million and $0.5 million, respectively. The decrease in fiscal 2010 resulted from the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro. As foreign currency exchange rates continue to fluctuate, especially the Euro, we may see further changes in the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings.

Purchases of property, plant and equipment increased in the first six months of fiscal 2010 compared to the prior year period primarily as a result of our SAP customer relationship management software implementation, which was completed in the second quarter of fiscal 2010. This software implementation is for internal use only.

During the first six months of fiscal 2010, we sold our remaining ARSs with a book value of $5.6 million for $12.2 million, resulting in a gain of $6.6 million. During the first six months of fiscal 2010, we also recognized a gain of $0.6 million related to the sales of direct investments that were previously fully impaired. These gains are shown as a component of the line item “Gain on sale of previously impaired investments, net” in our consolidated statements of operations.

In relation to the appeal we filed in the Amer Jneid legal matter, we were required by the court to post a $51.5 million bond during fiscal 2008 (See Note I, “Legal Proceedings”). The amount of the bond was determined by statutory regulations and has no connection to the amount we believe may ultimately be paid in this matter. The bond is held in an interest-bearing account in our name, but is restricted and classified as such in our consolidated balance sheets. As of April 30, 2010, our restricted cash balance was $53.1 million. In May 2010, $35.3 million of the bond amount was returned to us and we anticipate that the remaining amount of the bond will be released by the trial court.

According to the terms of the agreement under which we have a $20.0 million or 17% interest in OIN, we could be required to make future cash contributions, which we would fund with cash from operating activities and cash on hand.

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the second quarters or first six months of fiscal 2010 or 2009. As of April 30, 2010, $33.2 million remains available to be used for repurchasing common stock under the current Board authorization.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources (Continued)

There have been no significant changes to our contractual obligations as disclosed in our fiscal 2009 Annual Report on Form 10-K.

Our principal sources of liquidity continue to be from operating activities, cash on hand, and short-term investments. Our liquidity needs for the next twelve months and beyond are principally for the financing of fixed assets, repurchases of common stock under our share repurchase plan, payments under prior restructuring plans, product development investments, and maintaining flexibility in a dynamic and competitive operating environment.

Barring unforeseen circumstances, we anticipate being able to fund these liquidity needs for the next twelve months with existing cash, cash equivalents, and short-term investments together with cash generated from operating activities and investment income.

Off-Balance Sheet Arrangements

At April 30, 2010, we had no off-balance sheet arrangements as defined by applicable SEC rules.

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

In January 2010, the FASB issued updated guidance to improve disclosures regarding fair value measurements. This update requires entities to 1) disclose separately the amounts of significant transfers in and out of level 1 and level 2 fair value measurements and describe the reasons for the transfers and 2) present separately (i.e. on a gross basis rather than as a net amount), information about purchases, sales, issuances, and settlements in the roll forward of changes in level 3 fair value measurements. The update requires fair value disclosures by class of assets and liabilities rather than by major category or line item in the statement of financial position. Disclosures regarding the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both level 2 and level 3 are also required. For all portions of the update except the gross presentation of activity in the level 3 roll forward, this standard is effective for interim and annual reporting periods beginning after December 15, 2009 (the second quarter of our fiscal 2010, which is when we implemented this standard). For the gross presentation of activity in the level 3 roll forward, this guidance is effective for fiscal years beginning after December 15, 2010 (our fiscal 2012). As this guidance is only disclosure-related, and we currently do not have any level 3 fair value measurements, it is presently anticipated that this guidance will not have an impact on our financial position and results of operations.

In January 2009, the SEC issued its final rules requiring public companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using eXtensible Business Reporting Language (“XBRL”). XBRL is a standardized, machine-readable language designed to enhance the electronic communication of business information and should make business information more accessible. These rules will not change the SEC’s existing requirement to provide financial statements in the traditional format. Under these rules, we will be required to file our financial statements for the third quarter of fiscal 2010 using XBRL, in addition to our traditional filing format.

NOVELL, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign currency exchange rate fluctuations, as measured using prior period foreign currency exchange rates on non-U.S. dollar denominated revenue, favorably impacted revenue by $2.0 million, unfavorably impacted operating expenses by $5.6 million and unfavorably impacted income from operations by $3.6 million during the second quarter of fiscal 2010. Foreign currency exchange rate fluctuations favorably impacted revenue by $2.9 million, unfavorably impacted operating expenses by $12.3 million and unfavorably impacted income from operations by $9.4 million during the first six months of fiscal 2010.

During the first six months of fiscal 2010 and 2009, the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings decreased by a net $6.9 million and $0.5 million, respectively. The decrease in fiscal 2010 resulted from the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro. As foreign currency exchange rates continue to fluctuate, especially the Euro, we may see further changes in the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings.

Since a large portion of our recognized revenue is deferred revenue that was recorded at different foreign currency exchange rates, the impact to revenue of changes in foreign currency exchange rates is recognized over time, whereas the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred.

Apart from the above, there have been no significant changes in our interest rate risk and market risk exposures and procedures or in our foreign currency hedging procedures during the second quarter or first six months of fiscal 2010 as compared to the respective risk exposures and procedures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7A, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NOVELL, INC.

PART II — OTHER INFORMATION

Part II. — Other Information

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 1. Legal Proceedings

The information required by this item is incorporated herein by reference from Note I of our financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Our Board of Directors has authorized a thorough review of various alternatives to enhance stockholder value. As a result of the uncertainty associated with these recent company developments, our business may be negatively impacted.

On March 2, 2010, we announced the receipt of an unsolicited, conditional proposal from Elliott Associates, L.P. (“Elliott”) to acquire us for $5.75 per share in cash. On March 20, 2010, we announced that our Board of Directors concluded, after careful consideration, including a review of the proposal with our independent financial and legal advisors, that the Elliott proposal was inadequate and that it undervalued our franchise and growth prospects. We also announced that our Board authorized a thorough review of various alternatives to enhance stockholder value that include, but are not limited to, a return of capital to stockholders through a stock repurchase or cash dividend, strategic partnerships and alliances, joint ventures, a recapitalization and a sale of the company.

There can be no assurances as to the outcome of the review undertaken by our Board. In the event that the Board determines to engage in a particular course of action, the result and success of that course of action cannot be assured and could negatively affect our stock price. Our stock price may also fluctuate as a result of actual or speculated developments with respect to the review process. The review process may become a distraction for our management and employees and may require the expenditure of significant time and financial resources. The resulting uncertainty may adversely affect our ability to hire new talent, retain key employees, and grow and enhance our business. We believe that the uncertainty associated with these recent company developments negatively affected operating results in the second quarter of fiscal 2010 and may continue to adversely affect operating results. These consequences, alone or in combination, may harm our business and have a material adverse effect on our financial condition and the results of our operations.

We may not be able to attract and retain new customers through indirect sales, which may result in decreased or fluctuating revenue. In addition, our reliance on an indirect sales channel for the distribution of our products could adversely affect the sales of our products.

Our ability to attract and retain new customers and achieve significant revenue growth in the future will depend in large part on our ability to continue to establish and maintain strategic distribution and other collaborative relationships with industry-leading hardware manufacturers, distributors, software vendors and enterprise solutions providers such as Microsoft, SAP, ACS, Dell, HP, IBM, Cap Gemini, Atos Origin, Accenture, Verizon Business and other third parties that are willing to recommend, design and implement solutions that include our products. These relationships create the potential to distribute our products to a much larger customer base than we would otherwise be able to reach through our direct sales and marketing efforts. We are currently investing, and plan to continue to invest, significant resources to maintain and further develop these distribution relationships.

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

NOVELL, INC.

RISK FACTORS (Continued)

Our inability to establish or maintain successful relationships with distribution partners could have a material adverse effect on our business, financial condition, and operating results. In addition, revenues derived from indirect channel partners may fluctuate significantly, which could have a material adverse effect on our business, financial condition, and operating results.

If our Security, Management and Operating Platforms business unit segment does not grow at the rate we anticipate, or if the growth rate declines, our financial results, including cash flow, will be negatively impacted.

Our near-term growth strategy focuses on our Security, Management and Operating Platforms business unit segment, which serves the Intelligent Workload Management (“IWM”) market. We have focused on this business because we believe that it represents the best current opportunity for us to profitably grow our revenue. Our ability to achieve success with this strategy is dependent on a number of factors including, but not limited to, the following:

•	the growth of this market;
•	our development of key products and upgrades;
•	delivery of product milestones in a timely manner;
•	the acceptance of our products particularly by enterprise companies, large industry partners and major accounts;
•	the decisions by customers to upgrade from older versions of our products to newer versions; and
•	the attractiveness of our products to current and future distribution partners.

If this business unit segment does not grow at the rates we anticipate or declines, our business, financial condition, and operating results could be adversely affected.

Our inability to renew SLES subscriptions with those customers who have received SLES certificates from Microsoft, or renewals of such subscriptions at deeply discounted rates, or failure to maintain our channel partnership with Microsoft at historical levels, could adversely affect our future sales and profitability.

The Microsoft Agreements have been a significant contributor to our product revenue and the increase in our gross and operating margins over the past few years. Most of the Microsoft SLES certificate sales have been three-year arrangements that began to expire in the first quarter of fiscal 2010. Accordingly, the ongoing financial benefit of the Microsoft Agreements will depend on our ability to renew SLES subscriptions with those customers who received SLES certificates from Microsoft and the pricing we are able to obtain in connection with such renewals. If we are unable to renew the SLES subscriptions as they expire, or if renewed subscriptions are at a lower price than Microsoft paid us for the SLES certificates, our financial results could be adversely affected. In addition, if Microsoft does not acquire additional SLES certificates, ceases to distribute SLES certificates, diminishes its marketing efforts in relation to SLES certificates, or significantly discounts SLES certificates upon distribution, our financial results could be adversely affected. There can be no assurance that Microsoft will continue to operate as a distribution partner for us after our agreement with Microsoft expires or terminates, or that the channel partnership will be maintained at historical levels.

Microsoft also provides funding for development to enable interoperability between our respective platforms. There can be no assurance that Microsoft will continue to fund development efforts after our agreement with Microsoft expires or terminates. If funding were reduced or terminated, the rate of interoperability development could be affected, which could adversely affect SLES revenues and our financial results.

Our OES and NetWare-related revenue stream may decline at accelerated rates which would adversely affect our business, operating results and cash flow.

Sales of our OES and NetWare-related products have been declining for many years and declines at accelerated rates could offset or out-pace any growth in sales of our other products. We terminated general support of our NetWare products beginning in March 2010. While customers are eligible to receive extended support for NetWare, some NetWare customers may migrate to a competing platform which would negatively impact our revenue. Our strategy is to stabilize these sales declines to the extent practicable with new product releases and other efforts; however, combined OES and NetWare-related product revenue declined by $5.4 million, or 6%, in the first six months of fiscal 2010, compared to the prior year period. If our strategy is unsuccessful, our combined OES and NetWare-related revenue stream may decline more rapidly than any growth of other revenue streams from our other products, which could have a material adverse effect on our business, financial condition, and operating results.

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

The success of our Intelligent Workload Management strategy is contingent upon the realization and development of the IWM market.

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

NOVELL, INC.

RISK FACTORS (Continued)

We have experienced, and may continue to experience, delays in the introduction of new products due to various factors, which result in lost revenue.

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

Our inability to rely on software licensed from third parties, including open source contributions of third-party programmers and corporations, would adversely affect our business and operating results.

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

NOVELL, INC.

RISK FACTORS (Continued)

Uncertain economic conditions and reductions in IT spending could adversely affect our business, financial condition, and operating results.

In the past, unfavorable or uncertain economic conditions have resulted in reduced global IT spending rates that have adversely affected the markets in which we do business. While the economy has shown signs of improvement, there has been renewed concern about the strength and sustainability of a recovery, particularly given recent events in Europe, which has been impacted by the risk of sovereign debt defaults in certain European Union countries. Accordingly, current and/or future weakness in the United States economy and/or in the economies of the other geographic regions in which we operate could have a negative impact on our revenues and operating results. For example, in fiscal 2009, as a result of company trends and economic uncertainty, management reduced its long-range revenue growth plans, resulting in the impairment of $270.0 million of goodwill related to our Systems and Resource Management reporting unit. While we are unable to accurately predict changes in general economic conditions and how the current global financial and market conditions will affect global IT spending rates, we believe that there is always the potential for a slowdown in global IT spending. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies, and increased price competition. Any of these events would likely harm our business, financial condition, and operating results.

We may not be able to successfully compete in a challenging market for infrastructure software services.

The industries in which we compete are highly competitive, and customer requirements evolve rapidly. We expect competition to continue to increase both from existing competitors and from new market entrants. Our competitors of the Security, Management and Operating Platforms business unit segment include, but are not limited to, Microsoft, IBM, Oracle, Sun, HP, Symantec, BMC Software, Inc., VMware, Inc., Computer Associates, Arcsight, Citrix, and Red Hat. Our primary competitors for the Collaboration Solutions business unit segment include, but are not limited to, Microsoft, IBM, and Google. Many of our competitors have greater financial, technical and marketing resources than we have. We believe that competitive factors common to both of our segments include:

•	the pricing of products and services as well as pricing strategies;
•	the availability of open source or free-ware alternatives;
•	the timing and market acceptance of new products;
•	brand and product awareness;
•	the performance, reliability and security of products;
•	the ability to preserve an existing customer base;
•	the impact of current macroeconomic conditions;
•	the ability to establish and maintain key strategic relationships with distributors, resellers, and other partners; and
•	the ability to attract and retain highly qualified development, services, and managerial personnel.

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

We may not be able to attract and retain qualified personnel because of the intense competition for qualified personnel in the software industry. Furthermore, the loss of certain key individuals could adversely affect our performance and could have a material adverse affect on our business, financial condition, and operating results.

Our ability to maintain and enhance our competitive technological position depends, in large part, on our ability to attract and retain highly qualified development, services, and managerial personnel. Furthermore, our future success depends on the services and effectiveness of a number of key officers and employees, including our CEO. Competition for personnel of the highest caliber is intense in the software industry. The loss of the technical knowledge and industry expertise of certain key individuals could seriously impede our success. Moreover, the loss of these individuals, particularly to a competitor, some of which may be in a position to offer greater compensation, and any resulting loss of customers or market confidence could reduce our market share, diminish our brand and adversely affect our business. The uncertainty associated with our Board’s review of various alternatives to enhance stockholder value may enhance attrition and impact our ability to attract qualified replacement candidates. If we do not succeed in retaining and motivating our key employees, and attracting new key personnel, our business, its financial performance and our stock price may decline.

NOVELL, INC.

RISK FACTORS (Continued)

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

In January 2004, The SCO Group, Inc. (“SCO”) filed suit against us in Utah State Court and the case was later removed to the U.S. District Court in Utah (See Part I, Item 1, Note I, “Legal Proceedings,” in the consolidated financial statements). SCO’s complaint asserted ownership of UNIX copyrights and further alleged that our public statements and filings regarding the ownership of the copyrights in UNIX have harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. In August 2007, the U.S. District Court granted us summary judgment against SCO, concluding that we retained ownership of the UNIX copyrights, and dismissed SCO’s claims against us. In August 2009, the Tenth Circuit Court of Appeals issued an opinion that reversed in part and affirmed in part the Trial Court’s decision. In March 2010, we received a favorable jury verdict concluding that we had not transferred the UNIX copyrights and, therefore, defeated SCO’s damage claims against us. Although the jury verdict is a significant win for us, SCO’s remaining claims, including whether SCO is entitled to an immediate transfer of certain UNIX copyrights, must still be determined by the U.S. District Court. If SCO is able to succeed on such remaining claims, our future revenue and business plans associated with our SUSE Linux and Ximian products could be adversely affected.

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

As discussed in Part I, Item 1, Note I, “Legal Proceedings,” of this report, derivative actions were filed against us and our current and former officers and directors relating to our historical stock-based compensation practices. In addition, two separate lawsuits have been filed against our current Board of Directors in connection with the Elliott proposal. No assurance can be given regarding the outcome of these litigation matters or any possible government actions relating to our historical stock-based compensation practices. The resolution of such matters may be time consuming and expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, operating results and cash flows.

NOVELL, INC.

RISK FACTORS (Continued)

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.

We must continue to document and test our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), which requires an annual management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing this assessment. During the course of our documentation and testing we may identify deficiencies that we may not be able to remediate in time to meet the deadlines imposed by Section 404 for continuing compliance with the requirements of Section 404. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we and/or our independent registered public accounting firm may not be able to conclude at each fiscal year-end that we have effective internal controls over financial reporting in accordance with Section 404. In addition, we may incur increased costs in order to address the requirements of Section 404. The extent and timing of incurrence of any such costs is difficult to predict. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If, in any year, we and/or our independent registered public accounting firm cannot attest that we have effective internal controls over financial reporting in accordance with Section 404, our business and operating results could be harmed and result in a negative market reaction.

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

During fiscal 2009 we recorded goodwill impairment charges of $270.0 million. If our goodwill or intangible assets become further impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. In determining whether an asset is impaired, we must make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other related factors. Fair values are estimated using the combination of a discounted cash flow methodology and a market analysis and weighting the results. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our operating results. For more information on our goodwill impairment charge of $270.0 million recorded in fiscal 2009, see Part II, Item 8, Note K, “Goodwill and Intangible Assets” in the consolidated financial statements of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

Changes to the estimates used in the analysis, including estimated future cash flows, could cause either of our business unit segments or our indefinite-lived intangibles to be valued differently in future periods. It is at least reasonably possible that future analyses could result in additional material non-cash goodwill impairment charges.

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

At April 30, 2010, we had $979.6 million in cash, cash equivalents and short-term investments. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities that may include commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk, credit risk, general market risk, and currency risk and may decline in value.

Our investments are subject to general credit, liquidity, market, currency and interest rate risks. As a result, we may experience reductions in value or loss of liquidity of our investments. In addition, should any investment cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio could have a material adverse effect on our business, financial condition, and operating results.

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

•	announcements by either our competitors or our customers that fail to meet or be consistent with their earlier projections or the expectations of our investors or securities analysts;
•	rumors, announcements, or press articles regarding our, or our competitors’ operations, management, organization, financial condition, or financial statements;
•	changes in revenue and earnings estimates by us, our investors, or securities analysts;
•	accounting charges, including charges relating to the impairment of goodwill, intangible assets or other assets;
•	announcements of planned acquisitions or dispositions by us or by our competitors;
•	announcements of new or planned products by us, our competitors, or our customers;

NOVELL, INC.

RISK FACTORS (Continued)

•	gain or loss of a significant customer or partner;
•	the inception of, or material developments in relation to, litigation initiated by us or brought against us;
•	inquiries by the SEC, NASDAQ, law enforcement, or other regulatory bodies;
•	acts of terrorism, the threat of war, and other crises or emergency situations;
•	economic slowdowns or the perception of an oncoming economic slowdown in any of the major markets in which we operate; and
•	uncertainty associated with our Board’s review of various alternatives to enhance stockholder value.

The stock market in general, and the market prices of stocks of technology companies in particular, have experienced extreme price volatility that has adversely affected, and may continue to adversely affect, the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases of shares of our common stock pursuant to our share repurchase program and for our stock-based compensation plans during the second quarter of fiscal 2010.

(In thousands, except per share amounts) Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
February 1, 2010 through February 28, 2010	10	$4.75	—	$33,180
March 1, 2010 through March 31, 2010	136	5.82	—	33,180
April 1, 2010 through April 30, 2010	13	5.85	—	33,180

Total	159	$5.75	—	33,180

The total number of shares purchased was for shares surrendered to us to satisfy tax withholding obligations in connection with our equity plans.

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the second quarters or first six months of fiscal 2010 or 2009. As of April 30, 2010, $33.2 million remains available to be used for repurchasing common stock under the current Board authorization.

Item 6. Exhibits

The list of exhibits set forth on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

NOVELL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)

Date: June 8, 2010	By:	/s/ DANA C. RUSSELL
Dana C. Russell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

NOVELL, INC.

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1*	Form of Restricted Stock Unit Agreement.

10.2*	Form of Restricted Stock Agreement.

10.3*	Form of Nonqualified Stock Option Grant Agreement (for Directors).

10.4*	Form of Restricted Stock Unit Agreement (for Directors).

10.5*	Form of 2010 Restricted Stock Unit Agreement.

10.6*	One-time incremental retainer to Chairman.

10.7*	Non-Employee Director Remuneration and Expense Reimbursement Summary.

10.8*

Letter agreement with Mr. Plaskett to amend (1) a Restricted Stock Unit Agreement dated
April 7, 2009, (2) a Nonqualified Stock Option Agreement dated April 7, 2009, and (3) a Stock
Option Agreement Outside Directors Grant dated June 3, 2008.

10.9*

Letter agreement with Ms. White to amend (1) a Restricted Stock Unit Agreement dated
April 7, 2009, (2) a Nonqualified Stock Option Agreement dated April 7, 2009, and (3) a Stock
Option Agreement Outside Directors Grant dated June 3, 2008.

31.1	Rule 13a-14(a) Certification.

31.2	Rule 13a-14(a) Certification.

32.1	18 U.S.C. Section 1350 Certification.

32.2	18 U.S.C. Section 1350 Certification.

* Indicates management contracts or compensatory plans.