Form 10-Q
period 2010-07-31
NOVELL INC
filed 2010-09-09
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 31, 2010

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

As of August 31, 2010, there were 351,302,210 shares of the registrant’s common stock outstanding.

NOVELL, INC.

Part I. – Financial Information

Item 1. Financial Statements

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	July 31, 2010	October 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$605,050	$591,656
Short-term investments	437,865	391,809
Restricted cash	17,723	53,033
Receivables (net of allowances of $3,424 and $4,085 at July 31, 2010 and October 31, 2009, respectively)	146,059	177,898
Prepaid expenses	20,105	17,708
Current deferred tax assets	4,368	5,521
Other current assets	22,640	26,747

Total current assets	1,253,810	1,264,372
Property, plant and equipment, net	159,820	170,459
Long-term investments	—	10,303
Goodwill	353,335	356,033
Intangible assets, net	30,505	36,621
Deferred income taxes	14,973	26,717
Other assets	33,584	38,403

Total assets	$1,846,027	$1,902,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,184	$37,628
Accrued compensation	66,979	87,928
Other accrued liabilities	76,833	97,154
Deferred revenue	462,856	495,245

Total current liabilities	633,852	717,955
Deferred income taxes	7,622	8,403
Long-term deferred revenue	160,860	193,526
Other long-term liabilities	47,673	48,502

Total liabilities	850,007	968,386

Stockholders’ equity:
Common stock, par value $0.10 per share, Authorized — 600,000,000 shares;
Issued — 366,321,126 and 362,175,921 shares at July 31, 2010 and October 31, 2009, respectively;
Outstanding — 351,220,708 and 347,072,762 shares at July 31, 2010 and October 31, 2009, respectively	36,632	36,218
Additional paid-in capital	465,185	441,798
Treasury stock, at cost — 15,100,418 and 15,103,159 shares at July 31, 2010 and October 31, 2009, respectively	(124,276)	(124,299)
Retained earnings	615,601	559,823
Accumulated other comprehensive income	2,878	20,982

Total stockholders’ equity	996,020	934,522

Total liabilities and stockholders’ equity	$1,846,027	$1,902,908

See notes to consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three months ended
	July 31, 2010	July 31, 2009
	(unaudited)
Net revenue:
Software licenses	$24,968	$27,020
Maintenance and subscriptions	152,459	163,699
Services	21,553	25,365

Total net revenue	198,980	216,084

Cost of revenue:
Software licenses	2,355	2,315
Maintenance and subscriptions	22,533	23,677
Services	18,619	20,991

Total cost of revenue	43,507	46,983

Gross profit	155,473	169,101

Operating expenses:
Sales and marketing	70,792	74,647
Product development	39,400	45,683
General and administrative	24,183	26,170
Restructuring expenses	—	1,227

Total operating expenses	134,375	147,727

Income from operations	21,098	21,374

Other income (expense):
Investment income	3,049	6,084
Impairment of long-term investments	—	(2,370)
Interest expense and other, net	(192)	(4,580)

Total other income (expense), net	2,857	(866)

Income from continuing operations before taxes	23,955	20,508
Income tax expense	8,278	4,151

Income from continuing operations	15,677	16,357
Income from discontinued operations	—	302

Net income	$15,677	$16,659

Basic earnings per share:
Income from continuing operations	$0.04	$0.05

Net income per share	$0.04	$0.05

Diluted earnings per share:
Income from continuing operations	$0.04	$0.05

Net income per share	$0.04	$0.05

Weighted-average shares outstanding — basic	350,617	346,070
Weighted-average shares outstanding — diluted	354,826	346,660

See notes to consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Nine months ended
	July 31, 2010	July 31, 2009
	(unaudited)
Net revenue:
Software licenses	$73,852	$85,537
Maintenance and subscriptions	465,265	480,843
Services	66,243	80,170

Total net revenue	605,360	646,550

Cost of revenue:
Software licenses	5,968	6,207
Maintenance and subscriptions	65,930	68,337
Services	56,639	64,618

Total cost of revenue	128,537	139,162

Gross profit	476,823	507,388

Operating expenses:
Sales and marketing	214,561	227,238
Product development	118,470	135,627
General and administrative	78,588	75,397
Restructuring expenses	2,774	16,500
Gain on sale of subsidiaries	—	(16)

Total operating expenses	414,393	454,746

Income from operations	62,430	52,642

Other income (expense):
Investment income	9,579	18,650
Gain on sale of previously impaired investments, net	7,195	—
Impairment of long-term investments	—	(5,466)
Interest expense and other, net	(2,065)	(11,482)

Total other income, net	14,709	1,702

Income from continuing operations before taxes	77,139	54,344
Income tax expense	21,361	13,295

Income from continuing operations	55,778	41,049
Income from discontinued operations	—	1,904

Net income	$55,778	$42,953

Basic earnings per share:
Income from continuing operations	$0.16	$0.12

Net income per share	$0.16	$0.12

Diluted earnings per share:
Income from continuing operations	$0.16	$0.12

Net income per share	$0.16	$0.12

Weighted-average shares outstanding — basic	349,171	344,976
Weighted-average shares outstanding — diluted	352,346	346,120

See notes to consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine months ended
	July 31, 2010	July 31, 2009
	(unaudited)
Cash flows from operating activities
Net income	$55,778	$42,953
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	20,825	20,198
Depreciation and amortization	22,402	31,018
Change in accounts receivable allowances	(667)	(383)
Income from discontinued operations	—	(1,904)
Gain on sale of subsidiaries	—	(16)
Impairment of long-term investments	—	5,466
Gain on sale of previously impaired investments	(8,009)	—
Loss on sale of previously impaired investments	814	—
Utilization of previously reserved acquired net operating losses	—	455
Gain on debenture repurchases	—	(11)
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	32,552	32,011
Prepaid expenses	(3,847)	932
Other current assets	3,104	8,704
Deferred income taxes	10,776	11,681
Accounts payable	(4,410)	(7,092)
Accrued liabilities	(39,077)	(64,235)
Deferred revenue	(66,287)	(62,425)

Net cash provided by operating activities	23,954	17,352

Cash flows from investing activities
Purchases of property, plant and equipment	(15,238)	(14,763)
Purchases of short-term investments	(248,767)	(278,755)
Maturities of short-term investments	36,915	45,616
Sales of short-term investments	171,125	243,438
Proceeds from sales of and distributions from long-term investments	8,629	3,909
Net cash paid for acquisitions	—	(48,472)
Cash proceeds from sale of discontinued operations	705	1,036
Change in restricted cash	35,310	(307)
Other	1,379	5,898

Net cash used in investing activities	(9,942)	(42,400)

Cash flows from financing activities
Issuances of common stock	7,648	2,925
Debenture repurchases	—	(125,537)
Debt repayment	—	(571)
Excess tax benefits from stock-based compensation	—	(2,788)

Net cash provided by (used in) financing activities	7,648	(125,971)

Effect of exchange rate changes on cash	(8,266)	7,849

Increase (decrease) in cash and cash equivalents	13,394	(143,170)
Cash and cash equivalents — beginning of period	591,656	680,034

Cash and cash equivalents — end of period	$605,050	$536,864

See notes to consolidated financial statements.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. Quarterly Financial Statements

The interim consolidated financial statements as of July 31, 2010 and for the three and nine months ended July 31, 2010 and 2009 were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2009. The accompanying financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of our financial condition and results of operations as of and for the interim periods presented. The interim operating results are not necessarily indicative of the results for a full year.

Reclassifications

As more fully described in Note N, “Segment Information,” during the first quarter of fiscal 2010, we reorganized our business unit segment structure and management resulting in a change to our reportable business unit segments. In connection with this reorganization, we evaluated our internal cost structure to ensure the resulting business unit segment gross profit and operating income were reflective of our business unit segment management structure. As a result of this evaluation, we determined that the allocation and assignment of costs between maintenance and subscriptions and services within cost of revenue should be adjusted to be reflective of the new business unit segment management structure. For the third quarter and first nine months of fiscal 2009, in our consolidated statements of operations, $9.6 million and $28.0 million of costs, respectively, were moved from the services cost of revenue line item to the maintenance and subscriptions cost of revenue line item. This change impacted only the components of cost of revenue and had no impact on revenue, total cost of revenue or total gross profit.

Certain other amounts reported in prior periods have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on the statements of operations.

B. Cash, Cash Equivalents, and Short-Term Investments

The following is a summary of our short-term available-for-sale investments at July 31, 2010 and October 31, 2009:

(In thousands)	Cost at July 31, 2010	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at July 31, 2010
Short-term investments:
U.S. government and agency securities	$191,648	$3,411	$(1)	$195,058
Corporate notes and bonds	199,355	4,378	(18)	203,715
Asset-backed securities	31,087	268	(49)	31,306
Equity securities	8,297	—	(511)	7,786

Total short-term investments	$430,387	$8,057	$(579)	$437,865

(In thousands)	Cost at October 31, 2009	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at October 31, 2009
Short-term investments:
U.S. government and agency securities	$183,062	$2,633	$—	$185,695
Corporate notes and bonds	169,685	4,269	(12)	173,942
Asset-backed securities	24,828	439	—	25,267
Equity securities	7,923	—	(1,018)	6,905

Total short-term investments	$385,498	$7,341	$(1,030)	$391,809

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

B. Cash, Cash Equivalents, and Short-Term Investments (Continued)

As of July 31, 2010, the $7.8 million market value of equity securities is designated for deferred compensation payments, which are paid out as requested by participants of the plan upon termination.

As of July 31, 2010, contractual maturities of our short-term investments were:

(In thousands)	Cost	Fair Value
Less than one year	$57,891	$58,690
Due in one to two years	153,506	156,236
Due in two to three years	145,477	148,058
Due in more than three years	65,216	67,095
No contractual maturity	8,297	7,786

Total short-term investments	$430,387	$437,865

We had net unrealized gains related to short-term investments of $7.5 million and $6.3 million at July 31, 2010 and October 31, 2009, respectively.

Realized gains and losses related to our short-term investments were as follows:

	Three months ended		Nine months ended
(In thousands)	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009
Realized gains	$553	$2,172	$4,162	$4,253
Realized losses	$319	$121	$427	$1,398

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

We did not record any impairment losses on short-term investments during the third quarters or first nine months of fiscal 2010 and 2009, as we considered the unrealized losses to be temporary. With respect to our debt securities that are in an unrealized loss position, we expect to recover the entire cost basis of these securities before we sell them, therefore they are not considered to be other-than-temporarily impaired. We do not consider our equity securities that are in an unrealized loss position to be impaired as we have the ability and intent to hold these investments until a recovery of fair value.

During the first nine months of fiscal 2010 and 2009, the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings decreased by a net $8.3 million and increased by a net $7.8 million, respectively. The decrease in fiscal 2010 resulted from the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro. As foreign currency exchange rates continue to fluctuate, especially the Euro, we may see further changes in the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings.

C. Restricted Cash

In relation to the appeal we filed in the Amer Jneid legal matter, we were required by the court to post a $51.5 million bond during fiscal 2008 (See Note J, “Legal Proceedings”). The amount of the bond was determined by statutory regulations and had no connection to the amount we believe may ultimately be paid in this matter. The bond was held in an interest-bearing account in our name, but was restricted and classified as such in our consolidated balance sheets. In May 2010, $35.3 million of the bond amount was returned to us and at July 31, 2010 was invested and classified as short-term investments in our consolidated balance sheets. The remaining $17.7 million of the bond, including interest, was returned to us in August 2010.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

D. Long-Term Investments

As of July 31, 2010, we do not have any investments classified as long-term. At October 31, 2009, $10.3 million of our ARSs were classified as long-term investments in our consolidated balance sheets, and were our only long-term investments. At July 31, 2010, we no longer hold any ARSs.

During the first nine months of fiscal 2010, ARSs with a book value of $5.6 million, including those that were classified as short-term investments, were sold for $12.2 million, resulting in a net gain on sale of $6.6 million. This net gain is a component of the line item “Gain on sale of previously impaired investments, net” in our consolidated statements of operations. We reversed $5.4 million in unrealized gains associated with these securities that were recorded in the “Accumulated other comprehensive income” line item in our consolidated balance sheets in prior periods.

During the first nine months of fiscal 2010, we also recognized a gain of $0.6 million related to the sales of direct investments that we had previously fully impaired. These gains are shown as a component of the line item “Gain on sale of previously impaired investments, net” in our consolidated statements of operations.

E. Fair Value Measurements

The following table summarizes the composition and fair value hierarchy of our financial assets as of July 31, 2010. Our level 1 financial instruments are valued using quoted prices in active markets for identical instruments. We did not have any level 2 or level 3 financial instruments at July 31, 2010.

(In thousands)	Fair Value of Level 1 Financial Instruments as of July 31, 2010
Short-term investments:
U.S. government and agency securities	$195,058
Corporate notes and bonds	203,715
Asset-backed securities	31,306
Equity securities	7,786

Total	$437,865

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

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

E. Fair Value Measurements (Continued)

The following table summarizes the change in composition of our level 3 financial assets which were comprised entirely of our ARSs. Fair value for level 3 financial assets was determined using unobservable inputs that were supported by little or no market activity and that were significant to the fair value of the investments. We did not have any level 3 financial assets during the third quarter of fiscal 2010.

	Three months ended July 31, 2009	Nine months ended
(In thousands)		July 31, 2010	July 31, 2009
Beginning balance	$7,967	$10,303	$11,063
Total gains or (losses):
Impairment included in earnings	(2,370)	—	(5,466)
Book value of assets sold	—	(5,597)	—
Included in (removed from) accumulated other comprehensive income	2,946	(4,706)	2,946

Ending balance	$8,543	$—	$8,543

See Note D, “Long-Term Investments” for more information on the sales of the $5.6 million book value of ARSs that occurred during the first nine months of fiscal 2010.

F. Derivative Instruments and Hedging Activities

The net notional amount of foreign currency exchange contracts hedging foreign currency transactions was $7.9 million and $27.0 million at July 31, 2010 and October 31, 2009, respectively. The fair value of these contracts was immaterial at both July 31, 2010 and October 31, 2009.

During the third quarters of fiscal 2010 and 2009, we recognized a gain of $0.5 million and a loss of $2.4 million, respectively, on our foreign currency exchange contracts. During the first nine months of fiscal 2010 and 2009, we recognized a gain of $1.1 million and a loss of $4.3 million, respectively, on our foreign currency exchange contracts. These gains and losses are shown as a component of the line item “Interest expense and other, net” in our consolidated statements of operations.

G. Goodwill and Intangible Assets

Goodwill

During the first quarter of fiscal 2010, our former Open Platform Solutions, Identity and Security Management and Systems and Resource Management business unit segments were consolidated to form the new Security, Management and Operating Platforms business unit segment (“SMOP”) (See Note N, “Segment Information,” for more information on our business unit segment structural and management reorganization). The three components of SMOP will continue to be considered reporting units for goodwill impairment testing purposes. As there were no changes to the reporting units, no interim goodwill impairment tests were required. Our former Workgroup business unit segment was renamed Collaboration Solutions (“CS”).

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

G. Goodwill and Intangible Assets (Continued)

Goodwill allocated to our business unit segments as of July 31, 2010 is as follows:

(In thousands)	SMOP	CS	Total
Balance as of October 31, 2009:
Goodwill	$477,048	$149,029	$626,077
Accumulated impairment	(270,044)	—	(270,044)

Net goodwill	207,004	149,029	356,033

Activity during the nine months ended July 31, 2010:
Release of merger liability	(1,782)	(1,413)	(3,195)
Impact of foreign currency exchange translation	497	—	497

Balance as of July 31, 2010:
Goodwill	475,763	147,616	623,379
Accumulated impairment	(270,044)	—	(270,044)

Net goodwill	$205,719	$147,616	$353,335

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

Also, a $0.5 million increase in goodwill during the first nine months of fiscal 2010 was due to the impact of foreign currency exchange translation related to the portion of our goodwill that is denominated in Canadian dollars.

Intangible Assets

The following is a summary of intangible assets:

	July 31, 2010			October 31, 2009
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Asset Lives
Developed technology	$30,765	$(26,631)	$4,134	$30,765	$(22,546)	$8,219	3 or 4 years
Trademarks/trade names	25,511	(1,090)	24,421	25,511	(865)	24,646	3 years or Indefinite
Customer relationships	15,701	(13,751)	1,950	15,701	(11,945)	3,756	3 years

Total intangible assets	$71,977	$(41,472)	$30,505	$71,977	$(35,356)	$36,621

Amortization of intangible assets for the third quarters of fiscal 2010 and 2009 was $2.0 million and $3.9 million, respectively. Amortization of intangible assets for the first nine months of fiscal 2010 and 2009 was $6.1 million and $12.5 million, respectively. Amortization of existing intangibles is estimated to be approximately $1.8 million for the remainder of fiscal 2010, $4.0 million in fiscal 2011, and $0.5 million in fiscal 2012, with nothing thereafter.

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of August 1. In addition, we evaluate the recoverability of our goodwill and all our intangible assets if events or changes in circumstances warrant, such as a material adverse change in the business.

During the fourth quarter of fiscal 2009, our long-range forecasts were updated concurrent with the completion of the fiscal 2010 budgeting process. At that time, the long-range revenue growth assumptions were lowered due to company trends, a revised market outlook and continued economic uncertainty. These changes resulted in a goodwill impairment charge in the fourth quarter of fiscal 2009.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

H. Income Taxes

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the third quarter and first nine months of fiscal 2010, we provided $8.3 million and $21.4 million for income tax expense, respectively. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items).

Income Tax Expense

The effective tax rate for the third quarter of fiscal 2010 was 35%, compared to an effective tax rate of 20% for the prior year period primarily due to a shift in jurisdictional tax. The effective tax rate for the first nine months of fiscal 2010 was 28%, compared to an effective tax rate of 24% for the prior year period primarily due to a shift in jurisdictional tax.

The effective tax rate for the first nine months of fiscal 2010 differs from the federal statutory rate of 35% primarily due to the effects of stock-based compensation, differences between the book and tax treatment of certain income items on which a valuation allowance has been recorded, and the jurisdictional mix of earnings.

Valuation Allowance

We continue to believe, after reviewing all available evidence, that it is more likely than not that most of our net deferred tax assets will not be realized. As a result, we have provided a valuation allowance on our U.S. and selected international net deferred tax assets. In reaching this determination, we have evaluated both positive and negative evidence including, but not limited to, our three-year cumulative results, trends in our businesses, expected future results and the extent of our deferred tax assets. As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions or additional paid-in capital. It is reasonably possible that we could reduce a significant portion of our valuation allowance in the near-term. The amount of this potential reduction is not reasonably determinable at this time.

Income Tax Reserves

As of July 31, 2010, we had unrecognized tax benefits totaling $36.3 million, excluding interest, of which $25.1 million would favorably impact the effective tax rate if recognized. As of October 31, 2009, we had unrecognized tax benefits totaling $37.3 million, excluding interest. The $1.0 million decrease in unrecognized tax benefits relates primarily to benefits recognized as a result of the lapse of statutes of limitations.

During the third quarter of fiscal 2010, we accrued $0.5 million in interest related to unrecognized tax benefits. During the first nine months of fiscal 2010, we accrued $1.0 million in interest related to unrecognized tax benefits. We had $10.3 million and $9.3 million accrued for the payment of interest related to unrecognized tax benefits as of July 31, 2010 and October 31, 2009, respectively.

As of July 31, 2010, we have recorded a $35.4 million liability for unrecognized tax benefits and related interest in the line item “Other long-term liabilities” in our consolidated balance sheet.

As of July 31, 2010, we believe it is reasonably possible that $26.2 million of unrecognized tax benefits and accrued interest will decrease within the next 12 months as the result of statutes of limitations expiring in various jurisdictions, of which $23.0 million will likely decrease in the fourth quarter of fiscal 2010. We believe that this favorable decrease in unrecognized tax benefits may significantly impact the effective tax rate.

We conduct business globally. As a result, we file income tax returns and are subject to examination by taxing authorities in various jurisdictions throughout the world. In the U.S. we are currently in appeals with the appeals office of the Internal Revenue Service regarding two issues related to its examination of tax years 2005 and 2006. We do not anticipate that the settlement of the two outstanding issues will have a material impact on our financial position or results of operations. In addition, we are at various stages in examinations in some state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years prior to fiscal 2002 or non-U.S. income tax examinations for years prior to fiscal 2005.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

I. Restructuring and Merger Liabilities

Restructuring Liabilities

During the first quarter of fiscal 2010, we recorded net restructuring expenses of $2.8 million. This was comprised of $2.9 million primarily for termination benefits for five employees as part of our business unit segment structural and management reorganization, partially offset by $0.1 million in reductions to accruals for changes in estimates related to prior period restructuring activities. During the second and third quarters of fiscal 2010, there were no restructuring expenses.

Our restructuring activities in prior periods are disclosed in detail in our Annual Report on Form 10-K for fiscal 2009. The following table summarizes the restructuring reserve balance as of July 31, 2010 and activity during the first nine months of fiscal 2010:

	Restructuring Action Taken In:
(In thousands)	Fiscal 2010	Fiscal 2009	Fiscal 2008	Prior to Fiscal 2008	Total
Balance as of October 31, 2009:
Workforce reductions	$—	$6,606	$622	$—	$7,228
Excess facilities, property and equipment	—	3,450	835	1,330	5,615

Total restructuring reserve balance	—	10,056	1,457	1,330	12,843

Original charge/adjustments:
Workforce reductions	2,876	(145)	314	—	3,045
Excess facilities, property and equipment	—	(261)	46	(56)	(271)

Total original charge/adjustments	2,876	(406)	360	(56)	2,774

Payments:
Workforce reductions	(685)	(6,367)	(169)	—	(7,221)
Excess facilities, property and equipment	—	(1,318)	(569)	(825)	(2,712)

Total payments	(685)	(7,685)	(738)	(825)	(9,933)

Balance as of July 31, 2010:
Workforce reductions	2,191	94	767	—	3,052
Excess facilities, property and equipment	—	1,871	312	449	2,632

Total restructuring reserve balance	$2,191	$1,965	$1,079	$449	$5,684

The net adjustments decreasing the restructuring reserves during the first nine months of fiscal 2010 by $0.1 million resulted from changes in prior fiscal year estimates for various severance-related benefits and facility reserves. These adjustments are reflected in the table above for the respective fiscal year.

As of July 31, 2010, the remaining unpaid restructuring balances include accrued liabilities related to severance and other benefits, the majority of which we expect to be paid by February 2011, and lease costs for redundant facilities, which we expect to be paid over the respective remaining contract terms, the longest of which extends to 2018. These liabilities are partially reduced by sublease income for several of the redundant facilities.

Merger Liabilities

The following table summarizes the merger liabilities balance as of July 31, 2010, and activity associated with our acquisitions, including transaction costs, during the first nine months of fiscal 2010:

(In thousands)	Balance at October 31, 2009	Payments/ Adjustments	Balance at July 31, 2010
Facilities related	$9,971	$(4,034)	$5,937
Other	127	(127)	—

Total merger liabilities	$10,098	$(4,161)	$5,937

During the second quarter of fiscal 2010, we assigned a facility lease to a subtenant, and as a result released $3.2 million of merger liabilities (See Note G, “Goodwill and Intangible Assets”).

As of July 31, 2010, the remaining unpaid merger liabilities balance relates to lease costs for redundant facilities, which we expect to be paid over the respective remaining contract terms, the longest of which extends to 2025.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

J. Legal Proceedings

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

On July 12, 2002, Amer Jneid and other related plaintiffs filed a complaint in the Superior Court of California, Orange County, alleging claims for breach of contract, fraud in the inducement, misrepresentation, infliction of emotional distress, rescission, slander and other claims against us in connection with our purchase of so-called “DeFrame” technology from the plaintiffs and two affiliated corporations (TriPole Corporation and Novetrix), and employment agreements that we entered into with the plaintiffs in connection with the purchase. The complaint sought unspecified damages, including punitive damages. The dispute (resulting in these claims) arises out of the plaintiffs’ assertion that we failed to properly account for license distributions which the plaintiffs claim would have entitled them to certain bonus payouts under the purchase and employment agreements. After a lengthy jury trial, the jury returned a verdict in favor of the various plaintiffs on certain contract claims and in favor of us on various remaining claims. We then pursued an appeal of the judgment and the related orders to the California Court of Appeals. We accrued $27.0 million in prior fiscal periods for this matter. As part of the appeal process and during the first quarter of fiscal 2008, we posted a $51.5 million bond in conjunction with our appeal of this judgment. On December 17, 2009, the California Court of Appeals reversed the judgment against us and remanded the case for a new trial. The Court of Appeals also awarded attorneys’ fees and costs to the plaintiffs related to certain discovery and trial related fees. The final amount of such award will be determined by the trial court. In anticipation of our payment obligation for such fees and costs, we recently entered into various agreements with plaintiffs’ counsel wherein we agreed to make payments of approximately $1.2 million toward the anticipated award by the trial court, of which $0.7 million was paid in July 2010. This payment reduced our original accrual to $26.3 million as of July 31, 2010. In May 2010, $35.3 million of the appeal bond was returned to us with the remaining $17.7 million of the appeal bond being returned to us in August 2010. Preparations for a new trial are now moving forward with the trial tentatively scheduled for January 2011. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position or results of operations.

On January 20, 2004, the SCO Group, Inc. (“SCO”) filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. Upon our motion, the action was removed to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. Our answer set forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. On February 3, 2006, SCO filed a Second Amended Complaint alleging that we had violated supposed non-competition provisions of the agreement under which we sold certain UNIX-related assets to SCO, that we infringed SCO’s copyrights, and that we are engaging in unfair competition by attempting to deprive SCO of the value of the UNIX technology. SCO sought to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and to cause us to pay actual, special and punitive damages in an amount to be proven at trial. As a result of SCO’s Second Amended Complaint, our wholly-owned subsidiary, SUSE Linux AG (“SUSE”), filed a demand for arbitration before the International Court of Arbitration in Zurich, Switzerland, pursuant to a “UnitedLinux Agreement” in which SCO and SUSE were parties. On August 10, 2007, the U.S. District Court Judge issued a Memorandum Decision and Order that granted us summary judgment against SCO on significant issues in the litigation. The District Court determined that we own the UNIX copyrights and dismissed certain of SCO’s claims against us. On September 14, 2007, SCO filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On July 16, 2008, the U.S. District Court issued Findings of Fact and Conclusions of Law wherein the Court determined that SCO did not have authority to enter into the 2003 Sun Microsystems, Inc. agreement and owed us $2.5 million plus prejudgment interest, of which we have since received $0.6 million. The Court further concluded that SCO’s licenses to Microsoft and other “SCOsource licensees” included an “incidental”

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

J. Legal Proceedings (Continued)

license to Unix SVRX code and therefore we were not entitled to any proceeds from such licenses. On November 20, 2008, the U.S. District Court entered Final Judgment dismissing SCO’s remaining claims against us and awarded us $3.5 million. On November 25, 2008, SCO filed a Notice of Appeal from that decision to the Tenth Circuit Court of Appeals. On August 24, 2009, a three Judge Panel from the Tenth Circuit Court of Appeals issued an opinion that reversed in part and affirmed in part the District Court’s decision. The Circuit Court affirmed the award to us of $3.5 million but remanded the remainder of the case back to the District Court for trial on the issue of whether the UNIX copyrights had been or should be transferred to SCO. On August 25, 2009, the U.S. Bankruptcy Court entered an Order appointing an independent Chapter 11 Trustee to manage the SCO bankruptcy estate. On March 30, 2010, the U.S. District Court jury returned a verdict in our favor and determined that under the asset purchase agreement as amended, we retained the UNIX and UnixWare copyrights. SCO’s subsequent request to set aside the jury verdict was rejected by the Court as was SCO’s claims for immediate transfer of UNIX copyrights and a determination that we did not have authority to direct SCO to waive claims against certain SVRX licensees. On July 7, 2010, SCO filed a Notice of Appeal to the Tenth Circuit Court of Appeals. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

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

On June 15, 2009, our Board of Directors received a letter from four stockholders who had previously filed lawsuits against us for alleged options backdating, demanding that the Board of Directors investigate certain issues relating to our historical stock option grant practices, as well as our Audit Committee’s findings concerning those practices announced in our May 23, 2007 press release. The Board of Directors constituted a Special Litigation Committee to investigate the allegations in the demand letter. On August 28, 2009, these stockholders filed a complaint in the Massachusetts Middlesex County Superior Court against many of our current and former officers and directors asserting various claims related to alleged option backdating. We were also named as a nominal defendant in this complaint. On May 17, 2010, the Board responded to the demand letter, notifying the plaintiffs’ counsel that the demanded lawsuit would not serve the best interests of the Company and further demanding that the plaintiffs dismiss the derivative complaints previously filed. In June 2010, the parties stipulated to the dismissal of the complaint with prejudice.

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

In March 2010, two purported class action lawsuits, captioned Waldon v. Hovsepian and Fitzgerald v. Hovsepian, were filed in Massachusetts Superior Court, Middlesex County. The complaints name our Board of Directors as defendants, and allege breaches of fiduciary duties in connection with an unsolicited, conditional proposal to acquire us for $5.75 per share in cash. In July 2010, the plaintiffs agreed to a voluntary dismissal without prejudice of the respective complaints.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

J. Legal Proceedings (Continued)

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

K. Income Per Share From Continuing Operations

The following tables reconcile the numerators and denominators of the income per share from continuing operations calculation for the third quarters and first nine months of fiscal 2010 and 2009:

	Three months ended
(In thousands, except per share data)	July 31, 2010	July 31, 2009
Basic income per share from continuing operations computation:
Income from continuing operations	$15,677	$16,357

Weighted-average common shares outstanding, excluding unvested restricted stock	350,617	346,070

Basic income per share from continuing operations	$0.04	$0.05

Diluted income per share from continuing operations computation:
Income from continuing operations	$15,677	$16,357

Weighted-average common shares outstanding, excluding unvested restricted stock	350,617	346,070
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock units, unvested restricted stock, and other stock plans	4,209	590

Total adjusted weighted-average common shares	354,826	346,660

Diluted income per share from continuing operations	$0.04	$0.05

Incremental shares attributable to options with exercise prices that were at or greater than the average market price for the respective period (“out-of-the-money”) were excluded from the calculation of diluted income per share for the third quarters of fiscal 2010 and 2009 as their effect would have been anti-dilutive. Out-of-the-money options for the third quarters of fiscal 2010 and 2009 totaled 12.5 million shares and 22.2 million shares, respectively.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

K. Income Per Share From Continuing Operations (Continued)

	Nine months ended
(In thousands, except per share data)	July 31, 2010	July 31, 2009
Basic income per share from continuing operations computation:
Income from continuing operations	$55,778	$41,049

Weighted-average common shares outstanding, excluding unvested restricted stock	349,171	344,976

Basic income per share from continuing operations	$0.16	$0.12

Diluted income per share from continuing operations computation:
Income from continuing operations	$55,778	$41,049

Weighted-average common shares outstanding, excluding unvested restricted stock	349,171	344,976
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock units, unvested restricted stock, and other stock plans	3,175	1,144

Total adjusted weighted-average common shares	352,346	346,120

Diluted income per share from continuing operations	$0.16	$0.12

Incremental shares attributable to options with exercise prices that were at or greater than the average market price for the respective period (“out-of-the-money”) were excluded from the calculation of diluted income per share for the first nine months of fiscal 2010 and 2009 as their effect would have been anti-dilutive. Out-of-the-money options for the first nine months of fiscal 2010 and 2009 totaled 18.1 million shares and 22.3 million shares, respectively.

L. Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended		Nine months ended
(In thousands)	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009
Net income	$15,677	$16,659	$55,778	$42,953
Change in net unrealized gain on investments	1,860	2,639	1,823	10,064
Adjustment for previously recorded unrealized gains related to sale of ARSs (1)	—	—	(5,363)	—
Change in cumulative translation adjustments	(1,548)	21,093	(14,048)	15,710
Change in unrecognized pension costs	(30)	266	(516)	446

Comprehensive income	$15,959	$40,657	$37,674	$69,173

(1)

We reversed the unrealized gains associated with the sales of our ARSs that were recorded in prior periods in the “Accumulated other comprehensive income” line item in our consolidated balance sheet. These reversals are part of the $7.2 million gain in the “Gain on sale of previously impaired investments, net” line item in our consolidated statements of operations for the first nine months of fiscal 2010.

Our accumulated other comprehensive income is comprised of the following:

(In thousands)	July 31, 2010	October 31, 2009
Net unrealized gain on investments	$7,478	$11,018
Unrecognized pension actuarial gain and transition obligation, net	3,882	4,398
Cumulative translation adjustment	(8,482)	5,566

Total accumulated other comprehensive income	$2,878	$20,982

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

M. Stock-Based Compensation

Equity-Based Awards

We made stock option, restricted stock and restricted stock unit grants for the following number of shares during the first nine months of fiscal 2010 and 2009:

	Nine months ended
(In thousands of shares)	July 31, 2010	July 31, 2009
Stock options:
Performance-based	—	1,934
Time-based	5,308	2,159

Total stock options	5,308	4,093

Restricted stock	89	—

Restricted stock units:
Market-based	1,230	—
Performance-based	—	850
Time-based	4,535	1,978

Total restricted stock units	5,765	2,828

Stock Options

Performance-based: During the first nine months of fiscal 2009, we granted stock options to executives that will vest based on the achievement of certain revenue targets set in each applicable fiscal year beginning in the year of grant. If the targets are not met, the stock options will expire unvested.

Time-based: During the first nine months of fiscal 2010 and 2009, we granted time-based stock options to executive and non-executive employees and members of our Board of Directors. The weighted-average grant-date fair value of time-based stock options granted during the first nine months of fiscal 2010 was $1.72. In general, options vest over one to four years. The options expire eight years after the grant date.

Restricted Stock

Time-based: During the third quarter of fiscal 2010, we granted time-based restricted stock to certain members of our Board of Directors. The weighted-average grant-date fair value of time-based restricted stock granted during the first nine months of fiscal 2010 was $5.89. The shares of restricted stock vest in full upon the earlier to occur of one year from the date of grant or the business day prior to the date of the next annual meeting of stockholders following the grant date.

Restricted Stock Units

Market-based: During the first quarter of fiscal 2010, we granted restricted stock units to executives that will vest based on the achievement of certain stock price targets. The stock-based compensation cost and derived service periods for these restricted stock units were estimated using the Monte Carlo simulation method utilizing a volatility of 46.4% and a risk-free rate of 2.9%. The weighted-average fair value of these awards is $3.25 and the derived service periods range from approximately one year to approximately two and one-third years. During the second quarter of fiscal 2010, one-third of the market award vested due to the achievement of the target applicable to that portion of the award. This resulted in the recognition of $1.4 million in stock-based compensation during the first nine months of fiscal 2010 related to that portion of the award. If the remaining targets are not met, the restricted stock units will expire on the seventh anniversary of the grant date and will not convert into shares of common stock.

Performance-based: During the first nine months of fiscal 2009, we granted restricted stock units to executives that will vest based on the achievement of certain profit targets set in each applicable fiscal year beginning in the year of grant. If the targets are not met, the restricted stock units will expire and will not convert into shares of common stock.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

M. Stock-Based Compensation (Continued)

Time-based: During the first nine months of fiscal 2010, we granted time-based restricted stock units to non-executive employees primarily as part of our annual grant program and to certain members of our Board of Directors. The weighted-average grant-date fair value of time-based restricted stock units granted during the first nine months of fiscal 2010 was $5.02. During the first nine months of fiscal 2009, we granted time-based restricted stock units to executive and non-executive employees. In general, restricted stock units vest over one to four years.

Stock-Based Compensation Expense

Our consolidated statements of operations include the following amounts of stock-based compensation expense in the respective captions:

	Three months ended		Nine months ended
(In thousands)	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009
Cost of revenue	$846	$554	$2,177	$2,137

Sales and marketing	1,464	1,243	5,653	5,356
Product development	1,937	2,817	6,076	7,611
General and administrative	1,836	1,862	6,919	5,094

Operating expenses	5,237	5,922	18,648	18,061

Total stock-based compensation expense	$6,083	$6,476	$20,825	$20,198

Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 1.9 years was $44.4 million at July 31, 2010.

N. Segment Information

In December 2009, we announced our business unit segment structural and management reorganization to better align our business with our strategic objective of becoming an industry leader in the emerging Intelligent Workload Management market, while continuing to develop collaboration solutions. As part of this reorganization, we consolidated our reportable business unit segments from four to two. Our former Open Platform Solutions, Identity and Security Management and Systems and Resource Management business unit segments were consolidated to form the new Security, Management and Operating Platforms business unit segment (“SMOP”). Our former Workgroup business unit segment was renamed Collaboration Solutions (“CS”).

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

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

N. Segment Information (Continued)

Operating results by business unit segment are as follows:

	Three months ended
	July 31, 2010			July 31, 2009
(In thousands)	Net revenue	Gross profit	Operating income (loss)	Net revenue	Gross profit	Operating income (loss)
SMOP	$123,506	$94,071	$(4,452)	$128,195	$97,689	$(7,541)
CS	75,474	63,560	34,494	87,889	74,364	40,667
Common unallocated operating costs	—	(2,158)	(8,944)	—	(2,952)	(11,752)

Total per statements of operations	$198,980	$155,473	$21,098	$216,084	$169,101	$21,374

	Nine months ended
	July 31, 2010			July 31, 2009
(In thousands)	Net revenue	Gross profit	Operating income (loss)	Net revenue	Gross profit	Operating income (loss)
SMOP	$373,706	$286,821	$(14,247)	$381,358	$293,954	$(21,653)
CS	231,654	195,945	107,514	265,192	223,457	123,626
Common unallocated operating costs	—	(5,943)	(30,837)	—	(10,023)	(49,331)

Total per statements of operations	$605,360	$476,823	$62,430	$646,550	$507,388	$52,642

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

Geographic Information

The table below shows our net revenue from the U.S. and from international locations:

	Three months ended		Nine months ended
(In thousands)	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009
Net revenue:
U.S.	$95,313	$107,453	$290,988	$320,704
International	103,667	108,631	314,372	325,846

Total net revenue	$198,980	$216,084	$605,360	$646,550

During the third quarters and first nine months of fiscal 2010 and 2009, revenue in Germany accounted for 10% of our net revenue. No other country outside of the U.S. accounted for 10% or more of our net revenue for the third quarters or first nine months of fiscal 2010 or 2009. No single customer accounted for 10% or more of our total revenue for any period presented.

For the third quarters of fiscal 2010 and 2009, 68% and 69%, respectively, of our revenue outside the U.S. was in the Europe, Middle East and Africa region. For the first nine months of fiscal 2010 and 2009, 69% of our revenue outside the U.S. was in the Europe, Middle East and Africa region.

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

In January 2010, the FASB issued updated guidance to improve disclosures regarding fair value measurements. In addition to certain portions that were effective and implemented in prior periods, this update requires entities to present separately (i.e. on a gross basis rather than as a net amount), information about purchases, sales, issuances, and settlements in the roll forward of changes in level 3 fair value measurements. These new disclosure requirements are effective for fiscal years beginning after December 15, 2010 (our fiscal 2012). As this is only disclosure-related, and we currently do not have any level 3 fair value measurements, it is presently anticipated that this guidance will not have an impact on our financial position and results of operations.

P. Recent Company Developments

On March 20, 2010, we announced that our Board of Directors authorized a thorough review of various alternatives to enhance stockholder value that include, but are not limited to, a return of capital to stockholders through a stock repurchase or cash dividend, strategic partnerships and alliances, joint ventures, a recapitalization and a sale of the company.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding our strategy; future operations; financial position and results; liquidity; future opportunities; company trends; customer priorities; timing of realization of projections; functionality, characteristics, quality and performance capabilities of our products and technology; results achievable and benefits attainable through deployment of our products and provision of services; funding of liquidity needs; the impact of Recent Company Developments (as defined below); potential reduction of our valuation allowance associated with our net deferred tax assets; opportunities; beliefs; and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change of expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, including, among others, risks relating to: uncertainty introduced by the review of various alternatives to enhance stockholder value authorized by our Board; indirect sales, growth rates of our business units, renewal of SUSE® Linux Enterprise Server (“SLES™”) subscriptions with customers who have received certificates from Microsoft, decline rates of Open Enterprise Server (“OES”) and NetWare® revenue, development of products and services, the Intelligent Workload Management market, software vulnerabilities, delays in product releases, reliance on open source software, adequacy of renewal rates, uncertain economic conditions, competition, rapid technological changes, failure to expand brand awareness, adequacy of technical support, pricing pressures, system failures, integration of acquisitions, industry consolidation, challenges resulting from a global business, foreign research and development operations, loss of key employees, intellectual property infringement, litigation matters, unpredictable financial results, impairments, the timing of revenue recognition, our investments, and effective use of our cash. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section in our Quarterly Report filed on Form 10-Q for the period ended April 30, 2010 that was filed with the Securities and Exchange Commission (“SEC”) on June 8, 2010. Readers should carefully review the risk factors described in the Quarterly Report on Form 10-Q for the period ended April 30, 2010.

Overview

In December 2009, we announced our business unit segment structural and management reorganization to better align our business with our strategic objective of becoming an industry leader in the emerging Intelligent Workload Management market, while continuing to develop collaboration solutions. As part of this reorganization, we consolidated our reportable business unit segments from four to two. Our former Open Platform Solutions, Identity and Security Management and Systems and Resource Management business unit segments were consolidated to form the new Security, Management and Operating Platforms business unit segment (“SMOP”). Our former Workgroup business unit segment was renamed Collaboration Solutions (“CS”).

On March 20, 2010, we announced that our Board of Directors authorized a thorough review of various alternatives to enhance stockholder value that include, but are not limited to, a return of capital to stockholders through a stock repurchase or cash dividend, strategic partnerships and alliances, joint ventures, a recapitalization and a sale of the company. We believe that the uncertainty associated with recent company developments (“Recent Company Developments”) has negatively impacted our operating results during the second and third quarters of fiscal 2010 and may continue to negatively impact our business and adversely affect our operating results.

In the third quarter of fiscal 2010, total revenue decreased 8% compared to the prior year period. Product and services revenues were lower by 7% and 15%, respectively, in the third quarter of fiscal 2010 compared to the prior year period. We believe that the lower product revenue primarily resulted from the uncertainty associated with Recent Company Developments as well as weakness in our legacy products. The lower services revenue was due primarily to the uncertainty associated with Recent Company Developments, lower discretionary spending availability from our consulting services customers, and lower renewal rates the past several quarters on technical support contracts related to our legacy products. Foreign currency exchange rate fluctuations, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, favorably impacted revenue by $1.1 million, or 1%, in the third quarter of fiscal 2010, compared to the prior year period.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Overview (Continued)

In the first nine months of fiscal 2010, total revenue decreased 6% compared to the prior year period. Product and services revenues were lower by 5% and 17%, respectively, in the first nine months of fiscal 2010 compared to the prior year period. We believe that the lower product and services revenue resulted from the same factors described above for the third quarter of fiscal 2010. Foreign currency exchange rate fluctuations, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, favorably impacted revenue by $4.0 million, or 1%, in the first nine months of fiscal 2010, compared to the prior year period.

Below is a brief summary of the revenue results for our two business unit segments:

•

Total revenue from SMOP for the third quarter of fiscal 2010 decreased $4.7 million, or 4%, compared to the prior year period. Total revenue from SMOP for the first nine months of fiscal 2010 decreased $7.7 million, or 2%, compared to the prior year period.

•

Total revenue from CS for the third quarter of fiscal 2010 decreased $12.4 million, or 14%, compared to the prior year period. Total revenue from CS for the first nine months of fiscal 2010 decreased $33.5 million, or 13%, compared to the prior year period.

Because much of the revenue we invoice is deferred and recognized over time, we consider invoicing, or bookings, to be a key indicator of current sales performance and future revenue performance. Total invoicing was lower by 10% for the third quarter of fiscal 2010 compared to the prior year period due primarily to lower SMOP and CS product invoicing. Total invoicing was down 4% for the first nine months of fiscal 2010 compared to the prior year period largely as a result of lower CS product invoicing and lower services invoicing, partially offset by higher SMOP product invoicing.

Total gross profit was 78% and 79% for the third quarter and first nine months of fiscal 2010, respectively, compared to 78% for both of the prior year periods.

Despite lower revenue, our operating margins continue to improve, reflecting the positive impacts of recent restructuring and other cost-cutting initiatives. For the third quarter of fiscal 2010, we reported an operating margin of 11%, compared to 10% for the prior year period. Foreign currency exchange rate fluctuations, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, favorably impacted income from operations by $2.1 million, or 11%, in the third quarter of fiscal 2010 compared to the prior year period.

For the first nine months of fiscal 2010, we reported an operating margin of 10%, compared to 8% for the prior year period. The first nine months of fiscal 2010 included a $4.6 million change in accounting estimate related to fiscal 2009 sales compensation expense that increased profitability in the period. Foreign currency exchange rate fluctuations, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, unfavorably impacted income from operations by $7.3 million, or 10%, in the first nine months of fiscal 2010 compared to the prior year period.

In the first quarter of fiscal 2010, we recorded net restructuring expenses of $2.8 million related primarily to termination benefits for certain executive employees as part of our business unit segment structural and management reorganization discussed above. We did not record any restructuring charges in the second and third quarters of fiscal 2010.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires us to make an accounting estimate based on assumptions about matters that are uncertain at the time an accounting estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur periodically could materially change the financial statements. We consider accounting policies related to revenue recognition and related reserves, impairment of long-term assets, valuation of deferred tax assets, loss contingency accruals and share-based payments to be critical accounting policies due to the judgments and estimation processes involved in each. For an explanation of the judgments included in these areas, refer to our Annual Report on Form 10-K for fiscal 2009.

Results of Operations

Reclassifications

As more fully described in Note N, “Segment Information,” during the first quarter of fiscal 2010, we reorganized our business unit segment structure and management resulting in a change to our reportable business unit segments. In connection with this reorganization, we evaluated our internal cost structure to ensure the resulting business unit segment gross profit and operating income were reflective of our business unit segment management structure. As a result of this evaluation, we determined that the allocation and assignment of costs between maintenance and subscriptions and services within cost of revenue should be adjusted to be reflective of the new business unit segment management structure. For the third quarter and first nine months of fiscal 2009, in our consolidated statements of operations, $9.6 million and $28.0 million of costs, respectively, were moved from the services cost of revenue line item to the maintenance and subscriptions cost of revenue line item. This change impacted only the components of cost of revenue and had no impact on revenue, total cost of revenue or total gross profit.

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

Total net revenue was as follows:

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2010	July 31, 2009	Change	July 31, 2010	July 31, 2009	Change
Software licenses	$24,968	$27,020	(8)%	$73,852	$85,537	(14)%
Maintenance and subscriptions	152,459	163,699	(7)%	465,265	480,843	(3)%
Services	21,553	25,365	(15)%	66,243	80,170	(17)%

Total net revenue	$198,980	$216,084	(8)%	$605,360	$646,550	(6)%

Revenue in our software licenses category decreased during the third quarter and first nine months of fiscal 2010 compared to the prior year periods primarily as a result of lower software licenses revenue in CS, reflecting, we believe, the uncertainty associated with Recent Company Developments, and continued weakness in our legacy products.

Maintenance and subscriptions revenue from SMOP decreased $2.3 million, or 2%, in the third quarter of fiscal 2010, and increased $2.5 million, or 1%, in the first nine months of fiscal 2010, compared to the prior year periods. Maintenance and subscriptions revenue from CS declined $8.9 million, or 13%, in the third quarter of fiscal 2010, and $18.1 million, or 9%, in the first nine months of fiscal 2010, compared to the prior year periods.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

The lower services revenue in the third quarter and first nine months of fiscal 2010 compared to the prior year periods is due primarily to, we believe, the uncertainty associated with Recent Company Developments, lower discretionary spending availability from our consulting services customers and lower renewal rates the past several quarters on technical support contracts related to our legacy products.

Foreign currency exchange rate fluctuations, as measured using prior period foreign currency exchange rates on non-U.S. dollar denominated revenue, favorably impacted total net revenue by $1.1 million, or 1%, and $4.0 million, or 1%, during the third quarter and first nine months of fiscal 2010, respectively.

Net revenue in SMOP was as follows:

	Three months ended			Nine months ended
(Dollars in thousands)	July 31, 2010	July 31, 2009	Change	July 31, 2010	July 31, 2009	Change
Software licenses	$15,819	$15,529	2%	$46,667	$48,374	(4)%
Maintenance and subscriptions	92,333	94,673	(2)%	279,204	276,705	1%
Services	15,354	17,993	(15)%	47,835	56,279	(15)%

Total net revenue	$123,506	$128,195	(4)%	$373,706	$381,358	(2)%

Revenue from SMOP decreased in the third quarter of fiscal 2010 compared to the prior year period primarily as a result, we believe, of the uncertainty associated with Recent Company Developments. Revenue associated with our Linux Platform Products and Systems and Resource Management products decreased by $2.7 million, or 7%, and $1.5 million, or 4%, respectively, and SMOP services revenue declined $2.6 million, or 15%, compared to the prior year period. These revenue declines were partially offset by higher revenue from Identity, Access and Compliance Management products, which increased by $2.2 million, or 8%, compared to the prior year period. Overall, product invoicing for SMOP decreased 8% compared to the prior year period, due primarily to a decrease in invoicing for our Linux Platform Products, Identity, Access and Compliance Management products, and Systems and Resource Management products. Linux Platform Products invoicing decreased primarily due to the depletion of the original Microsoft SLES certificates. Renewals of Microsoft SLES certificates began in early fiscal 2010, and as anticipated, the renewals have been invoiced at much lower amounts than under the original agreement. The lower invoicing associated with the Microsoft SLES certificates was partially offset by significant growth in our non-Microsoft invoicing of Linux Platform Products. (See the subsection entitled, “Microsoft Agreements–Related Revenue” of Note B, “Summary of Significant Accounting Policies” in our fiscal 2009 Annual Report on Form 10-K for more details on the Microsoft SLES certificates and related agreements.) We believe that the decrease in invoicing of our Identity, Access and Compliance Management products and our Systems and Resource Management products was attributable to the uncertainty associated with Recent Company Developments. The invoicing decrease in our Systems and Resource Management products was also attributable to challenges gaining traction in this market segment.

Revenue from SMOP decreased in the first nine months of fiscal 2010 compared to the prior year period primarily as a result, we believe, of the uncertainty associated with Recent Company Developments. Revenue associated with our Linux Platform Products and Systems and Resource Management products decreased by $2.0 million, or 2%, and $3.5 million, or 3%, respectively, and SMOP services revenue declined $8.4 million, or 15%, compared to the prior year period. These revenue decreases were partially offset by higher revenue from Identity, Access and Compliance Management products, which increased by $8.1 million, or 10%, compared to the prior year period. Overall, product invoicing for SMOP increased 3% compared to the prior year period, due primarily to higher invoicing for our Linux Platform Products and Identity, Access and Compliance Management products, partially offset by a decline in invoicing for our Systems and Resource Management products. The higher invoicing for our Linux Platform Products resulted from significant growth in our non-Microsoft invoicing, partially offset by lower invoicing associated with the Microsoft SLES certificates. Identity, Access and Compliance Management revenue and invoicing increased due in part to several large deals in the first quarter of fiscal 2010. However, we believe this positive momentum was negatively impacted in the second and third quarters of fiscal 2010, by the uncertainty associated with Recent Company Developments. The revenue and invoicing declines for Systems and Resource Management products were primarily due to, we believe, the uncertainty associated with Recent Company Developments and challenges gaining traction in this market segment.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Net revenue in CS was as follows:

	Three months ended		Change	Nine months ended		Change
(Dollars in thousands)	July 31, 2010	July 31, 2009		July 31, 2010	July 31, 2009
Software licenses	$9,149	$11,491	(20)%	$27,185	$37,163	(27)%
Maintenance and subscriptions	60,126	69,026	(13)%	186,061	204,138	(9)%
Services	6,199	7,372	(16)%	18,408	23,891	(23)%

Total net revenue	$75,474	$87,889	(14)%	$231,654	$265,192	(13)%

Revenue from CS decreased in the third quarter of fiscal 2010 compared to the prior year period primarily as a result, we believe, of the uncertainty associated with Recent Company Developments, as well as the mature lifecycle stage of our CS products. This is reflected in the lower Collaboration product revenue of $5.4 million, or 20%, lower combined OES and NetWare-related product revenue of $4.8 million, or 11%, and lower services revenue of $1.2 million, or 16%. Overall, product invoicing for CS decreased 17% in the third quarter of fiscal 2010 compared to the prior year period. Invoicing for Collaboration products and combined OES and NetWare-related products decreased 24% and 11%, respectively, in the third quarter of fiscal 2010 compared to the prior year period.

Revenue from CS decreased in the first nine months of fiscal 2010 compared to the prior year period primarily from the same factors described above for the third quarter of fiscal 2010. These factors are reflected in the lower Collaboration product revenue of $10.9 million, or 14%, lower combined OES and NetWare-related product revenue of $10.2 million, or 8%, and lower services revenue of $5.5 million, or 23%. Overall, product invoicing for CS decreased 14% in the first nine months of fiscal 2010 compared to the prior year period. Invoicing for Collaboration products and combined OES and NetWare-related products decreased 16% and 8%, respectively, in the first nine months of fiscal 2010 compared to the prior year period.

Deferred Revenue

We had total deferred revenue of $623.7 million as of July 31, 2010 compared to $674.3 million and $688.8 million at July 31, 2009 and October 31, 2009, respectively. Deferred revenue represents revenue that is expected to be recognized in future periods primarily under maintenance contracts and subscriptions that are recognized ratably over the related contract periods, typically one to three years. Deferred revenue related to our agreements with Microsoft is recognized ratably over various related service periods, which can extend up to five years. The decrease in total deferred revenue of $65.1 million compared to October 31, 2009 is primarily attributable to lower invoicing in the first nine months of the fiscal year and from the recognition of $56.3 million of deferred revenue related to our agreements with Microsoft.

Gross Profit

	Three months ended		Change	Nine months ended		Change
(Dollars in thousands)	July 31, 2010	July 31, 2009		July 31, 2010	July 31, 2009
Software licenses	$22,613	$24,705	(8)%	$67,884	$79,330	(14)%
percentage of related revenue	91%	91%		92%	93%
Maintenance and subscriptions	$129,926	$140,022	(7)%	$399,335	$412,506	(3)%
percentage of related revenue	85%	86%		86%	86%
Services	$2,934	$4,374	(33)%	$9,604	$15,552	(38)%
percentage of related revenue	14%	17%		14%	19%
Total gross profit	$155,473	$169,101	(8)%	$476,823	$507,388	(6)%
percentage of revenue	78%	78%		79%	78%

Software licenses, maintenance and subscriptions, and services gross profit all decreased in the third quarter and first nine months of fiscal 2010 compared to the respective prior year periods primarily as a result of lower revenue. Services gross margins decreased as a percentage of sales as we entered into several low margin service engagements that drove product sales during the third quarter and first nine months of fiscal 2010. Our services offerings are focused on supporting product sales, not generating stand-alone revenue or profits, in line with our strategic initiatives.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Total gross profit was lower for the third quarter of fiscal 2010 compared to the prior year period primarily due to the 8% decrease in total net revenue. Foreign currency exchange rate fluctuations, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, positively impacted gross profit by $1.4 million in the third quarter of fiscal 2010 compared to the prior year period.

Total gross profit was lower for the first nine months of fiscal 2010 compared to the prior year period primarily due to the 6% decrease in total net revenue. Foreign currency exchange rate fluctuations, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, positively impacted gross profit by $1.6 million in the first nine months of fiscal 2010 compared to the prior year period.

Gross profit by business unit segment was as follows:

	Three months ended		Change	Nine months ended		Change
(Dollars in thousands)	July 31, 2010	July 31, 2009		July 31, 2010	July 31, 2009
SMOP	$94,071	$97,689	(4)%	$286,821	$293,954	(2)%
percentage of related revenue	76%	76%		77%	77%
CS	$63,560	$74,364	(15)%	$195,945	$223,457	(12)%
percentage of related revenue	84%	85%		85%	84%
Common unallocated operating costs (1)	$(2,158)	$(2,952)	27%	$(5,943)	$(10,023)	41%
Total gross profit	$155,473	$169,101	(8)%	$476,823	$507,388	(6)%
percentage of revenue	78%	78%		79%	78%

(1)

Common unallocated operating costs include items such as stock-based compensation, acquisition-related intangible asset amortization, restructuring, certain litigation related activity and other unusual items that are not considered part of our ongoing, ordinary business.

Gross profit was lower in both SMOP and CS for the third quarter and first nine months of fiscal 2010 compared to the prior year periods primarily due to lower revenues. However, gross profit as a percentage of revenue was essentially flat for both business unit segments for the third quarter and first nine months of fiscal 2010 compared to the respective prior year periods, reflecting the positive impacts of our prior cost reduction initiatives, including our prior restructuring actions.

Operating Expenses

	Three months ended		Change	Nine months ended		Change
(Dollars in thousands)	July 31, 2010	July 31, 2009		July 31, 2010	July 31, 2009
Sales and marketing	$70,792	$74,647	(5)%	$214,561	$227,238	(6)%
percentage of revenue	36%	35%		35%	35%
Product development	$39,400	$45,683	(14)%	$118,470	$135,627	(13)%
percentage of revenue	20%	21%		20%	21%
General and administrative	$24,183	$26,170	(8)%	$78,588	$75,397	4%
percentage of revenue	12%	12%		13%	12%
Restructuring expenses	$—	$1,227	—%	$2,774	$16,500	(83)%
percentage of revenue	—%	1%		—%	3%
Gain on sale of subsidiaries	$—	$—	—%	$—	$(16)	—%
percentage of revenue	—%	—%		—%	—%
Total operating expenses	$134,375	$147,727	(9)%	$414,393	$454,746	(9)%
percentage of revenue	68%	68%		68%	70%

Sales and marketing expenses decreased in the third quarter of fiscal 2010 compared to the prior year period primarily from a $2.6 million decrease in our sales compensation expense reflecting our lower revenues, the positive impacts of our prior cost reduction initiatives, including our prior restructuring actions, as well as favorable foreign currency exchange rate fluctuations of $0.7 million. Sales and marketing headcount was lower by 7 employees, or 1%, at the end of the third quarter of fiscal 2010 compared to the prior year period.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Sales and marketing expenses decreased in the first nine months of fiscal 2010 compared to the prior year period primarily from $9.2 million of reduced sales compensation expense due primarily to our lower revenues and to a $4.6 million change in accounting estimate related to fiscal 2009 sales compensation expense that reduced expenses in the first quarter of fiscal 2010, and the cost reduction initiatives described above. These decreases were partially offset by unfavorable foreign currency exchange rate fluctuations of $5.1 million.

Product development expenses in the third quarter of fiscal 2010 decreased compared to the prior year period primarily from the positive impacts of cost reduction initiatives, including our prior restructuring actions and lower stock-based compensation expense of $0.9 million primarily from decreased headcount. Product development headcount decreased by 134 employees, or 10%, at the end of the third quarter of fiscal 2010 compared to the prior year period.

Product development expenses in the first nine months of fiscal 2010 decreased compared to the prior year period primarily from the positive impacts of cost reduction initiatives, including our prior restructuring actions and lower stock-based compensation expense of $1.5 million primarily from decreased headcount, partially offset by unfavorable foreign currency exchange rate fluctuations of $2.0 million.

General and administrative expenses decreased in the third quarter of fiscal 2010 compared to the prior year period primarily from the positive impacts of our cost reduction initiatives, including our prior restructuring actions, and lower legal costs, partially offset by $1.5 million of expenses related to Recent Company Developments. General and administrative headcount was lower by 23 employees, or 5%, at the end of the third quarter of fiscal 2010 compared to the prior year period.

General and administrative expenses increased in the first nine months of fiscal 2010 compared to the prior year period primarily from $3.0 million of expenses related to Recent Company Developments, $1.8 million of higher stock-based compensation expense due primarily to the vesting of certain market-based awards in the second quarter of fiscal 2010, and unfavorable foreign currency exchange rate fluctuations of $1.8 million, partially offset by the positive impacts of our cost reduction initiatives, including our prior restructuring actions.

During the first quarter of fiscal 2010, we recorded net restructuring expenses of $2.8 million. This was comprised of $2.9 million primarily for termination benefits for certain executive employees as part of our business unit segment structural and management reorganization, partially offset by $0.1 million in reductions to accruals for changes in estimates related to prior period restructuring activities. During the second and third quarters of fiscal 2010, there were no restructuring expenses.

Foreign currency exchange rate fluctuations during the third quarter of fiscal 2010, compared to the prior year period, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, favorably impacted revenue by $1.1 million, operating expenses by $1.0 million and income from operations by $2.1 million. Foreign currency exchange rate fluctuations during the first nine months of fiscal 2010, compared to the prior year period, favorably impacted revenue by $4.0 million, unfavorably impacted operating expenses by $11.3 million and unfavorably impacted income from operations by $7.3 million. Since a large portion of our recognized revenue is deferred revenue that was recorded at different foreign currency exchange rates, the impact to revenue of changes in foreign currency exchange rates is recognized over time, whereas the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Other Income (Expense)

	Three months ended		Change	Nine months ended		Change
(Dollars in thousands)	July 31, 2010	July 31, 2009		July 31, 2010	July 31, 2009
Investment income	$3,049	$6,084	(50)%	$9,579	$18,650	(49)%
percentage of revenue	2%	3%		2%	3%
Gain on sale of previously impaired investments, net	$—	$—	—%	$7,195	$—	—%
percentage of revenue	—%	—%		1%	—%
Impairment of long-term investments	$—	$(2,370)	—%	$—	$(5,466)	—%
percentage of revenue	—%	(1)%		—%	(1)%
Interest expense and other, net	$(192)	$(4,580)	96%	$(2,065)	$(11,482)	82%
percentage of revenue	—%	(2)%		—%	(2)%
Total other income (expense), net	$2,857	$(866)	430%	$14,709	$1,702	764%
percentage of revenue	1%	—%		2%	—%

Investment income includes income from short-term and long-term investments. Investment income for the third quarter and first nine months of fiscal 2010 decreased compared to the prior year periods due primarily to lower interest rates.

During the first nine months of fiscal 2010, we sold our remaining auction-rate securities (“ARSs”) with a book value of $5.6 million for $12.2 million, resulting in a gain of $6.6 million. During the first nine months of fiscal 2010, we also recognized a gain of $0.6 million related to the sales of direct investments that were previously fully impaired. During the third quarter and first nine months of fiscal 2009, we recorded other-than-temporary impairment charges of $2.4 million and $5.5 million, respectively, related to our ARSs.

Interest expense and other, net for the third quarter and first nine months of fiscal 2010 decreased compared to the respective prior year periods due primarily to the repurchase in fiscal 2009 of our 0.5% senior convertible debentures due 2024 (“Debentures”), which resulted in lower interest expense. In the first nine months of fiscal 2010, interest expense and other, net was comprised primarily of losses associated with our equity investment in Open Invention Network, LLC (“OIN”).

Income Tax Expense

	Three months ended		Change	Nine months ended		Change
(Dollars in thousands)	July 31, 2010	July 31, 2009		July 31, 2010	July 31, 2009
Income tax expense	$8,278	$4,151	99%	$21,361	$13,295	61%
Effective tax rate	35%	20%		28%	24%

The effective tax rate for the third quarter of fiscal 2010 was 35%, compared to an effective tax rate of 20% for the prior year period primarily due to a shift in jurisdictional tax. The effective tax rate for the first nine months of fiscal 2010 was 28%, compared to an effective tax rate of 24% for the prior year period primarily due to a shift in jurisdictional tax.

The effective tax rate for the first nine months of fiscal 2010 differs from the federal statutory rate of 35% primarily due to the effects of stock-based compensation, differences between the book and tax treatment of certain income items on which a valuation allowance has been recorded, and the jurisdictional mix of earnings.

Net Income Components

	Three months ended		Nine months ended
(In thousands)	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009
Income from continuing operations	$15,677	$16,357	$55,778	$41,049
Income from discontinued operations	—	302	—	1,904

Net income	$15,677	$16,659	$55,778	$42,953

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

Liquidity and Capital Resources

The balance in cash, cash equivalents, and short-term investments and the balance as a percent of total assets are as follows:

(Dollars in thousands)	July 31, 2010	October 31, 2009	Change
Cash, cash equivalents, and short-term investments	$1,042,915	$983,465	6%
Percent of total assets	56%	52%

An overview of the significant cash flow activities for the first nine months of fiscal 2010 and 2009 is as follows:

	Nine months ended
(In thousands)	July 31, 2010	July 31, 2009
Net cash provided by operating activities	$23,954	$17,352
Purchases of property, plant and equipment	(15,238)	(14,763)
Proceeds from sales of and distributions from long-term investments	8,629	3,909
Change in restricted cash	35,310	(307)
Net cash paid for acquisitions	—	(48,472)
Debenture repurchases	—	(125,537)

As of July 31, 2010, we had cash, cash equivalents, and short-term investments of $464.7 million held in accounts outside the United States, which may be subject to taxation if repatriated. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. As of July 31, 2010, our short-term investment portfolio includes gross unrealized gains and losses of $8.1 million and $0.6 million, respectively.

During the first nine months of fiscal 2010 and 2009, the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings decreased by a net $8.3 million and increased by a net $7.8 million, respectively. The decrease in fiscal 2010 resulted from the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro. As foreign currency exchange rates continue to fluctuate, especially the Euro, we may see further changes in the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings.

Purchases of property, plant and equipment for the first nine months of fiscal 2010 included purchases related to our SAP customer relationship management software implementation, which was completed in the second quarter of fiscal 2010. Expenditures for this project were also incurred in the first nine months of fiscal 2009. Capital expenditures for this project totaled $19.8 million. This software implementation is for internal use only.

During the first nine months of fiscal 2010, we sold our remaining ARSs for proceeds of $12.2 million, which was comprised of $8.0 million of ARSs classified as long-term investments and $4.2 million of ARSs classified as short-term investments. During the first nine months of fiscal 2010, we also recognized a gain of $0.6 million related to the sales of direct investments that were previously fully impaired. These gains are shown as a component of the line item “Gain on sale of previously impaired investments, net” in our consolidated statements of operations.

In relation to the appeal we filed in the Amer Jneid legal matter, we were required by the court to post a $51.5 million bond during fiscal 2008 (See Note J, “Legal Proceedings”). The amount of the bond was determined by statutory regulations and had no connection to the amount we believe may ultimately be paid in this matter. The bond was held in an interest-bearing account in our name, but was restricted and classified as such in our consolidated balance sheets. In May 2010, $35.3 million of the bond amount was returned to us and at July 31, 2010 was invested and classified as short-term investments in our consolidated balance sheets. The remaining $17.7 million of the bond, including interest, was returned to us in August 2010.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources (Continued)

During the first nine months of fiscal 2009, in accordance with the terms of our Debentures, we offered to repurchase our outstanding Debentures, and as a result, paid $125.5 million for the remaining outstanding balance.

According to the terms of the agreement under which we have a $20.0 million or 17% interest in OIN, we could be required to make future cash contributions, which we would fund with cash from operating activities and cash on hand.

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the third quarters or first nine months of fiscal 2010 or 2009. As of July 31, 2010, $33.2 million remains available to be used for repurchasing common stock under the current Board authorization.

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

Off-Balance Sheet Arrangements

At July 31, 2010, we had no off-balance sheet arrangements as defined by applicable SEC rules.

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

In January 2010, the FASB issued updated guidance to improve disclosures regarding fair value measurements. In addition to certain portions that were effective and implemented in prior periods, this update requires entities to present separately (i.e. on a gross basis rather than as a net amount), information about purchases, sales, issuances, and settlements in the roll forward of changes in level 3 fair value measurements. These new disclosure requirements are effective for fiscal years beginning after December 15, 2010 (our fiscal 2012). As this is only disclosure-related, and we currently do not have any level 3 fair value measurements, it is presently anticipated that this guidance will not have an impact on our financial position and results of operations.

NOVELL, INC.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign currency exchange rate fluctuations, as measured using prior period foreign currency exchange rates on non-U.S. dollar denominated revenue, favorably impacted revenue by $1.1 million, operating expenses by $1.0 million and income from operations by $2.1 million during the third quarter of fiscal 2010. Foreign currency exchange rate fluctuations favorably impacted revenue by $4.0 million, unfavorably impacted operating expenses by $11.3 million and unfavorably impacted income from operations by $7.3 million during the first nine months of fiscal 2010.

During the first nine months of fiscal 2010 and 2009, the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings decreased by a net $8.3 million and increased by a net $7.8 million, respectively. The decrease in fiscal 2010 resulted from the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro. As foreign currency exchange rates continue to fluctuate, especially the Euro, we may see further changes in the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings.

Since a large portion of our recognized revenue is deferred revenue that was recorded at different foreign currency exchange rates, the impact to revenue of changes in foreign currency exchange rates is recognized over time, whereas the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred.

Apart from the above, there have been no significant changes in our interest rate risk and market risk exposures and procedures or in our foreign currency hedging procedures during the third quarter or first nine months of fiscal 2010 as compared to the respective risk exposures and procedures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7A, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NOVELL, INC.

PART II — OTHER INFORMATION

Part II. — Other Information

Except as listed below, other items in Part II are omitted because the items are inapplicable or require no response.

Item 1. Legal Proceedings

The information required by this item is incorporated herein by reference from Note J of our financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended April 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases of shares of our common stock pursuant to our share repurchase program and for our stock-based compensation plans during the third quarter of fiscal 2010.

(In thousands, except per share amounts) Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
May 1, 2010 through May 31, 2010	—	$—	—	$33,180
June 1, 2010 through June 30, 2010	290	6.07	—	33,180
July 1, 2010 through July 31, 2010	7	5.99	—	33,180

Total	297	$6.07	—	33,180

The total number of shares purchased was for shares surrendered to us to satisfy tax withholding obligations in connection with our equity plans.

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the third quarters or first nine months of fiscal 2010 or 2009. As of July 31, 2010, $33.2 million remains available to be used for repurchasing common stock under the current Board authorization.

Item 6. Exhibits

The list of exhibits set forth on the Exhibit Index filed as a part of this Quarterly Report on Form 10-Q is incorporated herein by reference.

NOVELL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)

Date: September 9, 2010	By:	/s/ DANA C. RUSSELL
Dana C. Russell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

NOVELL, INC.

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1*	Amendment, dated as of June 30, 2010, to severance agreement between the Registrant and James Ebzery.

31.1	Rule 13a-14(a) Certification.

31.2	Rule 13a-14(a) Certification.

32.1	18 U.S.C. Section 1350 Certification.

32.2	18 U.S.C. Section 1350 Certification.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy – Extension Schema.

101.CAL**	XBRL Taxonomy – Extension Calculation.

101.DEF**	XBRL Taxonomy – Extension Definition.

101.LAB**	XBRL Taxonomy – Extension Labels.

101.PRE**	XBRL Taxonomy – Extension Presentation.

*	Indicates management contracts or compensatory plans.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.