Form 10-K
period 2010-10-31
NOVELL INC
filed 2010-12-13
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2010

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of April 30, 2010 (based on the last reported sales price of the common stock on the NASDAQ Global Select Market on such date) was $1,275,250,970. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded because such persons are deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

As of November 30, 2010 there were 351,582,564 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

NOVELL, INC.

i

NOVELL, INC.

FORM 10-K

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding the impact of uncertainty associated with Company Developments (as defined below); our strategy; future operations; financial position and results; liquidity; future opportunities; company trends; customer priorities; timing of realization of projections; functionality, characteristics, quality and performance capabilities of our products and technology; results achievable and benefits attainable through deployment of our products and provision of services; product differentiation; consolidation of the software industry; realization of our net deferred tax assets; funding of liquidity needs; the success of our Intelligent Workload Management (“IWM”) strategy; market leadership; development of the markets we serve; the impact of our relationship with Microsoft; trends in intellectual property litigation; economic improvement, including strength and sustainability of a recovery; operation of OIN; opportunities; beliefs; and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change of expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, including, among others, risks relating to: the risk that the patent sale and the merger may be delayed or may not be consummated; the risk that the definitive merger agreement may be terminated in circumstances that require us to pay Attachmate Corporation a termination fee of $60 million; risks related to the diversion of management’s attention from our ongoing business operations; risks regarding the failure of Attachmate Corporation to obtain the necessary financing to complete the merger; the effect of the announcement of the patent sale or the merger on our business relationships (including, without limitation, partners and customers), operating results and business generally; risks related to obtaining the requisite consents to the patent sale and the merger, including, without limitation, the timing (including possible delays) and receipt of regulatory approvals from various governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may deny approval; indirect sales; growth rates of our business units; renewal of SUSE® Linux Enterprise Server (“SLES™”) subscriptions with customers who have received certificates from Microsoft; decline rates of Open Enterprise Server (“OES”) and NetWare® revenue; development of products and services; the IWM market; software vulnerabilities; delays in product releases; reliance on open source software and third party technologies and specifications; adequacy of renewal rates; uncertain economic conditions; competition; rapid technological changes; failure to expand brand awareness; adequacy of technical support; pricing pressures; system failures; integration of acquisitions; industry consolidation; challenges resulting from a global business; foreign research and development operations; loss of key employees; intellectual property infringement; litigation matters; unpredictable financial results; impairments; the timing of revenue recognition; our investments; and effective use of our cash. Risks that may affect our business, operating results, or financial position, include, but are not limited to, those discussed in Part I Item 1A, titled “Risk Factors.” Readers should carefully review the risk factors described in this document and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”).

PART I

Item 1. Business

The Company

On November 21, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Attachmate Corporation, a Washington corporation (“Attachmate”), and Longview Software Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Attachmate (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and a wholly-owned subsidiary of Attachmate. Pursuant to the terms of the Merger Agreement, at the time the merger is effective, each issued and outstanding share of our common stock, other than treasury shares, shares held by Attachmate, Merger Sub or any other direct or indirect wholly-owned subsidiary of Attachmate or us and shares held by stockholders who perfect their appraisal rights, will be converted into the right to receive $6.10 in cash, without interest and less any applicable withholding taxes. Consummation of the merger is subject to certain conditions to closing, including, among others, (i) the approval by our stockholders; (ii) the expiration or termination of the waiting period (and any extensions thereof) applicable to the consummation of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the approval by the German antitrust authority, the Federal Cartel Office (“FCO”); (iii) the absence of any law, order or other action enjoining or otherwise prohibiting consummation of the merger; (iv) the absence of a material adverse effect on us; (v) the closing of the transactions contemplated by the Patent Purchase Agreement (as defined below); (vi) the accuracy of the parties’ respective representations and warranties; (vii) the parties’ respective compliance with agreements and covenants contained in the Merger Agreement; and (viii) the availability to us and our subsidiaries of cash and cash equivalents equal to approximately $1.03 billion. We are working towards completing the merger as quickly as possible and currently expect to consummate the merger in the first calendar quarter of 2011.

NOVELL, INC.

BUSINESS (Continued)

The Company (Continued)

Also on November 21, 2010, we entered into a Patent Purchase Agreement (the “Patent Purchase Agreement”) with CPTN Holdings LLC, a Delaware limited liability company and consortium of technology companies organized by Microsoft Corporation (“CPTN”). The Patent Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Patent Purchase Agreement, we will sell to CPTN all of our right, title and interest in 882 issued patents and patent applications for $450 million in cash. Consummation of the patent sale is subject to certain conditions to closing, including, among others, (i) the expiration or termination of the waiting period applicable to the consummation of the patent sale under the HSR Act and certain other antitrust laws; and (ii) the satisfaction or waiver of each of the conditions to the consummation of the merger (other than the closing of the patent sale), and the parties to the Merger Agreement shall be ready, willing and able to consummate the merger, immediately after the closing of the patent sale.

We develop, sell and install enterprise-quality software that is positioned in the operating systems and infrastructure software layers of the information technology (“IT”) industry. We develop and deliver Linux operating system software for a range of computers from desktops to servers. In addition, we provide a portfolio of integrated IT management software for systems, identity and security management for both Linux and mixed-platform environments. We serve a range of enterprise sizes, and combined with the quality and flexibility of our open-platform software technology, offer customers an IT infrastructure that is responsive to the cost pressures and the expanding IT initiatives that are characteristic of today’s business environment.

In December 2009, we announced an evolution in our strategy – our intention to become an industry leader in the new market category of IWM. IWM is a new model of computing that enables IT organizations to manage and optimize computing resources in a policy-driven, secure and compliant manner across physical, virtual and cloud computing environments. Our differentiated approach to delivering IWM, called Workload IQ, integrates identity and systems management capabilities into an application workload. As a result, enterprises are able to reduce the risks and challenges of computing across multiple environments while granting their users secure and compliant access to the computing services they need.

As part of this strategy evolution, during the first quarter of fiscal 2010, we reorganized our business unit segment structure and management. We consolidated our business unit segments from four to two. Our former Open Platform Solutions, Identity and Security Management and Systems and Resource Management business unit segments were consolidated to form the new Security, Management and Operating Platforms business unit segment (“SMOP”). Our former Workgroup business unit segment was renamed Collaboration Solutions (“CS”). The products sold by each business unit segment are described below in more detail.

SMOP

SMOP was created to achieve our goal of becoming an industry leader in the IWM market. To accomplish this goal, we leveraged our competencies in Linux, identity and security management, and systems and resource management with the objective of providing the industry’s leading IWM solutions. Our product strategy focuses on the four pillars of IWM: build, secure, manage and measure. We deliver these four pillars through our product groupings of Open Platform Solutions, Identity and Security Management, and Systems and Resource Management. These product groupings are described in more detail below.

Open Platform Solutions

We deliver Linux and related solutions for the enterprise. The SUSE® Linux Enterprise platform underpins all of our products. SUSE Linux Enterprise is a leading distribution system that differentiates itself from other Linux distributions by focusing on interoperability, support for mission-critical computing requirements, and cross-platform virtualization support. We also offer the ability for users to customize their Linux installation, yet still receive full support for their SUSE Linux Enterprise distribution through our SUSE Appliance Program. Our primary Open Platform Solutions offerings are as follows:

NOVELL, INC.

BUSINESS (Continued)

The Company (Continued)

Linux Platform Products:

•

SUSE Linux Enterprise Server (“SLES”) is an enterprise-class, open source server operating system designed to support more than 6,000 applications for professional deployment in heterogeneous IT environments of all sizes and sectors. This operating system includes the assets required to run in an enterprise data center or cloud computing deployment, including integrated virtualization, optimized guest performance, high availability, and security, for the cost-efficient operation of IT environments.

•

The SUSE Appliance Program is a set of tools and services that allow Independent Software Vendors (“ISVs”) to build customized software appliances, using the SUSE Linux Enterprise operating system, that are efficient and cost-effective to deploy, maintain and support. The SUSE Appliance Program provides a user-friendly solution for building a software appliance with a customized and supported operating system, along with associated tools for configuring, patching and updating the appliance.

•

SUSE Linux Enterprise Desktop® (“SLED”) is a business desktop operating system that brings together the Linux operating environment with a comprehensive set of business applications. Included among the more significant business applications are OpenOffice.org Novell Edition (an office productivity suite), Mozilla’s Firefox™ browser, and Novell® Evolution™, an e-mail and collaboration tool.

Other Open Platform Solutions products include the following: openSUSE®, an operating system designed for home and non-commercial use, that enables users to browse the Web, send and receive e-mail, chat with friends, organize digital photographs, play movies and songs, and create documents and spreadsheets; products based on the Mono® open source project, which provides software to develop and run .NET server and client applications on different operating systems, including SUSE Linux Enterprise; and SUSE Engineering, a specialized product development program to deliver and support complex, individualized configurations based on SUSE Linux Enterprise.

Identity and Security Management

Our identity, security, and compliance management solutions are designed to help customers integrate, secure, and manage IT assets while reducing complexity and ensuring compliance with government and industry mandates. Adding this intelligence to every part of a customer’s IT environment may make their systems more agile and secure. Our solutions leverage automated, centrally-managed policies to provide insight into events happening throughout the enterprise. Our primary Identity and Security Management offerings are as follows:

Identity, Access and Compliance Management products:

•

Novell Identity Manager is a powerful data-sharing and synchronization solution, often referred to as a meta-directory solution, that automatically distributes new and updated information across each designated application and directory on a network. This is designed to ensure that trusted customers, partners, and suppliers are accessing consistent information. Identity Manager integrates with numerous key enterprise IT systems, such as SAP AG (“SAP”), to provide a common and consistent identity management framework across the enterprise. We distributed a new version of Identity Manager during fiscal 2010 and introduced a new family of identity management solutions.

•

Novell Access Manager™ helps customers maximize access without limiting security or control. It simplifies and safeguards online asset-sharing, allowing customers to control access to web-based and traditional business applications. Trusted users gain secure authentication and access to portals, web-based content, and enterprise applications.

•

Novell Sentinel™ automates the monitoring of IT effectiveness allowing users to detect and resolve threats in real-time. This enables enterprises to maintain a more secure network. Sentinel also provides documented evidence enabling users to comply with certain regulatory and industry compliance requirements.

•

Novell Compliance Management Platform is an integrated identity solution that is designed to provide “out-of-the-box” compliance assurance through real-time automation and validation. It enforces business policies and offers wizards to simplify deployment and configuration. Compliance Management Platform is comprised of Identity Manager, Access Manager and Sentinel.

NOVELL, INC.

BUSINESS (Continued)

The Company (Continued)

•

Novell Cloud Security Service allows enterprises to extend their identity infrastructure to public clouds. Changes made to users or permissions are replicated in the cloud environment, thus ensuring one consistent identity and security framework for the enterprise, regardless of where the computing actually takes place.

Other Identity and Security Management products include Novell® eDirectory™, a full-service, platform-independent directory designed to simplify the complexities of managing users and resources in a mixed Linux, NetWare®, UNIX, and Windows environment.

Systems and Resource Management

With our systems and resource management solutions, customers can define business and IT policies to automate the management of multiple IT resources, including the emerging challenge of managing virtual environments, as well as both public and private cloud computing deployments. Our systems and resource management solutions are designed to enable our customers to reduce IT effort, control IT costs, and reduce IT skill requirements to manage and leverage their IT investment. Our primary Systems and Resource Management products are as follows:

•

The ZENworks® product portfolio – Configuration Management, Patch Management, Asset Management, Endpoint Security Management, Application Virtualization, Linux Management, Handheld Management, and Network Access Control – is designed to leverage policy-based automation to centrally manage and secure a heterogeneous endpoint environment, including desktops, laptops, notebooks, and handheld devices, across Windows and Linux environments.

•

PlateSpin® workload mobility, workload protection, and workload management solutions are designed to reduce cost, maximize efficiency and provide disaster recovery capabilities in data centers. Our suite of products, which includes PlateSpin Migrate, PlateSpin Protect, PlateSpin Forge, and PlateSpin Recon, delivers integrated management of physical and virtual resources across mixed IT environments.

•

Novell Cloud Manager enables customers to create and securely manage a cloud computing environment as a seamless extension of existing data center resources. Novell Cloud Manager is designed for the heterogeneous reality of most IT environments, giving users the freedom and flexibility to create and manage private clouds which support leading hypervisors, operating systems and hardware management.

•

Novell Operations Center (formerly Novell Business Service Management solutions) enables IT organizations to measure real-time performance, availability and configuration compliance of services running the business, thereby providing control over the infrastructure in alignment with business objectives. The Business Service view of the environment enables a reduction of downtime, improved resource utilization, and control of risk in complex, mixed technology environments.

CS

Within our CS business unit segment, we provide comprehensive and adaptable collaboration solutions that provide the infrastructure, services, and tools customers require to effectively and securely collaborate across a myriad of devices. We offer the security, reliability, and manageability that enable our customers’ employees to efficiently share information and ideas to perform their jobs at lower cost. Our primary CS products are as follows:

Open Enterprise Server and NetWare-related products:

•

Open Enterprise Server (“OES”) is a secure, highly available suite of services that provides networking, communication, collaboration, and application services in an open, easy-to-deploy environment. OES provides customers the choice of deploying these services on either a NetWare or SLES kernel and provides common management tools, identity-based services, and our support.

NOVELL, INC.

BUSINESS (Continued)

The Company (Continued)

•

NetWare is our proprietary operating system platform that offers secure continuous access to core network resources such as files, printers, directories, e-mail, and databases seamlessly across multiple types of networks, storage platforms, and client desktops. Although we no longer ship new versions of NetWare, we offer paid support for customers who have NetWare installed in their data centers, while actively encouraging them to upgrade to OES on Linux.

•

Cluster ServicesTM is a scalable, highly available Storage Area Network resource management tool that reduces the administrative costs and complexity of delivering uninterrupted access to information and resources.

•

Novell File Management Suite was introduced in January 2010. It is an integrated file storage solution designed to move, optimize and report on file storage based on user roles and customized business practices. Novell File Management Suite leverages identity so that an organization’s premium storage resources can be reserved for the data that is most important to the business.

Collaboration products:

•	Novell GroupWise® collaboration products provide personal e-mail, calendar and contact management in a customizable integrated collaborative environment supporting both Linux and Windows.

•	Novell Teaming provides team workspaces, wikis, blogs and social messaging to drive innovation in teams and projects.

•	Conferencing allows enterprises to conduct virtual meetings where users can share desktops, watch video, and collaborate on documents.

•	Data Synchronizer allows for real-time synchronization of data between business applications and mobile devices.

Other CS products:

•

Novell Open Workgroup Suite provides organizations of various sizes with a secure, flexible, and cost-effective IT infrastructure as well as collaboration services. Unlike a proprietary, Windows-centric solution, the Novell Open Workgroup Suite is comprised of a package of open standards-based software from our business unit segments. This suite offers a low-cost, open alternative to Microsoft products, includes an infrastructure and productivity solution from the desktop to the server, and includes OES, GroupWise, ZENworks Configuration Management, ZENworks Linux Management, SLED, and OpenOffice.org for Linux and Windows.

In addition to our technology offerings, within our business unit segments we offer a worldwide network of service personnel to help our customers and third-party partners utilize our software. We also have partnerships with application providers, hardware and software vendors, consultants and systems integrators. In this way, we can offer a broad solution to our customers, including:

•

Professional services: We provide technical expertise to deliver infrastructure solutions, based on an innovative approach focused on solving our customers’ business problems. We deliver services ranging from discovery workshops to strategy projects to solution implementations, using a consistent, well-defined methodology. Our professional services approach is based on a strong commitment to open standards, interoperability, and the right blend of our technology with technology from other leading vendors.

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

NOVELL, INC.

BUSINESS (Continued)

The Company (Continued)

•

Training services: We accelerate the adoption and enable the effective use of our products and solutions through the delivery of timely and relevant instructor-led and technology-based training courses, assessments and performance services. Programs are delivered either directly to our customers or through our global channel of authorized training partners. Our courses provide customers with a thorough understanding of the implementation, configuration, and administration of our products and solutions. Additionally, we offer performance services that provide our customers and partners with an evaluation of their proficiencies and their knowledge gaps. We also deliver Advanced Technical TrainingTM at an engineer level to customers and partners on a global basis.

Revenue detail for fiscal 2010, 2009, and 2008 for our significant products is presented in Part II, Item 8, Note Y, “Segment Information,” which is incorporated by reference into this Part I, Item 1.

Strategy

We offer customers enterprise infrastructure software in a flexible combination of open source, mixed-source and proprietary technologies. In collaboration with our partners, we also offer a range of high-quality services to enable customers to succeed in their deployments of our solutions. We do this through the delivery of our interoperable Linux platform and a portfolio of integrated IT management software designed to help businesses reduce cost, complexity, and risk on virtually any platform. Deployed either directly to our customers or through our network of partners, our solutions are designed to enable our customers to devote more of their time, energy, and resources to driving their own businesses forward. A key component of our strategy is to ensure that our critical product functions operate on the Linux platform and in mixed IT environments.

Product Strategy

Our overall products and services strategy is to leverage our competencies in Linux, identity and security management, and systems and resource management with the objective of providing the industry’s leading IWM solutions. Our product strategy focuses on the four pillars of IWM: build, secure, manage and measure.

Build

To enable enterprises and ISVs to build intelligent workloads, we leverage our competency in operating systems in general and Linux in particular to provide easy-to-use and cost effective products for building and maintaining intelligent workloads and software appliances drawing on our experience with products such as SLES and the SUSE Appliance Program.

With regard to Linux adoption, we maintain strong support of the open source development community, and of the many open source organizations and projects to which we presently contribute. We continue to use our significant engineering and support resources to encourage customers to adopt Linux. We can accomplish this by developing and selling key product functions that operate on the Linux platform.

Secure

To help customers address their identity, security and compliance needs, we deliver a portfolio of solutions that are based on open standards, provide ease of implementation and offer quick time to value. Our strategy is to build upon our strong portfolio of existing products such as Identity Manager, Sentinel, and Compliance Management Platform and to integrate identity and security capabilities throughout our IWM solutions.

Manage

To help customers manage their physical and virtual environments and the migration between the two, we provide the PlateSpin Workload Management and ZENworks Management families of solutions. These solutions offer a service-driven approach to the management of the data center and endpoint devices. In support of our IWM strategy, we integrate and extend these management capabilities to the cloud in an effort to ensure optimized execution of workloads both on- and off-site.

NOVELL, INC.

BUSINESS (Continued)

Strategy (Continued)

Measure

To help our customers measure and gain real time insight into their IT operations, we offer a suite of products including Novell Operations Center and Sentinel Log Manager. Our strategy is to extend these products to manage cloud environments to enable business service level reporting of workloads across physical, virtual and cloud environments.

We utilize our professional services to focus our IT services and training expertise on identity management solutions and open source software adoption, and to provide a range of support services for all our proprietary, mixed-source, and open source products, which may drive further product sales.

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

In addition to our channel partnership with Microsoft, we have established global strategic alliances with Accenture Ltd. (“Accenture”), Affiliated Computer Services (“ACS”), Dell Inc. (“Dell”), Hewlett-Packard Co. (“HP”), International Business Machines Corporation (“IBM”), Intel Corporation, SAP and VMware, Inc. (“VMware”).

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

NOVELL, INC.

BUSINESS (Continued)

Acquisitions and Dispositions

We typically acquire companies or technologies only after we determine that the related products or technologies are strategic or complementary to our current or future product offerings. As we determine that parts of our business are no longer strategic to us as a whole, or are not profitable, we will look for alternatives such as divestitures or other capital structures. Details of our acquisitions and dispositions are presented in Part II, Item 8, Note C, “Acquisitions”, and Note D, “Divestitures”, respectively, of the notes to the consolidated financial statements of this report, which is incorporated by reference into this Part I, Item 1.

On November 21, 2010, we entered into a Merger Agreement with Attachmate and Merger Sub. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and a wholly-owned subsidiary of Attachmate. Pursuant to the terms of the Merger Agreement, at the time the merger is effective, each issued and outstanding share of our common stock, other than treasury shares, shares held by Attachmate, Merger Sub or any other direct or indirect wholly-owned subsidiary of Attachmate or us and shares held by stockholders who perfect their appraisal rights, will be converted into the right to receive $6.10 in cash, without interest and less any applicable withholding taxes. Consummation of the merger is subject to certain conditions to closing, including, among others, (i) the approval by our stockholders; (ii) the expiration or termination of the waiting period (and any extensions thereof) applicable to the consummation of the merger under the HSR Act and the approval by the German antitrust authority, the FCO; (iii) the absence of any law, order or other action enjoining or otherwise prohibiting consummation of the merger; (iv) the absence of a material adverse effect on us; (v) the closing of the transactions contemplated by the Patent Purchase Agreement; (vi) the accuracy of the parties’ respective representations and warranties; (vii) the parties’ respective compliance with agreements and covenants contained in the Merger Agreement; and (viii) the availability to us and our subsidiaries of cash and cash equivalents equal to approximately $1.03 billion. We are working towards completing the merger as quickly as possible and currently expect to consummate the merger in the first calendar quarter of 2011.

Also on November 21, 2010, we entered into a Patent Purchase Agreement with CPTN. The Patent Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Patent Purchase Agreement, we will sell to CPTN all of our right, title and interest in 882 issued patents and patent applications for $450 million in cash. Consummation of the patent sale is subject to certain conditions to closing, including, among others, (i) the expiration or termination of the waiting period applicable to the consummation of the patent sale under the HSR Act and certain other antitrust laws; and (ii) the satisfaction or waiver of each of the conditions to the consummation of the merger (other than the closing of the patent sale), and the parties to the Merger Agreement shall be ready, willing and able to consummate the merger, immediately after the closing of the patent sale.

Segment and Geographical Information

Segment and geographical disclosures for fiscal 2010, 2009, and 2008 are presented in Part II, Item 8, Note Y, “Segment Information”, of the notes to the consolidated financial statements of this report, which is incorporated by reference into this Part I, Item 1. For a discussion of risks attendant to our global business, see also Part I, Item 1A, “Risk Factors.”

Product Development

We conduct product development activities throughout the world in order to meet the needs of our worldwide customer base. Our commitment to deliver world-class products means continued investment in product development. We also contract some product development activities to third-party developers.

In addition to technology developed in-house, some of our products also include technology developed by the open source community. Some of our product development engineers work as a part of open source development teams across the world. This involvement establishes our role in leading technical advances, developing new features, and influencing the timing of releases, as well as other information related to the development of Linux and other open source projects.

Product development expenses for fiscal 2010, 2009, and 2008 are discussed in Part II, Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference into this Part I, Item 1.

NOVELL, INC.

BUSINESS (Continued)

Sales and Marketing

We sell our software and services primarily to corporations, government entities, educational institutions, independent hardware and software vendors, resellers, and distributors both domestically and internationally. Our sales and marketing strategy targets customers seeking solutions in the following three focus areas: data center, end-user computing, and identity and security. Within these focus areas we currently market and sell eight distinctive solutions via multi-channel specialized sales and marketing models. Our partner ecosystem includes value added partners such as demand agents, vertical market resellers, systems integrator distributors, and original equipment manufacturers (“OEMs”) who meet our criteria. We also sell directly to enterprise customers. We conduct sales and marketing activities and provide technical support, training, and field service to our customers from our 10 U.S. and 44 international sales offices.

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

Marketing Initiatives. To more closely align our offerings with customer needs, we developed a series of strategic campaigns that address customer needs and align them with our capabilities. Specifically, our campaigns are focused on helping customers create a more agile data center, improve the productivity of their end-user computing environments, and create and maintain a trusted computing environment. Our marketing campaigns are based on our commitment to interoperability and our positioning of “Making IT Work As OneTM.” We believe this positioning best serves us in increasing our relevance to our customers. We recently announced our new product vision of WorkloadIQ as our portfolio umbrella for the products that compete in the IWM market. Our strategy is to label some products, which come primarily from our SMOP business unit segment, as “WorkloadIQ products” to convey the integration of such products and the increased value that customers receive by deploying multiple products in concert.

Major Customers

No single customer accounted for more than 10% of our revenue in fiscal 2010, 2009, or 2008. During fiscal 2007, we received $355.6 million in cash payments from Microsoft related to the Microsoft Agreements discussed above, which we have been recognizing as revenue since the beginning of fiscal 2007. In fiscal 2008, Microsoft agreed to purchase up to $100 million of additional SLES certificates by January 1, 2012. Payment will be made in $25 million increments as the certificates are distributed. We received the first $25 million payment in November 2008. Only this first $25 million payment is nonrefundable and we have not received any further payments.

NOVELL, INC.

BUSINESS (Continued)

Manufacturing Suppliers

Our physical products, which consist primarily of discs, manuals, our openSUSE Linux box product, and PlateSpin’s “Forge” product, are duplicated and manufactured by outside vendors. Multiple high-volume manufacturers are available, though we currently utilize only one manufacturer for each of these products. We do not rely on a single provider for our raw materials, nor have we encountered problems with our existing manufacturing suppliers. Total sales of our physical products represent less than 1% of recognized revenue in fiscal 2010.

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

We have a significant amount of deferred revenue recorded on our consolidated balance sheets, the majority of which relates to maintenance and subscription contracts which are recognized ratably over the related contract periods, typically one to three years. Deferred revenue related to our agreements with Microsoft is recognized ratably over various related service periods, which can extend up to five years.

Competition

The market for our business unit segments is highly competitive and subject to rapid technological change. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that competitive factors common to all of our segments include the following:

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

Primary competitors of our Identity and Security Management and Systems and Resource Management product solutions include Microsoft, IBM, Oracle Corporation (“Oracle”), HP, Symantec (“Symantec”), BMC Software, Inc. (“BMC”), VMware and Computer Associates (“CA”). Primary competitors for our Linux and platform services solutions include Microsoft, Oracle, and Red Hat, Inc. (“Red Hat”). The primary competitors for our collaboration products are Microsoft, IBM, and Google Inc (“Google”).

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

NOVELL, INC.

BUSINESS (Continued)

Copyright, Licenses, Patents, and Trademarks

We rely on copyright, patent, trade secret, and trademark law, as well as provisions in our license, distribution, and other agreements to protect our intellectual property rights. Our portfolio of patents, copyrights, and trademarks as a whole is material to our business but no individual element of intellectual property is critical to our business. We have what we consider to be valuable patents and have numerous other patents pending. No assurance can be given that the pending patents will be issued or, if issued, will provide protection for our competitive position. Notwithstanding our efforts to protect our intellectual property through contractual measures, unauthorized parties may still attempt to violate our intellectual property rights. While the durations of our patents vary, we believe that the durations of our patents are adequate relative to the expected lives of our products.

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

In November 2005, Open Invention Network, LLC (“OIN”) was established by us, IBM, Koninklijke Philips Electronics N.V., Red Hat and Sony Corporation. OIN is a privately-held company that has and is expected to continue to acquire patents to promote Linux and open source by offering its patents on a royalty-free basis to any company, institution or individual that agrees not to assert its patents against the Linux operating system or certain Linux-related applications. In addition, OIN, in its discretion, may enforce its patents to the extent it believes such action will serve to further protect and promote Linux and open source. In fiscal 2007, NEC Corporation became an investor in OIN, with the same rights, privileges and obligations as the original investors.

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

Seasonality

All segments of our business often experience a higher volume of invoicing at the end of each quarter due to the spending cycles of our customers and the negotiation patterns typical in the software industry. In addition, we experience a higher volume of invoicing in our third and fourth fiscal quarters due to the high level of customer maintenance contracts that typically renew in this period. As a result, operating cash flows historically peak in the second half of our fiscal year, decline in our first fiscal quarter and are negative in our second fiscal quarter.

NOVELL, INC.

BUSINESS (Continued)

Corporate Information

Novell was incorporated in Delaware on January 25, 1983. Our headquarters and principal executive offices are located at 404 Wyman Street, Suite 500, Waltham, MA 02451. Our telephone number at that address is (781) 464-8000. We also have offices located in Provo, Utah, and our telephone number at that location is (801) 861-7000. Our website is www.novell.com.

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

Employees

We currently have approximately 3,400 employees. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Executive Officers of the Registrant

Set forth below are the names, ages, and titles of the persons currently serving as our executive officers.

Name	Age	Position
Ronald W. Hovsepian	49	President and Chief Executive Officer
Javier F. Colado	45	Senior Vice President, Worldwide Sales
John K. Dragoon	50	Senior Vice President and Chief Marketing Officer
James P. Ebzery	51	Senior Vice President and General Manager, Security, Management and Operating Platforms
Colleen A. O’Keefe	54	Senior Vice President and General Manager, Collaboration Solutions and Global Services
Russell C. Poole	56	Senior Vice President, Human Resources
Dana C. Russell	49	Senior Vice President and Chief Financial Officer
Scott N. Semel	54	Senior Vice President, General Counsel and Secretary
Joseph H. Wagner	50	Senior Vice President and General Manager, Global Alliances

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

NOVELL, INC.

BUSINESS (Continued)

Executive Officers of the Registrant (Continued)

Javier F. Colado

Javier F. Colado has served as Senior Vice President, Worldwide Sales since November 2010. Prior to that, Mr. Colado served as President and General Manager, Novell EMEA (Europe, Middle East & Africa) from January 2009 to November 2010, Channel Chief from August 2008 to January 2009, and Vice President and General Manager for EMEA West from February 2006 to August 2008. Prior to joining us, Mr. Colado held various positions at McAfee, a security technology company, from 2000 to 2006, where he served as Senior Vice President Global Service Providers from September 2004 to February 2006, and Regional Vice President for McAfee EMEA from January 2002 to September 2004. Prior to his tenure at McAfee, Mr. Colado served in a number of sales and management positions at AT&T and Lucent Technologies from 1991 to 2000 and at Ericsson from 1989 to 1991.

John K. Dragoon

John K. Dragoon has served as our Senior Vice President and Chief Marketing Officer since March 2006. Mr. Dragoon joined us in October 2003 as Vice President, Worldwide Field Marketing. Prior to joining us, from April 2002 to September 2003, Mr. Dragoon was the Senior Vice President of Marketing and Product Management at Art Technology Group, a provider of Internet commerce, service, and marketing solutions and from April 2001 to March 2002 served as Vice President, Operations, of Internet Capital Group, a venture capital firm. Prior to his tenure at Internet Capital Group, Mr. Dragoon served in a number of sales and marketing positions at IBM from 1984 to 2000.

James P. Ebzery

James P. Ebzery has served as our Senior Vice President and General Manager, Security, Management and Operating Platforms (“SMOP”) since January 2010. Prior to that, Mr. Ebzery served as our Senior Vice President & General Manager, Identity & Security Management business unit, from May 2007 to December 2009. Before joining us, Mr. Ebzery was President of the Viisage Division at L-1 Identity Solutions, a leading provider of advanced technology identity solutions, from January 2006 to May 2007. Mr. Ebzery was Senior Vice President of Sales and Marketing of Viisage, from November 2002 to January 2006. Prior to that, Mr. Ebzery served as Vice President of Operations for Internet Capital Group, a venture capital firm, from April 2000 to February 2002. In addition, Mr. Ebzery spent approximately 17 years at IBM in various sales, marketing, and general management roles.

Colleen A. O’Keefe

Colleen A. O’Keefe has served as our Senior Vice President and General Manager, Collaboration Solutions (“CS”) and Global Services since January 2010. In this role, she is responsible for product strategy, management and development of the collaboration solutions as well as for Global Services. Ms. O’Keefe joined us in December 2006 as our Senior Vice President of Services to oversee our global technical support group, technical training services, and professional services to customers. Prior to joining us, from September 2002 to November 2006, Ms. O’Keefe held several key leadership positions in the Payment Solutions and Worldwide Services divisions at NCR Corporation, a global technology company that specializes in improving and streamlining customer interactions for companies across many industries. From September 1999 to March 2002, she served as Senior Vice President, Customer Services, at Global Crossing. In addition, Ms. O’Keefe served in a number of positions in the telecommunications industry, including 18 years at Southern New England Telephone and two years at AT&T.

Russell C. Poole

Russell C. Poole has served as our Senior Vice President, Human Resources since November 2009. Prior to that, Mr. Poole served as our Vice President - Senior HR Partner in the Human Resources organization, from September 2007 to November 2009, providing valuable direction and leadership within Human Resources as well as partnering with the Sales and Services organizations. Mr. Poole served as our Vice President – Law – People from November 2002 to September 2007. Prior to joining us, Mr. Poole had also held various supervisory and management positions over a 20-year period in which he evaluated, managed, and resolved human resource, employment, benefit and transactional issues.

NOVELL, INC.

BUSINESS (Continued)

Executive Officers of the Registrant (Continued)

Dana C. Russell

Dana C. Russell has served as our Senior Vice President and Chief Financial Officer since February 2007. Prior to that, Mr. Russell served as our Vice President and Interim Chief Financial Officer from June 2006 to February 2007, and as Vice President of Finance from March 2000 to June 2006. Mr. Russell served as the Corporate Controller from June 2003 to June 2006, and was also the Treasurer from December 2005 to June 2006. Mr. Russell joined us in 1994. Prior to joining us, Mr. Russell worked at Price Waterhouse in Salt Lake City, Utah. Mr. Russell is a CPA licensed in the State of Utah.

Scott N. Semel

Scott N. Semel joined us in September 2008 as our Senior Vice President, General Counsel and Secretary and from April 2009 to November 2009, also served as our interim Senior Vice President, Human Resources. Prior to joining us, Mr. Semel was Chief Legal Officer and Corporate Secretary at Tele Atlas N.V., a Dutch Euronext company providing digital mapping and navigation solutions, from late 2006 to June 2008. Mr. Semel also engaged in the private practice of law with GTC Law Group LLC, a boutique law firm that specializes in IP strategy, mergers and acquisitions, and business and technology transactions, during 2006. Mr. Semel served as Vice President, General Counsel and Secretary to Ascential Software Corporation, a NASDAQ listed company providing enterprise data integration, from 2001 through April 2005, when Ascential was sold to IBM, after which Mr. Semel served as Associate General Counsel-Legal Transition Executive at IBM. Prior to that, he served as Vice President, General Counsel and Secretary to NaviSite, Inc., a NASDAQ listed company. Before that, he also served as general counsel to other public and private companies and engaged in the private practice of law.

Joseph H. Wagner

Joseph H. Wagner has served as our Senior Vice President and General Manager, Global Alliances since January 2010. Prior to that, Mr. Wagner served as Senior Vice President and General Manager of the Systems and Resource Management business unit from June 2006, and as Vice President of Global Operations responsible for the global field strategy, structure, incentives and productivity, customer operations, and the global partner organization from October 2005 to May 2006. Mr. Wagner joined us in August 2003 as Vice President of North America Operations where he led the roll-out of the North America and global field model now in place. Before joining us, Mr. Wagner was Vice President of Transportation Solutions for Manhattan Associates and was the Senior Vice President of Global Sales and Marketing at Logistics.com prior to their acquisition by Manhattan Associates. Additionally, Mr. Wagner has held numerous sales, marketing and operational executive positions over a 20-year high technology career at Unitech Systems, Quantra Corporation and IBM.

NOVELL, INC.

RISK FACTORS

Item 1A. Risk Factors

The announcement and pendency of the merger and the patent sale could adversely impact us.

The announcement and pendency of the merger and the patent sale could cause disruptions in our business. For example, customers may delay, reduce or even cease making purchases from us until they determine whether the merger or patent sale will affect our products and services, including, but not limited to, pricing, performance, support, or continued product availability. Our partners may give greater priority to products of our competitors until they determine whether the merger or patent sale will affect our products and services or our relationship with them. Uncertainty concerning potential changes to us and our business could also harm our ability to enter into agreements with new customers and partners. In addition, key personnel may depart for a variety of reasons, including perceived uncertainty as to the effect of the merger on their employment. The pendency of the merger and the patent sale could also divert the time and attention of our management from our ongoing business operations. These disruptions may increase over time until the closing of the merger, which may occur after the first calendar quarter of 2011, if at all.

Further, the Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the merger, and it restricts us, subject to certain limited exceptions, including, without limitation, Attachmate’s prior written consent, from taking certain specified actions until the merger is complete or the agreement is terminated, including, without limitation, not exceeding a certain amount in capital expenditures, not making certain acquisitions, not entering into certain types of contracts and other matters. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger with Attachmate that could be favorable to us and our stockholders.

All of the matters described above, alone or in combination, could materially and adversely affect our business, operating results, financial position and stock price.

Our merger with Attachmate may be delayed or not occur at all for a variety of reasons, including the termination of the Merger Agreement prior to the completion of the merger, and the failure to complete the merger could adversely affect us.

There can be no assurance that our merger with Attachmate will occur. Consummation of the merger is subject to certain conditions to closing, including, among others, (i) the approval by our stockholders; (ii) the expiration or termination of the waiting period (and any extensions thereof) applicable to the consummation of the merger under the HSR Act and the approval by the German antitrust authority, the FCO; (iii) the absence of any law, order or other action enjoining or otherwise prohibiting consummation of the merger; (iv) the absence of a material adverse effect on us; (v) the closing of the transactions contemplated by the Patent Purchase Agreement; (vi) the accuracy of the parties’ respective representations and warranties; (vii) the parties’ respective compliance with agreements and covenants contained in the Merger Agreement; and (viii) the availability to us and our subsidiaries of cash and cash equivalents equal to approximately $1.03 billion. There can be no assurance that these and other conditions to closing will be satisfied. For example, the requisite consents to the merger and receipt of regulatory approvals from various governmental entities may not be obtained. In addition, if the closing of the patent sale is delayed, the closing of the merger may also be delayed, and if the patent sale is not completed, the merger may also not be completed.

Further, if Attachmate is unable to consummate its proposed financing, it may be unable to pay the merger consideration.

The Merger Agreement also contains certain termination rights for both us and Attachmate, and in certain specified circumstances upon termination of the Merger Agreement, including a termination by us to enter into an agreement for a superior proposal, we will be required to pay Attachmate a termination fee equal to $60 million. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could deter such third party from making a competing acquisition proposal.

The Merger Agreement provides for limited remedies for us in the event of a breach by Attachmate or its affiliates, including the right to a reverse termination fee of $120 million payable under certain specified circumstances. There can be no assurance that a remedy will be available to us in the event of a breach or that any damages incurred by us in connection with the merger will not exceed the amount of the reverse termination fee.

A failed transaction may result in negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of the merger, including any adverse changes in our relationships with our customers, partners and employees, could continue or accelerate in the event of a failed transaction. In addition, if the merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be completed. There can be no assurance that our business, these relationships or our financial position will not be adversely affected, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

NOVELL, INC.

RISK FACTORS (Continued)

Litigation relating to the merger and/or the patent sale could require us to incur significant costs and suffer management distraction, as well as delay and/or enjoin the transactions.

As discussed in Part II, Item 8, Note S, “Legal Proceedings,” of this report, individuals and/or entities claiming to be our stockholders filed putative class action lawsuits challenging our pending merger with Attachmate, and two of those actions also allege, among other things, that our directors failed to fulfill their fiduciary duties with regard to the patent sale to CPTN. The plaintiffs in these actions seek orders that, among other things, certify the cases as class actions, enjoin our merger with Attachmate, award plaintiffs and the putative class damages in the event that our merger with Attachmate is consummated, and award plaintiffs costs and expenses, including attorneys’ fees. We also could be subject to additional litigation related to the merger and/or the patent sale whether or not those transactions are consummated. While we believe that there are substantial legal and factual defenses to the claims and intend to pursue them vigorously, these actions create additional uncertainty relating to the merger and patent sale and defending the actions is costly and distracting to management. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

We may not be able to attract and retain new customers through indirect sales, which may result in decreased or fluctuating revenue. In addition, our reliance on an indirect sales channel for the distribution of our products could adversely affect the sales of our products.

Our ability to attract and retain new customers and achieve significant revenue growth in the future will depend in large part on our ability to continue to establish and maintain strategic distribution and other collaborative relationships with industry-leading hardware manufacturers, distributors, software vendors and enterprise solutions providers such as Microsoft, SAP, ACS, Dell, HP, IBM, Cap Gemini S.A., Atos Origin S.A., Accenture, Verizon Business, VMware and other third parties that are willing to recommend, design and implement solutions that include our products. These relationships create the potential to distribute our products to a much larger customer base than we would otherwise be able to reach through our direct sales and marketing efforts. We have invested significant resources to maintain and further develop these distribution relationships and may continue to do so.

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

If SMOP does not grow at the rate we anticipate, or if the growth rate declines, our financial results, including cash flow, will be negatively impacted.

Our near-term growth strategy focuses on SMOP, which serves the IWM market. We have focused on this business because we believe that it represents the best current opportunity for us to profitably grow our revenue. Our ability to achieve success with this strategy is dependent on a number of factors including, but not limited to, the following:

•	the growth of this market;
•	our development of key products and upgrades;
•	delivery of product milestones in a timely manner;
•	the acceptance of our products particularly by enterprise companies, large industry partners and major accounts;
•	the decisions by customers to upgrade from older versions of our products to newer versions; and

NOVELL, INC.

RISK FACTORS (Continued)

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

The Microsoft Agreements have been a significant contributor to our product revenue and the increase in our gross and operating margins over the past few years. Most of the Microsoft SLES certificate sales have been three-year arrangements that began to expire in the first quarter of fiscal 2010. Accordingly, the ongoing financial benefit of the Microsoft Agreements will depend on our ability to renew SLES subscriptions with those customers who received SLES certificates from Microsoft and the pricing we are able to obtain in connection with such renewals. We have experienced declines in SLES certificate renewal rates, and pricing of renewed certificates has generally been at reduced levels. If we are unable to renew the remaining SLES subscriptions as they expire, or if renewed subscriptions continue to be at a lower price than Microsoft paid us for the SLES certificates, our financial results could be adversely affected. There can be no assurance that Microsoft will continue to operate as a distribution partner for us after our agreement with Microsoft expires or terminates, or that the channel partnership will be maintained at historical levels.

Our OES and NetWare-related revenue stream may decline at accelerated rates which would adversely affect our business, operating results and cash flow.

Sales of our OES and NetWare-related products have been declining for many years and declines at accelerated rates could offset or out-pace any growth in sales of our other products. We terminated general support of our NetWare products beginning in March 2010. While customers are eligible to receive extended support for NetWare, some NetWare customers may migrate to a competing platform which would negatively impact our revenue. Our strategy is to stabilize these sales declines to the extent practicable with new product releases and other efforts; however, combined OES and NetWare-related product revenue declined by $12.1 million, or 7%, in fiscal 2010, compared to the prior year. The announcement and pendency of the merger and the patent sale could cause further declines. If our strategy is unsuccessful, our combined OES and NetWare-related revenue stream may decline more rapidly than any growth of other revenue streams from our other products, which could have a material adverse effect on our business, financial condition, and operating results.

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

NOVELL, INC.

RISK FACTORS (Continued)

The success of our IWM strategy is contingent upon the realization and development of the IWM market.

In December 2009, we announced our strategy to compete in the emerging market for IWM solutions. Although we have encountered interest in IWM-oriented products throughout 2010, the IWM market is still developing. It is difficult to accurately predict the scale of the IWM market, the timing of development of the IWM market, and our ability to penetrate the IWM market. Our strategy to win in the IWM market is to offer differentiated products and solutions under the marketing banner of “WorkloadIQ” to help customers manage and optimize their computing resources in a policy-driven, secure, and compliant manner across physical, virtual, and cloud environments. While we anticipate that our solutions will be differentiated and thus more attractive to customers within the IWM market, we are investing at an early stage in the market’s development. Success in the IWM market, if achieved, will require time and resources. It is uncertain whether or when the IWM market will realize its potential, as well as the extent and timing of our impact within the IWM market. Other enterprise software vendors have also entered the IWM market with solutions that directly compete with our offerings and with marketing messages that are similar to our message. Our ability to capture market share will depend on the relative timing of product offerings; capabilities, design and functionality of our products relative to products of our competitors; and strategic fit of our products within the IWM market.

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

NOVELL, INC.

RISK FACTORS (Continued)

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

The industries in which we compete are highly competitive, and customer requirements evolve rapidly. We expect competition to continue to increase both from existing competitors and from new market entrants. Our SMOP competitors include, but are not limited to, Microsoft, IBM, Oracle, HP, Symantec, BMC, VMware, CA, Citrix Systems, Inc., and Red Hat. Our primary competitors for CS include, but are not limited to, Microsoft, IBM, and Google. Many of our competitors have greater financial, technical and marketing resources than we have. We believe that competitive factors common to both of our segments include:

•	the pricing of products and services as well as pricing strategies;
•	the availability of open source or free-ware alternatives;
•	the timing and market acceptance of new products;
•	brand and product awareness;
•	the performance, reliability and security of products;
•	the ability to preserve an existing customer base;
•	the ability to compete in a consolidating industry;
•	the impact of current macroeconomic conditions;
•	the ability to establish and maintain key strategic relationships with distributors, resellers, and other partners; and
•	the ability to attract and retain highly qualified development, services, and managerial personnel.

NOVELL, INC.

RISK FACTORS (Continued)

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

NOVELL, INC.

RISK FACTORS (Continued)

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

Our ability to maintain and enhance our competitive technological position depends, in large part, on our ability to attract and retain highly qualified development, services, and managerial personnel. Furthermore, our future success depends on the services and effectiveness of a number of key officers and employees, including our CEO. Competition for personnel of the highest caliber is intense in the software industry. The loss of the technical knowledge and industry expertise of certain key individuals could seriously impede our success. Moreover, the loss of these individuals, particularly to a competitor, some of which may be in a position to offer greater compensation, and any resulting loss of customers or market confidence could reduce our market share, diminish our brand and adversely affect our business. Key personnel may also depart for a variety of reasons relating to our merger with Attachmate, including perceived uncertainty as to the effect of the merger on their employment, and this uncertainty may impact our ability to attract qualified replacement candidates. If we do not succeed in retaining and motivating our key employees, and attracting new key personnel, our business, its financial performance and our stock price may decline.

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

NOVELL, INC.

RISK FACTORS (Continued)

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

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. In determining whether an asset is impaired, we must make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other related factors. Fair values are estimated using the combination of a discounted cash flow methodology and a market analysis and weighting the results. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our operating results. For example, during fiscal 2009 we were required to record an impairment charge of $270.0 million on our goodwill. For more information on this goodwill impairment charge, see Part II, Item 8, Note K, “Goodwill and Intangible Assets” in the consolidated financial statements.

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

At October 31, 2010, we had $1.1 billion in cash, cash equivalents and short-term investments. We maintain a portfolio of cash equivalents and short-term investments in a variety of securities that may include commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk, credit risk, general market risk, and currency risk and may decline in value.

NOVELL, INC.

RISK FACTORS (Continued)

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

We are party to real estate leases worldwide for a total of approximately 692,000 square feet. At October 31, 2010, we actively utilized approximately 93% of this space, or 647,000 square feet. We own 995,000 square feet of office space. At October 31, 2010, approximately 26%, or 260,000 square feet of our owned space is currently unoccupied. Approximately 19%, or 188,000 square feet of the owned space is sublet to third parties. If we are unable to sublet unoccupied space on acceptable terms, our operating results and financial condition could be adversely affected.

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

•	announcements by either our competitors or our customers that fail to meet or be consistent with their earlier projections or the expectations of our investors or securities analysts;
•	rumors, announcements, or press articles regarding our, or our competitors’ operations, management, organization, financial condition, or financial statements;
•	changes in revenue and earnings estimates by us, our investors, or securities analysts;
•	accounting charges, including charges relating to the impairment of goodwill, intangible assets or other assets;
•	announcements of planned acquisitions or dispositions by us or by our competitors;
•	announcements of new or planned products by us, our competitors, or our customers;
•	gain or loss of a significant customer or partner;
•	the inception of, or material developments in relation to, litigation initiated by us or brought against us;
•	inquiries by the SEC, NASDAQ, law enforcement, or other regulatory bodies;
•	acts of terrorism, the threat of war, and other crises or emergency situations;
•	economic slowdowns or the perception of an oncoming economic slowdown in any of the major markets in which we operate; and
•	a delay in consummating, or a failure to consummate, the merger with Attachmate.

The stock market in general, and the market prices of stocks of technology companies in particular, have experienced extreme price volatility that has adversely affected, and may continue to adversely affect, the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

NOVELL, INC.

PROPERTIES

Item 2. Properties

In the U.S., we own approximately 898,000 (and occupy approximately 552,000) square feet of office space on 51 acres in Provo, Utah. We use that space for administrative offices and a product development center. We are consolidating our occupancy on the Provo campus and have leased approximately 167,000 square feet and are currently marketing another 178,000 square feet of space for lease. We also have other facilities for warehouse space in and around Provo for operational support. Our corporate headquarters and principal executive offices in Waltham, Massachusetts are leased. We lease offices that host sales, support and/or product development activity in Arkansas, Georgia, Illinois, Michigan, New York, and Virginia. Our two business unit segments share the use of almost all of our facilities.

Internationally, we own approximately 85,000 square feet of office space in the United Kingdom, of which we sublease a portion and in South Africa, we own approximately 18,000 square feet of office space, of which we sublease a portion. We use these office buildings for sales, support and administrative offices.

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

Item 4. (Removed and Reserved)

NOVELL, INC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Select Market under the symbol “NOVL.” The following chart sets forth the high and low sales prices of our common stock during each quarter of the last two fiscal years:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2010
High	$4.84	$6.15	$6.36	$6.53
Low	$3.84	$4.43	$5.06	$5.50
Fiscal 2009
High	$4.86	$4.54	$4.98	$4.85
Low	$3.43	$2.97	$3.70	$4.06

No dividends have been declared on our common stock. We have no current plans to pay dividends on our common stock, and currently intend to retain our earnings for use in our business. In addition, the Merger Agreement generally restricts, subject to certain limited exceptions, including, without limitation, Attachmate’s prior written consent, our ability to pay dividends on our common stock during the interim period between the execution of the Merger Agreement and the consummation of the merger (or the date on which the Merger Agreement is earlier terminated). We had 6,338 stockholders of record at November 30, 2010.

Issuances of Unregistered Common Stock

Not Applicable

Issuer Purchases of Equity Securities

The following table presents information regarding purchases of shares of our common stock pursuant to our share repurchase program during the three months ended October 31, 2010.

				Approximate dollar value of
			Total number of	shares that
			shares purchased	may yet be
(In thousands, except per share amounts)	Total number	Average price	as part of publicly	purchased
	of shares	paid per	announced plans	under the plans
Period	purchased	share	or programs	or programs
August 1, 2010 through August 31, 2010	13	$5.55	—	$33,180
September 1, 2010 through September 30, 2010	24	5.82	—	33,180
October 1, 2010 through October 31, 2010	8	5.94	—	33,180

Total	45	$5.76	—	$33,180

The total number of shares purchased was for shares surrendered to us to satisfy tax withholding obligations in connection with our equity plans.

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during fiscal 2010 or fiscal 2009. As of October 31, 2010, $33.2 million remains available to be used for repurchasing our common stock under the current Board authorization. The Merger Agreement generally restricts, subject to certain limited exceptions, including, without limitation, Attachmate’s prior written consent, our ability to repurchase our outstanding common stock during the interim period between the execution of the Merger Agreement and the consummation of the merger (or the date on which the Merger Agreement is earlier terminated).

NOVELL, INC.

PERFORMANCE GRAPH

Performance Graph

The following graph compares the total return on a cumulative basis, assuming the reinvestment of dividends, of $100 invested on October 31, 2005 in our common stock, the Standard & Poor’s 500 Composite Stock Price Index, and the Dow Jones U.S. Software Index. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Novell, Inc., the S&P 500 Index

and the Dow Jones US Software Index

*	Copyright© 2010 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2010 Dow Jones & Company. All rights reserved.

	Base	Indexed/Cumulative Returns
	Period	Fiscal Year Ended October 31,
Company/Index Name	2005	2006	2007	2008	2009	2010
Novell, Inc.	$100	78.74	99.21	61.15	53.67	77.82
S&P 500 Index	$100	116.34	133.28	85.17	93.52	108.97
Dow Jones U.S. Software	$100	114.47	141.24	91.69	116.55	136.23

NOVELL, INC.

SELECTED FINANCIAL DATA

Item 6. Selected Financial Data

The following selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data for the periods presented have been derived from our audited consolidated financial statements. The financial data below may not be indicative of our future performance due in part to uncertainties related to our merger with Attachmate and the patent sale to CPTN.

	Fiscal Year Ended October 31,
	2010 (a)	2009 (b)	2008	2007	2006
	(In thousands, except per share data)
Statements of operations
Net revenue (c)	$811,871	$862,185	$956,513	$932,499	$919,331
Gross profit (c)	638,266	675,354	721,274	674,180	638,319
Income (loss) from operations (c)	84,437	(206,492)	4,776	(55,768)	(42,194)
Income (loss) from continuing operations before taxes	102,087	(203,974)	22,878	8,415	27,180
Income tax (benefit) expense	(275,279)	10,666	35,217	34,691	22,642
Income (loss) from continuing operations	377,366	(214,640)	(12,339)	(26,276)	4,538
Income (loss) from discontinued operations, net of taxes	610	1,904	3,594	(18,184)	15,015
Income (loss) before accounting change	377,976	(212,736)	(8,745)	(44,460)	19,553
Cumulative effect of accounting change, net of tax (d)	—	—	—	—	(897)
Net income (loss)	377,976	(212,736)	(8,745)	(44,460)	18,656
Income (loss) from continuing operations, diluted	$377,366	$(214,640)	$(12,339)	$(26,276)	$4,332
Net income (loss) available to common stockholders, diluted	$377,976	$(212,736)	$(8,745)	$(44,460)	$18,220
Income (loss) from continuing operations per common share, diluted	$1.07	$(0.62)	$(0.04)	$(0.08)	$0.01
Net income (loss) per common share, diluted	$1.07	$(0.62)	$(0.02)	$(0.13)	$0.05
Balance sheet
Cash, cash equivalents and short-term investments	$1,126,690	$983,465	$1,067,847	$1,857,637	$1,466,287
Working capital	713,645	546,417	486,059	1,332,218	1,075,580
Total assets	2,225,998	1,902,908	2,269,349	2,854,394	2,449,723
Senior convertible debentures	—	—	125,668	600,000	600,000
Series B Preferred Stock	—	—	—	—	9,350
Total stockholders’ equity (e)	$1,335,548	$934,522	$1,087,528	$1,158,326	$1,104,650

(a)

In the fourth quarter of fiscal 2010, we released $277.2 million of our valuation allowance on our U.S. deferred tax assets (see Note L, “Income Taxes” in the consolidated financial statements contained in this report).

(b)

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

(d)	In May 2006, we adopted accounting rules for asset retirement obligations that required us to recognize the cumulative effect of initially applying these rules as a change in accounting principle.

(e)	We decreased beginning retained earnings at November 1, 2007 by $1.4 million as part of our implementation of new rules for accounting for uncertainty in income tax reserves.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On March 20, 2010, we announced that our Board of Directors authorized a thorough review of various alternatives to enhance stockholder value that included but was not limited to, a return of capital to stockholders through a stock repurchase or cash dividend, strategic partnerships and alliances, joint ventures, a recapitalization and a sale of the company. We believe that the uncertainty associated with these company developments (“Company Developments”) negatively impacted our operating results during the remainder of fiscal 2010.

On November 21, 2010, we entered into a Merger Agreement with Attachmate and Merger Sub. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and a wholly-owned subsidiary of Attachmate. Pursuant to the terms of the Merger Agreement, at the time the merger is effective, each issued and outstanding share of our common stock, other than treasury shares, shares held by Attachmate, Merger Sub or any other direct or indirect wholly-owned subsidiary of Attachmate or us and shares held by stockholders who perfect their appraisal rights, will be converted into the right to receive $6.10 in cash, without interest and less any applicable withholding taxes. Consummation of the merger is subject to certain conditions to closing, including, among others, (i) the approval by our stockholders; (ii) the expiration or termination of the waiting period (and any extensions thereof) applicable to the consummation of the merger under the HSR Act and the approval by the German antitrust authority, the FCO; (iii) the absence of any law, order or other action enjoining or otherwise prohibiting consummation of the merger; (iv) the absence of a material adverse effect on us; (v) the closing of the transactions contemplated by the Patent Purchase Agreement; (vi) the accuracy of the parties’ respective representations and warranties; (vii) the parties’ respective compliance with agreements and covenants contained in the Merger Agreement; and (viii) the availability to us and our subsidiaries of cash and cash equivalents equal to approximately $1.03 billion. We are working towards completing the merger as quickly as possible and currently expect to consummate the merger in the first calendar quarter of 2011.

Also on November 21, 2010, we entered into a Patent Purchase Agreement with CPTN. The Patent Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Patent Purchase Agreement, we will sell to CPTN all of our right, title and interest in 882 issued patents and patent applications for $450 million in cash. Consummation of the patent sale is subject to certain conditions to closing, including, among others, (i) the expiration or termination of the waiting period applicable to the consummation of the patent sale under the HSR Act and certain other antitrust laws; and (ii) the satisfaction or waiver of each of the conditions to the consummation of the merger (other than the closing of the patent sale), and the parties to the Merger Agreement shall be ready, willing and able to consummate the merger, immediately after the closing of the patent sale.

The pendency of these transactions may impact our operations and continuation of historical trends in future periods, including for those matters referred to in Part I, Item 1A, “Risk Factors.” Therefore, the discussion and analysis of our financial condition and results of operations below may not be indicative of future operating results or financial condition for these reasons as well as for other reasons, including the potential realization of the risks identified elsewhere in this Annual Report on Form 10-K, including in Part I, Item 1A “Risk Factors”, or other risks and uncertainties we may face. The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not take into account or give any effect to the pendency or other potential impact of our merger with Attachmate or the patent sale to CPTN.

In December 2009, we announced our business unit segment structural and management reorganization, designed to better align our business with our strategic objective of becoming an industry leader in the emerging Intelligent Workload Management market, while continuing to develop collaboration solutions. As part of this reorganization, we consolidated our reportable business unit segments from four to two. Our former Open Platform Solutions, Identity and Security Management and Systems and Resource Management business unit segments were consolidated to form the new Security, Management and Operating Platforms business unit segment (“SMOP”). Our former Workgroup business unit segment was renamed Collaboration Solutions (“CS”).

During fiscal 2010, total revenue decreased 6% compared to the prior year. Product and services revenues were lower by 4% and 16%, respectively, in fiscal 2010 compared to the prior year. The lower product revenue primarily resulted from weakness in our legacy products as well as, we believe, the uncertainty associated with Company Developments. The lower services revenue in fiscal 2010 compared to the prior year is due primarily to lower revenue from our consulting services customers, which is consistent with our lower software licenses revenue, and lower renewal rates on technical support contracts related to our legacy products. Foreign currency exchange rate fluctuations, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, favorably impacted revenue by $4.5 million, or 1%, in fiscal 2010, compared to the prior year.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

During fiscal 2010, total revenue from SMOP decreased $10.8 million, or 2%, compared to the prior year and total revenue from CS decreased $39.5 million, or 11%, compared to the prior year.

Because much of the revenue we invoice is deferred and recognized over time, we consider invoicing, or bookings, to be a key indicator of current sales performance and future revenue performance. Higher SMOP product invoicing of 2% was offset by lower CS product invoicing of 11% such that total product invoicing was lower by 3% for fiscal 2010 compared to the prior year.

Total gross profit as a percentage of revenue was 79% for fiscal 2010, compared to 78% for fiscal 2009. The increase in total gross profit as a percentage of revenue reflected the benefits of our cost reduction initiatives, including prior restructuring actions, and the benefits of realigning our services business to be more product focused, resulting in a shift to higher-margin product revenue. However, total gross profit was lower in fiscal 2010 compared to fiscal 2009, due primarily to the 6% decrease in total net revenue.

Despite lower revenue, our operating margins continue to improve, reflecting the positive impacts of recent restructuring and other cost-cutting initiatives. For fiscal 2010, we reported an operating margin of 10%, compared to negative 24% for the prior year. In fiscal 2009, we recorded goodwill and intangible asset impairment charges of $270.0 million and $9.1 million, respectively, related to our Systems and Resource Management reporting unit. The goodwill and intangible asset impairment charges were 32% of fiscal 2009 revenue. Foreign currency exchange rate fluctuations, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, unfavorably impacted income from operations by $5.6 million, or 6%, in fiscal 2010 compared to the prior year.

In the first quarter of fiscal 2010, we recorded net restructuring expenses of $2.8 million related primarily to termination benefits for certain executive employees as part of our business unit segment structural and management reorganization discussed above. We did not record any restructuring charges in the second, third or fourth quarters of fiscal 2010.

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

At the start of fiscal 2009, we made a sales program change requiring all customers to initially purchase maintenance with licenses, which is common industry practice. As a result of eliminating stand-alone software license sales, VSOE of fair value for software licenses no longer existed. Accordingly, beginning in the first quarter of fiscal 2009, the residual method as defined in current accounting standards is now used to allocate the value of multi-element arrangements to the various components, which is also common industry practice. Under the residual method, each undelivered element (typically maintenance) is allocated value based on Novell-specific objective evidence of fair value for that element and the remainder of the total arrangement fee is allocated to the delivered element, typically the software. This method results in discounts being allocated to the software license rather than spread proportionately over all elements. Therefore, when a discount exists, less revenue is recognized at the time of sale under the residual method than under the relative fair value method, which we used prior to fiscal 2009. We believe that the impact of the change to the residual method was not material to net revenue in fiscal 2009 or 2010.

If sufficient Novell-specific objective evidence of fair value does not exist for all undelivered elements and the arrangement involves rights to unspecified additional software products, all revenue is recognized ratably over the term of the arrangement. If the arrangement involves rights to unspecified additional software products, all revenue is initially deferred until the only remaining undelivered element is software maintenance or technical support, at which time the entire fee is recognized ratably over the remaining maintenance or support term.

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

Professional services contracts are either time-and-materials or fixed-price contracts. Revenue from time-and-materials contracts is recognized as the services are performed. Revenue from fixed-price contracts is recognized based on the proportional performance method, generally using estimated time to complete, to measure the completed effort. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. Professional services revenue includes reimbursable expenses charged to our clients.

Microsoft Agreements-related revenue

On November 2, 2006, we entered into the Microsoft Agreements. Each of the agreements is scheduled to expire on January 1, 2012.

Under the Business Collaboration Agreement, we are marketing a combined offering with Microsoft. The combined offering consists of a subscription for SLES support along with Microsoft Windows Server, Microsoft Virtual Server and Microsoft Hyper-V, and is offered to customers desiring to deploy Linux and Windows in a virtualized setting. Microsoft made an upfront payment to us of $240 million for SLES subscription “certificates,” which Microsoft may use, resell or otherwise distribute over the term of the agreement, allowing the certificate holder to redeem single or multi-year subscriptions for SLES support from us (entitling the certificate holder to upgrades, updates and technical support). Microsoft agreed to spend $60 million over the term of the agreement for marketing Linux and Windows virtualization scenarios and also agreed to spend $34 million over the term of the agreement for a Microsoft sales force devoted primarily to marketing the combined offering. Microsoft agreed that for three years following the initial date of the agreement it will not enter into an agreement with any other Linux distributor to encourage adoption of other company’s Linux/Windows Server virtualization through a program substantially similar to the SLES subscription “certificate” distribution program.

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

Impairment of Long-term Assets

Our long-term assets include goodwill, other intangible assets, and net property, plant and equipment. At October 31, 2010, our long-term assets included $353.4 million of goodwill, $156.0 million of net property, plant and equipment, and $28.7 million of other identifiable intangible assets.

Goodwill and indefinite-lived intangible assets

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of August 1, or more frequently if events or changes in circumstances warrant, such as a material adverse change in the business. Goodwill is considered to be impaired when the carrying value of a reporting unit exceeds its estimated fair value. Indefinite-lived intangible assets are considered impaired if their carrying value exceeds their estimated fair value. Fair values are estimated using the combination of a discounted cash flow methodology and a market analysis, and weighting the results. In assessing the recoverability of our goodwill and indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process requires subjective judgment at many points throughout the analysis. Changes in reporting units and changes to the estimates used in the analyses, including estimated future cash flows, could cause one or more of the reporting units or indefinite-lived intangibles to be valued differently in future periods. Future analysis could potentially result in a non-cash goodwill impairment charge of up to $353.4 million, the full amount of our goodwill, depending on the estimated value of the reporting units and the value of the net assets attributable to those reporting units at that time. In fiscal 2009, we recorded a goodwill impairment charge of $270.0 million. For more information about this charge see the subsection below entitled, “Impairment of Goodwill and Intangible Assets.”

Almost all of our trademarks/trade names have indefinite lives and therefore are not amortized but are reviewed for impairment at least annually. During fiscal 2009, we recorded a $9.1 million impairment charge for certain intangible assets we acquired as part of our PlateSpin and Managed Objects acquisitions. During fiscal 2008, we recorded a $7.7 million impairment charge for developed technology intangible assets that we acquired but later determined that we would not utilize as initially planned.

Net property, plant and equipment

We periodically review our net property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors that could indicate an impairment include significant underperformance of the asset as compared to historical or projected future operating results, significant changes in the actual or intended use of the asset, or significant negative industry or economic trends. When we determine that the carrying value of an asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future undiscounted cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future cash flows. In determining whether an asset is impaired, we must make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, we may be required to record impairment charges for these assets. For fiscal 2010, 2009, and 2008, we have not identified or recorded any impairment of our net property, plant and equipment.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of Deferred Tax Assets

We regularly assess our ability to realize our deferred tax assets. Assessments of the future realization of deferred tax assets require that management consider all available evidence, both positive and negative, and make significant judgments about many factors, including the amount and likelihood of future income.

As a result of this assessment, at October 31, 2010, given that we now have three years of cumulative earnings in the U.S. and are forecasting continued profitability, we determined that it was appropriate to release the valuation allowance on certain of our U.S. federal deferred tax assets (See Note L, “Income Taxes”). This release resulted in a $277.2 million increase to net income. We continue to maintain a valuation allowance on selected U.S. federal, state and international net deferred tax assets. As deferred tax assets or liabilities increase or decrease in the future, adjustments to the remaining valuation allowance will increase or decrease future income tax provisions or additional paid-in capital. If realization of the deferred tax asset is assessed not to be “more likely than not” then a valuation allowance is recorded against the deferred tax asset.

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

We evaluate our tax reserves and recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, we accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties on tax reserves continue to be classified as income tax expense in our consolidated statements of operations. During fiscal 2010 we released a net $22.0 million of tax reserves primarily as a result of the lapse of statutes of limitations.

When our restructurings include leased facilities we are required to make assumptions about future sublease income, which would offset our costs and decrease our accrual. Changes in these assumptions can impact our statements of operations.

Share-based Payments

Under the fair value recognition guidance of stock-based compensation accounting rules, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards, including units, is determined by reference to the fair market value of our common stock on the date of grant. We use the Black-Scholes model to value both service condition and performance condition option awards. For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance conditions, we recognize stock-based compensation expense based on the graded-vesting method. To value market-based awards we use the Monte Carlo simulation method. We recognize compensation cost for market-based awards on a graded-vesting basis over the derived service period calculated by the Monte Carlo simulation.

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

We issue market-based equity awards, typically to senior executives, which vest upon the achievement of certain stock price targets. If the awards are forfeited prior to the completion of the derived service period, any recognized compensation is reversed. If the awards are forfeited after the completion of the derived service period, the compensation cost is not reversed, even if the awards never vest.

Acquisitions

Fortefi

On February 10, 2009, we acquired certain assets of Fortefi Ltd., a United Kingdom-based company, and Fortefi Corporation, a Delaware corporation (collectively referred to as “Fortefi”). Fortefi is a supplier of an identity management solution that controls “super user” access rights. Fortefi was a small operation of which the revenues, net operating results, assets and liabilities were immaterial to us. The purchase price consisted of $3.0 million in cash, plus merger and transaction costs of $0.1 million. Fortefi’s products have been integrated into the Identity and Security Management component of our SMOP business unit segment.

Managed Objects

On November 13, 2008, we acquired 100% of the outstanding stock of Managed Object Solutions, Inc. (“Managed Objects”), a supplier of business service management solutions, through a merger of Managed Objects into a wholly-owned subsidiary. The purchase price consisted of $46.3 million in cash, plus merger and transaction costs of $1.1 million. Managed Objects’ products have been integrated into the Systems and Resource Management component of our SMOP business unit segment.

PlateSpin

On March 26, 2008, we acquired 100% of the outstanding stock of PlateSpin, a leader in support solutions for complete workload life cycle management and optimization for Windows, UNIX and Linux operating systems in the physical and virtual data center. The purchase price consisted of $204.1 million in cash, plus merger and transaction costs of $3.8 million. PlateSpin’s products have been integrated into the Systems and Resource Management component of our SMOP business unit segment.

SiteScape

On February 13, 2008, we acquired 100% of the outstanding stock of SiteScape, Inc. (“SiteScape”), a provider of open collaboration software, including Teaming + Conferencing products. The purchase price consisted of $18.5 million in cash, plus merger and transaction costs of $0.4 million. SiteScape’s products have been integrated into our CS business unit segment.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Divestitures

Discontinued Operations

Our discontinued operations include the divestitures of our Cambridge Technology Partners (Switzerland) SA (“CTP Switzerland”) subsidiary in fiscal 2008, our Salmon Ltd. (“Salmon”) subsidiary in fiscal 2007 and Celerant consulting (“Celerant”) in fiscal 2006. Detailed discussions of each of these divestitures follow:

CTP Switzerland

On October 31, 2007, we signed an agreement to sell our CTP Switzerland subsidiary to a management-led buyout group for $0.8 million. No further payments are due from the CTP Switzerland buyout group. As of January 31, 2008, we ceased stockholder and operational relationships with CTP Switzerland.

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

Salmon

On March 12, 2007, we sold our shares in our wholly-owned Salmon subsidiary to Okam Limited, a U.K. Limited Holding Company, for $4.9 million, plus an additional contingent payment of £2.0 million (approximately $3.1 million) all of which has been received. With respect to the contingent payment amount, gains of $1.9 million and $1.2 million were recognized as this amount was earned in fiscal 2009 and 2008, respectively.

Celerant

On May 24, 2006, we sold our shares in Celerant to a group comprised of Celerant management and Caledonia Investments plc for $77.0 million in cash. As part of the Celerant divestiture agreement, Celerant was responsible for the administration and was legally liable for its two pension plans, but we agreed to fund any shortages to the respective plans. It was our intention that we would be able to negotiate “buy outs” of the plans. The completion of the buy outs has taken much longer than anticipated due to delays related to updating the actuarial valuations, reaching agreement with the insurance company and receiving proper approvals from the pensioners and the German government. In October 2010, we were able to reach a conclusion on this matter for $0.6 million less than the original estimate. This accrual release is shown in the line item “Income from discontinued operations” in our consolidated statements of operations.

The results of discontinued operations (CTP Switzerland, Salmon and Celerant) for fiscal 2010, 2009 and 2008 are as follows:

	Fiscal Year Ended October 31,
(In thousands)	2010	2009	2008
CTP Switzerland net revenue	$—	$—	$6,566

CTP Switzerland income before taxes	$—	$—	$105

Salmon gain on sale	—	1,904	1,223
CTP Switzerland gain on sale	—	—	1,430
Celerant gain on sale	610	—	—

Gain on discontinued operations	610	1,904	2,653
Income tax benefit on discontinued operations	—	—	(836)

Income from discontinued operations	$610	$1,904	$3,594

The net cash proceeds from the sale of our discontinued operations (CTP Switzerland and Salmon) are as follows:

	Fiscal Year Ended October 31,
(In thousands)	2010	2009	2008
CTP Switzerland net cash distributions	$—	$—	$(2,667)
Salmon net cash proceeds	938	1,036	3,231

Net cash proceeds from sale of discontinued operations	$938	$1,036	$564

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

Mexico and Argentina subsidiaries

During fiscal 2008, we sold our Mexico and our Argentina subsidiaries and recorded a total loss on the sale of both subsidiaries of $3.7 million. These subsidiaries were primarily sales operations and sold products from both our business unit segments. During fiscal 2009, we reached final settlement related to working capital adjustments on the sale of our Mexico and Argentina subsidiaries. This resulted in a non-cash gain of $0.2 million related to our Mexico subsidiary and a non-cash loss of $0.1 million related to our Argentina subsidiary. These gains and losses are shown as a component of the line item “(Gain) loss on sale of subsidiaries” on our consolidated statements of operations.

The cumulative recognized loss on the sale of our subsidiaries is as follows:

(In thousands)	Mexico	Argentina	Chile	Total
Loss before income taxes recognized in fiscal 2008	$(3,065)	$(629)	$—	$(3,694)
Gain (loss) before income taxes recognized in fiscal 2009	200	(72)	(112)	16

Total loss before income taxes	$(2,865)	$(701)	$(112)	$(3,678)

The net cash distributions from the sale of our Mexico and Argentina subsidiaries are as follows (Chile had an insignificant net cash distribution):

(In thousands)	Fiscal Year Ended October 31, 2008
Mexico net cash distributed	$(13)
Argentina net cash distributed	(158)

Net cash distributions from sale of subsidiaries	$(171)

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2010 as compared to Fiscal 2009

As more fully described above in the section entitled, “Overview,” during the first quarter of fiscal 2010, we reorganized our business unit segment structure and management resulting in a change to our reportable business unit segments. In connection with this reorganization, we evaluated our internal cost structure to ensure the resulting business unit segment gross profit and operating income were reflective of our business unit segment management structure. As a result of this evaluation, we determined that the allocation and assignment of costs between maintenance and subscriptions and services within cost of revenue should be adjusted to be reflective of the new business unit segment management structure. For fiscal 2009 and 2008, in our consolidated statements of operations, $37.6 million and $36.6 million of costs, respectively, were moved from the services cost of revenue line item to the maintenance and subscriptions cost of revenue line item. This change impacted only the components of cost of revenue and had no impact on revenue, total cost of revenue or total gross profit.

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

Total net revenue was as follows:

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2010	2009
Software licenses	$105,108	$116,919	(10)%
Maintenance and subscriptions	618,542	640,745	(3)%
Services	88,221	104,521	(16)%

Total net revenue	$811,871	$862,185	(6)%

Revenue in our software licenses category decreased during fiscal 2010 compared to the prior year as software licenses revenue declined in both SMOP and CS, reflecting continued weakness in our legacy products and, we believe, the uncertainty associated with Company Developments.

Maintenance and subscriptions revenue decreased in fiscal 2010 compared to the prior year primarily from a $23.9 million, or 9%, decrease in CS, partially offset by a $1.7 million, or less than 1%, increase in SMOP. The SMOP maintenance and subscriptions revenue increase in fiscal 2010 compared to the prior year resulted primarily from Identity, Access and Compliance Management products, which increased $8.3 million, or 10%.

The lower services revenue in fiscal 2010 compared to the prior year is due primarily to lower revenue from our consulting services customers, which is consistent with our lower software licenses revenue, and lower renewal rates on technical support contracts related to our legacy products.

Foreign currency exchange rate fluctuations, as measured by using prior year foreign currency exchange rates on non-U.S. dollar denominated revenue, favorably impacted total net revenue by $4.5 million, or 1%, during fiscal 2010 compared to the prior year.

Net revenue in SMOP was as follows:

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2010	2009
Software licenses	$65,582	$67,804	(3)%
Maintenance and subscriptions	372,564	370,894	—%
Services	63,879	74,138	(14)%

Total net revenue	$502,025	$512,836	(2)%

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2010 as compared to Fiscal 2009 (Continued)

Revenue from SMOP decreased in fiscal 2010 compared to the prior year primarily as a result, we believe, of the uncertainty associated with Company Developments. SMOP product invoicing increased 2% in fiscal 2010 compared to the prior year.

Revenue associated with our Linux Platform Products decreased by $4.8 million, or 3%, compared to the prior year. Invoicing for Linux Platform Products increased 11% compared to the prior year. The higher invoicing for our Linux Platform Products resulted from significant growth in our non-Microsoft invoicing, partially offset by lower invoicing associated with the Microsoft SLES certificates, and we believe, the uncertainty associated with Company Developments. Renewals of Microsoft SLES certificates began in early fiscal 2010, and as anticipated, the renewals have been invoiced at much lower amounts than under the original agreement. (See the subsection entitled, “Microsoft Agreements–Related Revenue” in the Critical Accounting Policies section above for more details on the Microsoft SLES certificates and related agreements.)

Revenue from Identity, Access and Compliance Management products increased $10.9 million, or 10%, compared to the prior year. Invoicing from Identity, Access and Compliance Management products declined 1% compared to the prior year. The revenue increase was due in part to several significant revenue deals in the first quarter of fiscal 2010. However, we believe this positive momentum was negatively impacted in the remainder of fiscal 2010 by the uncertainty associated with Company Developments, which contributed to the decrease in invoicing compared to the prior year.

Revenue from Systems and Resource Management products decreased $4.7 million, or 3%, compared to the prior year. Invoicing from Systems and Resource Management products decreased 2% compared to the prior year. The revenue and invoicing declines for Systems and Resource Management products were primarily due to the continued weakness in our legacy products, challenges with our new products gaining traction in this market segment, and we believe, the uncertainty associated with Company Developments.

Net revenue in CS was as follows:

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2010	2009
Software licenses	$39,526	$49,115	(20)%
Maintenance and subscriptions	245,978	269,851	(9)%
Services	24,342	30,383	(20)%

Total net revenue	$309,846	$349,349	(11)%

Revenue from CS decreased in fiscal 2010 compared to the prior year primarily as a result of the mature lifecycle stage of our CS products and, we believe, of the uncertainty associated with Company Developments. This is reflected in decreases in Collaboration product revenue of $13.1 million, or 13%, combined OES and NetWare-related product revenue of $12.1 million, or 7%, and services revenue of $6.0 million, or 20%. Overall, product invoicing for CS decreased 11% in fiscal 2010 compared to the prior year.

Deferred Revenue

We had total deferred revenue of $651.0 million at October 31, 2010 compared to $688.8 million at October 31, 2009. Deferred revenue represents revenue that is expected to be recognized in future periods primarily under maintenance contracts and subscriptions that are recognized ratably over the related contract periods, typically one to three years. Deferred revenue related to our agreements with Microsoft is recognized ratably over various related service periods, which can extend up to five years. The decrease in total deferred revenue of $37.8 million compared to October 31, 2009 is primarily attributable to lower invoicing during fiscal 2010 and from the recognition of $71.2 million of deferred revenue related to our agreement with Microsoft.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2010 as compared to Fiscal 2009 (Continued)

Gross Profit

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2010	2009
Software licenses gross profit	$96,602	$107,745	(10)%
percentage of related revenue	92%	92%
Maintenance and subscriptions gross profit	$530,095	$548,132	(3)%
percentage of related revenue	86%	86%
Services gross profit	$11,569	$19,477	(41)%
percentage of related revenue	13%	19%
Total gross profit	$638,266	$675,354	(5)%
percentage of revenue	79%	78%

Software licenses, maintenance and subscriptions, and services gross profit all decreased in fiscal 2010 compared to the prior year primarily due to the 6% decrease in total net revenue. Services gross margins decreased as a percentage of sales as we entered into several low margin service engagements that drove product sales during fiscal 2010 and from expenses not declining as fast as revenue as we have elected to retain certain expertise and capabilities within our consulting and training services business. Our services offerings are focused on supporting product sales, not generating stand-alone revenue or profits, in line with our strategic initiatives.

Foreign currency exchange rate fluctuations, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, positively impacted gross profit by $2.4 million in fiscal 2010 compared to the prior year.

Gross profit by business unit segment was as follows:

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2010	2009
SMOP	$384,029	$393,461	(2)%
percentage of related revenue	76%	77%
CS	$262,185	$294,526	(11)%
percentage of related revenue	85%	84%
Common unallocated operating costs(1)	$(7,948)	$(12,633)	37%
Total gross profit	$638,266	$675,354	(5)%
percentage of revenue	79%	78%

(1)

Common unallocated operating costs include items such as stock-based compensation, acquisition-related intangible asset amortization, restructuring, certain litigation related activity and other unusual items that are not considered part of our ongoing ordinary business.

Gross profit was lower in both SMOP and CS for fiscal 2010 compared to the prior year primarily due to lower revenue. However, gross profit as a percentage of revenue was essentially flat for both business unit segments for fiscal 2010 compared to the respective prior year periods, reflecting the positive impacts of our prior cost reduction initiatives, including our prior restructuring actions.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2010 as compared to Fiscal 2009 (Continued)

Operating Expenses

	Fiscal Year Ended October 31,		Change
(Dollars in thousands)	2010	2009
Sales and marketing	$282,402	$295,998	(5)%
as a percent of net revenue	35%	34%
Product development	$160,188	$181,383	(12)%
as a percent of net revenue	20%	21%
General and administrative	$108,465	$102,345	6%
as a percent of net revenue	13%	12%
Restructuring expenses	$2,774	$25,200	(89)%
as a percent of net revenue	—%	3%
Impairment of goodwill	$—	$270,044	—%
as a percent of net revenue	—%	31%
Impairment of intangible assets	$—	$9,091	—%
as a percent of net revenue	—%	1%
Gain on sale of subsidiaries	$—	$(16)	—%
as a percent of net revenue	—%	—%
Gain on sale of property, plant and equipment, net	$—	$(2,199)	—%
as a percent of net revenue	—%	—%
Total operating expenses	$553,829	$881,846	(37)%
as a percent of net revenue	68%	102%

Sales and marketing

Sales and marketing expenses decreased in fiscal 2010 compared to the prior year primarily from $7.2 million of reduced sales compensation expense due in part to a $4.6 million change in accounting estimate related to fiscal 2009 sales compensation expense that reduced expenses in the first quarter of fiscal 2010, and to our lower revenues in fiscal 2010. Sales and marketing expenses also decreased in fiscal 2010 compared to the prior year due to lower intangible asset amortization resulting primarily from the impairment in fiscal 2009 of PlateSpin’s and Managed Objects’ customer relationship intangible assets (See the subsection below entitled, “Review of long-lived assets”). Also benefiting sales and marketing expenses in fiscal 2010 compared to the prior year were the positive impacts of our prior cost reduction initiatives, including our prior restructuring actions. These decreases were partially offset by unfavorable foreign currency exchange rate fluctuations of $4.5 million and higher stock-based compensation expenses of $1.0 million due primarily to fewer equity grants in fiscal 2009.

Product development

Product development expenses in fiscal 2010 decreased compared to the prior year primarily from the positive impacts of cost reduction initiatives, including our prior restructuring actions, lower outside services expenses and less discretionary spending. In addition, product development expenses were also impacted by lower stock-based compensation expense of $1.1 million primarily from decreased headcount. These expense reductions were partially offset by unfavorable foreign currency exchange rate fluctuations of $1.8 million. Product development headcount decreased by 63 employees, or 5%, at the end of fiscal 2010 compared to the prior year.

General and administrative

General and administrative expenses increased in fiscal 2010 compared to the prior year primarily from $9.2 million of expenses related to Company Developments, $2.9 million of higher stock-based compensation expense due primarily to the vesting of certain market-based awards in the second quarter of fiscal 2010, and unfavorable foreign currency exchange rate fluctuations of $1.7 million. These increases were partially offset by the positive impacts of our cost reduction initiatives, including our prior restructuring actions. General and administrative headcount was lower by 24 employees, or 6%, at the end of fiscal 2010 compared to the prior year.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2010 as compared to Fiscal 2009 (Continued)

Restructuring expenses

In the first quarter of fiscal 2010, we recorded net restructuring expenses of $2.8 million. This was comprised of $2.9 million primarily for termination benefits for certain executive employees as part of our business unit segment structural and management reorganization, partially offset by $0.1 million in reductions to accruals for changes in estimates related to prior period restructuring activities. No other restructuring actions were undertaken throughout the remainder of fiscal 2010.

Impairment of goodwill and intangible assets

As more fully described above in the section entitled, “Overview,” during the first quarter of fiscal 2010, our former Open Platform Solutions, Identity and Security Management, and Systems and Resource Management business unit segments were consolidated to form SMOP. The three components of SMOP will continue to be considered reporting units for goodwill impairment testing purposes. Our former Workgroup business unit segment was renamed CS, and continues to be a reporting unit. As there were no changes to the reporting units, no interim goodwill impairment tests were required.

Annual goodwill impairment test

Annually on August 1, we perform our goodwill impairment test. The first step (“step one”) in evaluating impairment is to determine if the estimated fair value of a reporting unit is less than its carrying value. If step one indicates that the fair value is less than the carrying value of the reporting unit, then impairment potentially exists, and the second step (“step two”) is performed to measure the amount of impairment, if any. To estimate the fair value of each of our reporting units for step one, management made estimates and judgments about future cash flows based on assumptions that are consistent with both short-term plans and long-range forecasts used to manage the business. We also considered factors such as our market capitalization and current economic events in assessing the fair value of the reporting units. This process requires subjective judgment at many points throughout the analysis. Changes to the estimates used in the analysis, including estimated future cash flows, could cause one or more of the reporting units or indefinite-lived intangibles to be valued differently in future periods.

Based on the results of our analysis, we determined that no goodwill impairment existed at August 1, 2010, 2009 or 2008. For our fiscal 2010 test, the excess of the fair value over the carrying value of our reporting units was as follows: 428% for Open Platform Solutions, 268% for Systems and Resource Management, 244% for Identity and Security Management, and 279% for CS. The calculation of fair value was determined on a consistent basis with prior years.

Events subsequent to annual goodwill impairment test as of August 1, 2009

In the week leading up to the September 22, 2009 Board of Directors annual budget meeting, management updated its long-range forecast concurrent with the completion of the fiscal 2010 budgeting process. Management reduced its long-range revenue growth assumptions late in the annual planning process due to company trends, a revised market outlook and continued economic uncertainty.

Management’s revised long-range forecast lowered the projected revenue and operating income utilized in the August 1, 2009 discounted cash flow model valuation. We considered this lowered financial outlook to be an impairment trigger event for both goodwill and long-lived assets, requiring us to re-perform the step one test for potential impairment, which we did as of September 30, 2009, our closest balance sheet date. Also, because long-term revenue projections were lowered in all four of our reporting units, each reporting unit had to be reviewed for potential impairment.

As discussed under “Goodwill impairment test as of September 30, 2009” below, the lower long-term projections resulted in the failure of the step one test for our Systems and Resource Management reporting unit because the estimated fair value of this reporting unit was lower than its carrying value. All other reporting units passed the step one test. Because the Systems and Resource Management reporting unit failed the step one test, we were required to perform the step two test, which utilizes a notional purchase price allocation using the estimated fair value from step one as the purchase price to determine the implied value of the reporting unit’s goodwill. The completion of the step two test resulted in the determination that $270.0 million of the Systems and Resource Management reporting unit’s goodwill was impaired. The $270.0 million impairment charge is shown in the line item “Impairment of goodwill” in our consolidated statements of operations.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2010 as compared to Fiscal 2009 (Continued)

Goodwill impairment test as of September 30, 2009

In performing step one of the goodwill impairment test, it was necessary to determine the fair value of each of the four reporting unit segments. The fair values of all reporting units, except for CS, were estimated using a weighted average of a discounted cash flow methodology (“DCF”) and a market analysis. The market analysis included looking at the valuations of comparable public companies, as well as recent acquisitions of comparable companies. For CS only, the DCF was utilized as it was felt that there was no comparable market information, due to the uniqueness of CS which is forecasted to have a long-term declining revenue stream, yet have high operating margins. With respect to the other three reporting units, a 10% weighting was given to the market analysis. As a result, a weighting of 90% was given to the DCF.

Two key inputs to the DCF analysis were our future cash flow projection and the discount rate. We used a ten-year future cash flow projection, based on management’s long-range forecast, discounted to present value, and an estimate of terminal values, which was also discounted to present value. Terminal values represent the present value an investor would pay today for the rights to cash flows of the reporting unit for the years subsequent to the ten-year cash flow projection period. As noted above, the long-range forecast that was utilized for the impairment test after the September 22, 2009 Board meeting was lower than what was utilized in both the August 1, 2009 valuation and the fiscal 2008 valuation. The lower forecast was the primary reason for the lower fair values that resulted in the need to perform a step two impairment valuation for the Systems and Resource Management reporting unit. A driver of the lower forecast for the Systems and Resource Management reporting unit was the underperformance of our ZENworks products as well as our recent acquisitions.

The other major input into the DCF analysis was the discount rate, which was determined by estimating each reporting unit’s weighted average cost of capital, reflecting the nature of the respective reporting unit and the perceived risk of the underlying cash flows. We used the following discount rates in our DCF methodology for each of our reporting units: 16.0% for Open Platform Solutions, 15.6% for Identity and Security Management, 14.6% for Systems and Resource Management and 13.0% for CS. If we had increased our discount rates by 1%, it would not have impacted the ultimate results of our step one test. The excess of the fair value over the carrying value of our reporting units was as follows: 68% for Open Platform Solutions, 139% for Identity and Security Management, and 379% for CS.

The step two test involves allocating the fair value of the Systems and Resource Management reporting unit to all of its assets and liabilities on a fair value basis, with the excess amount representing the implied value of goodwill. As part of this process the fair value of the Systems and Resource Management reporting unit’s identifiable intangible assets, including in-process research and development, developed technology, customer relationships and trademarks/trade names were determined. The fair values of these assets were determined primarily through the use of the DCF method. The fair values of Systems and Resource Management’s property, plant and equipment were determined primarily through the use of third party broker quotes. The fair value of Systems and Resource Management’s deferred revenue was based upon the estimate of the amount that would be required to pay a third party to assume the obligation. After determining the fair value of all Systems and Resource Management reporting unit assets and liabilities, it was determined that the implied value of goodwill was $56.0 million. The September 30, 2009 carrying value of the Systems and Resource Management reporting unit’s goodwill was $326.0 million, which, when compared to the implied goodwill value of $56.0 million resulted in the impairment charge of $270.0 million.

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

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2010 as compared to Fiscal 2009 (Continued)

Review of long-lived assets as of September 30, 2009

As noted above, we concurrently performed an assessment of long-lived assets for impairment at September 30, 2009. These assets, which include tangible and intangible assets, need to be tested for impairment before the step two goodwill impairment analysis can be completed because any change in these assets would impact the carrying value of the Systems and Resource Management reporting unit.

To test the recoverability of our long-lived assets and liabilities, which for us is primarily long-lived assets, they were grouped with other assets at the lowest level for which identifiable cash flows were largely independent of the cash flows of other assets. With the exception of our Systems and Resource Management reporting unit, we determined that our asset groups were our reporting units, as that was the lowest level at which cash flows could be separated from other assets. For the Systems and Resource Management reporting unit, separate identifiable cash flows were available for PlateSpin and Managed Objects products, with all other cash flows belonging to our remaining Systems and Resource Management business (primarily ZENworks). Therefore, the Systems and Resource Management reporting unit had three asset groups.

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

During fiscal 2010, there were no impairments of any intangible assets.

Gain on sale of subsidiaries

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

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2010 as compared to Fiscal 2009 (Continued)

Foreign currency exchange rate fluctuations

Foreign currency exchange rate fluctuations during fiscal 2010 compared to the prior year, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, favorably impacted revenue by $4.5 million, unfavorably impacted operating expenses by $10.1 million and unfavorably impacted income from continuing operations by $5.6 million. Since a large portion of our recognized revenue is deferred revenue that was recorded at different foreign currency exchange rates, the impact to revenue of changes in foreign currency exchange rates is recognized over time, whereas the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred.

Other Income (Expense), Net

	Fiscal Year Ended October 31,
(Dollars in thousands)	2010	2009	Change
Investment income	$13,088	$22,420	(42)%
as a percent of net revenue	2%	3%
Gain on sale of previously impaired investments, net	$7,413	$300	2,371%
as a percent of net revenue	1%	—%
Impairment of investments	$—	$(5,466)	—%
as a percent of net revenue	—%	(1)%
Interest expense and other, net	$(2,851)	$(14,736)	81%
as a percent of net revenue	—%	(2)%
Total other income, net	$17,650	$2,518	601%
as a percent of net revenue	2%	—%

Investment income includes income from short-term and long-term investments. Investment income for fiscal 2010 decreased compared to the prior year due primarily to lower interest rates.

During fiscal 2010, we sold our remaining auction-rate securities (“ARSs”) with a book value of $5.6 million for $12.2 million, resulting in a gain of $6.6 million. During fiscal 2010, we also recognized a gain of $0.8 million related to the sales of direct investments that were previously fully impaired. During fiscal 2009, we recorded other-than-temporary impairment charges of $5.5 million related to our ARSs.

Interest expense and other, net for fiscal 2010 decreased compared to the prior year due primarily to the repurchase in fiscal 2009 of our 0.5% senior convertible debentures due 2024 (“Debentures”), which resulted in lower interest expense. In fiscal 2010, interest expense and other, net was comprised primarily of losses associated with our equity investment in Open Invention Network, LLC (“OIN”).

Income Tax (Benefit) Expense on Income From Continuing Operations

	Fiscal Year Ended October 31,
(Dollars in thousands)	2010	2009	Change
Income tax (benefit) expense	$(275,279)	$10,666	2,680%
Effective tax rate	(270)%	(5)%

The effective tax rate on continuing operations for fiscal 2010 was (270)% compared to (5)% for fiscal 2009. This was primarily due to the $277.2 million release in valuation allowance on certain of our U.S. net deferred tax assets and the $22.0 million reduction in reserve for uncertain tax positions resulting from expiration of the statute of limitations on a previously uncertain tax position.

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

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2010 as compared to Fiscal 2009 (Continued)

Net Income (Loss) Components

	Fiscal Year Ended October 31,
(In thousands)	2010	2009
Income (loss) from continuing operations	$377,366	$(214,640)
Income from discontinued operations, net of tax	610	1,904

Net income (loss)	$377,976	$(212,736)

Discontinued operations for fiscal 2010 and 2009 relates to gains from the May 2006 sale of Celerant and the March 2007 sale of Salmon, respectively, as discussed in the “Divestitures” section, above.

Results of Operations – Fiscal 2009 as compared to Fiscal 2008

Revenue

	Fiscal Year Ended October 31,
(Dollars in thousands)	2009	2008	Change
Software licenses	$116,919	$188,983	(38)%
Maintenance and subscriptions	640,745	616,493	4%
Services	104,521	151,037	(31)%

Total net revenue	$862,185	$956,513	(10)%

Our overall revenue decline of 10% in fiscal 2009 compared to fiscal 2008, reflected the impact of the economic climate in effect during fiscal 2009.

Revenue in our software licenses category decreased during fiscal 2009 compared to the prior year as software licenses revenue declined in both SMOP and CS. The lower software licenses revenue reflected the impact of the economic climate, which affected our industry more severely in fiscal 2009 than in fiscal 2008.

Revenue from maintenance and subscriptions increased in fiscal 2009 compared to the prior year primarily due to increased revenue from SMOP, including our Linux Platform Products, which increased $25.8 million, or 21%. Maintenance and subscriptions revenue from CS decreased $11.0 million, or 4%, in fiscal 2009 compared to the prior year. In general, despite challenges posed by the economic climate, maintenance and subscriptions revenue continued at relatively steady rates due primarily to consistent renewal rates with respect to existing software deployments. Revenue from maintenance and subscriptions also benefited from our acquisitions. Incremental maintenance and subscriptions revenue in the first year after acquiring PlateSpin and from Managed Objects accounted for $7.3 million of new revenue.

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

Net revenue in SMOP was as follows:

	Fiscal Year Ended October 31,
(Dollars in thousands)	2009	2008	Change
Software licenses	$67,804	$104,913	(35)%
Maintenance and subscriptions	370,894	335,624	11%
Services	74,138	101,531	(27)%

Total net revenue	$512,836	$542,068	(5)%

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2009 as compared to Fiscal 2008 (Continued)

Revenue from SMOP decreased in fiscal 2009 compared to the prior year primarily due to lower software license revenue, reflecting the impact of the economic climate, longer sales cycles and shortened contract duration, and lower services revenue reflecting lower discretionary spending available to our customers. This was partially offset by higher maintenance and subscriptions revenue. Product invoicing decreased 12% in fiscal 2009 compared to the prior year.

Revenue associated with our Linux Platform Products increased by $25.8 million, or 21%. Invoicing for Linux Platform Products in fiscal 2009 decreased 18% compared to the prior year. The invoicing change in fiscal 2009 compared to the prior year is primarily the result of a decrease in the number of significant revenue deals that closed in fiscal 2009 compared to fiscal 2008, and lower levels of SLES certificates distributed by Microsoft. Essentially all of the remaining balance of the original $240 million agreement with Microsoft has been invoiced. In fiscal 2009, the SLES certificates distributed by Microsoft accounted for 32% of Linux Platform Products invoicing.

Revenue from our Identity, Access and Compliance Management products decreased $12.0 million, or 10%, from the prior year. Invoicing from Identity, Access and Compliance Management products declined 7% in fiscal 2009 compared to the prior year. The decreases in product revenue and invoicing were primarily due to the economic climate, longer sales cycles and shortened contract duration.

Revenue from our Systems and Resource Management products decreased $9.4 million, or 6%, from the prior year. Invoicing for Systems and Resource Management products decreased 10% in fiscal 2009 compared to the prior year. The decreases were primarily due to lower software licenses revenue from our ZENworks products, the impact of the economic climate and integration challenges with respect to the PlateSpin and Managed Objects acquisitions. These revenue declines were also impacted by longer sales cycles and shortened contract duration and were partially offset by additional revenue in the first year after acquiring PlateSpin and from Managed Objects which resulted in incremental revenue of $13.6 million. In the second half of fiscal 2009, PlateSpin revenue was $2.9 million lower compared to the prior year period.

Net revenue in CS was as follows:

	Fiscal Year Ended October 31,
(Dollars in thousands)	2009	2008	Change
Software licenses	$49,115	$84,070	(42)%
Maintenance and subscriptions	269,851	280,869	(4)%
Services	30,383	49,506	(39)%

Total net revenue	$349,349	$414,445	(16)%

Revenue from CS decreased in fiscal 2009 compared to the prior year primarily from lower combined OES and NetWare-related product revenue of $28.1 million, lower services revenue of $19.1 million and lower Collaboration product revenue of $13.8 million. Invoicing for the combined OES and NetWare-related products decreased 18% in fiscal 2009 compared to the prior year. Product invoicing for CS decreased 18% in fiscal 2009 compared to the prior year. These declines were attributable to the economic climate and the life cycle stage of our CS products, and further reflect longer sales cycles and decreased contract duration.

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

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2009 as compared to Fiscal 2008 (Continued)

Gross Profit

	Fiscal Year Ended October 31,
(Dollars in thousands)	2009	2008	Change
Software licenses	$107,745	$173,748	(38)%
percentage of related revenue	92%	92%
Maintenance and subscriptions	$548,132	$528,816	4%
percentage of related revenue	86%	86%
Services	$19,477	$18,710	4%
percentage of related revenue	19%	12%
Total gross profit	$675,354	$721,274	(6)%
percentage of revenue	78%	75%

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

Total gross profit was lower for fiscal 2009 compared to the prior year primarily due to the 10% decrease in total net revenue. Foreign currency exchange rate fluctuations, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, unfavorably impacted gross profit by $9.8 million, or 1%, in fiscal 2010 compared to the prior year period.

Gross profit by business unit segment was as follows:

	Fiscal Year Ended October 31,
(Dollars in thousands)	2009	2008	Change
SMOP	$393,461	$387,886	1%
percentage of related revenue	77%	72%
CS	$294,526	$346,226	(15)%
percentage of related revenue	84%	84%
Common unallocated operating costs(1)	$(12,633)	$(12,838)	2%
Total gross profit	$675,354	$721,274	(6)%
percentage of revenue	78%	75%

(1)

Common unallocated operating costs include items such as stock-based compensation, acquisition-related intangible asset amortization, restructuring, certain litigation related activity and other unusual items that are not considered part of our ongoing ordinary business.

Gross profit in SMOP increased in fiscal 2009 as compared to the prior year both as a percentage of revenue and in total primarily from a more favorable mix of higher-margin product revenue and cost containment efforts. Gross profit in CS remained flat as a percentage of revenue, but decreased in total due to lower revenues.

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

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2009 as compared to Fiscal 2008 (Continued)

Restructuring expenses

During fiscal 2009, we recorded net restructuring expenses of $25.2 million. This was comprised of $10.2 million in restructuring expenses under our restructuring plan that we implemented in the second half of fiscal 2009 in response to economic conditions, $13.9 million for restructuring actions incurred for the completion of the restructuring plan that we began during the fourth quarter of fiscal 2006 and completed during the second quarter of fiscal 2009, and $1.1 million in additions to accruals for changes in estimates related to prior period restructuring activities. As part of both restructuring actions, during fiscal 2009, we reduced our headcount by 341 employees. At October 31, 2009, our total headcount was approximately 3,600.

Impairment of goodwill and intangible assets

See the section “Impairment of Goodwill and Intangible Assets” above for detail on the impairment of $279.1 million of goodwill and intangible assets during fiscal 2009.

In the third quarter of fiscal 2008, we acquired $12.0 million of developed technology, which was integrated into our Identity and Security Management reporting unit. During the fourth quarter of fiscal 2008, we completed our detailed internal reviews of the technology and determined that we would not utilize all of the acquired developed technology as initially planned. These reviews determined that only a portion of the acquired developed technology would be utilized in our products. We used discounted cash flow models to estimate the fair value of this acquired developed technology based upon the updated plans, and determined that $7.7 million had become impaired. This intangible asset was written down and the related charge was recorded as a component of operating expenses in the consolidated statements of operations during fiscal 2008. The entire $7.7 million impairment charge related to the Identity and Security Management reporting unit. As part of this review, it was determined that the estimated useful life of the remaining asset would be four years.

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

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Fiscal 2009 as compared to Fiscal 2008 (Continued)

Other Income (Expense), Net

	Fiscal Year Ended October 31,
(Dollars in thousands)	2009	2008	Change
Investment income	$22,420	$69,671	(68)%
as a percent of net revenue	3%	7%
Gain on sale of previously impaired investments, net	$300	$1,969	(85)%
as a percent of net revenue	—%	—%
Impairment of investments	$(5,466)	$(30,024)	82%
as a percent of net revenue	(1)%	(3)%
Interest expense and other, net	$(14,736)	$(23,514)	37%
as a percent of net revenue	(2)%	(2)%
Total other income, net	$2,518	$18,102	(86)%
as a percent of net revenue	—%	2%

Investment income includes income from short-term and long-term investments. Investment income for fiscal 2009 decreased compared to fiscal 2008 due primarily to lower interest rates and to a decrease in cash, cash equivalents and short-term investments resulting primarily from cash expended for repurchasing the remainder of our Debentures, and acquisitions.

During fiscal 2009 and 2008, we recognized gains of $0.3 million and $2.0 million, respectively, related to the sales of direct investments that were previously fully impaired.

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

In fiscal 2008 we had significant book to tax basis differences that increased fiscal 2008 taxable income primarily as a result of a large one-time cash payment to us in fiscal 2007 that we deferred for tax purposes to fiscal 2008. Because of these book-to-tax differences, we recorded significantly higher tax expense in the U.S. in fiscal 2008 when compared to fiscal 2009, resulting in the higher overall effective tax rate in fiscal 2008 compared to fiscal 2009. Included in the fiscal 2008 effective tax rate are $3.3 million in adjustments related to settlements of prior period audits and tax filings.

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

Discontinued operations for fiscal 2009 and 2008 relates to gains from the March 2007 sale of Salmon and the October 2007 sale of CTP Switzerland, respectively, as discussed in the “Divestitures” section, above.

Restructuring Expenses

Fiscal 2010

In the first quarter of fiscal 2010, we recorded net restructuring expenses of $2.8 million. This was comprised of $2.9 million primarily for termination benefits for five employees as part of our business unit segment structural and management reorganization, partially offset by $0.1 million in reductions to accruals for changes in estimates related to prior period restructuring activities. No other restructuring actions were undertaken throughout the remainder of fiscal 2010. The following table summarizes the activity related to this restructuring action:

(In thousands)	Severance and Benefits
Original reserve	$2,876
Cash payments	(2,158)

Balance at October 31, 2010	$718

The remaining unpaid balance as of October 31, 2010 is for severance and benefits, which we expect to pay over the first half of fiscal 2011.

Fiscal 2009

During fiscal 2009, we recorded net restructuring expenses of $25.2 million. This was comprised of $10.2 million in restructuring expenses under our restructuring plan that we implemented in the second half of fiscal 2009 in response to economic conditions, $13.9 million for restructuring actions incurred for the completion of the restructuring plan that we began during the fourth quarter of fiscal 2006 and completed during the second quarter of fiscal 2009, and $1.1 million in additions to accruals for changes in estimates related to prior period restructuring activities. As part of both restructuring actions, during fiscal 2009, we reduced our headcount by 341 employees. The following table summarizes the activity related to these restructuring actions:

(In thousands)	Severance and Benefits	Excess Facilities	Other Restructuring Related Costs	Total
Original reserve	$18,753	$4,934	$419	$24,106
Cash payments	(12,147)	(1,484)	(419)	(14,050)

Balance at October 31, 2009	6,606	3,450	—	10,056
Cash payments	(6,447)	(1,288)	—	(7,735)
Non-cash adjustments	(133)	(262)	—	(395)

Balance at October 31, 2010	$26	$1,900	$—	$1,926

The remaining unpaid balance as of October 31, 2010 is primarily for lease costs for redundant facilities, which we expect to pay over the respective remaining contract terms, the longest of which extends to 2018.

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

(In thousands)	Severance and Benefits	Excess Facilities	Other Restructuring Related Costs	Total
Original reserve	$25,583	$3,492	$1,949	$31,024
Cash payments	(10,893)	(2,213)	(1,576)	(14,682)
Non-cash adjustments	37	(41)	(144)	(148)

Balance at October 31, 2008	14,727	1,238	229	16,194
Cash payments	(15,006)	(734)	(217)	(15,957)
Non-cash adjustments	901	331	(12)	1,220

Balance at October 31, 2009	622	835	—	1,457
Cash payments	(194)	(663)	—	(857)
Non-cash adjustments	335	233	—	568

Balance at October 31, 2010	$763	$405	$—	$1,168

The remaining unpaid balance as of October 31, 2010 is primarily for lease costs for redundant facilities, which we expect to pay over the respective remaining contract terms, the longest of which extends to 2013, and for severance, which is currently being contested in court and currently represents our best estimate of the amount that we may have to pay. While the outcome cannot be predicted with certainty, we do not believe that the outcome will have a material adverse effect, individually, or in the aggregate, on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

(Dollars in thousands)	October 31, 2010	October 31, 2009	Percentage Change
Cash, cash equivalents, and short-term investments	$1,126,690	$983,465	15%
Percentage of total assets	51%	52%

An overview of the significant cash flow activities are explained below:

(in thousands)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net cash provided by operating activities	$75,547	$68,770	$55,870
Change in restricted cash	53,033	(332)	(52,701)
Purchases of property, plant and equipment	(17,648)	(22,087)	(37,716)
Issuance of common stock	8,940	3,566	13,297
Proceeds from sales of and distributions from long-term investments	8,847	4,209	24,757
Net cash paid for acquisitions	—	(48,472)	(219,553)
Purchase of intangible assets	—	—	(12,000)
Common stock repurchases/retirements	—	—	(66,820)
(Repayment) issuance of debt	—	(4,658)	4,795
Debenture repurchases	—	(125,537)	(456,500)

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the merger, and subject to certain limited exceptions, including, without limitation, Attachmate’s prior written consent, it restricts us from taking certain specified actions until the merger is complete or the agreement is terminated, including, without limitation, not exceeding a certain amount in capital expenditures, not making certain acquisitions, not entering into certain types of contracts and other matters. In addition, one of the conditions to close the merger is that we and our subsidiaries will have available cash and cash equivalents equal to approximately $1.03 billion. However, there can be no assurances that we and our subsidiaries will have available cash and cash equivalents equal to this amount.

As of October 31, 2010, we had cash, cash equivalents, and short-term investments of $482.7 million held in accounts outside the United States, which may be subject to taxation if repatriated. Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. As of October 31, 2010, our short-term investment portfolio includes gross unrealized gains of $8.8 million and less than $0.1 million of gross unrealized losses.

During fiscal 2010 and 2008, the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings decreased due to changes in foreign currency exchange rates by a net $3.2 million and $22.2 million, respectively. During fiscal 2009, the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings increased due to changes in foreign currency exchange rates by a net $14.8 million. The decrease in fiscal 2010 resulted from the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro. As foreign currency exchange rates continue to fluctuate, especially the Euro, we may see further changes in the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings.

In relation to the appeal we filed in the Amer Jneid legal matter, we were required by the court to post a $51.5 million bond during fiscal 2008 (See Note S, “Legal Proceedings”). The amount of the bond was determined by statutory regulations and had no connection to the amount we may ultimately pay in this matter. The bond was held in an interest-bearing account in our name, but was restricted and classified as such on our consolidated balance sheet as of October 31, 2009. During fiscal 2010, the bond amount plus interest, which totaled $53.0 million, was returned to us.

Purchases of property, plant and equipment continue to decline, reflecting our efforts to conserve cash and to be more restrictive on capital project approvals.

During fiscal 2010, we sold our remaining ARSs for proceeds of $12.2 million, which was comprised of $8.0 million of ARSs classified as long-term investments and $4.2 million of ARSs classified as short-term investments. During fiscal 2010, we also recognized a gain of $0.8 million related to the sales of direct investments that were previously fully impaired. These gains are shown as a component of the line item “Gain on sale of previously impaired investments, net” in our consolidated statements of operations.

According to the terms of the OIN agreement under which we have a $20.0 million or 17% interest in OIN, we could be required to make future cash contributions that we plan to fund with cash from operating activities and cash on hand. OIN is a privately-held company that has and is expected to continue to acquire patents to promote Linux and open source by offering its patents on a royalty-free basis to any company, institution or individual that agrees not to assert its patents against the Linux operating system or certain Linux-related applications.

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during fiscal 2010 or 2009. As of October 31, 2010, $33.2 million remains available to be used for repurchasing common stock under the current Board authorization. The Merger Agreement generally restricts, subject to certain limited exceptions, including, without limitation, Attachmate’s prior written consent, our ability to repurchase our outstanding common stock during the interim period between the execution of the Merger Agreement and the consummation of the merger (or the date on which the Merger Agreement is earlier terminated).

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Our contractual obligations as of October 31, 2010 are as follows:

	Payments Due by Period
(in millions)	Total	Less Than 1 Year (2011)	1-3 Years (2012-2013)	3-5 Years (2014-2015)	More Than 5 Years (2015+)

Purchase obligations (a) (b)	$92.6	$27.0	$49.6	$16.0	$—
Operating lease obligations	42.5	13.0	17.3	8.1	4.1
Uncertain tax reserves (c)	20.9	3.8	6.0	1.8	9.3
Letters of credit	2.8	1.4	0.6	0.4	0.4

Total	$158.8	$45.2	$73.5	$26.3	$13.8

(a)	Purchase obligations represent future contracted payments entered into as a part of the normal course of business that are not recorded as liabilities at October 31, 2010.

(b)	Included in this amount is the remaining four years of the five-year contract to outsource the majority of our internal IT systems and operations to ACS.

(c)	The timing of the payouts is estimated and subject to change.

Our principal sources of liquidity continue to be from operating activities, cash on hand, and short-term investments. Our liquidity needs for the next twelve months and beyond are principally for the financing of fixed assets, any repurchases of common stock under our share repurchase plan, payments under prior restructuring plans, product development investments, and maintaining flexibility in a dynamic and competitive operating environment.

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

Off-Balance Sheet Arrangements

At October 31, 2010, we had no off-balance sheet arrangements as defined by applicable SEC rules.

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

NOVELL, INC.

PART II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates, and market prices of equity securities. To mitigate some of these risks, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes, and no significant derivative financial instruments were outstanding at October 31, 2010.

Credit Risk

The fair market values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio for risk mitigation, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

Interest Rate Risk

The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our strategy is to invest in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $3.9 million decrease (less than 0.9%), and $3.5 million decrease (less than 1%) in the fair value of our available-for-sale securities at October 31, 2010 and 2009, respectively.

Market Risk

We hold available-for-sale equity securities in our short-term investment portfolio related to our deferred compensation plan. As of October 31, 2010, the gross unrealized gain before tax effect on the short-term public equity securities totaled $0.1 million. A reduction in prices of 10% of these short-term equity securities would result in an approximately $0.8 million decrease (less than 0.1%) in the fair value of our short-term investments. As of October 31, 2009, the gross unrealized loss before tax effect on the short-term public equity securities totaled $1.0 million. A reduction in prices of 10% of these short-term equity securities would have resulted in an approximately $0.7 million decrease (less than 0.2%) in the fair value of our short-term investments.

We have in the past experienced market risk and liquidity issues related to our investment funds and we continue to closely monitor current economic and market events to minimize our market risk on our investment portfolio. Barring unforeseen circumstances, we anticipate being able to fund our liquidity needs for the next twelve months with existing cash, cash equivalents, and short-term investments together with cash generated from operating activities and investment income.

Foreign Currency Risk

We use derivatives to hedge those net assets and liabilities that, when re-measured or settled according to accounting principles generally accepted in the United States, impact our consolidated statements of operations. Through our hedging program, we utilize currency forward contracts for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Gains and losses on currency forward contracts should generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. Gains and losses on currency forward contracts used in our hedging program are recognized in other income (expense) in our consolidated statements of operations in the same period that the gains and losses on the re-measurement of the related foreign currency denominated assets and liabilities occur. Gains and losses related to foreign exchange contracts are included in cash flows from operating activities in our consolidated statements of cash flows. Our hedging program reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements. If we do not hedge against foreign currency exchange rate movements, an increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $3.3 million, and $9.7 million as of October 31, 2010 and 2009, respectively. The lower impact of a 10% increase or decrease in exchange rates as of October 31, 2010 compared to October 31, 2009 resulted primarily from lower levels of non-U.S. dollar denominated net assets. These amounts represent the exposure related to balance sheet re-measurements only and assumes that all currencies move in the same direction at the same time relative to the U.S. dollar.

NOVELL, INC.

PART II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

We do not currently hedge currency risk related to revenues or expenses denominated in foreign currencies. Foreign currency exchange rate fluctuations during fiscal 2010 compared to fiscal 2009, as measured using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, favorably impacted revenue by $4.5 million, unfavorably impacted operating expenses by $10.1 million and unfavorably impacted income from continuing operations by $5.6 million. Foreign currency exchange rate fluctuations during fiscal 2009 compared to fiscal 2008, unfavorably impacted revenue by $16.8 million, favorably impacted operating expenses by $32.3 million and favorably impacted (loss) income from continuing operations by $15.5 million. The general strengthening of the U.S. dollar against other foreign currencies during fiscal 2010 resulted in the favorable impact to revenue and unfavorable impact to income from continuing operations in fiscal 2010 compared to fiscal 2009. The general weakening of the U.S. dollar against other foreign currencies during fiscal 2009 resulted in the unfavorable impact to revenue and favorable impact to (loss) income from continuing operations in fiscal 2009 compared to fiscal 2008.

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

All of the potential changes noted above are based on sensitivity analyses performed on our financial position at October 31, 2010 and 2009. Actual results may differ materially.

During fiscal 2010 and 2009, the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings decreased by a net $3.2 million and increased by a net $14.8 million, respectively. The decrease in fiscal 2010 resulted from the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro. As foreign currency exchange rates continue to fluctuate, especially the Euro, we may see further changes in the U.S. dollar value of our foreign-denominated cash and cash equivalents.

For more information on risks associated with our investments, see Part I, Item 1A, “Risk Factors.”

NOVELL, INC.

PART II

Item 8. Financial Statements and Supplementary Data

Novell, Inc.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Fiscal Year Ended October 31,
	2010	2009	2008
Net revenue:
Software licenses	$105,108	$116,919	$188,983
Maintenance and subscriptions	618,542	640,745	616,493
Services	88,221	104,521	151,037

Total net revenue	811,871	862,185	956,513

Cost of revenue:
Software licenses	8,506	9,174	15,235
Maintenance and subscriptions	88,447	92,613	87,677
Services	76,652	85,044	132,327

Total cost of revenue	173,605	186,831	235,239

Gross profit	638,266	675,354	721,274

Operating expenses (income):
Sales and marketing	282,402	295,998	368,719
Product development	160,188	181,383	191,547
General and administrative	108,465	102,345	113,529
Restructuring expenses	2,774	25,200	28,645
Impairment of goodwill	—	270,044	—
Impairment of intangible assets	—	9,091	7,664
(Gain) loss on sale of subsidiaries	—	(16)	3,694
Gain on sale of property, plant and equipment, net	—	(2,199)	—
Purchased in-process research and development	—	—	2,700

Total operating expenses	553,829	881,846	716,498

Income (loss) from operations	84,437	(206,492)	4,776

Other income (expense):
Investment income	13,088	22,420	69,671
Gain on sale of previously impaired investments, net	7,413	300	1,969
Impairment of investments	—	(5,466)	(30,024)
Interest expense and other, net	(2,851)	(14,736)	(23,514)

Total other income, net	17,650	2,518	18,102

Income (loss) from continuing operations before taxes	102,087	(203,974)	22,878
Income tax (benefit) expense	(275,279)	10,666	35,217

Income (loss) from continuing operations	377,366	(214,640)	(12,339)
Income from discontinued operations before taxes (including gain on disposal of $610, $1,904 and $2,653 in fiscal 2010, 2009 and 2008, respectively)	610	1,904	2,758
Income tax benefit on discontinued operations	—	—	(836)

Income from discontinued operations	610	1,904	3,594

Net income (loss)	$377,976	$(212,736)	$(8,745)

Basic earnings per share:
Income (loss) from continuing operations	$1.08	$(0.62)	$(0.04)
Discontinued operations	—	—	0.02

Net income (loss) per share	$1.08	$(0.62)	$(0.02)

Diluted earnings per share:
Income (loss) from continuing operations	$1.07	$(0.62)	$(0.04)
Discontinued operations	—	—	0.02

Net income (loss) per share	$1.07	$(0.62)	$(0.02)

Weighted-average shares outstanding – Basic	349,741	345,493	350,207
Weighted-average shares outstanding – Diluted	353,447	345,493	350,207

See notes to consolidated financial statements.

NOVELL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	October 31, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$685,594	$591,656
Short-term investments	441,096	391,809
Restricted cash	—	53,033
Receivables (net of allowances of $2,261 and $4,085 at October 31, 2010 and 2009, respectively)	171,607	177,898
Prepaid expenses	16,233	17,708
Current deferred income taxes	49,169	5,521
Other current assets	33,725	26,747

Total current assets	1,397,424	1,264,372
Property, plant and equipment, net	156,033	170,459
Long-term investments	—	10,303
Goodwill	353,415	356,033
Intangible assets, net	28,746	36,621
Deferred income taxes	243,583	26,717
Other assets	46,797	38,403

Total assets	$2,225,998	$1,902,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$26,785	$37,628
Accrued compensation	83,181	87,928
Other accrued liabilities	86,223	97,154
Deferred revenue	487,590	495,245

Total current liabilities	683,779	717,955
Deferred income taxes	7,622	8,403
Long-term deferred revenue	163,394	193,526
Other long-term liabilities	35,655	48,502

Total liabilities	890,450	968,386

Commitments and contingences (Notes Q and R)

Stockholders’ equity:
Preferred stock, par value $.10 per share, Authorized — 500,000 shares; no shares issued	—	—
Common stock, par value $.10 per share, Authorized — 600,000,000 shares;
Issued — 366,670,140 and 362,175,921 shares at October 31, 2010 and 2009, respectively;
Outstanding — 351,576,048 and 347,072,762 shares at October 31, 2010 and 2009, respectively	36,667	36,218
Additional paid-in capital	476,482	441,798
Treasury stock, at cost — 15,094,092 and 15,103,159 shares at October 31, 2010 and 2009, respectively	(124,224)	(124,299)
Retained earnings	937,799	559,823
Accumulated other comprehensive income	8,824	20,982

Total stockholders’ equity	1,335,548	934,522

Total liabilities and stockholders’ equity	$2,225,998	$1,902,908

See notes to consolidated financial statements.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock Shares	Common Stock Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at October 31, 2007	365,739	$36,574	(15,129)	$(124,512)	$413,182	$795,984	$37,098	$1,158,326
Stock issued from stock plans	5,216	522	11	88	12,656	—	—	13,266
Stock-based compensation expense	—	—	—	—	33,818	—	—	33,818
Excess tax effects from stock-based compensation	—	—	—	—	18,500	—	—	18,500
Shares cancelled	(802)	(80)	—	—	(5,118)	—	—	(5,198)
Shares repurchased and retired	(11,627)	(1,163)	—	—	(52,369)	(13,288)	—	(66,820)
Impact to initially adopt new rules on accounting for tax uncertainties	—	—	—	—	—	(1,392)	—	(1,392)
Amortization included in net periodic pension costs	—	—	—	—	—	—	2,234	2,234
Change in unrealized gain on investments	—	—	—	—	—	—	(3,602)	(3,602)
Cumulative translation adjustment	—	—	—	—	—	—	(52,859)	(52,859)
Net loss	—	—	—	—	—	(8,745)	—	(8,745)

Comprehensive loss	—	—	—	—	—	—	—	(62,972)

Balance at October 31, 2008	358,526	35,853	(15,118)	(124,424)	420,669	772,559	(17,129)	1,087,528
Stock issued from stock plans	4,811	481	15	125	2,845	—	—	3,451
Stock-based compensation expense	—	—	—	—	25,881	—	—	25,881
Excess tax effects from stock-based compensation	—	—	—	—	(2,775)	—	—	(2,775)
Shares cancelled	(1,161)	(116)	—	—	(4,822)	—	—	(4,938)
Amortization included in net periodic pension costs	—	—	—	—	—	—	755	755
Change in unrealized gain on investments	—	—	—	—	—	—	13,802	13,802
Cumulative translation adjustment	—	—	—	—	—	—	23,554	23,554
Net loss	—	—	—	—	—	(212,736)	—	(212,736)

Comprehensive loss	—	—	—	—	—	—	—	(174,625)

Balance at October 31, 2009	362,176	36,218	(15,103)	(124,299)	441,798	559,823	20,982	934,522
Stock issued from stock plans	5,385	538	9	75	8,313	—	—	8,926
Stock-based compensation expense	—	—	—	—	29,057	—	—	29,057
Excess tax effects from stock-based compensation	—	—	—	—	2,226	—	—	2,226
Shares cancelled	(891)	(89)	—	—	(4,912)	—	—	(5,001)
Amortization included in net periodic pension costs	—	—	—	—	—	—	(4,837)	(4,837)
Change in unrealized gain on investments	—	—	—	—	—	—	(2,245)	(2,245)
Cumulative translation adjustment	—	—	—	—	—	—	(5,076)	(5,076)
Net income	—	—	—	—	—	377,976	—	377,976

Comprehensive income	—	—	—	—	—	—	—	365,818

Balance at October 31, 2010	366,670	$36,667	(15,094)	$(124,224)	$476,482	$937,799	$8,824	$1,335,548

See notes to consolidated financial statements.

NOVELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended October 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$377,976	$(212,736)	$(8,745)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	29,057	25,881	33,818
Depreciation and amortization	30,298	40,675	42,892
Change in accounts receivable allowances	(1,833)	444	(254)
Utilization of previously reserved acquired net operating losses	—	2,580	5,026
Purchased in-process research and development	—	—	2,700
Deferred income taxes	(261,878)	8,610	(19,078)
Gain on sale of property, plant and equipment, net	—	(2,199)	—
(Gain) loss on sale of subsidiaries	—	(16)	3,694
Gain on disposal of discontinued operations, before taxes	(610)	(1,904)	(2,653)
Impairment of investments	—	5,466	30,024
Gain on sale of previously impaired investments	(8,227)	(300)	(1,969)
Loss on sale of previously impaired investments	814	—	—
Gain on debenture repurchases	—	(11)	(4,606)
Impairment of goodwill	—	270,044	—
Impairment of intangible assets	—	9,091	7,664
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	8,866	23,951	11,782
Prepaid expenses	147	3,377	7,997
Other current assets	(20,399)	6,166	402
Accounts payable	(4,535)	(7,420)	(7,586)
Accrued liabilities	(33,443)	(53,939)	(6,225)
Deferred revenue	(40,686)	(48,990)	(39,013)

Net cash provided by operating activities	75,547	68,770	55,870

Cash flows from investing activities
Purchases of short-term investments	(328,270)	(341,500)	(427,549)
Maturities of short-term investments	43,221	62,263	128,137
Sales of short-term investments	242,386	284,337	655,335
Proceeds from sales of and distributions from long-term investments	8,847	4,209	24,757
Change in restricted cash	53,033	(332)	(52,701)
Net cash proceeds from sale of discontinued operations	938	1,036	564
Net cash distributions from sale of subsidiaries	—	—	(171)
Net cash paid for acquisitions	—	(48,472)	(219,553)
Purchase of intangible assets	—	—	(12,000)
Purchases of property, plant and equipment	(17,648)	(22,087)	(37,716)
Net proceeds from the sale of property, plant and equipment	—	10,748	—
Other	7,899	7,228	(5,793)

Net cash provided by (used in) investing activities	10,406	(42,570)	53,310

Cash flows from financing activities
Issuance of common stock	8,940	3,566	13,297
Excess tax effects from stock-based compensation	2,226	(2,775)	18,500
Common stock repurchases/retirements	—	—	(66,820)
(Repayment) issuance of debt	—	(4,658)	4,795
Debenture repurchases	—	(125,537)	(456,500)

Net cash provided by (used in) financing activities	11,166	(129,404)	(486,728)

Effect of exchange rate changes on cash	(3,181)	14,826	(22,237)

Increase (decrease) in cash and cash equivalents	93,938	(88,378)	(399,785)
Cash and cash equivalents — beginning of year	591,656	680,034	1,079,819

Cash and cash equivalents — end of year	$685,594	$591,656	$680,034

See notes to consolidated financial statements.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Business Operations

We develop, sell and install enterprise-quality software that is positioned in the operating systems and infrastructure software layers of the information technology (“IT”) industry. We develop and deliver Linux operating system software for a range of computers from desktops to servers. In addition, we provide a portfolio of integrated IT management software for systems, identity and security management for both Linux and mixed-platform environments. We serve a range of enterprise sizes, and combined with the quality and flexibility of our open-platform software technology, offer customers an IT infrastructure that is responsive to the cost pressures and the expanding IT initiatives that are characteristic of today’s business environment.

We were incorporated in the State of Delaware on January 25, 1983 and have established a reputation for innovation and industry leadership. We currently have approximately 3,400 employees in 54 offices worldwide.

On November 21, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Attachmate Corporation, a Washington corporation (“Attachmate”), and Longview Software Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Attachmate (“Merger Sub”). Also on November 21, 2010, we entered into a Patent Purchase Agreement (the “Patent Purchase Agreement”) with CPTN Holdings LLC, a Delaware limited liability company and consortium of technology companies organized by Microsoft Corporation (“CPTN”). The pendency of these transactions may impact our operations and continuation of historical trends in future periods. For more information on these agreements and the transactions contemplated by these agreements, see Note Z, “Subsequent Events.”

In December 2009, we announced an evolution in our strategy – our intention to become an industry leader in the new market category of Intelligent Workload Management (“IWM”). IWM is a new model of computing that enables IT organizations to manage and optimize computing resources in a policy-driven, secure and compliant manner across physical, virtual and cloud computing environments. Our differentiated approach to delivering IWM, called Workload IQ, integrates identity and systems management capabilities into an application workload. As a result, enterprises are able to reduce the risks and challenges of computing across multiple environments while granting their users secure and compliant access to the computing services they need.

As part of this strategy evolution, during the first quarter of fiscal 2010, we reorganized our business unit segment structure and management. We consolidated our business unit segments from four to two. Our former Open Platform Solutions, Identity and Security Management and Systems and Resource Management business unit segments were consolidated to form the new Security, Management and Operating Platforms business unit segment (“SMOP”). Our former Workgroup business unit segment was renamed Collaboration Solutions (“CS”). Our business unit segments are described below in more detail.

SMOP

SMOP was created to achieve our goal of becoming an industry leader in the IWM market. To accomplish this goal, we leveraged our competencies in Linux, identity and security management, and systems and resource management with the objective of providing the industry’s leading IWM solutions. Our product strategy focuses on the four pillars of IWM: build, secure, manage and measure. We deliver these four pillars through our product groupings of Open Platform Solutions, Identity and Security Management, and Systems and Resource Management. These product groupings are described in more detail below.

Open Platform Solutions

We deliver Linux and related solutions for the enterprise. The SUSE® Linux Enterprise platform underpins all of our products. SUSE Linux Enterprise is a leading distribution system that differentiates itself from other Linux distributions by focusing on interoperability, support for mission-critical computing requirements, and cross-platform virtualization support. We also offer the ability for users to customize their Linux installation, yet still receive full support for their SUSE Linux Enterprise distribution through our SUSE Appliance Program.

Identity and Security Management

Our identity, security, and compliance management solutions are designed to help customers integrate, secure, and manage IT assets while reducing complexity and ensuring compliance with government and industry mandates. Adding this intelligence to every part of a customer’s IT environment may make their systems more agile and secure. Our solutions leverage automated, centrally-managed policies to provide insight into events happening throughout the enterprise.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. Summary of Business Operations (Continued)

Systems and Resource Management

With our systems and resource management solutions, customers can define business and IT policies to automate the management of multiple IT resources, including the emerging challenge of managing virtual environments, as well as both public and private cloud computing deployments. Our systems and resource management solutions are designed to enable our customers to reduce IT effort, control IT costs, and reduce IT skill requirements to manage and leverage their IT investment.

CS

Within our CS business unit segment, we provide comprehensive and adaptable collaboration solutions that provide the infrastructure, services, and tools customers require to effectively and securely collaborate across a myriad of devices. We offer the security, reliability, and manageability that enable our customers’ employees to efficiently share information and ideas to perform their jobs at lower cost.

In addition to our technology offerings, within our business unit segments we offer a worldwide network of service personnel to help our customers and third-party partners utilize our software. We also have partnerships with application providers, hardware and software vendors, consultants, and systems integrators. In this way, we can offer a full solution to our customers.

B. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Novell, Inc., and its wholly-owned and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

Reclassifications

As more fully described above in Note A, “Summary of Business Operations,” during the first quarter of fiscal 2010, we reorganized our business unit segment structure and management resulting in a change to our reportable business unit segments. In connection with this reorganization, we evaluated our internal cost structure to ensure the resulting business unit segment gross profit and operating income were reflective of our business unit segment management structure. As a result of this evaluation, we determined that the allocation and assignment of costs between maintenance and subscriptions and services within cost of revenue should be adjusted to be reflective of the new business unit segment management structure. For fiscal 2009 and 2008, in our consolidated statements of operations, $37.6 million and $36.6 million of costs, respectively, were moved from the services cost of revenue line item to the maintenance and subscriptions cost of revenue line item. This change impacted only the components of cost of revenue and had no impact on revenue, total cost of revenue or total gross profit.

Certain other amounts reported in prior periods have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have any impact on the statements of operations.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

The functional currency of all of our international subsidiaries, except for our Irish subsidiaries and a German holding company, is the local currency. These subsidiaries generate and expend cash primarily in their respective local currencies. The assets and liabilities of these subsidiaries are translated at current month-end exchange rates. Revenue and expenses are translated monthly at the average monthly exchange rate. Translation adjustments are recorded in the “Accumulated other comprehensive income” line item in the consolidated balance sheets. With respect to our Irish subsidiaries and German holding company, the functional currency is the U.S. dollar for which translation gains and losses are included in the line item, “Interest expense and other, net” in the consolidated statements of operations. All transaction gains and losses are reported in the line item, “Interest expense and other, net,” in the consolidated statements of operations. Foreign currency exchange rate fluctuations resulted in net foreign exchange gains of $0.2 million during fiscal 2010, and losses of $6.6 million and $5.6 million in fiscal 2009 and 2008, respectively.

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

All marketable debt and equity securities that are included in short-term investments are considered available-for-sale and are carried at fair value. We have only acquired investment grade securities. Temporary increases or decreases in fair value are recorded as unrealized gains or losses in the “Accumulated other comprehensive income” line item in our consolidated balance sheets. In April 2009, the Financial Accounting Standards Board (“FASB”) amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary. Effective in our third quarter of fiscal 2009, impairment is considered to be other-than-temporary if there is intent to sell the debt security or it is more likely than not that the debt security will be required to be sold before its anticipated recovery. If these conditions are not evident, the present value of cash flows expected to be collected from the debt security should be compared to the amortized cost basis of the security to determine the other-than-temporary impairment. These new accounting rules require the separation of the total other-than-temporary impairment to the portion due to credit loss and the portion related to all other factors, typically considered market risks. The portion related to credit loss is recognized in earnings in the “Impairment of investments” line item in the consolidated statements of operations, while the portion related to other factors is recognized in the “Accumulated other comprehensive income” line item in our consolidated balance sheets.

For our equity securities, impairment is considered to be other-than-temporary if we have the intent to sell the security or we do not have both the intent and the ability to hold the equity security until its anticipated recovery. Additionally, we consider an equity security to be other-than-temporarily impaired if events and circumstances indicate that a decline in the value of an equity security has occurred and is other than temporary. When an equity security is considered to be other-than-temporarily impaired, we record the loss in the “Impairment of investments” line item in the consolidated statements of operations, for the difference between fair value and cost at the balance sheet date.

Long-Term Investments

As of October 31, 2010, we do not have any investments classified as long-term. At October 31, 2009, all of our Auction Rate Securities (“ARSs”) were classified as long-term investments in our consolidated balance sheets, and were our only long-term investments. At October 31, 2010, we no longer hold any ARSs.

We estimated the fair value of these ARSs using a discounted cash flow analysis that considered the following key inputs: (i) the underlying structure of each security; (ii) the present value of the future principal and interest payments discounted at rates considered to reflect current market conditions and the relevant risk associated with each security; and (iii) consideration of the time horizon that the market value of each security could return to its cost. When available, we also include market information and weigh this with our discounted cash flow analysis to estimate fair value. We estimated that the fair market value of these securities at October 31, 2009 was $10.3 million. At October 31, 2009, the original cost of the remaining ARSs was $29.8 million.

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

Accounts receivable include amounts owed by geographically dispersed end-users, distributors, resellers, original equipment manufacturers (“OEMs”) and other customers. No collateral is required. Accounts receivable are not sold or factored. At October 31, 2010 and 2009, there were no receivables greater than 10% of our total receivables outstanding with any one customer. We generally have not experienced any material losses related to receivables from individual customers or groups of customers. Due to these factors, no significant additional credit risk, beyond amounts provided for, is believed by management to be inherent in our accounts receivable. During fiscal 2010, 2009 and 2008, there were no customers who accounted for more than 10% of total net revenue.

Our subleases are with many different parties and thus no concentration of credit risk exists at October 31, 2010.

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

We periodically review our net property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors that could indicate an impairment include significant underperformance of the asset as compared to historical or projected future operating results, significant changes in the actual or intended use of the asset, or significant negative industry or economic trends. When we determine that the carrying value of an asset may not be recoverable, the related estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset are compared to the carrying value of the asset. If the sum of the estimated future undiscounted cash flows is less than the carrying amount, we record an impairment charge based on the difference between the carrying value of the asset and its fair value, which we estimate based on discounted expected future cash flows. In determining whether an asset is impaired, we must make assumptions regarding recoverability of costs, estimated future cash flows from the asset, intended use of the asset and other related factors. If these estimates or their related assumptions change, we may be required to record impairment charges for these assets. For fiscal 2010, 2009, and 2008, we have not identified or recorded any impairment of our net property, plant and equipment.

Goodwill and Intangible Assets

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of August 1, or more frequently if events or changes in circumstances warrant, such as a material adverse change in the business. Goodwill is considered to be impaired when the carrying value of a reporting unit exceeds its estimated fair value. Fair values are estimated using the combination of a discounted cash flow methodology and a market analysis and weighting the results. Our reporting units are the three components of SMOP, which are: Open Platform Solutions, Identity and Security Management, and Systems and Resource Management; and our CS business unit segment.

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

Disclosure of Fair Value of Financial Instruments

Our financial instruments mainly consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and at October 31, 2009, long-term investments. The carrying amounts of our cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these instruments. Our long-term investments as of October 31, 2009 approximated fair value and were comprised entirely of our ARSs. As of October 31, 2010 and 2009, we did not hold any publicly-traded long-term equity investments (See Note G, “Long-Term Investments”).

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

Our level 1 financial instruments are valued using quoted prices in active markets for identical instruments. Level 2 financial instruments are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments. Level 3 financial instruments are valued using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of October 31, 2010, we had no level 2 or 3 financial instruments.

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

At the start of fiscal 2009, we made a sales program change requiring all customers to initially purchase maintenance with licenses, which is common industry practice. As a result of eliminating stand-alone software license sales, VSOE of fair value for software licenses no longer existed. Accordingly, beginning in the first quarter of fiscal 2009, the residual method as defined in current accounting standards is now used to allocate the value of multi-element arrangements to the various components, which is also common industry practice. Under the residual method, each undelivered element (typically maintenance) is allocated value based on Novell-specific objective evidence of fair value for that element and the remainder of the total arrangement fee is allocated to the delivered element, typically the software. This method results in discounts being allocated to the software license rather than spread proportionately over all elements. Therefore, when a discount exists, less revenue is recognized at the time of sale under the residual method than under the relative fair value method, which we used prior to fiscal 2009. We believe that the impact of the change to the residual method was not material to net revenue in fiscal 2009 or 2010.

If sufficient Novell-specific objective evidence of fair value does not exist for all undelivered elements and the arrangement involves rights to unspecified additional software products, all revenue is recognized ratably over the term of the arrangement. If the arrangement involves rights to unspecified additional software products, all revenue is initially deferred until the only remaining undelivered element is software maintenance or technical support, at which time the entire fee is recognized ratably over the remaining maintenance or support term.

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

Professional services contracts are either time-and-materials or fixed-price contracts. Revenue from time-and-materials contracts is recognized as the services are performed. Revenue from fixed-price contracts is recognized based on the proportional performance method, generally using estimated time to complete, to measure the completed effort. The cumulative impact of any revision in estimates to complete or recognition of losses on contracts is reflected in the period in which the changes or losses become known. Professional services revenue includes reimbursable expenses charged to our clients.

Microsoft Agreements-related revenue

On November 2, 2006, we entered into the Microsoft Agreements. Each of the agreements is scheduled to expire on January 1, 2012.

Under the Business Collaboration Agreement, we are marketing a combined offering with Microsoft. The combined offering consists of a subscription for SLES support along with Microsoft Windows Server, Microsoft Virtual Server and Microsoft Hyper-V, and is offered to customers desiring to deploy Linux and Windows in a virtualized setting. Microsoft made an upfront payment to us of $240 million for SLES subscription “certificates,” which Microsoft may use, resell or otherwise distribute over the term of the agreement, allowing the certificate holder to redeem single or multi-year subscriptions for SLES support from us (entitling the certificate holder to upgrades, updates and technical support). Microsoft agreed to spend $60 million over the term of the agreement for marketing Linux and Windows virtualization scenarios and also agreed to spend $34 million over the term of the agreement for a Microsoft sales force devoted primarily to marketing the combined offering. Microsoft agreed that for three years following the initial date of the agreement it will not enter into an agreement with any other Linux distributor to encourage adoption of other company’s Linux/Windows Server virtualization through a program substantially similar to the SLES subscription “certificate” distribution program.

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

Cost of Revenue

Cost of revenue includes the amortization of intangible assets related to products or services sold, royalty costs, and costs associated with personnel providing professional services and technical support services.

Expenses

Product development costs are expensed as incurred. Costs incurred subsequent to the establishment of technological feasibility but prior to the general release of the product have not been significant and therefore have not been capitalized.

Advertising costs are expensed as incurred. Advertising expenses totaled $3.9 million, $4.9 million, and $5.9 million, in fiscal 2010, 2009, and 2008, respectively.

Share-based Payments

Under the fair value recognition guidance of stock-based compensation accounting rules, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards, including units, is determined by reference to the fair market value of our common stock on the date of grant. We use the Black-Scholes model to value both service condition and performance condition option awards. For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance conditions, we recognize stock-based compensation expense based on the graded-vesting method. To value market-based awards we use the Monte Carlo simulation method. We recognize compensation cost for market-based awards on a graded-vesting basis over the derived service period calculated by the Monte Carlo simulation.

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

We issue market-based equity awards, typically to senior executives, which vest upon the achievement of certain stock price targets. If the awards are forfeited prior to the completion of the derived service period, any recognized compensation is reversed. If the awards are forfeited after the completion of the derived service period, the compensation cost is not reversed, even if the awards never vest.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. Summary of Significant Accounting Policies (Continued)

Valuation of Deferred Tax Assets

We regularly assess our ability to realize our deferred tax assets. Assessments of the future realization of deferred tax assets require that management consider all available evidence, both positive and negative, and make significant judgments about many factors, including the amount and likelihood of future income.

As a result of this assessment, at October 31, 2010, given that we now have three years of cumulative earnings in the U.S. and are forecasting continued profitability, we determined that it was appropriate to release the valuation allowance on certain of our U.S. federal deferred tax assets (See Note L, “Income Taxes”). This release resulted in a $277.2 million increase to net income. We continue to maintain a valuation allowance on selected U.S. federal, state and international net deferred tax assets. As deferred tax assets or liabilities increase or decrease in the future, adjustments to the remaining valuation allowance will increase or decrease future income tax provisions or additional paid-in capital. If realization of the deferred tax asset is assessed not to be “more likely than not” then a valuation allowance is recorded against the deferred tax asset.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the actual weighted-average number of common shares outstanding during the period. Diluted net income per share for the period presented is based on the basic calculation and includes the dilutive effect of potential common shares under the treasury stock method. Diluted net loss for the periods presented is the same as the basic net loss per share calculation due to the anti-dilutive effect of potential common shares under the treasury stock method as a result of our net losses. Potential dilutive common shares include stock options, unvested restricted stock, and unvested restricted stock units.

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

Under our hedging program, we utilize one-month foreign currency forward contracts. We enter into these contracts two business days before the end of each month and settle them two business days before the end of the following month. We do not account for any of our derivatives as hedging instruments; rather, we record the impact of any gains or losses on our hedging program in the consolidated statements of operations. Due to the short period of time between entering into the forward contracts and our fiscal year-end, the fair value of the derivatives as of October 31, 2010 and 2009 is immaterial to our consolidated balance sheets. Gains and losses recognized during the year on these foreign currency contracts are recorded in the line item, “Interest expense and other, net,” in the consolidated statements of operations and would generally be offset by corresponding losses or gains on the related hedged items.

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

Goodwill from the acquisition resulted from our belief that the products developed by Fortefi that control “super user” access rights are a valuable addition to our Identity and Security Management offerings. We believe these products will help us remain competitive in the Identity and Security Management market and increase our Identity and Security Management revenue. The goodwill from the Fortefi acquisition was allocated to the Identity and Security Management component of our SMOP business unit segment and is tax-deductible.

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

Goodwill from the acquisition resulted from our belief that the business service management products developed by Managed Objects are a valuable addition to our Systems and Resource Management offerings. We believe they will help us remain competitive in the Systems and Resource Management market and increase our Systems and Resource Management revenue. The goodwill from the Managed Objects acquisition was allocated to the Systems and Resource Management component of our SMOP business unit segment and is not tax-deductible.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. Acquisitions (Continued)

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

Goodwill from the acquisition resulted from our belief that the workload life cycle management products developed by PlateSpin are a valuable addition to the Systems and Resource Management component of our SMOP business unit segment. We believe they will help us remain competitive in the Systems and Resource Management market and increase our Systems and Resource Management revenue. The goodwill from the PlateSpin acquisition was allocated to the Systems and Resource Management component of our SMOP business unit segment and is tax deductible due to a tax election that treats the acquisition of a foreign company as an asset purchase.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. Acquisitions (Continued)

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

Goodwill from the acquisition resulted from our belief that the open collaboration products developed by SiteScape are a valuable addition to our CS product offerings. We believe they will help us remain competitive in the CS market and increase our CS business unit segment revenue. The goodwill from the SiteScape acquisition was allocated to our CS business unit segment and is not tax deductible.

If the PlateSpin and SiteScape acquisitions had occurred on November 1, 2007 (fiscal 2008), our unaudited pro forma results of operations would have been as follows:

(Amounts in thousands, except per share amounts)	Fiscal Year Ended October 31, 2008
Net revenue	$967,767
Net loss	(19,835)
Net loss per share	$(0.06)

Our pro forma net loss for fiscal 2008 includes $2.7 million of non-recurring purchased in-process research and development costs.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. Divestitures

Discontinued Operations

Our discontinued operations include the divestitures of our Cambridge Technology Partners (Switzerland) SA (“CTP Switzerland”) subsidiary in fiscal 2008, our Salmon Ltd. (“Salmon”) subsidiary in fiscal 2007 and Celerant consulting (“Celerant”) in fiscal 2006. Detailed discussions of each of these divestitures follow:

CTP Switzerland

On October 31, 2007, we signed an agreement to sell our CTP Switzerland subsidiary to a management-led buyout group for $0.8 million. No further payments are due from the CTP Switzerland buyout group. As of January 31, 2008, we ceased stockholder and operational relationships with CTP Switzerland.

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

Salmon

On March 12, 2007, we sold our shares in our wholly-owned Salmon subsidiary to Okam Limited, a U.K. Limited Holding Company, for $4.9 million, plus an additional contingent payment of £2.0 million (approximately $3.1 million) all of which has been received. With respect to the contingent payment amount, gains of $1.9 million and $1.2 million were recognized as this amount was earned in fiscal 2009 and 2008, respectively.

Celerant

On May 24, 2006, we sold our shares in Celerant to a group comprised of Celerant management and Caledonia Investments plc for $77.0 million in cash. As part of the Celerant divestiture agreement, Celerant was responsible for the administration and was legally liable for its two pension plans, but we agreed to fund any shortages to the respective plans. It was our intention that we would be able to negotiate “buy outs” of the plans. The completion of the buy outs has taken much longer than anticipated due to delays related to updating the actuarial valuations, reaching agreement with the insurance company and receiving proper approvals from the pensioners and the German government. In October 2010, we were able to reach a conclusion on this matter for $0.6 million less than the original estimate. This accrual release is shown in the line item “Income from discontinued operations” in our consolidated statements of operations.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. Divestitures (Continued)

The results of discontinued operations (CTP Switzerland, Salmon and Celerant) for fiscal 2010, 2009 and 2008 are as follows:

	Fiscal Year Ended October 31,
(In thousands)	2010	2009	2008
CTP Switzerland net revenue	$—	$—	$6,566

CTP Switzerland income before taxes	$—	$—	$105

Salmon gain on sale	—	1,904	1,223
CTP Switzerland gain on sale	—	—	1,430
Celerant gain on sale	610	—	—

Gain on discontinued operations	610	1,904	2,653
Income tax benefit on discontinued operations	—	—	(836)

Income from discontinued operations	$610	$1,904	$3,594

The net cash proceeds from the sale of our discontinued operations (CTP Switzerland and Salmon) are as follows:

	Fiscal Year Ended October 31,
(In thousands)	2010	2009	2008
CTP Switzerland net cash distributions	$—	$—	$(2,667)
Salmon net cash proceeds	938	1,036	3,231

Net cash proceeds from sale of discontinued operations	$938	$1,036	$564

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

Mexico and Argentina subsidiaries

During fiscal 2008, we sold our Mexico and our Argentina subsidiaries and recorded a total loss on the sale of both subsidiaries of $3.7 million. These subsidiaries were primarily sales operations and sold products from both our business unit segments. During fiscal 2009, we reached final settlement related to working capital adjustments on the sale of our Mexico and Argentina subsidiaries. This resulted in a non-cash gain of $0.2 million related to our Mexico subsidiary and a non-cash loss of $0.1 million related to our Argentina subsidiary. These gains and losses are shown as a component of the line item “(Gain) loss on sale of subsidiaries” on our consolidated statements of operations.

The cumulative recognized loss on the sale of our subsidiaries is as follows:

(In thousands)	Mexico	Argentina	Chile	Total
Loss before income taxes recognized in fiscal 2008	$(3,065)	$(629)	$—	$(3,694)
Gain (loss) before income taxes recognized in fiscal 2009	200	(72)	(112)	16

Total loss before income taxes	$(2,865)	$(701)	$(112)	$(3,678)

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. Divestitures (Continued)

The net cash distributions from the sale of our Mexico and Argentina subsidiaries are as follows (Chile had an insignificant net cash distribution):

(In thousands)	Fiscal Year Ended October 31, 2008
Mexico net cash distributed	$(13)
Argentina net cash distributed	(158)

Net cash distributions from sale of subsidiaries	$(171)

E. Cash and Short-Term Investments

The following is a summary of our short-term available-for-sale investments at October 31, 2010 and 2009:

(In thousands)	Cost at October 31, 2010	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at October 31, 2010
Short-term investments:
U.S. government, state and agency securities	$189,328	$3,621	$—	$192,949
Corporate notes and bonds	203,210	4,793	(9)	207,994
Asset-backed securities	31,418	285	(26)	31,677
Equity securities	8,367	109	—	8,476

Total short-term investments	$432,323	$8,808	$(35)	$441,096

(In thousands)	Cost at October 31, 2009	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at October 31, 2009
Short-term investments:
U.S. government, state and agency securities	$183,062	$2,633	$—	$185,695
Corporate notes and bonds	169,685	4,269	(12)	173,942
Asset-backed securities	24,828	439	—	25,267
Equity securities	7,923	—	(1,018)	6,905

Total short-term investments	$385,498	$7,341	$(1,030)	$391,809

At October 31, 2010, the $8.5 million market value of our equity securities is designated for deferred compensation payments, which are paid out as requested by the participants of the plan upon termination.

At October 31, 2010, contractual maturities of our short-term investments were:

(In thousands)	Cost	Fair Market Value
Less than one year	$48,914	$49,463
Due in one to two years	158,552	161,624
Due in two to three years	155,437	158,401
Due in more than three years	61,053	63,132
No contractual maturity	8,367	8,476

Total short-term investments	$432,323	$441,096

We had net unrealized gains related to short-term investments of $8.8 million and $6.3 million at October 31, 2010 and October 31, 2009, respectively. At October 31, 2010, no investments had been in a continuous unrealized loss position for more than 12 months. At October 31, 2010, $14.6 million market value of investments with gross unrealized losses of less than $0.1 million had been in a continuous unrealized loss position for less than 12 months. We did not record any impairment losses on short-term investments during fiscal 2010 and 2009, as we considered the unrealized losses to be temporary. With respect to our debt securities that are in an unrealized loss position, we expect to recover the entire cost basis of these securities before we sell them, therefore they are not considered to be other-than-temporarily impaired.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. Cash and Short-Term Investments (Continued)

During fiscal 2008, as a result of Lehman Brother’s bankruptcy announcement, we recorded a $1.3 million other-than temporary impairment charge on the $1.5 million of Lehman Brothers’ securities that we held at that time. During fiscal 2009 we sold this security for a minimal gain.

Realized gains and losses related to our short-term investments were as follows:

	Fiscal Year Ended October 31,
(In thousands)	2010	2009	2008
Realized gains	$5,165	$4,835	$10,614
Realized losses	$540	$1,469	$2,637

During fiscal 2010 and 2008, the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings decreased due to changes in foreign currency exchange rates by a net $3.2 million and $22.2 million, respectively. During fiscal 2009, the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings increased due to changes in foreign currency exchange rates by a net $14.8 million. The decrease in fiscal 2010 resulted from the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro. As foreign currency exchange rates continue to fluctuate, especially the Euro, we may see further changes in the U.S. dollar value of our foreign-denominated cash and cash equivalent holdings.

F. Restricted Cash

In relation to the appeal we filed in the Amer Jneid legal matter, we were required by the court to post a $51.5 million bond during fiscal 2008 (See Note S, “Legal Proceedings”). The amount of the bond was determined by statutory regulations and had no connection to the amount we may ultimately pay in this matter. The bond was held in an interest-bearing account in our name, but was restricted and classified as such on our consolidated balance sheet as of October 31, 2009. During fiscal 2010, the bond amount plus interest, which totaled $53.0 million, was returned to us.

G. Long-Term Investments

At October 31, 2010, we do not have any investments classified as long-term. At October 31, 2009, $10.3 million of our ARSs were classified as long-term investments in our consolidated balance sheets, and were our only long-term investments. At October 31, 2010, we no longer hold any ARSs.

During fiscal 2010, ARSs with a book value of $5.6 million were sold for $12.2 million, resulting in a net gain on sale of $6.6 million. This net gain is a component of the line item “Gain on sale of previously impaired investments, net” in our consolidated statements of operations. We reversed $5.4 million in unrealized gains associated with these securities that were recorded in the “Accumulated other comprehensive income” line item in our consolidated balance sheets in prior periods.

During fiscal 2010, we also recognized a gain of $0.8 million related to the sales of direct investments that we had previously fully impaired. These gains are shown as a component of the line item “Gain on sale of previously impaired investments, net” in our consolidated statements of operations.

H. Fair Value Measurements

Our level 1 financial instruments are valued using quoted prices in active markets for identical instruments. We did not have any level 2 or level 3 financial instruments at October 31, 2010. The composition of our level 1 financial instruments can be found in the table in Note E, “Cash and Short-Term Investments.”

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H. Fair Value Measurements (Continued)

The following table summarized the composition and fair value hierarchy of our financial assets as of October 31, 2009. We did not have any level 2 financial instruments at October 31, 2009. Our ARSs were our only level 3 financial assets at October 31, 2009 and were valued using unobservable inputs that were supported by little or no market activity and that were significant to the fair value of the investments.

		Fair Value Measurements Using
(In thousands)	Total as of October 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
Total short-term investments	391,809	391,809	—
Long-term investments	10,303	—	10,303

Total	$402,112	$391,809	$10,303

The following table summarizes the change in composition and fair value hierarchy of our level 3 financial assets, which were comprised entirely of our ARSs, during fiscal 2010 and fiscal 2009.

	Fiscal Year Ended October 31,
(In thousands)	2010	2009
Beginning balance	$10,303	$11,063
Total gains or (losses):
Impairment included in earnings	—	(5,466)
Book value of assets sold	(5,597)	—
(Removed from) included in accumulated other comprehensive income	(4,706)	4,706

Ending balance	$—	$10,303

See Note G, “Long-Term Investments” for more information on the sales of the $5.6 million book value of ARSs that occurred during fiscal 2010.

I. Derivative Instruments and Hedging Activities

The net notional amount of foreign currency exchange contracts hedging foreign currency transactions was $43.6 million and $27.0 million at October 31, 2010 and October 31, 2009, respectively. The fair value of these contracts was immaterial at both October 31, 2010 and October 31, 2009.

During fiscal 2010 and 2009, we recognized $0.5 million of gains and $7.3 million of losses on our foreign currency exchange contracts, respectively. These losses are shown as a component of the line item, “Interest expense and other, net” in our consolidated statements of operations.

J. Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	October 31, 2010	October 31, 2009
Buildings and land	$183,219	$181,949
Furniture and equipment	130,152	164,789
Leasehold improvements and other	37,133	45,773

Property, plant and equipment, at cost	350,504	392,511
Accumulated depreciation	(194,471)	(222,052)

Property, plant and equipment, net	$156,033	$170,459

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

J. Property, Plant and Equipment (Continued)

Depreciation and amortization expense related to property, plant and equipment totaled $22.4 million, $23.0 million, and $27.4 million, in fiscal 2010, 2009, and 2008, respectively. During fiscal 2010, we retired fixed assets, primarily computer equipment and software, with a cost basis of approximately $50 million and no net book value as these assets were no longer in use. These reductions are reflected in the above table.

During fiscal 2009, we sold certain corporate real estate assets and computer equipment for net proceeds of $10.7 million that had a net book value of $8.1 million. The sales also included other fees and expenses of $0.4 million and resulted in a $2.2 million gain.

K. Goodwill and Intangible Assets

Goodwill

During the first quarter of fiscal 2010, our former Open Platform Solutions, Identity and Security Management, and Systems and Resource Management business unit segments were consolidated to form the new SMOP business unit segment (See Note A, “Summary of Business Operations,” for more information on our business unit segment structural and management reorganization). The three components of SMOP will continue to be considered reporting units for goodwill impairment testing purposes. As there were no changes to the reporting units, no interim goodwill impairment tests were required. Our CS business unit segment continues to be considered its own reporting unit for goodwill testing purposes.

Goodwill at carrying value allocated to our business unit segments as of October 31, 2010 and 2009 is as follows:

(In thousands)	SMOP	CS	Total
Goodwill as of October 31, 2008:	$432,459	$149,658	$582,117
Activity during fiscal 2009:
Managed Objects acquisition	35,176	—	35,176
Fortefi acquisition	2,222	—	2,222
Impact of foreign currency exchange translation	9,222	—	9,222
Adjustments	(2,031)	(629)	(2,660)
Impairment	(270,044)	—	(270,044)

Goodwill as of October 31, 2009:	207,004	149,029	356,033
Activity during fiscal 2010:
Release of merger liability	(1,811)	(1,435)	(3,246)
Impact of foreign currency exchange translation	628	—	628

Goodwill as of October 31, 2010:	$205,821	$147,594	$353,415

As described in the “Goodwill impairment test as of September 30, 2009” section below, we recorded a goodwill impairment of $270.0 million during fiscal 2009. This represents our accumulated goodwill impairment losses at October 31, 2010 and 2009.

Adjustments

During fiscal 2010, we assigned to a subtenant a facility lease related to our April 2005 acquisition of Tally Systems Corp. At the time of the acquisition, this lease had a nine-year term and therefore a merger liability was established as part of the acquisition purchase price allocation. Because the cost of exiting this lease was less than the estimated merger liability, we released this excess, reducing the cost of the acquired company. This adjustment to the purchase price resulted in a $3.2 million reduction to total goodwill, reducing SMOP and CS business unit segment goodwill by $1.8 million and $1.4 million, respectively.

Adjustments during fiscal 2009 decreased goodwill by $2.7 million and related primarily to the reversal of deferred tax asset valuation allowances for acquired net operating loss carryforwards that were utilized by income generated during fiscal 2009 for the Managed Objects, Senforce, SiteScape, Tally, e-Security, and SilverStream acquisitions. For information on our Managed Objects acquisition, see Note C, “Acquisitions.”

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. Goodwill and Intangible Assets (Continued)

In fiscal 2010 and 2009, goodwill increased $0.6 million and $9.2 million, respectively, due to the impact of foreign currency translation on the portion of goodwill related to PlateSpin that is denominated in Canadian dollars, and therefore, subject to foreign currency exchange rate fluctuations.

Annual goodwill impairment test

Annually on August 1, we perform our goodwill impairment test. The first step (“step one”) in evaluating impairment is to determine if the estimated fair value of a reporting unit is less than its carrying value. If step one indicates that the fair value is less than the carrying value of the reporting unit, then impairment potentially exists, and the second step (“step two”) is performed to measure the amount of impairment, if any. To estimate the fair value of each of our reporting units for step one, management made estimates and judgments about future cash flows based on assumptions that are consistent with both short-term plans and long-range forecasts used to manage the business. We also considered factors such as our market capitalization and current economic events in assessing the fair value of the reporting units. This process requires subjective judgment at many points throughout the analysis. Changes to the estimates used in the analysis, including estimated future cash flows, could cause one or more of the reporting units or indefinite-lived intangibles to be valued differently in future periods.

Based on the results of our analysis, we determined that no goodwill impairment existed at August 1, 2010, 2009 or 2008. For our fiscal 2010 test, the excess of the fair value over the carrying value of our reporting units was as follows: 428% for Open Platform Solutions, 268% for Systems and Resource Management, 244% for Identity and Security Management, and 279% for CS. The calculation of fair value was determined on a consistent basis with prior years.

Events subsequent to annual goodwill impairment test as of August 1, 2009

In the week leading up to the September 22, 2009 Board of Directors annual budget meeting, management updated its long-range forecast concurrent with the completion of the fiscal 2010 budgeting process. Management reduced its long-range revenue growth assumptions late in the annual planning process due to company trends, a revised market outlook and continued economic uncertainty.

Management’s revised long-range forecast lowered the projected revenue and operating income utilized in the August 1, 2009 discounted cash flow model valuation. We considered this lowered financial outlook to be an impairment trigger event for both goodwill and long-lived assets, requiring us to re-perform the step one test for potential impairment, which we did as of September 30, 2009, our closest balance sheet date. Also, because long-term revenue projections were lowered in all four of our reporting units, each reporting unit had to be reviewed for potential impairment.

As discussed under “Goodwill impairment test as of September 30, 2009” below, the lower long-term projections resulted in the failure of the step one test for our Systems and Resource Management reporting unit because the estimated fair value of this reporting unit was lower than its carrying value. All other reporting units passed the step one test. Because the Systems and Resource Management reporting unit failed the step one test, we were required to perform the step two test, which utilizes a notional purchase price allocation using the estimated fair value from step one as the purchase price to determine the implied value of the reporting unit’s goodwill. The completion of the step two test resulted in the determination that $270.0 million of the Systems and Resource Management reporting unit’s goodwill was impaired. The $270.0 million impairment charge is shown in the line item “Impairment of goodwill” in our consolidated statements of operations.

Goodwill impairment test as of September 30, 2009

In performing step one of the goodwill impairment test, it was necessary to determine the fair value of each of the four reporting unit segments. The fair values of all reporting units, except for CS, were estimated using a weighted average of a discounted cash flow methodology (“DCF”) and a market analysis. The market analysis included looking at the valuations of comparable public companies, as well as recent acquisitions of comparable companies. For CS only, the DCF was utilized as it was felt that there was no comparable market information, due to the uniqueness of CS which is forecasted to have a long-term declining revenue stream, yet have high operating margins. With respect to the other three reporting units, a 10% weighting was given to the market analysis. As a result, a weighting of 90% was given to the DCF.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. Goodwill and Intangible Assets (Continued)

Two key inputs to the DCF analysis were our future cash flow projection and the discount rate. We used a ten-year future cash flow projection, based on management’s long-range forecast, discounted to present value, and an estimate of terminal values, which was also discounted to present value. Terminal values represent the present value an investor would pay today for the rights to cash flows of the reporting unit for the years subsequent to the ten-year cash flow projection period. As noted above, the long-range forecast that was utilized for the impairment test after the September 22, 2009 Board meeting was lower than what was utilized in both the August 1, 2009 valuation and the fiscal 2008 valuation. The lower forecast was the primary reason for the lower fair values that resulted in the need to perform a step two impairment valuation for the Systems and Resource Management reporting unit. A driver of the lower forecast for the Systems and Resource Management reporting unit was the underperformance of our ZENworks products as well as our recent acquisitions.

The other major input into the DCF analysis was the discount rate, which was determined by estimating each reporting unit’s weighted average cost of capital, reflecting the nature of the respective reporting unit and the perceived risk of the underlying cash flows. We used the following discount rates in our DCF methodology for each of our reporting units: 16.0% for Open Platform Solutions, 15.6% for Identity and Security Management, 14.6% for Systems and Resource Management and 13.0% for CS. If we had increased our discount rates by 1%, it would not have impacted the ultimate results of our step one test. The excess of the fair value over the carrying value of our reporting units was as follows: 68% for Open Platform Solutions, 139% for Identity and Security Management, and 379% for CS.

The step two test involves allocating the fair value of the Systems and Resource Management reporting unit to all of its assets and liabilities on a fair value basis, with the excess amount representing the implied value of goodwill. As part of this process the fair value of the Systems and Resource Management reporting unit’s identifiable intangible assets, including in-process research and development, developed technology, customer relationships and trademarks/trade names were determined. The fair values of these assets were determined primarily through the use of the DCF method. The fair values of Systems and Resource Management’s property, plant and equipment were determined primarily through the use of third party broker quotes. The fair value of Systems and Resource Management’s deferred revenue was based upon the estimate of the amount that would be required to pay a third party to assume the obligation. After determining the fair value of all Systems and Resource Management reporting unit assets and liabilities, it was determined that the implied value of goodwill was $56.0 million. The September 30, 2009 carrying value of the Systems and Resource Management reporting unit’s goodwill was $326.0 million, which, when compared to the implied goodwill value of $56.0 million resulted in the impairment charge of $270.0 million.

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

Review of long-lived assets as of September 30, 2009

As noted above, we concurrently performed an assessment of long-lived assets for impairment at September 30, 2009. These assets, which include tangible and intangible assets, need to be tested for impairment before the step two goodwill impairment analysis can be completed because any change in these assets would impact the carrying value of the Systems and Resource Management reporting unit.

To test the recoverability of our long-lived assets and liabilities, which for us is primarily long-lived assets, they were grouped with other assets at the lowest level for which identifiable cash flows were largely independent of the cash flows of other assets. With the exception of our Systems and Resource Management reporting unit, we determined that our asset groups were our reporting units, as that was the lowest level at which cash flows could be separated from other assets. For the Systems and Resource Management reporting unit, separate identifiable cash flows were available for PlateSpin and Managed Objects products, with all other cash flows belonging to our remaining Systems and Resource Management business (primarily ZENworks). Therefore, the Systems and Resource Management reporting unit had three asset groups.

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

Intangible Assets

The following is a summary of intangible assets:

	October 31, 2010			October 31, 2009
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Asset Lives
Developed technology	$30,765	$(27,761)	$3,004	$30,765	$(22,546)	$8,219	3-4 years
Trademarks/trade names	25,511	(1,165)	24,346	25,511	(865)	24,646	3 years or Indefinite
Customer relationships	15,701	(14,305)	1,396	15,701	(11,945)	3,756	3 years

Total intangible assets	$71,977	$(43,231)	$28,746	$71,977	$(35,356)	$36,621

Acquisitions

During fiscal 2009, we acquired developed technology and customer relationships of $5.8 million and $3.0 million, respectively, related to the Managed Objects acquisition, which was integrated into our Systems and Resource Management reporting unit. Further discussion was presented above in the subsection entitled, “Review of long-lived assets as of September 30, 2009,” with regards to the fiscal 2009 impairment of a portion of these intangible assets. During fiscal 2009, we also acquired developed technology and customer relationships of $0.7 million and $0.2 million, respectively, related to our acquisition of Fortefi, which was integrated into our Identity and Security Management reporting unit.

Developed technology at October 31, 2010 related primarily to the Systems and Resource Management reporting unit as a result of our acquisitions of Managed Objects, PlateSpin, and Senforce, and to our Identity and Security Management reporting unit primarily from our acquisition of developed technology from the Hewlett-Packard Co., and the acquisitions of e-Security and Fortefi. Trademarks and trade names at October 31, 2010 related primarily to the SUSE and PlateSpin individual product names, which we continue to use, of which $24.2 million relates to SUSE, and has an indefinite life. Customer relationships at October 31, 2010 related primarily to the customers we acquired as a part of our acquisitions of PlateSpin and Managed Objects in our Systems and Resource Management reporting unit.

Amortization

Amortization expense on intangible assets was $7.9 million, $17.3 million, and $13.0 million in fiscal 2010, 2009, and 2008, respectively. Amortization of intangible assets is estimated to be $4.0 million in fiscal 2011 and $0.5 million in fiscal 2012 with nothing thereafter. The weighted average amortization period of our developed technology, customer relationships, trademarks/trade names, and in total is 0.8 years, 1.0 years, 0.4 years and 0.9 years, respectively.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. Goodwill and Intangible Assets (Continued)

Impairment analysis

During fiscal 2010, there were no impairments of any intangible assets. As discussed above, it was determined in fiscal 2009 that $5.7 million of PlateSpin’s and $3.4 million of Managed Objects’ developed technology and customer relationships were impaired.

During the fourth quarter of fiscal 2008, we completed our detailed internal reviews of the $12.0 million of developed technology acquired in the third quarter of fiscal 2008 and determined that we would not utilize all of this developed technology as initially planned. These reviews determined that only a portion of the acquired developed technology would be utilized in our products. We used discounted cash flow models to estimate the fair value of this acquired developed technology based upon the updated plans, and determined that $7.7 million had become impaired. This intangible asset was written down and the related charge was recorded in the line item, “Impairment of intangible assets” in our consolidated statements of operations during fiscal 2008. The entire $7.7 million impairment charge related to the Identity and Security Management reporting unit. As part of this review, it was determined that the estimated useful life of the remaining asset would be four years.

In the intangible asset table above, the impairment charges recorded during fiscal 2009 were reflected in the column, “Gross Amount.”

L. Income Taxes

The components of income tax expense attributable to continuing operations consist of the following:

	Fiscal Year Ended October 31,
(In thousands)	2010	2009	2008
Income tax expense
Current:
Federal	$(9,125)	$(2,939)	$48,778
State	682	1,009	4,884
Foreign	(9,750)	13,226	(1,875)

Total current income tax (benefit) expense	(18,193)	11,296	51,787

Deferred:
Federal	(258,982)	1,847	(23,961)
State	1,675	—	—
Foreign	221	(2,477)	7,391

Total deferred income tax (benefit) expense	(257,086)	(630)	(16,570)

Total income tax (benefit) expense from continuing operations	$(275,279)	$10,666	$35,217

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. Income Taxes (Continued)

Differences between the U.S. statutory and effective tax rates computed as a percentage of income from continuing operations before income taxes are as follows:

	Fiscal Year Ended October 31,
	2010	2009	2008
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	1.0	0.9	1.5
Research and development tax credits	(0.3)	1.1	(9.9)
Foreign income taxed at different rates than U.S. statutory rate	(12.6)	(2.4)	(6.1)
Goodwill impairment	—	(19.5)	—
Valuation allowances	(269.4)	(12.2)	233.2
Stock-based compensation	2.1	(1.0)	12.2
Adjustments to prior year tax provisions	(5.2)	(3.9)	(4.4)
Change in assertion for unremitted earnings	—	—	(110.8)
Recognition of previously unrecognized tax benefits	(21.3)	—	(1.3)
Other, net	1.0	(3.2)	4.5

Effective tax rate on continuing operations	(269.7)%	(5.2)%	153.9%

Domestic and foreign components of income (loss) from continuing operations before taxes are as follows:

	Fiscal Year Ended October 31,
(In thousands)	2010	2009	2008
Domestic	$55,399	$(123,823)	$280
Foreign	46,688	(80,151)	22,598

Total income (loss) from continuing operations before taxes	$102,087	$(203,974)	$22,878

Cash paid for income taxes	$14,828	$35,565	$12,854

Income Tax Expense

The effective tax rate for fiscal 2010 differs from the federal statutory rate of 35% primarily due to the $277.2 million release in valuation allowance on certain of our U.S. net deferred tax assets and the $22.0 million reduction in reserve for uncertain tax positions primarily resulting from expiration of the statute of limitations on a previously uncertain tax position. A quantitative reconciliation of our effective tax rate to the U.S. statutory rate is provided in the above tables.

The effective tax rate on continuing operations for fiscal 2010 was a benefit of (270%) compared to (5%) for fiscal 2009. This was primarily due to the release of the valuation allowance against certain U.S. deferred tax assets and the reduction in reserve for uncertain tax positions resulting from expiration of the statute of limitations on a previously uncertain tax position.

The effective tax rate on continuing operations for fiscal 2009 was a benefit of (5%) compared to a provision of 154% for fiscal 2008. The fiscal 2009 rate of (5%) is the result of recording tax expense on a pre-tax loss. This was primarily due to the $279.1 million of goodwill and intangible asset impairment charges recorded for financial reporting purposes in fiscal 2009 for which we received minimal tax benefit. In the U.S., these impairment charges are either non-deductible or deductible over 15 years with a valuation allowance on the deferred asset, and outside the U.S., these impairment charges are attributable to jurisdictions where we receive little or no tax benefit.

In fiscal 2008 we had significant financial reporting to tax basis differences that increased fiscal 2008 taxable income primarily as a result of a large one-time cash payment to us in fiscal 2007 that we deferred for tax purposes to fiscal 2008. Because of these differences between financial reporting and tax treatment, we recorded significantly higher tax expense in the U.S. in fiscal 2008 when compared to fiscal 2010 and 2009, resulting in the higher overall effective tax rate in fiscal 2008 compared to fiscal 2010 and 2009. Included in the fiscal 2008 effective tax rate are $3.3 million in adjustments related to settlements of prior period audits and tax filings.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. Income Taxes (Continued)

Deferred Tax Assets

The components of deferred tax assets at October 31, 2010 and 2009 are as follows:

(In thousands)	October 31, 2010	October 31, 2009
Deferred income taxes:
Deferred tax assets:
Accruals	$71,516	$86,706
Capital loss carryforwards	49,611	32,457
Credit carryforwards	149,017	138,894
Net operating loss carryforwards	114,138	120,807
Intangibles from acquisitions	36,515	41,967
Investment impairments	9,891	33,222
Receivable valuation accounts	628	1,238
Stock-based compensation expense	10,093	16,809
Other items	14,161	12,065

Gross deferred tax assets	455,570	484,165
Valuation allowance	(170,362)	(459,795)

Total deferred tax assets	285,208	24,370

Deferred tax liabilities:
Depreciation	(78)	(535)

Net deferred tax assets	$285,130	$23,835

We record deferred tax assets and liabilities based upon the future tax consequence of differences between the financial reporting and tax basis of assets and liabilities, and other tax attributes. We also assess our ability to realize deferred tax assets based upon a “more likely than not” standard; a valuation allowance is recorded for any deferred tax assets not deemed more likely than not realizable.

We follow tax ordering laws to determine the sequence in which deductions, net operating loss carryforwards, and tax credits are utilized. For fiscal years including 2005 through 2009, substantially all of the benefit received from our net operating loss carryforwards used to offset U.S. taxable income has been credited to additional paid-in capital or goodwill and not to income tax expense. In addition, the windfall tax benefits associated with stock-based compensation have been credited to additional paid-in capital. Beginning in fiscal 2010, as a result of new accounting rules for business combinations, the benefit from our remaining acquisition-related net operating loss carryforwards used, or expected to be used to offset U.S. taxable income was credited to income tax expense.

As of October 31, 2010, we had $180.4 million in net operating loss carryforwards from acquired companies that will expire in years 2019 through 2028. These loss carryforwards from acquired companies can be utilized to offset future taxable income, but are subject to certain annual limitations. In addition, we have approximately $166.5 million of foreign loss carryforwards, of which $23.7 million, $3.1 million, and $9.4 million are subject to expiration in years 2011, 2012, and 2013 through 2028, respectively. The remaining losses do not expire. We have $129.7 million in capital loss carryforwards, which, if not utilized, will expire in fiscal years 2011 through 2015. We have foreign tax credit carryforwards of $31.7 million that expire between fiscal years 2011 and 2020, general business credit carryforwards of $94.4 million that expire between fiscal years 2011 and 2030, and alternative minimum tax credit carryforwards of $8.3 million that do not expire. We also have various state net operating loss and credit carryforwards that expire in accordance with the respective state statutes.

Valuation Allowance

At October 31, 2010, we recorded a $277.2 million release to the valuation allowance on our U.S. net deferred tax assets due to changes in our expectations regarding our ability to realize certain deferred tax assets. This resulted from a determination that it was more likely than not that a portion of the net deferred tax assets would be realized. In reaching this determination, we have evaluated all significant available positive and negative evidence including, but not limited to, our three-year cumulative results, trends in our businesses, expected future results and the character and amount of the net deferred tax assets. The underlying assumptions we used in forecasting future income required significant judgment and took into account our recent performance.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. Income Taxes (Continued)

We continue to maintain a valuation allowance on a portion of our U.S. and foreign net deferred tax assets. The U.S. net deferred tax assets on which a valuation allowance is maintained include capital losses, foreign tax credits, state net operating losses and credits, and $16.6 million in federal credits related to stock-based compensation deductions for which the benefit will be accounted for as a credit to additional paid-in capital. The valuation allowance on our foreign net deferred tax assets primarily involves net operating losses. The determination of the realization of these foreign benefits is made on a country-by-country basis.

As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions or additional paid-in-capital.

Foreign Earnings

As of October 31, 2010, we have not provided deferred taxes relative to undistributed earnings of foreign subsidiaries as such undistributed earnings are considered to be indefinitely reinvested. Prior to fiscal 2008, we had provided deferred taxes on the undistributed earnings of certain foreign subsidiaries, but such deferred taxes were reversed during fiscal 2008 based on our assertion to remain indefinitely reinvested in all foreign subsidiaries. We consider the earnings to be indefinitely reinvested based on management’s overall business strategy, including anticipated future uses of global cash balances for operations. Total undistributed earnings of approximately $280.3 million at October 31, 2010, may become taxable upon their remittance as dividends or upon the sale or liquidation of these foreign subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated. The Merger Agreement provides that, at Attachmate’s request, we will use our reasonable best efforts to repatriate cash on hand held by our foreign subsidiaries prior to closing the merger. Accordingly, we expect to record deferred taxes corresponding to undistributed earnings of certain foreign subsidiaries in fiscal 2011.

Income Tax Reserves

As of October 31, 2010, we had reserves for unrecognized tax benefits totaling $21.4 million, excluding interest, of which $14.4 million would favorably impact our effective tax rate if recognized. As of October 31, 2009, we had reserves for unrecognized tax benefits totaling $37.3 million, excluding interest. The $15.9 million decrease in reserves for unrecognized tax benefits, excluding interest, during fiscal 2010 relates primarily to benefits recognized as a result of the lapse of the statute of limitations on a previously uncertain tax position.

During fiscal 2010, we reduced our accrual for interest by $6.1 million related to unrecognized tax benefits. During fiscal 2009 and 2008, we increased our accrual for interest by $1.9 million and $0.3 million, respectively, related to unrecognized tax benefits. These accrual adjustments were recorded in our consolidated statements of operations for the respective fiscal years. We had $3.2 million, $9.3 million, and $7.4 million accrued for the payment of interest related to unrecognized tax benefits as of October 31, 2010, 2009, and 2008, respectively.

As of October 31, 2010, we have recorded a $17.6 million liability for unrecognized tax benefits and related interest in the line item “Other long-term liabilities” on our consolidated balance sheet.

The difference between the total unrecognized tax benefits and those affecting the effective tax rate is due to certain unrecognized tax benefits that would have a full valuation allowance if recognized. As of October 31, 2010, we believe it is reasonably possible that $3.8 million of unrecognized tax benefits and accrued interest will decrease within the next 12 months as the result of statutes of limitations expiring in various jurisdictions.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. Income Taxes (Continued)

The following is a reconciliation of our change in uncertain tax positions:

(In thousands)	Total Gross Unrecognized Tax Benefits
Balance at November 1, 2008	$49,862
Increases related to fiscal 2009 tax positions	1,091
Increases related to prior fiscal year tax positions	4,496
Decreases related to settlement of prior fiscal year tax positions	(17,471)
Expiration of statute of limitations for assessment of taxes	(670)

Balance at October 31, 2009	37,308
Increases related to fiscal 2010 tax positions	543
Increases related to prior fiscal year tax positions	255
Decreases related to settlement of prior fiscal year tax positions	(1,352)
Expiration of statute of limitations for assessment of taxes	(15,380)

Balance at October 31, 2010	$21,374

We conduct business globally. As a result, we file income tax returns and are subject to examination by taxing authorities in various jurisdictions throughout the world. In the U.S., we are currently in appeals with the Internal Revenue Service regarding two issues related to its examination of tax years 2005 and 2006. We do not anticipate that the settlement of the two outstanding issues will have a material impact on our financial position or results of operations. In addition, we are at various stages in examinations in some state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years prior to fiscal 2002 or non-U.S. income tax examinations for years prior to fiscal 2005.

M. Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In thousands)	October 31, 2010	October 31, 2009
Accrued property and other taxes	$16,336	$14,069
Accrued royalties	12,662	10,735
Accrued marketing expenses	9,223	7,279
Merger liabilities	5,748	10,098
Restructuring reserves	4,021	12,843
Other accrued expenses	38,233	42,130

Total other accrued liabilities	$86,223	$97,154

N. Restructuring Expenses and Merger Liabilities

Fiscal 2010

In the first quarter of fiscal 2010, we recorded net restructuring expenses of $2.8 million. This was comprised of $2.9 million primarily for termination benefits for five employees as part of our business unit segment structural and management reorganization, partially offset by $0.1 million in reductions to accruals for changes in estimates related to prior period restructuring activities. No other restructuring actions were undertaken throughout the remainder of fiscal 2010. The following table summarizes the activity related to this restructuring action:

(In thousands)	Severance and Benefits
Original reserve	$2,876
Cash payments	(2,158)

Balance at October 31, 2010	$718

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. Restructuring Expenses and Merger Liabilities (Continued)

The remaining unpaid balance as of October 31, 2010 is for severance and benefits, which we expect to pay over the first half of fiscal 2011.

Fiscal 2009

During fiscal 2009, we recorded net restructuring expenses of $25.2 million. This was comprised of $10.2 million in restructuring expenses under our restructuring plan that we implemented in the second half of fiscal 2009 in response to economic conditions, $13.9 million for restructuring actions incurred for the completion of the restructuring plan that we began during the fourth quarter of fiscal 2006 and completed during the second quarter of fiscal 2009, and $1.1 million in additions to accruals for changes in estimates related to prior period restructuring activities. As part of both restructuring actions, during fiscal 2009, we reduced our headcount by 341 employees. The following table summarizes the activity related to these restructuring actions:

(In thousands)	Severance and Benefits	Excess Facilities	Other Restructuring Related Costs	Total
Original reserve	$18,753	$4,934	$419	$24,106
Cash payments	(12,147)	(1,484)	(419)	(14,050)

Balance at October 31, 2009	6,606	3,450	—	10,056
Cash payments	(6,447)	(1,288)	—	(7,735)
Non-cash adjustments	(133)	(262)	—	(395)

Balance at October 31, 2010	$26	$1,900	$—	$1,926

The remaining unpaid balance as of October 31, 2010 is primarily for lease costs for redundant facilities, which we expect to pay over the respective remaining contract terms, the longest of which extends to 2018.

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

(In thousands)	Severance and Benefits	Excess Facilities	Other Restructuring Related Costs	Total
Original reserve	$25,583	$3,492	$1,949	$31,024
Cash payments	(10,893)	(2,213)	(1,576)	(14,682)
Non-cash adjustments	37	(41)	(144)	(148)

Balance at October 31, 2008	14,727	1,238	229	16,194
Cash payments	(15,006)	(734)	(217)	(15,957)
Non-cash adjustments	901	331	(12)	1,220

Balance at October 31, 2009	622	835	—	1,457
Cash payments	(194)	(663)	—	(857)
Non-cash adjustments	335	233	—	568

Balance at October 31, 2010	$763	$405	$—	$1,168

The remaining unpaid balance as of October 31, 2010 is primarily for lease costs for redundant facilities, which we expect to pay over the respective remaining contract terms, the longest of which extends to 2013, and for severance, which is currently being contested in court and currently represents our best estimate of the amount that we may have to pay. While the outcome cannot be predicted with certainty, we do not believe that the outcome will have a material adverse effect, individually, or in the aggregate, on our consolidated financial position, results of operations or cash flows.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N. Restructuring Expenses and Merger Liabilities (Continued)

Fiscal 2007 to Fiscal 2003

During fiscal 2007, 2005, 2004, and 2003, we recorded net restructuring expenses of $43.1 million, $57.7 million, $19.1 million, and $37.8 million, respectively. The remaining balances of these actions, which relates to lease costs for redundant facilities, are not material to the consolidated financial statements presented in this Annual Report on Form 10-K.

Merger Liabilities

The following table summarizes the merger liabilities balance as of October 31, 2010 and activity during fiscal 2010:

(In thousands)	Balance at October 31, 2009	Payments/ Adjustments	Balance at October 31, 2010
Facilities related	$9,971	$(4,223)	$5,748
Other	127	(127)	—

Total merger liabilities	$10,098	$(4,350)	$5,748

During the second quarter of fiscal 2010, we assigned a facility lease to a subtenant, and as a result released $3.2 million of merger liabilities (See Note K, “Goodwill and Intangible Assets”).

As of October 31, 2010, the remaining unpaid merger liabilities balance relates to lease costs for redundant facilities, which we expect to pay over the respective remaining contract terms, the longest of which extends to 2025.

O. Line of Credit

We have a $10.0 million bank line of credit available for letter of credit purposes. As of October 31, 2010, there were standby letters of credit of $1.3 million outstanding under this line, all of which are collateralized by cash. The bank line of credit expires on July 31, 2011. The bank line of credit is subject to the terms of a credit agreement containing financial covenants and restrictions, none of which are expected to affect our operations. As of October 31, 2010, we are in compliance with the financial covenants and restrictions contained in this credit agreement. In addition, as of October 31, 2010, we had outstanding letters of credit at several other banks that total $1.5 million.

P. Senior Convertible Debentures

On July 2, 2004, we issued and sold $600 million aggregate principal amount of 0.5% senior convertible debentures due 2024 (“Debentures”). The Debentures paid interest at 0.50% per annum, payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2005. Each $1,000 principal amount of Debentures was convertible, at the option of the holders, into approximately 86.79 shares of our common stock prior to July 15, 2024 if (1) the price of our common stock traded above 130% of the conversion price for a specified duration, (2) the trading price of the Debentures was below a certain threshold, subject to specified exceptions, (3) the Debentures had been called for redemption, or (4) specified corporate transactions had occurred. None of the conversion triggers were met.

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

During fiscal 2009, in accordance with the terms of the Debentures, we offered to repurchase our outstanding Debentures. As a result, we purchased and retired the remaining $125.7 million face value of the Debentures under this plan for total cash consideration of $125.5 million, including less than $0.1 million of accrued interest.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

P. Senior Convertible Debentures (Continued)

During fiscal 2009 and 2008, we incurred interest expense of $3.2 million and $18.8 million, respectively, including the amortization of deferred financing costs related to the Debentures. During fiscal 2009, we made cash payments for interest of $0.6 million.

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

It is not possible to predict the maximum potential amount of future payments under these guarantees and indemnifications or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. To date, we have not been required to make any payment related to guarantees and indemnifications. We do not record a liability for potential litigation claims related to indemnification agreements with our Customers unless and until we conclude the likelihood of a material obligation is probable and estimable.

R. Commitments and Contingencies

As of October 31, 2010, we have various operating leases related to our facilities. These leases have minimum annual lease commitments of $13.0 million in fiscal 2011, $10.8 million in fiscal 2012, $6.5 million in fiscal 2013, $4.3 million in fiscal 2014, $3.8 million in fiscal 2015, and $4.1 million thereafter. We also have $26.9 million of minimum rentals to be received in the future from subleases.

Rent expense, net of sublease rental income, for operating and month-to-month leases was $12.8 million, $14.9 million, and $17.5 million, in fiscal 2010, 2009, and 2008, respectively.

During fiscal 2008, we issued $4.8 million of debt to finance leasehold improvements for our Bangalore, India product development facility. During fiscal 2009, we repaid this obligation in full. Interest expense in fiscal 2009 related to this debt was $0.3 million.

S. Legal Proceedings

SilverStream, which we acquired in July 2002, and several of its former officers and directors, as well as the underwriters who handled SilverStream’s two public offerings, were named as defendants in several class action complaints that were filed in July 2001. The complaints were filed by former stockholders of SilverStream who purchased shares of SilverStream common stock between August 16, 1999 and December 6, 2000. The original complaints were closely related to similar complaints brought against 309 other issuers and underwriters, and allege violations of U.S. Securities laws, including that there was undisclosed compensation received by the underwriters and that false information prepared by the underwriters resulted in hundreds of millions of dollars in damages to stockholders. A Consolidated Amended Complaint with respect to all of these complaints was filed in the U.S. District Court, Southern District of New York, on April 19, 2002. While we believe that SilverStream and its former officers and directors have meritorious defenses to the claims, various parties, including the many underwriters, participated in settlement discussions and reached a proposed settlement agreement. After notice to the plaintiff class, the settlement agreement received final approval from the Court on September 10, 2009. Certain parties have filed Notices of Appeal from the Court’s decision. We believe it is probable that any settlement payment will be covered by our insurance carrier. Thus, we do not believe that resolution of this litigation will have a material adverse effect on our financial position, results of operations or cash flows.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

S. Legal Proceedings (Continued)

On July 12, 2002, Amer Jneid and other related plaintiffs filed a complaint in the Superior Court of California, Orange County, alleging claims for breach of contract, fraud in the inducement, misrepresentation, infliction of emotional distress, rescission, slander and other claims against us in connection with our purchase of so-called “DeFrame” technology from the plaintiffs and two affiliated corporations (TriPole Corporation and Novetrix), and employment agreements that we entered into with the plaintiffs in connection with the purchase. The complaint sought unspecified damages, including punitive damages. The dispute (resulting in these claims) arises out of the plaintiffs’ assertion that we failed to properly account for license distributions which the plaintiffs claim would have entitled them to certain bonus payouts under the purchase and employment agreements. After a lengthy jury trial, the jury returned a verdict in favor of the various plaintiffs on certain contract claims and in favor of us on various remaining claims. We then pursued an appeal of the judgment and the related orders to the California Court of Appeals. We accrued $27.0 million in prior fiscal periods for this matter. As part of the appeal process and during the first quarter of fiscal 2008, we posted a $51.5 million bond in conjunction with our appeal of this judgment. On December 17, 2009, the California Court of Appeals reversed the judgment against us and remanded the case for a new trial. The Court of Appeals also awarded attorneys’ fees and costs to the plaintiffs related to certain discovery and trial related fees. Since the reversal by the Court of Appeals, the bond plus interest has been released back to us. In addition, the new trial court has awarded the plaintiffs’ certain fees and costs associated with the first trial in the total amount of $4.2 million. We anticipate pursuing an appeal of such award. Notwithstanding any such appeal, we have utilized a portion of the accrued funds to satisfy amounts that have now been paid to the plaintiffs. These payments have reduced our original accrual to $24.7 million as of October 31, 2010. Preparations for a new trial are now moving forward with the trial tentatively scheduled for January 2011. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position or results of operations.

On January 20, 2004, the SCO Group, Inc. (“SCO”) filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. Upon our motion, the action was removed to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. Our answer set forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. On February 3, 2006, SCO filed a Second Amended Complaint alleging that we had violated supposed non-competition provisions of the agreement under which we sold certain UNIX-related assets to SCO, that we infringed SCO’s copyrights, and that we are engaging in unfair competition by attempting to deprive SCO of the value of the UNIX technology. SCO sought to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and to cause us to pay actual, special and punitive damages in an amount to be proven at trial. As a result of SCO’s Second Amended Complaint, our wholly-owned subsidiary, SUSE Linux AG (“SUSE”), filed a demand for arbitration before the International Court of Arbitration in Zurich, Switzerland, pursuant to a “UnitedLinux Agreement” in which SCO and SUSE were parties. On August 10, 2007, the U.S. District Court Judge issued a Memorandum Decision and Order that granted us summary judgment against SCO on significant issues in the litigation. The District Court determined that we own the UNIX copyrights and dismissed certain of SCO’s claims against us. On September 14, 2007, SCO filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On July 16, 2008, the U.S. District Court issued Findings of Fact and Conclusions of Law wherein the Court determined that SCO did not have authority to enter into an agreement with Sun Microsystems, Inc. in 2003 (the “Sun Agreement”) and owed us $2.5 million plus prejudgment interest, of which we have since received $0.6 million. The Sun Agreement included SCO’s purported expansion of Sun’s rights to Unix source code and resulted in Sun’s distribution of Open Solaris. Based on the Court’s ruling, we believe that the purported license of Unix code is invalid. The Court further concluded that SCO’s licenses to Microsoft and other “SCOsource licensees” included an “incidental” license to Unix SVRX code and therefore we were not entitled to any proceeds from such licenses. On November 20, 2008, the U.S. District Court entered Final Judgment dismissing SCO’s remaining claims against us and awarded us $3.5 million. On November 25, 2008, SCO filed a Notice of Appeal from that decision to the U.S. Tenth Circuit Court of Appeals. On August 24, 2009, a three Judge Panel from the U.S. Tenth Circuit Court of Appeals issued an opinion that reversed in part and affirmed in part the District Court’s decision. The Circuit Court affirmed the award to us of $3.5 million but remanded the remainder of the case back to the District Court for trial on the issue of whether the UNIX copyrights had been or should be transferred to SCO. On August 25, 2009, the U.S. Bankruptcy Court entered an Order appointing an independent Chapter 11 Trustee to manage the SCO bankruptcy estate. On March 30, 2010, the U.S. District Court jury returned a verdict in our favor and determined that under the asset purchase agreement as amended, we retained the UNIX and UnixWare copyrights. SCO’s subsequent request to set aside the jury verdict was rejected by the Court as was SCO’s claims for immediate transfer of UNIX copyrights and a determination that we did not have authority to direct SCO to waive claims against certain SVRX licensees. On July 7, 2010, SCO filed a Notice of Appeal to the U.S. Tenth Circuit Court of Appeals. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

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

On October 11, 2007, IP Innovations (a patent litigation company), filed a complaint in the U.S. District Court for the Eastern District of Texas alleging that the distribution of Linux-based products by both Red Hat (a co-defendant in the case) and us violates certain U.S. Patents. Specifically, the complaint alleged that certain functionality within Linux related to the “user interface with multiple workspaces for sharing display system objects” infringed the plaintiff’s patents. The complaint sought unspecified damages and an injunction from further distribution of the alleged infringing technology. In prior periods, we accrued $1.3 million for this matter. On April 30, 2010, a U.S. District Court jury returned a verdict in our favor ruling that we did not infringe the patents in suit and, in addition, concluding that the patents were invalid on multiple grounds. As a result of this ruling, we released our accrual related to this matter during the second quarter of fiscal 2010. Plaintiff’s post-trial motion seeking to set aside the jury verdict was rejected by the U.S. District Court on October 13, 2010, and plaintiff did not pursue an appeal. Accordingly, we believe this matter is fully and finally resolved in our favor, and will, therefore, have no material adverse effect on our financial position, results of operations or cash flows.

In November and December 2010, individuals and/or entities claiming to be our stockholders filed putative class action lawsuits challenging our pending merger with Attachmate. As of December 7, 2010, ten actions had been filed in the Delaware Court of Chancery, one action had been filed in the Superior Court of Massachusetts, and three actions had been filed in the United States District Court for the District of Massachusetts. All of the actions are brought against the members of our Board of Directors, and all but one of the actions also name us as a defendant. In addition: (i) all of the actions except for one name Attachmate as a defendant; (ii) all of the actions except for two name Merger Sub as a defendant; (iii) seven of the actions name CPTN as a defendant; (iv) three of the actions name Microsoft and Elliott Associates, L.P. as defendants; (v) two of the actions name our Senior Vice President and Chief Financial Officer as a defendant; and (vi) one of the actions names “Golden Gate Private Equity,” “Francisco Partners,” and “Thoma Cressey Bravo,” as defendants.

The plaintiffs allege, among other things, that our directors failed to fulfill their fiduciary duties with regard to our pending merger with Attachmate by failing to maximize our value to our public stockholders and that the entities named in the complaints aided and abetted those alleged breaches. Two of the actions also allege, among other things, that our directors failed to fulfill their fiduciary duties with regard to the pending patent sale to CPTN. The plaintiffs seek orders that, among other things, certify the cases as class actions, enjoin our merger with Attachmate, award plaintiffs and the putative class damages in the event that our merger with Attachmate is consummated, and award plaintiffs costs and expenses, including attorneys’ fees. We believe that there are substantial legal and factual defenses to the claims and intend to pursue them vigorously. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our financial position, results of operations or cash flows.

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

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

T. Stockholders’ Equity

Stock Repurchase

On May 13, 2008, our Board of Directors authorized the repurchase of up to $100.0 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during fiscal 2010 or 2009. As of October 31, 2010, 11.6 million shares of common stock have been repurchased and retired under this program at an average price of $5.75 per share. The total amount paid for the repurchase of our common stock was $66.8 million, leaving $33.2 million remaining to be repurchased under the current Board authorization. The Merger Agreement generally restricts, subject to certain limited exceptions, including, without limitation, Attachmate’s prior written consent, our ability to repurchase our outstanding common stock during the interim period between the execution of the Merger Agreement and the consummation of the merger (or the date on which the Merger Agreement is earlier terminated) (See Note Z, “Subsequent Events”).

Preferred Stock

We have 500,000 authorized shares of Preferred Stock with a par value of $0.10 per share, none of which were issued or outstanding at October 31, 2010 or October 31, 2009.

The 2009 Plan

In fiscal 2009, our stockholders approved the Novell, Inc. 2009 Omnibus Incentive Plan (“2009 Plan”). No new awards can be granted under our prior plans; however, we continue to manage outstanding awards under those plans, which are discussed in more detail below.

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

The 2009 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, and other cash-based and stock-based awards. It also provides for the issuance of common stock equivalents (“CSEs”). As of October 31, 2010, a total of 11.5 million potential shares from stock awards were outstanding.

As of October 31, 2010, 51.6 million shares are authorized under the 2009 Plan, of which 37.0 million shares are available for grant. For purposes of determining future shares available for grant, shares granted as full value awards, including restricted stock units and restricted stock, reduce the shares available for grant by 1.5 shares. All other types of grants reduce the shares available for grant by one share. We currently expect that under the 2009 Plan we will continue substantially the same stock-based compensation practices followed under prior plans. Stock options are granted with prices at fair market value on the grant date, defined in the 2009 Plan as the closing price of our stock on the day prior to grant and generally expire eight years from the date of grant. Upon vesting, restricted stock units are automatically converted into shares of common stock on a one-for-one basis without the payment of any additional consideration. Restricted stock is deemed outstanding at grant, but subject to a repurchase right held by us until the restricted stock award vests. CSEs may be issued to non-employee members of our Board of Directors who elect to have all or a portion of their board retainer fees deferred through the purchase of CSEs. The purchase price for CSEs is equal to the fair market value (as defined in the 2009 Plan) of our common stock on the date of purchase. Participating board members who defer compensation into the award of CSEs specify the future date, within specified parameters, that such CSEs will be converted into shares of our common stock.

Prior Stock Plans

The 1991 Stock Plan, 2000 Stock Plan, 2000 Nonqualified Stock Option Plan, Novell/SilverStream 1997 Stock Option Plan, and Novell/SilverStream 2001 Stock Option Plan were all suspended by the approval of the 2009 Plan. No new awards can be granted under these plans; however, we continue to manage outstanding awards under all of these plans. Shares granted from these plans include nonqualified stock options, incentive stock options, restricted stock units, restricted stock, and CSEs. As of October 31, 2010, a total of 18.9 million potential shares from stock awards were authorized and outstanding. Shares outstanding from these plans that are forfeited, cancelled, expire or are otherwise not converted into common shares are available for grant under the 2009 Plan. Shares that are converted into common stock through exercise or release and then surrendered for payment of the exercise price or tax obligations are considered cancelled and are not available for grant.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

T. Stockholders’ Equity (Continued)

Expired Plans

The Stock Option Plan for Non-Employee Directors (the “Director Plan”) expired in April 2008. As of October 31, 2010, a total of 0.6 million potential shares from stock awards remain authorized and outstanding. Options previously granted under this plan that have not yet expired or otherwise become unexercisable continue to be administered under the Director Plan, and any portions that expire or become unexercisable under this expired plan for any reason shall be cancelled and be unavailable for future issuance.

A summary of the status of our stock award plans as of October 31, 2010, 2009 and 2008 is presented below.

	Fiscal 2010		Fiscal 2009		Fiscal 2008
(Number of awards in thousands)	Number of Awards	Weighted- Average Exercise Price	Number of Awards	Weighted- Average Exercise Price	Number of Awards	Weighted- Average Exercise Price

Outstanding at beginning of year	30,451	$4.73	32,921	$4.84	39,070	$5.71
Granted:
Price at fair value	5,330	4.36	4,153	3.70	3,902	6.62
Price at less than fair value	5,907	0.00	3,007	0.00	5,050	0.00
Exercised	(5,288)	1.67	(4,548)	0.41	(4,982)	2.29
Cancelled:
Forfeited	(2,003)	3.26	(2,060)	3.14	(2,590)	3.16
Expired	(3,464)	8.53	(3,022)	7.42	(7,529)	9.30

Outstanding at end of year	30,933	$3.96	30,451	$4.73	32,921	$4.84

Exercisable at end of year	12,535	$6.30	15,892	$6.70	16,724	$6.71

The following table summarizes information about stock awards outstanding at October 31, 2010:

	Awards Outstanding			Awards Exercisable
(Number of awards in thousands)	Number of Awards	Weighted- Average Remaining	Weighted- Average	Number of Awards	Weighted- Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.00 – $3.64	12,585	2.65	$1.01	1,442	$3.23
$3.64 – $3.99	3,788	5.78	3.95	973	3.85
$3.99 – $4.68	3,611	5.08	4.62	1,197	4.65
$4.68 – $5.55	2,354	2.36	5.49	2,310	5.50
$5.55 – $6.44	2,398	4.01	6.06	1,742	6.10
$6.44 – $6.71	2,347	4.89	6.70	1,176	6.69
$6.71 – $9.62	2,296	3.51	7.78	2,141	7.83
$9.62 – $11.26	1,554	1.18	10.97	1,554	10.97

Total	30,933	3.56	$3.96	12,535	$6.30

The following table summarizes general information as of October 31, 2010 and October 31, 2009:

(Number of shares and awards in thousands)	October 31, 2010	October 31, 2009
Awards available for future grants	37,002	45,740
Shares of common stock outstanding	351,576	347,073
Awards granted during the year as a percentage of outstanding common stock	3.2%	2.1%

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

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

T. Stockholders’ Equity (Continued)

Under the Purchase Plan, we issued 0.3 million and 0.2 million shares to employees in fiscal 2009 and 2008, respectively.

Shares Reserved for Future Issuance

As of October 31, 2010, there were 71.0 million shares of common stock reserved for issuance under our stock award plans. Except for awards outstanding as of the date of the Merger Agreement, the Merger Agreement generally restricts, subject to certain limited exceptions, including, without limitation, Attachmate’s prior written consent, our ability to issue shares of our common stock during the interim period between the execution of the Merger Agreement and the consummation of the merger (or the date on which the Merger Agreement is earlier terminated) (See Note Z, “Subsequent Events”).

U. Stock-Based Compensation

Our consolidated statements of operations include the following amounts of stock-based compensation expense in the respective captions:

	Fiscal Year Ended October 31,
(In thousands)	2010	2009	2008
Cost of revenue	$3,053	$2,649	$3,621

Sales and marketing	8,038	7,015	10,134
Product development	8,227	9,332	10,363
General and administrative	9,739	6,885	9,700

Operating expenses	26,004	23,232	30,197

Total stock-based compensation expense	$29,057	$25,881	$33,818

Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 1.7 years was $38.1 million at October 31, 2010.

The benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow. In fiscal 2010 and 2008, this requirement decreased our net operating cash flows and increased our net financing cash flows by $2.2 million and $18.5 million, respectively. In fiscal 2009, this requirement increased our net operating cash flows and decreased our net financing cash flows by $2.8 million.

Stock Plans

All stock-based compensation awards are administered under one of the stock award plans discussed in Note T, “Stockholders’ Equity.” When granting stock options, we grant nonstatutory options at fair market value on the date of grant (defined as the closing price on the day prior to the grant date). We also grant restricted stock and restricted stock units.

Time-Based Stock Awards

Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during fiscal 2010, 2009, and 2008 are shown below:

	Fiscal Year Ended October 31,
	2010	2009	2008
Expected volatility	42%	55%	37%
Expected dividends	0%	0%	0%
Expected term	4.9 years	4.7 years	4.0 years
Risk-free interest rate	1.1 – 2.6%	0.9 – 3.0%	2.9 – 4.7%

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

The estimated pre-vesting forfeiture rate used for fiscal 2010, 2009 and 2008 was 10%, which was based on historical rates and forward-looking factors. We adjust the estimated forfeiture rate to our actual experience upon vesting or as additional information about future forfeitures become available.

A summary of the time-based stock awards, which include stock options, restricted stock, and restricted stock units, as of October 31, 2010, and changes during the fiscal year then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Stock Awards
Outstanding at November 1, 2009	25,156	$4.81
Granted:
Price equal to fair market value	5,330	4.36
Price less than fair market value	4,677	—
Exercised or released	(4,243)	2.08
Forfeited or expired	(4,524)	6.74

Outstanding at October 31, 2010	26,396	$3.97	3.32	$64,629

Exercisable at October 31, 2010	11,929	$6.27	2.63	$8,482

The weighted-average grant-date fair value of time-based stock awards granted during fiscal 2010 was $3.27. The total intrinsic value of awards exercised or released during fiscal 2010 was $14.5 million. As of October 31, 2010, there was $36.8 million of unrecognized stock-based compensation cost related to time-based stock awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

The fair value of each performance-based option was estimated using the closing price of our stock on the day prior to grant utilizing the Black-Scholes option valuation model without consideration of the performance measures. The inputs for expected volatility, expected term, expected dividends, and risk-free interest rate used in estimating the fair value of performance-based awards in fiscal 2010 are the same as those noted above under time-based stock awards.

We have issued restricted stock units to executives that will vest based on the achievement of certain stock price targets. The stock-based compensation cost and derived service periods for these restricted stock units were estimated using the Monte Carlo simulation method, utilizing a volatility of 46.4% and a risk-free rate of 2.9%. The weighted-average fair value of these awards is $3.25 and the derived service periods range from approximately one year to approximately two and one-third years. During the second quarter of fiscal 2010, one-third of the market award vested due to the achievement of the target applicable to that portion of the award. This resulted in the recognition of $1.4 million in stock-based compensation during fiscal 2010 related to that portion of the award. If the remaining targets are not met, the restricted stock units will expire on the seventh anniversary of the grant date and will not convert into shares of common stock.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U. Stock-Based Compensation (Continued)

A summary of the performance-based options, restricted stock units and market-condition restricted stock units as of October 31, 2010, and changes during the fiscal year then ended, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Stock Awards
Outstanding at November 1, 2009	3,393	$4.24
Fair value determined during year	865	4.88
Granted:
Price less than fair market value	1,230	—
Exercised or released	(1,045)	—
Forfeited or expired	(942)	5.93

Outstanding at October 31, 2010	3,501	3.72	4.88	$10,626

Exercisable at October 31, 2010	606	$6.91	3.76	$—

The weighted-average grant-date fair value of market-based awards granted during fiscal 2010 was $3.25. No new performance awards were granted during fiscal 2010. The total intrinsic value of performance and market-based awards exercised or released during fiscal 2010 was $5.0 million. As of October 31, 2010, there was $1.3 million of unrecognized compensation cost related to performance and market-based awards. That cost is expected to be recognized ratably over a one to two year period.

As of October 31, 2010, there were 1.0 million performance stock awards that have been granted and remain outstanding but have not yet been valued because all of the conditions necessary to establish the grant date for U.S. GAAP purposes have not yet occurred. The grant date of these stock awards will occur once budgets are approved by our Board of Directors for the respective years specified in the performance targets.

V. Employee Savings and Retirement Plans

We adopted a 401(k) savings and retirement plan in December 1986. The plan covers all of our U.S. employees who are 21 years of age or older who are scheduled to complete 1,000 hours of service during any consecutive 12-month period. Our 401(k) savings and retirement plan allows us to contribute an amount equal to 100% of each employee’s contribution up to the higher of 4% of the employee’s compensation or the maximum contribution allowed by tax laws. We made matching contributions on our 401(k) savings and retirement plan and other retirement plans of $12.9 million, $15.7 million, and $15.3 million, in fiscal 2010, 2009, and 2008, respectively. Fiscal 2010 was lower than fiscal 2009 and 2008 in part due to a suspension of matching contributions during the first half of fiscal 2010 as part of a broader cost-saving plan.

The defined benefit pension plan sponsored by one of our German subsidiaries covers 74 current employees and 220 former employees or retirees as of October 31, 2010. The plan was closed to new members as of November 2004. Actuarial gains or losses are being amortized over a 17.5 year period, and the amortization charges are included within the overall net periodic pension costs, which are charged to the statements of operations.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

V. Employee Savings and Retirement Plans (Continued)

Other plan information is as follows:

(In thousands)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Change in benefit obligation
Benefit obligation at beginning of fiscal year	$13,103	$10,534	$13,204
Service cost	428	464	610
Interest cost	721	699	692
Actuarial loss (gain)	4,371	(180)	(2,617)
Benefits paid	(38)	(39)	(29)
Foreign exchange	(790)	1,625	(1,326)

Benefit obligation at end of fiscal year	$17,795	$13,103	$10,534

Accrued benefit cost	$(17,795)	$(13,103)	$(10,534)

Components of accumulated other comprehensive income
Pension transition obligation	$(413)	$(531)	$(540)
Pension actuarial (loss) gain	(26)	4,929	4,183

Total recognized in accumulated other comprehensive income	$(439)	$4,398	$3,643

		Fiscal Year Ended October 31,
(Dollars in thousands)		2010	2009
Weighted-average assumptions
Discount rate		4.6%	6.0%
Rate of salary increase		3.0%	3.0%
Post-retirement pension increases		2.0%	2.0%
Net periodic pension cost		$1,492	$1,146

As the amount of amortization of the pension components of accumulated other comprehensive income is anticipated to be insignificant to the consolidated financial statements, there will be no amortization in fiscal 2011. Estimated benefit payments for fiscal 2011, 2012, 2013, 2014, 2015 and thereafter are $46 thousand, $50 thousand, $101 thousand, $133 thousand, $145 thousand, and $1.1 million, respectively. At October 31, 2010, we had assets valued at $16.2 million designated to fund the German pension obligation, which do not qualify as plan assets.

We also have other retirement plans in certain foreign countries in which we employ personnel. Each plan is consistent with local laws and business practices.

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

W. Income (Loss) Per Share From Continuing Operations

The following table reconciles the numerators and denominators of the income (loss) per share calculation for fiscal 2010, 2009, and 2008:

	Fiscal Year Ended October 31,
(In thousands, except per share data)	2010	2009	2008

Basic income (loss) per share from continuing operations computation:
Income (loss) from continuing operations	$377,366	$(214,640)	$(12,339)

Weighted-average common shares outstanding, excluding unvested restricted stock	349,741	345,493	350,207

Basic income (loss) per share from continuing operations	$1.08	$(0.62)	$(0.04)

Diluted income (loss) per share from continuing operations computation:
Income (loss) from continuing operations	$377,366	$(214,640)	$(12,339)

Weighted-average common shares outstanding, excluding unvested restricted stock	349,741	345,493	350,207
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock units, unvested restricted stock, and other share plans	3,706	—	—

Total adjusted weighted-average common shares restricted stock	353,447	345,493	350,207

Diluted income (loss) per share from continuing operations	$1.07	$(0.62)	$(0.04)

Incremental shares of 2.3 million and 1.5 million attributable to the assumed exercise of outstanding awards with exercise prices that were below the average market price (“in-the-money”) were not included in the calculation of diluted loss per share for fiscal 2009 and 2008, respectively, as their effect would have been anti-dilutive due to the loss in those periods. Incremental shares attributable to options with exercise prices that were at or greater than the average market price (“out-of-the-money”) at October 31, 2010, 2009, and 2008 were also excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. At October 31, 2010, 2009, and 2008, there were 15.1 million, 22.0 million, and 16.1 million out-of-the-money options, respectively.

X. Comprehensive Income

Our accumulated other comprehensive income is comprised of the following:

		Fiscal Year Ended October 31,
(In thousands)		2010	2009
Net unrealized gain on investments		$8,773	$11,018
Pension actuarial (loss) gain		(26)	4,929
Pension transition obligation		(413)	(531)
Cumulative translation adjustment		490	5,566

Total accumulated other comprehensive income		$8,824	$20,982

Changes to accumulated other comprehensive income are as follows:
	Fiscal Year Ended October 31,
(In thousands)	2010	2009	2008
Total change in gross unrealized gain/loss on investments during the year	$(6,870)	$15,601	$(9,631)
Adjustment for net realized gains (losses) on investments included in net loss	4,625	(1,799)	6,029

Net change in unrealized gain/loss on investments	(2,245)	13,802	(3,602)
Pension adjustment	(4,837)	755	2,234
Cumulative translation adjustments	(5,076)	23,554	(52,859)

Total change to other comprehensive income	$(12,158)	$38,111	$(54,227)

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

X. Comprehensive Income (Continued)

In fiscal 2010, we released a portion of the valuation allowance on the capital loss carryforward deferred tax assets such that there was no net tax impact on our unrealized gain/loss on investments. The other components of accumulated other comprehensive income were not tax affected due to the fact that the related deferred tax assets were fully reserved at October 31, 2010, 2009, and 2008. We continue to maintain a valuation allowance on selected U.S. federal, state and international net deferred tax assets.

Y. Segment Information

During the first quarter of fiscal 2010, our former Open Platform Solutions, Identity and Security Management, and Systems and Resource Management business unit segments were consolidated to form the new SMOP business unit segment (See Note A, “Summary of Business Operations,” for more information on our business unit segment structural and management reorganization).

Our performance is evaluated by our chief executive officer and our other chief decision makers based on reviewing revenue and operating income (loss) information for each business unit segment. Our software and services are sold both directly by our business unit segments and indirectly through original equipment manufacturers, resellers, and distributors who sell to end users.

Operating results by segment are as follows:

	Fiscal 2010
(In thousands)	Net Revenue	Gross Profit	Operating Income (Loss)
SMOP	$502,025	$384,029	$(13,836)
CS	309,846	262,185	145,326
Common unallocated operating costs	—	(7,948)	(47,053)

Total per statements of operations	$811,871	$638,266	$84,437

	Fiscal 2009
(In thousands)	Net Revenue	Gross Profit	Operating Income (Loss)
SMOP(a)	$512,836	$393,461	$(303,957)
CS	349,349	294,526	163,784
Common unallocated operating costs	—	(12,633)	(66,319)

Total per statements of operations	$862,185	$675,354	$(206,492)

	Fiscal 2008
(In thousands)	Net Revenue	Gross Profit	Operating Income (Loss)
SMOP	$542,068	$387,886	$(90,028)
CS	414,445	346,226	187,119
Common unallocated operating costs	—	(12,838)	(92,315)

Total per statements of operations	$956,513	$721,274	$4,776

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

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Y. Segment Information (Continued)

Below is a table detailing our revenue by our business unit segments:

	Fiscal Year Ended October 31,
(In thousands)	2010	2009	2008
Net revenue:
SMOP:
Linux platform products	$144,411	$149,162	$123,386
Other open platform products	8,197	7,717	9,740
Identity, access and compliance management products	123,145	112,248	124,277
Other identity and security management products	6,342	8,802	12,968
Systems and resource management products	156,051	160,769	170,166
Services	63,879	74,138	101,531

Total SMOP	502,025	512,836	542,068

CS:
OES and NetWare-related products	165,625	177,756	205,875
Collaboration products	86,837	99,945	113,782
Other collaboration solutions products	33,042	41,265	45,282
Services	24,342	30,383	49,506

Total CS	309,846	349,349	414,445

Total net revenue	$811,871	$862,185	$956,513

Geographic Information

Our revenue is generated from all parts of the world. In fiscal 2010 and 2009, revenue from customers residing in Germany accounted for 10% of our net revenue. No other country outside of the U.S. accounted for 10% or more of our net revenue in any period. For purposes of the table below we have grouped our revenue as follows:

•	U.S.
•	Rest of Americas – includes Canada and South America
•	EMEA – includes Europe, Middle East, and Africa
•	Asia Pacific – includes China, Southeast Asia, Australia, New Zealand, Japan and India

	Fiscal Year Ended October 31,
(In thousands)	2010	2009	2008
Net revenue:
U.S.	$387,192	$424,606	$461,400
Rest of Americas	56,649	55,011	70,534
EMEA	290,589	300,883	343,255
Asia Pacific	77,441	81,685	81,324

Total foreign revenue	424,679	437,579	495,113

Total net revenue	$811,871	$862,185	$956,513

Long-lived assets at fiscal year end (1):
U.S.	$115,671	$124,346	$121,459
Rest of Americas	7,999	9,901	10,811
EMEA	29,537	33,300	37,431
Asia Pacific	2,826	2,912	5,277

Total foreign long-lived assets at fiscal year end	40,362	46,113	53,519

Total long-lived assets at fiscal year end	$156,033	$170,459	$174,978

NOVELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Y. Segment Information (Continued)

Reconciliation of long-lived assets to total assets is as follows:

(In thousands)	October 31, 2010	October 31, 2009
Long-lived assets (1)	$156,033	$170,459
Goodwill and intangible assets, net	382,161	392,654
Deferred income taxes	243,583	26,717
Other long-term assets	46,797	48,706
Current assets	1,397,424	1,264,372

Total assets	$2,225,998	$1,902,908

(1)	Long-lived assets in this context is defined in the segment reporting accounting guidance as tangible long-lived assets and for us are comprised entirely of our property, plant and equipment, net.

In fiscal 2010, 2009, and 2008, sales to international customers were $424.7 million, $437.6 million, and $495.1 million, respectively. In fiscal 2010, 2009, and 2008, revenue in EMEA accounted for 68%, 69%, and 69%, of our total international revenue, respectively. There were no customers who accounted for more than 10% of revenue in any period. The risks associated with operating a global business are discussed in Part I, Item 1A. “Risk Factors,” of this Form 10-K.

Z. Subsequent Events

On November 21, 2010, we entered into a Merger Agreement with Attachmate and Merger Sub. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and a wholly-owned subsidiary of Attachmate. Pursuant to the terms of the Merger Agreement, at the time the merger is effective, each issued and outstanding share of our common stock, other than treasury shares, shares held by Attachmate, Merger Sub or any other direct or indirect wholly-owned subsidiary of Attachmate or us and shares held by stockholders who perfect their appraisal rights, will be converted into the right to receive $6.10 in cash, without interest and less any applicable withholding taxes. Consummation of the merger is subject to certain conditions to closing, including, among others, (i) the approval by our stockholders; (ii) the expiration or termination of the waiting period (and any extensions thereof) applicable to the consummation of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and certain other antitrust laws; (iii) the absence of any law, order or other action enjoining or otherwise prohibiting consummation of the merger; (iv) the absence of a material adverse effect on us; (v) the closing of the transactions contemplated by the Patent Purchase Agreement; (vi) the accuracy of the parties’ respective representations and warranties; (vii) the parties’ respective compliance with agreements and covenants contained in the Merger Agreement; and (viii) the availability to us and our subsidiaries of cash and cash equivalents equal to approximately $1.03 billion. We are working towards completing the merger as quickly as possible and currently expect to consummate the merger in the first calendar quarter of 2011.

Also on November 21, 2010, we entered into a Patent Purchase Agreement with CPTN. The Patent Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Patent Purchase Agreement, we will sell to CPTN all of our right, title and interest in 882 issued patents and patent applications for $450 million in cash. Consummation of the patent sale is subject to certain conditions to closing, including, among others, (i) the expiration or termination of the waiting period applicable to the consummation of the patent sale under the HSR Act and certain other antitrust laws; and (ii) the satisfaction or waiver of each of the conditions to the consummation of the merger (other than the closing of the patent sale), and the parties to the Merger Agreement shall be ready, willing and able to consummate the merger, immediately after the closing of the patent sale.

NOVELL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Novell, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Novell, Inc. and its subsidiaries at October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note L to the consolidated financial statements, the Company changed the manner in which it accounts for unrecognized tax benefits in fiscal 2008 and business combinations in fiscal 2010.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

December 13, 2010

NOVELL, INC.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

Unaudited

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal Year Ended October 31, 2010
Net revenue	$202,366	$204,014	$198,980	$206,511	$811,871
Gross profit	158,648	162,702	155,473	161,443	638,266
Income from continuing operations before taxes	28,095	25,089	23,955	24,948	102,087
Income from continuing operations	20,189	19,912	15,677	321,588	377,366
Net income	20,189	19,912	15,677	322,198	377,976
Income from continuing operations per share, basic	$0.06	$0.06	$0.04	$0.92	$1.08
Income from continuing operations per share, diluted	$0.06	$0.06	$0.04	$0.90	$1.07
Net income per share, basic	$0.06	$0.06	$0.04	$0.92	$1.08
Net income per share, diluted	$0.06	$0.06	$0.04	$0.91	$1.07
Fiscal Year Ended October 31, 2009
Net revenue	$214,871	$215,595	$216,084	$215,635	$862,185
Gross profit	167,974	170,313	169,101	167,966	675,354
Income (loss) from continuing operations before taxes	16,008	17,828	20,508	(258,318)	(203,974)
Income (loss) from continuing operations	9,641	15,051	16,357	(255,689)	(214,640)
Net income (loss)	10,677	15,617	16,659	(255,689)	(212,736)
Income (loss) from continuing operations per share, basic	$0.03	$0.04	$0.05	$(0.74)	$(0.62)
Income (loss) from continuing operations per share, diluted	$0.03	$0.04	$0.05	$(0.74)	$(0.62)
Net income (loss) per share, basic	$0.03	$0.05	$0.05	$(0.74)	$(0.62)
Net income (loss) per share, diluted	$0.03	$0.05	$0.05	$(0.74)	$(0.62)

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment using those criteria, our management concluded that, as of October 31, 2010, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of October 31, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which appears under Item 8.

Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting occurred during our fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

NOVELL, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors is incorporated by reference to the information contained in the section captioned “Election of Directors” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of our fiscal year. In the event that our definitive proxy statement for our 2011 Annual Meeting of Stockholders is not filed within 120 days after the end of our fiscal year, we expect to file an amendment to this Annual Report on Form 10-K within such time. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of our fiscal year. In the event that our definitive proxy statement for our 2011 Annual Meeting of Stockholders is not filed within 120 days after the end of our fiscal year, we expect to file an amendment to this Annual Report on Form 10-K within such time.

Information about our Code of Business Ethics governing our employees, including our Chief Executive Officer and our Chief Financial Officer and Principal Accounting Officer, and the Non-Employee Director Code of Ethics governing our Directors, is incorporated by reference to the information contained in the section captioned “Corporate Governance — Codes of Ethics” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of our fiscal year. In the event that our definitive proxy statement for our 2011 Annual Meeting of Stockholders is not filed within 120 days after the end of our fiscal year, we expect to file an amendment to this Annual Report on Form 10-K within such time. Our Code of Business Ethics meets the definition of “code of ethics” under the rules and regulations of the SEC and is posted on our website at http://www.novell.com/company/ir/cg through the Corporate Governance page.

Information regarding material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors, if any, is incorporated by reference to the information contained in the section captioned “Corporate Governance — Director Nominations” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of our fiscal year. In the event that our definitive proxy statement for our 2011 Annual Meeting of Stockholders is not filed within 120 days after the end of our fiscal year, we expect to file an amendment to this Annual Report on Form 10-K within such time.

Information about our Audit Committee, including the members of the Audit Committee and our Audit Committee financial experts, is incorporated by reference to the information contained in the section captioned “Corporate Governance — Board Committees” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of our fiscal year. In the event that our definitive proxy statement for our 2011 Annual Meeting of Stockholders is not filed within 120 days after the end of our fiscal year, we expect to file an amendment to this Annual Report on Form 10-K within such time.

The balance of the information required by this item is contained in the discussion entitled, “Executive Officers of the Registrant” in Part I of this Form 10-K.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of our fiscal year. In the event that our definitive proxy statement for our 2011 Annual Meeting of Stockholders is not filed within 120 days after the end of our fiscal year, we expect to file an amendment to this Annual Report on Form 10-K within such time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Share Ownership by Principal Stockholders, Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of our fiscal year. In the event that our definitive proxy statement for our 2011 Annual Meeting of Stockholders is not filed within 120 days after the end of our fiscal year, we expect to file an amendment to this Annual Report on Form 10-K within such time.

NOVELL, INC.

PART III

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Corporate Governance – Related Person Transactions Policy and Procedures,” “Corporate Governance – Transaction with Related Person,” and “Corporate Governance – Board of Directors and Director Independence” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of our fiscal year. In the event that our definitive proxy statement for our 2011 Annual Meeting of Stockholders is not filed within 120 days after the end of our fiscal year, we expect to file an amendment to this Annual Report on Form 10-K within such time.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information contained in the section captioned “Information About Our Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of our fiscal year. In the event that our definitive proxy statement for our 2011 Annual Meeting of Stockholders is not filed within 120 days after the end of our fiscal year, we expect to file an amendment to this Annual Report on Form 10-K within such time.

NOVELL, INC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1.) Financial Statements:

The following documents are filed as a part of this Annual Report on Form 10-K for Novell, Inc.:

Consolidated Statements of Operations for the fiscal years ended October 31, 2010, October 31, 2009 and October 31, 2008.

Consolidated Balance Sheets at October 31, 2010 and October 31, 2009.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended October 31, 2010, October 31, 2009 and October 31, 2008.

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2010, October 31, 2009 and October 31, 2008.

Notes to Consolidated Financial Statements.

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

(2.) Financial Statement Schedules:

The following consolidated financial statement schedule is included on page 112 of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

Schedules other than that listed above are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(3.) Exhibits:

A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 113 of this Form 10-K, which immediately precedes such exhibits, and is incorporated herein by reference.

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

Date: December 13, 2010

NOVELL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ RONALD W. HOVSEPIAN	President, Chief Executive Officer and Director	December 13, 2010
Ronald W. Hovsepian	(Principal Executive Officer)

/S/ DANA C. RUSSELL	Senior Vice President and Chief Financial	December 13, 2010
Dana C. Russell	Officer (Principal Financial and Accounting Officer)

/S/ ALBERT AIELLO	Director	December 13, 2010
Albert Aiello

/S/ FRED CORRADO	Director	December 13, 2010
Fred Corrado

/S/ RICHARD L. CRANDALL	Director	December 13, 2010
Richard L. Crandall

/S/ GARY G. GREENFIELD	Director	December 13, 2010
Gary G. Greenfield

/S/ JUDITH HAMILTON	Director	December 13, 2010
Judith Hamilton

/S/ PATRICK S. JONES	Director	December 13, 2010
Patrick S. Jones

/S/ RICHARD L. NOLAN	Director	December 13, 2010
Richard L. Nolan

/S/ JOHN W. PODUSKA, SR.	Director	December 13, 2010
John W. Poduska, Sr.

NOVELL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable Allowance

(In thousands)	Balance at Beginning of Period	Additions Charged to Return Allowances	Additions Charged to Bad Debt Allowances	Additions from Acquisition	Deductions from Return Allowances	Deductions from Bad Debt Allowances	Balance at End of Period
Fiscal year ended
October 31, 2008	$3,897	$1,920	$266	$43	$1,760	$687	$3,679
October 31, 2009	3,679	1,783	593	—	1,948	22	4,085
October 31, 2010	$4,085	$941	$113	$—	$2,010	$868	$2,261

Deferred Tax Valuation Allowance

(In thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
Fiscal year ended
October 31, 2008	$408,422	$165	$22,303	$21,671	$409,219
October 31, 2009	409,219	2,131	57,356	8,911	459,795
October 31, 2010	$459,795	$—	$1,724	$291,157	$170,362

NOVELL, INC.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 21, 2010, by and among the Registrant, Attachmate Corporation and Longview Software Acquisition Corp. (29) (Exhibit 2.1)

3.1	Restated Certificate of Incorporation. (1) (Exhibit 3.1) and (2) (Exhibit 3.1)

3.2	By-Laws. (4) (Exhibit 3.2)

4.1	Form of certificate representing the shares of Novell common stock. (5) (Exhibit 4.3)

4.2	Indenture, dated as of July 2, 2004, between the Registrant and Wells Fargo Bank, National Association, as Trustee. (6) (Exhibit 4.1)

4.3	First Supplemental Indenture, dated as of November 9, 2006, between the Registrant and Wells Fargo Bank, National Association, as Trustee. (7) (Exhibit 99.2)

10.1	Registration Rights Agreement, dated July 2, 2004, between the Registrant and Citigroup Global Markets Inc., for itself and on behalf of certain purchasers. (6) (Exhibit 10.1)

10.2*	Novell, Inc. 1989 Employee Stock Purchase Plan (As Amended April 17, 2001). (8) (Exhibit 4.1)

10.3*	Novell, Inc. 1991 Stock Plan (As Amended April 12, 1995). (9) (Exhibit 4.3)

10.4*	Novell, Inc. 2000 Stock Plan (As Amended April 3, 2003 and May 13, 2008). (23) (Exhibit 10.1)

10.5*	Novell, Inc. 2000 Nonstatutory Stock Option Plan. (10) (Exhibit 4.1)

10.6*	Novell, Inc. Stock Option Plan for Non-Employee Directors (As Amended January 12, 1996). (11) (Exhibit 4.1)

10.7*	Novell, Inc./SilverStream Software, Inc. Amended and Restated 1997 Stock Incentive Plan. (12) (Exhibit 4.2)

10.8*	Novell, Inc./SilverStream Software, Inc. 2001 Stock Incentive Plan. (12) (Exhibit 4.3)

10.9*	Novell, Inc./SilverStream Software, Inc./Bondi Software, Inc. Employee Stock Option Plan, As Amended, Effective November 1, 1999. (12) (Exhibit 4.5)

10.10*	Novell, Inc. 2009 Omnibus Incentive Plan. (13)

10.11*	Form of Restricted Stock Unit Agreement. (27) (Exhibit 10.4)

10.12*	Form of Restricted Stock Unit Agreement. (27) (Exhibit 10.1)

10.13*	Form of Restricted Stock Agreement. (27) (Exhibit 10.2)

10.14*	Form of Restricted Stock Unit Grant Agreement. (15) (Exhibit 10.6)

10.15*	Form of Restricted Stock Unit Agreement. (14) (Exhibit 10.2)

10.16*	Form of Restricted Stock Unit Agreement. (14) (Exhibit 10.3)

10.17*	Form of Nonqualified Stock Option Grant Agreement. (27) (Exhibit 10.3)

10.18*	Form of 2010 Restricted Stock Unit Agreement. (27) (Exhibit 10.5)

10.19*	Form of Nonqualified Stock Option Grant Agreement. (15) (Exhibit 10.5)

10.20*	Form of Nonqualified Stock Option Grant Agreement. (14) (Exhibit 10.4)

10.21*	Form of Nonqualified Stock Option Grant Agreement. (14) (Exhibit 10.5)

10.22*	Novell, Inc. Stock-Based Deferred Compensation Plan (As Amended and Restated, Effective January 1, 2009). (17) (Exhibit 10.4)

10.23*	Novell, Inc. Stock-Based Deferred Compensation Plan -- Stock Purchase Assistance Subplan, Effective as of October 14, 2004. (16) (Exhibit 10.13)

10.24*	First Amendment to the Novell, Inc. Deferred Compensation Plan (As Amended and Restated, Effective January 1, 2005 for Internal Revenue Code Section 409A). (18) (Exhibit 10.1)

10.25*	Severance Agreement, dated as of May 29, 2003, between the Registrant and Ronald W. Hovsepian. (19) (Exhibit 10.17)

10.26*	Amendment 2005-1 to Severance Agreement, dated as of October 31, 2005, between the Registrant and Ronald W. Hovsepian. (20) (Exhibit 10.18)

NOVELL, INC.

EXHIBIT INDEX (Continued)

10.27*	Severance Agreement, dated as of November 28, 2005, between the Registrant and Jeffrey M. Jaffe. (20) (Exhibit 10.23)

10.28*	Severance Agreement, dated as of April 24, 2007, between the Registrant and Dana C. Russell. (21) (Exhibit 10.1)

10.29*	Severance Agreement, dated as of February 8, 2007, between the Registrant and John K. Dragoon. (17) (Exhibit 10.5)

10.30*	Amendment 2007-1 to Severance Agreement, dated as of May 2, 2007, between the Registrant and John K. Dragoon. (17) (Exhibit 10.6)

10.31*	Amendment to Severance Agreement, dated as of September 15, 2008, between the Registrant and John K. Dragoon. (17) (Exhibit 10.7)

10.32*	Amendment to Severance Agreement, dated as of September 15, 2008, between the Registrant and Ronald W. Hovsepian. (17) (Exhibit 10.10)

10.33*	Amendment to Severance Agreement, dated as of September 15, 2008, between the Registrant and Dana C. Russell. (17) (Exhibit 10.11)

10.34*	Amendment to Severance Agreement, dated as of September 15, 2008, between the Registrant and Jeffrey M. Jaffe. (17) (Exhibit 10.12)

10.35*	Severance Agreement, dated as of February 1, 2007, between the Registrant and Colleen O’Keefe. (26) (Exhibit 10.5)

10.36*	Form of Indemnification Agreement. (3) (Exhibit 10.3)

10.37*	Form of Amendment to Severance Agreement. (3) (Exhibit 10.4)

10.38*	Amendment to Severance Agreement, dated as of September 15, 2008, between the Registrant and Colleen O’Keefe. (26) (Exhibit 10.6)

10.39*	Novell, Inc. Non-Employee Director Remuneration and Expense Reimbursement Summary. (30)

10.40*	Stock Option Amendment Agreement, dated as of January 10, 2008, between the Registrant and Dana C. Russell. (23) (Exhibit 10.3)

10.41*	Novell, Inc. Deferred Compensation Plan (As Amended and Restated, effective January 1, 2005 for Internal Revenue Code Section 409A). (17) (Exhibit 10.3)

10.42*	Offer letter, dated and countersigned May 27, 2003, between the Registrant and Ronald W. Hovsepian. (22) (Exhibit 10.28)

10.43*	Offer letter, dated and countersigned November 7, 2005, between the Registrant and Jeffrey M. Jaffe. (22) (Exhibit 10.32)

10.44*	Novell, Inc. Amendment to 2009 Annual Bonus Program for Executives. (24)

10.45*	Novell, Inc. 2010 Annual Incentive Plan for Executives. (25)

10.46+	Second Amended and Restated Technical Collaboration Agreement effective November 2, 2006 between the Registrant and Microsoft Corporation. (22) (Exhibit 10.33)

10.47+	First Amended and Restated Business Collaboration Agreement effective November 2, 2006 between the Registrant and Microsoft Corporation. (22) (Exhibit 10.34)

10.48*	Separation of Employment and General Release Agreement between the Registrant and Jeffrey M. Jaffe. (26) (Exhibit 10.2)

10.49*	Offer letter, dated October 30, 2006, and countersigned November 3, 2006 between the Registrant and Colleen O’Keefe. (26) (Exhibit 10.4)

10.50*	One-time incremental retainer to Chairman. (27) (Exhibit 10.6)

10.51*	Letter agreement with Thomas G. Plaskett to amend (1) a Restricted Stock Unit Agreement dated April 7, 2009, (2) a Nonqualified Stock Option Agreement, dated April 7, 2009, and (3) a Stock Option Agreement Outside Directors Grant dated June 3, 2008. (27) (Exhibit 10.8)

10.52*	Letter agreement with Kathy Brittain White to amend (1) a Restricted Stock Unit Agreement dated April 7, 2009, (2) a Nonqualified Stock Option Agreement dated April 7, 2009, and (3) a Stock Option Agreement Outside Directors Grant dated June 3, 2008. (27) (Exhibit 10.9)

10.53*	Amendment, dated as of June 30, 2010, and Severance Agreement, dated April 30, 2007, between the Registrant and James Ebzery. (28) (Exhibit 10.1)

10.54	Patent Purchase Agreement, dated as of November 21, 2010, by and between CPTN Holdings LLC and the Registrant. (30)

10.55+	Second BCA Joint Memorandum by Microsoft Corporation and the Registrant, dated as of January 16, 2007. (30)

10.56+	Participation Agreement, dated as of January 16, 2007, by and between Microsoft Ireland Operations Limited and Novell Ireland Software Limited. (30)

NOVELL, INC.

EXHIBIT INDEX (Continued)

10.57+	Third Joint Memorandum by Microsoft Corporation and the Registrant, dated as of May 1, 2007. (30)

10.58+	Fourth Joint Memorandum by Microsoft Corporation and the Registrant, dated as of December 21, 2007. (30)

10.59+	Fifth Joint Memorandum by Microsoft Corporation and the Registrant, dated as of January 17, 2008. (30)

10.60+	Sixth Joint Memorandum by Microsoft Corporation and the Registrant, dated as of April 10, 2008. (30)

10.61+	Seventh Joint Memorandum by Microsoft Corporation and the Registrant, dated as of December 22, 2008. (30)

10.62	Eighth Joint Memorandum by Microsoft Corporation and the Registrant, dated as of January 23, 2009. (30)

10.63+	First Joint Memorandum by Microsoft Ireland Operations Limited and Novell Ireland Software Limited, dated as of April 9, 2009. (30)

10.64+	Ninth Joint Memorandum by Microsoft Corporation and the Registrant, dated as of January 25, 2010. (30)

10.65+	Statement of Work No. 2 under the Technical Collaboration Agreement, between Microsoft Corporation and the Registrant, effective as of September 30, 2008. (30)

10.66+	Statement of Work No. SRM 2 under the Technical Collaboration Agreement, between Microsoft Corporation and the Registrant, effective as of December 4, 2008. (30)

10.67+	Statement of Work under the Technical Collaboration Agreement, between Microsoft Corporation and the Registrant, effective as of March 24, 2010. (30)

10.68+	Statement of Work Regarding Open XML under the Second Amended and Restated Technical Collaboration Agreement, between Microsoft Corporation and the Registrant, effective as of April 1, 2010. (30)

10.69+	Amended and Restated Patent Cooperation Agreement, between Microsoft Corporation, Microsoft Licensing, GP and the Registrant, dated as of June 28, 2007. (30)

10.70*	Non-Employee Director Remuneration and Expense Reimbursement Summary. (27) (Exhibit 10.7)

10.71*	Non-Employee Director Remuneration and Expense Reimbursement Summary. (26) (Exhibit 10.3)

21	Subsidiaries of the Registrant. (30)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. (30)

31.1	Rule 13a-14(a) Certification. (30)

31.2	Rule 13a-14(a) Certification. (30)

32.1	18 U.S.C. Section 1350 Certification. (31)

32.2	18 U.S.C. Section 1350 Certification. (31)

101.INS**	XBRL Instance. (30)

101.SCH**	XBRL Taxonomy – Extension Schema. (30)

101.CAL**	XBRL Taxonomy – Extension Calculation. (30)

101.DEF**	XBRL Taxonomy – Extension Definition. (30)

101.LAB**	XBRL Taxonomy – Extension Labels. (30)

101.PRE**	XBRL Taxonomy – Extension Presentation. (30)

*	Indicates management contracts or compensatory plans.

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

+

Confidential treatment requested for portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

(1)

Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended April 30, 2004 (File No. 0-13351).

NOVELL, INC.

EXHIBIT INDEX (Continued)

(2)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 19, 2009 (File No. 0-13351).

(3)

Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended April 30, 2009 (File No. 0-13351).

(4)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 3, 2010 (File No. 0-13351).

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

(9)

Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-8, filed May 30, 1996 (File No. 033-48395).

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

NOVELL, INC.

EXHIBIT INDEX (Continued)

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

(24)	Incorporated by reference to the information provided pursuant to Item 5.02(e) of the Registrant’s Current Report on Form 8-K, filed April 13, 2009 (File No. 0-13351).

(25)	Incorporated by reference to the information provided pursuant to Item 5.02(e) of the Registrant’s Current Report on Form 8-K, filed December 11, 2009 (File No. 0-13351).

(26)

Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended January 31, 2010 (File No. 0-13351).

(27)

Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended April 30, 2010 (File No. 0-13351).

(28)

Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended July 31, 2010 (File No. 0-13351).

(29)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K/A, filed November 22, 2010 (File No. 0-13351).

(30)	Filed herewith.

(31)	Furnished herewith.