Form 10-K/A
period 2010-10-31
NOVELL INC
filed 2011-02-22
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

i

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on December 13, 2010. We are filing this Amendment No. 1 to the Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders, because our definitive proxy statement will not be filed with the SEC within 120 days after the end of the fiscal year ended October 31, 2010. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update the disclosures in the Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Form 10-K and our other filings with the SEC.

FORWARD-LOOKING STATEMENTS

This 10-K/A contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and beliefs and are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. Any statements that are not statements of historical fact (such as statements containing the words “believes,” “plans,” “anticipates,” “expects,” “estimates” and similar expressions) should be considered forward-looking statements. Among others, the following risks, uncertainties and other factors could cause actual results to differ from those set forth in the forward-looking statements: the risk that the merger may be delayed or may not be consummated; the risk that the definitive merger agreement may be terminated in circumstances that require us to pay Attachmate Corporation a termination fee of $60 million; risks related to the diversion of management’s attention from our ongoing business operations; risks regarding the failure of Attachmate Corporation to obtain the necessary financing to complete the merger; the effect of the announcement of the merger or the patent sale on our business relationships (including, without limitation, partners and customers), operating results and business generally; risks related to obtaining the requisite consents to the merger and the patent sale, including, without limitation, the timing (including possible delays) and receipt of regulatory approvals from various governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may deny approval; indirect sales; growth rates of our business units; renewal of SUSE® Linux Enterprise Server subscriptions with customers who have received certificates from Microsoft Corporation; decline rates of Open Enterprise Server and NetWare® revenue; development of products and services; the intelligent workload management market; software vulnerabilities; delays in product releases; reliance on open source software and third party technologies and specifications; adequacy of renewal rates; uncertain economic conditions; competition; rapid technological changes; failure to expand brand awareness; adequacy of technical support; pricing pressures; system failures; integration of acquisitions; industry consolidation; challenges resulting from a global business; foreign research and development operations; loss of key employees; intellectual property infringement; litigation matters; unpredictable financial results; impairments; the timing of revenue recognition; our investments; and effective use of our cash. Additional risk factors that may affect future results are contained in our filings with the SEC, including the 10-K, which are available at the SEC’s website at http://www.sec.gov. Because forward-looking statements involve risks and uncertainties, actual results and events may differ materially from results and events currently expected by us. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change of expectations with regard thereto or to reflect any change in events, conditions or circumstances.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors is declassified, which means that each member is elected annually. Accordingly, directors elected at our annual meetings of stockholders will hold office until the next annual meeting of stockholders and until their successors are elected and qualified, except in the event of their earlier death, resignation or removal.

Albert Aiello

Director since 2003

Mr. Aiello, age 68, has been the Managing Director of Albert Aiello & Associates, a strategic technology management consulting company, since he founded the company in February 2003. Since September 2009, Mr. Aiello has served as Chief Executive Officer of XTRAC, a privately held Fidelity Investments company that provides business process management software. Prior to that, Mr. Aiello served as Managing Director of Technology and Business Processes for Colt Telecommunications, from January 2007 through December 2009. From January 1998 through December 2002, Mr. Aiello served as Global Chief Information Officer of Lend Lease Corporation, a financial and construction management company, and as a member of its Board of Directors from May 1998 through December 2002. Mr. Aiello was the Chief Information Officer for Fidelity Investments from April 1990 to December 1997. Mr. Aiello served as Chairman of the Board of the Software Productivity Consortium from December 1999 to December 2000. Mr. Aiello has also served as a member of the Board of Directors of CoolSavings, Inc.

Mr. Aiello built a distinguished career as an effective chief information officer. Serving on our Board of Directors for the past seven years and as an active executive and advisor to businesses, he provides the Novell management team guidance on customer partnering in building IT infrastructures for competing in the 21st century global environment.

Fred Corrado

Director since 2002

Mr. Corrado, age 70, served as Vice Chairman of the Board of Directors and Chief Financial Officer of The Great Atlantic & Pacific Tea Company, Inc., a food retailer, from October 1992 until February 2002. Mr. Corrado served on the Board of Directors of Security Capital Assurance Ltd from March 2008 through August 2008. Since May 2005, Mr. Corrado has been a member of the advisory board of Approva Corporation, a software company that provides continuous controls monitoring solutions. Mr. Corrado is also a Director of the New Jersey Performing Arts Center.

Mr. Corrado comes to our Board of Directors with a distinguished career as a business unit chief executive officer and chief financial officer. Mr. Corrado contributes a blend of skills to our Board of Directors through his extensive financial and executive expertise, including direct experience in the software industry.

Richard L. Crandall

Chairman of the Board since 2008 and Director since 2003

Mr. Crandall, age 67, is a founding Managing Director of Arbor Partners, a high technology venture capital firm, a position he has held since November 1997. Mr. Crandall also serves as the Chairman of the Enterprise Software Roundtable, an organization of the senior corporate leadership of more than 35 of the largest software companies, which he founded in July 1994. Since November 2006, Mr. Crandall has served as Chairman of Pelstar LLC, a manufacturer of medical weighing and measurement devices. Since May 2005, Mr. Crandall has served as Managing Partner of Alpine Capital Partners, LLC, a real estate developer. Mr. Crandall served as the Chairman of Giga Information Systems, an IT research and advisory firm, from July 2002 until February 2003, and was a board member of and a special advisor to Giga Information Systems from its founding in April 1996 until February 2003.

Prior to that, Mr. Crandall was a founder of Comshare, Inc., a decision support software company, and served as its Chief Executive Officer from April 1970 until April 1994 and its Chairman from April 1994 until April 1997. Mr. Crandall was the technology advisor to the U.S. Chamber of Commerce from 2003 to 2008 and is currently a Director of Diebold, Inc., where he has served on the Board of Directors since 1996, and the Dreman/Claymore Dividend & Income Fund, a management investment company, where he has served on the Board of Directors since 2003.

Having a distinguished career as a software company chief executive officer himself, Mr. Crandall maintains relationships and an active dialogue with peer chief executive officers in the software industry. Our Board of Directors values Mr. Crandall’s deep chief executive officer leadership and innovation experiences in the high technology industry.

Gary G. Greenfield

Director since 2009

Mr. Greenfield, age 56, has served as Chairman of the Board of Directors and Chief Executive Officer of Avid Technology, Inc., a provider of digital audio and video solutions, since December 2007, and as President of Avid Technology, Inc. since May 2008. Prior to joining Avid Technology, Inc., from December 2003 to December 2007, Mr. Greenfield served as Chief Executive Officer of GXS, Inc., a provider of business-to-business integration, synchronization and collaboration solutions and has been a director of GXS Worldwide, Inc. since 2003. From December 2003 to December 2007, he also served as an Operating Partner with Francisco Partners, a technology-focused private equity firm. From June 2002 to August 2003, Mr. Greenfield served as Chief Executive Officer of Peregrine Systems, Inc., an infrastructure management software company. Peregrine Systems, Inc. filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware in September 2002 and formally emerged from Chapter 11 bankruptcy protection in August 2003. Prior to that, he served as President and Chief Executive Officer of Merant PLC, a provider of software solutions for enterprise change management. Mr. Greenfield is also a Director of Vocus, Inc. From 1998 to 2007, he also served on the Board of Directors of both Hyperion Solutions Corporation and Mobius Management Systems, Inc.

Mr. Greenfield comes to our Board of Directors as a sitting chief executive officer of a software firm similar in size to Novell. With an established background in technology-oriented businesses, including multiple software companies, as well as venture capital firms, Mr. Greenfield provides important perspectives and insights to our Board of Directors’ discussions.

Judith H. Hamilton

Director since 2009

Ms. Hamilton, age 66, currently serves on the Board of Directors of R.R. Donnelley & Sons (since 1995) and the Wildlife Conservation Society (since 1993). Until 2008, Ms. Hamilton was a Director of Artistic Media Partners, Inc., Markettools, Inc., and The National Parks Foundation. In 2002, Ms. Hamilton retired from Classroom Connect, Inc., a provider of materials integrating the Internet into the education process, where she had served as President and Chief Executive Officer since 1999. From April 1996 through July 1998, Ms. Hamilton served as the President and Chief Executive Officer of FirstFloor Software, an Internet software publisher. Ms. Hamilton was the Chief Executive officer of Dataquest, a market research firm for technology, from 1992 to 1996.

Ms. Hamilton’s senior leadership experience in a spectrum of industries, including the software industry, provides a diversified perspective to our Board of Directors. In addition, Ms. Hamilton contributes her broad board-level governance experiences to our Board of Directors’ deliberations.

Ronald W. Hovsepian

Director since 2006

Mr. Hovsepian, age 49, has served as one of our Directors and as our President and Chief Executive Officer since June 2006. Mr. Hovsepian served as our President and Chief Operating Officer from October 2005 to June 2006.

From May 2005 to November 2005, Mr. Hovsepian served as Executive Vice President and President, Worldwide Field Operations. Mr. Hovsepian joined us in June 2003 as President, Novell North America. Before joining Novell, Mr. Hovsepian was a Managing Director with Bear Stearns Asset Management, a technology venture capital fund, from February to December 2002. From March 2000 to February 2002, Mr. Hovsepian served as Managing Director for Internet Capital Group, a venture capital firm. Prior to that, Mr. Hovsepian served in a number of executive positions with International Business Machines Corporation over approximately a 17-year period. Mr. Hovsepian is also Chairman of the Board of Directors of Ann Taylor Corporation.

Mr. Hovsepian serves as our Chief Executive Officer. Prior to serving as our Chief Executive Officer, he held functional positions within Novell enabling him to share with our Board of Directors context and personal insight into our company’s operations. Our Board of Directors also values Mr. Hovsepian’s background in venture capital investment, focusing on technology-related entities, as well as his lengthy and extensive experience with a major global software company.

Patrick S. Jones

Director since 2007

Mr. Jones, age 66, serves as Chairman of the Board of Directors of Lattice Semiconductor Corporation, where he has served on the Board of Directors since 2005, as Chairman of the Board of Directors of Epocrates, Inc., where he has served on the Board of Directors since 2005, and on the Board of Directors of Openwave Systems, where he has served on the Board of Directors since 2007. Mr. Jones also serves on the Board of Directors of several private venture backed companies in Europe and the United States, primarily in the mobile communications segments, including Sagem Wireless and Inside Contactless SA. From 1998 to 2001, Mr. Jones was the Senior Vice President and Chief Financial Officer of Gemplus International S.A. (now GEMALTO N.V.), a provider of solutions empowered by smart cards. From 1992 to 1998, Mr. Jones was Vice President Finance, Corporate Controller for Intel Corporation. Prior to that, Mr. Jones served as Chief Financial Officer of LSI Logic. Mr. Jones has experience serving on the Board of Directors of several public companies, including Genesys SA from 2001 through 2009, QRS Corporation from 2003 through 2008, and Liberate Technologies from 2003 through 2008.

Mr. Jones comes to our Board of Directors with deep chief financial officer experience and broad experience in contributing that experience to board deliberations. He has experience serving on the Board of Directors of several public companies, including Genesys SA, QRS Corporation, and Liberate Technologies. Our Board of Directors values Mr. Jones’ global executive experience, as well as his financial expertise.

Richard L. Nolan

Director since 1998

Mr. Nolan, age 70, is the William Barclay Harding Professor of Management of Technology, emeritus, Harvard Business School, a professorship he was awarded in September 1991. Mr. Nolan has been the Philip M. Condit Professor of Business Administration at the University of Washington since September 2004. Mr. Nolan served as Chairman and Chief Executive Officer of Nolan, Norton and Company, an information technology management consulting company, from 1977 until the company was acquired by KPMG LLP in 1987. Mr. Nolan then served as Chairman of Nolan, Norton and Company and a Partner of KPMG from 1987 to 1991. Mr. Nolan is a Director of Loctronix Company, and served on the Board of Directors of The Great Atlantic & Pacific Tea Company, Inc. from 1999 to 2005.

Serving on our Board of Directors for twelve years, Dr. Nolan has acquired extensive knowledge of our business. Dr. Nolan’s experience at venerable educational institutions, as well as his direct executive-level leadership and operational experience in technology enterprises, provides a unique broad perspective to our Board of Directors.

John W. Poduska, Sr., Sc.D.

Director since 2001

Dr. Poduska, age 73, was the Chairman of Advanced Visual Systems, Inc., a provider of visualization software, from January 1992 to December 2001. From December 1989 until December 1991, Dr. Poduska was President and

Chief Executive Officer of Stardent Computer, Inc., a computer manufacturer. From December 1985 until December 1989, Dr. Poduska served as Chairman and Chief Executive Officer of Stellar Computer, Inc., which he founded, a computer manufacturer and the predecessor of Stardent Computer, Inc. Prior to founding Stellar Computer, Inc., Dr. Poduska founded Apollo Computer Inc. and Prime Computer Inc. Dr. Poduska also served as a director of Anadarko Petroleum Corporation and Safeguard Scientifics, Inc. until 2009.

Dr. Poduska brings to our Board of Directors a deep technology experience and pioneering leadership in building successful high technology enterprises. He has a distinguished history of leadership and remains active in facilitating innovation within technology businesses.

There are no family relationships among our executive officers and our directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons who beneficially own more than 10% of our common stock to send reports of their ownership of shares of common stock and changes in ownership to us and the SEC. Based on our records and information that we received, we believe that during fiscal 2010 all of such reporting persons complied with all Section 16(a) reporting requirements applicable to them.

Codes of Ethics

We have adopted two codes of ethics, each designed to encourage our employees, executives and directors to act with the highest integrity.

Code of Business Ethics. We review and update our Code of Business Ethics (the “COBE”) annually. The purpose of the COBE is to convey the basic principles of business conduct expected of all our executives and employees, including our Chief Executive Officer, Chief Financial Officer, Controller, and other senior financial personnel performing similar functions. Except where prohibited by law, we require all of our executives and employees to review the COBE at least once a year and to submit a report to our Ethics Officer (i) stating that he or she has read and understands the COBE, (ii) reporting any conflicts of interest he or she may have, (iii) agreeing to comply with all of our policies, (iv) reporting any suspected violations of the COBE or our policies referenced in the COBE, and (v) reporting any known violations of the Foreign Corrupt Practices Act. In support of the COBE, we provide targeted COBE training to our employees and provide our employees with numerous avenues for the reporting of ethics violations or other similar concerns, including the required employee reports and an anonymous telephone hotline. The Audit Committee monitors the implementation and enforcement of the COBE. The COBE meets the definition of “code of ethics” under the rules and regulations of the SEC and is posted on the Corporate Governance page of our website at http://www.novell.com/company/ir/cg/cobe/cobe.html. In the event that we amend or waive provisions of the COBE that are applicable to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, or persons performing similar functions, we intend to disclose such amendment or waiver on our website within four business days.

Non-Employee Director Code of Ethics. Our Board of Directors has established the Non-Employee Director Code of Ethics (the “Director Code”). The Director Code sensitizes directors on areas of ethical risk relating to their specialized roles, provides mechanisms for directors to report unethical conduct, and fosters a culture of honesty and accountability among directors. Each non-employee director is required to review the Director Code at least once a year and to submit a report generally (i) stating that he or she has read and understands the Director Code, (ii) reporting any conflicts of interest he or she may have, (iii) agreeing to comply with the Director Code, and (iv) reporting any suspected violations of the Director Code. A copy of the Director Code may be found through the Corporate Governance page of our website at http://www.novell.com/company/ir/cg/cobe/director_cobe.html.

Director Recommendations

No changes have been made to the procedures by which security holders may recommend nominees to our Board of Directors since our definitive proxy statement for our 2010 Annual Meeting of Stockholders, dated February 26, 2010.

Audit Committee

The Audit Committee was established in accordance with section 3(a)(58)(A) of the Exchange Act and is currently comprised of Messrs. Jones, who serves as its Chairperson, Aiello and Corrado.

Our Board of Directors has determined that (i) the members of the Audit Committee are “independent” as defined by the listing standards of The Nasdaq Stock Market (“NASDAQ”), (ii) the members of the Audit Committee possess the attributes to be considered financially sophisticated for purposes of the listing standards of NASDAQ and (ii) each of Messrs. Jones, Corrado, and Aiello has the background to be considered an “audit committee financial expert” as defined by the rules and regulations of the SEC.

The balance of the information required by this item is contained in the discussion entitled, “Executive Officers of the Registrant” in Part I of the Form 10-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

In fiscal 2009, the contraction of global economies impacted our ability to grow and expand our business and our focus was on improving profitability and containing costs to preserve long-term stockholder value. Fiscal 2010 began with a focus on growth and stockholder value. We adopted key goals of becoming a leader in the emerging category of intelligent workload management, retaining and acquiring customers by leveraging our partners, and meeting invoicing (reflecting future revenue) and operating margin targets. On March, 2, 2010, our Board of Directors received an unsolicited letter sent on behalf of Elliott Associates, L.P. and Elliott International, L.P. making a conditional and non-binding proposal to acquire Novell for $5.75 per share in cash. At a meeting on March 19, 2010, our Board of Directors, after a lengthy discussion, including with Novell’s legal and financial advisors, concluded that the proposal was inadequate and not in our, or our stockholders’, best interests. At that time our Board of Directors authorized commencing a process in which the initial focus would be on a sale of the entire company together with a thorough review of various alternatives to enhance stockholder value.

For the full year, Novell reported fiscal 2010 net revenue of $811.9 million compared to fiscal 2009 net revenue of $862.2 million representing a decrease of 6% compared to the prior year. The lower product revenue primarily resulted from weakness in our legacy products in the challenging economic market as well as, we believe, the uncertainty associated with the review of alternatives to enhance stockholder value. Despite lower revenue, we maintained our operating margins during fiscal 2010.

Shortly after the end of fiscal 2010, on November 21, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Attachmate Corporation (“Attachmate”) and Longview Software Acquisition Corp. (“Merger Sub”), which provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and a wholly-owned subsidiary of Attachmate. Pursuant to the terms of the Merger Agreement, at the time the merger is effective, each issued and outstanding share of our common stock, other than treasury shares, shares held by Attachmate, Merger Sub or any other direct or indirect wholly-owned subsidiary of Attachmate or us and shares held by stockholders who perfect their appraisal rights, will be converted into the right to receive $6.10 in cash, without interest and less any applicable withholding taxes. Also on November 21, 2010, we entered into a Patent Purchase Agreement (the “Patent Purchase Agreement”) with CPTN Holdings LLC, a consortium of technology companies organized by Microsoft Corporation (“CPTN”), which provides that, upon the terms and subject to the conditions set forth in the Patent Purchase Agreement, we will sell to CPTN all of our right, title and interest in certain identified issued patents and patent applications for $450 million in cash.

As discussed further below, performance metrics under executive compensation programs for fiscal 2010 were set at the beginning of the year to align with our key focus areas. Notwithstanding the challenges presented by our Board of Directors’ authorized review and activities discussed above, executives remained centered on executing against the performance goals. Compensation paid was consistent with compensation program objectives and actual performance results.

Highlights of Fiscal 2010 Compensation

The overall objectives of Novell’s executive compensation program are to:

•	Ensure that executives’ interests are closely aligned with stockholders’ interests in the success of Novell;

•	Reward executives based on the achievement of short and long-term business objectives based on individual, business unit, and company performance; and

•	Provide competitive compensation opportunities that will attract, retain and motivate superior executive personnel.

Financial performance metrics under compensation plans emphasized revenue and invoicing (reflecting future revenue) as well as non-Generally Accepted Accounting Principles (“GAAP”) operating income (calculated as described below under Description of Performance Targets). Targets for these financial metrics were based on our business plan. The performance targets related to Novell’s Fiscal 2010 Annual Incentive Program for Executives (the “2010 Incentive Program”) reflected a decline from the previous year of 6% - 14% since the business plan anticipated a challenging economic market. Because of this decline, the Compensation Committee determined that it would not be appropriate to pay full bonus amounts for these decreased targets. Accordingly, the Compensation Committee decided that 100% achievement of the financial performance metrics would correspond to payment of only 72% of an executive’s target annual cash incentive (as described in more detail below). Significant over-achievement of the fiscal 2010 financial performance metrics was therefore required for an executive to attain 100% of his or her target annual cash incentive.

Executive compensation for the year aligns with intended objectives and reflects achieved results and contributions. Despite the uncertainty and speculation caused by the announcement of the review of various alternatives to enhance stockholder value, the team met this challenge accomplishing the key goals set at the beginning of the year. Executive compensation highlights for fiscal 2010 include:

•	Executive salaries and target annual cash incentive opportunities were not increased.

•	The total compensation of our CEO declined by 28% as compared to fiscal 2009 (as reported in the Summary Compensation Table below).

•

Our Board of Directors and named executive officers (“Named Executive Officers” or “NEOs”) were, and continue to be, subject to minimum stock ownership requirements, promoting retention of equity to enhance alignment with stockholders.

•

100% of the equity compensation issued to executives was linked to growth in the value of Novell’s stock. Specifically, 50% of the equity compensation issued relates to the value derived from the appreciation of stock underlying options and the other 50% relates to the achievement of stock price performance targets.

Fiscal 2011 Compensation Structure

Growth continues to be our focus for fiscal 2011 and the performance metrics under compensation plans remain consistent with fiscal 2010 performance metrics. The Merger Agreement generally restricts, subject to certain limited exceptions, including, without limitation, Attachmate’s prior written consent, our ability to take certain actions with respect to executive compensation during the interim period between the execution of the Merger Agreement and the consummation of the merger (or the date on which the Merger Agreement is earlier terminated). Therefore, there have been no changes to base salaries and annual cash incentive targets for the NEOs, and no equity awards have been granted to the NEOs for fiscal 2011.

Elements of Executive Compensation

Consistent with our peers, we provide a mix of cash compensation, short-term incentives, and long-term incentives. Performance compensation opportunity represents a substantial proportion of total compensation for our NEOs. In fiscal 2010, our NEOs were compensated through the following compensation elements, as described in greater detail in the table below:

•	base salary

•	short-term incentives (annual cash incentives)

•	long-term incentives (equity)

•	perquisites

•	savings and deferred compensation programs

•	health and welfare benefits

•	severance and change in control benefits

In addition, the Compensation Committee may grant discretionary awards to executive officers in recognition of exceptional contributions to the Company, but no such awards were granted in fiscal 2010.

Compensation Element	Design	Strategic Purpose	Pay Level Philosophy
Base Salary	• Salary is based on market data and the executive’s scope of responsibility and experience	• Provides competitive salaries and allows the Company flexibility to hire and retain key talent

•      Salary levels are generally compared with the 50th percentile of market data for purposes of determining a competitive level of compensation

•      Individual salaries compared to the market target may vary based on unique challenges associated with the business, expected contributions by the executive officer, and the need to attract and retain executive talent with the appropriate skills and experience

Compensation Element	Design	Strategic Purpose	Pay Level Philosophy

Short-Term Incentives (annual cash incentives)	• Each executive officer’s annual cash incentive opportunity is based on achieving corporate or functional-level financial goals plus his or her achievement of assigned qualitative objectives

•      Drives business results

•      Allows executives to share in Novell’s success

•      Provides a competitive total compensation package

•      Corresponds directly to corporate results, as approved by our Board of Directors, and aligns with corporate, function, and individual results (low results yields low or no payout)

• We generally set annual cash incentive targets above the 50th percentile of market data to support stretch goals and provide a competitive advantage for hiring key talent

Long-Term Incentives (equity)	• Stock options and restricted stock units (“RSUs”) are the equity vehicles used • For NEOs, at least 50% of all equity awarded is performance-based

•      Aligns NEOs’ interests with stockholders’ interest to create Company and stockholder value

•      Provides a competitive total compensation package and creates a strong incentive by providing a wealth creation opportunity

•      Emphasizes performance orientation because at least half of the awards are linked to performance goals

•      Using a blend of stock options and RSUs provides alignment with stockholders as well as retention leverage

•      As a guideline, we generally reference the 50th percentile of market data for long-term incentive awards for purposes of determining a competitive level of compensation

•      Consideration is also given to internal equity, retention needs, and the availability of shares

Perquisites	• Executive physical • Financial planning	• Provides additional attraction and retention leverage • Enables executives to enhance physical and financial health • Provides a competitive total compensation package	• Align with competitive practices

Savings and Deferred Compensation Programs	• NEOs participate at the same rate available to all eligible employees	• Part of a competitive package to attract and retain key talent • Provides a savings opportunity	• Align with competitive practices

Compensation Element	Design	Strategic Purpose	Pay Level Philosophy

Health and Welfare Benefits	• NEOs participate at the same rate and contribution levels available to all eligible employees	• Provides employees and eligible dependents with competitive health care coverage and protection against catastrophic illness or death	• Align with competitive practices

Severance and Change in Control Benefits	• Structure varies by executive level and type of termination	• Serves as a recruitment and retention vehicle • Provides economic transition due to no-fault termination • Ensures objectivity of executives in the event of a change in control	• Align with competitive practices

In setting compensation for executive officers, the Compensation Committee considers how base salary, short-term incentives, and long-term incentives contribute to the total compensation executives receive. The Compensation Committee also considers the value of the other compensation elements identified above and amounts executive officers may receive under various termination scenarios. While this information may not have a direct impact on individual base salary and short-term and longer-term incentive compensation decisions, the information may be used to confirm that an executive officer’s overall compensation package meets the desired objectives described above.

Description of Performance Targets

As used throughout this Compensation Discussion and Analysis, the following financial terms have the meanings set forth below:

Total product invoice is the amount invoiced to customers for software in the normal course of business stated at budgeted foreign currency exchange rates, defined as product invoice denominated in US dollars plus product invoice denominated in foreign currencies converted to US dollars at pre-determined budgeted foreign currency rates.

Non-GAAP operating income excludes stock-based compensation, acquisition-related intangible asset amortization, restructuring expense, litigation-related expenses or income, strategic alternatives review expense, and gains and losses on the sales of assets. Asset impairments may also be excluded based on an individual review and determination by the Compensation Committee.

Non-GAAP operating income stated at budgeted foreign currency exchange rates is non-GAAP operating income denominated in US dollars plus non-GAAP operating income denominated in foreign currencies converted to US dollars at pre-determined budgeted foreign currency rates.

Non-GAAP pre-incentive operating income is non-GAAP operating income stated at budgeted foreign currency exchange rates, less incentive expense.

Non-GAAP Product revenue is GAAP revenue associated with the sale of software, which includes licenses, maintenance and subscriptions, stated at budgeted foreign currency exchange rates, defined as product revenue denominated in US dollars plus product revenue denominated in foreign currencies converted to US dollars at pre-determined budgeted foreign currency rates.

Non-GAAP Total revenue is GAAP revenue stated at budgeted foreign currency exchange rates, defined as revenue denominated in US dollars plus product revenue denominated in foreign currencies converted to US dollars at pre-determined budgeted foreign currency rates.

Determination of Fiscal 2010 Compensation for the Named Executive Officers

The Compensation Committee determines the compensation paid to Novell’s executive officers, other than the Chief Executive Officer (the “CEO”). The Compensation Committee also recommends to the non-employee members of Novell’s Board of Directors the form and amount of the CEO’s compensation, which is then submitted to the non-employee members of our Board of Directors for consideration and approval. The process for establishing fiscal 2010 compensation for the NEO follows.

Market Data

In September 2009, the Compensation Committee, together with its independent compensation consultant, began its review of executive compensation for fiscal 2010. The Compensation Committee reviews, among other things, an annual compensation survey that Radford Surveys + Consulting prepares (the “Radford Survey”). This survey provides competitive survey data and competitive practices in executive compensation. The data in the Radford Survey includes base salary, short-term and long-term incentive pay, and total direct compensation for executives of the following high technology companies that are comparable to Novell in annual revenue, industry segment and employment market conditions:

Company	LFY Revenue
($ millions)
Acxiom	1,099
Avid Technology	629
BMC Software	1,911
Cadence Design Systems	853
Citrix Systems	1,614
Compuware	892
Lawson Software	757
McAfee	1,927
Mentor Graphics	803
Red Hat	748
Sybase	1,171
Synopsys	1,360
Take Two Interactive Solutions	969
THQ	899
Verisign	1,031
VMWare	2,024

In the aggregate, we found that base salaries for the executive officers were ahead of the market 50th percentile, target annual cash incentive was slightly ahead of the 75th percentile of the market data, long term incentive values were between the 50th and 75th percentiles of the market data, and target total direct compensation (base salary, target annual cash incentive and actual long-term incentive) for the executive officers was at the 75th percentile of the market data. Where individual variations in competitive positioning exist, the Compensation Committee recognizes that this is due to the expected value of his or her contributions to the business, retention requirements, historical compensation practice, and the scope of responsibility relative to the market data.

Determining Target Direct Compensation Elements

We use market data as a guideline to identify competitive compensation levels to understand the competitive level of pay that attracts and retains key talent. In determining compensation for executive officers, market data serves as a reference point; however, several factors are considered in addition to market data, including:

•	unique challenges associated with managing the Company’s business and expected contributions by the executive officer;

•	skills and experience of the executive officer;

•	relative internal value of an executive officer’s responsibility;

•	scope of responsibilities relative to the competitive survey data;

•	historical compensation paid to the executive;

•	extent of deviation from target market amounts;

•	the risk of the executive officer being recruited by another company; and

•	the CEO’s recommendations for each executive (other than himself).

At the beginning of fiscal 2010, the Compensation Committee reviewed and approved the base salaries, the fiscal 2010 target annual cash incentive (expressed as a percentage of base salary), and long-term incentive awards for Novell’s executive officers, other than the CEO. They recommended to the non-employee members of Novell’s Board of Directors the CEO’s base salary, fiscal 2010 target annual cash incentive (expressed as a percentage of base salary), and long-term incentive awards.

Our Board of Directors’ review and approval of the CEO’s direct compensation elements included consideration of those items above in addition to the CEO’s self-assessment, the Compensation Committee’s recommendations and the individual assessments of the CEO’s performance made by each of the non-employee directors. The difference in the CEO’s direct compensation levels relative to Novell’s other executive officers is primarily a result of the consideration of market data that reflect the greater role and responsibilities of the CEO.

We believe that it is vital to retain executives possessing outstanding capabilities, deep industry experience, a strong commitment to our business and a drive to add value. The Compensation Committee focuses on performance balanced by an awareness of competitive practices and alternatives for management talent, as well as the conviction that discretion and judgment are required to address compensation issues appropriately and on a real-time basis.

Base Salary

The Compensation Committee maintained the same base salaries for the NEOs for fiscal 2010 as were applicable to fiscal 2009. This decision considered market review findings, level of salary relative to scope of responsibility and expected contributions, and the extent of retention leverage from incentives.

Short-Term Incentives (Fiscal 2010 Annual Incentive Program)

The independent members of our Board of Directors, with respect to the CEO, and the Compensation Committee, with respect to the other NEOs, maintained the same target annual cash incentive percentages for fiscal 2010 as were applicable to fiscal 2009. Considerations for this determination included the market review findings and a desire to maintain consistent competitive short-term incentive targets for each executive role. Therefore, fiscal 2010 target annual cash incentive percentages were:

•	125% of base salary for Mr. Hovsepian

•	100% of base salary for Dana C. Russell, our Senior Vice President and Chief Financial Officer

•	75% of base salary for John K. Dragoon, our Senior Vice President and Chief Marketing Officer

•	70% of base salary for Colleen A. O’Keefe, our Senior Vice President and General Manager, Collaboration Solutions and Global Services

•	60% of base salary for Scott N. Semel, our Senior Vice President, General Counsel and Secretary

At the beginning of fiscal 2010, the Compensation Committee approved the 2010 Incentive Program, including the performance objectives for Novell’s executive officers other than the CEO. The independent members of our Board of Directors approved the CEO’s participation in the 2010 Incentive Program and his performance objectives.

In December 2010, the Compensation Committee reviewed and approved cash incentive payouts under the 2010 Incentive Program for all of the NEOs, other than the CEO. The Compensation Committee also recommended to the non-employee members of our Board of Directors the CEO’s annual cash incentive payout under the 2010 Incentive Program, which was approved by the independent members of our Board of Directors in December 2010.

Fiscal 2010 annual cash incentives for our executive officers were determined by the following formula:

Weighted Quantitative Objective	x	Qualitative Performance Factor	x	Target Incentive Percentage	x	Base Salary	=	Incentive Amount

Weighted Quantitative Performance Objectives Achievement. To determine the weighted quantitative performance objective element under the 2010 Incentive Program, the NEOs had three quantitative performance objectives based on the Company’s performance (each as defined above under Description of Performance Targets):

(i)	non-GAAP pre-incentive operating income;

(ii)	non-GAAP product revenue; and

(iii)	total product invoice for the company or for a business unit.

These objectives were selected to reflect the primary focus of the Company’s financial goals and assigned to each NEO to align with their role and expected contributions. If Novell achieves less than 80% of the non-GAAP pre-incentive operating income performance target, no credit was to be given for that performance category. If Novell achieves less than 95% of the non-GAAP product revenue or less than 95% of the total product invoice for the company or for a business unit, no credit was to be given for such performance category.

As described above, for fiscal 2010, achievement of 100% of the quantitative performance objectives would correspond to 72% of the target annual cash incentive. This adjustment reflects the fact that the targets for fiscal 2010 quantitative performance objectives are lower compared to fiscal 2009. As a result, significant over-achievement of the fiscal 2010 quantitative objectives would be required to attain 100% target annual cash incentive.

In fiscal 2010, Messrs. Hovsepian, Russell, Dragoon and Semel had the following quantitative performance objectives, corresponding weightings, actual results and the weighted achievement percentages:

	Performance Target ($000)	Actual Results		Weighting (%)	Weighted Quantitative Performance Objectives Achievement (%)
Quantitative Performance Objective		amount ($000)	% of Target
Non-GAAP pre-incentive operating income	116,727	168,021	144	50	94
Non-GAAP Product Revenue	707,700	716,937	101	25	28
Total Product Invoice	692,000	727,850	105	25	34

Total Weighted Achievement					156
Resulting Percent of Full Target Bonus Levels (adjusted to reflect target performance only paying 72% of target bonus levels)					112

Ms. O’Keefe’s quantitative performance objective includes total product invoice for Collaboration Solutions business unit rather than total product invoice for the Company due to her position and influence within the Collaboration Solutions business unit. In fiscal 2010, Ms. O’Keefe had the following quantitative performance objectives, corresponding weightings, actual results and the weighted achievement percentages:

	Performance Target ($000)	Actual Results			Weighted Quantitative Performance Objectives Achievement (%)
Quantitative Performance Objective		amount ($000)	% of Target	Weighting (%)
Non-GAAP pre-incentive operating income	116,727	168,021	144	50	94
Non-GAAP Product Revenue	707,700	716,937	101	25	28
Total Product Invoice for Collaboration Solutions business unit	252,000	261,177	104	25	31

Total Weighted Achievement					153
Resulting Percent of Full Target Bonus Levels (adjusted to reflect target performance only paying 72% of target bonus levels)					110

Qualitative Performance Factor. Each of the NEOs was assigned individual qualitative performance objectives designed to drive Novell’s key initiatives for fiscal 2010, namely:

•	Performance: market growth;

•	Perception: increase pull and preference in the marketplace, convert “mind share” to “market share”, and establish Novell as a leader in the Intelligent Workload Management market;

•	Products: deliver key Intelligent Workload Management products in the fiscal 2010 portfolio;

•	Partners: deliver growth in key alliance routes; and

•	People: talent development.

At the end of fiscal 2010, the Compensation Committee reviewed the CEO’s assessment of the NEOs’ (other than the CEO’s) performance against the assigned qualitative performance objectives and the CEO’s recommended qualitative performance objective factor for each NEO. The non-employee members of our Board of Directors reviewed the CEO’s performance against his qualitative performance objectives and determined the CEO’s qualitative performance factor. The qualitative performance factor for the NEOs could range from 0 to 1.50 based on their performance.

For fiscal 2010, the qualitative performance factors received by the NEOs were based on the following:

•

Mr. Hovsepian’s qualitative performance factor was based on his achievement of assigned objectives including directing the Company through a challenging year of speculation following the Company’s announcement in March to conduct a thorough review of various alternatives to enhance stockholder value. During this time, Mr. Hovsepian aggressively and successfully focused the Company to continue to serve customers while delivering strong operating results: total product invoice at 105% of target, non-GAAP operating income at 144% of target and non-GAAP product revenue at 101% of target.

•

Mr. Russell’s qualitative performance factor was based on his role in continuing to successfully manage the Company’s financial health while supporting and playing a key role in the review of strategic alternatives to enhance stockholder value. His focus on fiscal discipline allowed Novell to maintain operating margins during fiscal 2010 despite lower revenue. In addition, Mr. Russell delivered a new CRM system allowing us to better understand and serve our customers and partners.

•

Mr. Semel’s qualitative performance factor was based on his strong performance throughout the Company’s review of strategic alternatives to enhance stockholder value. His contributions were above expectations as he provided key leadership during the entire strategic review along with providing legal advice, guidance and coordination and negotiating the complex definitive acquisition documents. In addition, Mr. Semel was instrumental in successfully concluding significant litigation matters for the Company; the trial between SCO Group and Novell as a primary example which concluded in our favor. Mr. Semel has also improved the Company’s overall compliance posture.

•

Mr. Dragoon’s qualitative performance factor was based on his work in establishing Novell as a leader in the intelligent workload management market and launching the WorkloadIQ mission brand. A third party brand tracking study shows 57% of IT executives consider Novell an “above average” provider of intelligent workload management solutions, ahead of our competitors. Mr. Dragoon also exceeded the target for marketing generated pipeline by 17% while beating the competition on awareness and purchase intent as measured by a third party survey.

•

Ms. O’Keefe’s qualitative performance factor was based on her outstanding leadership of the Collaboration Business Unit. Ms. O’Keefe instituted a strong and disciplined approach to investing in innovation and creating a visionary roadmap for Collaboration and OES products. This has been reflected in the reaction both internally and by various analysts and by exceeding her invoicing target by 4%. Ms. O’Keefe also attained high customer loyalty results for Services (Service Request satisfaction of 85% with the center and 91% with the field).

Fiscal 2010 Annual Cash Incentive Amounts. As shown in the table below, each of the NEO’s annual cash incentive amounts was determined by multiplying their weighted quantitative performance objective (as adjusted based on the tables above), their qualitative performance factor, and their fiscal 2010 target cash incentive percentage by their base salary rate to determine the final annual cash incentive amount.

Named Executive Officer	Weighted Quantitative Performance Objective (%)	X	Qualitative Performance Factor(1)	X	Target Cash Incentive Percentage (%)	X	Base Salary Rate ($000s)	=	Final Cash Incentive Amount ($000s)
Ronald W. Hovsepian	112		1.00		125		925		1,300
Dana C. Russell	112		1.25		100		400		560
Scott Semel	112		1.50		60		325		328
John K. Dragoon	112		1.25		75		340		357
Colleen A. O’Keefe	110		1.25		70		350		337

(1)	Decimal amounts are rounded to the nearest hundredth.

The final cash incentive amounts paid to the NEOs are reflected in the Summary Compensation Table.

Long Term Incentives (Equity)

As reflected in the Grants of Plan-Based Awards table below, at the beginning of fiscal 2010, the Compensation Committee granted stock options and performance-based Restricted Stock Units (RSUs) to the NEOs, other than the CEO, and the independent members of our Board of Directors awarded stock options and performance-based RSUs to the CEO. In support of our focus on stockholder value along with consideration for competitive market practices, we used a combination of stock options and performance-based RSUs that require increases in stock price in order to vest. These awards vest as follows:

Stock Options

•	Stock options vest over a four-year period.

Performance-Based Restricted Stock Units

•

Performance-based RSUs vest in three equal installments where the last reported sales price of the Company’s common stock on NASDAQ for the immediately preceding 20 consecutive trading day period equals or exceeds $5.50, $7.00 and $8.50 respectively.

In fiscal 2010, the Company’s sales price of its common stock on NASDAQ achieved the target of $5.50 but did not achieve the $7.00 target or the $8.50 target. Accordingly, a third of the performance-based RSUs that were granted at the beginning of fiscal 2010 vested and two-thirds remain unvested.

Vesting of Prior Equity Awards

Performance-based options and performance-based RSUs granted in fiscal 2009, fiscal 2008 and fiscal 2007 vest over a four-year period based on the Company’s achievement of non-GAAP product revenue, non-GAAP total revenue and non-GAAP operating income targets. In fiscal 2010, Novell exceeded the specified non-GAAP product revenue target by more than 1% and achieved the specified non-GAAP total revenue target. Accordingly, 50% of the fiscal 2009 performance-based stock options vested and an additional 25% of the fiscal 2008 and fiscal 2007 performance-based stock options vested. Based upon fiscal 2010 performance, one tranche of the performance-based options granted in December 2007 and December 2008 expired unvested. In fiscal 2010, Novell exceeded the non-GAAP operating income target by more than 15%. Accordingly, the remaining 50% of the fiscal 2009 performance-based RSUs vested (performance-based RSUs from fiscal 2008 and 2007 had previously vested). The vesting of performance-based RSUs from fiscal 2007 and fiscal 2008 is reflected in the Option Exercises and Stock Vested table below, along with the time-vested portions.

Performance-based options and performance-based RSUs granted in fiscal 2008 through fiscal 2009 will be eligible to vest in future fiscal year periods based on the attainment of financial performance metrics, the form of which are set at the time of grant but the amounts of which are established at the beginning of each such fiscal year. The performance metrics are as follows:

•	for grants in fiscal 2008: non-GAAP total revenue (performance-based options); and

•	for grants in fiscal 2009: non-GAAP product revenue (performance-based options).

The likelihood that performance targets will be achieved is not known at the time of the grants of these awards because the targets are determined at the beginning of each of the applicable fiscal years.

For equity grants issued in fiscal 2007 through fiscal 2009, Messrs. Hovsepian, Russell, Semel, and Dragoon and Ms. O’Keefe had the following financial performance measures for vesting in fiscal 2010 and achieved the following results for vesting tranches applicable in fiscal 2010:

		Actual Results
Target Performance Measures	Performance Target ($ millions)	($ millions)	% of Target	Vesting Achieved?
Non-GAAP Total revenue(1)	787.7	804.2	102.1	Yes
Non-GAAP Product revenue(2)	707.7	716.9	101.3	Yes
Non-GAAP operating income(3)	90.7	128.7	141.9	Yes

(1)	granted in fiscal 2007 and fiscal 2008
(2)	granted in fiscal 2009
(3)	granted in fiscal 2009

The Merger Agreement generally restricts, subject to certain limited exceptions, including, without limitation, Attachmate’s prior written consent, our ability to issue shares of our common stock during the interim period between the execution of the Merger Agreement and the consummation of the merger (or the date on which the Merger Agreement is earlier terminated). Therefore, there have been no equity awards granted to the NEOs for fiscal 2011.

Equity Grant Practices

Under the Company’s current Equity Award Grant Policy (the “Grant Policy”), the Compensation Committee approves all equity awards granted to the NEOs, other than the CEO, at meetings of the Compensation Committee. Grants of equity awards to the CEO are made by the independent members of our Board of Directors acting as a group. The Grant Policy provides that no awards will be granted to the NEOs during the period commencing at the close of business two weeks before the end of any fiscal quarter and ending as of the close of business two trading days following the date of public disclosure by the Company of its financial results for the relevant fiscal period. All stock options are nonstatutory options and are granted at fair market value on the date of grant (which is defined as the closing price of Novell common stock on the trading day prior to the grant date).

Under the terms of the Company’s current equity incentive plan, if any of the Company’s financial statements are required to be restated as a result of errors, omissions or fraud, the Compensation Committee may direct the Company to recover from the NEOs all or a portion of the amount of the equity award that was granted or paid in relation to each fiscal year impacted by the restatements. The amount to be recovered is to equal the amount by which the equity award or payment exceeded the amount that would have been payable had the financial statements been filed initially as restated.

Perquisites and Executive Benefits

NEOs receive essentially the same benefits as other employees at Novell as well as the following:

•

Novell pays for and asks each NEO to undergo one annual physical examination each year. NEOs are in the position to significantly affect the success of the Company through their leadership and expertise, and it is important to Novell that its NEOs maintain their overall health.

•	Novell reimburses NEOs for certain financial planning expenses that may include tax preparation and estate planning.

Savings and Deferred Compensation Programs

All eligible employees, including NEOs, may participate in the Novell, Inc. 401(k) Retirement and Savings Plan (“401(k) Plan”) and the Novell, Inc. Deferred Compensation Plan. The Deferred Compensation Plan allows eligible employees to make contributions in amounts that exceed limitations imposed by U.S. tax law on participant contributions to the 401(k) Plan. NEOs may also participate in the Novell, Inc. Stock-Based Deferred Compensation Plan (“SBDC Plan”). The SBDC Plan provides a mechanism for NEOs to meet their stock ownership requirements through the deferral of compensation that invests in Novell stock. Deferrals under the SBDC Plan are matched at 25% of the deferral to encourage participation, and vest over a period of five to six years. Additional information on the SBDC Plan can be found below in the narrative following the Nonqualified Deferred Compensation table. Novell does not maintain any executive pension, supplemental or other retirement plans. The Merger Agreement generally restricts, subject to certain limited exceptions, including, without limitation, Attachmate’s prior written consent, our ability to issue shares of our common stock during the interim period between the execution of the Merger Agreement and the consummation of the merger (or the date on which the Merger Agreement is earlier terminated). Therefore, because participants attain the right to receive Novell common stock under the SBDC Plan, we have suspended participation effective January 1, 2011.

Severance and Change in Control Benefits

The NEOs are eligible for severance benefits under severance agreements with the Company. These benefits were structured based on prevailing market practices at the time of their execution and have been periodically reviewed by the Compensation Committee to ensure they continue to reflect common market practice. These agreements provide for severance benefits in connection with a change in control, and ensure that the NEOs are treated fairly in a situation where Novell equity may not continue to be publicly traded. Overall, the change in control provisions are designed to ensure that the NEOs evaluate potential acquisition situations impartially and in the best interests of the Company and its stockholders. The severance agreements are discussed in greater detail below under Severance Agreements.

Stock Ownership Requirements

Our Executive Stock Ownership Program requires (i) our Chief Executive Officer to own shares of our common stock having a value equal to three times his salary as of November 1, 2006, and (ii) the other NEOs to own shares of our common stock having a value equal to his or her salary as of his or her initial participation date. The NEOs do not have a deadline for achieving their ownership requirements, but may not sell their shares of Novell stock unless and until their ownership requirements are satisfied, with certain limited exceptions.

Qualifying Compensation

The Compensation Committee considers the potential impact of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), in determining compensation amounts and awards. Section 162(m) disallows a tax deduction for any amount of compensation paid to certain officers that exceeds $1,000,000 except to the extent that the amount is “performance-based” within the meaning of Section 162(m). The Compensation Committee’s goal is to preserve the deductibility of compensation to the extent possible, and the Novell, Inc. 2009 Omnibus Incentive Plan, approved by stockholders in 2009, is designed to expand the Committee’s ability to ensure compensation is deductible. The Compensation Committee, however, believes that its primary objective is to drive and reward the performance that is viewed to be in the best long-term interests of the Company and its stockholders. The Committee has determined that, based on the Company’s current and anticipated tax situation, disallowing compensation deductions will not have any material cash flow impact. The Company and the Compensation Committee will continue to review the impact of Section 162(m) going forward and will make design changes as deemed warranted.

Compensation Risk Assessment

An assessment of Novell’s compensation programs was conducted with the assistance of our independent compensation consultant to understand if any risks exist that are reasonably likely to have a material adverse effect on the company. The assessment consisted of a thorough review of Novell’s compensation, benefit and severance programs, including various plan documents, as well as additional business strategy and risk information. The programs review included incentive and equity plans, severance plans and benefits plans for executives and non-executive employees. Our risk assessment concluded that there are no programs, polices or practices that would be reasonably likely to have a material adverse effect on the company.

Compensation Committee Report

The Compensation Committee of the Board of Directors of Novell, Inc. has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Respectfully submitted,

Gary G. Greenfield, Chairperson
Dr. John W. Poduska, Sr. Fred Corrado

2010 Summary Compensation Table

The table below shows, for fiscal 2010, fiscal 2009, and fiscal 2008, compensation earned by our Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Ronald W. Hovsepian	2010	925,005	915,984	900,635	1,300,000	74,465	4,116,089
President and Chief	2009	925,036	1,687,493	1,723,030	1,280,000	119,179	5,734,738
Executive Officer	2008	912,214	1,968,748	1,866,384	2,000,000	137,014	6,884,360
Dana C. Russell	2010	400,001	610,655	600,422	560,000	33,480	2,204,558
Senior Vice President	2009	400,015	449,999	459,475	550,000	49,921	1,909,410
and Chief Financial Officer	2008	400,015	393,750	373,277	800,000	57,863	2,024,905
John K. Dragoon	2010	340,001	508,879	500,351	357,000	25,700	1,731,931
Senior Vice President	2009	341,321	365,614	377,259	360,000	58,160	1,502,354
and Chief Marketing Officer	2008	340,013	253,128	239,962	500,000	35,450	1,368,553
Colleen A. O’Keefe	2010	350,002	203,550	200,141	337,000	21,001	1,111,694
Senior Vice President	2009	350,013	281,245	287,171	324,000	36,233	1,278,662
and General Manager,
Collaboration Solutions and
Global Services
Scott N. Semel	2010	325,001	356,216	350,245	328,000	250	1,359,712
Senior Vice President,
General Counsel and Secretary

(1)	Includes any amount deferred at the election of the NEO pursuant to our 401(k) Plan, Deferred Compensation Plan, or SBDC Plan. The appearance of an increase in salary from fiscal 2008 to fiscal 2009 for Mr. Hovsepian is an artifact of timing. Mr. Hovsepian’s salary was established two months after the beginning of fiscal 2008. It remained at that level throughout fiscal 2008 and fiscal 2009 and was not increased for fiscal 2010.
(2)

Represents the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. Amounts for fiscal years ended October 31, 2009 and 2008 have been recalculated to comply with new SEC requirements. For a discussion of assumptions made in the valuation of stock awards for the fiscal years ended October 31, 2010, 2009, and 2008, please refer to Part II, Item 8, Note U, “Stock-Based Compensation,” of the notes to the consolidated financial statements included as part of the Form 10-K.
(3)	Represents the aggregate grant date fair value of stock options computed in accordance with FASB ASC Topic 718. Amounts for fiscal years ended October 31, 2009 and 2008 have been recalculated to comply with new SEC requirements. For a discussion of assumptions made in the valuation of stock options for the fiscal years ended October 31, 2010, 2009, and 2008, please refer to Part II, Item 8, Note U, “Stock-Based Compensation,” of the notes to the consolidated financial statements included as part of the Form 10-K.
(4)	Represents annual cash incentives for services rendered in fiscal 2010, fiscal 2009, and fiscal 2008, although paid after the end of the fiscal year, pursuant to the applicable annual cash incentive program. Includes any amount deferred at the election of the NEO pursuant to our 401(k) Plan, Deferred Compensation Plan, or SBDC Plan.
(5)	Reflects the following elements of compensation for fiscal 2010:

	401(k) Matching Contribution ($)	Deferred Compensation Plan Matching Contribution ($)	SBDC Plan Matching Contribution ($)	Financial Planning Services ($)	Total ($)
Ronald W. Hovsepian	—	71,185	—	3,280	74,465
Dana C. Russell	7,680	25,200	—	600	33,480
John K. Dragoon	6,800	14,400	4,500	—	25,700
Colleen A. O’Keefe	2,208	15,293	—	3,500	21,001
Scott N. Semel	250	—	—	—	250

2010 Grants of Plan-Based Awards

The following table shows grants made to the Named Executive Officers in fiscal 2010.

								All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)

		Estimated Possible Payouts Under Non-Equity Plan Awards		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Target ($000s)(1)	Maximum ($000s)(1)	Target (#)(2)		Maximum (#)
Ronald W. Hovsepian		1,156.3	2,312.5
	12/8/2009			281,954	(5)	281,954	(5)				915,984
	12/8/2009								576,923	3.99	900,635
Dana C Russell		400	800
	12/8/2009			187,969	(5)	187,969	(5)				610,655
	12/8/2009								384,615	3.99	600,422
John K. Dragoon		255	510
	12/8/2009			156,641	(5)	156,641	(5)				508,879
	12/8/2009								320,512	3.99	500,351
Colleen A. O’Keefe		245	490
	12/8/2009			62,656	(5)	62,656	(5)				203,550
	12/8/2009								128,205	3.99	200,141
Scott N. Semel		195	390
	12/8/2009			109,649	(5)	109,649	(5)				356,216
	12/8/2009								224,358	3.99	350,245

(1)	In fiscal 2010, each NEO had a target cash incentive plan award equal to his or her base salary rate multiplied by his or her target annual cash incentive percentage. No NEO could receive an annual cash incentive plan award greater than two times his or her target annual cash incentive award. There are no minimum payments for threshold performance under the plan.
(2)	Reflects performance-based RSUs that vest upon the Company’s achievement of certain stock price targets. There are no minimum payments for threshold performance under the plan.
(3)	All stock options are granted at fair market value on the date of grant (which is defined as the closing price of Novell common stock on the trading day prior to the grant date).
(4)	Represents the grant date fair value. For a discussion of assumptions made in the valuation of equity awards, please refer to Part II, Item 8, Note U, “Stock-Based Compensation,” of the notes to the consolidated financial statements included as part of the Form 10-K.
(5)	33 1/3% of these RSUs vested on March 31, 2010 because the initial stock price target was met.

2010 Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the holdings of stock options, restricted stock awards and RSUs by our Named Executive Officers as of October 31, 2010. This table includes unexercised and unvested stock options, unvested restricted stock awards and RSUs, as well as stock options, restricted stock and RSUs with performance conditions that, as of October 31, 2010, had not yet been satisfied. The market value of the shares set forth under “Stock Awards” was determined by multiplying the number of unvested or unearned shares by the fair market value of our common stock on October 29, 2010, the last trading day of fiscal 2010.

	Option Awards							Stock Awards
											Equity		Equity
											Incentive		Incentive
											Plan		Plan Awards:
											Awards:		Market or
				Equity							Number		Payout
				Incentive							of		Value of
				Plan						Market	Unearned		Unearned
				Awards:				Number of		Value of	Shares,		Shares,
		Number of	Number of	Number of				Shares or		Shares or	Units or		Units or
		Securities	Securities	Securities				Units of		Units of	Other		Other
		Underlying	Underlying	Underlying				Stock		Stock	Rights		Rights
		Unexercised	Unexercised	Unexercised		Option		That		That	That		That
		Options	Options	Unearned		Exercise	Option	Have Not		Have Not	Have Not		Have Not
	Grant	Exercisable	Unexercisable	Options		Price	Expiration	Vested		Vested	Vested		Vested
Name	Date	(#)	(#)(1)	(#)(2)		($)	Date	(#)		($)	(#)(3)		($)
Ronald W. Hovsepian	6/2/2003	500,000				3.34	6/2/2011
	12/15/2003	75,000				9.42	12/15/2011
	12/15/2003	31,000				9.42	12/15/2011
	12/15/2003	31,000				9.42	12/15/2011
	12/13/2004	137,500				6.35	12/13/2012
	12/13/2004	68,750				6.35	12/13/2012
	12/13/2004	68,750				6.35	12/13/2012
	10/31/2005	150,000				7.57	10/31/2013
	12/12/2005	118,502				8.71	12/12/2013
	12/12/2005	29,626				8.71	12/12/2013
	12/20/2006	298,413	12,975			6.12	12/20/2014
	12/20/2006	77,847		155,694	(4)	6.12	12/20/2014
	12/20/2006							19,462	(5)	115,410
	12/18/2007	256,578	105,651			6.71	12/18/2015
	12/18/2007	113,196		339,590	(6)	6.71	12/18/2015
	12/18/2007							65,201	(7)	386,642
	12/16/2008	214,843	253,907			3.64	12/16/2016
	12/16/2008			585,937	(8)	3.64	12/16/2016
	12/16/2008							154,533	(9)	916,381
	12/16/2008										128,778	(10)	763,654
	12/8/2009		576,923			3.99	12/8/2017
	12/8/2009										187,970	(11)	1,114,662
Dana C. Russell	8/17/2001	10,000				4.68	8/17/2011
	8/17/2001	11,000				4.68	8/17/2011
	8/17/2001	25,000				4.68	8/17/2011
	8/17/2001	13,000				4.68	8/17/2011
	8/17/2001	13,000				4.68	8/17/2011
	9/10/2001	26,000				3.92	9/10/2011
	9/10/2001	6,000				3.94	9/10/2011
	3/30/2005	40,000				5.55	3/30/2013
	12/12/2006	44,034	1,915			6.08	12/12/2014
	12/12/2006	11,487		22,976	(4)	6.08	12/12/2014
	12/12/2006							2,872	(12)	17,031
	4/10/2007	23,673	3,382			7.45	4/10/2015
	4/10/2007	6,764		13,528	(4)	7.45	4/10/2015
	4/10/2007							846	(13)	5,017
	12/18/2007	51,315	21,131			6.71	12/18/2015
	12/18/2007	22,639		67,918	(6)	6.71	12/18/2015
	12/18/2007							13,040	(7)	77,327
	1/10/2008	13,000				10.68	1/7/2012
	12/16/2008	57,291	67,709			3.64	12/16/2016
	12/16/2008			156,250	(8)	3.64	12/16/2016
	12/16/2008							41,209	(9)	244,369
	12/16/2008										34,341	(10)	203,642
	12/8/2009		384,615			3.99	12/8/2017
	12/8/2009										125,313	(11)	743,106

	Option Awards							Stock Awards
											Equity		Equity
											Incentive		Incentive
											Plan		Plan Awards:
											Awards:		Market or
				Equity							Number		Payout
				Incentive							of		Value of
				Plan						Market	Unearned		Unearned
				Awards:				Number of		Value of	Shares,		Shares,
		Number of	Number of	Number of				Shares or		Shares or	Units or		Units or
		Securities	Securities	Securities				Units of		Units of	Other		Other
		Underlying	Underlying	Underlying				Stock		Stock	Rights		Rights
		Unexercised	Unexercised	Unexercised		Option		That		That	That		That
		Options	Options	Unearned		Exercise	Option	Have Not		Have Not	Have Not		Have Not
	Grant	Exercisable	Unexercisable	Options		Price	Expiration	Vested		Vested	Vested		Vested
Name	Date	(#)	(#)(1)	(#)(2)		($)	Date	(#)		($)	(#)(3)		($)
John K. Dragoon	10/13/2003	50,000				6.02	10/13/2011
	3/30/2005	60,000				5.55	3/30/2013
	12/12/2005	60,000				8.71	12/12/2013
	12/12/2006	48,974	2,130			6.08	12/12/2014
	12/12/2006	12,776		25,553	(4)	6.08	12/12/2014
	12/12/2006							3,194	(12)	18,940
	12/18/2007	32,988	13,584			6.71	12/18/2015
	12/18/2007	14,553		43,662	(6)	6.71	12/18/2015
	12/18/2007							8,383	(7)	49,711
	12/16/2008	35,807	42,318			3.64	12/16/2016
	12/16/2008			97,656	(8)	3.64	12/16/2016
	12/16/2008							25,755	(9)	152,727
	12/16/2008										21,463	(10)	127,276
	6/8/2009	6,905	13,813			4.12	6/8/2017
	6/8/2009			25,897	(8)	4.12	6/8/2017
	6/8/2009							6,826	(14)	40,478
	6/8/2009										5,689	(10)	33,736
	12/8/2009		320,512			3.99	12/8/2017
	12/8/2009										104,428	(11)	619,258
Colleen A. O’Keefe	12/4/2006	191,666	8,334			6.29	12/4/2014
	12/18/2007	35,415	14,583			6.71	12/18/2015
	12/18/2007	15,624		46,873	(6)	6.71	12/18/2015
	12/18/2007							9,000	(7)	53,370
	12/16/2008	35,807	42,318			3.64	12/16/2016
	12/16/2008			97,656	(8)	3.64	12/16/2016
	12/16/2008							25,755	(9)	152,727
	12/16/2008										21,463	(10)	127,276
	12/8/2009		128,205			3.99	12/8/2017
	12/8/2009										41,771	(11)	247,702
Scott N. Semel	9/15/2008	91,911	84,559			5.66	9/15/2016
	9/15/2008							21,201	(9)	125,722
	12/8/2009		224,358			3.99	12/8/2017
	12/8/2009										73,100	(11)	433,483

(1)	Unless otherwise indicated, the options vest at a rate of 25% on the first annual anniversary of the grant date and thereafter vest 2.083% on each monthly anniversary of the grant date, subject to the NEO’s continued employment with Novell.
(2)	Unless otherwise noted, 25% of the options will vest each fiscal year if we achieve targeted non-GAAP product revenue or non-GAAP total revenue. In any fiscal year in which we exceed the targeted non-GAAP total revenue by at least 10% or the non-GAAP product revenue by 1%, the following will occur: (a) an additional 25% of the options will vest if we did not achieve the target for the prior fiscal year (“look back vesting”); or (b) if look back vesting is not applicable, an additional 25% of the options will vest (“look forward vesting”). In no case can more than 100% of the original grant vest. The applicable vesting date for any fiscal year is the date on which the Chief Financial Officer certifies the non-GAAP product revenue or non-GAAP total revenue results following the filing of our Annual Report on Form 10-K. If targets are not met, the options will expire.
(3)

Unless otherwise noted, 25% of the RSUs will vest each fiscal year if we achieve targeted non-GAAP operating income. In any fiscal year in which we exceed the targeted non-GAAP operating income by at least 2% for shares granted in fiscal 2009 and by at least 15% for shares granted prior to fiscal 2009, the following will occur: (a) an additional 25% of the RSUs will vest if we did not achieve the targeted non-GAAP operating income for the prior fiscal year (“look back vesting”); or (b) if look back vesting is not applicable, an additional 25% of the RSUs will vest (“look forward vesting”). In no case can more than 100% of the original grant vest. The applicable vesting date for any fiscal year is the date on which the Chief Financial Officer certifies the non-GAAP operating income results following the filing of our Annual Report on Form 10-K. If targets are not met, the RSUs will expire.

(4)	25% of the option award vested on December 14, 2010. Look back vesting, as described in footnote (2) above, did not apply and hence the remaining 25% of the option award was cancelled as of December 14, 2010.
(5)	These RSUs vested on December 20, 2010.
(6)	25% of the option award vested on December 14, 2010. Look back vesting, as described in footnote (2) above, did not apply and hence 25% of the option award was cancelled as of December 14, 2010.
(7)	25% of the RSU award vested on each of the first three annual anniversaries of the grant date, and the remaining 25% vested in December 2010, subject to the NEO’s continued employment with Novell.
(8)	50% of these options vested on December 14, 2010. Look back vesting, as described in footnote (2) above, applied since we exceeded our non-GAAP product revenue target by at least 1%.
(9)	25% of the RSU award vested on each of the first two annual anniversaries of the grant date, and the remainder will vest equally on the next two annual anniversaries of the grant date, subject to the NEO’s continued employment with Novell.
(10)	These RSUs vested on December 14, 2010. Look forward vesting, as described in footnote (3) above, applied since we exceeded our non-GAAP operating income target by at least 15%.
(11)

33 1/3% of these RSUs vested on March 31, 2010 based upon our achievement of the first of three market price performance targets. The remaining 66 2/3% will vest equally upon the attainment of the remaining two market price performance targets.

(12)	These RSUs vested on December 12, 2010.
(13)	25% of the RSU award vested on the first annual anniversary of the grant date and thereafter vests 2.083% on each monthly anniversary of the grant date, subject to the NEO’s continued employment with Novell.
(14)	25% of the RSU award vested on the first annual anniversary of the grant date and the remainder will vest equally on the next three annual anniversaries of the grant date, subject to the NEO’s continued employment with Novell.

2010 Option Exercises and Stock Vested

The following table sets forth the number of shares acquired and the value realized by each of the Named Executive Officers upon vesting of stock options, restricted stock awards and RSUs during fiscal 2010.

	Option Awards		Stock Awards(1)
	Number of	Value	Number of		Value
	Shares Acquired	Realized	Shares Acquired		Realized
	on Exercise	on Exercise	on Vesting		on Vesting
Name	(#)	($)	(#)		($)(1)
Ronald W. Hovsepian	—	—	407,835	(2)	1,834,624	(2)
Dana C. Russell	—	—	138,116	(3)	677,366	(3)
John K. Dragoon	—	—	108,089	(4)	538,112	(4)
Colleen A. O’Keefe	—	—	100,016	(5)	444,368	(5)
Scott N. Semel	—	—	47,150	(6)	272,494	(6)

(1)	Value realized on vesting is based on fair market value, which we define as the closing price of the common stock on the trading day prior to the vesting date, and does not necessarily reflect the cash proceeds actually received by the NEO.
(2)	Includes 155,724 shares withheld from Mr. Hovsepian to satisfy taxes at a value of $689,650. Mr. Hovsepian has not sold any of the remaining shares he acquired upon vesting.
(3)	Includes 43,328 shares withheld from Mr. Russell to satisfy taxes at a value of $212,255. Mr. Russell has not sold any of the remaining shares he acquired upon vesting.
(4)	Includes 34,576 shares withheld from Mr. Dragoon to satisfy taxes at a value of $172,350. Mr. Dragoon has not sold any of the remaining shares he acquired upon vesting.
(5)	Includes 31,970 shares withheld from Ms. O’Keefe to satisfy taxes at a value of $142,337. Ms. O’Keefe has not sold any of the remaining shares she acquired upon vesting.
(6)	Includes 14,980 shares withheld from Mr. Semel to satisfy taxes at a value of $86,574. Mr. Semel has not sold any of the remaining shares he acquired upon vesting.

2010 Nonqualified Deferred Compensation

Name	Executive Contribution in Last Fiscal Year ($)	Registrant Contribution in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year End ($)(2)
Ronald W. Hovsepian
Novell, Inc. Deferred Compensation Plan	78,950	71,185	125,485	921,974
Stock-Based Deferred Compensation Plan	—	—	19,860	64,005
Dana C. Russell
Novell, Inc. Deferred Compensation Plan	38,000	25,200	43,200	382,067
Stock-Based Deferred Compensation Plan	—	—	—	—
John K. Dragoon
Novell, Inc. Deferred Compensation Plan	51,300	14,400	54,501	350,630
Stock-Based Deferred Compensation Plan	18,000	4,500	35,974	123,553
Colleen A. O’Keefe
Novell, Inc. Deferred Compensation Plan	35,900	15,293	20,503	205,146
Stock-Based Deferred Compensation Plan	—	—	—	—
Scott N. Semel
Novell, Inc. Deferred Compensation Plan	—	—	—	—
Stock-Based Deferred Compensation Plan	—	—	—	—

(1)	Company contributions to the Deferred Compensation Plan and the Stock-Based Deferred Compensation Plan are reported in the “All Other Compensation” column of the Summary Compensation Table. The following Company contributions to the Deferred Compensation Plan for the following NEOs are reported in the Summary Compensation Table: Mr. Hovsepian: $71,185; Mr. Russell: $25,200; Mr. Dragoon: $14,400; Ms. O’Keefe: $15,293. The following Company contribution to the Stock-Based Deferred Compensation Plan was reported in the Summary Compensation Table: Mr. Dragoon: $4,500.
(2)

Fiscal 2009: The following Company contributions to the Deferred Compensation Plan for the following NEOs were reported in the Summary Compensation Table: Mr. Hovsepian: $101,678; Mr. Russell: $40,001; Mr. Dragoon: $20,000; Ms. O’Keefe: $22,500. The following Company contribution to the Stock-Based Deferred Compensation Plan was reported in the Summary Compensation Table: Mr. Dragoon: $6,250. The following amounts were reported as executive contributions to the Deferred Compensation Plan or as executive contributions to the Stock-Based Deferred Compensation Plan in the Nonqualified Deferred Compensation table: Mr. Hovsepian: $107,751 (Deferred Compensation Plan); Mr. Russell: $48,001

(Deferred Compensation Plan); Mr. Dragoon: $71,250 (Deferred Compensation Plan) and $25,000 (Stock-Based Deferred Compensation Plan); Ms. O’Keefe: $61,001 (Deferred Compensation Plan).

Fiscal 2008: The following Company contributions to the Deferred Compensation Plan for the following NEOs were reported in the Summary Compensation Table: Mr. Hovsepian: $112,244; Mr. Russell: $40,001; Mr. Dragoon: $20,000. The following Company contribution to the Stock-Based Deferred Compensation Plan was reported in the Summary Compensation Table: Mr. Dragoon: $6,250. The following amounts were reported as executive contributions to the Deferred Compensation Plan or as executive contributions to the Stock-Based Deferred Compensation Plan in the Nonqualified Deferred Compensation table: Mr. Hovsepian: $117,366 (Deferred Compensation Plan); Mr. Russell: $48,001 (Deferred Compensation Plan); Mr. Dragoon: $57,000 (Deferred Compensation Plan) and $25,000 (Stock-Based Deferred Compensation Plan).

Fiscal 2007: The following Company contributions to the Deferred Compensation Plan for the following NEOs were reported in the Summary Compensation Table: Mr. Hovsepian: $18,687; Mr. Russell: $12,961. The following Company contribution to the Stock-Based Deferred Compensation Plan was reported in the Summary Compensation Table: Mr. Hovsepian: $687. The following amounts were reported as executive contributions to the Deferred Compensation Plan in the Nonqualified Deferred Compensation Table: Mr. Hovsepian: $27,419; Mr. Russell: $20,961.

The Deferred Compensation Plan allows eligible employees to make contributions in amounts that exceed the limitation in the 401(k) Plan. We make a matching contribution equal to 100% of the first 4% of each participant’s eligible compensation deferred under the Deferred Compensation Plan, which is reduced by any matching contribution allocated to a participant’s matching contribution under the 401(k) Plan in a plan year. Effective January 1, 2010, in the event of a suspension of matching contributions under the 401(k) Plan, the matching benefit received by participants under the Deferred Compensation Plan is reduced by the maximum amount of the matching contribution of the 401(k) Plan that could have been made to the participant absent the suspension. Earnings on contributions are calculated in the same manner that earnings are calculated under our 401(k) Plan. The SBDC Plan provides a mechanism for senior executives to meet stock ownership requirements. Under the SBDC Plan, we make a matching contribution, which cannot exceed 25% of the total amount of compensation deferred under the SBDC Plan in a plan year. Under the Deferred Compensation Plan and the SBDC Plan, participants are permitted to defer up to 75% of base salary and 75% of annual cash incentives earned in a calendar year. As indicated above, the Merger Agreement generally restricts, subject to certain limited exceptions, including, without limitation, Attachmate’s prior written consent, our ability to issue shares of our common stock during the interim period between the execution of the Merger Agreement and the consummation of the merger (or the date on which the Merger Agreement is earlier terminated). Therefore, because participants attain the right to receive Novell common stock under the SBDC Plan, we have suspended participation effective January 1, 2011.

Severance Agreements

Each of Messrs. Hovsepian, Russell, Semel and Dragoon and Ms. O’Keefe, is a party to a severance agreement with us. The severance agreements do not provide severance benefits in the event of their termination due to disability, death, or cause. Under their severance agreements, the NEOs are entitled to receive severance benefits upon their involuntary termination prior to a change in control and upon a change in control, which are reflected in the tables below. The tables below provide information as required by the SEC and do not reflect the transaction described above with Attachmate.

Generally, a change in control occurs under the severance agreements: (i) upon the acquisition by an individual, entity or group of 30% or more of the combined voting power of our then outstanding common stock; (ii) if a majority of our Board of Directors is replaced without the approval of at least two-thirds of the incumbent directors; or (iii) upon the consummation of a reorganization, merger or consolidation, a sale or other disposition of all or substantially all of the assets of the Company or other transaction of the Company.

Under the terms of the severance agreements, “involuntary termination prior to a change in control” means termination of employment unrelated to a change in control for any reason other than cause, the NEO’s death or disability. “Involuntary termination prior to a change in control” also includes constructive termination prior to a change in control. Generally, in this context, “cause” means a determination by management, with the advice of counsel, that the NEO has committed any of the following acts: (i) willful or deliberate violations of the NEO’s obligations; (ii) willful misconduct that is injurious to the Company or any subsidiary; (iii) a felony, an act of fraud against or the misappropriation of property belonging to the Company or any subsidiary; (iv) a material breach of terms of any confidentiality or proprietary information agreement between the NEO and the Company; or (v) a material violation of Novell’s COBE or Employee Conduct and Standards Policy. Generally, “constructive termination prior to a change in control” means: (a) a substantial reduction in the NEO’s duties, authority or responsibilities; (b) a greater than 20% reduction of the NEO’s base pay; or (c) the failure of the Company to obtain an assumption of the severance agreement by any successors.

Under the terms of the severance agreements, “involuntary termination associated with a change in control” means termination of the NEO’s employment related to a change in control by the Company for any reason other than cause, the NEO’s death or disability, or on account of a constructive termination associated with a change in control. Generally, in this context “cause” means a determination that: (i) the NEO has been convicted of a criminal violation involving fraud, embezzlement or theft in connection with his or her duties or in the course of his or her employment with the Company or any subsidiary; or (ii) the NEO has committed intentional wrongful disclosure of secret processes or confidential information of the Company or any subsidiary and any such act has been demonstrably and materially harmful to the Company. Generally, “constructive termination associated with a change in control” means the termination by the NEO of his or her employment with the Company as a result of one of the following events: (a) the NEO’s failure to be retained in office; (b) an adverse change in the NEO’s powers, compensation and/or benefits; (c) an adverse change in the nature and/or scope of the NEO’s business responsibilities; (d) a liquidation or reorganization of the Company; (e) a significant change in the NEO’s principal location of work; or (f) any material breach by the Company of the severance agreement. In connection with the execution of the Merger Agreement, the Company will have the ability to amend the definition of a “constructive termination associated with a change in control” in each of the severance agreements to clarify that upon the completion of the merger with Attachmate, each of the NEOs will be entitled to terminate his or her employment and have such termination treated as a “constructive termination associated with a change in control.” Accordingly, in the event that any of the NEOs terminates his or her employment following completion of the merger, he or she will be entitled to the severance payments and benefits described below.

Summary of Benefits

In the event of an involuntary termination prior to a change in control, the NEOs will receive the following benefits: (i) 150% of base salary, payable in installments; (ii) incentive pay, prorated to the termination date and payable in installments; (iii) an amount not to exceed 20% of base salary for outplacement services; (iv) reimbursement for up to 12 months of continued health and dental coverage; and (v) all earned but unpaid wages and benefits. In addition, the portion of such NEO’s stock options, restricted stock and restricted stock units, if any, which would have vested and become exercisable within the one-year period after the executive’s termination date will become vested upon such person’s termination date. Such options, plus any other unexercised options, shall remain exercisable for the longer of six months after termination or the original term of the option (but in no event beyond the expiration of the option’s original term). In addition, the NEO’s options, restricted stock, and restricted stock units subject to performance vesting criteria will remain eligible to earn additional vesting during the one-year period commencing on the termination date, based on attainment of relevant performance criteria. If, and to the extent, those criteria are attained during that one-year period, the options and restricted stock units will vest, and/or the restrictions on restricted stock will lapse (as applicable); if the performance criteria are not met during that period, no further vesting or lapse of restrictions will occur.

In the event that an involuntary termination associated with a change in control occurs within two years after the change in control or occurs (A) not more than six months prior to a change in control or (B) following the commencement of any discussion with a third person that ultimately results in a change in control (provided that in both circumstances the change in control is consummated within 12 months following the executive’s termination date), the NEOs will receive a lump sum payment equal to: (i) 200% of base salary and 200% of incentive pay; (ii) incentive pay, prorated to the termination date; (iii) 20% of base salary for outplacement services; (iv) the amount that the executive would have received under the Company’s 401(k) plan as a Company match for the 24-month period after the executive’s termination date; and (v) all earned but unpaid wages and benefits. In addition, the executive will be reimbursed for up to 24 months of continued health and dental coverage. If eligible for change in control benefits, the executive generally has the right to reimbursement from the Company of attorney’s fees and expenses, in the event that the executive is required to enforce his/her rights to benefits pursuant to the agreement.

The severance agreement for Mr. Hovsepian provides that his unvested equity awards will become fully vested and/or exercisable on the date on which a change in control occurs, and his unexercised options will remain exercisable for the longer of 24 months after termination of employment or the original term of the option (but in no event beyond the expiration of the option’s original term).

The severance agreements for Messrs. Russell, Semel and Dragoon and Ms. O’Keefe provide that the executive’s unvested equity awards will become fully vested and/or exercisable if the acquiror or successor corporation fails to provide the executive with comparable replacement grants for unvested equity. Each NEO’s unvested equity awards also become fully vested and/or exercisable upon involuntary termination associated with a change in control. In addition, the executive’s unexercised options will remain exercisable for the longer of 24 months after termination of employment or the original term of the option (but in no event beyond the expiration of the option’s original term).

In addition, the NEOs are eligible to receive a gross-up payment to cover any federal excise taxes owed by the executive on any change in control-related severance payments and benefits if the net after-tax benefit to the executive of receiving the gross-up payment exceeds the maximum dollar amount that may be paid under Code Section 280G without imposition of an excise tax under Code Section 4999 by more than ten percent. The gross-up payment would cover (1) the amount of federal excise taxes and (2) the additional income taxes resulting from payment of the gross-up.

For purposes of calculating the severance payment amounts, “base salary” is defined as the greater of (i) the executive’s annual base salary rate as in effect immediately preceding the executive’s termination date, or (ii) the executive’s highest annual base salary rate as in effect in any of the three (3) full calendar years preceding the executive’s termination date, and “incentive pay” is defined as the greater of (i) the executive’s maximum target annual cash incentive for which the executive was eligible during the period that includes the termination date, or (ii) the highest aggregate annual cash incentive payment to the executive during any of the three (3) full calendar years prior to the executive’s termination date.

The severance agreements also contain release, confidentiality, non-competition and non-solicitation provisions.

Mr. Hovsepian

The severance agreement for Mr. Hovsepian also provides that he may elect to receive the following separation benefits if he provides notice of resignation and resigns voluntarily within one year after the date he is no longer the Chief Executive Officer of the Company: (i) 150% of base salary; (ii) incentive pay, prorated to the termination date; and (iii) 12 months of continued health and dental coverage. Half of the cash benefits will be paid in a lump sum in the seventh month following his termination date and the remaining balance will be paid in monthly installments following the month in which the lump sum is paid. In addition, any unvested stock options, restricted stock and restricted stock units that are subject to time-based vesting criteria will vest and/or become exercisable, and any options that vest plus any other unexercised options will remain exercisable until the latest of December 31 of the year of termination, the 15th day of the third month following his termination, or the original term of the option (but in no event beyond the expiration of the option’s original term). Any outstanding options, restricted stock and restricted stock units that are subject to performance vesting criteria will continue in effect, subject to the terms and conditions set forth in the relevant grant agreement. If Mr. Hovsepian elects to receive the separation benefits, he will be deemed to waive any right to the severance benefits under the severance agreement and he will not be subject to the covenant not to compete.

Estimated Potential Payments Upon Involuntary Termination Prior to a Change in Control (As of October 31, 2010)

Name	Cash Payment ($)(1)	Health and Dental Coverage ($)(2)	Stock Option Vesting ($)(3)	Restricted Stock Vesting ($)(3)	Restricted Stock Units Vesting ($)(3)	Total ($)(4)
Ronald W. Hovsepian	3,838,881	24,146	1,452,238	—	1,377,836	6,693,101
Dana C. Russell	1,486,447	24,146	592,456	—	345,802	2,448,851
John K. Dragoon	1,082,817	24,146	474,343	—	269,203	1,850,509
Colleen A. O’Keefe	999,536	24,146	270,538	—	204,865	1,499,085
Scott Semel	846,412	24,146	211,403	—	62,861	1,144,822

(1)	Amounts include 150% of the NEO’s base salary, prorated incentive pay, and an amount equal to 20% of base salary for outplacement services.
(2)	Amounts reflect the value of continued health and dental coverage for 12 months.
(3)	Amounts reflect the value of accelerated vesting, calculated as the difference between the closing market price of the Company’s stock as of October 31, 2010 and the exercise or purchase price of stock options and other equity awards.
(4)	All cash payments will be provided after a period of six months following the termination event, in order to accommodate requirements under Section 409A of the Code.

Estimated Potential Cash Payments Upon Involuntary Termination Associated with a Change in Control (As of October 31, 2010)

Name	Lump Sum Cash Payment ($)(1)	Health and Dental Coverage ($)(2)	401(k) Matching Contributions ($) (3)	Estimated Tax Gross-Up ($)(4)	Total Cash Payments ($)(5)
Ronald W. Hovsepian	8,180,335	48,291	19,915	—	8,248,541
Dana C. Russell	3,332,731	48,291	19,915	1,434,759	4,835,696
John K. Dragoon	2,284,141	48,291	19,915	1,055,286	3,407,633
Colleen A. O’Keefe	2,001,672	48,291	19,915	—	2,069,878
Scott Semel	1,610,483	48,291	19,915	729,992	2,408,681

(1)	Amounts include 200% of the NEO’s base salary and 200% of incentive pay, prorated incentive pay, and an amount equal to 20% of base salary for outplacement services. As described in footnote (4) below, Mr. Hovsepian’s Lump Sum Cash Payment has been reduced such that he would not be subject to the excise tax under Section 280G of the Code. The total cutback amount is $745,897.
(2)	Amounts reflect the value of continued health and dental coverage for 24 months.

(3)	Amounts reflect the total amount that the NEO would receive under the Company’s 401(k) Plan as a Company match if the executive was eligible to participate in the Company’s 401(k) Plan for the 24-month period after the executive’s termination date and the executive contributed the maximum amount to the 401(k) Plan.
(4)	Only Messrs. Russell, Dragoon and Semel would be subject to the excise tax and eligible for a gross-up payment. The gross-up payment covers the cash severance payments and the value of accelerated vesting of equity awards, described below. For purposes of calculating the gross-up payments, the value of accelerated vesting of equity awards was determined in accordance with Section 280G of the Code. The total parachute value associated with Mr. Hovsepian’s payments exceeds his Safe Harbor Threshold by less than 110%, so his payments would be cut back such that he would not be subject to the excise tax. As described above, the total amount required to be cut back is $745,897.
(5)	All cash payments will be provided after a period of six months following the termination event, in order to accommodate requirements under Section 409A of the Code.

Estimated Value of Accelerated Vesting of Equity Awards Upon Change in Control and Involuntary Termination Associated with a Change in Control (As of October 31, 2010)

In addition to the cash severance payments described above, the severance agreements provide for accelerated vesting of outstanding equity awards. The severance agreement for Mr. Hovsepian provides that the executive’s unvested equity awards will become fully vested and/or exercisable on the date on which a change in control occurs. The severance agreements for Messrs. Russell, Semel and Dragoon and Ms. O’Keefe provide that their unvested equity awards will become fully vested and/or exercisable if the acquiror or successor corporation fails to provide comparable replacement grants for unvested equity. Messrs. Russell, Semel and Dragoon and Ms. O’Keefe’s unvested equity awards also become fully vested and/or exercisable upon involuntary termination associated with a change in control.

Name	Stock Option Vesting ($)(1)	Restricted Stock Vesting ($)(1)	Restricted Stock Units Vesting ($)(1)	Total ($)
Ronald W. Hovsepian	3,042,472	—	3,302,305	6,344,777
Dana C. Russell	1,259,018	—	1,294,197	2,553,215
John K. Dragoon	990,770	—	1,045,211	2,035,981
Colleen A. O’Keefe	569,257	—	582,305	1,151,562
Scott Semel	458,085		561,368	1,019,453

(1)	Amounts reflect the value of accelerated vesting, calculated as the difference between the closing market price of the Company’s stock as of October 31, 2010 and the exercise or purchase price of stock options and other equity awards.

2010 Director Compensation

The following table provides information regarding the compensation earned by the non-employee members of our Board of Directors in fiscal 2010. Directors who are employees of the Company receive no compensation for their service as directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)(5)		Total ($)
Albert Aiello	113,000	86,995	42,604			242,599
Fred Corrado	124,500	86,995	42,604			254,099
Richard L. Crandall	268,500	86,995	42,604			398,099
Gary G. Greenfield	116,500	86,995	42,604			246,099
Judith H. Hamilton	99,500	86,995	42,604			229,099
Patrick S. Jones	114,000	86,995	42,604			243,599
Claudine B. Malone(6)	41,500	—	—			41,500
Richard L. Nolan	102,500	86,995	42,604			232,099
Thomas G. Plaskett(6)	43,000	—	—			43,000
Dr. John W. Poduska, Sr.	113,500	86,995	42,604	12,497	(5)	255,596
Kathy Brittain White(6)	47,500	—	—			47,500

(1)	Includes any amount deferred, at the election of the directors, through the purchase of common stock equivalents (“CSEs”), as described in the narrative below. Our Board of Directors awarded Richard L. Crandall, the Chairman of the Board of Directors, two $50,000 payments in recognition of his increased work effort, time commitment and contributions in connection with the proposed merger with Attachmate.
(2)	Represents the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. For a discussion of assumptions made in the valuation of these stock awards, please refer to Part II, Item 8, Note U, “Stock-Based Compensation,” of the notes to the consolidated financial statements included as part of the Form 10-K. As of the end of fiscal 2010:

•	Mr. Aiello had 25,953 stock awards outstanding, 25,953 of which were unvested.

•	Mr. Corrado had 25,953 stock awards outstanding, 25,953 of which were unvested.

•	Mr. Crandall had 25,953 stock awards outstanding, 25,953 of which were unvested.

•	Mr. Greenfield had 25,953 stock awards outstanding, 25,953 of which were unvested.

•	Ms. Hamilton had 25,953 stock awards outstanding, 25,953 of which were unvested.

•	Mr. Jones had 25,953 stock awards outstanding, 25,953 of which were unvested.

•	Mr. Nolan had 25,953 stock awards outstanding, 25,953 of which were unvested.

•	Dr. Poduska had 25,953 stock awards outstanding, 25,953 of which were unvested.

(3)

Represents the aggregate grant date fair value of stock option awards computed in accordance with FASB ASC Topic 718. For a discussion of assumptions made in the valuation of these stock option awards, please refer to Part II, Item 8, Note U, “Stock-Based Compensation,” of the notes to the consolidated financial statements included as part of the Form 10-K. As of the end of fiscal 2010:

•	Mr. Aiello had 243,760 option awards outstanding, 31,187 of which were unvested.

•	Mr. Corrado had 243,760 option awards outstanding, 31,187 of which were unvested.

•	Mr. Crandall had 193,760 option awards outstanding, 31,187 of which were unvested.

•	Mr. Greenfield had 93,760 option awards outstanding, 56,187 of which were unvested.

•	Ms. Hamilton had 93,760 option awards outstanding, 56,187 of which were unvested.

•	Mr. Jones had 143,760 option awards outstanding, 43,687 of which were unvested.

•	Ms. Malone had 117,646 option awards outstanding, all of which were vested.

•	Mr. Nolan had 293,760 option awards outstanding, 31,187 of which were unvested.

•	Dr. Poduska had 308,760 option awards outstanding, 31,187 of which were unvested.

(4)	See narrative below for a description of the Directors’ Charitable Award Program.
(5)	Includes the 25% Match of deferred amounts, as described in the narrative below.
(6)	Ms. Malone retired from our Board of Directors effective as of the date of the 2010 Annual Meeting of Stockholders. Mr. Plaskett and Ms. White held office until the date of the 2010 Annual Meeting and did not seek re-election.

The primary goal of our director compensation program is to support the achievement of our performance objectives and to attract and retain highly qualified directors. Compensation of our non-employee directors is as follows:

•	the annual board retainer for the Chairman of the Board of Directors is $125,000;

•	the annual board retainer for all other members of our Board of Directors is $50,000;

•	the annual retainer for service as chairperson of the Audit Committee is $20,000;

•	the annual retainer for service as chairperson of all other committees of our Board of Directors is $10,000;

•	fee for attendance at each meeting of our Board of Directors is $1,500;

•	fee for attendance at each committee meeting of our Board of Directors is $1,500; and

•	equity awards as described below.

Our non-employee directors are reimbursed for their expenses incurred in attending meetings of our Board of Directors and its committees.

In fiscal 2010, non-employee directors were permitted to elect to have all or a portion of their annual board retainer deferred through the purchase of CSEs and to designate a date in the future on which such CSEs will be paid out in shares of our common stock. If a non-employee director did not designate a pay-out date, such director’s CSEs will be paid out at the time of his or her resignation from our Board of Directors. Subject to the vesting provisions described below, the annual board retainer paid to any non-employee director who elected to defer all or a portion of his or her annual board retainer was increased by an amount (such amount to be referred to as the “Match”) equal to 25% of the amount of the deferred retainer, provided that the Match was used solely to purchase additional CSEs. The CSEs purchased with the Match were credited to a separate bookkeeping account from the CSEs purchased with the deferred retainer. In the event that any non-employee director ceases to serve as a member of our Board of Directors prior to the third anniversary of the date on which CSEs were purchased with a Match, all CSEs purchased with such Match will be forfeited and such director will no longer have any rights with respect to such Match or such CSEs.

In June 2010, each non-employee director received an annual equity award with a target value of $130,000 that was comprised of stock options with a grant date fair value of $43,000 and restricted stock or restricted stock units with a grant date fair value of $87,000 (the “Annual Equity Award”). The stock options, restricted stock and restricted stock units comprising the Annual Equity Award vest upon the earlier to occur of (i) the first anniversary of the grant date; or (ii) the business day prior to the date of the next annual meeting of stockholders following the grant date. In addition, (a) upon the retirement of a non-employee director, the vesting of all unvested stock options, restricted stock and restricted stock units will accelerate, and vested stock options will remain exercisable for twelve months following retirement; (b) upon the disability of a non-employee director, there will be no acceleration of unvested stock options, restricted stock and/or restricted stock units, but vested stock options will remain exercisable for twelve months following a disability; and (c) upon the death of a non-employee director, there will be an accelerated vesting of those stock options, restricted stock and restricted stock units that would have vested within twelve months following such death had the non-employee director not died and remained a non-employee director, and vested stock options will remain exercisable for twelve months following the death of a non-employee director. New non-employee directors receive a one-time grant of 50,000 stock options that vest in equal portions on the first two anniversaries of the date of grant.

In December 2009, the Company established the 2009 Directors Deferral Plan (the “Directors Plan”), a sub-plan of the 2009 Omnibus Incentive Plan. Beginning in December 2009, pursuant to the terms of the Directors Plan, non-employee directors were permitted to defer their annual board retainers payable in the following calendar year through the purchase of CSEs and their receipt of the shares underlying the restricted stock units portion of the Annual Equity Award awarded in the following calendar year. Under the Directors Plan, the CSEs purchased with annual board retainers and the shares payable upon the vesting of restricted stock units will be paid out on the earliest to occur of (a) a change of control, (b) termination of a non-employee director’s service with the Company, or (c) if elected, a designated payout date prior to such non-employee director’s termination of service (the “Deferral Payment Date”). Non-employee directors who defer their annual board retainers will receive a Match, which will be used solely to purchase additional CSEs. Unlike the CSEs purchased with a non-employee director’s annual board retainer, which are 100% vested at all times, the CSEs purchased with the Match become 100% vested on the earliest to occur of (i) the third anniversary of the last date CSEs are purchased with the Match in the relevant calendar year, (ii) a change of control, (iii) the non-employee director’s retirement, or (iv) the non-employee director’s death. The vested CSEs purchased with the Match are paid to the non-employee director on the earliest to occur of (a) his or her termination of service with the Company, (b) a change of control, or (c) the later to occur of the Deferral Payment Date or the date on which such CSEs vest. The Company will maintain separate bookkeeping accounts for the CSEs purchased with the deferred retainer, the CSEs purchased with the Match and the deferred restricted stock units. If the Company pays dividends, non-employee directors will receive dividend equivalents on the portion of their deferral accounts that is vested on the dividend record date. Non-employee director deferral elections made prior to the effective date of the Directors Plan will remain in place in accordance with the terms of the deferral program in place at the time the deferral elections were made and will not be subject to the terms of the Directors Plan. Non-employee director deferral elections made on and after the effective date of the Directors Plan will be subject to the terms of the Directors Plan.

We had a Directors’ Charitable Award Program (the “Charitable Program”) in which members of our Board of Directors were eligible to participate, subject to vesting requirements. Our Board of Directors terminated the Charitable Program with respect to all persons joining our Board of Directors after January 7, 2003, but has kept the program in place with respect to those persons who were eligible directors on or before January 7, 2003. The Company chose life insurance policies, purchased by the Company on the lives of the participants, as the funding vehicle for the Charitable Program. Upon the death of a participating director, the Company will donate $1,000,000 (paid in ten equal annual installments) to non-profit organizations recommended by the director. Proceeds from the life insurance death benefits are used to offset donations paid. Individual directors derive no financial benefit from the Charitable Program since all available insurance proceeds and tax deductions accrue solely to the Company. In fiscal 2010, the Company did not incur any costs to fund the Charitable Program.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently comprised of Messrs. Greenfield, who serves as its Chairperson, and Corrado and Dr. Poduska. Mr. Plaskett. and Ms. White held office and were members of the Compensation Committee until the date of our 2010 Annual Meeting of Stockholders, April 19, 2010, at which they did not seek re-election. No member of the Compensation Committee has ever been an officer or employee of Novell or of any of our subsidiaries or affiliates. During fiscal 2010, none of our executive officers served on the board of directors or on the compensation committee of any other entity, any officers of which served either on our Compensation Committee or on our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information regarding the aggregate number of shares of our common stock issuable under all of our stock option and equity-based plans upon the exercise of outstanding options and the vesting of awards, their weighted-average exercise price, and the number of shares available for future issuance as of October 31, 2010. The 2009 Omnibus Incentive Plan, which was approved by our stockholders at our 2009 Annual Meeting of Stockholders, replaced all of our prior stock option and equity-based plans. Material features of our prior stock option and equity-based plans, including the Novell, Inc. 2000 Nonstatutory Stock Option Plan and the Novell, Inc./SilverStream Software, Inc. 2001 Stock Incentive Plan, that were not approved by stockholders, are described in Part II, Item 8, Note T, “Stockholders’ Equity,” of the notes to the consolidated financial statements included as part of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. No new awards will be granted under such prior plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	27,102,678	3.38	37,002,458
Equity compensation plans not approved by security holders	3,830,565	8.06	—

Total	30,933,243	3.96	37,002,458

Share Ownership By Principal Stockholders, Directors and Management

This table shows, as of February 8, 2011 (unless otherwise indicated), how many shares of our common stock (the only voting class of Novell capital stock outstanding) are beneficially owned by: (i) each stockholder who has reported or is known by us to have beneficial ownership of more than five percent of our common stock; (ii) each current director; (iii) each of our Named Executive Officers set forth in the Summary Compensation Table found elsewhere in this Form 10-K/A; and (iv) all of our current directors and executive officers as a group. There were 352,999,067 shares of common stock outstanding on February 8, 2011.

Name and Address of Beneficial Owner(1)	Number of Outstanding Shares Owned(2)		Right to Acquire(3)	Total Shares Beneficially Owned		Percent of Outstanding Shares
Elliott Associates, L.P.(4)	24,700,000		—	24,700,000		7.00%
712 Fifth Avenue, 36th Floor New York, NY 10019
Columbia Wanger Asset Management, LLC(5)	21,015,000		—	21,015,000		5.95%
227 West Monroe Street, Suite 3000 Chicago, IL 60606
Paulson & Co. Inc.(6)	20,000,000		—	20,000,000		5.67%
1251 Avenue of the Americas New York, NY 10020
The Vanguard Group, Inc.(7)	19,944,243		—	19,944,243		5.65%
100 Vanguard Blvd. Malvern, PA 19355
BlackRock, Inc.(8)	18,971,286		—	18,971,286		5.37%
40 East 52nd Street New York, NY 10022
Albert Aiello	59,952		236,329	296,281		*
Fred Corrado	41,952		236,329	278,281		*
Richard L. Crandall	50,052		186,329	236,381		*
Gary G. Greenfield	25,952		86,329	112,281		*
Judith H. Hamilton	11,182		86,329	97,511		*
Ronald W. Hovsepian	976,969		2,946,860	3,923,829		1.10%
Patrick S. Jones	13,182		123,829	137,011		*
Richard L. Nolan	35,952		286,329	322,281		*
Dr. John W. Poduska, Sr.	164,523		301,329	465,852		*
John K. Dragoon	215,889		535,656	751,545		*
Colleen A. O’Keefe	167,099		407,378	574,477		*
Dana C. Russell	228,602		647,005	875,607		*
Scott N. Semel	39,538	(9)	185,078	224,616	(9)	*
All current directors and executive officers as a group (17 persons)	2,472,945	(9)	7,449,163	9,922,108	(9)	2.75%

*	less than 1%
(1)	Except as otherwise indicated, the address of each person named in the table is: c/o Novell, Inc., 404 Wyman Street, Waltham, Massachusetts 02451.
(2)	The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them except as may be otherwise indicated in a footnote.

(3)	Includes shares that can be acquired through stock options that become exercisable or the lapse of restrictions on restricted stock units within 60 days from February 8, 2011.
(4)

Pursuant to a Schedule 13D/A filed on November 26, 2010 and disclosing information as of November 21, 2010, Elliott Associates, L.P. reported that it beneficially owned (through The Liverpool Limited Partnership, a wholly owned subsidiary of Elliott Associates, L.P.) and had sole power to vote and to dispose of 11,894,134 shares. Pursuant to that same Schedule 13D/A, Elliott International, L.P. and Elliott International Capital Advisors, Inc. reported that they beneficially owned and had shared power to vote and to dispose of 12,805,866 shares. Additionally, pursuant to that same Schedule 13D/A, Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors, Inc. reported that they collectively beneficially owned 24,700,000 shares, and Elliott Associates, L.P. (through The Liverpool Limited Partnership) and Elliott International, L.P. reported that they have an economic interest in an additional 0.6% and 0.9% of our common stock, respectively, pursuant to notional principal amount derivative agreements with respect to 2,087,558 and 3,131,338 shares, respectively. Pursuant to a Schedule 13D filed on February 12, 2010 (which such Schedule 13D was amended and supplemented by the Schedule 13D/A filed on November 26, 2010), the business address of Elliott Associates, L.P. and Elliott International Capital Advisors, Inc. is 712 Fifth Avenue, 36th Floor, New York, NY 10019, and the business address of Elliott International, L.P. is c/o Maples & Calder, P.O. Box 309, Ugland House, South Church Street, George Town, Cayman Islands, British West Indies.

(5)	Pursuant to a Schedule 13G/A filed on February 11, 2011 and disclosing information as of December 31, 2010, Columbia Wanger Asset Management, LLC reported that it had sole power to vote 20,565,000 shares and sole power to dispose of all shares. Pursuant to that same Schedule 13G/A, Columbia Wanger Asset Management, LLC reported that the shares reported include shares held by Columbia Acorn Trust, a Massachusetts business trust that is advised by Columbia Wanger Asset Management, LLC.
(6)	Pursuant to a Schedule 13G filed on February 15, 2011 and disclosing information as of December 31, 2010, Paulson & Co. Inc. reported that it is an investment advisor that is registered under the Investment Advisors Act of 1940, that it furnishes investment advice to and manages onshore and offshore investment funds and to separate managed accounts and that in its role as investment advisor, or manager, Paulson & Co. Inc. possesses voting and/or investment power over the shares that are owned by such funds and accounts. Pursuant to that same Schedule 13G, Paulson & Co. Inc. reported that all shares reported are owned by such funds and accounts and that it disclaims beneficial ownership of such shares.
(7)	Pursuant to a Schedule 13G/A filed on February 10, 2011 and disclosing information as of December 31, 2010, The Vanguard Group, Inc. reported that it had sole power to vote 439,345 shares, sole power to dispose of 19,504,898 shares and shared power to dispose of 439,345 shares. Pursuant to that same Schedule 13G/A, The Vanguard Group, Inc. also reported that Vanguard Fiduciary Trust Company, a wholly owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 439,345 shares as a result of its serving as investment manager of collective trust accounts, and Vanguard Fiduciary Trust Company directs the voting of those shares.
(8)	Pursuant to a Schedule 13G filed on February 7, 2011 and disclosing information as of December 31, 2010.
(9)	Includes 134 shares owned by the spouse of Mr. Semel, of which Mr. Semel disclaims beneficial ownership.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Person Transactions Policy and Procedures

Our Related Person Transactions Policy and Procedures (the “Policy”) recognizes that certain transactions between Novell and Related Persons (as defined below) are routine and consistent with Novell’s best interests and that, accordingly, they should be permissible. The Policy, which was adopted by our Board of Directors, is designed to address the reporting, review and approval of such transactions and to provide guidance to the Corporate Governance Committee in evaluating whether any such transaction gives rise, or potentially gives rise, to a conflict of interest. Generally speaking, a “Related Person Transaction” is a transaction, arrangement or relationship with Novell in an amount exceeding $120,000 in which a Related Person has a direct or indirect material interest. Generally, a Related Person is: (a) any person who is or, since the beginning of Novell’s last fiscal year was, a director, executive officer or director nominee of Novell; (b) a beneficial owner of more than five percent (5%) of Novell common stock; or (c) a family member of any person in either (a) or (b), which includes a person (other than a tenant or employee) sharing the household of any person in either (a) or (b). Under the Policy, director nominees, directors and executive officers are required to respond to questionnaires prepared by Novell annually, which are intended to, among other things, assist Novell in identifying Related Persons subject to the Policy and identifying existing, completed or proposed Related Person Transactions. Every person who has completed or who is required to complete the questionnaire must promptly inform Novell of any changes to information previously provided. In the event that a possible Related Person Transaction is identified from responses to the questionnaires or information provided to Novell’s General Counsel, the General Counsel will obtain and review all information necessary for a complete assessment of the transaction, and will make a preliminary conclusion as to whether a Related Person Transaction actually exists. If the General Counsel’s preliminary conclusion is that the transaction would be a Related Person Transaction, the General Counsel’s preliminary conclusion and all relevant information concerning the transaction will be presented promptly to the Corporate Governance Committee for its consideration of the transaction. If the General Counsel’s preliminary conclusion is that the transaction would not be a Related Person Transaction, the General Counsel’s preliminary conclusion and rationale for such conclusion will be presented to the Corporate Governance Committee at its next regularly scheduled meeting.

Director Independence

Our Board of Directors has determined that, of its current directors, Albert Aiello, Fred Corrado, Richard L. Crandall, Gary G. Greenfield, Judith H. Hamilton, Patrick S. Jones, Richard L. Nolan, and John W. Poduska, Sr. are “independent” as defined by the listing standards of NASDAQ currently in effect and approved by the SEC and previously determined that Ms. Malone, who retired as of the date of our 2010 Annual Meeting of Stockholders, and Mr. Plaskett and Ms. White, who held office until such date and did not seek re-election, were “independent” as defined by the listing standards of NASDAQ then in effect and approved by the SEC. In determining that these directors are independent, our Board of Directors considered Mr. Crandall’s role as the Chairman of the Enterprise Software Roundtable, an organization of the senior leadership of more than 35 of the largest software companies of which we have been a member for the past several years; Mr. Greenfield’s receipt of funds in connection with Novell’s acquisition of Managed Object Solutions, Inc. (“Managed Objects”), of which he served as a non-employee director, in November 2008, and his relationships with Francisco Partners, L.P., one of the principal shareholders of Attachmate; Ms. Hamilton’s position as a non-employee director of R.R. Donnelley & Sons Company, which provides printing services to Novell; Dr. Poduska’s prior ownership interest in a former shareholder of Managed Objects; and Mr. Aiello’s role as the chief executive officer of a privately held Fidelity Investments company and Novell’s retention of Fidelity to manage its employee 401(k) benefit plan. Our Board of Directors has also determined that all members of the Compensation Committee meet the “outside director” standard for purposes of Section 162(m) of the Code. All members of the Audit Committee, the Compensation Committee, and the Corporate Governance Committee satisfy the “independence” and/or “outside directorship” standards applicable to those committees. Ronald W. Hovsepian, our Chief Executive Officer and a member of our Board of Directors, is not independent.

Item 14.	Principal Accounting Fees and Services

PricewaterhouseCoopers LLP (“PwC”) served as our independent registered public accounting firm and audited our consolidated financial statements and our internal control over financial reporting for fiscal 2010 and 2009, and performed audit-related services and consultation in connection with various accounting and financial reporting matters.

Fees Billed to Novell by PwC during Fiscal 2010 and 2009

Audit Fees

The aggregate fees billed by PwC for the fiscal years ended October 31, 2010 and October 31, 2009 for services rendered for the integrated audit of our internal control over financial reporting and our annual consolidated financial statements included in the Form 10-K and reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q, including services related thereto, as well as the statutory audits of the financial statements of certain of our foreign subsidiaries, were $3.5 million and $3.6 million, respectively.

Audit-Related Fees

The aggregate fees billed by PwC for the fiscal years ended October 31, 2010 and October 31, 2009 for assurance and related services that are reasonably related to the performance of the integrated audit or reviews of our financial statements and are not reported as “Audit Fees,” were $2,000 for each year, which was a license fee for an accounting research tool.

Tax Fees

We incurred no tax compliance or advisory fees from PwC for the fiscal years ended October 31, 2010 and October 31, 2009.

All Other Fees

There were no fees billed by PwC for the fiscal years ended October 31, 2010 and October 31, 2009 for products and services other than those described above.

Pre-Approval Policies and Procedures

All audit and non-audit services to be performed by our independent registered public accounting firm must be approved in advance by the Audit Committee. As permitted by the SEC’s rules, the Audit Committee has authorized each of its members to pre-approve audit, audit-related, tax and non-audit services, provided that such approved service is reported to the full Audit Committee at its next meeting.

As early as practicable in each fiscal year, the independent registered public accounting firm provides to the Audit Committee a schedule of the audit and other services that the independent registered public accounting firm expects to provide or may provide during the fiscal year. The schedule is specific as to the nature of the proposed services, the proposed fees and other details that the Audit Committee may request. The Audit Committee, by resolution, authorizes or declines the proposed services. Upon approval, this schedule serves as the budget for fees by specific activity or service for the next twelve months.

A schedule of additional services proposed to be provided by the independent registered public accounting firm, or proposed revisions to services already approved, along with associated proposed fees, may be presented to the Audit Committee for their consideration and approval at any time. The schedule will be specific as to the nature of the proposed service, the proposed fee, and other details that the Audit Committee may request. The Audit Committee will by resolution authorize or decline authorization for each proposed new service.

Applicable SEC rules and regulations permit waiver of the pre-approval requirements for services other than audit, review or attest services if certain conditions are met. None of the services characterized above as “Audit-Related” and “Tax” were provided pursuant to such a waiver in fiscal 2010 or 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1.) Financial Statements:

The following documents were filed as a part of the Form 10-K:

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

Consolidated Statements of Stockholders’ Equity for the fiscal years ended October 31, 2010, October 31, 2009 and October 31, 2008.

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2010, October 31, 2009 and October 31, 2008.

Notes to Consolidated Financial Statements.

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

(2.) Financial Statement Schedules:

The following consolidated financial statement schedule was included on page 112 of the Form 10-K:

Schedule II — Valuation and Qualifying Accounts

Schedules other than that listed above are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(3.) Exhibits:

A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 42 of this Form 10-K/A and is incorporated herein by reference.

(b) Exhibits

See Item 15(a)(3).

(c) Financial Statement Schedules

See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)

By:	/s/ RONALD W. HOVSEPIAN
Ronald W. Hovsepian,
President and Chief Executive Officer

Date: February 22, 2011

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 21, 2010, by and among the Registrant, Attachmate Corporation and Longview Software Acquisition Corp. (29) (Exhibit 2.1)

3.1	Restated Certificate of Incorporation. (1) (Exhibit 3.1) and (2) (Exhibit 3.1)

3.2	By-Laws. (4) (Exhibit 3.2)

4.1	Form of certificate representing the shares of Novell common stock. (5) (Exhibit 4.3)

4.2	Indenture, dated as of July 2, 2004, between the Registrant and Wells Fargo Bank, National Association, as Trustee. (6) (Exhibit 4.1)

4.3	First Supplemental Indenture, dated as of November 9, 2006, between the Registrant and Wells Fargo Bank, National Association, as Trustee. (7) (Exhibit 99.2)

10.1	Registration Rights Agreement, dated July 2, 2004, between the Registrant and Citigroup Global Markets Inc., for itself and on behalf of certain purchasers. (6) (Exhibit 10.1)

10.2*	Novell, Inc. 1989 Employee Stock Purchase Plan (As Amended April 17, 2001). (8) (Exhibit 4.1)

10.3*	Novell, Inc. 1991 Stock Plan (As Amended April 12, 1995). (9) (Exhibit 4.3)

10.4*	Novell, Inc. 2000 Stock Plan (As Amended April 3, 2003 and May 13, 2008). (23) (Exhibit 10.1)

10.5*	Novell, Inc. 2000 Nonstatutory Stock Option Plan. (10) (Exhibit 4.1)

10.6*	Novell, Inc. Stock Option Plan for Non-Employee Directors (As Amended January 12, 1996). (11) (Exhibit 4.1)

10.7*	Novell, Inc./SilverStream Software, Inc. Amended and Restated 1997 Stock Incentive Plan. (12) (Exhibit 4.2)

10.8*	Novell, Inc./SilverStream Software, Inc. 2001 Stock Incentive Plan. (12) (Exhibit 4.3)

10.9*	Novell, Inc./SilverStream Software, Inc./Bondi Software, Inc. Employee Stock Option Plan, As Amended, Effective November 1, 1999. (12) (Exhibit 4.5)

10.10*	Novell, Inc. 2009 Omnibus Incentive Plan. (13)

10.11*	Form of Restricted Stock Unit Agreement. (27) (Exhibit 10.4)

10.12*	Form of Restricted Stock Unit Agreement. (27) (Exhibit 10.1)

10.13*	Form of Restricted Stock Agreement. (27) (Exhibit 10.2)

10.14*	Form of Restricted Stock Unit Grant Agreement. (15) (Exhibit 10.6)

10.15*	Form of Restricted Stock Unit Agreement. (14) (Exhibit 10.2)

10.16*	Form of Restricted Stock Unit Agreement. (14) (Exhibit 10.3)

10.17*	Form of Nonqualified Stock Option Grant Agreement. (27) (Exhibit 10.3)

10.18*	Form of 2010 Restricted Stock Unit Agreement. (27) (Exhibit 10.5)

10.19*	Form of Nonqualified Stock Option Grant Agreement. (15) (Exhibit 10.5)

10.20*	Form of Nonqualified Stock Option Grant Agreement. (14) (Exhibit 10.4)

10.21*	Form of Nonqualified Stock Option Grant Agreement. (14) (Exhibit 10.5)

10.22*	Novell, Inc. Stock-Based Deferred Compensation Plan (As Amended and Restated, Effective January 1, 2009). (17) (Exhibit 10.4)

10.23*	Novell, Inc. Stock-Based Deferred Compensation Plan — Stock Purchase Assistance Subplan, Effective as of October 14, 2004. (16) (Exhibit 10.13)

10.24*	First Amendment to the Novell, Inc. Deferred Compensation Plan (As Amended and Restated, Effective January 1, 2005 for Internal Revenue Code Section 409A). (18) (Exhibit 10.1)

10.25*	Severance Agreement, dated as of May 29, 2003, between the Registrant and Ronald W. Hovsepian. (19) (Exhibit 10.17)

10.26*	Amendment 2005-1 to Severance Agreement, dated as of October 31, 2005, between the Registrant and Ronald W. Hovsepian. (20) (Exhibit 10.18)

10.27*	Severance Agreement, dated as of November 28, 2005, between the Registrant and Jeffrey M. Jaffe. (20) (Exhibit 10.23)

10.28*	Severance Agreement, dated as of April 24, 2007, between the Registrant and Dana C. Russell. (21) (Exhibit 10.1)

10.29*	Severance Agreement, dated as of February 8, 2007, between the Registrant and John K. Dragoon. (17) (Exhibit 10.5)

10.30*	Amendment 2007-1 to Severance Agreement, dated as of May 2, 2007, between the Registrant and John K. Dragoon. (17) (Exhibit 10.6)

10.31*	Amendment to Severance Agreement, dated as of September 15, 2008, between the Registrant and John K. Dragoon. (17) (Exhibit 10.7)

10.32*	Amendment to Severance Agreement, dated as of September 15, 2008, between the Registrant and Ronald W. Hovsepian. (17) (Exhibit 10.10)

10.33*	Amendment to Severance Agreement, dated as of September 15, 2008, between the Registrant and Dana C. Russell. (17) (Exhibit 10.11)

10.34*	Amendment to Severance Agreement, dated as of September 15, 2008, between the Registrant and Jeffrey M. Jaffe. (17) (Exhibit 10.12)

10.35*	Severance Agreement, dated as of February 1, 2007, between the Registrant and Colleen O’Keefe. (26) (Exhibit 10.5)

10.36*	Form of Indemnification Agreement. (3) (Exhibit 10.3)

10.37*	Form of Amendment to Severance Agreement. (3) (Exhibit 10.4)

10.38*	Amendment to Severance Agreement, dated as of September 15, 2008, between the Registrant and Colleen O’Keefe. (26) (Exhibit 10.6)

10.39*	Novell, Inc. Non-Employee Director Remuneration and Expense Reimbursement Summary. (30) (Exhibit 10.39)

10.40*	Stock Option Amendment Agreement, dated as of January 10, 2008, between the Registrant and Dana C. Russell. (23) (Exhibit 10.3)

10.41*	Novell, Inc. Deferred Compensation Plan (As Amended and Restated, effective January 1, 2005 for Internal Revenue Code Section 409A). (17) (Exhibit 10.3)

10.42*	Offer letter, dated and countersigned May 27, 2003, between the Registrant and Ronald W. Hovsepian. (22) (Exhibit 10.28)

10.43*	Offer letter, dated and countersigned November 7, 2005, between the Registrant and Jeffrey M. Jaffe. (22) (Exhibit 10.32)

10.44*	Novell, Inc. Amendment to 2009 Annual Bonus Program for Executives. (24)

10.45*	Novell, Inc. 2010 Annual Incentive Plan for Executives. (25)

10.46+	Second Amended and Restated Technical Collaboration Agreement effective November 2, 2006 between the Registrant and Microsoft Corporation. (22) (Exhibit 10.33)

10.47+	First Amended and Restated Business Collaboration Agreement effective November 2, 2006 between the Registrant and Microsoft Corporation. (22) (Exhibit 10.34)

10.48*	Separation of Employment and General Release Agreement between the Registrant and Jeffrey M. Jaffe. (26) (Exhibit 10.2)

10.49*	Offer letter, dated October 30, 2006, and countersigned November 3, 2006 between the Registrant and Colleen O’Keefe. (26) (Exhibit 10.4)

10.50*	One-time incremental retainer to Chairman. (27) (Exhibit 10.6)

10.51*	Letter agreement with Thomas G. Plaskett to amend (1) a Restricted Stock Unit Agreement dated April 7, 2009, (2) a Nonqualified Stock Option Agreement, dated April 7, 2009, and (3) a Stock Option Agreement Outside Directors Grant dated June 3, 2008. (27) (Exhibit 10.8)

10.52*	Letter agreement with Kathy Brittain White to amend (1) a Restricted Stock Unit Agreement dated April 7, 2009, (2) a Nonqualified Stock Option Agreement dated April 7, 2009, and (3) a Stock Option Agreement Outside Directors Grant dated June 3, 2008. (27) (Exhibit 10.9)

10.53*	Amendment, dated as of June 30, 2010, and Severance Agreement, dated April 30, 2007, between the Registrant and James Ebzery. (28) (Exhibit 10.1)

10.54	Patent Purchase Agreement, dated as of November 21, 2010, by and between CPTN Holdings LLC and the Registrant. (30) (Exhibit 10.54)

10.55+	Second BCA Joint Memorandum by Microsoft Corporation and the Registrant, dated as of January 16, 2007. (30) (Exhibit 10.55)

10.56+	Participation Agreement, dated as of January 16, 2007, by and between Microsoft Ireland Operations Limited and Novell Ireland Software Limited. (30) (Exhibit 10.56)

10.57+	Third Joint Memorandum by Microsoft Corporation and the Registrant, dated as of May 1, 2007. (30) (Exhibit 10.57)

10.58+	Fourth Joint Memorandum by Microsoft Corporation and the Registrant, dated as of December 21, 2007. (30) (Exhibit 10.58)

10.59+	Fifth Joint Memorandum by Microsoft Corporation and the Registrant, dated as of January 17, 2008. (30) (Exhibit 10.59)

10.60+	Sixth Joint Memorandum by Microsoft Corporation and the Registrant, dated as of April 10, 2008. (30) (Exhibit 10.60)

10.61+	Seventh Joint Memorandum by Microsoft Corporation and the Registrant, dated as of December 22, 2008. (30) (Exhibit 10.61)

10.62	Eighth Joint Memorandum by Microsoft Corporation and the Registrant, dated as of January 23, 2009. (30) (Exhibit 10.62)

10.63+	First Joint Memorandum by Microsoft Ireland Operations Limited and Novell Ireland Software Limited, dated as of April 9, 2009. (30) (Exhibit 10.63)

10.64+	Ninth Joint Memorandum by Microsoft Corporation and the Registrant, dated as of January 25, 2010. (30) (Exhibit 10.64)

10.65+	Statement of Work No. 2 under the Technical Collaboration Agreement, between Microsoft Corporation and the Registrant, effective as of September 30, 2008. (30) (Exhibit 10.65)

10.66+	Statement of Work No. SRM 2 under the Technical Collaboration Agreement, between Microsoft Corporation and the Registrant, effective as of December 4, 2008. (30) (Exhibit 10.66)

10.67+	Statement of Work under the Technical Collaboration Agreement, between Microsoft Corporation and the Registrant, effective as of March 24, 2010. (30) (Exhibit 10.67)

10.68+	Statement of Work Regarding Open XML under the Second Amended and Restated Technical Collaboration Agreement, between Microsoft Corporation and the Registrant, effective as of April 1, 2010. (30) (Exhibit 10.68)

10.69+	Amended and Restated Patent Cooperation Agreement, between Microsoft Corporation, Microsoft Licensing, GP and the Registrant, dated as of June 28, 2007. (30) (Exhibit 10.69)

10.70*	Non-Employee Director Remuneration and Expense Reimbursement Summary. (27) (Exhibit 10.7)

10.71*	Non-Employee Director Remuneration and Expense Reimbursement Summary. (26) (Exhibit 10.3)

21	Subsidiaries of the Registrant. (30) (Exhibit 21)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. (30) (Exhibit 23.1)

31.1	Rule 13a-14(a) Certification. (30) (Exhibit 31.1)

31.2	Rule 13a-14(a) Certification. (30) (Exhibit 31.2)

31.3	Rule 13a-14(a) Certification. (32)

31.4	Rule 13a-14(a) Certification. (32)

32.1	18 U.S.C. Section 1350 Certification. (31) (Exhibit 32.1)

32.2	18 U.S.C. Section 1350 Certification. (31) (Exhibit 32.1)

101.INS**	XBRL Instance. (30) (Exhibit 101.INS)

101.SCH**	XBRL Taxonomy – Extension Schema. (30) (Exhibit 101.SCH)

101.CAL**	XBRL Taxonomy – Extension Calculation. (30) (Exhibit 101.CAL)

101.DEF**	XBRL Taxonomy – Extension Definition. (30) (Exhibit 101.DEF)

101.LAB**	XBRL Taxonomy – Extension Labels. (30) (Exhibit 101.LAB)

101.PRE**	XBRL Taxonomy – Extension Presentation. (30) (Exhibit 101.PRE)

*	Indicates management contracts or compensatory plans.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
+	Confidential treatment requested for portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended April 30, 2004 (File No. 0-13351).
(2)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 19, 2009 (File No. 0-13351).
(3)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended April 30, 2009 (File No. 0-13351).
(4)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 3, 2010 (File No. 0-13351).
(5)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-1, filed November 30, 1984, and amendments thereto (File No. 2- 94613).
(6)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended July 31, 2004 (File No. 0-13351).
(7)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 15, 2006 (File No. 0-13351).
(8)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed October 12, 2001 (File No. 333-71502).
(9)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-8, filed May 30, 1996 (File No. 033-48395).
(10)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed July 13, 2000 (File No. 333-41328).
(11)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed May 30, 1996 (File No. 333-04823).
(12)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed August 6, 2002 (File No. 333-97713).
(13)	Incorporated by reference from Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 25, 2009.
(14)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 9, 2009 (File No. 0-13351).
(15)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s

Quarterly Report on Form 10-Q, filed for the fiscal quarter ended July 31, 2009 (File No. 0-13351).
(16)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2004 (File No. 0-13351).
(17)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended January 31, 2009 (File No. 0-13351).
(18)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 2, 2009 (File No. 0-13351).
(19)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2003 (File No. 0-13351).
(20)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2005 (File No. 0-13351).
(21)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 27, 2007 (File No. 0-13351).
(22)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2006 (File No. 0-13351).
(23)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended July 31, 2008 (File No. 0-13351).
(24)	Incorporated by reference to the information provided pursuant to Item 5.02(e) of the Registrant’s Current Report on Form 8-K, filed April 13, 2009 (File No. 0-13351).
(25)	Incorporated by reference to the information provided pursuant to Item 5.02(e) of the Registrant’s Current Report on Form 8-K, filed December 11, 2009 (File No. 0-13351).
(26)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended January 31, 2010 (File No. 0-13351).
(27)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended April 30, 2010 (File No. 0-13351).
(28)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended July 31, 2010 (File No. 0-13351).
(29)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K/A, filed November 22, 2010 (File No. 0-13351).
(30)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2010 (File No. 0-13351).
(31)	Incorporated by reference to the Exhibit identified in parentheses, furnished as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2010 (File No. 0-13351).
(32)	Filed herewith.