Form 10-Q
period 2011-01-31
NOVELL INC
filed 2011-03-14
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2011

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of February 28, 2011, there were 353,053,202 shares of the registrant’s common stock outstanding.

NOVELL, INC.

Part I. – Financial Information

Item 1. Financial Statements

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	January 31, 2011	October 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$981,426	$685,594
Short-term investments	150,009	441,096
Receivables (net of allowances of $2,309 and $2,261 at January 31, 2011 and October 31, 2010, respectively)	89,465	171,607
Prepaid expenses	15,280	16,233
Current deferred income taxes	36,137	49,169
Other current assets	21,126	33,725

Total current assets	1,293,443	1,397,424
Property, plant and equipment, net	151,378	156,033
Goodwill	353,818	353,415
Intangible assets, net	26,988	28,746
Deferred income taxes	227,363	243,583
Other assets	48,013	46,797

Total assets	$2,101,003	$2,225,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,102	$26,785
Accrued compensation	49,319	83,181
Other accrued liabilities	66,412	86,223
Deferred revenue	448,744	487,590

Total current liabilities	594,577	683,779
Deferred income taxes	7,622	7,622
Long-term deferred revenue	144,065	163,394
Other long-term liabilities	35,997	35,655

Total liabilities	782,261	890,450

Stockholders’ equity:
Preferred stock, par value $.10 per share, Authorized — 500,000 shares, no shares issued	—	—
Common stock, par value $0.10 per share, Authorized — 600,000,000 shares;
Issued — 368,023,862 and 366,670,140 shares at January 31, 2011 and October 31, 2010, respectively;
Outstanding — 352,929,770 and 351,576,048 shares at January 31, 2011 and October 31, 2010, respectively	36,802	36,667
Additional paid-in capital	481,568	476,482
Treasury stock, at cost — 15,094,092 shares at January 31, 2011 and October 31, 2010	(124,224)	(124,224)
Retained earnings	919,857	937,799
Accumulated other comprehensive income	4,739	8,824

Total stockholders’ equity	1,318,742	1,335,548

Total liabilities and stockholders’ equity	$2,101,003	$2,225,998

See notes to consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three months ended
	January 31, 2011	January 31, 2010
	(unaudited)
Net revenue:
Software licenses	$20,387	$21,193
Maintenance and subscriptions	150,393	158,951
Services	19,934	22,222

Total net revenue	190,714	202,366

Cost of revenue:
Software licenses	1,520	1,688
Maintenance and subscriptions	20,819	22,572
Services	19,210	19,458

Total cost of revenue	41,549	43,718

Gross profit	149,165	158,648

Operating expenses:
Sales and marketing	67,256	68,916
Product development	38,365	39,702
General and administrative	31,991	25,827
Restructuring expenses	—	2,774

Total operating expenses	137,612	137,219

Income from operations	11,553	21,429

Other income (expense):
Investment income	5,701	3,268
Gain on sale of previously impaired investments	—	5,228
Interest expense and other, net	(1,745)	(1,830)

Total other income, net	3,956	6,666

Income before taxes	15,509	28,095
Income tax expense	33,451	7,906

Net (loss) income	$(17,942)	$20,189

Basic net (loss) income per share	$(0.05)	$0.06

Diluted net (loss) income per share	$(0.05)	$0.06

Weighted-average shares outstanding — basic	352,001	347,691
Weighted-average shares outstanding — diluted	352,001	349,144

See notes to consolidated financial statements.

NOVELL, INC.

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Three months ended
	January 31, 2011	January 31, 2010
	(unaudited)
Cash flows from operating activities
Net (loss) income	$(17,942)	$20,189
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	6,060	6,450
Depreciation and amortization	7,347	7,437
Change in accounts receivable allowances	46	(1,209)
Deferred income taxes	29,341	4,496
Gain on sale of previously impaired investments	—	(5,228)
Changes in assets and liabilities, excluding acquisitions and dispositions:
Receivables	82,308	66,885
Prepaid expenses	988	(473)
Other current assets	13,207	3,543
Accounts payable	3,297	(28)
Accrued liabilities	(56,290)	(53,622)
Deferred revenue	(59,195)	(43,244)

Net cash provided by operating activities	9,167	5,196

Cash flows from investing activities
Purchases of property, plant and equipment	(889)	(8,128)
Purchases of short-term investments	(31,429)	(41,555)
Maturities of short-term investments	7,347	18,932
Sales of short-term investments	308,785	34,621
Proceeds from sales of and distributions from long-term investments	—	7,303
Cash proceeds from sale of discontinued operations	—	243
Other	(738)	1,142

Net cash provided by investing activities	283,076	12,558

Cash flows from financing activities
Issuance of common stock	1,366	832
Excess tax benefits from stock-based compensation	181	1

Net cash provided by financing activities	1,547	833

Effect of exchange rate changes on cash	2,042	(3,193)

Increase in cash and cash equivalents	295,832	15,394
Cash and cash equivalents — beginning of period	685,594	591,656

Cash and cash equivalents — end of period	$981,426	$607,050

See notes to consolidated financial statements.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. Quarterly Financial Statements

The interim consolidated financial statements as of January 31, 2011 and for the three months ended January 31, 2011 and 2010 were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and notes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2010. The accompanying financial statements are unaudited and include all normal recurring adjustments that we believe are necessary for a fair statement of our financial condition and results of operations as of and for the interim periods presented. The interim operating results are not necessarily indicative of the results for a full year.

Merger with Attachmate Corporation

On November 21, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Attachmate Corporation, a Washington corporation (“Attachmate”), and Longview Software Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Attachmate (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into us, with us continuing as the surviving corporation and a wholly-owned subsidiary of Attachmate. Pursuant to the terms of the Merger Agreement, at the time the merger is effective, each issued and outstanding share of our common stock, other than treasury shares, shares held by Attachmate, Merger Sub or any other direct or indirect wholly-owned subsidiary of Attachmate or us and shares held by stockholders who perfect their appraisal rights, will be converted into the right to receive $6.10 in cash, without interest and less any applicable withholding taxes. Consummation of the merger is subject to certain conditions to closing, including, among others, (i) the approval by our stockholders; (ii) the expiration or termination of the waiting period (and any extensions thereof) applicable to the consummation of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the approval by the German antitrust authority, the Federal Cartel Office (“FCO”); (iii) the absence of any law, order or other action enjoining or otherwise prohibiting consummation of the merger; (iv) the absence of a material adverse effect on us; (v) the closing of the transactions contemplated by the Patent Purchase Agreement (as defined below); (vi) the accuracy of the parties’ respective representations and warranties; (vii) the parties’ respective compliance with agreements and covenants contained in the Merger Agreement; and (viii) the availability to us and our subsidiaries of cash and cash equivalents equal to approximately $1.03 billion. The waiting period under the HSR Act with respect to the merger expired at 11:59 p.m. EDT, on February 2, 2011. The merger was also subject to review and approval by the FCO. Attachmate, with our consent, filed the appropriate notification in Germany, and the FCO granted clearance to the merger transaction on December 23, 2010 stating that it will not oppose the merger transaction. On February 17, 2011, we held a special meeting of stockholders at which our stockholders approved the proposal to adopt the Merger Agreement.

Also on November 21, 2010, we entered into a Patent Purchase Agreement (the “Patent Purchase Agreement”) with CPTN Holdings LLC, a Delaware limited liability company and consortium of technology companies organized by Microsoft Corporation (“CPTN”). The Patent Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Patent Purchase Agreement, we will sell to CPTN all of our right, title and interest in certain identified issued patents and patent applications for $450 million in cash. Consummation of the patent sale is subject to certain conditions to closing, including, among others, (i) the expiration or termination of the waiting period applicable to the consummation of the patent sale under the HSR Act and certain other antitrust laws; and (ii) the satisfaction or waiver of each of the conditions to the consummation of the merger (other than the closing of the patent sale), and the parties to the Merger Agreement shall be ready, willing and able to consummate the merger, immediately after the closing of the patent sale. On February 2, 2011, we and CPTN each received a request for additional information from the Antitrust Division of the United States Department of Justice (the “DOJ”) regarding the patent sale. The requests have the effect of extending the waiting period under the HSR Act until 30 days after both parties have substantially complied with the requests, unless the waiting period is earlier terminated. On March 4, 2011, we and CPTN each certified as to the substantial compliance with our second respective requests. In addition, at the request of the DOJ, we and CPTN each have agreed to provide the DOJ with additional time to review the patent sale and not to close the patent sale prior to April 12, 2011. We remain committed to working with the DOJ as it conducts its review of the patent sale. We continue to work toward completing the merger as quickly as possible and currently anticipate that the closing of the merger will occur following the completion of the waiting period and the satisfaction of other closing conditions.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

B. Cash, Cash Equivalents, and Short-Term Investments

The following is a summary of our short-term available-for-sale investments at January 31, 2011 and October 31, 2010:

(In thousands)	Cost at January 31, 2011	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at January 31, 2011
Short-term investments:
U.S. government, state and agency securities	$66,380	$904	$—	$67,284
Corporate notes and bonds	62,508	904	—	63,412
Asset-backed securities	10,030	48	—	10,078
Equity securities	8,702	533	—	9,235

Total short-term investments	$147,620	$2,389	$—	$150,009

(In thousands)	Cost at October 31, 2010	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at October 31, 2010
Short-term investments:
U.S. government, state and agency securities	$189,328	$3,621	$—	$192,949
Corporate notes and bonds	203,210	4,793	(9)	207,994
Asset-backed securities	31,418	285	(26)	31,677
Equity securities	8,367	109	—	8,476

Total short-term investments	$432,323	$8,808	$(35)	$441,096

We did not have any material unrealized losses in the first quarters of fiscal 2011 and 2010, and we considered these unrealized losses to be temporary.

As of January 31, 2011, $9.2 million market value of our equity securities are designated for deferred compensation payments, which are paid out as requested by participants of the deferred compensation plan upon termination.

As of January 31, 2011, contractual maturities of our short-term investments were:

(In thousands)	Cost	Fair Value
Less than one year	$34,861	$35,327
Due in one to two years	63,041	64,046
Due in two to three years	34,947	35,260
Due in more than three years	6,069	6,141
No contractual maturity	8,702	9,235

Total short-term investments	$147,620	$150,009

The realized gains and losses related to these securities are included in the “Investment income” line item in the consolidated statements of operations. Realized gains and losses on short-term investments were as follows:

	Three months ended
(In thousands)	January 31, 2011	January 31, 2010
Realized gains	$4,105	$381
Realized losses	$495	$61

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

C. Fair Value Measurements

Our level 1 financial instruments are valued using quoted prices in active markets for identical instruments. We did not have any level 2 or level 3 financial instruments at January 31, 2011. The composition of our level 1 financial instruments can be found in the tables in Note B, “Cash, Cash Equivalents, and Short-Term Investments.” The following table summarizes the change during the first quarter of fiscal 2010 in the composition and fair value of our level 3 financial assets, which were comprised entirely of our auction-rate securities (“ARSs”) and were all sold during fiscal 2010.

(In thousands)	Three months ended January 31, 2010
Beginning balance	$10,303
Total gains or (losses):
Book value of assets sold	(4,727)
Included in accumulated other comprehensive income	656

Ending balance	$6,232

D. Derivative Instruments and Hedging Activities

The net notional amount of foreign currency exchange contracts hedging foreign currency transactions was $71.0 million and $43.6 million at January 31, 2011 and October 31, 2010, respectively. The fair value of these contracts was immaterial at both January 31, 2011 and October 31, 2010.

During the first quarters of fiscal 2011 and 2010, we recognized a gain of $0.5 million and a loss of $0.1 million, respectively, on our foreign currency exchange contracts. These gains and losses are shown as a component of the line item “Interest expense and other, net” in our consolidated statements of operations.

E. Goodwill and Intangible Assets

Goodwill

Goodwill allocated to our business unit segments, Security, Management and Operating Platforms (“SMOP”) and Collaboration Solutions (“CS”), as of January 31, 2011 is as follows:

(In thousands)	SMOP	CS	Total
Balance as of October 31, 2010:
Goodwill	$475,865	$147,594	$623,459
Accumulated impairment	(270,044)	—	(270,044)

Net goodwill	205,821	147,594	353,415

Activity during the three months ended January 31, 2011:
Impact of foreign currency translation	403	—	403

Net goodwill balance as of January 31, 2011	$206,224	$147,594	$353,818

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

E. Goodwill and Intangible Assets (Continued)

Intangible Assets

The following is a summary of intangible assets:

	January 31, 2011			October 31, 2010
(In thousands)	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value	Asset Lives
Developed technology	$30,765	$(28,890)	$1,875	$30,765	$(27,761)	$3,004	3 or 4 years
Trademarks/trade names	25,511	(1,240)	24,271	25,511	(1,165)	24,346	3 years or Indefinite
Customer relationships	15,701	(14,859)	842	15,701	(14,305)	1,396	3 years

Total intangible assets	$71,977	$(44,989)	$26,988	$71,977	$(43,231)	$28,746

Amortization of intangible assets for the first quarters of fiscal 2011 and 2010 was $1.8 million and $2.1 million, respectively. Amortization of existing intangibles is estimated to be approximately $2.3 million for the remainder of fiscal 2011, and $0.5 million in fiscal 2012, with nothing thereafter.

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of August 1. In addition, we evaluate the recoverability of our goodwill and all our intangible assets if events or changes in circumstances warrant, such as a material adverse change in the business.

F. Income Taxes

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. For the first quarter of fiscal 2011, we provided $33.5 million for income tax expense. Income tax expense was recorded based on the estimated annual effective tax rate for the year applied to “ordinary” income (pre-tax income excluding unusual or infrequently occurring discrete items) and discrete tax items related primarily to a change in the indefinite reinvestment assertion with respect to foreign earnings pursuant to a planned cash repatriation in connection with the Merger Agreement.

Income Tax Expense

The effective tax rate for the first quarter of fiscal 2011 was 216%, compared to an effective tax rate of 28% for the prior year period. Included in the 216% effective tax rate was the impact of a change in the indefinite reinvestment assertion of foreign earnings in the current period. Excluding this discrete item, the effective tax rate for the first quarter of fiscal 2011 was 17%.

The effective tax rate for the first quarter of fiscal 2011 differs from the federal statutory rate of 35% primarily due to the discrete tax effects of the change in assertion with respect to foreign earnings, stock-based compensation, and the jurisdictional mix of earnings.

Foreign Earnings

As of January 31, 2011, we have provided $39.4 million for deferred taxes on a portion of our undistributed earnings of foreign subsidiaries pursuant to a planned cash repatriation in connection with the Merger Agreement. As a result of the tax effects of the cash repatriation plan, we released the remaining valuation allowance of $8.6 million on our foreign tax credits such that the net provision pursuant to the cash repatriation plan was $30.8 million. We have not provided for deferred taxes on the portion of our undistributed earnings of foreign subsidiaries which are not involved in the cash repatriation plan as such undistributed earnings are considered to be indefinitely reinvested. We consider the earnings to be indefinitely reinvested based on management’s overall business strategy, including anticipated future uses of global cash balances for operations.

Valuation Allowance

We continue to maintain a valuation allowance on a portion of our U.S. and foreign net deferred tax assets. As of January 31, 2011, we released the valuation allowance on our foreign tax credits and a portion of our capital losses due to the effects of the cash repatriation plan. The U.S. net deferred tax assets on which a valuation allowance is maintained include capital losses, state net

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

F. Income Taxes (Continued)

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

As deferred tax assets or liabilities increase or decrease in the future, or if a portion or all of the remaining valuation allowance is no longer deemed to be necessary, the adjustments to the valuation allowance will increase or decrease future income tax provisions or additional paid-in capital.

Income Tax Reserves

As of January 31, 2011, we had reserves for unrecognized tax benefits totaling $21.5 million, excluding interest, of which $14.4 million would favorably impact our effective tax rate if recognized. As of October 31, 2010, we had reserves for unrecognized tax benefits totaling $21.4 million, excluding interest.

During the first quarter of fiscal 2011, we increased our accrual for interest by $0.1 million related to unrecognized tax benefits. We had $3.3 million and $3.2 million accrued for the payment of interest related to unrecognized tax benefits as of January 31, 2011 and October 31, 2010, respectively.

As of January 31, 2011, we have recorded a $17.7 million liability for unrecognized tax benefits and related interest in the line item “Other long-term liabilities” on our consolidated balance sheet.

The difference between the total unrecognized tax benefits and those affecting the effective tax rate is due to certain unrecognized tax benefits that would have a full valuation allowance if recognized. As of January 31, 2011, we believe it is reasonably possible that $2.2 million of unrecognized tax benefits and accrued interest will decrease within the next 12 months as the result of statutes of limitations expiring in various jurisdictions.

We conduct business globally. As a result, we file income tax returns and are subject to examination by taxing authorities in various jurisdictions throughout the world. In the U.S., we are currently in appeals with the Internal Revenue Service regarding two issues related to its examination of tax years 2005 and 2006. We do not anticipate that the settlement of the two outstanding issues will have a material impact on our consolidated financial position or results of operations. In addition, we are at various stages in examinations in some state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years prior to fiscal 2002 or non-U.S. income tax examinations for years prior to fiscal 2005.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

G. Restructuring and Merger Liabilities

Restructuring Liabilities

Our restructuring activities in prior periods are disclosed in detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010. The following table summarizes the restructuring reserve balance as of January 31, 2011 and activity during the first quarter of fiscal 2011:

	Restructuring Action Taken In:
(In thousands)	Fiscal 2010	Fiscal 2009	Fiscal 2008	Prior to Fiscal 2008	Total
Balance as of October 31, 2010:
Workforce reductions	$718	$26	$763	$—	$1,507
Excess facilities, property and equipment	—	1,900	405	209	2,514

Total restructuring reserve balance	718	1,926	1,168	209	4,021

Adjustments:
Workforce reductions	108	—	(1)	—	107
Excess facilities, property and equipment	—	(394)	76	211	(107)

Total adjustments	108	(394)	75	211	(—)

Payments:
Workforce reductions	(616)	—	—	—	(616)
Excess facilities, property and equipment	—	(140)	(87)	(86)	(313)

Total payments	(616)	(140)	(87)	(86)	(929)

Balance as of January 31, 2011:
Workforce reductions	210	26	762	—	998
Excess facilities, property and equipment	—	1,366	394	334	2,094

Total restructuring reserve balance	$210	$1,392	$1,156	$334	$3,092

The adjustments reflected in the table above for the respective fiscal year relate to changes in prior fiscal year estimates for various severance-related benefits and facility reserves.

As of January 31, 2011, the remaining unpaid restructuring balances are primarily for lease costs for redundant facilities, which we expect will be paid over the respective remaining contract terms, the longest of which extends to 2018, and for severance, most of which is currently being contested in court and currently represents our best estimate of the amount that we may have to pay. While the outcome cannot be predicted with certainty, we do not believe that the outcome will have a material adverse effect, individually, or in the aggregate, on our consolidated financial position, results of operations or cash flows.

Merger Liabilities

The following table summarizes the merger liabilities balance and activity associated with our acquisitions, all of which relates to facilities, during the first quarter of fiscal 2011:

(In thousands)	Balance at October 31, 2010	Payments/ Adjustments	Balance at January 31, 2011
Redundant facility merger liabilities	$5,748	$(198)	$5,550

As of January 31, 2011, the remaining unpaid merger liabilities balance is related to lease costs for a redundant facility. We expect these lease costs will be paid over the remaining contract term, which is until 2025.

H. Legal Proceedings

On July 12, 2002, Amer Jneid and other related plaintiffs filed a complaint in the Superior Court of California, Orange County, alleging claims for breach of contract, fraud in the inducement, misrepresentation, infliction of emotional distress, rescission, slander and other claims against us in connection with our purchase of so-called “DeFrame” technology from the plaintiffs and two affiliated corporations (TriPole Corporation and Novetrix), and employment agreements that we entered into with the plaintiffs in connection with the purchase. The complaint sought unspecified damages, including punitive damages. The dispute (resulting in these claims)

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

H. Legal Proceedings (Continued)

arises out of the plaintiffs’ assertion that we failed to properly account for license distributions which the plaintiffs claim would have entitled them to certain bonus payouts under the purchase and employment agreements. After a lengthy jury trial, the jury returned a verdict in favor of the various plaintiffs on certain contract claims and in favor of us on various remaining claims. We then pursued an appeal of the judgment and the related orders to the California Court of Appeals. We accrued $27.0 million in prior fiscal periods for this matter. As part of the appeal process and during the first quarter of fiscal 2008, we posted a $51.5 million bond in conjunction with our appeal of this judgment. On December 17, 2009, the California Court of Appeals reversed the judgment against us and remanded the case for a new trial. The Court of Appeals also awarded attorneys’ fees and costs to the plaintiffs related to certain discovery and trial related fees. Since the reversal by the Court of Appeals, the bond plus interest has been released back to us. In addition, the new trial court has awarded the plaintiffs’ certain fees and costs associated with the first trial in the total amount of $4.2 million. We anticipate pursuing an appeal of such award. Notwithstanding any such appeal, we have utilized a portion of the accrued funds to satisfy amounts that have now been paid to the plaintiffs. These payments have reduced our original accrual to $24.1 million as of January 31, 2011. Preparations for a new trial are now moving forward with the trial tentatively scheduled for April 4, 2011. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our consolidated financial position or results of operations.

On January 20, 2004, the SCO Group, Inc. (“SCO”) filed suit against us in the Third Judicial District Court of Salt Lake County, State of Utah. Upon our motion, the action was removed to the U.S. District Court, District of Utah. SCO’s original complaint alleged that our public statements and filings regarding the ownership of the copyrights in UNIX and UnixWare harmed SCO’s business reputation and affected its efforts to protect its ownership interest in UNIX and UnixWare. Our answer set forth numerous affirmative defenses and counterclaims alleging slander of title and breach of contract, and seeking declaratory actions and actual, special and punitive damages in an amount to be proven at trial. On February 3, 2006, SCO filed a Second Amended Complaint alleging that we had violated supposed non-competition provisions of the agreement under which we sold certain UNIX-related assets to SCO, that we infringed SCO’s copyrights, and that we are engaging in unfair competition by attempting to deprive SCO of the value of the UNIX technology. SCO sought to require us to assign all copyrights that we have registered in UNIX and UnixWare to SCO, to prevent us from representing that we have any ownership interest in the UNIX and UnixWare copyrights, to require us to withdraw all representations we have made regarding our ownership of the UNIX and UnixWare copyrights, and to cause us to pay actual, special and punitive damages in an amount to be proven at trial. As a result of SCO’s Second Amended Complaint, our wholly-owned subsidiary, SUSE Linux AG (“SUSE”), filed a demand for arbitration before the International Court of Arbitration in Zurich, Switzerland, pursuant to a “UnitedLinux Agreement” in which SCO and SUSE were parties. On August 10, 2007, the U.S. District Court Judge issued a Memorandum Decision and Order that granted us summary judgment against SCO on significant issues in the litigation. The District Court determined that we own the UNIX copyrights and dismissed certain of SCO’s claims against us. On September 14, 2007, SCO filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. On July 16, 2008, the U.S. District Court issued Findings of Fact and Conclusions of Law wherein the Court determined that SCO did not have authority to enter into an agreement with Sun Microsystems, Inc. in 2003 (the “Sun Agreement”) and owed us $2.5 million plus prejudgment interest, of which we have since received $0.6 million. The Sun Agreement included SCO’s purported expansion of Sun’s rights to Unix source code and resulted in Sun’s distribution of Open Solaris. Based on the Court’s ruling, we believe that the purported license of Unix code is invalid. The Court further concluded that SCO’s licenses to Microsoft Corporation (“Microsoft”) and other “SCOsource licensees” included an “incidental” license to Unix SVRX code and therefore we were not entitled to any proceeds from such licenses. On November 20, 2008, the U.S. District Court entered Final Judgment dismissing SCO’s remaining claims against us and awarded us $3.5 million. On November 25, 2008, SCO filed a Notice of Appeal from that decision to the U.S. Tenth Circuit Court of Appeals. On August 24, 2009, a three Judge Panel from the U.S. Tenth Circuit Court of Appeals issued an opinion that reversed in part and affirmed in part the District Court’s decision. The Circuit Court affirmed the award to us of $3.5 million but remanded the remainder of the case back to the District Court for trial on the issue of whether the UNIX copyrights had been or should be transferred to SCO. On August 25, 2009, the U.S. Bankruptcy Court entered an Order appointing an independent Chapter 11 Trustee to manage the SCO bankruptcy estate. On March 30, 2010, the U.S. District Court jury returned a verdict in our favor and determined that we retained the UNIX and UnixWare copyrights. SCO’s subsequent request to set aside the jury verdict was rejected by the Court as was SCO’s claims for immediate transfer of UNIX copyrights and a determination that we did not have authority to direct SCO to waive claims against certain SVRX licensees. On July 7, 2010, SCO filed a Notice of Appeal to the United States Tenth Circuit Court of Appeals and on January 20, 2011, oral argument was presented to the Court of Appeals and we are currently awaiting a decision from the Court. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On November 12, 2004, we filed suit against Microsoft in the U.S. District Court, District of Utah. We are seeking treble and other damages under the Clayton Act, based on claims that Microsoft eliminated competition in the office productivity software market

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

H. Legal Proceedings (Continued)

during the time that we owned the WordPerfect word-processing application and the Quattro Pro spreadsheet application. Among other claims, we allege that Microsoft withheld certain critical technical information about the Windows operating system (“Windows”) from us, thereby impairing our ability to develop new versions of WordPerfect and other office productivity applications, and that Microsoft integrated certain technologies into Windows designed to exclude WordPerfect and other applications owned by us from relevant markets. In addition, we allege that Microsoft used its monopoly power to prevent original equipment manufacturers from offering WordPerfect and other applications to customers. On June 10, 2005, Microsoft’s motion to dismiss the complaint was granted in part and denied in part. On October 15, 2007, the U.S. Fourth Circuit Court of Appeals affirmed the District Court’s ruling. On March 18, 2008, the United States Supreme Court rejected Microsoft’s Petition for a Writ of Certiorari seeking to appeal the Fourth Circuit’s Decision. As a result of these rulings, we elected to proceed with the remaining claims against Microsoft. On March 29, 2010, the Federal District Court ruled that our underlying claims against Microsoft had been assigned to Caldera, Inc., in connection with the transfer of the DR DOS business by us in approximately 1996. Accordingly, the court dismissed our complaint against Microsoft. We filed a notice of appeal to the United States Fourth Circuit Court of Appeals and oral argument on the case is scheduled to be presented on March 22, 2011.

In November and December 2010, individuals and/or entities claiming to be our stockholders filed putative class action lawsuits challenging our pending merger with Attachmate. As of March 4, 2011, fourteen actions had been filed in the Delaware Court of Chancery (which have been consolidated by Court order), one action had been filed in the Superior Court of Massachusetts, and four actions had been filed in the United States District Court for the District of Massachusetts. Two of the four actions that were filed in the United States District Court for the District of Massachusetts were voluntarily dismissed by the plaintiffs. The consolidated Delaware action and the pending Massachusetts actions are brought against the members of our Board of Directors, and all but one of the actions also name us as a defendant. In addition: (i) all of the actions name Attachmate as a defendant; (ii) three of the actions name Merger Sub as a defendant; (iii) two actions name CPTN as a defendant; and (iv) one action names Microsoft and Elliott Associates, L.P. as defendants.

The plaintiffs allege, among other things, that our directors failed to fulfill their fiduciary duties with regard to our pending merger with Attachmate by failing to maximize our value to our public stockholders and that the entities named in the complaints aided and abetted those alleged breaches. Three of the pending actions also allege, among other things, that our directors failed to fulfill their fiduciary duties with regard to the pending patent sale to CPTN. The plaintiffs seek orders that, among other things, certify the cases as class actions, enjoin our merger with Attachmate and/or award plaintiffs and the putative class damages in the event that our merger with Attachmate is consummated, and award plaintiffs costs and expenses, including attorneys’ fees. We believe that there are substantial legal and factual defenses to the claims and intend to pursue them vigorously. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In February 1999, Banco Panamericano filed a preparatory judicial measure against Cambridge Technology Partners do Brasil s.c. Ltda (“CTP Brazil”), a wholly-owned subsidiary of ours, in the 34th Civil Court of Sao Paulo, Brazil. Banco Panamericano claimed that CTP Brazil had breached a 1997 service agreement between Banco Panamericano and CTP Brazil. On February 8, 2010, Banco Panamericano formally filed an indemnification action seeking damages of approximately $1.1 million. On January 20, 2011, a Brazilian Court ruled that CTP Brazil was obligated to pay Banco Panamericano $0.7 million, including interest. CTP Brazil accrued $0.7 million for this matter during the first quarter of fiscal 2011. CTP Brazil is pursuing an appeal of this decision to the Sao Paulo Court of Appeals. While there can be no assurance as to the ultimate disposition of the litigation, we do not believe that its resolution will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

I. Net (Loss) Income Per Share

The following tables reconcile the numerators and denominators of the net (loss) income per share calculation for the first quarters of fiscal 2011 and 2010:

	Three months ended
(In thousands, except per share data)	January 31, 2011	January 31, 2010
Basic net (loss) income per share computation:
Net (loss) income	$(17,942)	$20,189

Weighted-average common shares outstanding, excluding unvested restricted stock	352,001	347,691

Basic net (loss) income per share	$(0.05)	$0.06

Diluted net (loss) income per share computation:
Net (loss) income	$(17,942)	$20,189

Weighted-average common shares outstanding, excluding unvested restricted stock	352,001	347,691
Incremental shares attributable to the assumed exercise of outstanding options, unvested restricted stock units, unvested restricted stock, and other share plans	—	1,453

Total adjusted weighted-average common shares	352,001	349,144

Diluted net (loss) income per share	$(0.05)	$0.06

Incremental shares of 4.3 million attributable to the assumed exercise of outstanding awards with exercise prices that were below the average market price (“in-the-money”) were not included in the calculation of diluted loss per share for the first quarter of fiscal 2011 as their effect would have been anti-dilutive due to the loss for that period. Incremental shares attributable to options with exercise prices that were at or greater than the average market price for the respective period (“out-of-the-money”) were excluded from the calculation of diluted (loss) income per share for the first quarters of fiscal 2011 and 2010 as their effect would have been anti-dilutive. Out-of-the-money options for the first quarters of fiscal 2011 and 2010 totaled 8.7 million shares and 22.9 million shares, respectively.

J. Comprehensive (Loss) Income

The components of comprehensive (loss) income are as follows:

	Three months ended
(In thousands)	January 31, 2011	January 31, 2010
Net (loss) income	$(17,942)	$20,189
Change in net unrealized gain on investments	(6,384)	925
Adjustment for previously recorded unrealized gains related to the sale of ARSs(1)	—	(2,652)
Change in cumulative translation adjustments	2,298	(5,313)
Change in unrecognized pension costs	1	(217)

Comprehensive (loss) income	$(22,027)	$12,932

(1) During the first quarter of fiscal 2010, we reversed the unrealized gains associated with the sale of two of our ARSs that were recorded in the prior period in the “Accumulated other comprehensive income” line item in our consolidated balance sheet. This reversal is part of the $5.2 million gain in the “Gain on sale of previously impaired investments” line item in our consolidated statements of operations.

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

J. Comprehensive (Loss) Income (Continued)

Our accumulated other comprehensive income is comprised of the following:

(In thousands)	January 31, 2011	October 31, 2010
Net unrealized gain on investments	$2,389	$8,773
Unrecognized pension actuarial gain and transition obligation, net	(438)	(439)
Cumulative translation adjustment	2,788	490

Total accumulated other comprehensive income	$4,739	$8,824

K. Stock-Based Compensation

Equity-Based Awards

Except for awards outstanding as of the date of the Merger Agreement, the Merger Agreement generally restricts, subject to certain limited exceptions, including, without limitation, Attachmate’s prior written consent, our ability to issue shares of our common stock during the interim period between the execution of the Merger Agreement and the consummation of the merger (or any date on which the Merger Agreement is earlier terminated) (See Note A, “Quarterly Financial Statements”). As such, no equity grants were made during the first quarter of fiscal 2011.

Stock-Based Compensation Expense

Our consolidated statements of operations include the following amounts of stock-based compensation expense in the respective captions:

	Three months ended
(In thousands)	January 31, 2011	January 31, 2010
Cost of revenue	$692	$559

Sales and marketing	1,891	1,840
Product development	1,735	2,064
General and administrative	1,742	1,987

Operating expenses	5,368	5,891

Total stock-based compensation expense	$6,060	$6,450

Total unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 1.6 years was $30.9 million at January 31, 2011.

L. Segment Information

Our performance is evaluated by our chief executive officer and our other chief decision makers based on reviewing revenue and operating income (loss) information for each business unit segment. Our software and services are sold both directly by our business unit segments and indirectly through original equipment manufacturers, resellers, and distributors who sell to end users.

Operating results by business unit segment are as follows:

	Three months ended
	January 31, 2011			January 31, 2010
(In thousands)	Net revenue	Gross profit	Operating income (loss)	Net revenue	Gross profit	Operating income (loss)
SMOP	$120,372	$92,162	$(409)	$124,654	$94,826	$(3,925)
CS	70,342	58,824	30,953	77,712	65,471	36,676
Common unallocated operating costs	—	(1,821)	(18,991)	—	(1,649)	(11,322)

Total per statements of operations	$190,714	$149,165	$11,553	$202,366	$158,648	$21,429

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

L. Segment Information (Continued)

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

Below is a table detailing our revenue by our business unit segments:

	Three months ended
(In thousands)	January 31, 2011	January 31, 2010
Net revenue:
SMOP:
Linux platform products	$37,807	$37,473
Other open platform products	1,818	1,753
Identity, access and compliance management products	27,990	29,489
Other identity and security management products	1,214	1,500
Systems and resource management products	37,186	38,450
Services	14,357	15,989

Total SMOP	120,372	124,654

CS:
OES and NetWare-related products	36,828	41,695
Collaboration products	20,097	21,528
Other collaboration solutions products	7,840	8,256
Services	5,577	6,233

Total CS	70,342	77,712

Total net revenue	$190,714	$202,366

Geographic Information

The table below shows our net revenue from the U.S. and from international locations:

	Three months ended
(In thousands)	January 31, 2011	January 31, 2010
Net revenue:
U.S.	$85,025	$97,982
International	105,689	104,384

Total net revenue	$190,714	$202,366

During the first quarters of fiscal 2011 and 2010, Germany accounted for 11% of our net revenue. No other country outside of the U.S. accounted for 10% or more of our net revenue for the first quarters of fiscal 2011 and 2010. For the first quarters of fiscal 2011 and 2010, 67% and 69%, respectively, of our revenue outside the U.S. was in the Europe, Middle East and Africa region. No single customer accounted for 10% or more of our total revenue for either period presented.

M. Share Repurchase Program

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the first quarters of fiscal 2011 and 2010. As of January 31, 2011, $33.2 million remains available to be used for repurchasing common stock under the current Board authorization. The Merger Agreement generally restricts, subject to certain limited exceptions, including, without limitation, Attachmate’s prior written consent, our ability to repurchase our outstanding common stock during the interim period between the execution of the Merger Agreement and the consummation of the merger (or any date on which the Merger Agreement is earlier terminated) (See Note A, “Quarterly Financial Statements”).

NOVELL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

N. Recent Pronouncements

In January 2010, the Financial Accounting Standards Board issued updated guidance to improve disclosures regarding fair value measurements. This update requires entities to present separately (i.e. on a gross basis rather than as one net number), information about purchases, sales, issuances, and settlements in the roll forward of changes in level 3 fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2010 (our fiscal 2012). As this guidance is only disclosure-related, it will not have an impact on our consolidated financial position and results of operations.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, regarding the impact of uncertainty associated with Company Developments (as defined below); our strategy; future operations; consolidated financial position and results; liquidity; future opportunities; company trends; customer priorities; timing of realization of projections; functionality, characteristics, quality and performance capabilities of our products and technology; results achievable and benefits attainable through deployment of our products and provision of services; product differentiation; consolidation of the software industry; realization of our net deferred tax assets; funding of liquidity needs; the success of our Intelligent Workload Management (“IWM”) strategy; market leadership; development of the markets we serve; the impact of our relationship with Microsoft; trends in intellectual property litigation; economic improvement, including strength and sustainability of a recovery; operation of Open Invention Network, LLC; opportunities; beliefs; and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and/or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change of expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, including, among others, risks relating to: the risk that the patent sale and the merger may be delayed or may not be consummated; the risk that the definitive merger agreement may be terminated in circumstances that require us to pay Attachmate Corporation a termination fee of $60 million; risks related to the diversion of management’s attention from our ongoing business operations; risks regarding the failure of Attachmate Corporation to obtain the necessary financing to complete the merger; the effect of the announcement of the patent sale or the merger on our business relationships (including, without limitation, partners and customers), operating results and business generally; risks related to obtaining the requisite consents to the patent sale and the merger, including, without limitation, the timing (including possible delays) and receipt of regulatory approvals from various governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may deny approval; indirect sales; growth rates of our business units; renewal of SUSE® Linux Enterprise Server (“SLES™”) subscriptions with customers who have received certificates from Microsoft; decline rates of Open Enterprise Server (“OES”) and NetWare® revenue; development of products and services; the IWM market; software vulnerabilities; delays in product releases; reliance on open source software and third party technologies and specifications; adequacy of renewal rates; uncertain economic conditions; competition; rapid technological changes; failure to expand brand awareness; adequacy of technical support; pricing pressures; system failures; integration of acquisitions; industry consolidation; challenges resulting from a global business; foreign research and development operations; loss of key employees; intellectual property infringement; litigation matters; unpredictable financial results; impairments; the timing of revenue recognition; our investments; and effective use of our cash. Risks that may affect our operating results include, but are not limited to, those discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on December 13, 2010. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Overview

Merger with Attachmate Corporation

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

termination of the waiting period (and any extensions thereof) applicable to the consummation of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the approval by the German antitrust authority, the Federal Cartel Office (“FCO”); (iii) the absence of any law, order or other action enjoining or otherwise prohibiting consummation of the merger; (iv) the absence of a material adverse effect on us; (v) the closing of the transactions contemplated by the Patent Purchase Agreement (as defined below); (vi) the accuracy of the parties’ respective representations and warranties; (vii) the parties’ respective compliance with agreements and covenants contained in the Merger Agreement; and (viii) the availability to us and our subsidiaries of cash and cash equivalents equal to approximately $1.03 billion. The waiting period under the HSR Act with respect to the merger expired at 11:59 p.m. EDT, on February 2, 2011. The merger was also subject to review and approval by the FCO. Attachmate, with our consent, filed the appropriate notification in Germany, and the FCO granted clearance to the merger transaction on December 23, 2010 stating that it will not oppose the merger transaction. On February 17, 2011, we held a special meeting of stockholders at which our stockholders approved the proposal to adopt the Merger Agreement.

Also on November 21, 2010, we entered into a Patent Purchase Agreement (the “Patent Purchase Agreement”) with CPTN Holdings LLC, a Delaware limited liability company and consortium of technology companies organized by Microsoft Corporation (“CPTN”). The Patent Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Patent Purchase Agreement, we will sell to CPTN all of our right, title and interest in certain identified issued patents and patent applications for $450 million in cash. Consummation of the patent sale is subject to certain conditions to closing, including, among others, (i) the expiration or termination of the waiting period applicable to the consummation of the patent sale under the HSR Act and certain other antitrust laws; and (ii) the satisfaction or waiver of each of the conditions to the consummation of the merger (other than the closing of the patent sale), and the parties to the Merger Agreement shall be ready, willing and able to consummate the merger, immediately after the closing of the patent sale. On February 2, 2011, we and CPTN each received a request for additional information from the Antitrust Division of the United States Department of Justice (the “DOJ”) regarding the patent sale. The requests have the effect of extending the waiting period under the HSR Act until 30 days after both parties have substantially complied with the requests, unless the waiting period is earlier terminated. On March 4, 2011, we and CPTN each certified as to the substantial compliance with our second respective requests. In addition, at the request of the DOJ, we and CPTN each have agreed to provide the DOJ with additional time to review the patent sale and not to close the patent sale prior to April 12, 2011. We remain committed to working with the DOJ as it conducts its review of the patent sale. We continue to work toward completing the merger as quickly as possible and currently anticipate that the closing of the merger will occur following the completion of the waiting period and the satisfaction of other closing conditions.

The pendency of these transactions may impact our operations and continuation of historical trends in future periods. Therefore, the discussion and analysis of our financial condition and results of operations below may not be indicative of future operating results or financial condition for these reasons as well as for other reasons, including the potential realization of the risks identified elsewhere in this Quarterly Report on Form 10-Q and those identified in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010, or other risks and uncertainties we may face. The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not take into account or give any effect to the pendency or other potential impact of our merger with Attachmate or the patent sale to CPTN. We believe that the uncertainty associated with our Board of Directors’ review of various alternatives to enhance stockholder value, including the pending merger with Attachmate, negatively impacted our operating results during the first quarter of fiscal 2011 (“Company Developments”).

First Quarter of Fiscal 2011 Summary

In the first quarter of fiscal 2011, total revenue decreased 6% compared to the prior year period. Product and services revenue were lower by 5% and 10%, respectively, in the first quarter of fiscal 2011 compared to the prior year period. The lower product revenue for the first quarter of fiscal 2011 compared to the prior year period resulted primarily from, we believe, the uncertainty associated with Company Developments as well as from continued weakness in sales of our legacy products. The lower services revenue in the first quarter of fiscal 2011 compared to the prior year period is due primarily to lower revenue from our consulting services customers, which is consistent with our lower software licenses revenue, and lower renewal rates on technical support contracts related to our legacy products. Foreign currency exchange rate fluctuations, as measured by using prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue, unfavorably impacted revenue by $0.5 million, or less than 1%, in the first quarter of fiscal 2011.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Overview (Continued)

During the first quarter of fiscal 2011, total revenue from our Security, Management and Operating Platforms business unit segment (“SMOP”) decreased $4.3 million, or 3%, compared to the prior year period. During the first quarter of fiscal 2011, total revenue from our Collaboration Solutions business unit segment (“CS”) decreased $7.4 million, or 9%, compared to the prior year period.

Because much of the revenue we invoice is deferred and recognized over time, we consider invoicing, or bookings, to be a key indicator of current sales performance and future revenue performance. SMOP and CS product invoicing were both lower by 19% for the first quarter of fiscal 2011 compared to the prior year period. The decrease was due primarily to, we believe, the uncertainty associated with Company Developments and fewer multi-year renewals.

Gross profit as a percentage of sales was 78% for the first quarters of fiscal 2011 and 2010. However, total gross profit was lower in the first quarter of fiscal 2011 compared to the prior year period, due primarily to the 6% decrease in total net revenue.

Operating margin for the first quarter of fiscal 2011 was 6%, compared to 11% for the prior year period. The negative impact to operating margin of the additional expenses related to Company Developments in the first quarter of fiscal 2011 was 5%. By comparison, the first quarter of fiscal 2010 included a $4.6 million change in accounting estimate related to fiscal 2009 sales compensation expense that increased operating margin in the quarter by 2%. Foreign currency exchange rate fluctuations, as measured by using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, favorably impacted income from operations by $0.4 million, or 4%, in the first quarter of fiscal 2011 compared to the prior year period.

Critical Accounting Policies

An accounting policy is deemed to be critical if it requires us to make an accounting estimate based on assumptions about matters that are uncertain at the time an accounting estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur periodically could materially change the financial statements. We consider accounting policies related to revenue recognition and related reserves, impairment of long-term assets, valuation of deferred tax assets, loss contingency accruals and restructurings, and share-based payments to be critical accounting policies due to the judgments and estimation processes involved in each. For a more detailed explanation of the judgments included in these areas, refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Results of Operations

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

Total net revenue was as follows:

	Three months ended
(Dollars in thousands)	January 31, 2011	January 31, 2010	Change
Software licenses	$20,387	$21,193	(4)%
Maintenance and subscriptions	150,393	158,951	(5)%
Services	19,934	22,222	(10)%

Total net revenue	$190,714	$202,366	(6)%

Revenue in our software licenses category decreased during the first quarter of fiscal 2011 compared to the prior year period as software licenses revenue declined in SMOP. The SMOP software licenses revenue decline was primarily due to a $1.4 million, or 20%, decline in Identity, Access and Compliance Management products, partially offset by a $0.7 million, or 11%, increase in

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Systems and Resource Management products. The Identity, Access and Compliance Management products software licenses revenue decline was attributable primarily to, we believe, the uncertainty associated with Company Developments.

Revenue in our maintenance and subscriptions category decreased during the first quarter of fiscal 2011 compared to the prior year period as maintenance and subscriptions revenue declined by $1.9 million, or 2%, in SMOP and $6.7 million, or 10%, in CS. The SMOP decrease resulted primarily from lower Systems and Resource Management products maintenance revenue. The decrease in CS maintenance and subscriptions revenue resulted primarily from continued weakness in sales of our legacy products and from, we believe, the uncertainty associated with Company Developments.

The lower services revenue in the first quarter of fiscal 2011 compared to the prior year period is due primarily to lower revenue from our consulting services customers, which is consistent with our lower software licenses revenue, particularly the software license revenue decline in Identity, Access and Compliance Management products and lower renewal rates on technical support contracts related to our legacy products.

Foreign currency exchange rate fluctuations, as measured by using prior period foreign currency exchange rates on non-U.S. dollar denominated revenue, unfavorably impacted total net revenue by $0.5 million, or less than 1%, during the first quarter of fiscal 2011.

Net revenue in SMOP was as follows:

	Three months ended
(Dollars in thousands)	January 31, 2011	January 31, 2010	Change
Software licenses	$12,692	$13,460	(6)%
Maintenance and subscriptions	93,323	95,205	(2)%
Services	14,357	15,989	(10)%

Total net revenue	$120,372	$124,654	(3)%

Revenue from SMOP decreased in the first quarter of fiscal 2011 compared to the prior year period primarily as a result, we believe, of the uncertainty associated with Company Developments. SMOP product invoicing decreased 19% in the first quarter of fiscal 2011 compared to the prior year period.

Revenue associated with our Linux Platform Products increased by $0.3 million, or 1%, in the first quarter of fiscal 2011 compared to the prior year period. Invoicing for Linux Platform Products decreased 20% compared to the prior year period. The lower invoicing for our Linux Platform Products resulted from a decline in both invoicing associated with the Microsoft SLES certificates and non-Microsoft invoicing. (See the subsection entitled, “Microsoft Agreements–related revenue” of Note B, “Summary of Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 for more details on the Microsoft SLES certificates and related agreements.) The decrease in our non-Microsoft invoicing was due primarily to, we believe, the uncertainty associated with Company Developments and fewer multi-year renewals.

Revenue from Identity, Access and Compliance Management products decreased $1.5 million, or 5%, in the first quarter of fiscal 2011 compared to the prior year period, due primarily to lower Identity, Access and Compliance Management products software license revenue. Invoicing from Identity, Access and Compliance Management products declined 20% compared to the prior year period. The invoicing declines for Identity, Access and Compliance Management products were due primarily to, we believe, the uncertainty associated with Company Developments and fewer multi-year renewals.

Revenue from Systems and Resource Management products decreased $1.3 million, or 3%, in the first quarter of fiscal 2011 compared to the prior year period. Invoicing from Systems and Resource Management products decreased 18% compared to the prior year period. The revenue and invoicing declines for Systems and Resource Management products were primarily due to, we believe, the uncertainty associated with Company Developments and continued weakness in sales of our legacy products.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Net revenue in CS was as follows:

	Three months ended
(Dollars in thousands)	January 31, 2011	January 31, 2010	Change
Software licenses	$7,695	$7,733	—%
Maintenance and subscriptions	57,070	63,746	(10)%
Services	5,577	6,233	(11)%

Total net revenue	$70,342	$77,712	(9)%

Revenue from CS decreased in the first quarter of fiscal 2011 compared to the prior year period primarily as a result of the mature lifecycle stage of our CS products and, we believe, the uncertainty associated with Company Developments. This is reflected in decreases in combined OES and NetWare-related product revenue of $4.9 million, or 12%, Collaboration product revenue of $1.4 million, or 7%, and services revenue of $0.7 million, or 11%. Overall, product invoicing for CS decreased 19% in the first quarter of fiscal 2011 compared to the prior year period due primarily to, we believe, the uncertainty associated with Company Developments and fewer multi-year renewals.

Deferred Revenue

We had total deferred revenue of $592.8 million as of January 31, 2011 compared to $645.9 million and $651.0 million at January 31, 2010 and October 31, 2010, respectively. Deferred revenue represents revenue that is expected to be recognized in future periods primarily under maintenance contracts and subscriptions that are recognized ratably over the related contract periods, typically one to three years. Deferred revenue related to our agreements with Microsoft is recognized ratably over various related service periods, which can extend up to five years. The decrease in total deferred revenue of $58.2 million in the first quarter of fiscal 2011 compared to October 31, 2010, reflects seasonably lower invoicing, the negative impacts to invoicing from, we believe, the uncertainty associated with Company Developments and the recognition of $16.1 million of deferred revenue related to our agreement with Microsoft.

Gross Profit

	Three months ended
(Dollars in thousands)	January 31, 2011	January 31, 2010	Change
Software licenses	$18,867	$19,505	(3)%
percentage of related revenue	93%	92%
Maintenance and subscriptions	$129,574	$136,379	(5)%
percentage of related revenue	86%	86%
Services	$724	$2,764	(74)%
percentage of related revenue	4%	12%
Total gross profit	$149,165	$158,648	(6)%
percentage of revenue	78%	78%

Software licenses and maintenance and subscriptions gross profit decreased in the first quarter of fiscal 2011 compared to the prior year period primarily due to the 6% decrease in total net revenue. Despite the lower net revenue, software licenses and maintenance and subscriptions gross margins as a percentage of revenue held constant when compared to the prior year period, reflecting the results of a continued emphasis on cost containment.

Services gross margins decreased primarily as a result of the 10% decrease in services revenue and from a deterioration in our services gross margin percentages. Services gross margins decreased as a percentage of sales as we entered into several low margin service engagements that drove product sales during the first quarter of fiscal 2011 and from expenses not declining as fast as revenue as we have elected to retain certain expertise and capabilities within our services business. Our services offerings are focused on supporting product sales, not generating stand-alone revenue or profits, in line with our strategic initiatives.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

Foreign currency exchange rate fluctuations, as measured by using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, negatively impacted gross profit by $0.3 million in the first quarter of fiscal 2011 compared to the prior year period.

Gross profit by business unit segment was as follows:

	Three months ended
(Dollars in thousands)	January 31, 2011	January 31, 2010	Change
SMOP	$92,162	$94,826	(3)%
percentage of related revenue	77%	76%
CS	$58,824	$65,471	(10)%
percentage of related revenue	84%	84%
Common unallocated operating costs	$(1,821)	$(1,649)	(10)%
Total gross profit	$149,165	$158,648	(6)%
percentage of revenue	78%	78%

Gross profit was lower in both SMOP and CS in the first quarter of fiscal 2011 compared to the prior year period due primarily to lower revenues. Gross profit as a percentage of revenue was essentially flat for both business unit segments.

Operating Expenses

	Three months ended
(Dollars in thousands)	January 31, 2011	January 31, 2010	Change
Sales and marketing	$67,256	$68,916	(2)%
percentage of revenue	35%	34%
Product development	$38,365	$39,702	(3)%
percentage of revenue	20%	20%
General and administrative	$31,991	$25,827	24%
percentage of revenue	17%	13%
Restructuring expenses	$—	$2,774	—%
percentage of revenue	—%	1%
Total operating expenses	$137,612	$137,219	—%
percentage of revenue	72%	68%

Sales and marketing

Sales and marketing expenses decreased in the first quarter of fiscal 2011 compared to the prior year period primarily from a continued emphasis on cost containment, lower marketing program spend, and lower headcount. Included within sales and marketing expenses in the first quarter of fiscal 2010 was a $4.6 million change in accounting estimate related to fiscal 2009 sales compensation expense that reduced expenses. Sales and marketing headcount was lower by 65 employees, or 7%, at the end of the first quarter of fiscal 2011 compared to the prior year period.

Product development

Product development expenses in the first quarter of fiscal 2011 decreased compared to the prior year period primarily from a continued emphasis on cost containment, lower outside services expenses and lower headcount. Product development headcount decreased by 25 employees, or 2%, at the end of the first quarter of fiscal 2011 compared to the prior year period.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

General and administrative

General and administrative expenses increased in the first quarter of fiscal 2011 compared to the prior year period primarily from $10.5 million of expenses related to Company Developments. This increase was partially offset by reduced expenses from a continued emphasis on cost containment, and lower headcount. General and administrative headcount was lower by 25 employees, or 6%, at the end of the first quarter of fiscal 2011 compared to the prior year period.

Restructuring expenses

No restructuring actions were undertaken during the first quarter of fiscal 2011. During the first quarter of fiscal 2010, we recorded net restructuring expenses of $2.8 million.

Foreign currency exchange rate fluctuations

Foreign currency exchange rate fluctuations, as measured by using the prior year period foreign currency exchange rates on non-U.S. dollar denominated revenue and expenses, unfavorably impacted revenue by $0.5 million, and favorably impacted operating expenses and income from operations by $0.9 million and $0.4 million, respectively. Since a large portion of our recognized revenue is deferred revenue that was recorded at different foreign currency exchange rates, the impact to revenue of changes in foreign currency exchange rates is recognized over time, whereas the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred.

Other Income (Expense)

	Three months ended
(Dollars in thousands)	January 31, 2011	January 31, 2010	Change
Investment income	$5,701	$3,268	74%
percentage of revenue	3%	2%
Gain on sale of previously impaired investments	$—	$5,228	—%
percentage of revenue	—%	3%
Interest expense and other, net	$(1,745)	$(1,830)	5%
percentage of revenue	(1)%	(1)%
Total other income, net	$3,956	$6,666	(41)%
percentage of revenue	2%	3%

Investment income includes income from short-term investments in the first quarter of fiscal 2011, and short-term and long-term investments in the first quarter of fiscal 2010. Investment income for the first quarter of fiscal 2011 increased compared to the prior year period due primarily to $4.1 million of realized gains on the sale and liquidation of certain short-term investments during the fiscal quarter, partially offset by lower interest rates.

During the first quarter of fiscal 2010, we sold two of our auction-rate securities with a book value of $2.1 million for $7.1 million. This resulted in a gain on sale of $5.0 million. During the first quarter of fiscal 2010, we also recognized a gain of $0.2 million related to the sale of a direct investment that we had previously fully impaired.

Interest expense and other, net for the first quarter of fiscal 2011 was comprised primarily of losses associated with foreign currency exchange rate translation as well as losses associated with our equity investment in Open Invention Network, LLC (“OIN”). Interest expense and other, net for the first quarter of fiscal 2010 was comprised primarily of losses associated with OIN.

Income Tax Expense

	Three months ended
(Dollars in thousands)	January 31, 2011	January 31, 2010	Change
Income tax expense	$33,451	$7,906	323%
Effective tax rate	216%	28%

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Results of Operations (Continued)

The effective tax rate for the first quarter of fiscal 2011 was 216%, compared to an effective tax rate of 28% for the prior year period. Included in the 216% effective tax rate was the impact of a change in the indefinite reinvestment assertion of foreign earnings in the current period. Excluding this discrete item, the effective tax rate for the first quarter of fiscal 2011 was 17%.

The effective tax rate for the first quarter of fiscal 2011 differs from the federal statutory rate of 35% primarily due to the discrete tax effects of the change in assertion with respect to foreign earnings, stock-based compensation, and the jurisdictional mix of earnings.

Net (Loss) Income

The net loss of $17.9 million for the first quarter of fiscal 2011 was $38.1 million lower than the net income reported for the first quarter of fiscal 2010, primarily as a result of the $30.8 million net tax expense related to the repatriation of foreign taxable income discussed above.

Liquidity and Capital Resources

The balance in cash, cash equivalents, and short-term investments and the balance as a percent of total assets are as follows:

(Dollars in thousands)	January 31, 2011	October 31, 2010	Change
Cash, cash equivalents, and short-term investments	$1,131,435	$1,126,690	—%
Percent of total assets	54%	51%

An overview of the significant cash flow activities for the first quarters of fiscal 2011 and 2010 is as follows:

	Three months ended
(In thousands)	January 31, 2011	January 31, 2010
Net cash provided by operating activities	$9,167	$5,196
Net short-term investment activity	284,703	11,998
Purchases of property, plant and equipment	(889)	(8,128)
Proceeds from sales of and distributions from long-term investments	—	7,303

The Merger Agreement generally requires us to operate our business in the ordinary course during the interim period between the execution of the Merger Agreement and the consummation of the merger (or any date on which the Merger Agreement is earlier terminated), and subject to certain limited exceptions, including, without limitation, Attachmate’s prior written consent, it restricts us from taking certain specified actions during that period, including, without limitation, exceeding a certain amount in capital expenditures, making certain acquisitions, entering into certain types of contracts and other matters. In addition, one of the conditions to the closing of the merger is that we and our subsidiaries will have available cash and cash equivalents equal to approximately $1.03 billion. However, there can be no assurances that we and our subsidiaries will have available cash and cash equivalents equal to this amount.

To meet the Merger Agreement condition to have $1.03 billion of cash and cash equivalents, we began unwinding our short-term investment portfolio and during the first quarter of fiscal 2011 we had net liquidations of the portfolio of $284.7 million, which increased our cash and cash equivalent balances.

As of January 31, 2011, we had cash, cash equivalents, and short-term investments of $515.9 million held in accounts outside the United States. As of January 31, 2011, we have provided $39.4 million for deferred taxes on a portion of our undistributed earnings of foreign subsidiaries pursuant to a planned cash repatriation in connection with the Merger Agreement. As a result of the tax effects of the cash repatriation plan, we released the remaining valuation allowance of $8.6 million on our foreign tax credits such that the net provision pursuant to the cash repatriation plan was $30.8 million. We have not provided for deferred taxes on the portion of our undistributed earnings of foreign subsidiaries which are not involved in the cash repatriation plan as such undistributed earnings are considered to be indefinitely reinvested. We consider the earnings to be indefinitely reinvested based on management’s overall business strategy, including anticipated future uses of global cash balances for operations.

NOVELL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Liquidity and Capital Resources (Continued)

Our short-term investment portfolio is diversified among security types, industry groups, and individual issuers. As of January 31, 2011, our short-term investment portfolio includes gross unrealized gains of $2.4 million.

Purchases of property, plant and equipment decreased in the first quarter of fiscal 2011 compared to the prior year period primarily due to our efforts to conserve cash and the implementation in the first quarter of fiscal 2010 of our SAP customer relationship management software system. This software implementation is for internal use only and was completed in the second quarter of fiscal 2010.

According to the terms of the agreement under which we have a $20.0 million or 17% interest in OIN, we could be required to make future cash contributions to OIN, which we would fund with cash from operating activities and cash on hand.

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the first quarters of fiscal 2011 and 2010. As of January 31, 2011, $33.2 million remains available to be used for repurchasing common stock under the current Board authorization. The Merger Agreement generally restricts, subject to certain limited exceptions, including, without limitation, Attachmate’s prior written consent, our ability to repurchase our outstanding common stock during the interim period between the execution of the Merger Agreement and the consummation of the merger (or any date on which the Merger Agreement is earlier terminated).

There have been no significant changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

Barring unforeseen circumstances, we currently anticipate being able to fund these liquidity needs for the next twelve months with existing cash, cash equivalents, and short-term investments together with cash generated from operating activities and investment income, however, there can be no assurances in that regard. We believe that offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms, if at all, and are dependent on market conditions at such time.

Off-Balance Sheet Arrangements

At January 31, 2011, we had no off-balance sheet arrangements as defined by applicable SEC rules.

Recent Pronouncements

In January 2010, the Financial Accounting Standards Board issued updated guidance to improve disclosures regarding fair value measurements. This update requires entities to present separately (i.e. on a gross basis rather than as one net number), information about purchases, sales, issuances, and settlements in the roll forward of changes in level 3 fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2010 (our fiscal 2012). As this guidance is only disclosure-related, it will not have an impact on our consolidated financial position and results of operations.

NOVELL, INC.

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our credit risk, interest rate risk, market risk, and foreign currency risk exposures and procedures or in our foreign currency hedging procedures during the first quarter of fiscal 2011 as compared to the respective risk exposures and procedures disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NOVELL, INC.

PART II — OTHER INFORMATION

Part II. — Other Information

Item 1. Legal Proceedings

The information required by this item is incorporated herein by reference from Note H of our financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases of shares of our common stock pursuant to our share repurchase program and for our stock-based compensation plans during the first quarter of fiscal 2011.

(In thousands, except per share amounts) Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
November 1, 2010 through November 30, 2010	—	$—	—	$33,180
December 1, 2010 through December 31, 2010	264	5.99	—	33,180
January 1, 2011 through January 31, 2011	151	5.94	—	33,180

Total	415	$5.97	—	33,180

The total number of shares purchased during the first quarter of fiscal 2011 was for shares surrendered to us to satisfy tax withholding obligations in connection with our stock-based compensation plans.

During fiscal 2008, our Board of Directors authorized the repurchase of up to $100 million of our outstanding common stock. There is no fixed termination date for the repurchase program. There were no repurchases under the program during the first quarters of fiscal 2011 and 2010. As of January 31, 2011, $33.2 million remains available to be used for repurchasing common stock under the current Board authorization. The Merger Agreement generally restricts, subject to certain limited exceptions, including, without limitation, Attachmate’s prior written consent, our ability to repurchase our outstanding common stock during the interim period between the execution of the Merger Agreement and the consummation of the merger (or any date on which the Merger Agreement is earlier terminated).

Item 6. Exhibits

A list of the exhibits filed as part of this Quarterly Report on Form 10-Q is set forth in the Exhibit Index on page 30 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

NOVELL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novell, Inc. (Registrant)

Date: March 14, 2011	By:	/s/ DANA C. RUSSELL
Dana C. Russell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

NOVELL, INC.

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of November 21, 2010, by and among the Registrant, Attachmate Corporation and Longview Software Acquisition Corp. (1) (Exhibit 2.1)

3.1	Restated Certificate of Incorporation. (2) (Exhibit 3.1) (3) (Exhibit 3.1)

3.2	By-Laws. (4) (Exhibit 3.2)

4.1	Form of certificate representing the shares of Novell common stock. (5) (Exhibit 4.3)

10.1	Patent Purchase Agreement, dated as of November 21, 2010, by and between CPTN Holdings LLC and the Registrant. (6) (Exhibit 10.54)

10.2*	Form of Amendment to Severance Agreement.

10.3*	Amendment, dated as of November 1, 2010, to Severance Agreement between the Registrant and Colleen O’Keefe.

10.4*+	Executive Employment Agreement, dated June 1, 2009, between Novell Spain, S.A. and Javier Colado.

10.5*	Severance Agreement, dated as of June 9, 2009, between Novell Spain, S.A., the Registrant and Javier Colado.

10.6*	Novell, Inc. 2011 Annual Incentive Program for Executives. (7)

10.7*	Novell, Inc. Non-Employee Director Remuneration and Expense Reimbursement Summary. (6) (Exhibit 10.39)

31.1	Rule 13a-14(a) Certification.

31.2	Rule 13a-14(a) Certification.

32.1	18 U.S.C. Section 1350 Certification.

32.2	18 U.S.C. Section 1350 Certification.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy – Extension Schema.

101.CAL**	XBRL Taxonomy – Extension Calculation.

101.LAB**	XBRL Taxonomy – Extension Labels.

101.PRE**	XBRL Taxonomy – Extension Presentation.

*	Indicates management contracts or compensatory plans.

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

+

Confidential treatment requested for portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

NOVELL, INC.

EXHIBIT INDEX – (Continued)

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

(7)	Incorporated by reference to the information provided pursuant to Item 5.02(e) of the Registrant’s Current Report on Form 8-K, filed January 11, 2011 (File No. 0-13351).