Form 10-K/A
period 2010-10-31
NOVELL INC
filed 2011-08-23
CIK 758004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File Number 0-13351

NOVELL, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0393339
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

404 Wyman Street, Suite 500

Waltham, MA 02451

(Address of principal executive offices) (Zip Code)

(781) 464-8000

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None.

Title of Each Class	Name of Each Exchange on Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in

Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Effective as of May 9, 2011, the registration of the registrant’s common stock under Section 12(b) of the Act was terminated.

TABLE OF CONTENTS

PART IV

Item 15.	Exhibits, Financial Statement Schedules	2

i

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on December 13, 2010. We are filing this Amendment No. 2 to the Form 10-K (this “Form 10-K/A”) for the sole purpose of filing an updated redacted version of Exhibit 10.69, a previous version of which exhibit was filed with the Form 10-K. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Item 15 of Part IV.

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

Schedule II – Valuation and Qualifying Accounts

Schedules other than that listed above are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(3.) Exhibits:

A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index on page 4 of this Form 10-K/A and is incorporated herein by reference.

(b) Exhibits

See Item 15(a)(3).

(c) Financial Statement Schedules

See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2011

NOVELL, INC. (Registrant)

By:	/s/ JENNIFER GUILD
Name:	Jennifer Guild
Title:	Vice President and Secretary

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 21, 2010, by and among the Registrant, Attachmate Corporation and Longview Software Acquisition Corp. (29) (Exhibit 2.1)

3.1	Restated Certificate of Incorporation. (1) (Exhibit 3.1) and (2) (Exhibit 3.1)

3.2	By-Laws. (4) (Exhibit 3.2)

4.1	Form of certificate representing the shares of Novell common stock. (5) (Exhibit 4.3)

4.2	Indenture, dated as of July 2, 2004, between the Registrant and Wells Fargo Bank, National Association, as Trustee. (6) (Exhibit 4.1)

4.3	First Supplemental Indenture, dated as of November 9, 2006, between the Registrant and Wells Fargo Bank, National Association, as Trustee. (7) (Exhibit 99.2)

10.1	Registration Rights Agreement, dated July 2, 2004, between the Registrant and Citigroup Global Markets Inc., for itself and on behalf of certain purchasers. (6) (Exhibit 10.1)

10.2*	Novell, Inc. 1989 Employee Stock Purchase Plan (As Amended April 17, 2001). (8) (Exhibit 4.1)

10.3*	Novell, Inc. 1991 Stock Plan (As Amended April 12, 1995). (9) (Exhibit 4.3)

10.4*	Novell, Inc. 2000 Stock Plan (As Amended April 3, 2003 and May 13, 2008). (23) (Exhibit 10.1)

10.5*	Novell, Inc. 2000 Nonstatutory Stock Option Plan. (10) (Exhibit 4.1)

10.6*	Novell, Inc. Stock Option Plan for Non-Employee Directors (As Amended January 12, 1996). (11) (Exhibit 4.1)

10.7*	Novell, Inc./SilverStream Software, Inc. Amended and Restated 1997 Stock Incentive Plan. (12) (Exhibit 4.2)

10.8*	Novell, Inc./SilverStream Software, Inc. 2001 Stock Incentive Plan. (12) (Exhibit 4.3)

10.9*	Novell, Inc./SilverStream Software, Inc./Bondi Software, Inc. Employee Stock Option Plan, As Amended, Effective November 1, 1999. (12) (Exhibit 4.5)

10.10*	Novell, Inc. 2009 Omnibus Incentive Plan. (13)

10.11*	Form of Restricted Stock Unit Agreement. (27) (Exhibit 10.4)

10.12*	Form of Restricted Stock Unit Agreement. (27) (Exhibit 10.1)

10.13*	Form of Restricted Stock Agreement. (27) (Exhibit 10.2)

10.14*	Form of Restricted Stock Unit Grant Agreement. (15) (Exhibit 10.6)

10.15*	Form of Restricted Stock Unit Agreement. (14) (Exhibit 10.2)

10.16*	Form of Restricted Stock Unit Agreement. (14) (Exhibit 10.3)

10.17*	Form of Nonqualified Stock Option Grant Agreement. (27) (Exhibit 10.3)

10.18*	Form of 2010 Restricted Stock Unit Agreement. (27) (Exhibit 10.5)

Exhibit Number	Description

10.19*	Form of Nonqualified Stock Option Grant Agreement. (15) (Exhibit 10.5)

10.20*	Form of Nonqualified Stock Option Grant Agreement. (14) (Exhibit 10.4)

10.21*	Form of Nonqualified Stock Option Grant Agreement. (14) (Exhibit 10.5)

10.22*	Novell, Inc. Stock-Based Deferred Compensation Plan (As Amended and Restated, Effective January 1, 2009). (17) (Exhibit 10.4)

10.23*	Novell, Inc. Stock-Based Deferred Compensation Plan — Stock Purchase Assistance Subplan, Effective as of October 14, 2004. (16) (Exhibit 10.13)

10.24*	First Amendment to the Novell, Inc. Deferred Compensation Plan (As Amended and Restated, Effective January 1, 2005 for Internal Revenue Code Section 409A). (18) (Exhibit 10.1)

10.25*	Severance Agreement, dated as of May 29, 2003, between the Registrant and Ronald W. Hovsepian. (19) (Exhibit 10.17)

10.26*	Amendment 2005-1 to Severance Agreement, dated as of October 31, 2005, between the Registrant and Ronald W. Hovsepian. (20) (Exhibit 10.18)

10.27*	Severance Agreement, dated as of November 28, 2005, between the Registrant and Jeffrey M. Jaffe. (20) (Exhibit 10.23)

10.28*	Severance Agreement, dated as of April 24, 2007, between the Registrant and Dana C. Russell. (21) (Exhibit 10.1)

10.29*	Severance Agreement, dated as of February 8, 2007, between the Registrant and John K. Dragoon. (17) (Exhibit 10.5)

10.30*	Amendment 2007-1 to Severance Agreement, dated as of May 2, 2007, between the Registrant and John K. Dragoon. (17) (Exhibit 10.6)

10.31*	Amendment to Severance Agreement, dated as of September 15, 2008, between the Registrant and John K. Dragoon. (17) (Exhibit 10.7)

10.32*	Amendment to Severance Agreement, dated as of September 15, 2008, between the Registrant and Ronald W. Hovsepian. (17) (Exhibit 10.10)

10.33*	Amendment to Severance Agreement, dated as of September 15, 2008, between the Registrant and Dana C. Russell. (17) (Exhibit 10.11)

10.34*	Amendment to Severance Agreement, dated as of September 15, 2008, between the Registrant and Jeffrey M. Jaffe. (17) (Exhibit 10.12)

10.35*	Severance Agreement, dated as of February 1, 2007, between the Registrant and Colleen O’Keefe. (26) (Exhibit 10.5)

10.36*	Form of Indemnification Agreement. (3) (Exhibit 10.3)

10.37*	Form of Amendment to Severance Agreement. (3) (Exhibit 10.4)

10.38*	Amendment to Severance Agreement, dated as of September 15, 2008, between the Registrant and Colleen O’Keefe. (26) (Exhibit 10.6)

10.39*	Novell, Inc. Non-Employee Director Remuneration and Expense Reimbursement Summary. (30) (Exhibit 10.39)

10.40*	Stock Option Amendment Agreement, dated as of January 10, 2008, between the Registrant and Dana C. Russell. (23) (Exhibit 10.3)

10.41*	Novell, Inc. Deferred Compensation Plan (As Amended and Restated, effective January 1, 2005 for Internal Revenue Code Section 409A). (17) (Exhibit 10.3)

Exhibit Number	Description

10.42*	Offer letter, dated and countersigned May 27, 2003, between the Registrant and Ronald W. Hovsepian. (22) (Exhibit 10.28)

10.43*	Offer letter, dated and countersigned November 7, 2005, between the Registrant and Jeffrey M. Jaffe. (22) (Exhibit 10.32)

10.44*	Novell, Inc. Amendment to 2009 Annual Bonus Program for Executives. (24)

10.45*	Novell, Inc. 2010 Annual Incentive Plan for Executives. (25)

10.46+	Second Amended and Restated Technical Collaboration Agreement effective November 2, 2006 between the Registrant and Microsoft Corporation. (22) (Exhibit 10.33)

10.47+	First Amended and Restated Business Collaboration Agreement effective November 2, 2006 between the Registrant and Microsoft Corporation. (22) (Exhibit 10.34)

10.48*	Separation of Employment and General Release Agreement between the Registrant and Jeffrey M. Jaffe. (26) (Exhibit 10.2)

10.49*	Offer letter, dated October 30, 2006, and countersigned November 3, 2006 between the Registrant and Colleen O’Keefe. (26) (Exhibit 10.4)

10.50*	One-time incremental retainer to Chairman. (27) (Exhibit 10.6)

10.51*	Letter agreement with Thomas G. Plaskett to amend (1) a Restricted Stock Unit Agreement dated April 7, 2009, (2) a Nonqualified Stock Option Agreement, dated April 7, 2009, and (3) a Stock Option Agreement Outside Directors Grant dated June 3, 2008. (27) (Exhibit 10.8)

10.52*	Letter agreement with Kathy Brittain White to amend (1) a Restricted Stock Unit Agreement dated April 7, 2009, (2) a Nonqualified Stock Option Agreement dated April 7, 2009, and (3) a Stock Option Agreement Outside Directors Grant dated June 3, 2008. (27) (Exhibit 10.9)

10.53*	Amendment, dated as of June 30, 2010, and Severance Agreement, dated April 30, 2007, between the Registrant and James Ebzery. (28) (Exhibit 10.1)

10.54	Patent Purchase Agreement, dated as of November 21, 2010, by and between CPTN Holdings LLC and the Registrant. (30) (Exhibit 10.54)

10.55+	Second BCA Joint Memorandum by Microsoft Corporation and the Registrant, dated as of January 16, 2007. (30) (Exhibit 10.55)

10.56+	Participation Agreement, dated as of January 16, 2007, by and between Microsoft Ireland Operations Limited and Novell Ireland Software Limited. (30) (Exhibit 10.56)

10.57+	Third Joint Memorandum by Microsoft Corporation and the Registrant, dated as of May 1, 2007. (30) (Exhibit 10.57)

10.58+	Fourth Joint Memorandum by Microsoft Corporation and the Registrant, dated as of December 21, 2007. (30) (Exhibit 10.58)

10.59+	Fifth Joint Memorandum by Microsoft Corporation and the Registrant, dated as of January 17, 2008. (30) (Exhibit 10.59)

10.60+	Sixth Joint Memorandum by Microsoft Corporation and the Registrant, dated as of April 10, 2008. (30) (Exhibit 10.60)

10.61+	Seventh Joint Memorandum by Microsoft Corporation and the Registrant, dated as of December 22, 2008. (30) (Exhibit 10.61)

10.62	Eighth Joint Memorandum by Microsoft Corporation and the Registrant, dated as of January 23, 2009. (30) (Exhibit 10.62)

10.63+	First Joint Memorandum by Microsoft Ireland Operations Limited and Novell Ireland Software Limited, dated as of April 9, 2009. (30) (Exhibit 10.63)

Exhibit Number	Description

10.64+	Ninth Joint Memorandum by Microsoft Corporation and the Registrant, dated as of January 25, 2010. (30) (Exhibit 10.64)

10.65+	Statement of Work No. 2 under the Technical Collaboration Agreement, between Microsoft Corporation and the Registrant, effective as of September 30, 2008. (30) (Exhibit 10.65)

10.66+	Statement of Work No. SRM 2 under the Technical Collaboration Agreement, between Microsoft Corporation and the Registrant, effective as of December 4, 2008. (30) (Exhibit 10.66)

10.67+	Statement of Work under the Technical Collaboration Agreement, between Microsoft Corporation and the Registrant, effective as of March 24, 2010. (30) (Exhibit 10.67)

10.68+	Statement of Work Regarding Open XML under the Second Amended and Restated Technical Collaboration Agreement, between Microsoft Corporation and the Registrant, effective as of April 1, 2010. (30) (Exhibit 10.68)

10.69+	Amended and Restated Patent Cooperation Agreement, between Microsoft Corporation, Microsoft Licensing, GP and the Registrant, dated as of June 28, 2007. (32) (Exhibit 10.69)

10.70*	Non-Employee Director Remuneration and Expense Reimbursement Summary. (27) (Exhibit 10.7)

10.71*	Non-Employee Director Remuneration and Expense Reimbursement Summary. (26) (Exhibit 10.3)

21	Subsidiaries of the Registrant. (30) (Exhibit 21)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. (30) (Exhibit 23.1)

31.1	Rule 13a-14(a) Certification. (30) (Exhibit 31.1)

31.2	Rule 13a-14(a) Certification. (30) (Exhibit 31.2)

31.3	Rule 13a-14(a) Certification. (32)

31.4	Rule 13a-14(a) Certification. (32)

32.1	18 U.S.C. Section 1350 Certification. (31) (Exhibit 32.1)

32.2	18 U.S.C. Section 1350 Certification. (31) (Exhibit 32.1)

101.INS**	XBRL Instance. (30) (Exhibit 101.INS)

101.SCH**	XBRL Taxonomy – Extension Schema. (30) (Exhibit 101.SCH)

101.CAL**	XBRL Taxonomy – Extension Calculation. (30) (Exhibit 101.CAL)

101.DEF**	XBRL Taxonomy – Extension Definition. (30) (Exhibit 101.DEF)

101.LAB**	XBRL Taxonomy – Extension Labels. (30) (Exhibit 101.LAB)

101.PRE**	XBRL Taxonomy – Extension Presentation. (30) (Exhibit 101.PRE)

*	Indicates management contracts or compensatory plans.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
+	Confidential treatment requested for portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended April 30, 2004 (File No. 0-13351).

(2)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed June 19, 2009 (File No. 0-13351).
(3)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended April 30, 2009 (File No. 0-13351).
(4)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed March 3, 2010 (File No. 0-13351).
(5)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-1, filed November 30, 1984, and amendments thereto (File No. 2- 94613).
(6)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended July 31, 2004 (File No. 0-13351).
(7)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 15, 2006 (File No. 0-13351).
(8)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed October 12, 2001 (File No. 333-71502).
(9)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-8, filed May 30, 1996 (File No. 033-48395).
(10)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed July 13, 2000 (File No. 333-41328).
(11)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed May 30, 1996 (File No. 333-04823).
(12)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Registration Statement on Form S-8, filed August 6, 2002 (File No. 333-97713).
(13)	Incorporated by reference from Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 25, 2009.
(14)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 9, 2009 (File No. 0-13351).
(15)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended July 31, 2009 (File No. 0-13351).
(16)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2004 (File No. 0-13351).
(17)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended January 31, 2009 (File No. 0-13351).
(18)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed November 2, 2009 (File No. 0-13351).
(19)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2003 (File No. 0-13351).
(20)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2005 (File No. 0-13351).
(21)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed April 27, 2007 (File No. 0-13351).
(22)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2006 (File No. 0-13351).
(23)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended July 31, 2008 (File No. 0-13351).
(24)	Incorporated by reference to the information provided pursuant to Item 5.02(e) of the Registrant’s Current Report on Form 8-K, filed April 13, 2009 (File No. 0-13351).
(25)	Incorporated by reference to the information provided pursuant to Item 5.02(e) of the Registrant’s Current Report on Form 8-K, filed December 11, 2009 (File No. 0-13351).
(26)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended January 31, 2010 (File No. 0-13351).
(27)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended April 30, 2010 (File No. 0-13351).
(28)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, filed for the fiscal quarter ended July 31, 2010 (File No. 0-13351).
(29)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Current Report on Form 8-K/A, filed November 22, 2010 (File No. 0-13351).
(30)	Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2010 (File No. 0-13351).

(31)	Incorporated by reference to the Exhibit identified in parentheses, furnished as an exhibit to the Registrant’s Annual Report on Form 10-K, filed for the fiscal year ended October 31, 2010 (File No. 0-13351).
(32)	Filed herewith.